Form 10-Q
period 1997-12-31
APPLIED MICRO CIRCUITS CORP
filed 1998-02-17
CIK 711065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1997, OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM               TO               .

                       COMMISSION FILE NUMBER: 000-23193

                                  ___________

                       APPLIED MICRO CIRCUITS CORPORATION
             (Exact name of Registrant as specified in its charter)

         DELAWARE                                            94-2586591
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)

                              6290 SEQUENCE DRIVE
                              SAN DIEGO, CA 92121
                    (Address of principal executive offices)
       Registrant's telephone number, including area code: (619) 450-9333

                                  ___________

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                              YES  [x] *    NO ___
                                  -----

  As of February 13, 1998, 20,995,115 shares of the Registrant's Common Stock were issued and outstanding.

  * The Registrant has been subject to such filing requirements since November 24, 1997, the effective date of the Registrant's Registration Statement on Form 8-A.

                       APPLIED MICRO CIRCUITS CORPORATION
                                     INDEX

                                                                            PAGE
                                                                            ----
Part I.   FINANCIAL INFORMATION:

  Item 1. a)  Condensed Consolidated Balance Sheets at December 31, 1997
              (unaudited) and March 31, 1997................................  3

          b)  Condensed Consolidated Statements of Operations (unaudited)
              for the three and nine months ended December 31, 1997
              and December 31, 1996.........................................  4

          c)  Condensed Consolidated Statements of Cash Flows (unaudited)
              for the nine months ended December 31, 1997 and
              December 31, 1996.............................................  5

          d)  Notes to Condensed Consolidated Financial Statements..........  6


 Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  8

Part II.  OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds......................... 25

  Item 4. Submission of Matters to a Vote of Security Holders............... 26

  Item 6. Exhibits.......................................................... 26

================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED MICRO CIRCUITS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                    DECEMBER 31, 1997     MARCH 31, 1997
                                                                                    -----------------     ---------------
                                                                                       (UNAUDITED)
                                    ASSETS
Current assets:
 Cash and cash equivalents......................................................             $ 9,923             $ 5,488
 Short-term investments - available-for-sale....................................              26,307               8,109
 Accounts receivable, net of allowance for doubtful accounts of $350 and $200 at December 31, 1997 (unaudited) and March 31, 1997,
   respectively.................................................................              10,529               8,418
 Inventories....................................................................               8,002               7,530
 Deferred income taxes..........................................................               1,813                   -
 Notes receivable from officer and employee.....................................                  21                   8
 Other current assets...........................................................                 927                 690
                                                                                        ------------        ------------
               Total current assets.............................................              57,522              30,243
 Notes receivable from officer and employees....................................                 908                 803
 Property and equipment, net....................................................              15,427              10,768
                                                                                        ------------        ------------
   Total assets  $..............................................................             $73,857             $41,814
                                                                                        ============        ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...............................................................             $ 5,010             $ 2,428
 Accrued payroll and related expenses...........................................               3,407               3,102
 Other accrued liabilities......................................................                 934               1,881
 Deferred revenue...............................................................               1,261                 806
 Current portion of long-term debt..............................................                   -                  37
 Current portion of capital lease obligations...................................               2,215               2,625
                                                                                        ------------        ------------
               Total current liabilities........................................              12,827              10,879
 Long-term capital lease obligations, less current portion......................               1,675               3,192
 Stockholders' equity:
   Preferred Stock, $0.01 par value:
     2,000,000 shares authorized, none issued and outstanding...................                   -                   -
   Convertible preferred stock, $0.01 par value:
     Authorized shares - 1,350,000
     Issued and outstanding shares - 1,223,594 at March 31, 1997
     Liquidation value - $25,695 at March 31, 1997 and none at December
      31, 1997..................................................................                   -                  12
   Common Stock, $0.01 par value:
     Authorized shares - 60,000,000 and 34,500,000 at December 31, 1997
    (unaudited) and March 31, 1997, respectively
     Issued and outstanding shares - 20,870,368 at December 31, 1997
      (unaudited) and 5,025,357 at March 31, 1997, respectively.................                 208                  50
   Additional paid-in capital...................................................              59,716              36,974
   Deferred compensation........................................................                (512)                  -
   Retained earnings (deficit)..................................................                 444              (9,235)
   Notes receivable from stockholders...........................................                (501)                (58)
                                                                                        ------------        ------------
               Total stockholders' equity.......................................              59,355              27,743
          Total liabilities and stockholders' equity............................             $73,857             $41,814
                                                                                        ============        ============

    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (In thousands, except per share data)


                                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                             DECEMBER 31,                  DECEMBER 31,
                                                                      --------------------------     -------------------------
                                                                         1997           1996            1997           1996
                                                                      ----------     -----------     ----------     ----------
Net revenues.....................................................         $19,666        $14,509         $54,874        $42,464
Cost of revenues.................................................           8,836          7,046          25,370         22,800
                                                                      -----------    -----------     -----------    -----------
Gross Profit.....................................................          10,830          7,463          29,504         19,664
Operating expenses:
    Research and development.....................................           3,337          2,256           9,339          5,668
    Selling, general and administrative..........................           3,530          3,092          10,260          8,986
                                                                      -----------    -----------     -----------    -----------
            Total operating expenses.............................           6,867          5,348          19,599         14,654
                                                                      -----------    -----------     -----------    -----------
Operating income.................................................           3,963          2,115           9,905          5,010
Interest income (expense),net....................................             143            (19)            294              5
                                                                      -----------    -----------     -----------    -----------
Income before income taxes.......................................           4,106          2,096          10,199          5,015
Provision for income taxes.......................................             103            198             262            474
                                                                      -----------    -----------     -----------    -----------
Net income.......................................................         $ 4,003        $ 1,898         $ 9,937        $ 4,541
                                                                      ===========    ===========     ===========    ===========
Pro forma basic earnings per share:
    Earnings per share...........................................         $  0.22        $  0.11         $  0.57        $  0.25
                                                                      ===========    ===========     ===========    ===========
    Shares used in calculating basic earnings per share..........          18,463         17,847          17,499         17,824
                                                                      ===========    ===========     ===========    ===========
Diluted earnings per share:
    Earnings per share...........................................         $  0.20        $  .011         $  0.51        $  0.25
                                                                      ===========    ===========     ===========    ===========
    Shares used in calculating diluted earnings per share........          20,383         17,920          19,306         17,897
                                                                      ===========    ===========     ===========    ===========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (In thousands)

                                                                                                            NINE MONTHS ENDED

                                                                                                            -----------------

                                                                                                               DECEMBER 31,

                                                                                                               ------------

                                                                                                            1997          1996

                                                                                                            ----          ----

OPERATING ACTIVITIES

  Net income.......................................................................................       $ 9,937       $ 4,541

  Adjustments to reconcile net income to net cash provided by operating activities:

     Depreciation and amortization.................................................................         4,053         3,999

     Write-offs of inventories.....................................................................           598           378

     Amortization of deferred compensation.........................................................            87             -

  Changes in assets and liabilities:

     Accounts receivables..........................................................................        (2,111)          451

     Inventories...................................................................................        (1,070)         (630)

     Other current assets..........................................................................          (237)       (1,066)

     Accounts payable..............................................................................         2,582          (905)

     Accrued payroll and other accrued liabilities.................................................          (642)        1,274

     Deferred income taxes.........................................................................        (1,813)            -

     Deferred revenue..............................................................................           455           128

                                                                                                          --------      -------

          Net cash provided by operating activities................................................        11,839         8,170



INVESTING ACTIVITIES

  Proceeds from sales and maturities of short-term investments.....................................        23,268         6,466

  Purchase of short-term investments...............................................................       (41,466)       (8,061)

  Notes receivable from officer and employees......................................................          (118)         (608)

  Purchase of property and equipment...............................................................        (8,431)       (1,907)

                                                                                                          --------      -------

          Net cash used for investing activities...................................................       (26,747)       (4,110)



FINANCING ACTIVITIES

  Net proceeds from issuance of common stock, net..................................................        25,454            29

  Repurchase of common stock.......................................................................             -           (24)

  Repurchase of preferred stock....................................................................        (3,877)            -

  Payments on notes receivable from stockholders...................................................            12            18

  Payments on capital lease obligations............................................................        (2,209)       (2,594)

  Payments on long-term debt.......................................................................           (37)         (337)

                                                                                                          --------      -------

          Net cash provided by (used for) financing activities.....................................        19,343        (2,908)

                                                                                                          --------      -------

          Net increase in cash and cash equivalents................................................         4,435         1,152



Cash and cash equivalents at beginning of period...................................................         5,488         4,277



Cash and cash equivalents at end of period.........................................................       $ 9,923       $ 5,429

                                                                                                          ========      =======

Supplemental disclosure of cash flow information:

  Cash paid for

  Interest.........................................................................................       $   358       $   459

                                                                                                          ========      =======

  Income taxes.....................................................................................       $ 2,559       $   411

                                                                                                          ========      =======

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES:

        Capital lease obligations of approximately $1.2 million and $282,000 were incurred during the nine month periods ended
December 31, 1996 and 1997, respectively. During the nine months ended December 31, 1997, notes were received for the exercise of stock options totalling $455,000.



    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


1.   BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION (UNAUDITED)


  The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in sales, expenses and net income or losses will continue.

  The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 1998.

CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

  Cash and cash equivalents consist of highly liquid debt instruments with original maturities of three months or less at date of acquisition, or money market type funds. Short-term investments consist of United States treasury notes, obligations of U.S. government agencies and corporate bonds. The Company maintains its excess cash in financial institutions with strong credit ratings and has not experienced any significant losses on its investments. The estimated fair value of each investment security approximates cost and, therefore, no unrealized gains or losses existed as of December 31, 1997 or at March 31, 1997 and 1996 or at December 31, 1997.

  The following is a summary of available-for-sale securities (in thousands):


                                                      December 31,  March 31,
                                                        1997           1997
                                                      ------------  ---------
      U.S. treasury securities and obligations of
       U.S. government agencies....................    $12,683      $4,189
      U.S. corporate debt securities...............     13,124       3,628
      Other........................................        500         292
                                                       -------      ------
                                                       $26,307      $8,109
                                                       =======      ======

  Available-for-sale securities by contractual maturity are as follows (in thousands):

                                                       DECEMBER 31,   MARCH 31,
                                                          1997         1997
                                                       ------------   ---------
      Due in one year or less..........................  $21,860        $5,005
      Due after one year through two years.............    3,047         3,104
      Greater than two years...........................    1,400           --
                                                         -------        ------
                                                         $26,307        $8,109
                                                         =======        ======

EARNINGS PER SHARE

  In February 1997, the Financial Accounting Standards Board issued SFAS 128. "Earnings per Share," which supersedes APB Opinion No. 15. SFAS 128 replaces the presentation of primary earnings per share (EPS) with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including AMCC, are also required to present "Diluted EPS" that reflects the potential dilution of securities such as employee stock options and warrants to purchase common stock. SFAS 128 is effective for financial statements issued for periods ending after December 15, 1997. On February 3, 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98 which revised the previous instructions for determining the dilutive effects in earnings per share computations of common stock and common stock equivalents issued at prices below the Company's initial public offering (the "IPO") price prior to the effectiveness of the IPO.

RECENTLY ISSUED ACCOUNTING STANDARDS

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. Both of these standards are effective for fiscal years beginning after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss has been materially different than net income or loss. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and does not believe adoption of SFAS No. 131 will have a material impact on the Company's financial statements.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

                              DECEMBER      MARCH 31,
                              31,1997         1997

Inventories (in thousands):
    Raw materials           $  1,311        $  2,175
    Work in process            4,344           4,279
    Finished goods             2,347           1,076
                            ----------      ----------
                            $  8,002         $ 7,530
                            ==========      ----------


 3. INITIAL AND SECONDARY PUBLIC OFFERING

       During the quarter ending December 31, 1997, the Company completed its initial public offering of 3,538,448 shares of common stock (including an exercised underwriters' over-allotment option for 832,950 shares) at a price of $8.00 per share, providing the Company with net proceeds of approximately $25.1 million, after deducting underwriting discounts and commissions of approximately $2.0 million and offering costs of approximately $1.2 million. During December 1997, all shares of convertible preferred stock converted into 10,717,317 shares of common stock. During November 1997, the certificate of incorporation of the Company was amended to provide that the authorized number of shares of common and preferred stock issuable by the Company was 60,000,000 shares of common stock ($0.01 par value) and 2,000,000 shares of preferred stock ($0.01 par value). On February 11, 1998 the Company filed a registration statement on Form S-1 for the sale of up to 6,000,000 shares of Common Stock of which 1,000,000 shares are being sold by the Company and up to 5,000,000 shares by certain stockholders. Certain selling stockholders of the Company have granted the underwriters an overallotment option to purchase up to an additional 900,000 shares of Common Stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in Applied Micro Circuit Corporation's (the "Company" or "AMCC") Registration Statement on Form S-1 filed with the Securities and Exchange Commission on February 11, 1998. This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Risk Factors" below. In this report, the words "anticipates," "believes," "expects," "future" and similar expressions identify forward-looking statements. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company undertakes no obligation to publicly release the results of any revision to these forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

OVERVIEW

  AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure. The Company tailors solutions to customer and market requirements by using a combination of high-frequency, mixed-signal design expertise, system-level knowledge and multiple silicon process technologies. AMCC believes that its internal bipolar and BiCMOS processes, complemented by advanced CMOS processes from external foundries, enable the Company to offer high-performance, high-speed solutions optimized for specific applications and customer requirements. The Company further believes that its products provide significant cost, power, performance and reliability advantages for systems OEMs in addition to accelerating time-to-market. The Company also leverages its technology to provide products for the automated test equipment ("ATE"), high-speed computing and military markets.

  Since inception, the Company has focused primarily on the design, manufacture and sale of high-performance silicon integrated circuits ("ICs"). The Company's first significant revenues were derived from sales of high-speed application-specific integrated circuits ("ASICs") to military and ATE customers. The Company subsequently utilized its high-performance mixed-signal design and process technologies to diversify into the telecommunications and high-speed computing markets and, more recently, the data communications market. Commencing in fiscal 1992, the Company adopted a strategy in which much of its next-generation technology and products were based on a process under development with a strategic foundry partner. In fiscal 1994, the strategic partner elected to end this relationship and paid the Company $10.0 million in connection with termination of the proposed foundry relationship. In fiscal 1995, the Company redirected its strategy to concentrate on the development of application-specific standard products ("ASSPs") for the high-performance telecommunications and high-speed computing markets. As a result of the termination of the relationship with the strategic partner, decreased orders from two major customers, charges associated with reductions in the Company's work force of approximately $626,000 in fiscal 1995 and charges taken for excess inventories of approximately $3.7 million in fiscal 1996 the Company had fluctuating revenues and incurred net losses in fiscal 1995 and 1996.

  In fiscal 1997, the Company substantially reorganized its management team and increased its focus on becoming the leading supplier of high-performance, high-bandwidth connectivity ICs for the world's communications infrastructure. Accordingly, the Company accelerated the pace of development of new products for high-performance telecommunications and data communications markets. Following the reorganization of the Company's management team in fiscal 1997 and its renewed focus on ASSPs for the telecommunications and data communications markets, the Company returned to profitability and its revenues have increased in each of the last seven fiscal quarters.

  The Company derives its revenues principally through product sales, which are recognized upon shipment to customers. Revenues from sales to distributors that are made under agreements allowing for price protection and right of return on products unsold by the distributor are not recognized until the distributor ships the product to its customer. The Company also derives a small portion of its revenues from non-recurring engineering contracts, which revenues are recognized using the percentage-of-completion method. All international sales are denominated in United States dollars. In December 1997, the Company completed the initial public offering of its Common Stock, which raised net proceeds of approximately $25.1 million.

RESULTS OF OPERATIONS

  The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                       THREE MONTHS ENDED                    NINE MONTHS ENDED
                                              ---------------------------------     ---------------------------------
                                                 DECEMBER 31,      DECEMBER 31,        DECEMBER 31,     DECEMBER 31,
                                                     1997              1996                1997             1996
                                              ---------------  ----------------     ---------------  ---------------
Net revenues................................             100.0%           100.0%               100.0%           100.0%
Cost of revenues............................              44.9%            48.6%                46.2%            53.7%
                                                         -----            -----                -----            -----
Gross profit................................              55.1%            51.4%                53.8%            46.3%
Operating expenses:
      Research and development..............              17.0%            15.5%                17.0%            13.3%
      Selling, general and administrative...              17.9%            21.3%                18.7%            21.2%
                                                         -----            -----                -----            -----
        Total operating expenses............              34.9%            36.8%                35.7%            34.5%
                                                         -----            -----                -----            -----
Operating income............................              20.2%            14.6%                18.1%            11.8%
Net interest income (expense)...............               0.7%            (0.1%)                0.5%               -
                                                         -----            -----                -----            -----
Income before provisions for income taxes...              20.9%            14.5%                18.6%            11.8%
Provision for income taxes..................               0.5%             1.4%                 0.5%             1.1%
                                                         -----            -----                -----            -----
Net income..................................              20.4%            13.1%                18.1%            10.7%
                                                         =====            =====                =====            =====

  Net Revenues. Net revenues for the three months and nine months ended
December 31, 1997 were approximately $19.7 million and $54.9 million, representing increases of 36% and 29%, respectively, over net revenues of approximately $14.5 million and $42.5 million for the three months and nine months ended December 31, 1996, respectively. Revenues from sales of communications products increased from 45% and 43% of net revenues for the three months and nine months ended December 31, 1996, respectively, to 49% and 47% of net revenues for the three months and nine months ended December 31, 1997, respectively, reflecting unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of products to other markets, consisting of the ATE, high-speed computing and military markets, decreased from 55% and 57% of net revenues during the three months and nine months ended December 31, 1996, respectively, to 51% and 53% of net revenues for the three months and nine months ended December 31, 1997, respectively, although revenues from sales to these other markets increased in absolute dollars. The increase in absolute dollars in revenues attributable to these other markets was primarily due to an increase in shipments of PCI bus products for high speed computing applications and to increased shipments of products to the ATE market. Sales to Nortel accounted for 21% and 20% of net revenues for the three months and nine months ended December 31, 1997, respectively. Sales outside of North America accounted for 23% and 24% of net revenues for the three months and nine months ended December 31, 1997, respectively. Although less than seven percent of the Company's revenues were attributable to sales in Asia during the nine months ended December 31, 1997, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers. See "--Risk Factors-- International Sales."

     Gross Margin. In addition to the costs of internal wafer fabrication and the costs of procuring wafers and finished goods from external foundries, the Company's cost of revenues includes costs associated with packaging, assembly, testing, procurement and quality assurance functions, some of which are performed by third-party vendors. Gross margin (gross profit as a percentage of revenues) was 55.1% for the three months ended December 31, 1997, as compared to 51.4% for the three months ended December 31, 1996, and 53.8% for the nine months ended December 31, 1997, as compared to 46.3% for the nine months ended December 31, 1996. In each case, the increase in gross margin resulted from increased utilization of the Company's wafer fabrication facility. Improved manufacturing yields also contributed to the improved gross margin for the nine months ended December 31, 1997. The Company's gross margin is primarily impacted by factory utilization, wafer yields and product mix. Although AMCC does not expect its gross margin to continue to increase at the rates reflected above, its strategy is to maximize factory utilization whenever possible, maintain or improve its manufacturing yields, and focus on the development and sales of high-performance products that can have higher gross margins. There can be no assurance, however, that the Company will be successful in achieving these objectives or that the trend of increasing gross margins will continue. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income. See "-- Risk Factors -- Fluctuations in Operating Results."

     Research and Development. Research and development ("R&D") expenses consist primarily of compensation and associated costs relating to new product development and new process development. These costs include design and process engineering costs, design tools and prototyping costs (including non-recurring engineering charges from foundries) and photomask and pre-production wafer costs. R&D expenditures are expensed as incurred. R&D expenses increased to approximately $3.3 million, or 17.0% of net revenues, for the three months ended December 31, 1997, from approximately $2.3 million, or 15.5% of net revenues, for the three months ended December 31, 1996 and increased to approximately $9.3 million, or 17.0% of net revenues, for the nine months ended December 31, 1997 from approximately $5.7 million, or 13.3% of net revenues for the nine months ended December 31, 1996. In each case, the increase in R&D expenses was due to accelerated new product and process development efforts, including additions to the Company's engineering staff and related expenses as well as increased prototyping costs. The Company expects R&D expenses in absolute dollars and as a percentage of net revenues to increase significantly in the future and that R&D expenses will increase as a percentage of net revenues in the future due to planned increases in personnel, prototyping costs and depreciation resulting from increased capital investment for process development and design tools. Currently, R&D expenses are primarily focused on the development of products for the telecommunications and data communications markets, and the Company expects to continue this focus.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses consist primarily of compensation for sales, marketing and administrative personnel, commissions paid to third-party sales representatives and expenses associated with product promotion. SG&A expenses were approximately $3.5 million, or 17.9% of net revenues, for the three months ended December 31, 1997, as compared to approximately $3.1 million, or 21.3% of net revenues, for the three months ended December 31, 1996 and increased to approximately $10.3 million, or 18.7% of net revenues, for the nine months ended December 31, 1997 from approximately $9.0 million, or 21.2% of net revenues, for the nine months ended December 31, 1996. The increase in SG&A expenses in both the three months and nine months ended December 31, 1997, respectively, primarily reflected increases of $92,000 and $229,000, respectively, in compensation costs, increases of $153,000 and $363,000, respectively, in commissions earned by third-party sales representatives, increases of $131,000 and $146,000 in product promotion expenses, and a $157,000 increase in the Company's provision for doubtful accounts due to the Company's expanding customer base for the nine months ended December 31, 1997. The decrease in SG&A expenses as a percentage of net revenues in both the three months and nine months ended December 31, 1997 was a result of net revenues increasing more rapidly than SG&A expenses. The Company expects SG&A expenses to increase in the future due to additional staffing in its sales and marketing departments and additional expenses related to being a public company.

     Net Interest Income. Net interest income consists of interest income generated from the Company's cash, cash equivalents and short-term investments, net of interest expense paid on the Company's debt and capital lease obligations. Net interest income (expense) increased to $143,000 for the three months ended December 31, 1997 from

($19,000) for the three months ended December 31, 1996 and increased to $294,000 for the nine months ended December 31, 1997 from $5,000 for the nine months ended December 31, 1996, reflecting interest income from larger cash and short-term investment balances during the three months and nine months ended December 31, 1997, respectively, and a decrease in interest expense associated with outstanding capital lease and debt obligations.

     Income Taxes. The Company's estimated annual effective tax rate used for the nine months ended December 31, 1997 was 2.6% due to the reduction of a valuation allowance recorded against deferred tax assets. This reduction results from the projected level of income for fiscal 1998, which makes the realization of these deferred tax assets more likely than not. The effective tax rate of 9.5% for the nine months ended December 31, 1996 was a result of alternative minimum taxes ("AMT"). The Company expects its effective tax rate to be closer to statutory rates in fiscal 1999.

     Deferred Compensation. In connection with the grant of certain stock options to employees during the six months ended September 30, 1997, the Company recorded aggregate deferred compensation of $599,000, representing the difference between the deemed fair value of the Common Stock at the date of grant for accounting purposes and the option exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Amortization of deferred compensation recorded for the nine months ended December 31, 1997 was $87,000. The Company currently expects to record amortization of deferred compensation with respect to these option grants of approximately $127,000, $159,000, $159,000, $129,000 and $25,000 during the fiscal years ended March 31,
1998 (including the amount set forth above for the nine months ended December 31, 1997), 1999, 2000, 2001 and 2002, respectively.

     Backlog. The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog for products scheduled to be shipped and non-recurring engineering services to be completed in the next six months was $28.2 million on December 31, 1997, compared to $18.7 million on December 31, 1996. See "Risk Factors--Fluctuations in Operating Results."

     Year 2000 Compliance. Certain of the Company's internal computer systems are not Year 2000 compliant, and the Company utilizes third-party equipment and software that may not be Year 2000 compliant. The Company has commenced taking actions to correct such internal systems and is in the early stages of conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. The Company does not believe that the cost of these actions will have a material adverse affect on the Company's business, financial condition or operating results. However, there can be no assurance that a failure of the Company's internal computer systems or of third-party equipment or software used by the Company, or of systems maintained by the Company's suppliers, to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, there can be no assurance that adverse changes in the purchasing patterns of the Company's customers or potential customers as a result of Year 2000 issues affecting such customers will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Risk Factors--Year 2000 Compliance."

Liquidity and Capital Resources

     The Company's principal sources of liquidity as of December 31, 1997 consisted of $36.2 million in cash, cash equivalents and short-term investments and a $900,000 loan commitment to finance the purchase of fabrication equipment currently expected to occur prior to the end of fiscal 1998. The loan commitment, if used, will have an interest rate of LIBOR plus 0.2% and will be due in sixty monthly installments of equal principal plus interest in arrears, and will be secured by the fabrication equipment. Working capital as of December 31, 1997 was $44.7 million compared to $19.4 million as of March 31, 1997. This increase in working capital was primarily due to the $25.1 million net proceeds from the initial public offering and cash provided by operations offset by the repurchase of certain shares of the Company's Preferred Stock. During the nine months ended December 31, 1997, the Company financed its operations primarily through cash provided by operations.

     During the nine months ended December 31, 1997, the Company generated $11.8 million of cash from operating activities, compared to $8.2 million in the nine months ended December 31, 1996. The increase in cash provided by operating activities was primarily due to the increase in profitability.

     During the nine months ended December 31, 1997, capital expenditures totalled $8.4 million, of which approximately $282,000 was financed by capital leases. The Company intends to increase its capital expenditures for manufacturing equipment, test equipment and computer hardware and software. The Company is in the process of expanding the manufacturing capacity of its existing fabrication facility. The Company anticipates that an additional $15.0 million will be spent on this expansion and the purchase of equipment and leasehold improvements related thereto. The Company plans to finance this expansion through a combination of available cash, cash equivalents and short term investments, cash from operations and debt and lease financing. The Company currently expects to spend approximately $26.0 million on capital expenditures in the last quarter of fiscal 1998 and fiscal 1999, of which approximately $12.0 million will be related to the expansion. The Company also plans to initiate construction of a new six-inch wafer fabrication facility during fiscal 1999 and to complete the physical plant during 2000. The Company believes the new facility will not begin commercial production prior to late 2000. The Company estimates that the cost of the new wafer fabrication facility will be at least $80.0 million, of which approximately $30.0 million relates to the purchase of land and construction of the facility and at least $50.0 million relates to capital equipment purchases. The Company plans to finance the new wafer fabrication facility through a combination of available cash, cash equivalents and short term investments, cash from operations, debt and lease financing and approximately $24.0 million of the net proceeds from an offering currently being undertaken by the Company and the Company's IPO. The Company is also exploring other alternatives for the expansion of its manufacturing capacity, including purchasing a wafer fabrication facility and entering into strategic relationships to obtain additional capacity. Although the Company believes that it will be able to obtain financing for a significant portion of the planned capital expenditures at competitive rates and terms from its existing and new financing sources, there can be no assurance that the Company will be successful in these efforts or that the new facility will be completed and in volume production within its current budget or within the period currently scheduled by the Company. Furthermore, there can be no assurance that other alternatives to constructing a new wafer fabrication facility will be available on a timely basis or at all. See "Risk Factors --Manufacturing Capacity Limitations; New Production Facility," "-- Dependence on Third-Party Manufacturing and Supply Relationships" and "-- Need For Additional Capital."

     With the exception of the approximately $25.1 million in net proceeds from the IPO, the Company has not raised financing from sales of equity (other than option exercises under employee stock plans) since September 1987, and as a financing strategy, has used cash flow from operating activities and equipment debt and lease financing. In

June 1997, the Company repurchased 172,300 shares of Preferred Stock (convertible into 2,119,435 shares of Common Stock) for approximately $3.9 million.

  The Company believes that the net proceeds from the initial public offering and the secondary offering expected to occur March 1998, together with its available cash, cash equivalents and short-term investments, and cash generated from operations, will be sufficient to meet the Company's capital requirements for the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company expects that it will need to raise additional debt or equity financing in the future. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all. See "-- Risk Factors -- Need for Additional Capital."

RISK FACTORS


FLUCTUATIONS IN OPERATING RESULTS

  AMCC has experienced and may in the future experience fluctuations in its operating results. The Company had fluctuating revenues and incurred net losses in fiscal 1995 and 1996. The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit and operating income, including, but not limited to: the rescheduling or cancellation of orders by customers; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in manufacturing yields and inventory levels; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the announcement or introduction of products and technologies by the Company's competitors; the availability of external foundry capacity, purchased parts and raw materials; competitive pressures on selling prices; the timing of investments in research and development; market acceptance of the Company's and its customers' products; the timing of depreciation and other expenses to be incurred by the Company in connection with the expansion of its existing manufacturing facility and in connection with its proposed new wafer fabrication facility; costs associated with compliance with applicable environmental regulations; costs associated with future litigation, if any, including without limitation, litigation relating to the use or ownership of intellectual property; general semiconductor industry conditions; and general economic conditions, including, but not limited to, economic conditions in Asia.

  The Company's expense levels are relatively fixed and are based, in part, on its expectations of future revenues. Because the Company is continuing to increase its operating expenses for personnel and new product development and is limited in its ability to reduce expenses quickly in response to any revenue shortfalls, the Company's business, financial condition and operating results would be adversely affected if increased revenues are not achieved. Furthermore, sudden shortages of raw materials or production capacity constraints can lead producers to allocate available supplies or capacity to customers with resources greater than those of the Company, which could interrupt the Company's ability to meet its production obligations. Finally, average selling prices in the semiconductor industry historically have decreased over the life of a product, and as a result, the average selling prices of the Company's products may be subject to significant pricing pressures in the future. In response to such pressures, the Company may take pricing or other actions that could have a material adverse effect on the Company's business, financial condition and operating results.

  The Company's business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, the Company typically plans its production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. In addition, from time to time, in response to anticipated long lead times to obtain inventory and materials from its outside foundries, the Company may order materials in advance of anticipated customer demand, which might result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize or other factors render the customer's products less marketable.

Furthermore, the Company currently anticipates that an increasing portion of its revenues in future periods will be derived from sales of application-specific standard products ("ASSPs"), as compared to application-specific integrated circuits ("ASICs"). Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which may make it increasingly difficult for the Company to predict its revenues and inventory levels and adjust production appropriately in future periods. A failure by the Company to plan inventory and production levels effectively could have a material adverse effect on the Company's business, financial condition and operating results.

  As a result of the foregoing or other factors, the Company may experience fluctuations in future operating results on a quarterly or annual basis that could materially and adversely affect its business, financial condition and operating results. For example, as a result of the termination of a relationship with a strategic foundry partner, decreased orders from two major customers, charges associated with a reduction in the Company's workforce and charges for excess inventory, the Company experienced revenue fluctuations and incurred net losses in fiscal 1995 and 1996. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. There can be no assurance that the Company will be able to achieve increased sales or maintain its profitability in any future period. In certain future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Results of Operations."

MANUFACTURING YIELDS

  The fabrication of semiconductors is a complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. In addition, the Company's ongoing expansion of the manufacturing capacity of its existing wafer fabrication facility could increase the risk to the Company of contaminants in such facility. Many of these problems are difficult to diagnose, time consuming and expensive to remedy and can result in shipment delays. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer, particularly in connection with the commencement of production in a new fabrication facility or the transfer of manufacturing operations between fabrication facilities. Because the majority of the Company's costs of manufacturing are relatively fixed, maintenance of the number of shippable die per wafer is critical to the Company's results of operations. Yield decreases can result in substantially higher unit costs and may result in reduced gross profit and net income. The Company has in the past experienced yield problems in connection with the manufacture of its products. For example, in the second quarter of fiscal 1997 the Company experienced a decrease in internal yields primarily due to the Company's increasing volume production of a single product at less than normal production yields in support of a customer's delivery requirements. This decrease in internal yields adversely impacted the Company's gross margin for the quarter by approximately $600,000. The Company estimates yields per wafer in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be revalued. The Company has in the past and may in the future from time to time take inventory write-downs as a result of decreases in manufacturing yields. There can be no assurance that the Company will not suffer periodic yield problems in connection with new or existing products or in connection with the commencement of production in the Company's proposed new manufacturing facility or the transfer of the Company's manufacturing operations to such facility, any of which problems could cause the Company's business, financial condition and operating results to be materially and adversely affected. See "-- Manufacturing Capacity Limitations; New Production Facility."

  Semiconductor manufacturing yields are a function both of product design and process technology. In cases where products are manufactured for the Company by an outside foundry, the process technology is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. In some cases this risk could be compounded by the offshore location of certain of the Company's manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. If the Company develops relationships with additional outside foundries, yields could be adversely affected due to difficulties associated with adapting the Company's technology and product design to the proprietary process technology and design rules of such new foundries. Because of the Company's limited access to wafer fabrication capacity from its outside foundries for certain of its products, any decrease in manufacturing yields of such products could result in an increase in the Company's per unit costs for such products and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross margin. There can be no assurance that the Company's outside foundries will achieve or maintain acceptable manufacturing yields in the future. Furthermore, the Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and operating results.

RISKS ASSOCIATED WITH INCREASING DEPENDENCE ON TELECOMMUNICATIONS AND DATA COMMUNICATIONS MARKETS AND INCREASING DEPENDENCE ON APPLICATION-SPECIFIC STANDARD PRODUCTS

  An important part of the Company's strategy is to continue its focus on the telecommunications market and to leverage its technology and expertise to penetrate further the data communications market for high-speed ICs. The Company anticipates that sales to its other traditional markets will grow more slowly or not at all and, in some instances, as in the case of military markets, may decrease over time. The telecommunications and data communications markets are characterized by extreme price competition, rapid technological change, industry standards that are continually evolving and, in many cases, short product life cycles. These markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If, at the beginning of each such transition, the Company's products are unable to support the new features or performance levels being required by OEMs in these markets, the Company would be likely to lose business from an existing or potential customer and, moreover, would not have the opportunity to compete for new design wins until the next product transition occurs. There can be no assurance that the Company will be able to penetrate the telecommunications or data communications market successfully. A failure by the Company to develop products with required features or performance standards for the telecommunications or data communications markets, a delay as short as a few months in bringing a new product to market or a failure by the Company's telecommunications or data communications customers to achieve market acceptance of their products by end-users could significantly reduce the Company's revenues for a substantial period, which would have a material adverse effect on the Company's business, financial condition and operating results. See " -- Risks Associated with Dependence on High-Speed Computing Market."

  A significant portion of the Company's revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on the Synchronous Optical Network ("SONET")/Synchronous Digital Hierarchy ("SDH") transmission standards and the Asynchronous Transfer Mode ("ATM") transmission standard. If the communications market evolves to new standards, there is no assurance the Company will be able to successfully design and manufacture new products that address the needs of its customers or that such new products will meet with substantial market acceptance. Although the Company has developed some initial products for the emerging Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products have only recently commenced, and there is no assurance AMCC will be successful in addressing the market opportunities for products based on these standards. See " -- Rapid Technological Change; Necessity to Develop and Introduce New Products."

  The Company has under development a number of ASSPs for the telecommunications and data communications markets, from which it expects to derive an increasing portion of its future revenues. The Company has a limited operating history in selling ASSPs, particularly to customers in the telecommunications and data communications markets, upon which an evaluation of the Company's prospects in such markets can be based. In addition, the Company's relationships with certain customers in these markets have been established recently. The Company's future success in selling ASSPs, and in particular, selling ASSPs to customers in the telecommunications and data communications markets, will depend in large part on whether the Company's ASSPs are developed on a timely basis and whether such products achieve market acceptance among new and existing customers, and on the timing of the commencement of volume production of the OEMs' products, if at all. The Company has in the past encountered difficulties in introducing new products in accordance with customers' delivery schedules and the Company's initial expectations. There can be no assurance the Company will not encounter such difficulties in the future or that the Company will be able to develop and introduce ASSPs in a timely manner so as to meet customer demands. Any such difficulties or a failure by the Company to develop and timely introduce such ASSPs could have a material adverse effect on the Company's business, financial condition and operating results. See "-- Rapid Technological Change; Necessity to Develop and Introduce New Products."

RISKS ASSOCIATED WITH DEPENDENCE ON HIGH-SPEED COMPUTING MARKET

  The Company historically has derived significant revenues from product sales to customers in the high-speed computing market and currently anticipates that it will continue to derive significant revenues from sales to customers in this market in the near term. The market for high-speed computing IC products is subject to extreme price competition. The Company believes that the average selling prices of the Company's IC products for the high-speed computing market will decline in future periods and that the Company's gross margin on sales of such products also will decline in future periods. There can be no assurance that the Company will be able to reduce the costs of manufacturing its high-speed computing IC products in response to declining average selling prices. Even if the Company successfully utilizes new processes or technologies to reduce the manufacturing costs of its high-speed computing products in a timely manner, there can be no assurance that the Company's customers in the high-speed computing market will purchase such new products. A failure by the Company to reduce its manufacturing costs sufficiently or a failure by the Company's customers to purchase such products could have a material adverse effect on the Company's business, financial condition and operating results. Furthermore, the Company expects that certain of its competitors may seek to develop and introduce products that integrate the functions performed by the Company's high-speed computing IC products on a single chip. In addition, one or more of the Company's customers may choose to utilize discrete components to perform the functions served by the Company's high-speed computing IC products or may use their own design and fabrication facilities to create a similar product. In either case, the need for high-speed computing customers to purchase the Company's IC products could be eliminated, which could adversely affect the Company's business, financial condition and operating results. See "-- Intense Competition."

RAPID TECHNOLOGICAL CHANGE; NECESSITY TO DEVELOP AND INTRODUCE NEW PRODUCTS

  The markets for the Company's products are characterized by rapidly changing technologies, evolving and competing industry standards, short product life cycles, changing customer needs, emerging competition, frequent new product introductions and enhancements and rapid product obsolescence. The Company's future success will depend, in large part, on its ability to develop, gain access to and use leading technologies in a cost-effective and timely manner and on its ability to continue to develop its technical and design expertise. The Company's ability to have its products designed into its customers' future products, to maintain close working relationships with key customers in order to develop new products, particularly ASSPs, that meet customers' changing needs and to respond to changing industry standards and other technological changes on a timely and cost-effective basis will also be a critical factor in the Company's future success. Furthermore, once a customer has designed a supplier's product into its system, the customer typically is extremely reluctant to change its supply source due to significant costs associated with qualifying a new supplier. Accordingly, the failure by the Company to achieve design wins with its key customers could have a material adverse effect on the Company's business, financial condition and results of operations.

  Products for telecommunications and data communications applications, as well as for high-speed computing applications are based on industry standards that are continually evolving. The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. The emergence of new industry standards could render the Company's products incompatible with products developed by major systems manufacturers. As a result, the Company could be required to invest significant time and effort and to incur significant expense to redesign the Company's products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities to achieve crucial design wins. There can be no assurance that the Company will be successful in developing or using new technologies or in developing new products or product enhancements on a timely basis, or that such new technologies, products or product enhancements will achieve market acceptance. In the past, the Company has encountered difficulties in introducing new products and product enhancements in accordance with customers' delivery schedules and the Company's initial expectations. The Company could encounter such difficulties in the future. The Company's pursuit of necessary technological advances may require substantial time and expense. A failure by the Company, for technological or other reasons, to develop and introduce new or enhanced products on a timely basis that are compatible with industry standards and satisfy customer price and performance requirements could have a material adverse effect on the Company's business, financial condition and operating results. See "-- Fluctuations in Operating Results," and "-- Risks Associated with Increasing Dependence on Telecommunications and Data Communications Markets and Increasing Dependence on Application-Specific Standard Products."

INTENSE COMPETITION

  The semiconductor market is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The telecommunications, data communications, ATE and high-speed computing industries in particular are intensely competitive. The Company believes that the principal factors of competition in its markets are price, product performance, product quality and time-to-market. The ability of the Company to compete successfully in its markets depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies, product quality, reliability, price, the efficiency of production, design wins for its IC products, ramp up of production of the Company's products for particular systems manufacturers, end-user acceptance of the systems manufacturers' products, market acceptance of competitors' products and general economic conditions. In addition, the Company's competitors may offer enhancements to existing products or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a more timely basis than comparable products from the Company or that have the potential to replace or provide lower-cost alternatives to the Company's products. The introduction of such enhancements or new products by the Company's competitors could render the Company's existing and future products obsolete or unmarketable. Furthermore, once a customer has designed a supplier's product into its system, the customer is extremely reluctant to change its supply source due to the significant costs associated with qualifying a new supplier. Finally, the Company expects that certain of its competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by the Company's IC products on a single chip, thus eliminating the need for the Company's products. Each of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Risks Associated with Dependence on High-Speed Computing Market."

  In the telecommunications and data communications markets, the Company competes primarily against gallium arsenide ("GaAs") based companies such as Giga, Rockwell International, TriQuint and Vitesse, and bipolar silicon based products from companies such as Giga, Hewlett-Packard, Maxim, Philips and Sony. In certain circumstances, most notably with respect to ASICs supplied to Nortel, AMCC's customers or potential customers have internal IC manufacturing capabilities, and this internal source is an alternative available to the customer. In the ATE market, the Company's products compete primarily against GaAs based products offered by Vitesse and silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Analog Devices, Lucent Technologies and Maxim. In the high-speed computing market, the Company competes primarily against Chrontel, Cypress, ICS, PLX and Tundra. Many of these companies and potential new competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, in lower-frequency applications, the Company faces increasing competition from CMOS-based products, particularly as the performance of such products continues to improve. There can be no assurance that the Company will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. Any failure by the Company to compete successfully in its target markets, particularly in the telecommunications and data communications markets, could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Risks Associated with Increasing Dependence on Telecommunications and Data Communications Markets and Increasing Dependence on Application-Specific Standard Products."

MANUFACTURING CAPACITY LIMITATIONS; NEW PRODUCTION FACILITY

  The Company currently manufactures a majority of its IC products at its four-inch wafer fabrication facility located in San Diego, California. The Company believes that, upon the completion of the capacity expansion of its existing fabrication facility, it will be able to satisfy its production needs of products produced in its fabrication facility through 2000, although this date may vary depending on, among other things, the Company's rate of growth. The Company will be required to hire, train and manage additional production personnel in order to increase its production capacity as scheduled. In the event the Company's expansion of the manufacturing capacity of its fabrication facility is not completed on a timely basis, the Company could face production capacity constraints, which could have a material adverse effect on the Company's business, financial condition and operating results.

  Based on the Company's current forecasts of its future need for manufacturing capacity, the Company is planning for the construction of a new six-inch wafer fabrication facility, initially to complement, and potentially to replace, its existing facility in San Diego. The Company is also exploring other alternatives for the expansion of its manufacturing capacity, including purchasing a wafer fabrication facility and entering into strategic relationships to obtain additional capacity. The Company currently plans to acquire, or acquire rights to, a site no later than mid-1998, to initiate construction of the new facility during 1999 and to complete the physical plant during 2000. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the facility, a process which the Company anticipates will take at least nine months. Accordingly, the Company believes the new facility will not commence commercial production prior to late 2000. This new fabrication facility will have room for additional equipment and manufacturing capacity. The Company estimates that the cost of the new wafer fabrication facility will be at least $80.0 million, of which approximately $30.0 million relates to the purchase of land and construction of the building and at least $50.0 million relates to capital equipment purchases necessary to establish the initial manufacturing capacity of the facility. The Company currently anticipates that a significant portion of these capital equipment purchases will occur prior to the end of 1999. The Company intends to fund approximately $24.0 million of the total cost of the new facility with a portion of the proceeds from an offering currently being undertaken by the Company (the "Secondary Offering") and the Company's initial public offering (the
"IPO"). The balance of the cost of this facility is expected to be funded through a combination of available cash, cash equivalents and short term investments, cash from operations and additional debt, lease or equity financing. There can be no assurance that the Company will be able to obtain the additional financing necessary to fund the construction and completion of the new manufacturing facility. Any failure by the Company to obtain on a timely basis such financing could delay the completion of the facility and have a material adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not acquired, or acquired rights to, a suitable site for its proposed new manufacturing facility. There can be no assurance that the Company will be able to acquire rights to such a site in a timely manner, if at all. Any significant delay by the Company in finding such a site could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company's existing wafer fabrication facility is, and its proposed new wafer fabrication facility is expected to be, located in California. There can be no assurance that these facilities will not be subject to natural disasters such as earthquakes or floods. In addition, the depreciation and other expenses to be incurred by the Company in connection with the expansion of its existing manufacturing facility and in connection with its proposed new wafer fabrication facility may adversely effect the Company's gross margin in any future fiscal period. Furthermore, there can be no assurance that other alternatives to constructing a new wafer fabrication facility will be available on a timely basis or at all. See "--Dependence on Third-Party Manufacturing and Supply Relationships" and "-- Need For Additional Capital."

  The construction of the new wafer fabrication facility entails significant risks, including shortages of materials and skilled labor, unforeseen environmental or engineering problems, work stoppages, weather interferences and unanticipated cost increases, any of which could have a material adverse effect on the building, equipping and production start-up of the new facility. In addition, unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits could involve significant additional costs and delay the scheduled opening of the facility and could reduce the Company's anticipated revenues. Also, the timing of commencement of operation of the new facility will depend upon the availability, timely delivery and successful installation and testing of the necessary process equipment. As a result of the foregoing and other factors, there can be no assurance that the new facility will be completed and in volume production within its current budget or within the period currently scheduled by the Company, which could have a material adverse effect on its business, financial condition and operating results.

  Furthermore, if the Company is unable to achieve adequate manufacturing yields in its proposed new fabrication facility in a timely manner or if the Company's revenues do not increase commensurate with the anticipated increase in manufacturing capacity associated with the new facility, the Company's business, financial condition and operating results could also be materially adversely affected. In addition, in the future, the Company may be required for competitive reasons to make capital investments in its existing wafer fabrication facility or to accelerate the timing of the construction of its new wafer fabrication facility in order to expedite the manufacture of products based on more advanced manufacturing processes. To the extent such capital investments are required, the Company's gross profit and, as a result, its business, financial condition and operating results, could be materially and adversely affected. See "-- Manufacturing Yields."

  The successful operation of the Company's proposed new wafer fabrication facility, if completed, as well as the Company's overall production operations, will also be subject to numerous risks. The Company has no prior experience with the operation of the equipment or the processes involved in producing finished six-inch wafers, which differ significantly from those involved in the production of four-inch wafers. The Company will be required to hire, train and manage production personnel in order to effectively operate the new facility. The Company does not have sufficient excess production capacity at its existing San Diego facility to fully offset any failure of the proposed new wafer fabrication facility to meet planned production goals. The Company may transfer its current San Diego manufacturing operations into the proposed new wafer fabrication facility subsequent to its completion. Should this transfer occur, there can be no assurance that the Company will not experience delays in completing product testing and documentation required by customers to qualify or requalify the Company's products from this facility as being from an approved source as a result of this transfer, which could materially adversely affect the Company's business, financial condition and operating results. The Company will also have to effectively coordinate and manage two manufacturing facilities to successfully meet its overall production goals. The Company has no experience in coordinating and managing production facilities that are located at different sites or in the transfer of manufacturing operations from one facility to another. As a result of these and other factors, the failure of the Company to successfully operate the proposed new wafer fabrication facility, to successfully coordinate and manage the two sites or to transfer the Company's manufacturing operations could adversely affect the Company's overall production and could have a material adverse effect on its business, financial condition and operating results.

TRANSITION TO NEW PROCESS TECHNOLOGIES

  The markets for the Company's products are characterized by rapid changes in manufacturing process technologies. To provide competitive products to its target markets, the Company must develop improved process technologies. The Company's future success will depend, in large part, upon its ability to continue to improve its existing process technologies, develop new process technologies, and adapt its process technologies to emerging industry standards. The Company may in the future be required to transition one or more of its products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. There can be no assurance that the Company will be able to improve its process technologies and develop new process technologies, including, but not limited to silicon germanium process technologies, in a timely or affordable manner or that such improvements or developments will result in products that achieve market acceptance. A failure by the Company to improve its existing process technologies or processes or develop new process technologies in a timely or affordable manner could adversely affect the Company's business, financial condition and operating results. See "-- Rapid Technological Change; Necessity to Develop and Introduce New Products," and "-- Manufacturing Capacity Limitations; New Production Facility."

DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SUPPLY RELATIONSHIPS

  The Company relies on outside foundries for the manufacture of certain of its products, including all of its products designed on CMOS processes. The Company generally does not have long-term wafer supply agreements with its outside foundries that guarantee wafer or product quantities, prices or delivery lead times. Instead, the Company's products that are manufactured by outside foundries are manufactured on a purchase order basis. The Company expects that, for the foreseeable future, certain of its products will be manufactured by a single outside foundry. Because establishing relationships with new outside foundries takes several months, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of the Company's outside foundries would impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, financial condition and operating results. Furthermore, in the event that the transition to the next generation of manufacturing technologies at one or more of the Company's outside foundries is unsuccessful or delayed, the Company's business, financial condition and operating results could be materially and adversely affected.

  There are additional risks associated with the Company's dependence upon third-party manufacturers for certain of its products, including, but not limited to, reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity during periods of excess demand, limited warranties on wafers or products supplied to the Company, increases in prices and potential misappropriation of the Company's intellectual property. With respect to certain of its products, the Company depends upon external foundries to produce wafers and, in some cases, finished products of acceptable quality, to deliver those wafers and products to the Company on a timely basis and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs. On occasion, the Company has experienced difficulties in causing these events to occur satisfactorily. The Company's wafer and product requirements typically represent a very small portion of the total production of these external foundries. The Company is subject to the risk that a producer will cease production on an older or lower-volume process that is used to produce the Company's parts. Additionally, there can be no assurance that such external foundries will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Any such difficulties could have a material adverse effect on the Company's business, financial condition and operating results. See "-- Manufacturing Yields."

  Certain of the Company's products are assembled and packaged by third-party subcontractors. The Company does not have long-term agreements with any of these subcontractors. Such assembly and packaging is conducted on a purchase order basis. As a result of its reliance on third-party subcontractors to assemble and package its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing, assembly or packaging of the Company's products. In addition, the Company may, from time to time, be required to accept price increases for such assembly or packaging services that could have a material adverse effect on the Company's business, financial condition and operating results. Due to the amount of time normally required to qualify assembly and packaging subcontractors, product shipments could be delayed significantly if the Company is required to find alternative subcontractors. In the future, the Company may contract with third parties for the testing of its products. Any problems associated with the delivery, quality or cost of the assembly, testing or packaging of the Company's products could have a material adverse effect on the Company's business, financial condition and operating results.

  Due to an industry transition to six-inch wafer fabrication facilities, there is a limited number of suppliers of the four-inch wafers used by the Company to build products in its existing manufacturing facility, and the Company relies on a single supplier for such wafers. Although the Company believes that it will have sufficient access to four-inch wafers to support production in its existing fabrication facility for the foreseeable future, there can be no assurance that the Company's current supplier will continue to supply the Company with four-inch wafers on a long-term basis. Additionally, the availability of manufacturing equipment needed for a four-inch process is limited and certain new equipment required for more advanced processes may not be available for a four-inch process. If the Company is not able to obtain a sufficient supply of four-inch wafers or to obtain the requisite equipment for a four-inch process, the Company's business, financial condition and operating results would be materially adversely affected.

CUSTOMER CONCENTRATION

  Historically, a relatively small number of customers has accounted for a significant portion of the Company's revenues in any particular period. The Company has no long-term volume purchase commitments from any of its major customers. In fiscal 1996 and 1997 and for the first nine months of fiscal 1998, the Company's five largest customers accounted for approximately 44% of the Company's revenues in each of such periods and sales to Nortel accounted for approximately 20% of the Company's revenues in each of such periods. The Company anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more of its significant customers select products manufactured by one of the Company's competitors for inclusion in future product generations, the Company's business, financial condition and operating results could be materially and adversely affected. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current significant customers could materially and adversely affect the Company's business, financial condition and operating results. See "-- Intense Competition," and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

MANAGEMENT OF GROWTH

  The Company has experienced, and may continue to experience, periods of rapid growth and expansion, which have placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. To manage these expanded operations effectively, the Company will be required to continue to improve its operational, financial and management systems and to successfully hire, train, motivate and manage its employees. In particular, certain of the Company's senior management personnel recently joined the Company. The Company's ability to manage growth successfully will require such personnel to work together effectively. In addition, the expansion of the Company's current wafer fabrication facility, the construction and operation of the Company's planned wafer fabrication facility, the initial integration of the proposed new wafer fabrication facility with the Company's current facility and the subsequent potential transfer of the Company's manufacturing operations to the proposed new wafer fabrication facility will require significant management, technical and administrative resources. There can be no assurance that the Company will be able to manage its growth or effectively integrate its planned wafer fabrication facility into its current operations, and a failure to do so could have a material adverse effect on the Company's business, financial condition and operating results.

DEPENDENCE ON QUALIFIED PERSONNEL

  The Company's future success depends in part on the continued service of its key design engineering, sales, marketing and executive personnel and its ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel in the semiconductor industry, in particular design engineers, and there can be no assurance that the Company will be able to continue to attract and train such engineers or other qualified personnel necessary for the development of its business or to replace engineers or other qualified personnel that may leave the Company's employ in the future. The Company's anticipated growth is expected to place increased demands on the Company's resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Although the Company has entered into an "at-will" employment agreement with David M. Rickey, the Company's President and Chief Executive Officer, the Company has not entered into fixed term employment agreements with any of its executive officers. In addition, the Company has not obtained key-man life insurance on any of its executive officers or key employees. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to the Company's product and process development programs or otherwise have a material adverse effect on the Company's business, financial condition and operating results.

NEED FOR ADDITIONAL CAPITAL

  The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that the net proceeds of the Secondary Offering, together with its available cash, cash equivalents and short-term investments and cash generated from operations, will be sufficient to meet the Company's capital requirements through the next 12 month period following the effective date of the Secondary Offering, although the Company could be required, or could elect, to seek to raise additional financing during such period. The Company's future capital requirements will depend on many factors, including the costs associated with the expansion of its manufacturing operations, the rate of revenue growth, the timing and extent of spending to support research and development programs and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it will need to raise additional debt or equity financing in the future, primarily for purposes of financing the acquisition of property for its proposed new wafer fabrication facility, the construction of the proposed new wafer fabrication facility and the purchase of equipment for the proposed new wafer fabrication facility. There can be no assurance that the Secondary Offering will be consummated or that such additional debt or equity financing will be available on commercially reasonable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Liquidity and Capital Resources."

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY RIGHTS

  The Company relies in part on patents to protect its intellectual property. The Company has been issued 13 patents in the United States and one patent in Canada, which patents principally cover certain aspects of the design and architecture of the Company's IC products and have expiration dates ranging from 2004 to 2009. In addition, the Company has six patent applications pending in the United States Patent and Trademark Office (the "PTO"). There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products or processes, duplicate the Company's products or processes or design around any patents that may be issued to the Company.

  To protect its intellectual property, the Company also relies on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements. A mask work refers to the intangible information content of the set of masks or mask databases used to make a semiconductor chip product. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the

Company's business, financial condition and operating results.

  As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been and in the future may be notified that it may be infringing the intellectual property rights of third parties. The Company has certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition or operating results. In March 1997, the Company received a written notice from legal counsel for Dr. Chou Li asserting that the Company manufactures certain of its products in ways that appear to such counsel to infringe a United States patent held by Dr. Li (the "Li Patent"). After a review of its technology in light of such assertion, the Company believes that the Company's processes do not infringe any of the claims of this patent. On January 6, 1998, in a lawsuit between a third party and Dr. Li filed in Federal District Court for the Eastern District of Virginia, the court ruled that the Li Patent was invalid for inequitable conduct. In January 1998, the Company received a written notice from legal counsel for the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership") asserting that the Company infringes certain United States Patents (the "Lemelson Patents") and offering the Company a license under the patents. The Company is monitoring this matter and, although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations for any quarter. Furthermore, there can be no assurance that the Lemelson Partnership will not file a lawsuit against the Company or that the Company would prevail in any such litigation. Any litigation relating to the intellectual property rights of third parties, including, but not limited to the Lemelson Patents, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition or operating results. In the event of any adverse ruling in any such matter, the Company could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance, however, that a license would be available on reasonable terms or at all. Any limitations on the Company's ability to market its products, any delays and costs associated with redesigning its products or payments of license fees to third parties or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and operating results.

INTERNATIONAL SALES

  International sales (including sales to Canada) accounted for 44%, 40% and 41% of revenues in fiscal 1996, fiscal 1997 and the first nine months of fiscal 1998, respectively. The Company anticipates that international sales may increase in future periods and may account for an increasing portion of the Company's revenues. As a result, an increasing portion of the Company's revenues may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. Although less than seven percent of the Company's revenues were attributable to sales in Asia during the nine months ended December 31, 1997, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the United States or other countries. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations."

ENVIRONMENTAL REGULATIONS

  The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines on the Company, the suspension of production or a cessation of operations. In addition, such regulations could restrict the Company's ability to expand its facilities at its present location or construct or operate its planned wafer fabrication facility or could require the Company to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. In this regard, since 1993 the Company has been named as a potentially responsible party ("PRP") along with a large number of other companies that used Omega Chemical Corporation ("Omega") in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, the Company's payment obligations with respect to such funding efforts have not been material and the Company believes that its future obligations to fund such efforts will not have a material adverse effect on its business, financial condition or operating results. Although the Company believes that it is currently in material compliance with applicable environmental laws and regulations, there can be no assurance that the Company is or will be in material compliance with such laws or regulations or that the Company's future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on the Company's business, financial condition or operating results.

  The Company uses significant amounts of water throughout its manufacturing process. Previous droughts in California have resulted in restrictions being placed on water use by manufacturers and residents in California. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among California's different users. There can be no assurance that near term reductions in water allocations to manufacturers will not occur, which could have a material adverse affect on the Company's business, financial condition or operating results.

VOLATILITY OF STOCK PRICE

  The market price of the Company's Common Stock has fluctuated significantly to date. In addition, the market price of the Common Stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in the Company's anticipated or actual operating results; announcements or introductions of new products; technological innovations or setbacks by the Company or its competitors; conditions in the semiconductor, telecommunications, data communications, ATE, high-speed computing or military markets; the commencement of litigation; changes in estimates of the Company's performance by securities analysts; and other events or factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may affect adversely the market price of the Common Stock. Furthermore, a substantial portion of the shares of the Company's Common Stock are held by a large number of individual stockholders. Substantially all of the Company's outstanding Common Stock will be eligible for sale in the public market upon the expiration of certain lock-up agreements, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act of 1933 (the "Securities Act"). These lock-up agreements were entered into between the Underwriters and certain stockholders in connection with the Company's initial public offering (the "IPO"), which agreements expire at midnight on May 23, 1998, and are being entered into between the Underwriters and the selling stockholders in an offering currently being undertaken by the Company, which agreements are expected to expire 90 days after the effective date of the registration statement filed pursuant to this offering. There can be no assurance that sales of Common Stock by such stockholders upon expiration of the Lock-Up Period will not adversely affect the market price of the Common Stock. See "-- Shares Eligible for Future Sale" and "Shares Eligible for Future Sale."

YEAR 2000 COMPLIANCE

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Certain of the Company's internal computer systems are not Year 2000 compliant, and the Company utilizes third-party equipment and software that may not be Year 2000 compliant. The Company has commenced taking actions to correct such internal systems and is in the early stages of conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Industry Background."

SHARES ELIGIBLE FOR FUTURE SALE

  Sales of a substantial number of shares of Common Stock (including shares issued upon the exercise of outstanding options) in the public market could adversely affect the market price for the Common Stock. Such sales could also make it more difficult for the Company to sell its equity or equity-related securities in the future at a time and price that the Company deems appropriate. Upon completion of the offering currently being undertaken by the Company, the Company will have 21,870,368 shares of Common Stock outstanding (based on the number of shares of Common Stock outstanding at December 31, 1997). The up to 6,000,000 shares being offered will be immediately tradable without restriction. The 6,385,950 shares sold in the IPO are also freely tradeable without restriction. The 9,484,418 remaining shares of Common Stock outstanding upon completion of the offering are "restricted securities" as that term is defined in Rule 144 under the Securities Act ("Restricted Shares"). Of the Restricted Shares, approximately 579,000 shares have been eligible for immediate sale in the public market since the completion of the IPO without restriction pursuant to Rule 144(k) under the Securities Act, some or all of which may have been sold in the public market since the completion of the IPO, and approximately 607,000 shares will be eligible for sale on February 22, 1998 subject, in some cases to volume and other restrictions under Rule 144 and Rule 701 under the Securities Act. As a result of lock-up agreements between certain stockholders and the Company or the representatives of the Underwriters (the "Representatives"), which agreements were entered into in connection with the IPO, approximately

8,905,418 Restricted Shares will not be available for immediate sale in the public market until at least May 24, 1998 subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. In addition, certain stockholders, who entered into lock-up agreements in connection with the IPO and who offer shares of Common Stock in the current offering being undertaken by the Company, are expected to enter into an additional lock-up agreement with the Representatives of the Underwriters pursuant to which a portion of the Restricted Shares held by such stockholders will not be available for sale in the public market until the expiration of the 90 day period following the effective date of the offering, subject in some cases to the volume and other restrictions of Rule 144 and Rule 701 under the Securities Act. However, BancAmerica Robertson Stephens may, in its sole discretion and at any time without notice, release all or any portion of the securities subject to lock-up agreements. Shares eligible to be sold by affiliates pursuant to Rule 144 are subject to volume and other restrictions. The Company has registered the Common Stock to be issued pursuant to the Company's 1997 Employee Stock Purchase Plan and intends to register all of the shares of Common Stock to be issued pursuant to the Company's other employee benefit plans on or about the date approximately 90 days after the IPO Effective Date.

EFFECT OF ANTI-TAKEOVER PROVISIONS

  The Company's Board of Directors has the authority to issue up to 2,000,000 shares of Preferred Stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by the Company's stockholders. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of Preferred Stock that may be issued in the future. The issuance of Preferred Stock may delay, defer or prevent a change in control of the Company, as the terms of the Preferred Stock that might be issued could potentially prohibit the Company's consummation of any merger, reorganization, sale of substantially all of its assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of Preferred Stock. In addition, the issuance of Preferred Stock could have a dilutive effect on stockholders of the Company. Section 203 of the Delaware General Corporation Law, to which the Company is subject, restricts certain business combinations with any "interested stockholder" as defined by such statute. The statute may delay, defer or prevent a change of control of the Company.

                       APPLIED MICRO CIRCUITS CORPORATION


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

          Use of Proceeds

          (1) The Company filed a Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-37609, which was declared effective by the Securities and Exchange Commission on November 24, 1997.

          (2) The offering pursuant to the Registration Statement commenced on November 25, 1997.

          (3)  (i)    The offering has terminated but did not do so before the
                      sale of all securities registered pursuant to the Registration Statement.

               (ii) The managing underwriters of the offering were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities
                      LLC, and Cowen & Company.

               (iii) Pursuant to the Registration Statement, the Company registered its Common Stock.

               (iv) Pursuant to the Registration Statement, the Company registered 6,385,950 shares of Common Stock. Of such shares of Common Stock, 3,538,448 shares were sold by the Company and 2,847,502 shares were sold by certain stockholders of the Company.

               (v) From November 24, 1997 to December 31, 1997, the Company incurred $4,791,319 of total expenses in connection with the offering as follows:

                      (1) $3,576,132 in underwriting discounts and commissions; and

                      (2) $1,215,187 in other expenses (not including finders' fees or expenses paid to or for the underwriters).

                      All of such expenses were direct or indirect payments to others.

               (vi) The net offering proceeds to the Company after deducting total expenses in clause (v) above were $25,110,866.

               (vii) The Company used the net offering proceeds, in direct or indirect payments to others, as follows:

                      (1)  approximately $1,326,053 for working capital.

               (viii) The use of proceeds in clause (vii) does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

          None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          On November 9, 1997, the Company's stockholders acted by written consent to approve: (i) the amendment and restatement of the Company's then current Restated Certificate of Incorporation; (ii) the amendment and restatement of the Company's then current Bylaws; (iii) the amendment and restatement of the Company's 1992 Stock Option Plan; (iv) adoption of the Company's 1997 Employee Stock Purchase Plan; (v) adoption of the Company's 1997 Directors' Stock Option Plan and (vi) the form of indemnification agreement thereafter entered into by the Company with each of its officers and directors. The votes cast for and against such matters and the number of abstentions as to each such matter are set below by each matter:

                                                             Votes           Votes
                                                              For           Against      Abstentions
                                                           ----------       -------      -----------
 Amendment and restatement of the Company's
     then current Restated Certificate of Incorporation..  12,485,933        1,613        4,614,204
 Amendment and restatement of the Company's
     then current Bylaws.................................  12,485,933        1,613        4,614,204
 Amendment and restatement of the Company's
     1992 Stock Option Plan..............................  12,485,933        1,613        4,614,204
 Adoption of the Company's
     1997 Employee Stock Purchase Plan...................  12,485,933        1,613        4,614,204
 Adoption of the Company's
     1997 Directors' Stock Option Plan...................  12,485,933        1,613        4,614,204
 Approval form of indemnification agreement thereafter
     entered into by the Company with each of
     its officers and directors..........................  12,485,933        1,613        4,614,204

 ITEM 5.  OTHER INFORMATION

          None.

 ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               11.1  Computation of Earnings per Share.
               27.1  Financial Data Schedule.

          (B)  REPORTS ON FORM 8-K

               No Reports on Form 8-K were filed during the quarter ended December 31, 1997

                                  SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 13, 1998                 Applied Micro Circuits Corporation

                                         By: /s/ Joel O. Holliday
                                            -----------------------------------
                                                 Joel O. Holliday
                                     Vice President, Finance and Administration
                                           And Chief Financial Officer
                                      (Duly Authorized Signatory and Principal
                                          Financial and Accounting Officer)

                               INDEX TO EXHIBITS


    EXHIBIT
    NUMBER        DESCRIPTION                                         PAGE
    -------       -----------                                         ----

      11.1        Computation of Earnings per Share.
      27.1        Financial Data Schedule.