Form 10-Q/A
period 1997-12-31
APPLIED MICRO CIRCUITS CORP
filed 1998-02-18
CIK 711065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                  FORM 10-Q/A

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

                              YES  [x] *    NO ___
                                  -----

  As of February 18, 1998, 20,995,781 shares of the Registrant's Common Stock were issued and outstanding.

  * The Registrant has been subject to such filing requirements since November 24, 1997, the effective date of the Registrant's Registration Statement on Form 8-A.

                       APPLIED MICRO CIRCUITS CORPORATION
                                     INDEX

                                                                            PAGE
                                                                            ----
Part II.  OTHER INFORMATION

  Item 2. Changes in Securities and Use of Proceeds.........................  3

================================================================================

          The Registrant hereby amends the following item of its Form 10-Q for the quarterly period ended December 31, 1997 previously filed with the Securities and Exchange Commission.

                       APPLIED MICRO CIRCUITS CORPORATION


PART II.  OTHER INFORMATION

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

               (v) From November 24, 1997 to December 31, 1997, the Company incurred $3,196,718 of total expenses in connection with the offering as follows:

                      (1) $1,981,531 in underwriting discounts and commissions; and

                      (2) $1,215,187 in other expenses (not including finders' fees or expenses paid to or for the underwriters).

                      All of such expenses were direct or indirect payments to others.

               (vi) The net offering proceeds to the Company after deducting total expenses in clause (v) above were $25,110,866.

               (vii) The Company has invested the net offering proceeds of $25,110,866 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from January 2, 1998 to December 19, 2000.

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

Date:  February 18, 1998                 Applied Micro Circuits Corporation

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