Form 10-K
period 1998-03-31
APPLIED MICRO CIRCUITS CORP
filed 1998-06-15
CIK 711065

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                   FOR THE FISCAL YEAR ENDED MARCH 31, 1998

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       COMMISSION FILE NUMBER: 000-23193

                      APPLIED MICRO CIRCUITS CORPORATION
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                 94-2586591
   (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                              6290 SEQUENCE DRIVE
                          SAN DIEGO, CALIFORNIA 92121
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (619) 450-9333

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                         COMMON STOCK, $0.01 PAR VALUE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $431,600,000 as of March 31, 1998, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 22,536,013 shares of the registrant's Common Stock issued and outstanding as of March 31, 1998.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 4, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Applied Micro Circuits Corporation ("AMCC" or the "Company") was originally incorporated in California on April 9, 1979 and reincorporated in Delaware in April, 1987. The Company commenced operating in April, 1979. Certain statements in this Annual Report on Form 10-K, including certain statements contained in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

  AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure. The Company utilizes a combination of high-frequency mixed-signal design expertise, system-level knowledge and multiple silicon process technologies to offer IC products for the telecommunications markets that address the SONET/SDH and ATM transmission standards and for the data communications markets that address the Gigabit Ethernet, ATM and Fibre Channel transmission standards. The Company also leverages its technology to provide solutions for the ATE, high-speed computing and military markets. Customers of the Company include 3Com, Alcatel, Cisco Systems, Compaq, Hughes Electronics, Nortel, Sun Microsystems and Teradyne.

  The Company has developed multiple generations of many of its products. In the telecommunications market, the Company provides ATM and SONET/SDH physical layer transceivers and Clock Recovery and Synthesis Units for the OC-3 and OC-12 standards, and is currently developing an OC-48 chip set. In the data communications market, the Company provides physical layer transceivers for Gigabit Ethernet and Fibre Channel applications as well as crosspoint switches for serial backplanes. In the high-speed computing market, the Company provides PCI controllers and high-frequency clock drivers and clock generators. In addition, the Company also provides high-performance, low-power application-specific integrated circuit ("ASIC") products for the ATE and military markets.

INDUSTRY BACKGROUND

 The Communications Industry

  Communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data transmitted over hybrid networks of media such as copper, coaxial and fiber optic cables. This evolution has been driven by enormous increases in the number of users and the complexity of the data types transmitted over networks. In addition, the substantial growth in the Internet, the World Wide Web and cellular and facsimile communications; the emergence of new applications such as video conferencing; and the increase in demand for remote network access and higher speed, higher bandwidth communication between local area networks and local and wide area networks have increased network bandwidth requirements. This increase has made current systems architectures inadequate.

  In the telecommunications market, service providers and equipment suppliers in particular have been impacted by the inadequacy of systems architectures caused by the current public network infrastructure. This infrastructure was designed to optimize voice communications and is not well suited for the high-throughput requirements of data transmission that is transmitted in "bursts." The volume and complexity of this data has led to the increasing deployment of fiber optic technology for use in wide area networks ("WANs"). This technology has substantially greater transmission capacity and is less error prone and easier to maintain than copper networks. The Synchronous Optical Network ("SONET") standard in North America, and the Synchronous Digital Hierarchy ("SDH") standard in the rest of the world, have emerged as the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. A transmission standard complementary to SONET/SDH, Asynchronous Transfer Mode ("ATM"), has emerged to optimize bandwidth utilization. ATM is a network transmission standard that packages data and reduces network delays, enabling the support of not only data traffic, but delay-sensitive voice, video and imaging applications.

  In the data communications market, similar bandwidth issues have arisen as the convergence of the LAN and WAN as well as the greater computational power of PCs have enabled powerful network applications such as video conferencing and Web communications. However, these new applications and the increasing number of computers on networks have significantly increased the volume of data traffic and, as a result, the network has now become the bottleneck in the delivery of integrated video, audio and data. Ethernet is currently the most widespread LAN standard, operating at 10 to 100 megabits per second. However, LAN backbones are rapidly being upgraded to Gigabit Ethernet and ATM in order to increase available bandwidth. These network protocols, which enable expanded bandwidth in excess of one gigabit per second, are emerging as the new standards for LAN backbones. In addition, the Fibre Channel standard, which also facilitates data transmission at rates exceeding one gigabit per second, has emerged as a practical, cost-effective and expandable method for achieving high-speed, high-volume data transfer among workstations, mainframes, data storage devices and other peripherals. Fibre Channel and Gigabit Ethernet are complementary and compatible transmission standards, and the emergence of Gigabit Ethernet has accelerated the growth of the Fibre Channel standard.

 The Communications IC Opportunity

  In order to address the growing requirements of communications networks, equipment suppliers are having to develop and introduce increasingly sophisticated systems at a rapid rate. To achieve the performance and functionality required by such systems, these OEMs must utilize increasingly complex integrated circuits ("ICs"), which now account for a larger portion of the value-added proprietary content of such systems. As a result of the rapid pace of new product introductions, the proliferation of standards to be accommodated and the difficulty of designing and producing requisite ICs, equipment suppliers increasingly outsource these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the transmission of high-frequency data. Dataquest estimates that the worldwide SONET/SDH markets for ICs were approximately $240 million in 1996 and will increase to approximately $700 million in 2000, and that the ATM markets for ICs were approximately $130 million in 1996 and will increase to approximately $700 million in 2000. The Fibre Channel and Gigabit Ethernet markets were relatively small in 1996 and Dataquest estimates that such combined markets will be approximately $300 million in 2000.

  IC suppliers must utilize a variety of skills and technologies to satisfy the requirements of communications equipment OEMs. These OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, power-efficient ICs. Additionally, these OEMs seek suppliers with both analog and digital expertise to provide high-frequency, mixed-signal solutions to bridge the analog physical world and the digital computing environment. In particular, telecommunications OEMs require IC suppliers to provide solutions that minimize jitter (a measure of the stability and crispness of a signal), which degrades transmission quality over distance. Data communications products typically have substantially shorter life cycles than telecommunications products, and the rate of new product introductions is very high. Therefore, data communications OEMs specifically require IC suppliers that can provide IC solutions that accommodate these increased time-to-market demands. Furthermore, the data communications market is highly cost driven and generally involves large volumes. Therefore, OEMs in this market require IC suppliers that can provide increasingly lower cost IC solutions that can quickly be ramped into high-volume production.

  In the high-performance IC market, a number of process technologies are used to produce ICs. Traditionally, designers have relied on silicon-based manufacturing process technologies for the development of high-speed, mixed-signal analog and digital circuits with precision timing. In some cases, OEMs utilize discrete components or IC solutions based on non-silicon processes such as gallium arsenide ("GaAs") to meet the high-frequency requirements of certain communications products. However, non-silicon processes tend to be more expensive, less predictable with respect to yields and less able to ramp to high-volume production than silicon processes.

 The Automated Test Equipment Industry

  Automated test equipment ("ATE") is used for the comprehensive testing of ICs, printed circuit boards and electronic systems. Increasing worldwide demand for ICs has led to a corresponding increase in the demand for IC test equipment. IC manufacturers continue to increase the pace of introduction of increasingly complex and higher speed ICs. Thus, ATE OEMs must provide new systems that are capable of testing ICs and electronic systems with increasingly higher frequencies and that are introduced rapidly enough to support the increased pace at which new ICs and electronic systems are being introduced. In addition, very accurate timing, utilizing precision analog verniers, is critical for the testing of today's advanced microprocessors and other ICs. Furthermore, ATE OEMs differentiate their systems and optimize speed and timing performance through the use of customized ICs. Accordingly, ATE OEMs require IC suppliers that possess the combination of ASIC methodologies, high-performance process technologies and high-speed, mixed-signal design expertise that can deliver ICs with the requisite speeds and precision timing. Generally, ATE equipment requires ICs that operate at faster speeds and have more precise timing than the ICs being tested. This need for speed and precision timing requires that IC suppliers use high-performance processors that are similar to the high-performance processes required to service the advanced telecommunications market. Finally, ATE OEMs require IC suppliers that deliver timely solutions, enabling the OEMs to satisfy their increasingly rapid time-to-market requirements. In today's environment, there are declining numbers of IC suppliers that satisfy these requirements.

 The High-Speed Computing Industry

  Increasing worldwide demand for high-performance computing equipment has led to a corresponding increase in the demand for ICs for the high-speed computing industry. High-speed computing equipment manufacturers must deliver increased computational performance that is compatible with, and driven by, rapidly increasing microprocessor speeds. The peripheral devices that communicate with the computer processor must keep pace with the processor to enable the system to deliver optimal performance. The pace of new product introductions in this industry continues to accelerate, and product life cycles continue to shorten. As a result, a premium is placed on time-to-market. High-performance computing equipment manufacturers must rely on suppliers of cost-effective, increasingly complex, standard ICs that can be designed, produced and delivered in time to meet rapidly changing market demands.

AMCC STRATEGY

  AMCC's objective is to be the leading supplier of high-performance, high-bandwidth connectivity IC solutions for the world's communications infrastructure. To achieve this objective, the Company employs the following strategies:

 Focus on High-Growth Telecommunications Markets

  AMCC targets key high-growth telecommunications markets, including those for SONET/SDH and ATM products. The Company has built substantial competencies focused on the specific requirements of these markets in the areas of process technology and mixed-signal design and substantial expertise in systems architecture and applications support. The Company believes that the integration of these capabilities enables it to optimize solutions addressing the high-bandwidth connectivity requirements of telecommunications systems OEMs.

 Leverage Telecommunication Capabilities in High-Bandwidth Data Communications Markets

  AMCC leverages its mixed-signal design expertise, process technologies and systems capabilities in telecommunications to address specific customer requirements in high-bandwidth data communications markets. The Company believes that this strategy enables it to provide data communications OEMs with cost-effective IC solutions that can be introduced and produced rapidly. The Company has targeted, in particular, Gigabit Ethernet, ATM and Fibre Channel applications. Consistent with this strategy, the Company has introduced serial backplane ICs to address the growing demand for high-bandwidth switching.

 Exploit Established Markets

  The Company believes it has developed a strong presence in specific segments of the ATE, high-speed computing and military markets, where it maintains established customer relationships and many competitive products. AMCC believes that its high-performance design expertise is directly applicable to the product requirements of these markets. Furthermore, the Company believes that its process technologies are well-suited for the ATE and military applications that are being served by a decreasing number of suppliers. AMCC believes that continued participation in these markets provides it with an opportunity for revenue diversification and stability.

 Capitalize on Multiple Silicon-Process Technologies to Provide Optimized Solutions

  The Company is dedicated to utilizing the best silicon process technology available to offer solutions optimized for specific applications and customer requirements. The Company has successfully developed multiple generations of its processes and believes that it will be able to continue the evolution of its processes to deliver the performance required of future communications ICs. AMCC believes its current and future bipolar and BiCMOS processes, complemented by advanced CMOS processes from external foundries, together with its mixed-signal design expertise, provide the Company with the flexibility to design and manufacture products that are tailored to its customers' individual needs. Through this flexible approach, AMCC is better able to transition products over time to new manufacturing processes as product performance requirements and process technologies evolve.

 Capitalize on Established Silicon-Process Technologies to Provide Cost-Effective Solutions

  The Company applies its systems expertise and its mixed-signal analog and digital design techniques to architect high-performance products based on established silicon process technologies. The Company believes that these silicon-based processes are proven, stable and predictable relative to non-silicon processes and benefit from the extensive semiconductor industry infrastructure devoted to the support of silicon processes. The process technologies employed by AMCC are designed to deliver high-performance products while being substantially less capital intensive than other advanced semiconductor processes. In addition, the Company's ASIC methodology enables the use of cells that have been successfully characterized and manufactured previously. As a result, the Company believes it is well-positioned to deliver products on time and to meet the rapidly increasing production requirements of its customers.

 Continue to Develop Internal Wafer Fabrication Capability

  The Company believes that the continued development of its internal bipolar and BiCMOS wafer fabrication capability provides an important competitive advantage. AMCC believes that this capability improves the Company's ability to design and manufacture new products with short development cycles. It also gives AMCC greater control over its manufacturing process characteristics and costs, and enhances its ability to leverage existing design libraries and methodologies for future products.

PRODUCTS AND CUSTOMERS

  AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure. The Company's current IC products address the needs of two primary segments of the communications market: the telecommunications market and the data communications market. The Company's products for the telecommunications and the data communications markets are designed to respond to the growing demand for high-speed networking applications for established WAN standards such as SONET/SDH and ATM and emerging LAN standards such as Gigabit Ethernet, ATM and Fibre Channel. The Company also markets and sells IC products that address the needs of the ATE, high-speed computing and military markets. The Company utilizes its high-performance digital and mixed-signal design expertise and systems knowledge, together with its internal bipolar and BiCMOS processes and CMOS processes from outside foundries, to design and manufacture products that are tailored to its customers' individual needs.

  The Company has used its design methodologies to successfully develop products ranging from ASSPs designed for industry-wide applications, to ASICs that are custom solutions for specific customer applications. These complementary products enable the Company to provide optimal solutions for its customers' applications. For example, the earlier generation of the Company's standard SONET products used ASIC platforms for quick time-to-market. Recently, the Company used the S2052, its ASSP designed for the Gigabit Ethernet market, as a platform to develop its S2053 and S2054 products, two customer-specific devices that are expected to eventually become standard products. As the Company develops special macros such as Phase Locked Loops ("PLLs") to support a customers' application needs, they become part of the Company's ASIC library, which in turn can be used for other ASICs or ASSPs. The Company believes that it has a particularly strong competence in the design of high-speed, low-jitter PLLs, which are key elements in its mixed-signal transceivers and precision timing products.

  AMCC's products for SONET/SDH, ATM, Gigabit Ethernet and Fibre Channel applications are primarily focused on very high-speed digital and mixed-signal circuits called physical layer circuits. These circuits consist of a transmitter and receiver that, when integrated, is called a transceiver chip. Most of these circuits are very high-speed, mixed-signal circuits that convert parallel digital inputs into a single analog bit stream that is up to 20 times faster than the original signal.

 Telecommunications Products

  The following describes the Company's telecommunications products:

-------------------------------------------------------------------------------------------------------------
                              DATE OF
                            PRODUCTION
         PRODUCTS           RELEASE(1)                                APPLICATION
-------------------------------------------------------------------------------------------------------------
 S3005/6.................  June 1993     ATM physical layer transceiver products for OC-3
 S3020/21................  December 1994 (155 Mbps) and/or OC-12 (622 Mbps).
-------------------------------------------------------------------------------------------------------------
 S3015/16................  March 1995    ATM/E-4 & STM-1 physical layer transmitter/receiver pair (155 Mbps).
-------------------------------------------------------------------------------------------------------------
 S3017/18................  June 1995     SONET/SDH physical layer transceiver products for OC-3
 S3028...................  January 1997  (155 Mbps) and/or OC-12 (622 Mbps).
 S3029...................  October 1997
-------------------------------------------------------------------------------------------------------------
 S3014...................  December 1993 Clock Recovery and Synthesis Units for SONET/ATM
 S3025/26/27.............  March 1997    Modules for OC-3 (155 Mbps) and/or OC-12 (622 Mbps).
-------------------------------------------------------------------------------------------------------------
 S3019...................  March 1998    Fully integrated single chip +3.3V Transceiver for OC-12 (622 Mbps).
-------------------------------------------------------------------------------------------------------------

--------
(1) The date of production release is the date that the particular product is available for volume shipment to customers. Engineering samples of these products are available prior to volume shipment to customers.

  AMCC introduced its first generation OC-3 (155 Mbps) physical layer products in 1993. The Company has since developed two additional generations of these products, each integrating greater functionality on each chip while improving jitter performance. "Jitter" is a measure of the degradation in the quality of the signal being transmitted or received. Jitter can be caused by the presence of noise in the system and increases with the distance over which the signal is transmitted. Jitter is usually controlled by special analog circuit techniques that separate the noise in the system from the valid data. Low jitter devices enable the system designer to transmit the signal over longer distances or use less expensive optical devices, thus reducing the overall system cost. The Company's first generation of these products consisted of transmitter/receiver pairs with dual voltage. The second generation consisted of products that are compatible with single +5V optical modules. The Company's third generation physical layer product, the S3028, is a single chip transceiver designed to be compatible with the system needs of optical links. This product offers systems OEMs selectable reference frequencies, a 4 or 8-bit data path, a PECL or TTL level interface, a diagnostic mode and special failure indicators. The Company's S3029 is a multiple-channel OC-3 (155 Mbps) transceiver that incorporates five separate high-frequency PLLs on a single chip and includes an internal loop filter for clock recovery. The Company has under development additional ATM physical layer transceiver products compatible with the OC-3 and OC-12 standard, as well as additional SONET/SDH physical layer transceiver products for OC-12 and OC-48 applications.

  AMCC's products for the OC-12 (622 Mbps) standard are highly integrated products that consist of parallel-to-serial converters ("Mux"), serial-to-parallel converters ("DeMux"), transmit and receive Phase Locked Loops ("PLLs"), Clock Synthesis Units ("CSU") and Clock Recovery Units ("CRU") with low power dissipation and low output jitter. The superior jitter performance of these products enables customers to use less expensive optical components. The Company has also successfully integrated five PLLs on a single product at 155 Mbps. The power dissipation of this multichannel device is less than 1 watt (less than 200 milliwatt per PLL). All of the Company's telecommunications devices are supported with evaluation boards and design aids for easy implementation by engineers with limited knowledge of high performance circuit layout techniques.

  The Company's Micropower bipolar standard cell ASIC products are well-suited for high performance telecommunications applications that require up to 20,000 equivalent gates, a high-speed digital interface, low jitter, and PLL macros operating at speeds of up to 2.5 GHz. The Company also uses its Micropower technology for its ASSPs for the SONET/SDH market.

  Current customers for the Company's telecommunications products include Alcatel, ECI, Fujitsu, GPT, Lucent, Nortel and SAT. The Company has achieved design wins for its ASIC and ASSP products with certain other customers in the telecommunications market, including Ciena, DSC Communications, IBM, NEC, Nokia, Tellabs and Tellium. The design wins with Ciena and Tellium are for wavelength division multiplexing ("WDM") applications. There can be no assurance that these design wins will result in volume shipments to any of such customers. Sales to Nortel accounted for approximately 20%, 20%, and 21%, of the Company's net revenues in fiscal 1996, 1997, and 1998, respectively. Additionally, in fiscal 1998, another customer accounted for 11% of net revenues. No other customer accounted for more than 10% of revenues in any period.

 Data Communications Products

  The following describes the Company's data communications products:

---------------------------------------------------------------------------------------------------------
                              DATE OF
                             PRODUCTION
         PRODUCTS            RELEASE(1)                             APPLICATION
---------------------------------------------------------------------------------------------------------
 S2046/47................  October 1997   Transceivers/physical layer ICs for Gigabit Ethernet
 S2052...................  June 1997      backbone and Fibre Channel.
---------------------------------------------------------------------------------------------------------
 S2036...................  February 1995  Serial chip sets, GLM Transceivers and port bypass circuits for
 S2042/43................  August 1996    Fibre Channel (1.0625 Gbps, 533 and 265 Mbps) and
 S2044/45................  August 1996    Redundant Array of Independent Disks ("RAID") drives.
 S2057...................  February 1998
---------------------------------------------------------------------------------------------------------
 S2016...................  October 1995   High density switches, physical layer ICs, multi-port
 S2024...................  September 1995 crosspoint switches and transceivers for backplanes in ISP
 S2025...................  May 1996       networks.
 S2042/43................  August 1996
 S2052...................  June 1997
 S2053...................  January 1998
 S2054...................  January 1998
---------------------------------------------------------------------------------------------------------

--------
(1) The date of production release is the date that the particular product is available for volume shipment to customers. Engineering samples of these products are available prior to volume shipment to customers.

  LAN Products. AMCC introduced its first generation of data communications physical layer devices in 1995. The Company has since developed two additional generations of products that support both +5V and +3.3V applications. The Company's first two generations of physical layer devices consisted of transmitter/receiver pairs with 10-bit interfaces or industry-standard 20-bit interfaces for Giga-Link Modules ("GLM") and open fiber control for the Fibre Channel standard. The Company's S2052 product is a single chip transceiver that supports both the Fibre Channel and Gigabit Ethernet transmission standards. This product is compatible with the Fibre Channel pin-out configuration and is capable of directly driving fiber optic or twinaxial cables. Some of the Company's customers also use derivatives of the S2052 for their specific application needs. The S2053, one of the Company's most recent data communications IC products, is a ten-bit transceiver that supports Gigabit Ethernet and Fibre Channel transmission standards. This device supports differential PECL-compatible I/Os for fiber optic component interfaces in order to minimize crosstalk and maximize data integrity. All of the Company's data communications IC products are supported with evaluation boards and design aids for easy implementation by engineers with limited knowledge of high performance circuit layout techniques. The Company has under development additional physical layer ICs for Gigabit Ethernet and Fibre Channel applications.

  Serial Backplane Products. In addition to the WAN and LAN network equipment and standards developed to address the issue of network bandwidth, network equipment OEMs must also ensure that once high-frequency signals exit the transmission network, they can be switched efficiently, while taking full advantage of the available bandwidth. Backplanes (the boards that distribute signals to various ports of a switching system) are currently emerging as a serious constraint for systems OEMs because redesigning the traditional architecture of parallel channels to accommodate higher frequency signals is prohibitively expensive. Therefore, serial channels, which can accommodate much higher frequencies, are being increasingly employed. The Company believes that this transition has created a significant opportunity for suppliers that can design IC solutions enabling the transmission of high-frequency data through a serial backplane. The Company's S2054, a transceiver similar to the S2053, has dual serial I/Os for serial backplane applications, enabling the facilitation of broadcasting functions. This product also supports TTL-compatible reference inputs.

  Data communications system designers use three different backplane architectures. All of these architectures use serializer and deserializer chips such as the Company's S2052 and S2042/43 chip sets, and one of these architectures uses crosspoint switches. Based upon the system design, 16-bit or 32-bit crosspoint switches are currently required and, in the future, 64-bit crosspoint switches may be required. AMCC introduced its first generation of crosspoint-based serial backplane products in 1995. These products included 16-bit and 32-bit crosspoint switches with fast reconfiguration time and the S2042/43 serializer/deserializer pair with fast acquisition time. The Company currently offers its second generation 32-bit crosspoint switch and the S2052 single chip serializer/deserializer, as a serial backplane solution. The Company has under development additional multi-port products for backplane applications.

  Current customers of the Company's IC products in the data communications market include 3Com, Cabletron Systems, Compaq, Digital Equipment Corporation, Fujikura and Vixel. The Company has achieved design wins with certain other customers in this market, including Adaptec, Ascend Communications, Bay Networks, Cisco Systems, FORE Systems, Fujitsu Nexion, Hewlett-Packard, Newbridge Networks and Sun Microsystems. There can be no assurance that these design wins will result in volume shipments to any of such customers.

 ATE

  AMCC introduced its current generation gate array Q20000 family of products in 1991 and its Micropower-based standard cell products in 1993. Micropower, one of the first products to offer +3.3V operation for high performance ASICs, uses AMCC's proprietary bipolar process. The high-performance and low-power characteristics of this family of products make it particularly suitable for high performance semiconductor ATE applications that require approximately 4,000 equivalent gates, low jitter and precision circuits. Current customers for the Company's products for the ATE market include Hewlett-Packard, LTX, Schlumberger,

Teradyne and Texas Instruments. The Company has achieved design wins with Teradyne for circuits using these products. There can be no assurance that these design wins will result in volume shipments to any of such customers.

 High-Speed Computing Products

  The following describes the Company's high-speed computing products:

------------------------------------------------------------------------------------------
                              DATE OF
                            PRODUCTION
      PRODUCT FAMILY        RELEASE(1)                       APPLICATION
------------------------------------------------------------------------------------------
 S5920...................  February 1998 PCI controller (target only).
 S5933...................  March 1997    PCI controllers.
 SC3000 Series...........  1992-96       Clock drivers for servers.
 SC4400 Series...........  1992-96       Clock generators for servers.
 S4506...................  January 1997  250 Mhz Clock generator for Rambus-based systems.
 S4507...................  June 1997     300 MHz Clock generator for Rambus-based systems.
------------------------------------------------------------------------------------------

--------
(1) The date of production release is the date that the particular product is available for volume shipment to customers. Engineering samples of these products are available prior to volume shipment to customers.

  AMCC offers two product lines that address the high-speed computing market. The S5933 is a standard master/slave PCI controller chip. The S5920 is a standard target-only PCI controller chip. These devices are supported with comprehensive development kits and third-party driver software. The Company sells these products to a very large and diverse customer base. Current customers of the Company's products include Cisco Systems, Ericsson, IBM and SAT. The Company's S5933 PCI controller chip is also used in reference designs with C-Cube Microsystems for digital video disk products.

  AMCC's second line of high-speed computing products consists of clocking devices that use the Company's PLL technology for precision clock generation for applications in the workstation, telecommunications and data communications markets. AMCC's 250 MHz and 300 MHz clock generators are being used in Rambus-based systems. The Company's customers with Rambus-based systems also include Chromatic Research, Gateway 2000, Hewlett-Packard, LG Semiconductor, Micron Electronics, NEC and STB. The Company has under development additional PCI controller chips.

 Military

  The Company introduced its Q20000 gate array family of ASIC products in 1991. These devices are well suited for military applications and as replacements for ECLinPS(TM) logic from Motorola. The Company sells ASICs to military customers such as Hughes Electronics, Northrop Grumman, Raytheon, Rockwell International and Texas Instruments.

TECHNOLOGY

  The Company utilizes its technological and design expertise to solve the unique problems of high-speed digital and mixed-signal circuit designs for the world's communications infrastructure. The Company's competencies include the design and manufacture of high-performance digital and mixed-signal ICs, in-depth knowledge of the architecture and functioning of high-bandwidth telecommunications and data communications systems, proven ASIC design methodologies and libraries, and high-performance semiconductor manufacturing and packaging expertise.

 Design of High-Performance Digital and Mixed-Signal ICs

  AMCC has developed multiple generations of products that integrate both analog and digital elements on the same chip, while balancing the difficult trade-offs of speed, power and timing inherent in high-speed applications. AMCC was one of the first companies to embed analog PLLs in bipolar chips with digital logic for high-speed data transmission and receiver applications. Since the introduction of AMCC's first on-chip clock recovery and clock synthesis products in 1993 (the S3005/S3006 chip set), the Company has refined these key circuits and has successfully integrated multiple analog functions and multiple channels on the same chip. For example, the Company has under development a quad transceiver with a PLL clock recovery and PLL clock multiplier. The mixing of digital and analog signals poses difficult challenges for IC designers, particularly at high frequencies. The Company has built significant expertise in mixed-signal IC designs through the development of multiple generations of products. The Company believes that one of its primary skills is its ability to integrate increasingly complex analog functions with high-speed digital logic on a single chip. The Company also applies this expertise, developed using bipolar process technology, to IC designs on CMOS processes.

 Systems and Architecture Expertise

  AMCC believes that its systems architects, design engineers and technical marketing and applications engineers have a thorough understanding of the telecommunications and data communications systems for which the Company designs and builds ASSPs. Using this systems expertise, AMCC develops semiconductor devices to meet OEMs' high-bandwidth systems requirements. By understanding the systems into which its products are designed, the Company believes that it is better able to anticipate and develop optimal solutions for the various cost, power and performance trade-offs faced by its customers. AMCC believes that its systems knowledge also enables the Company to design its IC products to provide the most cost-effective and performance-optimized solution available using proven process technologies. For example, in its IC design for OC-48 applications, AMCC applied its systems knowledge and mixed-signal design expertise to partition the solution into bipolar and high-speed CMOS chips, which enabled AMCC to offer a substantially lower power alternative and provide the customer with added flexibility in its future design plans.

 Design Methodology

  The Company believes that its extensive experience in the use of ASIC design methodologies (gate arrays and standard cells), enables its designers to accelerate the design of new standard products. The Company also has extensive experience in using ASIC methodologies in collaborative product development efforts with its customers. The Company uses extensive libraries of analog and digital blocks that have been well characterized and previously used, which the Company believes decreases design costs and cycle time and minimizes any final redesign that may be required once the circuit is implemented in silicon. The Company's design methodology utilizes advanced computer aided design ("CAD") tools for each of the following phases of the implementation process: design capture, logic synthesis, simulation, physical layout and chip composition and verification. AMCC uses industry-standard CAD tool sets whenever possible, but augments these tool sets with certain proprietary tools that enable its designers to optimize mixed-signal performance at very high frequencies. Industry standard Verilog/VHDL models, developed at the behavioral and the gate level, are given to key customers for system level simulation and verification, and feedback from these customers is used to finalize the Company's device designs to ensure that AMCC's devices will interface appropriately with the OEM's system. The Company believes that this process results in shortened design cycle time and greater first-time correctness of production-worthy devices.

 Process Technology

  AMCC utilizes its own internal wafer fabrication facility and has developed and produced multiple generations of cost-effective, high-performance bipolar and BiCMOS processes. Bipolar processes are widely recognized as the technology of choice for circuits that require high-speed, analog-intensive circuitry with low to moderate levels of density (number of gates or functions per chip). Nevertheless, the Company believes that the number of companies possessing this advanced bipolar process capability and applying it to the markets targeted by AMCC is limited. The proven internal silicon-based process technologies employed by the Company have not required the highly capital-intensive facilities needed by certain advanced microprocessor, memory or CMOS

ASIC suppliers. The Company believes that its bipolar-based processes are the optimal choice for the performance (speed, timing and stability), power and cost trade-offs that must be made in providing the mixed-signal ICs required by its targeted markets.

 Packaging

  AMCC has substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products, and involves balancing cost, size, thermal management and technical performance. AMCC's products are designed to reduce power dissipation and die size to enable the use of industry standard packages. AMCC employs a wide variety of package types, and is currently designing products using ball grid arrays, tape ball grid arrays and multi-chip modules with pin counts in excess of 200 pins. The Company's experience with a variety of packages is one of the factors that enables it to provide optimal high-performance IC solutions to its customers.

RESEARCH AND DEVELOPMENT

  AMCC's research and development expertise and efforts are focused on the development of high-performance, mixed-signal ASSPs for advanced communications applications, as well as ASIC products and methodologies for communications and ATE applications. The Company also focuses on the development of silicon wafer fabrication processes that are optimized for these applications.

 Product Development

  The Company's product development is focused on building high-performance, analog-intensive design expertise that is incorporated into well-documented blocks that can be reused by AMCC's design group for multiple products. The Company has, and continues to make, significant investments in advanced CAD tools to leverage its design engineering staff, reduce design cycle time and increase first-time design correctness. AMCC is consistently seeking to add engineers with high-performance, mixed-signal experience in both its bipolar and CMOS design groups. The Company's product development is driven by the imperatives of reducing design cycle time, increasing first-time design correctness, adhering to disciplined, well documented design processes and continuing to be responsive to customer needs.

 Process Development

  The Company's process development is focused on enhancing its current bipolar processes and developing new processes optimized for high-performance digital and mixed-signal communications applications. These new processes are being designed to provide higher transistor speeds and improved parasitics to address higher frequency communications requirements, as well as the need to constantly improve jitter performance in the circuits, while maintaining low power dissipation and enabling high yields in volume production. AMCC's process engineers are also involved with the selection and management of the Company's relationships with outside foundries to provide the advanced CMOS processes required by certain of AMCC's products. The Company is also developing high-performance packages for its products in collaboration with its packaging suppliers and its customers.

  The Company's research and development expenses in fiscal years 1996, 1997, 1998 were $8.3, $7.9 and $13.3 million, respectively, which were 16.5%, 13.7% and 17.3%, respectively, of net revenues for such periods. The Company has 95 employees engaged in engineering and product development related activities.

  A failure by the Company to improve its existing process technologies in a timely or affordable manner could adversely affect the Company's business, financial condition and operating results. See "Factors That May Affect Future Results--Rapid Technological Change; Necessity to Develop and Introduce New Products," and "--Manufacturing Capacity Limitations; New Production Facility" and "--Transition to New Process Technologies."

MANUFACTURING

 Wafer Fabrication

  AMCC manufactures products at its four-inch wafer fabrication facility in San Diego, California in an 8,200 square foot clean room if required. The Company has tentative plans to expand the clean room by approximately 2,300 additional square feet to accommodate new equipment that would expand capacity and would be used for process development, however, the Company is also evaluating other alternatives to provide for additional capacity and process development. The Company believes that its wafer fabrication facility has competitive yields, cycle times and costs, produces large die at acceptable yields and operates on a flexible basis of multiple products and variable lot sizes. However, there can be no assurance that the Company will achieve or obtain acceptable manufacturing yield levels in the future. The Company is currently running several different bipolar and BiCMOS processes in this facility. See "Factors That May Affect Future Results--Manufacturing Yields" and "Business--Technology."

  The Company is currently planning for the construction of a new six-inch wafer fabrication facility that it believes will be located in San Diego, California. AMCC believes that it will need such a facility to be operational in approximately three years in order to support the Company's growth and to build certain new products, although the timing of this need may vary based on, among other things, the Company's rate of growth. The Company currently plans to acquire or acquire rights to a site for this new facility by mid- to late-1998. The Company is also exploring other alternatives for the expansion of its manufacturing capacity, including purchasing a wafer fabrication facility and entering into strategic relationships to obtain additional capacity. There can be no assurance that the Company will be able to manage its growth, or effectively integrate its proposed expansion into its current operations, or successfully obtain additional capacity through strategic relationships. See "Factors That May Affect Future Results--Manufacturing Yields," "--Manufacturing Capacity Limitations; New Production Facility" and "--Management of Growth."

  AMCC currently utilizes four outside foundries, AMI Semiconductor ("AMI"), IBM, Kawasaki CSI Japan ("Kawasaki") and Taiwan Semiconductor Manufacturing Corporation ("TSMC") for the production of products designed on CMOS processes. The Company does not plan to fabricate its own CMOS wafers.

  The Company's PCI Bus products are currently produced by AMI in Idaho on a five-inch CMOS process and by Kawasaki in Japan on a six-inch CMOS process. Additionally, certain of AMCC's products are being produced by TSMC on six-inch CMOS and BiCMOS processes. Some of the Company's products are being designed to be produced by IBM on eight-inch CMOS processes. Although the Company has a long term agreement with IBM that provides that AMCC will be able to purchase certain minimum quantities of wafers through March 2000, the Company does not have long-term wafer supply agreements with its other outside foundries that guarantee wafer or product quantities, prices or delivery lead times. There are certain risks associated with the Company's dependence upon external foundries for certain of its products, including reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity during periods of excess demand, limited warranties on wafers or products supplied to the Company, increases in prices and potential misappropriation of the Company's intellectual property. See "Factors That May Affect Future Results -- Dependence on Third-Party Manufacturing and Supply Relationships."

 Components and Raw Materials

  AMCC purchases all of its "raw" silicon wafers from Wacker Siltronic Corporation ("WSC"). While most silicon wafers now being supplied to the semiconductor industry are larger than four inches, AMCC believes that WSC will continue to supply AMCC's needs for the foreseeable future. AMCC also carries a significant inventory of raw wafers to cushion any interruption in supply. AMCC purchases its ceramic packages from Kyocera America and NTK Ceramics and its plastic packaging from ASAT. See "Factors That May Affect Future Results -- Dependence on Third-Party Manufacturing and Supply Relationships."

 Assembly and Test

  The Company assembles prototypes and modest production volumes of specific products in its internal assembly facility in San Diego, California. Most of the Company's production assembly, however, is performed by multiple assembly subcontractors located in the Far East, Europe and the United States. Following assembly, the packaged units are returned to the Company for burn-in (in some cases), final testing and marking prior to shipment to customers. From time to time, some testing is performed by subcontractors. See "Factors That May Affect Future Results--Dependence on Third-Party Manufacturing and Supply Relationships."

SALES AND MARKETING

  The Company sells its products principally through a direct sales organization consisting of a network of independent manufacturers' representatives in specified territories that work under the direction of the Company's direct sales force and distributors.

  The Company has a total of 14 direct sales personnel and field applications engineers. The direct sales force is technically trained and is supported by applications engineers in the field as well as applications and design engineers at the Company's headquarters. The Company believes that this "engineering-intensive" relationship with its customers results in strong, long-term customer relationships beneficial to both the Company and its customers. The Company augments this strategic account sales approach with domestic and foreign distributors, which service primarily smaller accounts purchasing ASSPs.

  In North America, the Company's direct sales effort is supported by 19 independent manufacturers' representatives and one distributor. The Company sells its products through 11 distributors and 2 independent manufacturers' representatives in Europe and 7 distributors throughout the rest of the world. In fiscal 1996, 1997 and 1998, approximately 24%, 21% and 23% of the Company's revenues were derived from sales to customers located outside of North America.

  The Company's sales headquarters is located in San Diego, California. The Company maintains sales offices in Burlington, Massachusetts; Raleigh, North Carolina; San Clemente, California; Plano, Texas; Hollis, New Hampshire; San Jose, California; Munich, Germany; and Milan, Italy.

BACKLOG

  The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog for products requested to be shipped and non-recurring engineering services to be completed in the next six months was $30.1 million on March 31, 1998, compared to $20.4 million on March 31, 1997.

PROPRIETARY RIGHTS

  The Company relies in part on patents to protect its intellectual property. The Company has been issued 13 patents in the United States and one patent in Canada, which patents principally cover certain aspects of the design and architecture of the Company's IC products and have expiration dates ranging from 2004 to 2009. In addition, the Company has six patent applications pending in the United States Patent and Trademark Office (the "PTO"). There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products or processes, duplicate the Company's products or processes or design around any patents that may be issued to the Company.

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

  As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been and in the future may be notified that it may be infringing the intellectual property rights of third parties. The Company has certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by its products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition or operating results. In March 1997, the Company received a written notice from legal counsel for Dr. Chou Li asserting that the Company manufactures certain of its products in ways that appear to such counsel to infringe a United States patent held by Dr. Li (the "Li Patent"). After a review of its technology in light of such assertion, the Company believes that the Company's processes do not infringe any of the claims of this patent. On January 6, 1998, in a lawsuit between a third party and Dr. Li filed in Federal District Court for the Eastern District of Virginia, the court ruled that the Li Patent was invalid for inequitable conduct. In January 1998, the Company received a written notice from legal counsel for the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership") asserting that the Company infringes certain United States patents (the "Lemelson Patents") and offering the Company a license under the patents. The Company is monitoring this matter and, although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations for any quarter. Furthermore, there can be no assurance that the Lemelson Partnership will not file a lawsuit against the Company or that the Company would prevail in any such litigation. Any litigation relating to the intellectual property rights of third parties, including, but not limited to the Lemelson Patents or the Li Patent, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel, which could have a material adverse effect on the Company's business, financial condition or operating results. In the event of any adverse ruling in any such matter, the Company could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third-party claiming infringement. There can be no assurance, however, that a license would be available on reasonable terms or at all. Any limitations on the Company's ability to market its products, any delays and costs associated with redesigning its products or payments of license fees to third parties or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and operating results. See "Factors That May Affect Future Results--Uncertainty Regarding Patents and Protection of Proprietary Rights."

COMPETITION

  The semiconductor market, particularly the high-performance semiconductor market, is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The telecommunications, data communications, ATE and high-speed computing industries are also becoming intensely competitive due in part to deregulation and heightened international competition. The ability of the Company to compete successfully in its markets depends on a number of factors, including product performance, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality, reliability, price, the efficiency of production, design wins for its IC products, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. In addition, the Company's competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements, that are available to customers on a more timely basis than comparable products from the Company or that have the potential to replace or provide lower cost alternatives to the Company's products. The introduction of such enhancements or new products by the Company's competitors could render the Company's existing and future products obsolete or unmarketable. Furthermore, once a customer has designed a supplier's product into its system, the customer is extremely reluctant to change its supply source due to the significant costs associated with qualifying a new supplier. Finally, the Company expects that certain of its competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by the Company's IC products on a single chip, thus eliminating the need for the Company's products. Each of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results-- Dependence on High-Speed Computing Market."

  In the telecommunications and data communications markets, the Company competes primarily against GaAs-based companies such as Giga, Rockwell International, TriQuint and Vitesse, and bipolar silicon-based products from companies such as Giga, Hewlett-Packard, Maxim, Philips and Sony. In certain circumstances, most notably with respect to ASICs supplied to Nortel, AMCC's customers or potential customers have internal IC manufacturing capability, and this internal source is an alternative available to the customer. In the ATE market, the Company competes primarily against Vitesse and silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Analog Devices, Lucent Technologies and Maxim. In the high-speed computing market, the Company competes primarily against companies such as Chrontel, Cypress, ICS, PLX and Tundra. Many of these companies and potential new competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, in lower-frequency applications, the Company faces increasing competition from other CMOS-based products, particularly as the performance of such products continues to improve. There can be no assurance that the Company will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. Any failure by the Company to compete successfully in its target markets, particularly in the telecommunications and data communications markets, would have a material adverse effect on the Company's business, financial condition and results of operations. See "Factors That May Affect Future Results--Intense Competition" and "--Increasing Dependence on Telecommunications and Data Communications Markets and Increasing Dependence on Application-Specific Standard Products."

ENVIRONMENTAL MATTERS

  The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines on the Company, the suspension of production or a cessation of operations. In addition, such regulations could restrict the Company's ability to expand its facilities at its present location or construct or operate its planned wafer fabrication facility or could require the Company to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. In this regard, since 1993 the Company has been named as a potentially responsible party ("PRP") along with a large number of other companies that used Omega Chemical Corporation ("Omega") in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, the Company's payment obligations with respect to such funding efforts have not been material, and the Company believes that its future obligations to fund such efforts will not have a material adverse effect on its business, financial condition or operating results. Although the Company believes that it is currently in material compliance with applicable environmental laws and regulations, there can be no assurance that the Company is or will be in material compliance with such laws or regulations or that the Company's future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on the Company's business, financial condition or operating results. See "Factors That May Affect Future Results--Environmental Regulations."

EMPLOYEES

  As of March 31, 1998, the Company had 320 full-time employees: 29 in administration, 95 in engineering and product development, 156 in operations and 40 in marketing and sales. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes its employee relations are good. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to the Company's product and process development programs or otherwise have a material adverse effect on the Company's business, financial condition, and operating results. See "Factors That May Affect Future Results--Dependence on Qualified Personnel."

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, and their ages as of March 31, 1998, are as follows:

            NAME             AGE                     POSITION
            ----             ---                     --------
David M. Rickey.............  42 President, Chief Executive Officer and Director
Joel O. Holliday............  58 Vice President, Finance and Administration,
                                  Treasurer, Chief Financial Officer and
                                  Secretary
Roger A. Smullen, Sr........  62 Chairman of the Board of Directors
Thomas L. Tullie............  33 Vice President, Sales
Anil K. Bedi................  47 Vice President, Marketing
Laszlo V. Gal...............  50 Vice President, Engineering
Kenneth L. Clark............  49 Vice President, Operations

  David M. Rickey has served as President, Chief Executive Officer and Director since February 1996. From August 1993 to May 1995, Mr. Rickey served as the Company's Vice President of Operations. From May 1995 to February 1996, Mr. Rickey served as Vice President of Operations at NexGen, a semiconductor company. Previously, Mr. Rickey spent more than eight years with Nortel, a telecommunications manufacturer, where he led the wafer fab engineering and manufacturing operations in both Ottawa, Canada and San Diego, California. Mr. Rickey also worked in various engineering positions with IBM from 1981 to 1985. Mr. Rickey has earned B.S. degrees from both Marietta College (summa cum laude) and Columbia University. In addition, Mr. Rickey received an M.S. in Materials Science and Engineering from Stanford University.

  Joel O. Holliday has served as the Vice President, Finance and Administration, Treasurer, Chief Financial Officer and Secretary of the Company since November 1981. He has previously served as the Director of Finance during the reorganization of Westgate-California Corporation and as Vice President, Finance of Spin Physics, Inc., an electronics company. Mr. Holliday received a B.A. from Claremont McKenna College and an M.B.A. from Harvard Business School.

  Roger A. Smullen, Sr. has served as the Chairman of the Company's Board of Directors since October 1982. Mr. Smullen has served as Acting Vice President, Operations of the Company from August 1997 through October 1997. From April 1983 until April 1987, Mr. Smullen served as the Company's Chief Executive Officer.

Previously, he was senior vice president of operations of Intersil, Inc.'s semiconductor division. In 1967, Mr. Smullen co-founded National Semiconductor. Prior to that, he was director of integrated circuits at Fairchild Semiconductor. Mr. Smullen is currently a director of Micro Linear Corporation, a manufacturer of integrated circuits. He holds a B.S. in Mechanical Engineering from the University of Minnesota.

  Thomas L. Tullie joined the Company as Vice President, Sales in August 1996. Prior to joining the Company, from 1989 to 1996 Mr. Tullie held several strategic sales management positions, most recently as Director of East Coast Sales, at S-MOS Systems, a semiconductor company. Prior to joining S-MOS Systems, Mr. Tullie was a designer in the workstations group of Digital Equipment Corporation. Mr. Tullie earned a B.S. from the University of Massachusetts and an M.B.A. from Clark University.

  Anil K. Bedi joined the Company in August 1996 as Vice President, Marketing. Prior to joining the Company, Mr. Bedi worked at Philips Semiconductor from October 1993 to July 1996, where he served as Director of Strategic Marketing and General Manager of the Mass Storage Product Group. Prior to joining Philips Semiconductor, from 1984 to 1993 Mr. Bedi served in senior marketing and management positions at Oki Semiconductor and Gazelle and TriQuint Semiconductor (two GaAs-based semiconductor companies). Mr. Bedi has also held marketing and sales positions at Xerox Corporation and National Semiconductor. Mr. Bedi earned his B.S.E.E. and M.S.E.E. degrees from the University of Wisconsin and his M.B.A. from the University of Utah.

  Laszlo V. Gal joined the Company in January 1997 as Vice President, Engineering. From September 1994 to December 1996, he served in various senior management positions, including Director of Product Development at Motorola, Inc. Mr. Gal served as the manager of IC Designs at Burroughs/Unisys from 1983 to 1994 and worked as a staff scientist at the IBM Research Center from 1981 to 1982. From 1979 to 1981 Mr. Gal was a member of the technical staff at Rockwell Corporation, where he worked on GaAs development. Mr. Gal was educated at the Budapest Technical University in Hungary, where he received a B.S. and M.S. and Ph.D in Electrical Engineering. He holds 12 U.S. patents in VLSI design and applications.

  Kenneth L. Clark joined the Company in November 1997 as Vice President, Operations. Prior to joining the Company, Mr. Clark worked at Integrated Device Technologies, Inc., a semiconductor company, from February 1995 to October 1997, where he served as Director, Fab Operations. From 1990 to 1995, Mr. Clark served in various senior management positions including Director, Fab Operations at Silicon Systems, Inc., a semiconductor company. From 1987 to 1990, Mr. Clark served as Director, Fab Operations at National Semiconductor Corp. Mr. Clark has also held manufacturing and engineering management positions at Cypress Semiconductor Corp., Zymos, Inc., Micron Technology and American Microsystems, Inc. Mr. Clark holds a B.S. in Physics from the University of Washington.

FACTORS THAT MAY AFFECT FUTURE RESULTS

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

  As a result of the foregoing or other factors, the Company may experience fluctuations in future operating results on a quarterly or annual basis that could materially and adversely affect its business, financial condition and operating results. For example, as a result of the termination of a relationship with a strategic foundry partner, decreased orders from two major customers, charges associated with a reduction in the Company's workforce and charges for excess inventory, the Company experienced revenue fluctuations and incurred net losses in fiscal 1995 and 1996. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. There can be no assurance that the Company will be able to achieve increased sales or maintain its profitability in any future period. In certain future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock could be materially and adversely affected. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Manufacturing Yields

  The fabrication of semiconductors is a complex and precise process. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. In addition, the Company's ongoing expansion of the manufacturing capacity of its existing wafer fabrication facility could increase the risk to the Company of contaminants in such facility. Many of these problems are difficult to diagnose, time consuming and expensive to remedy and can result in shipment delays. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer, particularly in connection with the commencement of production in a new fabrication facility or the transfer of manufacturing operations between fabrication facilities. Because the majority of the Company's costs of manufacturing are relatively fixed, maintenance of the number of shippable die per wafer is critical to the Company's results of operations. Yield decreases can result in substantially higher unit costs and may result in reduced gross profit and net income. The Company has in the past experienced yield problems in connection with the manufacture of its products. For example, in the second quarter of fiscal 1997 the Company experienced a decrease in internal yields primarily due to the Company's increasing volume production of a single product at less than normal production yields in support of a customer's delivery requirements. This decrease in internal yields adversely impacted the Company's gross margin for the quarter by approximately $600,000. The Company estimates yields per wafer in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be revalued. The Company has in the past and may in the future from time to time take inventory write-downs as a result of decreases in manufacturing yields. There can be no assurance that the Company will not suffer periodic yield problems in connection with new or existing products or in connection with the commencement of production in the Company's proposed new manufacturing facility or the transfer of the Company's manufacturing operations to such facility, any of which problems could cause the Company's business, financial condition and operating results to be materially and adversely affected. See "--Manufacturing Capacity Limitations; New Production Facility."

  Semiconductor manufacturing yields are a function both of product design and process technology. In cases where products are manufactured for the Company by an outside foundry, the process technology is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. In some cases this risk could be compounded by the offshore location of certain of the Company's manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. If the Company develops relationships with additional outside foundries, yields could be adversely affected due to difficulties associated with adapting the Company's technology and product design to the proprietary process technology and design rules of such new foundries. Because of the Company's limited access to wafer fabrication capacity from its outside foundries for certain of its products, any decrease in manufacturing yields of such products could result in an increase in the Company's per unit costs for such products and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross margin. There can be no assurance that the Company's outside foundries will achieve or maintain acceptable manufacturing yields in the future. Furthermore, the Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and operating results. See "Business--Manufacturing."

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

  A significant portion of the Company's revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on the Synchronous Optical Network ("SONET")/Synchronous Digital Hierarchy ("SDH") transmission standards and the Asynchronous Transfer Mode ("ATM") transmission standard. If the communications market evolves to new standards, there is no assurance the Company will be able to successfully design and manufacture new products that address the needs of its customers or that such new products will meet with substantial market acceptance. Although the Company has developed some initial products for the emerging Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products have only recently commenced, and there is no assurance AMCC will be successful in addressing the market opportunities for products based on these standards. See "--Rapid Technological Change; Necessity to Develop and Introduce New Products."

  The Company has under development a number of ASSPs for the telecommunications and data communications markets, from which it expects to derive an increasing portion of its future revenues. The Company has a limited operating history in selling ASSPs, particularly to customers in the telecommunications and data communications markets, upon which an evaluation of the Company's prospects in such markets can be based. In addition, the Company's relationships with certain customers in these markets have been established recently. The Company's future success in selling ASSPs, and in particular, selling ASSPs to customers in the telecommunications and data communications markets, will depend in large part on whether the Company's ASSPs are developed on a timely basis and whether such products achieve market acceptance among new and existing customers, and on the timing of the commencement of volume production of the OEMs' products, if at all. The Company has in the past encountered difficulties in introducing new products in accordance with customers' delivery schedules and the Company's initial expectations. There can be no assurance the Company will not encounter such difficulties in the future or that the Company will be able to develop and introduce ASSPs in a timely manner so as to meet customer demands. Any such difficulties or a failure by the Company to develop and timely introduce such ASSPs could have a material adverse effect on the Company's business, financial condition and operating results. See "--Rapid Technological Change; Necessity to Develop and Introduce New Products."

 Dependence on High-Speed Computing Market

  The Company historically has derived significant revenues from product sales to customers in the high-speed computing market and currently anticipates that it will continue to derive significant revenues from sales to customers in this market in the near term. The market for high-speed computing IC products is subject to extreme price competition. The Company believes that the average selling prices of the Company's IC products for the high-speed computing market will decline in future periods and that the Company's gross margin on sales of such products also will decline in future periods. There can be no assurance that the Company will be able to reduce the costs of manufacturing its high-speed computing IC products in response to declining average selling prices. Even if the Company successfully utilizes new processes or technologies to reduce the manufacturing costs of its high-speed computing products in a timely manner, there can be no assurance that the Company's customers in the high-speed computing market will purchase such new products. A failure by the Company to reduce its manufacturing costs sufficiently or a failure by the Company's customers to purchase such products could have a material adverse effect on the Company's business, financial condition and operating results. Furthermore, the Company expects that certain of its competitors may seek to develop and introduce products that integrate the functions performed by the Company's high-speed computing IC products on a single chip. In addition, one or more of the Company's customers may choose to utilize discrete components to perform the functions served by the Company's high-speed computing IC products or may use their own design and fabrication facilities to create a similar product. In either case, the need for high-speed computing customers to purchase the Company's IC products could be eliminated, which could adversely affect the Company's business, financial condition and operating results. See "--Intense Competition."

 Rapid Technological Change; Necessity to Develop and Introduce New Products

  The markets for the Company's products are characterized by rapidly changing technologies, evolving and competing industry standards, short product life cycles, changing customer needs, emerging competition, frequent new product introductions and enhancements and rapid product obsolescence. The Company's future success will depend, in large part, on its ability to develop, gain access to and use leading technologies in a cost-effective and timely manner and on its ability to continue to develop its technical and design expertise. The Company's ability to have its products designed into its customers' future products, to maintain close working relationships with key customers in order to develop new products, particularly ASSPs, that meet customers' changing needs and to respond to changing industry standards and other technological changes on a timely and cost-effective basis will also be a critical factor in the Company's future success. Furthermore, once a customer has designed a supplier's product into its system, the customer typically is extremely reluctant to change its supply source due to significant costs associated with qualifying a new supplier. Accordingly, the failure by the Company to achieve design wins with its key customers could have a material adverse effect on the Company's business, financial condition and results of operations. See "Business--Research and Development."

  Products for telecommunications and data communications applications, as well as for high-speed computing applications are based on industry standards that are continually evolving. The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. The emergence of new industry standards could render the Company's products incompatible with products developed by major systems manufacturers. As a result, the Company could be required to invest significant time and effort and to incur significant expense to redesign the Company's products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities to achieve crucial design wins. There can be no assurance that the Company will be successful in developing or using new technologies or in developing new products or product enhancements on a timely basis, or that such new technologies, products or product enhancements will achieve market acceptance. In the past, the Company has encountered difficulties in introducing new products and product enhancements in accordance with customers' delivery schedules and the Company's initial expectations. The Company could encounter such difficulties in the future. The Company's pursuit of necessary technological advances may require substantial time and expense. A failure by the Company, for technological or other reasons, to develop and introduce new or enhanced products on a timely basis that are compatible with industry standards and satisfy customer price and performance requirements could have a material adverse effect on the Company's business, financial condition and operating results. See "--Fluctuations in Operating Results," and "-- Increasing Dependence on Telecommunications and Data Communications Markets and Increasing Dependence on Application-Specific Standard Products."

 Intense Competition

  The semiconductor market is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The telecommunications, data communications, ATE and high-speed computing industries in particular are intensely competitive. The Company believes that the principal factors of competition in its markets are price, product performance, product quality and time-to-market. The ability of the Company to compete successfully in its markets depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies, product quality, reliability, price, the efficiency of production, design wins for its IC products, ramp up of production of the

Company's products for particular systems manufacturers, end-user acceptance of the systems manufacturers' products, market acceptance of competitors' products and general economic conditions. In addition, the Company's competitors may offer enhancements to existing products or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a more timely basis than comparable products from the Company or that have the potential to replace or provide lower-cost alternatives to the Company's products. The introduction of such enhancements or new products by the Company's competitors could render the Company's existing and future products obsolete or unmarketable. Furthermore, once a customer has designed a supplier's product into its system, the customer is extremely reluctant to change its supply source due to the significant costs associated with qualifying a new supplier. Finally, the Company expects that certain of its competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by the Company's IC products on a single chip, thus eliminating the need for the Company's products. Each of these factors could have a material adverse effect on the Company's business, financial condition and results of operations. See "--Dependence on High-Speed Computing Market."

  In the telecommunications and data communications markets, the Company competes primarily against gallium arsenide ("GaAs") based companies such as Giga, Rockwell International, TriQuint and Vitesse, and bipolar silicon based products from companies such as Giga, Hewlett-Packard, Maxim, Philips and Sony. In certain circumstances, most notably with respect to ASICs supplied to Nortel, AMCC's customers or potential customers have internal IC manufacturing capabilities, and this internal source is an alternative available to the customer. In the ATE market, the Company's products compete primarily against GaAs based products offered by Vitesse and silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Analog Devices, Lucent Technologies and Maxim. In the high-speed computing market, the Company competes primarily against Chrontel, Cypress, ICS, PLX and Tundra. Many of these companies and potential new competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, in lower-frequency applications, the Company faces increasing competition from CMOS-based products, particularly as the performance of such products continues to improve. There can be no assurance that the Company will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. Any failure by the Company to compete successfully in its target markets, particularly in the telecommunications and data communications markets, could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Increasing Dependence on Telecommunications and Data Communications Markets and Increasing Dependence on Application-Specific Standard Products."

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

  Based on the Company's current forecasts of its future need for manufacturing capacity, the Company is planning for the construction of a new six-inch wafer fabrication facility, initially to complement, and potentially to replace, its existing facility in San Diego. The Company is also exploring other alternatives for the expansion of its manufacturing capacity, including purchasing a wafer fabrication facility and entering into strategic relationships to obtain additional capacity. The Company currently plans to acquire, or acquire rights to, a site by mid-, to late-1998, to initiate construction of the new facility during 1999 and to complete the physical plant during 2000. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the facility, a process which the Company anticipates will take at least nine months. Accordingly, the Company believes the new facility will not commence commercial production prior to late 2000. This new fabrication facility will have room for additional equipment and manufacturing capacity. The Company estimates that the cost of the new wafer fabrication facility will be at least $80.0 million, of which approximately $30.0 million relates to the purchase of land and construction of the building and at least $50.0 million relates to capital equipment purchases necessary to establish the initial manufacturing capacity of the facility. The Company currently anticipates that a significant portion of these capital equipment purchases will occur prior to the end of 1999. The Company intends to fund approximately $24.0 million of the total cost of the new facility with a portion of the proceeds from the Company's initial public offering (the "IPO") which was completed in December 1997 and secondary public offering, which was completed in March 1998. The balance of the cost of this facility is expected to be funded through a combination of available cash, cash equivalents and short term investments, cash from operations and additional debt, lease or equity financing. There can be no assurance that the Company will be able to obtain the additional financing necessary to fund the construction and completion of the new manufacturing facility. Any failure by the Company to obtain on a timely basis such financing could delay the completion of the facility and have a material adverse effect on the Company's business, financial condition and results of operations. To date, the Company has not acquired, or acquired rights to, a suitable site for its proposed new manufacturing facility. There can be no assurance that the Company will be able to acquire rights to such a site in a timely manner, if at all. Any significant delay by the Company in finding such a site could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company's existing wafer fabrication facility is, and its proposed new wafer fabrication facility is expected to be, located in California. There can be no assurance that these facilities will not be subject to natural disasters such as earthquakes or floods. In addition, the depreciation and other expenses to be incurred by the Company in connection with the expansion of its existing manufacturing facility and in connection with its proposed new wafer fabrication facility may adversely effect the Company's gross margin in any future fiscal period. Furthermore, there can be no assurance that other alternatives to constructing a new wafer fabrication facility will be available on a timely basis or at all. See "--Dependence on Third-Party Manufacturing and Supply Relationships" and "--Need For Additional Capital."

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

  Furthermore, if the Company is unable to achieve adequate manufacturing yields in its proposed new fabrication facility in a timely manner or if the Company's revenues do not increase commensurate with the anticipated increase in manufacturing capacity associated with the new facility, the Company's business, financial condition and operating results could also be materially adversely affected. In addition, in the future, the Company may be required for competitive reasons to make capital investments in its existing wafer fabrication facility or to accelerate the timing of the construction of its new wafer fabrication facility in order to expedite the manufacture of products based on more advanced manufacturing processes. To the extent such capital investments are required, the Company's gross profit and, as a result, its business, financial condition and operating results, could be materially and adversely affected. See "--Manufacturing Yields."

  The successful operation of the Company's proposed new wafer fabrication facility, if completed, as well as the Company's overall production operations, will also be subject to numerous risks. The Company has no prior experience with the operation of the equipment or the processes involved in producing finished six-inch wafers, which differ significantly from those involved in the production of four-inch wafers. The Company will be required to hire, train and manage production personnel in order to effectively operate the new facility. The Company does not have sufficient excess production capacity at its existing San Diego facility to fully offset any failure of the proposed new wafer fabrication facility to meet planned production goals. The Company may transfer its current San Diego manufacturing operations into the proposed new wafer fabrication facility subsequent to its completion. Should this transfer occur, there can be no assurance that the Company will not experience delays in completing product testing and documentation required by customers to qualify or requalify the Company's products from this facility as being from an approved source as a result of this transfer, which could materially adversely affect the Company's business, financial condition and operating results. The Company will also have to effectively coordinate and manage two manufacturing facilities to successfully meet its overall production goals. The Company has no experience in coordinating and managing production facilities that are located at different sites or in the transfer of manufacturing operations from one facility to another. As a result of these and other factors, the failure of the Company to successfully operate the proposed new wafer fabrication facility, to successfully coordinate and manage the two sites or to transfer the Company's manufacturing operations could adversely affect the Company's overall production and could have a material adverse effect on its business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Manufacturing."

 Transition to New Process Technologies

  The markets for the Company's products are characterized by rapid changes in manufacturing process technologies. To provide competitive products to its target markets, the Company must develop improved process technologies. The Company's future success will depend, in large part, upon its ability to continue to improve its existing process technologies, develop new process technologies, and adapt its process technologies to emerging industry standards. The Company may in the future be required to transition one or more of its products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. There can be no assurance that the Company will be able to improve its process technologies and develop new process technologies, including, but not limited to silicon germanium process technologies, in a timely or affordable manner or that such improvements or developments will result in products that achieve market acceptance. A failure by the Company to improve its existing process technologies or processes or develop new process technologies in a timely or affordable manner could adversely affect the Company's business, financial condition and operating results. See "--Rapid Technological Change; Necessity to Develop and Introduce New Products," "-- Manufacturing Capacity Limitations; New Production Facility" and "Business-- Research and Development."

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

  There are additional risks associated with the Company's dependence upon third-party manufacturers for certain of its products, including, but not limited to, reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity during periods of excess demand, limited warranties on wafers or products supplied to the Company, increases in prices and potential misappropriation of the Company's intellectual property. With respect to certain of its products, the Company depends upon external foundries to produce wafers and, in some cases, finished products of acceptable quality, to deliver those wafers and products to the Company on a timely basis and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs. On occasion, the Company has experienced difficulties in causing these events to occur satisfactorily. The Company's wafer and product requirements typically represent a very small portion of the total production of these external foundries. The Company is subject to the risk that a producer will cease production on an older or lower-volume process that is used to produce the Company's parts. Additionally, there can be no assurance that such external foundries will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Any such difficulties could have a material adverse effect on the Company's business, financial condition and operating results. See "--Manufacturing Yields."

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

  Due to an industry transition to six-inch wafer fabrication facilities, there is a limited number of suppliers of the four-inch wafers used by the Company to build products in its existing manufacturing facility, and the Company relies on a single supplier for such wafers. Although the Company believes that it will have sufficient access to four-inch wafers to support production in its existing fabrication facility for the foreseeable future, there can be no assurance that the Company's current supplier will continue to supply the Company with four-inch wafers on a long-term basis. Additionally, the availability of manufacturing equipment needed for a four-inch process is limited and certain new equipment required for more advanced processes may not be available for a four-inch process. If the Company is not able to obtain a sufficient supply of four-inch wafers or to obtain the requisite equipment for a four-inch process, the Company's business, financial condition and operating results would be materially adversely affected. See "Business--Manufacturing."

 Customer Concentration

  Historically, a relatively small number of customers has accounted for a significant portion of the Company's revenues in any particular period. The Company has no long-term volume purchase commitments from any of its major customers. In fiscal 1996, 1997 and 1998, the Company's five largest customers accounted for approximately 44%, 44% and 46% of the Company's revenues in each of such periods and sales to Nortel accounted for approximately 20% of the Company's revenues in each of such periods. The Company anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more of its significant customers select products manufactured by one of the Company's competitors for inclusion in future product generations, the Company's business, financial condition and operating results could be materially and adversely affected. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current significant customers could materially and adversely affect the Company's business, financial condition and operating results. See "--Intense Competition," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Products and Customers."

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

 Need for Additional Capital

  The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes its available cash, cash equivalents and short-term investments and cash generated from operations, will be sufficient to meet the Company's capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional financing during such period. The Company's future capital requirements will depend on many factors, including the costs associated with the expansion of its manufacturing operations, the rate of revenue growth, the timing and extent of spending to support research and development programs and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it will need to raise additional debt or equity financing in the future, primarily for purposes of financing the acquisition of property for its proposed new wafer fabrication facility, the construction of the proposed new wafer fabrication facility and the purchase of equipment for the proposed new wafer fabrication facility. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

 Uncertainty Regarding Patents and Protection of Proprietary Rights

  The Company relies on a combination of patents, mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws and confidentiality procedures to protect its intellectual property. There can be no assurance that such a combination will fully protect the Company's intellectual property or that such protection will provide the Company with competitive advantages.

  In addition, as is typical in the semiconductor industry, the Company has from time to time received, and in the future may receive communications from third parties asserting patent rights, mask work rights, copyrights, trademark rights or other intellectual property rights that such other parties allege cover certain of the Company's products, processes, technologies or information. Several such assertions relating to patents are in various stages of evaluations. There can be no assurance that such claims or other infringement claims by third parties or claims for indemnification by customers or end users of the Company's products resulting from infringement claims, if proven to be true, will not materially adversely affect the Company's business, financial condition or operating results. See "Business-- Proprietary Rights."

 International Sales

  International sales (including sales to Canada) accounted for 44%, 40% and 42% of revenues in fiscal 1996, fiscal 1997 and fiscal 1998, respectively. The Company anticipates that international sales may increase in future periods and may account for an increasing portion of the Company's revenues. As a result, an increasing portion of the Company's revenues may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. Although less than six percent of the Company's revenues were attributable to sales in Asia during the fiscal year ended March 31, 1998, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the United States or other countries. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

 Environmental Regulations

  The Company is subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in its manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines on the Company, the suspension of production or a cessation of operations. In addition, such regulations could restrict the Company's ability to expand its facilities at its present location or construct or operate its planned wafer fabrication facility or could require the Company to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. In this regard, since 1993 the Company has been named as a potentially responsible party ("PRP") along with a large number of other companies that used Omega Chemical Corporation ("Omega") in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, the Company's payment obligations with respect to such funding efforts have not been material and the Company believes that its future obligations to fund such efforts will not have a material adverse effect on its business, financial condition or operating results. Although the Company believes that it is currently in material compliance with applicable environmental laws and regulations, there can be no assurance that the Company is or will be in material compliance with such laws or regulations or that the Company's future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on the Company's business, financial condition or operating results. See "Business--Environmental Matters."

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

 Volatility of Stock Price

  The market price of the Common Stock has fluctuated significantly to date. In addition, the market price of the Common Stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in the Company's anticipated or actual operating results; announcements or introductions of new products; technological innovations or setbacks by the Company or its competitors; conditions in the semiconductor, telecommunications, data communications, ATE, high-speed computing or military markets; the commencement of litigation; changes in estimates of the Company's performance by securities analysts; and other events or factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may affect adversely the market price of the Common Stock.

 Year 2000 Compliance

  Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to comply with such "Year 2000" requirements. Certain of the Company's internal computer systems are not Year 2000 compliant, and the Company utilizes third-party equipment and software that may not be Year 2000 compliant. The Company has commenced taking actions to correct such internal systems and is in the early stages of conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition. See "Business-- Industry Background."

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

ITEM 2. PROPERTIES.

  The Company's executive offices, research and development and engineering functions are located in San Diego, California in a 90,000 square foot building that is leased by the Company under a lease that expires in 2007. In addition, the Company occupies a 21,000 square foot building in San Diego, which houses the Company's manufacturing facilities under a lease that expires in 2003, but provides the Company with an option to extend the lease for one additional five year period. The Company leases additional space for sales offices in Burlington, Massachusetts; Raleigh, North Carolina; San Clemente, California; Plano, Texas; Hollis, New Hampshire; San Jose, California; Munich, Germany and Milan, Italy.

ITEM 3. LEGAL PROCEEDINGS.

  From time to time, the Company may be involved in litigation relating to claims arising out of its operations on the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or operating results.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended March 31, 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  (a) The Company's Common Stock has been traded on the Nasdaq National Market under the symbol "AMCC" since the Company's initial public offering on November 25, 1997. The following table sets forth the high and low sales prices of the Company's Common Stock as reported by the Nasdaq National Market for the periods indicated.

      FISCAL YEAR ENDED MARCH 31, 1998                             HIGH   LOW
      --------------------------------                            ------ ------
        Third Quarter............................................ $13.50 $ 8.00
        Fourth Quarter........................................... $24.38 $12.25

  At March 31, 1998, there were approximately 983 holders of record of the Company's Common Stock.

  The Company has not paid cash dividends on its Common Stock and presently intends to continue this policy.

  (b) Recent Sales of Unregistered Securities

  (1) From December 31, 1997 until March 2, 1998, 26,997 shares of Common Stock were issued upon exercise of options with an average exercise price of $.45 per share, all of which were paid in cash, and 56,312 shares of Common Stock were issuable upon exercise of outstanding options with an average exercise price of $.46 per share pursuant to grants to certain employees and Directors of the Company under the Company's 1982 Incentive Stock Option Plan (the "1982 Plan"). On March 2, 1998, the Company filed a Registration Statement on Form S-8 to cover the shares of Common Stock issuable upon exercise of options under the 1982 Plan.

  (2) From December 31, 1997 until March 2, 1998, 120,719 shares of Common Stock were issued upon exercise of options with an average exercise price of $.53 per share, all of which were paid in cash, and 1,978,922 shares of Common Stock were issuable upon exercise of outstanding options with an average exercise price of $1.87 per share pursuant to grants to certain employees and Directors of the Company under the Company's 1992 Incentive Stock Option Plan (the "1992 Plan"). On March 2, 1998, the Company filed a Registration Statement on Form S-8 to cover the shares of Common Stock issuable upon exercise of options under the 1992 Plan.

  There were no underwritten offerings in connection with any of the transactions set forth in Items 5(b)(1) and 5(b)(2) above. The issuances described in Items 5(b)(1) and 5(b)(2) above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated thereunder in that they were offered and sold pursuant to a written compensation plan. In addition, such issuances were deemed to be exempt from registration under the Securities Act under Section 4(2) of the Securities Act as transactions not involving any public offering. The recipients of securities in each of the transactions described in Items 5(b)(1) and 5(b)(2) above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

  (c) Use of Proceeds

   (1) Initial Public Offering

  The Company filed a Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-37609, which was declared effective by the Securities and Exchange Commission on November 24, 1997, relating to the initial public offering (IPO) of the Company's Common Stock. The managing underwriters of the offering were BancAmerican Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The Registration Statement registered an aggregate 6,385,950 shares of Common Stock and the price to the public was $8.00 per share. Of such shares, 3,538,448 were sold by The Company (which includes the underwriter's over-allotment of 832,950 shares) and 2,847,502 were sold by certain shareholders of the Company.

  The Company incurred $3,197,000 of total expenses in connection with the IPO consisting of $1,982,000 in underwriting discounts and commissions and $1,215,000 including registration and filing fees, printing, accounting and legal expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after deducting the total expenses were $25,111,000.

  The Company has invested the net offering proceeds of $25,111,000 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from April 2, 1998 to March 23, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

   (2) Secondary Public Offering

  The Company filed a Registration Statement on Form S-1, File No. 333-46071 (the "Secondary Registration Statement"), which was declared effective by the Securities and Exchange Commission on March 12, 1998, relating to the secondary public offering of the Company's Common Stock. The managing underwriters for the Offering were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The Registration Statement registered an aggregate of 4,059,500 shares of the Common Stock and the price to the public was $19.375 per share. Of such shares, 1,500,000 shares were sold by the Company, and 2,559,500 shares were sold by certain stockholders of the Company (which includes the underwriter's overallotment of 529,500 shares).

  The expenses incurred by the Company in connection with the Offering were approximately $2,181,000, of which $1,515,000 constituted underwriting discounts and commissions and approximately $666,000 constituted other expenses including registration and filing fees, printing, accounting and legal expenses. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of the Company's equity securities, or other affiliates of the Company other than for reimbursement of expense incurred on the road show. Net offering proceeds to the Company after deducting these expenses were approximately, $26,882,000.

  The Company has invested the net offering proceeds in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from April 2, 1998 to March 23, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Secondary Registration Statement.

ITEM 6. SELECTED FINANCIAL DATA.

(in thousands, except per share data)

                                                   MARCH 31,
                                    --------------------------------------------
                                     1994     1995     1996     1997      1998
                                    -------  -------  -------  -------  --------
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Net revenues......................  $49,686  $46,950  $50,264  $57,468  $ 76,618
Cost of revenues..................   29,187   27,513   34,169   30,057    34,321
                                    -------  -------  -------  -------  --------
Gross profit......................   20,499   19,437   16,095   27,411    42,297
  Research and development........    9,273   10,108    8,283    7,870    13,268
  Selling, general and
   administrative.................    9,513   10,112   11,232   12,537    14,278
                                    -------  -------  -------  -------  --------
    Total operating expenses......   18,786   20,220   19,515   20,407    27,546
Operating income (loss)...........    1,713     (783)  (3,420)   7,004    14,751
Gain on contract settlement, net..    9,530       --       --       --        --
Interest income (expense), net....     (464)    (358)    (242)     (29)      871
                                    -------  -------  -------  -------  --------
Income (loss) before income taxes.   10,779   (1,141)  (3,662)   6,975    15,622
Provision (benefit) for income
 taxes............................      575      (70)      32      659       406
                                    -------  -------  -------  -------  --------
Net income (loss).................   10,204   (1,071) $(3,694) $ 6,316  $ 15,216
                                    =======  =======  =======  =======  ========
Basic earnings (loss) per share:
  Earnings (loss) per share.......  $  0.60  $ (0.06) $ (0.21) $  0.35  $   0.84
                                    =======  =======  =======  =======  ========
  Shares used in calculating basic
   earnings (loss) per share......   16,973   17,194   17,394   17,834    18,028
                                    =======  =======  =======  =======  ========
Diluted earnings (loss) per share:
  Earnings (loss) per share.......  $  0.60  $ (0.06) $ (0.21) $  0.35  $   0.75
                                    =======  =======  =======  =======  ========
  Shares used in calculating
   diluted earnings (loss) per
   share..........................   17,099   17,194   17,394   17,907    20,294
                                    =======  =======  =======  =======  ========
CONSOLIDATED BALANCE SHEET DATA:
Working Capital...................  $19,867  $16,753  $13,977  $19,364  $ 77,417
Total Assets......................   45,124   40,180   37,836   41,814   112,834
Long-term debt and capital lease
 obligations, less current
 portion..........................    7,493    6,515    4,447    3,192     4,091
Total stockholders' equity........   25,829   24,805   21,512   27,743    91,634

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Item 1. Business--Factors That May Affect Future Results". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW

  AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure. The Company tailors solutions to customer and market requirements by using a combination of high-frequency; mixed-signal design expertise; system-level knowledge and multiple silicon process technologies. AMCC believes that its internal bipolar and BiCMOS processes, complemented by advanced CMOS processes from external foundries, enable the Company to offer high-performance, high-speed solutions optimized for specific applications and customer requirements. The Company further believes that its products provide significant cost, power, performance and reliability advantages for systems OEMs in addition to accelerating time-to-market. The Company also leverages its technology to provide products for the automated test equipment (ATE), high-speed computing and military markets.

  In fiscal 1997, the Company substantially reorganized its management team and increased its focus on becoming the leading supplier of high-performance, high-bandwidth connectivity ICs for the world's communications infrastructure. Accordingly, the Company accelerated the pace of development of new products for high-performance telecommunications and data communications markets. Following the reorganization of the Company's management team in fiscal 1997 and its renewed focus on ASSP's for the telecommunications and data communications markets, the Company returned to profitability after two years of incurring net losses. The Company's revenues have increased in each of the last eight fiscal quarters. In addition, as a result primarily of the $21.5 million of net income generated in fiscal 1997 and 1998, the Company transitioned from accumulated deficit of $15.4 million at March 31, 1996 to retained earnings of $5.7 million at March 31, 1998.

  In December 1997, the Company completed the initial public offering (IPO) of its common stock, which raised net proceeds to the Company of approximately $25.1 million. In March 1998, the Company completed a secondary public offering, which raised net proceeds to the Company of approximately $26.9 million.

RESULTS OF OPERATIONS

  The following table sets forth certain selected consolidated statements of operations data in dollars and as a percentage of revenues for the periods indicated:

                                       FISCAL YEAR ENDED MARCH 31,
                                -----------------------------------------------
                                    1996             1997             1998
                                --------------   --------------   -------------
                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   $       %        $       %        $      %
                                -------  -----   -------  -----   ------- -----
Net revenues..................  $50,264  100.0 % $57,468  100.0 % $76,618 100.0%
Cost of revenues..............   34,169   68.0    30,057   52.3    34,321  44.8
                                -------  -----   -------  -----   ------- -----
Gross profit..................   16,095   32.0    27,411   47.7    42,297  55.2
Operating expenses:
  Research and development....    8,283   16.5     7,870   13.7    13,268  17.3
  Selling, general and
   administrative.............   11,232   22.3    12,537   21.8    14,278  18.6
                                -------  -----   -------  -----   ------- -----
    Total operating expenses..   19,515   38.8    20,407   35.5    27,546  35.9
                                -------  -----   -------  -----   ------- -----
Operating income (loss).......   (3,420)  (6.8)    7,004   12.2    14,751  19.3
Interest income (expense),
 net..........................     (242)  (0.5)      (29)  (0.1)      871   1.1
                                -------  -----   -------  -----   ------- -----
Income (loss) before provision
 for income taxes.............   (3,662)  (7.3)    6,975   12.1    15,622  20.4
Provision for income taxes....       32    0.0       659    1.1       406   0.5
                                -------  -----   -------  -----   ------- -----
Net income (loss).............  $(3,694)  (7.3)% $ 6,316   11.0 % $15,216  19.9%
                                =======  =====   =======  =====   ======= =====
Diluted earnings (loss) per
 share:
  Earnings (loss) per share...  $ (0.21)         $  0.35          $  0.75
  Shares used in calculating
   earnings (loss) per share..   17,394           17,907           20,294

COMPARISON OF THE YEAR ENDED MARCH 31, 1998 TO THE YEAR ENDED MARCH 31, 1997

  Net Revenues. Net revenues for the year ended March 31, 1998 were approximately $76.6 million, representing an increase of 33% over net revenues of approximately $57.5 million for the year ended March 31, 1997. Revenues from sales of communications products increased from 44% of net revenues for the year ended March 31, 1997 to 48% of net revenues for the year ended March 31, 1998, reflecting unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of products to other markets, consisting of the ATE, high-speed computing and military markets, decreased from 56% of net revenues for the year ended March 31, 1997, to 52% of net revenues for the year ended March 31, 1998, although revenues from sales to these other markets increased in absolute dollars. The increase in absolute dollars in revenues attributed to these other markets was primarily due to an increase in shipments of PCI bus products for high-speed computing applications and to increased shipments of products to the ATE market. Sales to Nortel accounted for 21% and 20% of net revenues for the years ended March 31, 1998 and 1997, respectively. In the year ended March 31, 1998, one other customer, Insight Electronics, Inc., the Company's domestic distributor, accounted for 11% of net revenues. Sales outside of North America accounted for 23% and 21% of net revenues for the years ended March 31, 1998 and 1997, respectively. Although less than six percent of the Company's revenues were attributable to sales in Asia for the year ended March 31, 1998, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers. See "Item 1. Business--Factors That May Affect Future Results--International Sales."

  Gross Margin. Gross margin was 55.2% for the year ended March 31, 1998, as compared to 47.7% for the year ended March 31, 1997. The significant increase in gross margin resulted from increased utilization of the Company's wafer fabrication facility, as well as improved manufacturing yields. The Company's gross margin is primarily impacted by factory utilization, wafer yields, product mix and the Company's timing of depreciation expense and other costs associated with expanding its manufacturing capacity. Although AMCC does not expect its gross margin to continue to increase at the rate reflected above, its strategy is to maximize factory utilization whenever possible, maintain or improve its manufacturing yields, and focus on the development and sales of high-performance products that can have higher gross margins. There can be no assurance, however, that the Company will be successful in achieving these objectives. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income. See "Item 1. Business--Factors That May Affect Future Operating Results--Fluctuations in Operating Results."

  Research and Development. Research and development (R&D) expenses increased 69% to approximately $13.3 million, or 17.3% of net revenues, for the year ended March 31, 1998, from approximately $7.9 million, or 13.7% of net revenues, for the year ended March 31, 1997. The substantial increase in R&D expenses was due to accelerated new product and process development efforts. The Company believes that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, the Company expects R&D expenses to increase in absolute dollars and possibly as a percentage of net revenues in the future. Currently, R&D expenses are primarily focused on the development of products and processes for the telecommunications and data communications markets, and the Company expects to continue this focus.

  Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $14.3 million, or 18.6% of net revenues, for the year ended March 31, 1998, as compared to approximately $12.5 million, or 21.8% of net revenues, for the year ended March 31, 1997. The increase in SG&A expenses for the year ended March 31, 1998 was primarily due to increased compensation costs and increased commissions earned by third-party sales representatives. The decrease in SG&A expenses as a percentage of net revenues for the year ended March 31, 1998 was a result of net revenues increasing more rapidly than SG&A expenses. The Company expects SG&A expenses to increase in the future due principally to additional staffing in its sales and marketing departments and additional expenses related to being a public company.

  Operating Margin. The Company's operating margin increased to 19.3% of net revenues for the year ended March 31, 1998, compared to 12.2% for the year ended March 31, 1997, principally as a result of the increase in gross margin and decrease in SG&A expenses as a percentage of net revenues, partially offset by the increase in R&D expenses as a percentage of net revenues.

  Net Interest Income. Net interest income increased to $871,000 for the year ended March 31, 1998 from a net interest expense of $29,000 for the year ended March 31, 1997. This increase was due principally to higher interest income from larger cash and short-term investment balances generated by the proceeds from the Company's public offerings completed the year ended March 31, 1998, as well as a decrease in interest expense associated with outstanding capital lease and debt obligations.

  Income Taxes. The Company's annual effective tax rate for the year ended March 31, 1998 was 2.6%. This was due primarily to the reduction of a valuation allowance recorded against deferred tax assets for net operating loss carryforwards and credits in the prior two years. This reduction results from sufficient levels of income for fiscal 1998, which makes the realization of these deferred tax assets more likely than not. The effective tax rate of 9.5% for the year ended March 31, 1997 was attributable primarily to alternative minimum taxes ("AMT"). The Company expects its effective tax rate to approximate statutory rates in fiscal 1999.

  Diluted Earnings per share. Diluted earnings per share increased 114% to $0.75 in the year ended March 31, 1998, compared to $0.35 for the year ended March 31, 1997.

  Deferred Compensation. In connection with the grant of certain stock options to employees during the six months ended September 30, 1997, the Company recorded aggregate deferred compensation of $599,000, representing the difference between the fair value of the Common Stock at the date of grant for accounting purposes and the option exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Amortization of deferred compensation recorded for the year ended March 31, 1998 was $127,000. The Company currently expects to record amortization of deferred compensation with respect to these option grants of approximately $159,000, $159,000, $129,000 and $25,000 during the fiscal years ended March 31, 1999, 2000, 2001 and 2002, respectively.

  Backlog. The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $30.1 million on March 31, 1998, compared to $20.4 million on March 31, 1997. See "Item 1. Business--Factors That May Affect Future Results--Fluctuations in Operating Results."

  Recently Issued Accounting Standards. In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The Company does not believe that comprehensive income or loss under SFAS No. 130 has been materially different than net income or loss. The Company believes it operates in one business and operating segment and does not believe adoption of SFAS No. 131 will have a material impact on the Company's financial statements.

  Year 2000 Compliance. Certain of the Company's internal computer systems are not Year 2000 compliant and the Company utilizes third-party equipment and software that may not be Year 2000 compliant. The Company has commenced taking actions to correct such internal systems and is in the early stages of conducting an audit of its third-party suppliers as to the Year 2000 compliance of their systems. The Company does not believe that the cost of these actions will have a material adverse affect on the Company's business, financial condition or operating results. However, there can be no assurance that a failure of the Company's internal computer systems or of third-party equipment or software used by the Company, or of systems maintained by the Company's suppliers, to be Year 2000 compliant will not have a material adverse effect on the Company's business, financial condition or operating results. In addition, there can be no assurance that adverse changes in the purchasing patterns of the Company's customers or potential customers as a result of Year 2000 issues affecting such customers will not have a material adverse effect on the Company's business, financial condition or results of operations. See "Item 1. Business--Factors That May Affect Future Results--Year 2000 Compliance."

COMPARISON OF THE YEAR ENDED MARCH 31, 1997 TO THE YEAR ENDED MARCH 31, 1996

  Net Revenues. Net revenues for the year ended March 31, 1997 increased to approximately $57.5 million from approximately $50.3 million for the year ended March 31, 1996. Revenues from sales of communications products increased from 41% of net revenues for the year ended March 31, 1996 to 44% of net revenues for the year ended March 31, 1997, reflecting unit growth in shipments of existing products, as well as the introduction of new products for the communications market. Revenues from sales of products to other markets decreased from 59% of net revenues for the year ended March 31, 1996 to 56% of net revenues for the year ended March 31, 1997. In the years ended March 31, 1997 and 1996, sales to Nortel accounted for 20% of net revenues in each year. Sales to customers outside of North America accounted for 21% and 24% of net revenues in the years ended March 31, 1997 and 1996, respectively, reflecting an increase in revenues from sales to such customers, but a decreased percentage of net revenues.

  Gross Margin. Gross margin was 47.7% for the year ended March 31, 1997, compared to 32.0% for the year ended March 31, 1996. The substantial increase in gross margin in fiscal 1997 resulted primarily from a significant reduction in charges related to excess inventory, as well as from increased utilization of the Company's wafer fabrication facility. See "Item 1. Business--Factors That May Affect Future Results--Fluctuations in Operating Results."

  Research and Development. R&D expenses were approximately $7.9 million, or 13.7% of net revenues, for the year ended March 31, 1997, as compared to approximately $8.3 million, or 16.5% of net revenues, for the year ended March 31, 1996. The decrease in R&D expense for the year ended March 31, 1997 was primarily due to a decrease in prototyping costs.

  Selling, General and Administrative. SG&A expenses were approximately $12.5 million, or 21.8% of net revenues, for the year ended March 31, 1997, as compared to approximately $11.2 million, or 22.3% of net revenues, for the year ended March 31, 1996. SG&A expenses increased in the year ended March 31, 1997 due primarily to increased compensation expense and an increase in product promotion expenses.

  Net Interest Expense. Net interest expense was $29,000 in the year ended March 31, 1997, as compared to $242,000 in the year ended March 31, 1996. The decrease in net interest expense was attributable primarily to decreasing levels of capital lease and debt obligations and to increases in interest income as a result of increasing levels of cash, cash equivalents and short-term investments.

  Income Taxes. The Company's effective tax rate for the year ended March 31, 1997 was 9.5%, which was comprised primarily of alternative minimum tax and reflected tax at the statutory rate, reduced by net operating loss and research and development tax credits. The tax benefit for the year ended March 31, 1996 was not material due to loss incurred during that fiscal year.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's principal source of liquidity as of March 31, 1998 consisted of $67.9 million in cash, cash equivalents and short-term investments. Working capital as of March 31, 1998 was $77.4 million, compared to $19.4 million as of March 31, 1997. This increase in working capital was primarily due to $52.0 million in net proceeds from the Company's initial and secondary public offerings, and cash provided by operating activities, offset by the purchase of property and equipment and by the repurchase of certain shares of the Company's Preferred Stock. During the fiscal years ended March 31, 1997 and 1996 the Company financed its operations primarily through cash provided by operations and equipment lease financing.

  For the years ended March 31, 1998, 1997 and 1996, net cash provided by operating activities was $16.9 million, $11.7 million and $6.7 million, respectively. Net cash provided by operating activities in fiscal 1998 primarily reflected net income before depreciation and amortization expense plus increases in accounts payable and accrued liabilities less increases in accounts receivable and deferred income taxes. Net cash provided by operating activities in fiscal 1997 primarily reflected net income before depreciation and amortization expense. Net cash provided by operating activities in fiscal 1996 differed from the net loss primarily due to adjustments for depreciation and amortization expense, a reduction in inventory levels and an increase in accounts payable and accrued liabilities.

  Capital expenditures totaled $11.6 million, $4.1 million and $2.6 million for the years ended March 31, 1998, 1997 and 1996, respectively, of which $3.6 million, $1.2 million and $1.2 million for the years ended March 31, 1998, 1997 and 1996, respectively, were financed using debt or capital leases. The Company intends to increase its capital expenditures for manufacturing equipment, test equipment and computer hardware and software. The Company has tentative plans to expand the cleanroom in its existing wafer fabrication facility to accommodate new equipment that would expand capacity and would be used for process development, however the Company is also evaluating other alternatives to provide for additional capacity and process development. The Company also plans to initiate construction of a new six-inch wafer fabrication facility during 1999 and to complete the physical plant during 2000. The Company believes the new facility will not begin commercial production prior to late 2000. The Company currently expects to spend approximately $18.0 million on capital expenditures in fiscal 1999, of which approximately $6.0 million is currently estimated to be related to the potential expansion of its existing wafer fabrication facility and approximately $6.0 million will relate to the initial site acquisition and construction of its new wafer fabrication facility. In the course of acquiring land and financing for this new facility, the Company may be required to expend additional funds and to provide marketable securities as collateral. The Company estimates that the total cost of the new wafer fabrication facility will be at least $80.0 million, of which at least $30.0 million relates to the purchase of land and construction of the facility and at least $50.0 million relates to capital equipment purchases. The Company plans to finance the new wafer fabrication facility through a combination of available cash, cash equivalents and short term investments, cash from operations, debt and lease financing and approximately $24.0 million of the net proceeds of its initial and secondary public offerings. The Company is also exploring other alternatives for the expansion of its manufacturing capacity, including purchasing a wafer fabrication facility and entering into strategic relationships to obtain additional capacity. Although the Company believes that it will be able to obtain financing for a significant portion of the planned capital expenditures at competitive rates and terms from its existing and new financing sources, there can be no assurance that the Company will be successful in these efforts or that the new facility will be completed and in volume production within its current budget or within the period currently scheduled by the Company. Furthermore, there can be no assurance that other alternatives to constructing a new wafer fabrication facility will be available on a timely basis or at all. See "Item 1. Business--Factors That May Affect Future Results-Manufacturing Capacity Limitations; New Production Facility," "--Dependence on Third-Party Manufacturing and Supply Relationships" and "--Need For Additional Capital."

  With the exception of the approximately $52.0 million in net proceeds from the initial and secondary public offerings, the Company has not raised financing from sales of equity (other than option exercises under employee stock plans) since September 1987, and as a financing strategy has used cash flow from operating activities and equipment debt and lease financing. In June 1997, the Company repurchased 172,300 shares of Preferred Stock (convertible into 2,119,435 shares of Common Stock) for approximately $3.9 million.

  The Company believes that its available cash, cash equivalents and short-term investments, and cash generated from operations, will be sufficient to meet the Company's capital requirements for the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company expects that it will need to raise additional debt or equity financing in the future. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all. See "Item 1. Business--Factors That May Affect Future Operating Results--Need for Additional Capital."

FACTORS THAT MAY AFFECT FUTURE RESULTS

  The Company's results of operations have varied significantly in the past and may continue to do so in the future. These variations have been, and may in the future be, due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. These factors include, but are not limited to: the rescheduling or cancellation of orders by customers; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in manufacturing yields and inventory levels; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the introduction of products and technologies by the Company's competitors; the availability of external foundry capacity, purchased parts and raw materials; competitive pressures on selling prices; the timing of investments in research and development; market acceptance of the Company's and its customers' products; the timing of depreciation and other expenses to be incurred by the Company in connection with the increase of capacity for its existing manufacturing facility and in connection with its proposed new manufacturing facility; the timing and amount of recruiting and relocation expenses, prototyping costs and product promotional expenses; costs associated with future litigation, if any, including without limitation, litigation relating to the use or ownership of intellectual property; costs associated with compliance with applicable environmental regulations; general semiconductor industry conditions; and general economic conditions, including, but not limited to, economic conditions in Asia. Historically, average selling prices in the semiconductor industry have decreased over the life of a product, and as a result, the average selling prices of the Company's products may be subject to significant pricing pressures in the future. Because the Company is continuing to increase its operating expenses for personnel and new product development, and because the Company is limited in its availability to reduce expenses quickly in response to any revenue short falls, the Company's business, financial condition and operating results would be adversely affected if increased sales are not achieved. In addition, the Company's operating results may be below the expectations of public market analysts or investors, which could have a material adverse effect on the market price of the Common Stock. See "Item 1. Business--Factors That May Affect Future Results--Fluctuations in Operating Results," "--Manufacturing Yields," "-- Increasing Dependence on Telecommunications and Data Communications Markets and Increasing Dependence on Application-Specific Standard Products," "-- Dependence on High-Speed Computing Market," "--Rapid Technological Change; Necessity to Develop and Introduce New Products," "--Manufacturing Capacity Limitations; New Production Facility," "--Transition to New Process Technologies," "--Customer Concentration," "--Intense Competition," "-- Management of Growth," and "--International Sales."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  Refer to the Index on Page F-l of the Financial Report included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  None.

                                   PART III

  Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held August 4, 1998, and the information included in the Proxy Statement is incorporated herein by reference.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  (a) Executive Officers--See the section entitled "Executive Officers of the Registrant" in Part I, Item 1 hereof.

  (b) Directors--the information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Registrant's Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION.

  The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" and the stock benefit plan proposals in the Registrant's Proxy statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information required by this Item is incorporated by reference to the sections entitled "Common Stock Ownership of Certain Beneficial Owners and Management" of the Registrant's Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information required by this Item is incorporated by reference to the section entitled "Transactions with Management" in the Registrant's Proxy Statement.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

  (a) The following documents are filed as part of this report:

   (1) Financial Statements
       The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See
       Index on page F-l.

   (2) Financial Statement Schedules:
       The financial statement schedules of the Company are included in
       Part IV of this report on the pages indicated:
       For the three fiscal years ended March 31, 1998 -- Schedule II
       Valuation and Qualifying Accounts

   (3) Exhibits

  The following exhibits are filed or incorporated by reference into this report.

  (a) EXHIBITS

 3.1(1) Restated Certificate of Incorporation of the Company.
 3.2(2) Amended and Restated Bylaws of the Company.

  4.1(3)  Specimen Stock Certificate.
          Form of Indemnification Agreement between the Company and each of its 10.1(3) Officers and Directors.
          1982 Employee Incentive Stock Option Plan, as amended, and form of
 10.2(3)  Option Agreement.
 10.3(3)  1992 Stock Option Plan as amended, and form of Option Agreement.
 10.4(3)  1997 Employee Stock Purchase Plan and form of Subscription Agreement.
 10.5(3)  1997 Directors' Stock Option Plan and form of Option Agreement.
          401(k) Plan, effective April 1, 1985 and form of Enrollment
 10.6(3)  Agreement.
          Convertible Preferred Stock, Series 1 and Series 2, Purchase
 10.7(3)  Agreement, dated December 8, 1983.
          Convertible Preferred Stock Series 3 Purchase Agreement, dated
 10.8(3)  September 16, 1987.
 10.9(3)  Industrial Real Estate Lease, dated October 29, 1996 between the
          Registrant and ADI Mesa Partners AMCC, L.P. (the Sequence Drive
          Lease).
 10.10(3) Industrial Real Estate Lease, dated April 8, 1992 between the
          Registrant and Mira Mesa Business Park (the Oberlin Drive Lease).
 10.11(3) Security Agreements, dated January 30, 1992 by and between the
          Registrant and Roger Smullen.
 10.12(3) Promissory Notes, dated January 30, 1992, as amended, by and between the Registrant and Roger Smullen.
 10.13(3) Loan Agreement, dated May 1, 1996 and Exercise Notice and Restricted
          Stock Purchase Agreements dated July 23, 1997 by and between
          Registrant and David Rickey.
 10.14(3) Promissory Notes, dated February 12, 1996, May 1, 1996, April 1, 1997 and July 23, 1997 by and between the Registrant and David Rickey.
 10.15(3) Patent License Agreement, dated January 1, 1998, as amended by and between Registrant and Motorola, Inc.
 10.16(3) Patent License Agreement, dated March 1, 1991, as amended, by and between Registrant and International Business Machines Corporation.
 10.17(3) Patent License Agreement, dated June 1, 1997 by and between
          Registrant and International Business Machines Corporation.
 10.18(3) Letter Agreement, dated January 30, 1996 by and between the
          Registrant and David Rickey.
 10.19(3) Patent License Agreement, dated October 19, 1992, as amended by and between Registrant and Alcatel Network Systems, Inc.
 10.20(3) Amendment No. 1 to Convertible Preferred Stock, Series 1 and Series 2
          Purchase Agreement, dated September 16, 1987 and Convertible
          Preferred Stock, Series 3 Purchase Agreement, dated September 16,
          1987.
 10.21(4) Loan Agreement Secured by Property, dated February 19, 1998 by and between Registrant and Laszlo Gal and Agnes Gal.
 10.22(4) Note Secured by Deed of Trust, dated February 19, 1998 by and between
          Registrant and Laszlo Gal and Agnes Gal.
 10.23(4) Loan and Pledge Agreement, dated February 19, 1998 by and between
          Registrant and Anil Bedi.
 11.1(5)  Computation of Per Share Data under SFAS No. 128.
 21.1     Subsidiary of the Registrant.
 23.1     Consent of Independent Auditors
 24.1     Power of Attorney (see page 42).
 27.1     Financial Data Schedules.

  (b) Current reports on Form 8-K. The registrant filed the following current reports on Form 8-K with the Commission during the fourth quarter of the fiscal year ended March 31, 1998:

    (1) On February 27, 1998, the Company filed a report on Form 8-K reporting under Item 5 thereof, regarding the audited consolidated financial statements for the three year periods ended March 31, 1997 and unaudited financial statements for the nine month periods ended December 31, 1996 and 1997, respectively.
--------
(1) Incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.

(2) Incorporated by reference to Exhibit 3.4 filed with the Company's Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.

(3) Incorporated by reference to identically numbered exhibits filed with the Company's Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.

(4) Incorporated by reference to identically numbered exhibits filed with the Company's Registration Statement (No. 333-46071) filed February 11, 1998, or with any Amendments thereto, which registration statement became effective March 12, 1998.

(5) The Computation of Per Share Data under SFAS No. 128 is included on page F-9 of this report.

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED MICRO CIRCUITS CORPORATION

                                                   /s/ David M. Rickey
                                          By:__________________________________
                                                     David M. Rickey
                                              President and Chief Executive
                                                         Officer

Date: June 15, 1998

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Rickey and Joel O. Holliday, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              SIGNATURE                      TITLE                   DATE

   /s/    David M. Rickey            President and Chief       June 15, 1998
-----------------------------------   Executive Officer
          David M. Rickey

   /s/   Joel O. Holliday            Chief Financial           June 15, 1998
-----------------------------------   Officer
         Joel O. Holliday

   /s/ Roger A. Smullen, Sr.         Director and Chairman     June 15, 1998
-----------------------------------   of the Board of
       Roger A. Smullen, Sr.          Directors

   /s/ William K. Bowes, Jr.         Director                  June 15, 1998
-----------------------------------
       William K. Bowes, Jr.

   /s/    R. Clive Ghest             Director                  June 15, 1998
-----------------------------------
          R. Clive Ghest

   /s/ Franklin P. Johnson, Jr.      Director                  June 15, 1998
-----------------------------------
       Franklin P. Johnson, Jr.

   /s/  Arthur B. Stabenow           Director                  June 15, 1998
-----------------------------------
        Arthur B. Stabenow


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................  F-2
Consolidated Balance Sheets as of March 31, 1997 and 1998.................  F-3
Consolidated Statements of Operations for the fiscal years ended March 31,
 1996, 1997 and 1998......................................................  F-4
Consolidated Statements of Stockholders' Equity for the fiscal years March
 31, 1996, 1997 and 1998..................................................  F-5
Consolidated Statements of Cash Flows for the fiscal years ending March
 31, 1996, 1997 and 1998..................................................  F-6
Notes to Consolidated Financial Statements................................  F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Applied Micro Circuits Corporation

  We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1998. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 1997 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          ERNST & YOUNG LLP

San Diego, California
April 21, 1998

                       APPLIED MICRO CIRCUITS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                MARCH 31,
                                                             -----------------
                           ASSETS                             1997      1998
                           ------                            -------  --------
Current assets:
  Cash and cash equivalents................................. $ 5,488  $  6,460
  Short-term investments--available-for-sale................   8,109    61,436
  Accounts receivable, net of allowance for doubtful
   accounts of $200 and $350 at March 31, 1997 and 1998,
   respectively.............................................   8,418    12,179
  Inventories...............................................   7,530     8,185
  Deferred income taxes.....................................      --     3,882
  Notes receivable from officer and employees...............       8        87
  Other current assets......................................     690     2,297
                                                             -------  --------
    Total current assets....................................  30,243    94,526
Notes receivable from officers and employees................     803     1,090
Property and equipment, net.................................  10,768    17,218
                                                             -------  --------
  Total assets.............................................. $41,814  $112,834
                                                             =======  ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
            ------------------------------------
Current liabilities:
  Accounts payable.......................................... $ 2,428  $  5,215
  Accrued payroll and related expenses......................   3,102     5,057
  Other accrued liabilities.................................   1,881     2,344
  Deferred revenue..........................................     806     1,873
  Current portion of long-term debt.........................      37       567
  Current portion of capital lease obligations..............   2,625     2,053
                                                             -------  --------
    Total current liabilities...............................  10,879    17,109
Long-term debt, less current portion........................      --     2,736
Long-term capital lease obligations, less current portion...   3,192     1,355
Commitments and contingencies (Notes 6 and 10)..............
Stockholders' equity:
  Preferred Stock, $0.01 par value:
   2,000,000 shares authorized, none issued and outstanding.      --        --
  Convertible preferred stock, $0.01 par value:
   Authorized shares--1,350,000 and none at March 31, 1997,
    and 1998, respectively..................................
   Issued and outstanding shares--1,223,594 and none at
    March 31, 1997, and 1998, respectively..................
   Liquidation value--$25,695 and none at March 31, 1997 and
    March 31, 1998, respectively............................      12        --
  Common Stock, $0.01 par value:
   Authorized shares--34,500,000 and 60,000,000 at March 31,
    1997 and 1998, respectively.............................
   Issued and outstanding shares--5,025,357 and 22,536,013
    at March 31, 1997 and 1998, respectively................      50       225
  Additional paid-in capital................................  36,974    86,660
  Deferred compensation, net................................      --      (472)
  Retained earnings (deficit)...............................  (9,235)    5,722
  Notes receivable from stockholders........................     (58)     (501)
                                                             -------  --------
    Total stockholders' equity..............................  27,743    91,634
                                                             -------  --------
  Total liabilities and stockholders' equity................ $41,814  $112,834
                                                             =======  ========

                             See accompanying notes

                       APPLIED MICRO CIRCUITS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      FISCAL YEAR ENDED MARCH
                                                                31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
Net revenues......................................... $50,264  $57,468  $76,618
Cost of revenues.....................................  34,169   30,057   34,321
                                                      -------  -------  -------
Gross Profit.........................................  16,095   27,411   42,297
Operating expenses:
  Research and development...........................   8,283    7,870   13,268
  Selling, general and administrative................  11,232   12,537   14,278
                                                      -------  -------  -------
    Total operating expenses.........................  19,515   20,407   27,546
                                                      -------  -------  -------
Operating income (loss)..............................  (3,420)   7,004   14,751
Interest income (expense), net.......................    (242)     (29)     871
                                                      -------  -------  -------
Income (loss) before income taxes....................  (3,662)   6,975   15,622
Provision for income taxes...........................      32      659      406
                                                      -------  -------  -------
Net income (loss).................................... $(3,694) $ 6,316  $15,216
                                                      =======  =======  =======
Basic earnings (loss) per share:
  Earnings (loss) per share.......................... $ (0.21) $  0.35  $  0.84
                                                      =======  =======  =======
  Shares used in calculating basic earnings (loss)
   per share.........................................  17,394   17,834   18,028
                                                      =======  =======  =======
Diluted earnings (loss) per share:
  Earnings (loss) per share.......................... $ (0.21) $  0.35  $  0.75
                                                      =======  =======  =======
  Shares used in calculating diluted earnings (loss)
   per share.........................................  17,394   17,907   20,294
                                                      =======  =======  =======


                            See accompanying notes.

                      APPLIED MICRO CIRCUITS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                           CONVERTIBLE                                                              NOTES
                         PREFERRED STOCK     COMMON STOCK     ADDITIONAL              RETAINED    RECEIVABLE      TOTAL
                        ------------------ ------------------  PAID-IN     DEFERRED   EARNINGS       FROM     STOCKHOLDERS'
                          SHARES    AMOUNT   SHARES    AMOUNT  CAPITAL   COMPENSATION (DEFICIT)  STOCKHOLDERS    EQUITY
                        ----------  ------ ----------  ------ ---------- ------------ ---------  ------------ -------------
Balance, March 31,
1995..................   1,223,594   $ 12   4,426,257   $ 44   $36,733      $  --     $(11,750)     $(234)       $24,805
 Issuance of stock
  pursuant to exercise
  of stock options....          --     --     547,767      5       251         --           --         --            256
 Repurchase of common
  stock...............          --     --      (5,708)    --       (13)        --           --         --            (13)
 Payments on and
  forgiveness of notes          --     --          --     --        --         --           --        158            158
 Net loss.............          --     --          --     --        --         --       (3,694)        --         (3,694)
                        ----------   ----  ----------   ----   -------      -----     --------      -----        -------
Balance, March 31,
1996..................   1,223,594     12   4,968,316     49    36,971         --      (15,444)       (76)        21,512
 Issuance of stock
  pursuant to exercise
  of stock options....          --     --      92,680      1        41         --           --         --             42
 Repurchase of common
  stock...............          --     --     (35,639)    --       (38)        --         (107)        --           (145)
 Payments on notes....          --     --          --     --        --         --           --         18             18
 Net income...........          --     --          --     --        --         --        6,316         --          6,316
                        ----------   ----  ----------   ----   -------      -----     --------      -----        -------
Balance, March 31,
1997..................   1,223,594     12   5,025,357     50    36,974         --       (9,235)       (58)        27,743
 Issuance of Common
  Stock, net of
  issuance costs......          --     --   5,038,448     51    51,942         --           --         --         51,993
 Conversion of
  convertible preferred
  stock to common
 Stock................  (1,051,294)   (11) 10,717,317    107       (96)        --           --         --             --
 Issuance of stock
  pursuant to exercise
  of stock options....          --     --   1,701,620     17       858         --           --       (455)           420
 Net exercise of
  warrants............          --     --      53,271     --        --         --           --         --             --
 Payments on notes....          --     --          --     --        --         --           --         12             12
 Repurchase of
  convertible preferred
  stock...............    (172,300)    (1)         --     --    (3,617)        --         (259)        --         (3,877)
 Deferred compensation
  related to stock
  options.............          --     --          --     --       599       (599)          --         --             --
 Amortization of
  deferred
  compensation........          --     --          --     --        --        127           --         --            127
 Net Income...........          --     --          --     --        --         --       15,216         --         15,216
                        ----------   ----  ----------   ----   -------      -----     --------      -----        -------
Balance, March 31,
1998..................          --   $ --  22,536,013   $225   $86,660      $(472)    $  5,722      $(501)       $91,634
                        ==========   ====  ==========   ====   =======      =====     ========      =====        =======

                            See accompanying notes.

                      APPLIED MICRO CIRCUITS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (IN THOUSANDS)

                                                     YEAR ENDED MARCH 31,
                                                  -----------------------------
                                                    1996      1997      1998
                                                  --------  --------  ---------
Operating Activities
  Net income (loss).............................  $ (3,694) $  6,316  $  15,216
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities:
  Depreciation and amortization.................     5,311     5,185      5,174
  Write-offs of inventories.....................     3,663       452        600
  Amortization of deferred compensation.........        --        --        127
  Loss on debt forgiveness......................       150        --         --
  Changes in assets and liabilities:
   Accounts receivable..........................      (594)    1,058     (3,761)
   Inventories..................................    (1,776)   (1,146)    (1,255)
   Other current assets.........................       320      (116)    (1,607)
   Accounts payable.............................     1,853    (1,553)     2,787
   Accrued payroll and other accrued
    liabilities.................................     1,047     1,562      2,418
   Deferred income taxes........................        --        --     (3,882)
   Deferred revenue.............................       416       (25)     1,067
                                                  --------  --------  ---------
     Net cash provided by operating activities..     6,696    11,733     16,884
Investing Activities
  Proceeds from sales and maturities of short-
   term investments.............................    11,238     7,944     66,547
  Purchase of short-term investments............   (10,859)  (11,512)  (119,874)
  Notes receivable from officers and employees..      (203)     (608)      (366)
  Purchase of property and equipment............    (1,427)   (2,855)   (11,342)
                                                  --------  --------  ---------
     Net cash used for investing activities.....    (1,251)   (7,031)   (65,035)
Financing Activities
  Net proceeds from issuance of common stock,
   net..........................................       256        42     52,413
  Repurchase of common stock....................       (13)     (145)        --
  Repurchase of convertible preferred stock.....        --        --     (3,877)
  Payments on notes receivable from
   stockholders.................................         8        18         12
  Payments on capital lease obligations.........    (2,750)   (2,824)    (2,691)
  Payments on long-term debt....................      (864)     (582)       (37)
  Issuance of long-term debt....................        --        --      3,303
                                                  --------  --------  ---------
     Net cash provided by (used for) financing
      activities................................    (3,363)  ( 3,491)    49,123
                                                  --------  --------  ---------
     Net increase in cash and cash equivalents..     2,082     1,211        972
Cash and cash equivalents at beginning of
 period.........................................     2,195     4,277      5,488
                                                  --------  --------  ---------
Cash and cash equivalents at end of period......  $  4,277  $  5,488  $   6,460
                                                  ========  ========  =========
Supplemental disclosure of cash flow
 information:
  Cash paid for:
  Interest......................................  $    715  $    656  $     380
                                                  ========  ========  =========
  Income taxes..................................  $     48  $    770  $   3,251
                                                  ========  ========  =========

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations of approximately $1.2 million, $1.2 million and $282,000 were incurred during fiscal years 1996, 1997 and 1998, respectively. During the fiscal year 1998, notes were received for the exercise of stock options totaling $455,000.

                            See accompanying notes.

                      APPLIED MICRO CIRCUITS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Business

  The Company designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure.

 Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.

 Cash, Cash Equivalents and Short-Term Investments

  Cash and cash equivalents consist of money market type funds and highly liquid debt instruments with original maturities of three months or less at the date of acquisition. Short-term investments consist of United States Treasury notes, obligations of U.S. government agencies and corporate bonds. The Company maintains its excess cash in financial institutions with strong credit ratings and has not experienced any significant losses on its investments. The estimated fair value of each investment security approximates cost and, therefore, no unrealized gains or losses existed as of March 31, 1997 and 1998.

  The following is a summary of available-for-sale securities (in thousands):

                                                                  MARCH 31,
                                                                --------------
                                                                 1997   1998
                                                                ------ -------
   U.S. treasury securities and obligations of U.S. Government agencies................................................... $4,189 $15,908
   U.S. corporate debt securities..............................  3,628  45,528
   Other.......................................................    292      --
                                                                ------ -------
                                                                $8,109 $61,436
                                                                ====== =======

  Available-for-sale securities by contractual maturity are as follows (in thousands):

                                                                       MARCH 31,
                                                                         1998
                                                                       ---------
   Due in one year or less............................................  $50,510
   Due after one year through two years...............................    5,663
   Greater than two years.............................................    5,263
                                                                        -------
                                                                        $61,436
                                                                        =======

 Concentration of Credit Risk

  The Company believes that the concentration of credit risk in its trade receivables is mitigated by the Company's credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral. The Company has not experienced significant losses on trade receivables from any particular customer or geographic region for any period presented.

  The Company invests its excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its cash equivalents or short-term investments.

                      APPLIED MICRO CIRCUITS CORPORATION

 Use of Estimates

  The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, estimates to complete engineering contracts, costs of future product returns under warranty and provisions for contingencies expected to be incurred. Actual results could differ from those estimates.

 Inventories

  Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company's inventory valuation process is done on a part-by-part basis. Lower of cost to market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

 Property and Equipment

  Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (3 to 7 years) using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the useful life of the asset or the lease term. Property and equipment under capital leases are recorded at the net present value of the minimum lease payments and are amortized over the shorter of the useful life of the assets or the lease term. Leased assets purchased at the expiration of the lease term are capitalized at acquisition cost.

 Impairment of Long-Lived Assets

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Through March 31, 1998, the Company has not experienced any such impairments.

 Advertising Cost

  Advertising costs are expensed as incurred.

 Revenues

  Revenues related to product sales are generally recognized when the products are shipped to the customer. Recognition of revenues and the related cost of revenues on shipments to distributors that are made under agreements allowing for price protection and right of return on products unsold by the distributor are deferred until the distributor ships the product to its customer. Revenues on engineering design contracts are recognized using the percentage-of-completion method based on actual cost incurred to date compared to total estimated costs of the project. Deferred revenue represents the margin on shipments of products to distributors that will be recognized when the distributors ship the products to their customers and billings in excess of costs and estimated earnings on uncompleted engineering design contracts.

 Warranty Reserves

  Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience.

                      APPLIED MICRO CIRCUITS CORPORATION

 Research and Development

  Research and development costs are expensed as incurred. Substantially all research and development expenses are related to new product development, designing significant improvements to existing products and new process development.

 Stock-Based Compensation

  The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for its employee and director stock options because the alternative fair value accounting provided for under SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee and director stock options. Under SFAS 123 compensation cost is determined using the fair value of stock-based compensation determined as of the grant date, and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in APB 25 to account for stock-based compensation and disclose in the footnotes to the financial statements the pro forma effect of using the fair value method for its stock based compensation.

 Reclassification

  Certain prior period amounts have been reclassified to conform to the current period presentation.

 Earnings (Loss) Per Share

  In February 1997, the Financial Accounting Standards Board issued SFAS No.
128. "Earnings per Share," which supersedes APB Opinion No. 15. SFAS No. 128 replaces the presentation of primary earnings per share (EPS) with "Basic EPS" which includes no dilution and is based on weighted-average common shares outstanding for the period. Companies with complex capital structures, including the Company, will also be required to present "Diluted EPS" that reflects the potential dilution of securities such as employee stock options and warrants to purchase common stock. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997. On February 3, 1998, the SEC issued Staff Accounting Bulletin (SAB) No. 98 which revised the previous instructions for determining the dilutive effects in earnings per share computations of common stock and common stock equivalents issued at prices below the IPO price prior to the effectiveness of the IPO.

  The reconciliation of shares used to calculate basic and diluted earnings
(loss) per share consists of the following (in thousands):

                                                                MARCH 31,
                                                           --------------------
                                                            1996   1997   1998
                                                           ------ ------ ------
   Weighted average common shares outstanding.............  4,566  5,006 10,594
   Effect of assumed conversion of preferred stock from
    date of issuance...................................... 12,828 12,828  7,434
                                                           ------ ------ ------
   Shares used in basic earnings (loss) per share
    computations.......................................... 17,394 17,834 18,028
   Net effect of dilutive common share equivalents based
    on treasury stock method..............................     --     73  2,266
                                                           ------ ------ ------
   Shares used in diluted earnings (loss) per share
    computations.......................................... 17,394 17,907 20,294
                                                           ====== ====== ======

 Recently Issued Accounting Standards

  In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. Both of these standards are effective for fiscal years beginning

                      APPLIED MICRO CIRCUITS CORPORATION
after December 15, 1997. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including foreign currency translation adjustments, and unrealized gains and losses on investments, shall be reported, net of their related tax effect, to arrive at comprehensive income. The Company does not believe that comprehensive income or loss has been materially different than net income or loss as reported. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about their reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment and does not believe adoption of SFAS No. 131 will have a material impact on the Company's financial statements.

NOTE 2. CERTAIN FINANCIAL STATEMENT INFORMATION

                                                                 MARCH 31,
                                                             ------------------
                                                               1997      1998
                                                             --------  --------
   Inventories (in thousands):
     Finished goods......................................... $  1,076  $  1,817
     Work in process........................................    4,279     5,161
     Raw materials..........................................    2,175     1,207
                                                             --------  --------
                                                             $  7,530  $  8,185
                                                             ========  ========
   Property and equipment (in thousands):
     Machinery and equipment................................ $ 21,211  $ 25,983
     Leasehold improvements.................................    5,789     7,476
     Computers, office furniture and equipment..............   11,701    13,219
                                                             --------  --------
                                                               38,701    46,678
   Less accumulated depreciation and amortization...........  (27,933)  (29,460)
                                                             --------  --------
                                                             $ 10,768  $ 17,218
                                                             ========  ========

  The cost and accumulated amortization of machinery and equipment under capital leases at March 31, 1998 were approximately $10.0 million and $7.2 million, respectively ($12.2 million and $7.3 million, at March 31, 1997). Amortization of assets held under capital leases is included with depreciation expense.

  During the years ended March 31, 1996, 1997 and 1998, the Company earned interest income of $473,000, $627,000 and $1,252,000, respectively, and incurred interest expense of $715,000, $656,000 and $381,000, respectively.

NOTE 3. LONG-TERM DEBT

  The Company has an equipment line of credit agreement with a bank for $5 million, of which $3.3 million was utilized at March 31, 1998 and which expires March 31, 1999. Advances under the line of credit are collateralized by the equipment purchased. Borrowings under the line of credit are required to be repaid in equal monthly installments over five to seven years and bear interest at a rate based on 5 year Treasury Bills plus 1.9% which is fixed as of the date of the note. At March 31, 1998, the Company had approximately $1.7 million available under the line of credit.

                      APPLIED MICRO CIRCUITS CORPORATION

  Long-term debt consists of the following (in thousands):

                                                                    MARCH 31,
                                                                   ------------
                                                                   1997   1998
                                                                   ----  ------
   10% notes payable, paid in April 1997.........................  $ 37  $   --
   Notes Payable (under line of credit), principal and interest payable in monthly installments of $66,000 through March 2003
    at 7.42%.....................................................    --   3,303
                                                                   ----  ------
                                                                     37   3,303
   Less current portion..........................................   (37)   (567)
                                                                   ----  ------
                                                                   $ --  $2,736
                                                                   ====  ======

  Principal maturities of the note payable at March 31, 1998 are as follows for years ending March 31: $567,000, 1999; $610,000, 2000; $657,000, 2001;
$707,000, 2002 and $762,000, 2003.

NOTE 4. STOCKHOLDERS' EQUITY

  On October 6, 1997, the Board of Directors authorized, which the stockholders subsequently approved, a two for three reverse stock split of all outstanding common stock. All share and per share amounts and stock option data have been restated to retroactively reflect the stock split. In November 1997, the Certificate of Incorporation of the Company was amended to provide that the authorized number of shares of common and preferred stock issuable by the Company was 60,000,000 shares of common stock ($0.01 par value) and 2,000,000 shares of preferred stock ($0.01 par value).

 Stock Offerings

  In December 1997, the Company completed an initial public offering of its common stock. The offering raised net proceeds to the Company of approximately $25.1 million. In March, 1998, the Company completed a secondary offering of common stock in which the Company raised net proceeds of approximately $26.9.

 Convertible Preferred Stock

  On April 24, 1997 the Board authorized the Company to repurchase up to $4 million of convertible preferred stock, with priority given to the holders of convertible preferred stock that submitted bids for the sale of their shares of convertible preferred stock at the lowest price per share. On June 20,1997, the Company repurchased an aggregate of 172,300 shares of convertible preferred stock for approximately $3.9 million at prices between $1.20 and $2.61 per share on an as converted to common stock basis. In connection with the initial public offering, all then outstanding shares of convertible preferred stock immediately converted into 10,717,317 shares of common stock.

 Preferred Stock

  In November 1997, the Certificate of Incorporation was amended to allow the issuance of up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders.

 Stock Options

  The Company's 1992 Stock Option Plan provides for the granting of incentive and nonqualified stock options to employees. Generally, options are granted at prices at least equal to fair value of the Company's

                      APPLIED MICRO CIRCUITS CORPORATION
common stock on the date of grant. In addition, certain officers and directors have been granted nonqualified stock options. The Company's 1982 Employee Incentive Stock Option Plan expired in 1992. Options to purchase an aggregate of 54,812 shares of common stock under the 1982 Plan remain outstanding as of March 31, 1998.

  Options under both plans expire not more than ten years from the date of grant and are immediately exercisable after the date of grant but are subject to certain repurchase rights by the Company, at the Company's option, until such ownership rights have vested. Vesting generally occurs over four years. At March 31, 1997 and 1998, 42 shares and 651,842 shares of common stock were subject to repurchase, respectively.

  Pursuant to an employment agreement between the Company and an executive, the Company granted an option to purchase 800,000 shares of the Company's common stock at $0.53 per share under the 1992 Stock Option Plan. The option vests ratably over four years. In the event the Company is acquired, the agreement stipulates that under certain circumstances the executive is eligible for certain additional compensation. These options as well as 66,667 additional options issued in April 1997 were exercised in July 1997. The exercise was paid for with various notes, which aggregated $455,000 and bear interest at rates between 5.98% and 6.54%, and are due at the earlier of February 12, 2000 ($420,000) and April 9, 2001 ($35,000) or the termination of employment.

  Certain other option agreements provide for the exercise of stock options with long-term promissory notes. These notes bear interest at rates ranging from 5.32% to 5.91%, are payable at the earlier of termination of employment or January 1999 and are secured by the shares of common stock purchased with the notes.

  Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of the options was estimated at the date of grant using the minimum value method for grants prior to the initial public offering and the Black Scholes method for grants after the initial public offering using the following weighted average assumptions for fiscal year 1996, 1997 and 1998; risk free interest rate of 6%; an expected option life of four years; no annual dividends, and an expected volatility of .92 (used only for the options valued using the Black Scholes method.).

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expenses over the vesting period of such options. The effects of applying SFAS No. 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net income in future years because they do not take into consideration pro forma compensation expenses related to grants made prior to 1996.

  The Company's pro forma information follows:

                                                         YEAR ENDED MARCH 31,
                                                        -----------------------
                                                         1996     1997   1998
                                                        -------  ------ -------
   Net income (loss):
     As reported....................................... $(3,694) $6,316 $15,216
     Pro forma......................................... $(3,718) $6,225 $14,856
   Earnings (loss) per share:
     As reported:
       Basic........................................... $ (0.21) $ 0.35 $  0.84
       Diluted......................................... $ (0.21) $ 0.35 $  0.75
     Pro forma:
       Basic........................................... $ (0.21) $ 0.35 $  0.82
       Diluted......................................... $ (0.21) $ 0.35 $  0.73
   Weighted fair value of options granted during the
    year............................................... $  0.12  $ 0.15 $  6.84

                      APPLIED MICRO CIRCUITS CORPORATION

  A summary of the Company's stock option activity, including those issued outside of the plans, and related information are as follows:

                                                  MARCH 31,
                         ---------------------------------------------------------------
                                1996                 1997                  1998
                         -------------------- -------------------- ---------------------
                                    WEIGHTED-            WEIGHTED-             WEIGHTED-
                                     AVERAGE              AVERAGE               AVERAGE
                                    EXERCISE             EXERCISE              EXERCISE
                          OPTIONS     PRICE    OPTIONS     PRICE    OPTIONS      PRICE
                         ---------  --------- ---------  --------- ----------  ---------
Outstanding at
  Beginning of year..... 1,633,054    $0.50   1,690,160    $0.51    2,842,293    $0.51
    Granted............. 1,017,000     0.53   1,457,285     0.53    1,798,873    10.00
    Exercised...........  (547,767)    0.47     (92,680)    0.45   (1,701,620)    0.51
    Forfeited...........  (412,127)    0.51    (212,472)    0.53     (257,095)    0.64
                         ---------    -----   ---------    -----   ----------    -----
Outstanding at end of
 year................... 1,690,160    $0.51   2,842,293    $0.51    2,682,451    $6.87
                         =========    =====   =========    =====   ==========    =====
Vested at end of year...   349,337    $0.51     851,764    $0.51      635,050    $0.60
                         =========    =====   =========    =====   ==========    =====

  The following is a further breakdown of the options outstanding at March 31, 1998:

                                                         WEIGHTED
                                                          AVERAGE               WEIGHTED
             RANGE OF                                    REMAINING              AVERAGE
             EXERCISE             NUMBER                CONTRACTUAL             EXERCISE
               PRICE            OUTSTANDING                LIFE                  PRICE
             --------           -----------             -----------             --------
           $0.45--$ 0.97         1,737,064                 8.19                  $ 0.53
           $0.98--$ 8.25           286,596                 9.51                  $ 7.72
           $8.26--$23.87           658,791                 9.98                  $23.21
           -------------         ---------                 ----                  ------
           $0.45--$23.87         2,682,451                 8.77                  $ 6.87
           =============         =========                 ====                  ======

  From April 1, 1997 through September 30, 1997, the Company recorded deferred compensation expense for the difference between the exercise price and the fair value for financial statement presentation purposes of the Company's common stock, as determined by the Board of Directors, for all options granted in the first and second quarters of fiscal 1998. This deferred compensation aggregates to $599,000, which is being amortized over the four year vesting period of the related options. Amortization during fiscal 1998 was $127,000.

 Warrants

  In connection with certain notes payable secured by equipment, capital leases for equipment and revolving lines of credit issued in 1989 and 1990, the Company had outstanding warrants to purchase 83,807 shares of common stock at $2.63 to $3.00 per share, subject to certain anti-dilution adjustments and adjustments in the event of certain mergers or acquisitions. No value was placed on the warrants at the time of issuance as it was considered to be immaterial. In November 1997, 53,271 shares of common stock were issued upon the net exercise of these warrants at the initial public offering price of $8.00 per share.

 1997 Employee Stock Purchase Plan

  The Company's 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") was adopted by the Board of Directors on October 6, 1997, which the stockholders subsequently approved. A total of 400,000 shares of Common Stock are reserved for issuance under the 1997 Purchase Plan. At March 31, 1998, no shares had been issued under the 1997 Purchase Plan.

                      APPLIED MICRO CIRCUITS CORPORATION

 1997 Directors' Stock Option Plan

  The Company's 1997 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors on October 6, 1997, which the stockholders subsequently approved. A total of 200,000 shares of Common Stock are reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of non-statutory options to nonemployee directors of the Company. At March 31, 1998, no shares had been issued under the Directors' Plan.

 Common Shares Reserved for Future Issuance

  At March 31, 1998, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments:

   Stock Options:
     Issued and outstanding........................................... 2,682,451
     Authorized for future grants..................................... 1,982,639
   Stock purchase plan................................................   400,000
                                                                       ---------
                                                                       5,065,090
                                                                       =========

NOTE 5. INCOME TAXES

  The provision for income taxes consists of the following (in thousands):

                                                              YEAR ENDED MARCH
                                                                     31,
                                                              -----------------
                                                              1996 1997  1998
                                                              ---- ---- -------
   Current:
     Federal................................................. $27  $380 $ 3,606
     State...................................................   5   279     682
                                                              ---  ---- -------
       Total Current......................................... $32  $659 $ 4,288
   Deferred:
     Federal.................................................  --    --  (3,558)
     State...................................................  --    --    (324)
                                                              ---  ---- -------
       Total Deferred........................................  --    --  (3,882)
                                                              ---  ---- -------
                                                              $32  $659 $   406
                                                              ===  ==== =======

  The provision (credit) for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

                                           YEAR ENDED MARCH 31,
                                    ------------------------------------------
                                       1996           1997           1998
                                    ------------   ------------   ------------
                                       $      %       $      %       $      %
                                    -------  ---   -------  ---   -------  ---
Tax at federal statutory rate.....  $(1,282) (35)% $ 2,441   35 % $ 5,468   35 %
Increase (decrease) in valuation
 allowance of deferred tax assets.    1,282   35    (2,343) (34)   (5,094) (32)
Foreign Sales Corporation.........       --   --        --   --      (309)  (2)
Federal Alternative Minimum Tax...       27   --       380    5        --   --
State taxes, net of federal
 benefit..........................        5   --       181    3       233    1
Federal Tax Credits...............       --   --        --   --      (281)  (2)
Other.............................       --   --        --   --       389    3
                                    -------  ---   -------  ---   -------  ---
                                    $    32   --   $   659    9 % $   406    3 %
                                    =======  ===   =======  ===   =======  ===

                      APPLIED MICRO CIRCUITS CORPORATION

  Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 31, 1997 and 1998 are as shown below. As of March 31, 1997, a valuation allowance had been recognized to offset the deferred tax assets as realization of such assets was uncertain. At March 31, 1998, the effective tax rate is computed based on a full reduction of the valuation allowance and realization of the deferred tax asset.

                                                                  MARCH 31,
                                                                ---------------
                                                                 1997     1998
                                                                -------  ------
Deferred tax assets (in thousands):
  Reserves..................................................... $ 2,233  $1,814
  Capitalization of inventory and research and development
   costs.......................................................     226     242
  Research and development credit carryforwards................   1,667     898
  Depreciation and amortization................................     200     242
  State income taxes...........................................      --     239
  Other credit carryforwards...................................     768     447
                                                                -------  ------
Subtotal.......................................................   5,094   3,882
Valuation allowance............................................  (5,094)     --
                                                                -------  ------
Net deferred taxes............................................. $    --  $3,882
                                                                =======  ======

  At March 31, 1998, the Company has federal alternative minimum tax and research and development tax credit carryforwards of approximately $447,000 and $898,000, respectively, which will begin to expire in 2008 unless previously utilized. Under Internal Revenue Code Section 382, the Company's use of its tax credit carryforwards could be limited in the event of certain cumulative changes in the Company's stock ownership.

NOTE 6. LEASE COMMITMENTS

  The Company leases its present manufacturing facilities under a long-term operating lease expiring in March 2003. The lease is renewable for up to an additional five years. This lease requires the Company to pay property taxes and incidental maintenance expenses and contains escalation clauses based upon increases in the Consumer Price Index.

  In September 1997, the Company moved into a new administration and manufacturing facility which is leased under a long-term operating lease. This lease expires in September 2007, requires the Company to pay property taxes and incidental maintenance expenses and is renewable for up to ten years. The lease provides for defined rent increases over the term of the lease.

                      APPLIED MICRO CIRCUITS CORPORATION

  Annual future minimum lease payments, including machinery and equipment under capital leases as of March 31, 1998 are as follows:

                                                              OPERATING CAPITAL
YEAR ENDING MARCH 31,                                          LEASES   LEASES
---------------------                                         --------- -------
  1999.......................................................  $1,062   $2,236
  2000.......................................................   1,055      811
  2001.......................................................   1,077      386
  2002.......................................................   1,096      275
  2003.......................................................   1,096       34
  Thereafter.................................................   4,180       --
                                                               ------   ------
    Total minimum lease payments.............................  $9,566    3,742
                                                               ======
Less amount representing interest............................              334
                                                                        ------
Present value of remaining minimum capital lease payments
 (including current portion of $2,053).......................           $3,408
                                                                        ======

  Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 1996, 1997 and 1998 was $2.3 million, $1.2 million and $1.2 million, respectively. Sublease income was $0, $208,000 and $119,000 for the years ended March 31, 1996, 1997 and 1998, respectively.

NOTE 7. RELATED PARTY TRANSACTIONS

  At March 31, 1997 and 1998, the Company had outstanding notes receivables from officer(s) of $803,000 and $1,065,000, respectively. These notes bear interest at the rates of 5.32% to 5.91%, and are due at the earlier of, one to three years from the date of the note or termination of employment with the Company.

NOTE 8. EMPLOYEE RETIREMENT PLAN

  Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (the "Retirement Plan") covering all full-time employees with greater than three months of service. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board of Directors. Employer contributions vest to participants at a rate of 20% per year of service, provided that after five years of service all past and subsequent employer contributions are 100% vested. The contributions charged to operations totaled $182,000, $318,000 and $412,000 for the years ended March 31, 1996, 1997 and 1998, respectively.

NOTE 9. SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

  During the years ended March 31, 1996, 1997 and 1998, 20%, 20% and 21% respectively, of net revenues were from one customer and in 1998. Additionally, in 1998, another customer accounts for 11% of net revenues. No other customer accounted for more than 10% of net revenues in any period. At March 31, 1998, included in the accounts receivable were $2.3 million of outstanding receivables from the customer that represented 21% of the net revenues for fiscal 1998.

                      APPLIED MICRO CIRCUITS CORPORATION

  Net revenues by geographic region were as follows (in thousands):

                                                          YEAR ENDED MARCH 31,
                                                         -----------------------
                                                          1996    1997    1998
                                                         ------- ------- -------
Net revenues:
  United States......................................... $28,134 $34,424 $44,448
  Canada................................................  10,116  10,943  14,204
  Europe and Israel.....................................   6,525   8,216  13,773
  Asia..................................................   5,489   3,885   4,193
                                                         ------- ------- -------
                                                         $50,264 $57,468 $76,618
                                                         ======= ======= =======

NOTE 10. CONTINGENCIES

  The Company is party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties. In addition, since 1993 the Company has been named as a potentially responsible party ("PRP") along with a large number of other companies that used Omega Chemical Corporation ("Omega") in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site for which the Company has accrued approximately $50,000. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations in any period.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

          COL. A              COL. B         COL. C         COL. D     COL. E
          ------            ---------- ------------------ ----------- ---------
                                           ADDITIONS
                                       ------------------
                                         (1)       (2)
                                       CHARGED   CHARGED
                            BALANCE AT TO COSTS TO OTHER               BALANCE
                            BEGINNING    AND    ACCOUNTS- DEDUCTIONS-  AT END
      DESCRIPTION           OF PERIOD  EXPENSES DESCRIBE   DESCRIBE   OF PERIOD
      -----------           ---------- -------- --------- ----------- ---------
Year ended March 31, 1998:
 Allowance for doubtful
  accounts.................    $200      $157      $--        $ 7       $350
Year ended March 31, 1997:
 Allowance for doubtful
  accounts.................    $ 90      $198      $88        $--       $200
Year ended March 31, 1996:
 Allowance for doubtful
  accounts.................    $115      $ --      $--        $25       $ 90