Form 10-Q
period 1998-06-30
APPLIED MICRO CIRCUITS CORP
filed 1998-08-14
CIK 711065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED JUNE 30, 1998, OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                      FOR THE TRANSITION PERIOD FROM TO.

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

                                  ___________

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                                 YES  [x]  NO  [_]

     As of July 31, 1998, 23,077,405 shares of the Registrant's Common Stock were issued and outstanding.

                      APPLIED MICRO CIRCUITS CORPORATION
                                     INDEX

                                                                                                       PAGE
                                                                                                       ----
Part I.  FINANCIAL INFORMATION:

 Item 1.   a)  Condensed Consolidated Balance Sheets at June 30, 1998
               (unaudited) and March 31, 1998......................................................      1

           b)  Condensed Consolidated Statements of Operations (unaudited) for the three months
               ended June 30, 1998 and 1997........................................................      2

           c)  Condensed Consolidated Statements of Cash Flows (unaudited)
               for the three months ended June 30, 1998 and 1997...................................      3

           d)  Notes to Condensed Consolidated Financial Statements (unaudited)....................      4

 Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations...      6


Part II.  OTHER INFORMATION

 Item 1.   Legal Proceedings.......................................................................     23

 Item 2.   Changes in Securities and Use of Proceeds...............................................     23

 Item 3    Defaults upon Senior Securities.........................................................     24

 Item 4.   Submission of Matters to a Vote of Security Holders.....................................     24

 Item 5.   Other Information.......................................................................     24

 Item 6.   Exhibits and Reports on Form 8-K........................................................     24

 Signatures........................................................................................     25

==========================================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED MICRO CIRCUITS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     (in thousands, except per share data)

                                                                                            JUNE 30, 1998    MARCH 31, 1998
                                                                                            --------------   ---------------
                                                                                             (UNAUDITED)

                                    ASSETS
                                    ------
Current assets:
     Cash and cash equivalents...........................................................        $  7,126          $  6,460
     Short-term investments  available-for-sale..........................................          61,509            61,436
     Accounts receivable, net of allowance for doubtful accounts of  $337 and $350
       at June 30, 1998 (unaudited) and March 31, 1998, respectively.....................          12,026            12,179
     Inventories.........................................................................           8,845             8,185
     Deferred income taxes...............................................................           3,582             3,882
     Notes receivable from officer and employees.........................................             829                87
     Other current assets................................................................           2,224             2,297
                                                                                                 --------          --------
         Total current assets............................................................          96,141            94,526
Notes receivable from officers and employees.............................................             186             1,090
Property and equipment, net..............................................................          18,834            17,218
                                                                                                 --------          --------
    Total assets.........................................................................        $115,161          $112,834
                                                                                                 ========          ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
     Accounts payable....................................................................        $  3,773          $  5,215
     Accrued payroll and related expenses................................................           3,936             5,057
     Other accrued liabilities...........................................................           2,799             2,344
     Deferred revenue....................................................................           1,460             1,873
     Current portion of long-term debt...................................................             671               567
     Current portion of capital lease obligations........................................           1,258             2,053
                                                                                                 --------          --------
         Total current liabilities.......................................................          13,897            17,109
Long-term debt, less current portion.....................................................           3,026             2,736
Long-term capital lease obligations, less current portion................................           1,139             1,355
Stockholders' equity:
     Preferred Stock, $0.01 par value:
       2,000,000 shares authorized, none issued and outstanding..........................               -                 -
     Common Stock, $0.01 par value:
       Authorized shares - 60,000,000
       Issued and outstanding shares - 22,786,543 at June 30, 1998 (unaudited)
          and 22,536,013 at March 31, 1998...............................................             228               225
     Additional paid-in capital..........................................................          88,020            86,660
     Deferred compensation, net..........................................................            (432)             (472)
     Retained earnings...................................................................           9,784             5,722
     Notes receivable from stockholders..................................................            (501)             (501)
                                                                                                 --------          --------
           Total stockholders' equity....................................................          97,099            91,634
                                                                                                 --------          --------
      Total liabilities and stockholders' equity.........................................        $115,161          $112,834
                                                                                                 ========          ========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                                         THREE MONTHS
                                                                            ENDED
                                                                           JUNE 30,
                                                                          --------
                                                                   1998             1997
                                                                   ----             ----
Net revenues................................................     $23,687           $17,053
Cost of revenues............................................       9,399             8,156
                                                                 -------           -------
Gross profit................................................      14,288             8,897
Operating expenses:
    Research and development................................       4,656             2,525
    Selling, general and administrative.....................       4,096             3,339
                                                                 -------           -------
        Total operating expenses............................       8,752             5,864
                                                                 -------           -------
Operating income............................................       5,536             3,033
Interest income, net........................................         811                66
                                                                 -------           -------
Income before income taxes..................................       6,347             3,099
Provision for income taxes..................................       2,285                81
                                                                 -------           -------
Net income..................................................     $ 4,062           $ 3,018
                                                                 =======           =======
Basic earnings per share:
    Earnings per share......................................     $  0.18           $  0.17
                                                                 =======           =======
    Shares used in calculating basic earnings per share.....      22,057            17,624
                                                                 =======           =======
Diluted earnings per share:
                                                                 =======           =======
    Earnings per share......................................     $  0.17           $  0.16
                                                                 =======           =======
    Shares used in calculating diluted earnings per share...      24,471            18,941
                                                                 =======           =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                                        THREE MONTHS ENDED
                                                                                                        ------------------
                                                                                                             JUNE 30,
                                                                                                            ---------
                                                                                                         1998        1997
                                                                                                         ----        ----
Operating Activities
    Net income........................................................................................   $  4,062    $ 3,018
    Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization...................................................................      1,566      1,200
      Amortization of deferred compensation...........................................................         40         10
      Changes in assets and liabilities:
        Accounts receivable...........................................................................        153     (1,224)
        Inventories...................................................................................       (660)        (9)
        Other current assets..........................................................................         73        (17)
        Accounts payable..............................................................................     (1,442)     1,543
        Accrued payroll and other accrued liabilities.................................................        580       (735)
        Deferred income taxes.........................................................................        300       (437)
        Deferred revenue..............................................................................       (413)       272
                                                                                                         --------    -------
           Net cash provided by operating activities..................................................      4,259      3,621
Investing Activities
    Proceeds from sales and maturities of short-term investments......................................     52,287      3,329
    Purchase of short-term investments................................................................    (52,360)    (4,603)
    Notes receivable from officers and employees......................................................        162         (8)
    Purchase of property and equipment................................................................     (3,182)    (1,035)
                                                                                                         --------    -------
           Net cash used for investing activities.....................................................     (3,093)    (2,317)
Financing Activities
    Proceeds from issuance of common stock, net.......................................................        116         25
    Repurchase of preferred stock.....................................................................          -     (3,877)
    Payments on capital lease obligations.............................................................     (1,011)      (785)
    Proceeds from long-term debt......................................................................        533          -
    Payments on long-term debt........................................................................       (138)       (37)
                                                                                                         --------    -------
           Net cash used for financing activities.....................................................       (500)    (4,674)
                                                                                                         --------    -------
           Net increase (decrease) in cash and cash equivalents.......................................        666     (3,370)
Cash and cash equivalents at beginning of period......................................................      6,460      5,488
Cash and cash equivalents at end of period............................................................   $  7,126    $ 2,118
                                                                                                         ========    =======

Supplemental disclosure of cash flow information:
    Cash paid for:
      Interest........................................................................................   $    127    $   124
      Income taxes....................................................................................   $    240    $    24



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

   The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1998.

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

     The reconciliation of shares used to calculate basic and diluted earnings per shares consists of the following (in thousands):

                                                               THREE MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                        ------------------------
                                                          1998             1997
                                                        ------------------------
Weighted average common shares outstanding              22,057             5,031

Effect of assumed conversion of preferred
    stock from date of issuance                             --            12,593
                                                        ------            ------
Shares used in basic earnings per share
    computations                                        22,057            17,624
Net effect of dilutive common share
    equivalents based on the treasury stock method       2,414             1,317
                                                        ------            ------
Shares used in diluted earnings per share
    computations                                        24,471            18,941
                                                        ======            ======

RECENTLY ISSUED ACCOUNTING STANDARDS

  On April 1, 1998 the Company adopted, the Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended June 30, 1998 and 1997 did not differ from net income for the same periods. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company believes it operates in one business and operating segment. The adoption of SFAS No. 131 did not have a material impact on the Company's operations or financial position.


2.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                           JUNE 30,     MARCH 31,
                                            1998          1998
                                            ----          ----
       Inventories (in thousands):
              Raw materials                $1,281       $1,207
              Work in process               5,641        5,161
              Finished goods                1,923        1,817
                                           ------       ------
                                           $8,845       $8,185
                                           ======       ======

3.  SUBSEQUENT EVENT

   In July 1998 the Company acquired the right to purchase, in the form of a ground lease, a parcel of land as a site for its new wafer fabrication facility. This parcel of land is located approximately one quarter mile from the Company's headquarters in San Diego, California. The Company made payments of $0.9 million related to this transaction in July 1998. The lease provides the Company with the option, subject to certain conditions, to acquire the land for additional payments of approximately $3.8 million through May 31, 1999. However, if certain conditions are met the landlord can require the Company to purchase the land by May 31, 1999. This lease may not be extended beyond May 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended March 31, 1998 for Applied Micro Circuit Corporation (the "Company" or "AMCC"). This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Factors that May Affect Future Results" below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

OVERVIEW

   AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure. The Company tailors solutions to customer and market requirements by using a combination of high-frequency, mixed-signal design expertise, system-level knowledge and multiple silicon process technologies. AMCC believes that its internal bipolar and BiCMOS processes, complemented by advanced CMOS and planned silicon germanium BiCMOS processes from external foundries, enable the Company to offer high-performance, high-speed solutions optimized for specific applications and customer requirements. The Company further believes that its products provide significant cost, power, performance and reliability advantages for systems OEMs in addition to accelerating time to market. The Company also leverages its technology to provide products for the automated test equipment ("ATE"), high-speed computing and military markets.

   In fiscal 1997, the Company substantially reorganized its management team and increased its focus on becoming the leading supplier of high-performance, high-bandwidth connectivity integrated circuits ("ICs") for the world's communications infrastructure. Accordingly, the Company accelerated the pace of development of new products for high-performance telecommunications and data communications markets. Following the reorganization of the Company's management team in fiscal 1997 and its renewed focus on application specific standard products ("ASSPs") for the telecommunications and data communications markets, the Company returned to profitability after two years of incurring net losses. The Company's revenues have increased in each of the last nine fiscal quarters. In addition, as a result primarily of the $25.6 million of net income generated in fiscal 1997, fiscal 1998 and the first quarter of fiscal 1999, the Company transitioned from an accumulated deficit of $15.4 million at March 31, 1996 to retained earnings of $9.8 million at June 30, 1998.

RESULTS OF OPERATIONS

   The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                                            THREE MONTHS ENDED
                                                                            ------------------
                                                                     JUNE 30,                JUNE 30,
                                                                       1998                    1997
                                                                     -------                 --------
Net revenues................................................          100.0%                  100.0%
Cost of revenues............................................           39.7%                   47.8%
                                                                      -----                   -----
Gross profit................................................           60.3%                   52.2%
Operating expenses:
  Research and development..................................           19.7%                   14.8%
  Selling, general and administrative.......................           17.3%                   19.6%
                                                                      -----                   -----
     Total operating expenses...............................           37.0%                   34.4%
                                                                      -----                   -----
Operating income............................................           23.3%                   17.8%
Net interest income.........................................            3.4%                    0.4%
                                                                      -----                   -----
Income before provisions for income taxes...................           26.7%                   18.2%
Provision for income taxes..................................            9.6%                     .5%
                                                                      -----                   -----
Net income..................................................           17.1%                   17.7%
                                                                      =====                   =====

   Net Revenues. Net revenues for the three months ended June 30, 1998 were approximately $23.7 million, representing an increase of 39% over net revenues of approximately $17.1 million for the three months ended June 30, 1997. Revenues from sales of communications products increased from 47% of net revenues for the three months ended June 30, 1997, to 50% of net revenues for the three months ended June 30, 1998, reflecting unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of products to other markets, consisting of the ATE, high-speed computing and military markets, decreased from 53% of net revenues during the three months ended June 30, 1997, to 50% of net revenues for the three months ended June 30, 1998, although aggregate revenues from sales to these other markets increased in absolute dollars. The increase in absolute dollars in revenues attributable to these other markets was primarily due to an increase in shipments to the ATE Market, although sales in the ATE market decreased in the first quarter of fiscal 1999 relative to sales in the ATE market in the fourth quarter of fiscal 1998. Sales to Nortel, the Company's largest customer, accounted for 17% of net revenues for the three months ended June 30, 1998 as compared to 20% for the three months ended June 30, 1997. Sales outside of North America accounted for 29% of net revenues for the three months ended June 30, 1998, as compared to 24% for the three months ended June 30, 1997. Although less than nine percent of the Company's revenues were attributable to sales in Asia during the three months ended June 30, 1998, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers. See "Factors That May Affect Future Results-- International Sales."

   Gross Margin. Gross margin (gross profit as a percentage of net revenues) was 60.3% for the three months ended June 30, 1998, as compared to 52.2% for the three months ended June 30, 1997. The increase in gross margin resulted from increased utilization of the Company's wafer fabrication facility, as well as cost reductions on purchased parts and direct materials. The Company's gross margin is primarily impacted by factory utilization, wafer yields, product mix and the Company's timing of depreciation expense and other costs associated with expanding its manufacturing capacity. Although AMCC does not expect its gross margin to continue to increase at the rates reflected above, its strategy is to maximize factory utilization whenever possible, maintain or improve its manufacturing yields, and focus on the development and sales of high-performance products that can have higher gross margins. There can be no assurance, however, that the Company will be successful in achieving these objectives or that the trend of increasing gross margins will continue. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income. See "Factors That May Affect Future Results-- Fluctuations in Operating Results."

   Research and Development. Research and development ("R&D") expenses increased to approximately $4.7 million, or 19.7% of net revenues, for the three months ended June 30, 1998, from approximately $2.5 million, or 14.8% of net revenues, for the three months ended June 30, 1997. The increase in R&D expenses was due to accelerated new product and process development efforts. The Company believes that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, the Company expects R&D expenses to increase in absolute dollars in the future. Currently, R&D expenses are primarily focused on the development of products and processes for the telecommunications and data communications markets, and the Company expects to continue this focus.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $4.1 million, or 17.3% of net revenues, for the three months ended June 30, 1998, as compared to approximately $3.3 million, or 19.6% of net revenues, for the three months ended June 30, 1997. This increase in SG&A expenses for the three months ended June 30, 1998, primarily reflected increased compensation costs, product promotion expenses, and costs associated with being a public company. The decrease in SG&A expenses as a percentage of net revenues in the three months ended June 30, 1998 was a result of net revenues increasing more rapidly than SG&A expenses. The Company expects SG&A expenses to increase in the future due to additional staffing in its sales and marketing departments.

     Operating Margin. The Company's operating margin increased to 23.3% of net revenues for the three months ended June 30, 1998, compared to 17.8% for the three months ended June 30, 1997, principally as a result of the increase in gross margin and decrease in SG&A expenses as a percentage of net revenues, partially offset by the increase in R&D expenses as a percentage of net revenues.

     Net Interest Income. Net interest income increased to $811,000 for the three months ended June 30, 1998 from $66,000 for the three months ended June 30, 1997. This increase was due principally to higher interest income from larger cash and short-term investment balances generated by the proceeds from the Company's public offerings completed in the year ended March 31, 1998.

     Income Taxes. The Company's estimated annual effective tax rate used for the three months ended June 30, 1998 was 36% compared to an effective tax rate of 2.6% for the three months ended June 30, 1997. This increase in the tax rate was to due to the Company's expectation that its effective tax rate will approximate statutory rates in fiscal 1999. Fiscal 1998's effective tax rate was decreased from statutory rates due to the reduction of a valuation allowance recorded against deferred tax assets for net operating loss carryforwards and credits.

     Deferred Compensation. In connection with the grant of certain stock options to employees during the six months ended September 30, 1997, the Company recorded aggregate deferred compensation of $599,000, representing the difference between the fair value of the Common Stock at the date of grant for accounting purposes and the option exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Amortization of deferred compensation recorded for the three months ended June 30, 1998 was $40,000. The Company currently expects to record amortization of deferred compensation with respect to these option grants of approximately $159,000, $159,000, $129,000 and $25,000 during the fiscal years ended March 31, 1999, 2000, 2001 and 2002, respectively.

     Backlog. The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $35.2 million on June 30, 1998, compared to $21.3 million on June 30, 1997. Included in backlog at June 30, 1998 is an $8.6 million dollar order received in the three months ended June 30, 1998 from Raytheon Systems Co. related to a end-of-life buy for integrated circuits used in its high speed radar systems. See "Factors That May Affect Future Results--Fluctuations in Operating Results."

     Recently Adopted Accounting Standards. In April 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The adoption of these standards did not effect the operations or financial position of the Company at June 30, 1998 or for the three months then ended.

     Year 2000 Compliance. Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digits to distinguish 21st century dates from 20th century dates. Therefore, any of such computer systems and software products that recognize a date code field of "00" as the year 1900 rather than the year 2000 could result in errors or system failures. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to resolve the potential impact of this misinterpretation and the resulting errors or system failures and to make such systems, equipment and software Year 2000 compliant. The Company has commenced taking actions to correct such internal systems and is in the early stages of conducting an audit of its third party suppliers as to the Year 2000 compliance of their systems. Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and the financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

Liquidity and Capital Resources

     The Company's principal source of liquidity as of June 30, 1998 consisted of $68.6 million in cash, cash equivalents and short-term investments. Working capital as of June 30, 1998 was $82.2 million, compared to $77.4 million as of March 31, 1998. This increase in working capital was primarily due to net cash provided by operating activities, offset by the purchase of property and equipment.

     For the three months ended June 30, 1998 and 1997, net cash provided by operating activities was $4.3 million and $3.6 million, respectively. Net cash provided by operating activities for the three months ended June 30,1998 primarily reflected net income before depreciation and amortization expense less decreased accounts payable. Net cash provided by operating activities for the three months ended June 30, 1997 primarily reflected net income before depreciation and amortization expense, plus increased accounts payable and less increased accounts receivable.

     Capital expenditures totaled $3.2 million and $1.0 million for the three months ended June 30,1998, and 1997, respectively, of which $500,000 was financed using debt for the three months ended June 30, 1998. The Company intends to increase its capital expenditures for manufacturing equipment, test equipment and computer hardware and software. The Company has tentative plans to expand the cleanroom in its existing wafer fabrication facility to accommodate new equipment that would expand capacity and would be used for process development, however the Company is also evaluating other alternatives to provide for additional capacity and process development. In addition, the Company has tentative plans to initiate construction of a new six-inch wafer fabrication facility during 1999 and to complete the physical plant during 2000. The Company believes the new facility will not begin commercial production prior to late 2000. The Company currently expects to spend approximately $14.8 million on capital expenditures in the last three quarters of fiscal 1999, of which approximately $5.7 million is currently estimated to be related to the potential expansion of its existing wafer fabrication facility and approximately $6.0 million is planned to relate to the initial site acquisition and construction of the Company's new wafer fabrication facility. In July 1998 the Company acquired the right to purchase, in the form of a ground lease, a parcel of land as a site for its new wafer fabrication facility. This parcel of land is located approximately one-quarter mile from the Company's headquarters in San Diego, California. The Company made payments of $0.9 million related to this transaction in July 1998. The lease provides the Company with the option, subject to certain conditions, to acquire the land for total additional payments of approximately

$3.8 million through May 31, 1999. However, the lease provides that, if certain conditions are met, the landlord can require the Company to purchase the land by May 31, 1999. The lease may not be extended beyond May 31, 1999. In the course of acquiring land and securing financing for the proposed new facility, the Company may be required to expend additional funds and to provide marketable securities as collateral. The Company estimates that the total cost of the new wafer fabrication facility will be at least $80.0 million, of which at least $30.0 million relates to the purchase of land and construction of the facility and at least $50.0 million relates to capital equipment purchases. The Company plans to finance the new wafer fabrication facility through a combination of available cash, cash equivalents and short term investments, cash from operations, debt and lease financing and approximately $24.0 million of the net proceeds of its initial and secondary public offerings. The Company is also exploring other alternatives for the expansion of its manufacturing capacity, including purchasing a wafer fabrication facility or entering into strategic relationships to obtain additional capacity. Although the Company believes that it will be able to obtain financing for a significant portion of the planned capital expenditures at competitive rates and terms from its existing and new financing sources, there can be no assurance that the Company will be successful in these efforts or that the new facility will be completed and in volume production within its current budget or within the period currently scheduled by the Company. Furthermore, there can be no assurance that other alternatives to constructing a new wafer fabrication facility will be available on a timely basis or at all. See "Factors That May Affect Future Results--Manufacturing Capacity Limitations; New Production Facility," "--Dependence on Third-Party Manufacturing and Supply Relationships" and "--Need For Additional Capital."

     The Company believes that its available cash, cash equivalents and short-term investments, and cash generated from operations, will be sufficient to meet the Company's capital requirements for the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company expects that it will need to raise additional debt or equity financing in the future. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all. See " Factors That May Affect Future Results--Need for Additional Capital."

FACTORS THAT MAY AFFECT FUTURE RESULTS

Fluctuations in Operating Results

     AMCC has experienced and may in the future experience fluctuations in its operating results. The Company had fluctuating revenues and incurred net losses in fiscal 1995 and 1996. The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit and operating income, including, but not limited to: the rescheduling or cancellation of orders by customers; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in manufacturing output and yields and inventory levels; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the announcement or introduction of products and technologies by the Company's competitors; the availability of external foundry capacity, purchased parts and raw materials; competitive pressures on selling prices; the timing of investments in research and development; market acceptance of the Company's and its customers' products; the timing of depreciation and other expenses to be incurred by the Company in connection with the expansion of its existing manufacturing facility and in connection with its proposed new wafer fabrication facility; costs associated with compliance with applicable environmental regulations; costs associated with future litigation, if any, including without limitation, litigation or settlements relating to the use or ownership of intellectual property; general semiconductor industry conditions; and general economic conditions, including, but not limited to, economic conditions in Asia.

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

Increasing Dependence on Telecommunications and Data Communications Markets and Increasing Dependence on Application-Specific Standard Products

     An important part of the Company's strategy is to continue its focus on the telecommunications market and to leverage its technology and expertise to penetrate further the data communications market for high-speed ICs. The Company anticipates that sales to its other traditional markets will grow more slowly or not at all and, in some instances, as in the case of military markets, may decrease over time. The telecommunications and data communications markets are characterized by extreme price competition, rapid technological change, industry standards that are continually evolving and, in many cases, short product life cycles. These markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry wide basis. If, at the beginning of each such transition, the Company's products are unable to support the new features or performance levels being required by OEMs in these markets, the Company would be likely to lose business from an existing or potential customer and, moreover, would not have the opportunity to compete for new design wins until the next product transition occurs. There can be no assurance that the Company will be able to penetrate the telecommunications or data communications market successfully. A failure by the Company to develop products with required features or performance standards for the telecommunications or data communications markets, a delay as short as a few months in bringing a new product to market or a failure by the Company's telecommunications or data communications customers to achieve market acceptance of their products by end-users could significantly reduce the Company's revenues for a substantial period, which would have a material adverse effect on the Company's business, financial condition and operating results.

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

Dependence on the Automated Test Equipment Market

   The Company historically has derived significant revenues from product sales to customers in the Automated Test Equipment ("ATE") market and currently anticipates that it will continue to derive significant revenues from sales to customers in this market in the near term. Customers in the ATE market have recently experienced decreased demand due primarily to changing growth in the slower semiconductor industry and economic turmoil in Asia. Accordingly, the Company's net revenues in the ATE market declined in the first quarter of fiscal 1999 relative to the fourth quarter of fiscal 1998.

     There can be no assurance that conditions in the semiconductor industry will improve or that the economic situation in Asia will improve. Because the Company's revenues in the ATE market depend on the demand for its customers' ATE products, any further reduction in such demand due to further downturns in the semiconductor industry or continued economic turmoil in Asia could adversely affect the Company's business, operating results and financial condition.

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

     Products for telecommunications and data communications applications, as well as for high-speed computing applications are based on industry standards that are continually evolving. The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. The emergence of new industry standards could render the Company's products incompatible with products developed by major systems manufacturers. As a result, the Company could be required to invest significant time and effort and to incur significant expense to redesign the Company's products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities to achieve crucial design wins. There can be no assurance that the Company will be successful in developing or using new technologies or in developing new products or product enhancements on a timely basis, or that such new technologies, products or product enhancements will achieve market acceptance. In the past, the Company has encountered difficulties in introducing new products and product enhancements in accordance with customers' delivery schedules and the Company's initial expectations. The Company could encounter such difficulties in the future. The Company's pursuit of necessary technological advances may require substantial time and expense. A failure by the Company, for technological or other reasons, to develop and introduce new or enhanced products on a timely basis that are compatible with industry standards and satisfy customer price and performance requirements could have a material adverse effect on the Company's business, financial condition and operating results. See "--Fluctuations in Operating Results," and "--Increasing Dependence on Telecommunications and Data Communications Markets and Increasing Dependence on Application-Specific Standard Products."

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

     In the telecommunications and data communications markets, the Company competes primarily against gallium arsenide ("GaAs") based companies such as Giga, Rockwell International, TriQuint and Vitesse, and silicon based products from companies such as Giga, Hewlett-Packard, Maxim, Philips, Sony and Texas Instruments. In certain circumstances, most notably with respect to ASICs supplied to Nortel, AMCC's customers or potential customers have internal IC manufacturing capabilities, and this internal source is an alternative available to the customer. In the ATE market, the Company's products compete primarily against GaAs based products offered by Vitesse and silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Analog Devices, Lucent Technologies and Maxim. In the high-speed computing market, the Company competes primarily against Chrontel, Cypress, ICS, PLX and Tundra. Many of these companies and potential new competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. There can be no assurance that the Company will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. Any failure by the Company to compete successfully in its target markets, particularly in the telecommunications and data communications markets, could have a material adverse effect on the Company's business, financial condition and results of operations. See "-- Increasing Dependence on Telecommunications and Data Communications Markets and Increasing Dependence on Application-Specific Standard Products."

Manufacturing Capacity Limitations; New Production Facility

     The Company currently manufactures a majority of its IC products at its four-inch wafer fabrication facility located in San Diego, California. The Company believes that, upon the completion of further potential expansion of capacity at its existing fabrication facility, it will be able to satisfy its production needs of products produced in its fabrication facility through 2000, although this date may vary depending on, among other things, the Company's rate of growth. The Company will be required to hire, train and manage additional production personnel in order to increase its production capacity as scheduled. In the event the Company's expansion of the manufacturing capacity of its fabrication facility is not completed on a timely basis, the Company could face production capacity constraints, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Based on the Company's current forecasts of its future need for manufacturing capacity, the Company has tentative plans for the construction of a new six-inch wafer fabrication facility, initially to complement, and potentially to replace, its existing facility in San Diego. The Company is also exploring other alternatives for the expansion of its manufacturing capacity, including purchasing a wafer fabrication facility or entering into strategic relationships to obtain additional capacity. In July 1998 the Company acquired the right to purchase, in the form of a ground lease, a parcel of land as a site for its new wafer fabrication facility. This parcel of land is located approximately one quarter mile from the Company's headquarters in San Diego,
California.   The Company made
payments of $0.9 million related to this transaction in July 1998. This lease provides the Company with the option, subject to certain conditions, to acquire the land for total additional payments of approximately $3.8 million through May 31, 1999. However, the lease provides that if certain conditions are met, the landlord can require the Company to purchase the land by May 31, 1999. The lease may not be extended beyond May 31, 1999. The Company currently plans to acquire the site to which it has rights by late-1998, to initiate construction of the new facility during 1999 and to complete the physical plant during 2000. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the facility, a process which the Company anticipates will take at least nine months. Accordingly, the Company believes the new facility will not commence commercial production prior to late 2000. This new fabrication facility will have room for additional equipment and manufacturing capacity. The Company estimates that the cost of the new wafer fabrication facility will be at least $80.0 million, of which at least $30.0 million relates to the purchase of land and construction of the building and at least $50.0 million relates to capital equipment purchases necessary to establish the initial manufacturing capacity of the facility. The Company currently anticipates that a significant portion of these capital equipment purchases will occur prior to the end of 1999. The Company intends to fund approximately $24.0 million of the total cost of the new facility with a portion of the proceeds from the Company's initial and secondary public offering. The balance of the cost of this facility is expected to be funded through a combination of available cash, cash equivalents and short-term investments, cash from operations and additional debt, lease or equity financing. There can be no assurance that the Company will be able to obtain the additional financing necessary to fund the construction and completion of the new manufacturing facility. Any failure by the Company to obtain such financing on a timely basis could delay the completion of the facility and have a material adverse effect on the Company's business, financial condition and results of operations. As the rights to acquire the site for the Company's proposed new manufacturing facility are subject to certain conditions, there can be no assurance that the Company will be able to acquire the site in a timely manner, if at all. Any significant delay by the Company in acquiring the site or, if such site becomes unavailable, finding a new site for the potential wafer fabrication facility, could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company's existing wafer fabrication facility is, and its proposed new wafer fabrication facility is expected to be, located in California. There can be no assurance that these facilities will not be subject to natural disasters such as earthquakes or floods. In addition, the depreciation and other expenses to be incurred by the Company in connection with the expansion of its existing manufacturing facility and in connection with its proposed new wafer fabrication facility may adversely effect the Company's gross margin in any future fiscal period. Furthermore, there can be no assurance that other alternatives to constructing a new wafer fabrication facility will be available on a timely basis or at all. See "--Dependence on Third-Party Manufacturing and Supply Relationships" and "--Need For Additional Capital."

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

Transition to New Process Technologies

     The markets for the Company's products are characterized by rapid changes in manufacturing process technologies. To provide competitive products to its target markets, the Company must develop or otherwise gain access to improved process technologies. The Company's future success will depend, in large part, upon its ability to continue to improve its existing process technologies, develop new process technologies, and adapt its process technologies to emerging industry standards. The Company may in the future be required to transition one or more of its products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. There can be no assurance that the Company will be able to improve its process technologies and develop or otherwise gain access to new process technologies, including, but not limited to silicon germanium process technologies, in a timely or affordable manner or that such improvements or developments will result in products that achieve market acceptance. A failure by the Company to improve its existing process technologies or processes or develop or otherwise gain access to new process technologies in a timely or affordable manner could adversely affect the Company's business, financial condition and operating results. See "--Rapid Technological Change; Necessity to Develop and Introduce New Products," and "--Manufacturing Capacity Limitations; New Production Facility."

Dependence on Third-Party Manufacturing and Supply Relationships

     The Company relies on outside foundries for the manufacture of certain of its products, including all of its products designed on CMOS processes, and all of its products that it anticipates will be designed on silicon germanium processes. The Company generally does not have long-term wafer supply agreements with its outside foundries that guarantee wafer or product quantities, prices or delivery lead times. Instead, the Company's products that are manufactured by outside foundries are manufactured on a purchase order basis. The Company expects that, for the foreseeable future, certain of its products will be manufactured by a single outside foundry. Because establishing relationships with new outside foundries takes several months, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of the Company's outside foundries would impact the production of the Company's products for a substantial period of time, which could have a material adverse effect on the Company's business, financial condition and operating results. Furthermore, in the event that the transition to the next generation of manufacturing technologies at one or more of the Company's outside foundries is unsuccessful or delayed, the Company's business, financial condition and operating results could be materially and adversely affected.

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

     Due to an industry transition to six-inch and eight-inch wafer fabrication facilities, there is a limited number of suppliers of the four-inch wafers used by the Company to build products in its existing manufacturing facility, and the Company relies on a single supplier for such wafers. Although the Company believes that it will have sufficient access to four-inch wafers to support production in its existing fabrication facility for the foreseeable future, there can be no assurance that the Company's current supplier will continue to supply the Company with four-inch wafers on a long-term basis. Additionally, the availability of manufacturing equipment needed for a four-inch process is limited and certain new equipment required for more advanced processes may not be available for a four-inch process. If the Company is not able to obtain a sufficient supply of four-inch wafers or to obtain the requisite equipment for be four-inch process, the Company's business, financial condition and operating results would be materially adversely affected.

Customer Concentration

     Historically, a relatively small number of customers has accounted for a significant portion of the Company's revenues in any particular period. The Company has no long-term volume purchase commitments from any of its major customers. In fiscal 1997, fiscal 1998 and the first quarter of fiscal 1999, the Company's five largest customers accounted for approximately 44%, 46% and 48% of the Company's revenues in each of such periods and sales to Nortel accounted for approximately 20%, 21% and 17% of the Company's revenues in each of such periods. The Company anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more of its significant customers select products manufactured by one of the Company's competitors for inclusion in future product generations, the Company's business, financial condition and operating results could be materially and adversely affected. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current significant customers could materially and adversely affect the Company's business, financial condition and operating results. See "--Intense Competition," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Dependence on Qualified Personnel

     The Company's future success depends in part on the continued service of its key design engineering, sales, marketing and executive personnel and its ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel in the semiconductor industry, in particular design engineers, and there can be no assurance that the Company will be able to continue to attract and train such engineers or other qualified personnel necessary for the development of its business or to replace engineers or other qualified personnel who may leave the Company's employ in the future. The Company's anticipated growth is expected to place increased demands on the Company's resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Although the Company has entered into an "at-will" employment agreement with David M. Rickey, the Company's President and Chief Executive Officer, the Company has not entered into fixed term employment agreements with any of its executive officers. In addition, the Company has not obtained key-man life insurance on any of its executive officers or key employees. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to the Company's product and process development programs or otherwise have a material adverse effect on the Company's business, financial condition and operating results.

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

Uncertainty Regarding Patents and Protection of Proprietary Rights

     The Company relies in part on patents to protect its intellectual property. There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products or processes, duplicate the Company's products or processes or design around any patents that may be issued the Company.

     To protect its intellectual property, the Company also relies on the combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and operating results.

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been and in the future may be notified that it may be infringing the intellectual property rights of third parties. The Company has certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition or operating results. In March 1997, the Company received a written notice from legal counsel for Dr. Chou Li asserting that the Company manufactures certain of its products in ways that appear to such counsel to infringe a United States patent held by Dr. Li (the "Li Patent"). After a review of its technology in light of such assertion, the Company believes that the Company's processes do not infringe any of the claims of this patent. On January 6, 1998, in a lawsuit between a third party and Dr. Li filed in Federal District Court for the Eastern District of Virginia, the court ruled that the Li Patent was invalid for inequitable conduct. On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership") filed a lawsuit in the U.S. District Court for the District of Arizona against 26 companies, including the Company, engaged in the manufacture and/or sale of IC products. The complaint alleges infringement by the defendants of certain U.S. patents (the "Lemelson Patents") held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered the Company a license under the Lemelson patents. The Company is monitoring this matter and, although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations for any quarter. Furthermore, there can be no assurance that the Company would prevail in any such litigation.

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

International Sales

     International sales (including sales to Canada) accounted for 40%, 42% and 44% of revenues in fiscal 1997, fiscal 1998 and the first quarter of fiscal 1999, respectively. The Company anticipates that international sales may increase in future periods and may account for an increasing portion of the Company's revenues. As a result, an increasing portion of the Company's revenues may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. Although less than nine percent of the Company's revenues were attributable to sales in Asia during the three months ended June 30, 1998, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the United States or other countries. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and operating results.

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

Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept only two digit entries in the date code field. These date code fields will need to accept four digits to distinguish 21st century dates from 20th century dates. Therefore, any of such computer systems and software products that recognize a date code field of "00" as the year 1900 rather than the year 2000 could result in errors or system failures. As a result, many companies' software and computer systems may need to be upgraded or replaced in order to resolve the potential impact of this misinterpretation and the resulting errors or system failures and to make such systems, equipment and software Year 2000 compliant. The Company has commenced taking actions to correct such internal systems and is in the early stages of conducting an audit of its third party suppliers as to the Year 2000 compliance of their systems. Failure of the Company's internal computer systems or of such third-party equipment or software, or of systems maintained by the Company's suppliers, to operate properly with regard to the Year 2000 and thereafter could require the Company to incur unanticipated expenses to remedy any problems, which could have a material adverse effect on the Company's business, operating results and the financial condition. Furthermore, the purchasing patterns of customers or potential customers may be affected by Year 2000 issues as companies expend significant resources to correct their current systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase the Company's products, which could have a material adverse effect on the Company's business, operating results and financial condition.

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


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership") filed a lawsuit in the U.S. District Court for the District of Arizona against 26 companies, including the Company, engaged in the manufacture and/or sale of IC products. The Company has not to date been served in the litigation. The complaint alleges infringement by the defendants of certain U.S. patents (the "Lemelson Patents") held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered the Company a license under the Lemelson patents. The Company is monitoring this matter and, although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations for any quarter. Furthermore, there can be no assurance that the Company would prevail in such litigation.

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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Use of Proceeds

             (1) Registration Statement on Form S-1 (the "Registration Statement") File No. 333-37609 which was declared effective on November 24, 1997

          As of June 30, 1998, the Company has invested the net offering proceeds of $25,111,000 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from July 6, 1998 to March 23, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

           (2) Registration Statement on Form S-1, File No. 333-46071 which was declared effective on March 11, 1998

            As of June 30, 1998, the Company has invested the net offering proceeds of $26,882,000 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from July 6, 1998 to March 23, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Secondary Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

            The Securities and Exchange Commission has recently amended Rule 14a-4(c)(1) promulgated under the Securities and Exchange Act of 1934, as amended. As amended, Rule 14a-4(c)(1) provides that if a proponent fails to notify the Company of a proposal at least 45 days prior to the month and day of mailing of the prior year's proxy statement, then management would be allowed to use their discretionary voting authority when the proposal is raised at the Annual Meeting, without any discussion of the matter in the proxy statement. The proxy statement for the Company's 1998 Annual Meeting of Stockholders was mailed to stockholders on June 19, 1998. Accordingly, if a proponent does not notify the Company on or before May 5, 1999 of a proposal for the 1999 Annual Meeting of Stockholders, management may use its discretionary voting authority to vote on such proposal, even if the matter is not discussed in the proxy statement for the 1999 Annual Meeting of Shareholders.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              27.1   Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed during the quarter ended June 30, 1998

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 1998        Applied Micro Circuits Corporation

                              By:    /s/ Joel O. Holliday
                                   ----------------------
                                       Joel O. Holliday
                         Vice President, Finance and Administration
                            And Chief Financial Officer
                          (Duly Authorized Signatory and Principal
                            Financial and Accounting Officer)

                               INDEX TO EXHIBITS


  EXHIBIT
  NUMBER      DESCRIPTION
  -------     -----------

   27.1       Financial Data Schedule.