Form 10-K/A
period 1998-03-31
APPLIED MICRO CIRCUITS CORP
filed 1998-10-15
CIK 711065

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                  FORM 10-K/A

                               AMENDMENT NO. 1

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




-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                     ITEM                                    PAGE
PART II

6.  Selected Financial Data................................    3

7.  Management's Discussion and Analysis of Financial
    Condition and Results of Operations....................    3

8.  Financial Statements and Supplementary Data............    9

PART IV

14. Exhibits, Financial Statement Schedules, and Reports
    on Form 8-K............................................   10



The Registrant hereby amends the following items of its Form 10-K for the fiscal year ended March 31, 1998 previously filed with the Securities and Exchange Commission.

ITEM 6. SELECTED FINANCIAL DATA.

(in thousands, except per share data)

                                                     MARCH 31,
                                    --------------------------------------------
                                     1994     1995     1996     1997      1998
                                    -------  -------  -------  -------  --------
CONSOLIDATED STATEMENTS OF
 OPERATIONS DATA:
Net revenues......................  $49,686  $46,950  $50,264  $57,468  $ 76,618
Cost of revenues..................   29,187   27,513   34,169   30,057    34,321
                                    -------  -------  -------  -------  --------
Gross profit......................   20,499   19,437   16,095   27,411    42,297
  Research and development........    9,273   10,108    8,283    7,870    13,268
  Selling, general and
   administrative.................    9,513   10,112   11,232   12,537    14,278
                                    -------  -------  -------  -------  --------
    Total operating expenses......   18,786   20,220   19,515   20,407    27,546
Operating income (loss)...........    1,713     (783)  (3,420)   7,004    14,751
Gain on contract settlement, net..    9,530       --       --       --        --
Interest income (expense), net....     (464)    (358)    (242)     (29)      871
                                    -------  -------  -------  -------  --------
Income (loss) before income taxes.   10,779   (1,141)  (3,662)   6,975    15,622
Provision (benefit) for income
 taxes............................      575      (70)      32      659       406
                                    -------  -------  -------  -------  --------
Net income (loss).................   10,204   (1,071) $(3,694) $ 6,316  $ 15,216
                                    =======  =======  =======  =======  ========
Basic earnings (loss) per share:
  Earnings (loss) per share.......  $  2.46  $ (0.25) $ (0.81) $  1.26  $   1.44
                                    =======  =======  =======  =======  ========
  Shares used in calculating basic
   earnings (loss) per share......    4,144    4,365    4,566    5,006    10,594
                                    =======  =======  =======  =======  ========
Diluted earnings (loss) per share:
  Earnings (loss) per share.......  $  0.60  $ (0.06) $ (0.21) $  0.35  $   0.75
                                    =======  =======  =======  =======  ========
  Shares used in calculating
   diluted earnings (loss) per
   share..........................   17,099   17,194   17,394   17,907    20,294
                                    =======  =======  =======  =======  ========
CONSOLIDATED BALANCE SHEET DATA:
Working Capital...................  $19,867  $16,753  $13,977  $19,364  $ 77,417
Total Assets......................   45,124   40,180   37,836   41,814   112,834
Long-term debt and capital lease
 obligations, less current
 portion..........................    7,493    6,515    4,447    3,192     4,091
Total stockholders' equity........   25,829   24,805   21,512   27,743    91,634

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

  Gross Margin. Gross margin was 55.2% for the year ended March 31, 1998, as compared to 47.7% for the year ended March 31, 1997. The significant increase in gross margin primarily resulted from increased utilization of the Company's wafer fabrication facility, as well as a $1.1 million improvement in manufacturing yields. The Company's gross margin is primarily impacted by factory utilization, wafer yields, product mix and the Company's timing of depreciation expense and other costs associated with expanding its manufacturing capacity. Although AMCC does not expect its gross margin to continue to increase at the rate reflected above, its strategy is to maximize factory utilization whenever possible, maintain or improve its manufacturing yields, and focus on the development and sales of high-performance products that can have higher gross margins. There can be no assurance, however, that the Company will be successful in achieving these objectives. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income. See "Item 1. Business--Factors That May Affect Future Operating Results--Fluctuations in Operating Results."

  Research and Development. Research and development (R&D) expenses increased 69% to approximately $13.3 million, or 17.3% of net revenues, for the year ended March 31, 1998, from approximately $7.9 million, or 13.7% of net revenues, for the year ended March 31, 1997. The substantial increase in R&D expenses was due to accelerated new product and process development efforts including a $3.4 million increase in compensation costs, a $1.6 million increase in prototyping and outside contractor costs and increases in certain other expenses. The Company believes that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, the Company expects R&D expenses to increase in absolute dollars and possibly as a percentage of net revenues in the future. Currently, R&D expenses are primarily focused on the development of products and processes for the telecommunications and data communications markets, and the Company expects to continue this focus.

  Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $14.3 million, or 18.6% of net revenues, for the year ended March 31, 1998, as compared to approximately $12.5 million, or 21.8% of net revenues, for the year ended March 31, 1997. The increase in SG&A expenses for the year ended March 31, 1998 was primarily due to a $700,000 increase in compensation costs, a $600,000 increase in commissions earned by third-party sales representatives and increases in certain other expenses. The decrease in SG&A expenses as a percentage of net revenues for the year ended March 31, 1998 was a result of net revenues increasing more rapidly than SG&A expenses. The Company expects SG&A expenses to increase in the future due principally to additional staffing in its sales and marketing departments and additional expenses related to being a public company.

  Operating Margin. The Company's operating margin increased to 19.3% of net revenues for the year ended March 31, 1998, compared to 12.2% for the year ended March 31, 1997, principally as a result of the increase in gross margin and decrease in SG&A expenses as a percentage of net revenues, partially offset by the increase in R&D expenses as a percentage of net revenues.

  Net Interest Income. Net interest income increased to $871,000 for the year ended March 31, 1998 from a net interest expense of $29,000 for the year ended March 31, 1997. This increase was due principally to a $600,000 increase in interest income resulting from larger cash and short-term investment balances generated by the proceeds from the Company's public offerings completed during the year ended March 31, 1998, as well as a $300,000 decrease in interest expense associated with outstanding capital lease and debt obligations.

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

  Gross Margin. Gross margin was 47.7% for the year ended March 31, 1997, compared to 32.0% for the year ended March 31, 1996. The substantial increase in gross margin in fiscal 1997 resulted primarily from a $3.2 million reduction in charges related to excess inventory, as well as from increased utilization of the Company's wafer fabrication facility. See "Item 1. Business--Factors That May Affect Future Results--Fluctuations in Operating Results."

  Research and Development. R&D expenses were approximately $7.9 million, or 13.7% of net revenues, for the year ended March 31, 1997, as compared to approximately $8.3 million, or 16.5% of net revenues, for the year ended March 31, 1996. The decrease in R&D expense for the year ended March 31, 1997 was primarily due to a $315,000 decrease in prototyping costs.

  Selling, General and Administrative. SG&A expenses were approximately $12.5 million, or 21.8% of net revenues, for the year ended March 31, 1997, as compared to approximately $11.2 million, or 22.3% of net revenues, for the year ended March 31, 1996. SG&A expenses increased in the year ended March 31, 1997 due primarily to a $1.3 million increase in compensation expense and a $300,000 increase in product promotion expenses, offset by decreases in certain other expenses.

  Net Interest Expense. Net interest expense was $29,000 in the year ended March 31, 1997, as compared to $242,000 in the year ended March 31, 1996. The decrease in net interest expense was attributable to a $100,000 decrease in interest expense resulting from decreasing levels of capital lease and debt obligations and to a $100,000 increase in interest income as a result of increasing levels of cash, cash equivalents and short-term investments.

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

  (A) EXHIBITS

 3.1(1) Restated Certificate of Incorporation of the Company.
 3.2(2) Amended and Restated Bylaws of the Company.

  4.1(3)  Specimen Stock Certificate.
          Form of Indemnification Agreement between the Company and each of its 10.1(3) Officers and Directors.
          1982 Employee Incentive Stock Option Plan, as amended, and form of
 10.2(3)  Option Agreement.
 10.3(3)  1992 Stock Option Plan as amended, and form of Option Agreement.
 10.4(3)  1997 Employee Stock Purchase Plan and form of Subscription Agreement.
 10.5(3)  1997 Directors' Stock Option Plan and form of Option Agreement.
          401(k) Plan, effective April 1, 1985 and form of Enrollment
 10.6(3)  Agreement.
          Convertible Preferred Stock, Series 1 and Series 2, Purchase
 10.7(3)  Agreement, dated December 8, 1983.
          Convertible Preferred Stock Series 3 Purchase Agreement, dated
 10.8(3)  September 16, 1987.
 10.9(3)  Industrial Real Estate Lease, dated October 29, 1996 between the
          Registrant and ADI Mesa Partners AMCC, L.P. (the Sequence Drive
          Lease).
 10.10(3) Industrial Real Estate Lease, dated April 8, 1992 between the
          Registrant and Mira Mesa Business Park (the Oberlin Drive Lease).
 10.11(3) Security Agreements, dated January 30, 1992 by and between the
          Registrant and Roger Smullen.
 10.12(3) Promissory Notes, dated January 30, 1992, as amended, by and between the Registrant and Roger Smullen.
 10.13(3) Loan Agreement, dated May 1, 1996 and Exercise Notice and Restricted
          Stock Purchase Agreements dated July 23, 1997 by and between
          Registrant and David Rickey.
 10.14(3) Promissory Notes, dated February 12, 1996, May 1, 1996, April 1, 1997 and July 23, 1997 by and between the Registrant and David Rickey.
 10.15(3) Patent License Agreement, dated January 1, 1998, as amended by and between Registrant and Motorola, Inc.
 10.16(3) Patent License Agreement, dated March 1, 1991, as amended, by and between Registrant and International Business Machines Corporation.
 10.17(3) Patent License Agreement, dated June 1, 1997 by and between
          Registrant and International Business Machines Corporation.
 10.18(3) Letter Agreement, dated January 30, 1996 by and between the
          Registrant and David Rickey.
 10.19(3) Patent License Agreement, dated October 19, 1992, as amended by and between Registrant and Alcatel Network Systems, Inc.
 10.20(3) Amendment No. 1 to Convertible Preferred Stock, Series 1 and Series 2
          Purchase Agreement, dated September 16, 1987 and Convertible
          Preferred Stock, Series 3 Purchase Agreement, dated September 16,
          1987.
 10.21(4) Loan Agreement Secured by Property, dated February 19, 1998 by and between Registrant and Laszlo Gal and Agnes Gal.
 10.22(4) Note Secured by Deed of Trust, dated February 19, 1998 by and between
          Registrant and Laszlo Gal and Agnes Gal.
 10.23(4) Loan and Pledge Agreement, dated February 19, 1998 by and between
          Registrant and Anil Bedi.
 11.1(5)  Computation of Per Share Data under SFAS No. 128.
 21.1(6)  Subsidiary of the Registrant.
 23.1     Consent of Independent Auditors
 24.1(6)  Power of Attorney (see page 42).
 27.1     Financial Data Schedules.

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

(6) Incorporated by reference to identically numbered exhibits filed with the Company's Annual Report on Form 10-K filed June 15, 1998.

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

                                          APPLIED MICRO CIRCUITS CORPORATION


                                          By:      /s/ Joel O. Holliday
                                             ----------------------------------
                                                     Joel O. Holliday
                                                 Chief Financial Officer


Date: October 15, 1998



  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                      TITLE                   DATE
          David M. Rickey  *         President and Chief       October 15, 1998
-----------------------------------   Executive Officer
          David M. Rickey

     /s/ Joel O. Holliday            Chief Financial           October 15, 1998
-----------------------------------   Officer
         Joel O. Holliday

       Roger A. Smullen, Sr.  *      Director and Chairman     October 15, 1998
-----------------------------------   of the Board of
       Roger A. Smullen, Sr.          Directors

       William K. Bowes, Jr.  *      Director                  October 15, 1998
-----------------------------------
       William K. Bowes, Jr.

          R. Clive Ghest  *          Director                  October 15, 1998
-----------------------------------
          R. Clive Ghest


        Franklin P. Johnson, Jr.  *  Director                  October 15, 1998
-----------------------------------
        Franklin P. Johnson, Jr.

        Arthur B. Stabenow  *        Director                  October 15, 1998
-----------------------------------
        Arthur B. Stabenow


* By:   /s/  Joel O. Holliday
     ------------------------------
             Joel O. Holliday
            (Attorney-in-Fact)

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.........................  F-2
Consolidated Balance Sheets as of March 31, 1997 and 1998.................  F-3
Consolidated Statements of Operations for the fiscal years ended
 March 31, 1996, 1997 and 1998............................................  F-4
Consolidated Statements of Stockholders' Equity for the fiscal years
 March 31, 1996, 1997 and 1998............................................  F-5
Consolidated Statements of Cash Flows for the fiscal years ending
 March 31, 1996, 1997 and 1998............................................  F-6
Notes to Consolidated Financial Statements................................  F-7

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
                                                             =======  ========

                             See accompanying notes

                       APPLIED MICRO CIRCUITS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          FISCAL YEAR ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                       1996     1997     1998
                                                      -------  -------  -------
Net revenues......................................... $50,264  $57,468  $76,618
Cost of revenues.....................................  34,169   30,057   34,321
                                                      -------  -------  -------
Gross Profit.........................................  16,095   27,411   42,297
Operating expenses:
  Research and development...........................   8,283    7,870   13,268
  Selling, general and administrative................  11,232   12,537   14,278
                                                      -------  -------  -------
    Total operating expenses.........................  19,515   20,407   27,546
                                                      -------  -------  -------
Operating income (loss)..............................  (3,420)   7,004   14,751
Interest income (expense), net.......................    (242)     (29)     871
                                                      -------  -------  -------
Income (loss) before income taxes....................  (3,662)   6,975   15,622
Provision for income taxes...........................      32      659      406
                                                      -------  -------  -------
Net income (loss).................................... $(3,694) $ 6,316  $15,216
                                                      =======  =======  =======
Basic earnings (loss) per share:
  Earnings (loss) per share.......................... $ (0.81) $  1.26  $  1.44
                                                      =======  =======  =======
  Shares used in calculating basic earnings (loss)
   per share.........................................   4,566    5,006   10,594
                                                      =======  =======  =======
Diluted earnings (loss) per share:
  Earnings (loss) per share.......................... $ (0.21) $  0.35  $  0.75
                                                      =======  =======  =======
  Shares used in calculating diluted earnings (loss)
   per share.........................................  17,394   17,907   20,294
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

  The reconciliation of shares used to calculate basic and diluted earnings
(loss) per share consists of the following (in thousands):

                                                                MARCH 31,
                                                           --------------------
                                                            1996   1997   1998
                                                           ------ ------ ------
   Shares used in basic earnings (loss) per share
    computation--weighted average common shares
    outstanding...........................................  4,566  5,006 10,594
   Effect of assumed conversion of preferred stock from
    date of issuance...................................... 12,828 12,828  7,434
   Net effect of dilutive common share equivalents based
    on treasury stock method..............................     --     73  2,266
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