Form 10-Q/A
period 1998-06-30
APPLIED MICRO CIRCUITS CORP
filed 1998-10-15
CIK 711065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                                 YES  [x]  NO  [_]

     As of July 31, 1998, 23,077,405 shares of the Registrant's Common Stock were issued and outstanding.

                           ITEM                                       PAGE


PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements.........................................  1


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations....................................  6




The Registrant hereby amends the following items of its Form 10-Q for the fiscal quarter ended June 30, 1998 previously filed with the Securities and Exchange Commission.

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
                                                                                                 ========          ========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                                         THREE MONTHS
                                                                            ENDED
                                                                           JUNE 30,
                                                                          --------
                                                                   1998             1997
                                                                   ----             ----
Net revenues................................................     $23,687           $17,053
Cost of revenues............................................       9,399             8,156
                                                                 -------           -------
Gross profit................................................      14,288             8,897
Operating expenses:
    Research and development................................       4,656             2,525
    Selling, general and administrative.....................       4,096             3,339
                                                                 -------           -------
        Total operating expenses............................       8,752             5,864
                                                                 -------           -------
Operating income............................................       5,536             3,033
Interest income, net........................................         811                66
                                                                 -------           -------
Income before income taxes..................................       6,347             3,099
Provision for income taxes..................................       2,285                81
                                                                 -------           -------
Net income..................................................     $ 4,062           $ 3,018
                                                                 =======           =======
Basic earnings per share:
    Earnings per share......................................     $  0.18           $  0.60
                                                                 =======           =======
    Shares used in calculating basic earnings per share.....      22,057             5,031
                                                                 =======           =======
Diluted earnings per share:
                                                                 =======           =======
    Earnings per share......................................     $  0.17           $  0.16
                                                                 =======           =======
    Shares used in calculating diluted earnings per share...      24,471            18,941
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

     The reconciliation of shares used to calculate basic and diluted earnings per shares consists of the following (in thousands):

                                                               THREE MONTHS
                                                                  ENDED
                                                                 JUNE 30,
                                                        ------------------------
                                                          1998             1997
                                                        ------------------------
Shares used in basic earnings per share computations -
    weighted average common shares outstanding          22,057             5,031

Effect of assumed conversion of preferred
    stock from date of issuance                             --            12,593

Net effect of dilutive common share
    equivalents based on the treasury stock method       2,414             1,317
                                                        ------            ------
Shares used in diluted earnings per share
    computations                                        24,471            18,941
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

   Gross Margin. Gross margin (gross profit as a percentage of net revenues) was 60.3% for the three months ended June 30, 1998, as compared to 52.2% for the three months ended June 30, 1997. The increase in gross margin resulted from increased utilization of the Company's wafer fabrication facility, as well as a $400,000 cost reduction on purchased parts, direct materials and services. The Company's gross margin is primarily impacted by factory utilization, wafer yields, product mix and the Company's timing of depreciation expense and other costs associated with expanding its manufacturing capacity. Although AMCC does not expect its gross margin to continue to increase at the rates reflected above, its strategy is to maximize factory utilization whenever possible, maintain or improve its manufacturing yields, and focus on the development and sales of high-performance products that can have higher gross margins. There can be no assurance, however, that the Company will be successful in achieving these objectives or that the trend of increasing gross margins will continue. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income. See "Factors That May Affect Future Results-- Fluctuations in Operating Results."

   Research and Development. Research and development ("R&D") expenses increased to approximately $4.7 million, or 19.7% of net revenues, for the three months ended June 30, 1998, from approximately $2.5 million, or 14.8% of net revenues, for the three months ended June 30, 1997. The increase in R&D expenses was due to accelerated new product and process development efforts including a $800,000 increase in compensation costs and a $1.3 million increase in prototyping and outside contractor costs. The Company believes that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, the Company expects R&D expenses to increase in absolute dollars in the future. Currently, R&D expenses are primarily focused on the development of products and processes for the telecommunications and data communications markets, and the Company expects to continue this focus.

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $4.1 million, or 17.3% of net revenues, for the three months ended June 30, 1998, as compared to approximately $3.3 million, or 19.6% of net revenues, for the three months ended June 30, 1997. This increase in SG&A expenses for the three months ended June 30, 1998, primarily reflected a $300,000 increase in compensation costs, a $100,000 increase in product promotion expenses, a $300,000 increase in costs associated with being a public company and increases in certain other expenses. The decrease in SG&A expenses as a percentage of net revenues in the three months ended June 30, 1998 was a result of net revenues increasing more rapidly than SG&A expenses. The Company expects SG&A expenses to increase in the future due to additional staffing in its sales and marketing departments.

     Operating Margin. The Company's operating margin increased to 23.3% of net revenues for the three months ended June 30, 1998, compared to 17.8% for the three months ended June 30, 1997, principally as a result of the increase in gross margin and decrease in SG&A expenses as a percentage of net revenues, partially offset by the increase in R&D expenses as a percentage of net revenues.

     Net Interest Income. Net interest income increased to $811,000 for the three months ended June 30, 1998 from $66,000 for the three months ended June 30, 1997. This increase was due principally to a $700,000 increase in interest income resulting from larger cash and short-term investment balances generated by the proceeds from the Company's public offerings completed in the year ended March 31, 1998.

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


Date:  October 15, 1998       Applied Micro Circuits Corporation

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