Form 10-Q
period 1998-09-30
APPLIED MICRO CIRCUITS CORP
filed 1998-11-16
CIK 711065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1998, OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________.

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

                                YES  [x]  NO [_]

  As of September 30, 1998, 23,191,697 shares of the Registrant's Common Stock were issued and outstanding.

                       APPLIED MICRO CIRCUITS CORPORATION
                                     INDEX

                                                                          PAGE
                                                                          ----
Part I.  FINANCIAL INFORMATION:

 Item 1.      a)  Condensed Consolidated Balance Sheets at September
                  30, 1998 (unaudited) and March 31, 1998...............     1

              b)  Condensed Consolidated Statements of  Income
                  (unaudited) for the three months ended and six months
                  ended September 30, 1998 and 1997......................    2

              c)  Condensed Consolidated Statements of Cash Flows
                  (unaudited) for the six months ended September 30,
                  1998 and 1997.........................................     3

              d)  Notes to Condensed Consolidated Financial Statements
                  (unaudited)............................................    4

 Item 2.      Management's Discussion and Analysis of Financial Condition
              and Results of Operations.................................     6

Part II. OTHER INFORMATION

 Item 1.      Legal Proceedings.........................................    24

 Item 2.      Changes in Securities and Use of Proceeds.................    25

 Item 3       Defaults upon Senior Securities...........................    25

 Item 4.      Submission of Matters to a Vote of Security Holders.......    25

 Item 5.      Other Information.........................................    26

 Item 6.      Exhibits and Reports on Form 8-K..........................    26

 Signatures.............................................................    27

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                       APPLIED MICRO CIRCUITS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except share data)

                                                                                            SEPTEMBER 30,         MARCH 31,
                                                                                                1998                1998
                                                                                            -------------         ---------
                                                                                            (UNAUDITED)
                                         ASSETS
                                         ------
Current assets:
     Cash and cash equivalents...........................................................         $  6,431          $  6,460
     Short-term investments - available-for-sale.........................................           60,330            61,436
     Accounts receivable, net of allowance for doubtful accounts of  $337 and $350
       at September 30, 1998 (unaudited) and March 31, 1998, respectively................           17,582            12,179
     Inventories.........................................................................            9,450             8,185
     Deferred income taxes...............................................................            3,282             3,882
     Notes receivable from officer and employees.........................................              828                87
     Other current assets................................................................            2,144             2,297
                                                                                                  --------          --------
               Total current assets......................................................          100,047            94,526
Property and equipment, net..............................................................           21,141            17,218
Other assets.............................................................................            2,061             1,090
                                                                                                  --------          --------
  Total assets...........................................................................         $123,249          $112,834
                                                                                                  ========          ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
     Accounts payable....................................................................         $  4,282          $  5,215
     Accrued payroll and related expenses................................................            4,053             5,057
     Other accrued liabilities...........................................................            3,618             2,344
     Deferred revenue....................................................................            1,219             1,873
     Current portion of long-term debt...................................................              681               567
     Current portion of capital lease obligations........................................            1,119             2,053
                                                                                                  --------          --------
               Total current liabilities.................................................           14,972            17,109
Long-term debt, less current portion.....................................................            2,853             2,736
Long-term capital lease obligations, less current portion................................              952             1,355
Stockholders' equity:
    Preferred Stock, $0.01 par value:
      2,000,000 shares authorized, none issued and outstanding...........................                -                 -
    Common Stock, $0.01 par value:
      Authorized shares  60,000,000
      Issued and outstanding shares - 23,191,697 at September 30, 1998 (unaudited)
                 and 22,536,013 at March 31, 1998........................................              232               225
    Additional paid-in capital...........................................................           90,424            86,660
    Deferred compensation, net...........................................................             (392)             (472)
    Retained earnings....................................................................           14,663             5,722
    Notes receivable from stockholders...................................................             (455)             (501)
                                                                                                  --------          --------
               Total stockholders' equity................................................          104,472            91,634
                                                                                                  --------          --------
  Total liabilities and stockholders' equity.............................................         $123,249          $112,834
                                                                                                  ========          ========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       APPLIED MICRO CIRCUITS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                                     THREE MONTHS          SIX MONTHS
                                                                         ENDED               ENDED
                                                                     SEPTEMBER 30,        SEPTEMBER 30,
                                                                   ------------------   -----------------
                                                                     1998      1997      1998      1997
                                                                   --------   -------   -------   -------
Net revenues....................................................    $25,096   $18,155   $48,783   $35,208
Cost of revenues................................................      9,347     8,378    18,746    16,534
                                                                    -------   -------   -------   -------
Gross profit....................................................     15,749     9,777    30,037    18,674
Operating expenses:
   Research and development.....................................      4,873     3,477     9,529     6,002
   Selling, general and administrative..........................      4,086     3,391     8,182     6,730
                                                                    -------   -------   -------   -------
     Total operating expenses...................................      8,959     6,868    17,711    12,732
                                                                    -------   -------   -------   -------
Operating income................................................      6,790     2,909    12,326     5,942
Interest income, net............................................        832        85     1,643       151
                                                                    -------   -------   -------   -------
Income before income taxes......................................      7,622     2,994    13,969     6,093
Provision for income taxes......................................      2,743        78     5,028       159
                                                                    -------   -------   -------   -------
Net income......................................................    $ 4,879   $ 2,916   $ 8,941   $ 5,934
                                                                    =======   =======   =======   =======
Basic earnings per share:
   Earnings per share...........................................      $0.22     $0.55     $0.40     $1.14
                                                                    =======   =======   =======   =======
   Shares used in calculating basic earnings per share..........     22,497     5,338    22,277     5,185
                                                                    =======   =======   =======   =======
Diluted earnings per share:
   Earnings per share...........................................      $0.20     $0.16     $0.36     $0.32
                                                                    =======   =======   =======   =======
   Shares used in calculating diluted earnings per share........     24,604    18,594    24,538    18,768
                                                                    =======   =======   =======   =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                                                               SIX MONTHS ENDED
                                                                                                                 SEPTEMBER 30,
                                                                                                             --------------------
                                                                                                               1998        1997
                                                                                                             ---------   --------
Operating Activities
        Net income........................................................................................   $  8,941    $ 5,934
        Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization...............................................................      3,311      2,731
              Write-offs of inventories...................................................................          -        598
              Amortization of deferred compensation.......................................................         80         47
              Changes in assets and liabilities:
                  Accounts receivable.....................................................................     (5,403)    (1,391)
                  Inventories.............................................................................     (1,265)    (1,029)
                  Other current assets....................................................................        153       (163)
                  Accounts payable........................................................................       (933)     2,302
                  Accrued payroll and other accrued liabilities...........................................      2,321     (1,115)
                  Deferred income taxes...................................................................        600     (1,096)
                  Deferred revenue........................................................................       (654)       123
                                                                                                             --------    -------
                      Net cash provided by operating activities...........................................      7,151      6,941
Investing Activities
       Proceeds from sales and maturities of short-term investments.......................................     93,046      6,463
       Purchase of short-term investments.................................................................    (91,940)    (7,715)
       Payments on notes receivable from officer and employees............................................        235       (123)
       Purchase of property and equipment and other assets................................................     (9,181)    (4,008)
                                                                                                             --------    -------
                      Net cash used for investing activities..............................................     (7,840)    (5,383)
Financing Activities
       Proceeds from issuance of common stock, net........................................................      1,720        259
       Repurchase of preferred stock......................................................................          -     (3,877)
       Payments on notes receivable from stockholders.....................................................         46         12
       Payments on capital lease obligations..............................................................     (1,174)    (1,362)
       Proceeds from long-term debt.......................................................................        533          -
       Payments on long-term debt.........................................................................       (465)       (37)
                                                                                                             --------    -------
                      Net cash provided by (used for) financing activities................................        660     (5,005)
                                                                                                             --------    -------
                      Net decrease in cash and cash equivalents..........................................         (29)    (3,447)
Cash and cash equivalents at beginning of period..........................................................      6,460      5,488
                                                                                                             --------    -------
Cash and cash equivalents at end of period................................................................   $  6,431    $ 2,041
                                                                                                             ========    =======

Supplemental disclosure of cash flow information:
        Cash paid for:
           Interest.......................................................................................   $    242    $   261
           Income taxes...................................................................................   $  1,104    $ 1,700

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

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following (in thousands):

                                                              THREE MONTHS                          SIX MONTHS
                                                                  ENDED                                ENDED
                                                               SEPTEMBER 30,                        SEPTEMBER 30,
                                                        ---------------------------         ----------------------------
                                                            1998           1997                 1998           1997
                                                        ------------   ------------         ------------   -------------
Shares used in Basic Earnings Per Share
     Computations - Weighted average common
     shares outstanding                                    22,497          5,338               22,277           5,185

Effect of  conversion of preferred stock from
     date of issuance                                           -         10,728                    -          11,660
Net effect of dilutive common share
     equivalents based on the treasury stock method         2,107          2,528                2,261           1,923
                                                           ------         ------               ------          ------
Shares used in diluted earnings per share
     computations                                          24,604         18,594               24,538          18,768
                                                           ======         ======               ======          ======

NEW ACCOUNTING STANDARDS

     On April 1, 1998 the Company adopted, the Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the six months ended September 30, 1998 and 1997 did not differ from net income for the same periods. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company believes it operates in one business and operating segment. The adoption of SFAS No. 131 did not have a material impact on the Company's operations or financial position.

2.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                                        SEPTEMBER 30,        MARCH 31,
                                                            1998               1998
                                                        -------------        ---------
Inventories (in thousands):
  Raw materials                                            $1,273               $1,207
  Work in process                                           6,300                5,161
  Finished goods                                            1,877                1,817
                                                           ------               ------
                                                           $9,450               $8,185
                                                           ======               ======

3.  RIGHT TO PURCHASE LAND

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended March 31, 1998 for Applied Micro Circuits Corporation (the "Company" or "AMCC"). This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Factors that May Affect Future Results" below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

OVERVIEW

    AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure. The Company tailors solutions to customer and market requirements by using a combination of high-frequency, mixed-signal design expertise, system-level knowledge and multiple silicon process technologies. AMCC believes that its internal bipolar and BiCMOS processes, complemented by advanced CMOS and planned silicon germanium BiCMOS processes from external foundries, enable the Company to offer high-performance, high-speed solutions optimized for specific applications and customer requirements. The Company further believes that its products provide significant cost, power, performance and reliability advantages for systems OEMs in addition to accelerating time to market. The Company also provides products for the automated test equipment ("ATE"), high-speed computing and military markets.

    In fiscal 1997, the Company substantially reorganized its management team and increased its focus on becoming the leading supplier of high-performance, high-bandwidth connectivity integrated circuits ("ICs") for the world's communications infrastructure. Accordingly, the Company accelerated the pace of development of new products for high-performance telecommunications and data communications markets. Following the reorganization of the Company's management team in fiscal 1997 and its renewed focus on application specific standard products ("ASSPs") for the telecommunications and data communications markets, the Company returned to profitability after two years of incurring net losses. The Company's revenues have increased in each of the last ten fiscal quarters. In addition, as a result primarily of the $30.5 million of net income generated in fiscal 1997, fiscal 1998 and the first half of fiscal 1999, the Company transitioned from an accumulated deficit of $15.4 million at March 31, 1996 to retained earnings of $14.7 million at September 30, 1998.

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                                  THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                               --------------------------      -------------------------
                                                                  1998            1997            1998           1997
                                                               ----------      ----------      ----------     ----------
Net revenues................................................      100.0%         100.0%          100.0%          100.0%
Cost of revenues............................................       37.2%          46.1%           38.4%           47.0%
                                                                  -----          -----           -----           -----
Gross profit................................................       62.8%          53.9%           61.6%           53.0%
Operating expenses:
  Research and development..................................       19.4%          19.2%           19.5%           17.0%
  Selling, general and administrative.......................       16.3%          18.7%           16.8%           19.1%
                                                                  -----          -----           -----           -----
     Total operating expenses...............................       35.7%          37.9%           36.3%           36.1%
                                                                  -----          -----           -----           -----
Operating income............................................       27.1%          16.0%           25.3%           16.9%
Net interest income.........................................        3.3%           0.5%            3.3%            0.4%
                                                                  -----          -----           -----           -----
Income before provisions for income taxes...................       30.4%          16.5%           28.6%           17.3%
Provision for income taxes..................................       11.0%            .4%           10.3%             .4%
                                                                  -----          -----           -----           -----
Net income..................................................       19.4%          16.1%           18.3%           16.9%
                                                                  =====          =====           =====           =====

    Net Revenues. Net revenues for the three months and six months ended September 30, 1998 were approximately $25.1 million and $48.8 million representing increases of 38% and 39%, respectively, over net revenues of $18.2 million and $35.2 million for the three months and six months ended September 30, 1997, respectively. Revenues from sales of communications products increased from 45% and 46% of net revenues for the three months and six months ended September 30, 1997, respectively, to 51% of net revenues for both the three months and six months ended September 30, 1998, reflecting unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of products to other markets, consisting of the ATE, high-speed computing and military markets, decreased from 55% and 54% of net revenues during the three months and six months ended September 30, 1997, respectively, to 49% of net revenues for both the three months and six months ended September 30, 1998, although aggregate revenues from sales to these other markets increased in absolute dollars. The increase in revenues in absolute dollars attributable to these other markets was primarily due to $2.9 million of shipments in the three months ended September 30, 1998 relating to the partial fulfillment of an end-of-life order from Raytheon Systems Co. See "--Backlog" and "--Factors That May Affect Future Results-- Fluctuations in Operating Results" and "-- Customer Concentration." Sales to Nortel accounted for 16% and 17% of net revenues for the three months and six months ended September 30, 1998, respectively, as compared to 18% and 19% for the three months and six months ended September 30, 1997, respectively. Sales to Raytheon Systems Co. accounted for 18% and 12% of net revenues for the three months and six months ended September 30, 1998, respectively, and were less than 10% of revenues in previous periods. Sales to Insight Electronics, Inc., the Company's domestic distributor, accounted for 13% and 11% of net revenues in the three months and six months ended September 30, 1998, respectively. Sales outside of North America accounted for 26% and 27% of net revenues for the three months and six months ended September 30, 1998, respectively, as compared to 25% for both the three months and six months ended September 30, 1997. Although less than eight percent of the Company's revenues were attributable to sales in Asia during the six months ended September 30, 1998, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers. See "-- Factors That May Affect Future Results-- International Sales."

    Gross Margin. Gross margin (gross profit as a percentage of net revenues) was 62.8% and 61.6% for the three months and six months ended September 30, 1998, respectively, as compared to 53.9% and 53.0% for the three months and six months ended September 30, 1997, respectively. The increase in gross margin resulted from increased utilization of the Company's wafer fabrication facility, as well as cost reductions of approximately $600,000 and $1 million for the three months and six months ended September 30, 1998, respectively, on purchased parts, direct materials and services. The Company's gross margin is primarily impacted by factory utilization, wafer yields, product mix and the Company's timing of depreciation expense and other costs associated with expanding its manufacturing capacity. Although AMCC does not expect its gross margin to continue to increase at the rates reflected above, its strategy is to maximize factory utilization whenever possible, maintain or improve its manufacturing yields, and focus on the development and sales of high-performance products that can have higher gross margins. There can be no assurance, however, that the Company will be successful in achieving these objectives or that the trend of increasing gross margins will continue. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income. See "Factors That May Affect Future Results--Fluctuations in Operating Results."

    Research and Development. Research and development ("R&D") expenses increased to approximately $4.9 million, or 19.4% of net revenues, for the three months ended September 30, 1998, from approximately $3.5 million, or 19.2% of net revenues, for the three months ended September 30, 1997, and increased to approximately $9.5 million, or 19.5% of net revenues, for the six months ended September 30, 1998 from approximately $6.0 million, or 17.0% of net revenues for the six months ended September 30, 1997. The increases in R&D expenses for both the three months and six months ended September 30, 1998 were due to accelerated new product and process development efforts including increases in personnel costs of $600,000 and $1.4 million, respectively, and increases in prototyping and outside contractor costs of $1.0 million and $2.3 million, respectively which increases were partially offset by decreases in certain other expenses. The Company believes that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, the Company expects R&D expenses to increase in absolute dollars in the future. Currently, R&D expenses are primarily focused on the development of products and processes for the telecommunications and data communications markets, and the Company expects to continue this focus.

    Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $4.1 million, or 16.3% of net revenues, for the three months ended September 30, 1998, as compared to approximately $3.4 million, or 18.7% of net revenues, for the three months ended September 30, 1997 and were approximately $8.2 million, or 16.8% of net revenues, for the six months ended September 30, 1998, as compared to approximately $6.7 million, or 19.1% of net revenues, for the six months ended September 30, 1997. The increase in SG&A expenses in absolute dollars for the three months and six months ended September 30, 1998, primarily reflected increases of $500,000 and $900,000, respectively, in personnel costs, increases of $100,000 and $200,000, respectively, in product promotion expenses, and an increase of $200,000 in commissions earned by third-party sales representatives in both the three months and six months ended September 30, 1998. The decreases in SG&A expenses as a percentage of net revenues in the three months and six months ended September 30, 1998 were a result of net revenues increasing more rapidly than SG&A expenses. The Company expects SG&A expenses to increase in the future due to additional staffing in its sales and marketing departments, due to increased spending on information technology and due to increased product promotion expenses.

    Operating Margin. The Company's operating margin increased to 27.1% and 25.3% of net revenues for the three months and six months ended September 30, 1998, respectively, compared to 16.0% and 16.9% for the three months and six months ended September 30, 1997, respectively, principally as a result of the increase in gross margin and the decrease in SG&A expenses as a percentage of net revenues, offset partially by increases in R&D expense as a percentage of net revenues.

    Net Interest Income. Net interest income increased to $832,000 for the three months ended September 30, 1998 from $85,000 for the three months ended September 30, 1997 and increased to $1.6 million for the six months ended September 30, 1998 from $151,000 for the six months ended September 30, 1997. These increases were due principally to higher interest income from larger cash and short-term investment balances generated by the proceeds from the Company's public offerings completed in the second half of the fiscal year ended March 31, 1998.

    Income Taxes. The Company's estimated annual effective tax rate used for the six months ended September 30, 1998 was 36%, compared to an effective tax rate of 2.6% for the six months ended September 30, 1997. This increase in the tax rate was to due to the Company's expectation that its effective tax rate will approximate statutory rates in fiscal 1999. Fiscal 1998's effective tax rate was decreased from statutory rates due to the reduction of a valuation allowance recorded against deferred tax assets for net operating loss carryforwards and credits.

     Deferred Compensation. In connection with the grant of certain stock options to employees during the six months ended September 30, 1997, the Company recorded aggregate deferred compensation of $599,000, representing the difference between the fair value of the Common Stock at the date of grant for accounting purposes and the option exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Amortization of deferred compensation recorded for the six months ended September 30, 1998 was $80,000. The Company currently expects to record amortization of deferred compensation with respect to these option grants of approximately $159,000, $159,000, $129,000 and $25,000 during the fiscal years ended March 31, 1999, 2000, 2001 and 2002, respectively.

     Backlog. The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $40.0 million on September 30, 1998, compared to $24.2 million on September 30, 1997. Included in backlog at September 30, 1998 is the $16.2 million balance of an order received during the six months ended September 30, 1998 from Raytheon Systems Co. related to a end-of-life buy for integrated circuits used in its high speed radar systems. See "Factors That May Affect Future Results-- Fluctuations in Operating Results."

     Recently Adopted Accounting Standards. In April 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The adoption of these standards did not effect the operations or financial position of the Company at September 30, 1998 or for the three months and six months then ended.

     Year 2000. As a semiconductor manufacturer with its own wafer fabrication facility, the Company is dependent on computer systems and manufacturing equipment with embedded hardware or software to conduct its business. The Company has developed and is currently executing a risk-based plan designed to make its computer systems, applications, computer and manufacturing equipment and facilities Year 2000 ready. The plan covers five stages including (i) inventory, (ii) assessment, (iii) remediation, (iv) testing, and (v) contingency planning. As of September 30, 1998, the Company is in the process of performing the inventory and assessment stages and expects to complete these stages in January 1999. The Company will primarily utilize internal resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation, testing and contingency planning stages are targeted to be completed in September 1999.

     The Company is initiating communications with its critical external suppliers to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not reasonably estimable.

     To date, the Company has incurred and expensed approximately $150,000 related to the Year 2000 project and expects to incur an additional $750,000 on
completing the Year 2000 project.   Approximately one-half  of the costs
associated with the Year 2000 project are expected to relate to internal resources that have been reallocated from other projects, with the balance of costs reflecting incremental spending for equipment and software upgrades. The costs of the Year 2000 Project are expected to be funded through operating cash flows with the cost of internal resources expensed as incurred and the cost of equipment and software upgrades capitalized or expensed in accordance with the Company's policy on property and equipment.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to identify and correct equipment with embedded hardware or software and similar uncertainties. See "--Factors That May Affect Future Results--Year 2000".


Liquidity and Capital Resources

     The Company's principal source of liquidity as of September 30, 1998 consisted of $66.8 million in cash, cash equivalents and short-term investments. Working capital as of September 30, 1998 was $85.1 million, compared to $77.4 million as of March 31, 1998.

     For the six months ended September 30, 1998 and 1997, net cash provided by operating activities was $7.2 million and $6.9 million, respectively. Net cash provided by operating activities for the six months ended September 30, 1998 primarily reflected net income before depreciation and amortization expense plus increased accrued liabilities less increased accounts receivable and inventories. Net cash provided by operating activities for the six months ended September 30, 1997 primarily reflected net income before depreciation and amortization expense plus increased accounts payables less increased accounts receivables, deferred income taxes, and inventories and less decreased accrued liabilities.

     Capital expenditures and the purchase of other assets totaled $9.2 million and $4.0 million for the six months ended September 30, 1998, and 1997, respectively, of which $500,000 was financed using debt for the six months ended September 30, 1998. The Company intends to increase its capital expenditures for manufacturing equipment, test equipment and computer hardware and software. The Company has tentative plans to initiate construction of a new six-inch wafer fabrication facility during 1999 and to complete the physical plant during 2000. The Company believes the new facility will not begin commercial production prior to 2001. However, the Company is also evaluating other alternatives to provide for additional capacity and process development. The Company currently expects to spend approximately $8.5 million on capital expenditures and the purchase of other assets in the second half of fiscal 1999, of which approximately $1.6 million is currently estimated to be related to the expansion of capacity of its existing wafer fabrication facility and approximately $900,000 is planned to relate to the initial site acquisition and planning of the Company's new wafer fabrication facility. In July 1998 the Company acquired the right to purchase, in the form of a ground lease, a parcel of land as a site for its new wafer fabrication facility. This parcel of land is located approximately one-quarter mile from the Company's headquarters in San Diego, California. The Company made payments of $0.9 million related to this transaction in July 1998. The lease provides the Company with the option, subject to certain conditions, to acquire the land for total additional payments of approximately $3.8 million through May 31, 1999. However, the lease provides that, if certain conditions are met, the landlord can require the Company to purchase the land by May 31, 1999. The
lease may not be extended beyond May 31, 1999.   In the course of acquiring land
and securing financing for the proposed new facility, the Company may be required to expend additional funds and to provide marketable securities as collateral. The Company estimates that the total cost of the new wafer fabrication facility will be at least $80.0 million, of which at least $35.0 million relates to the purchase of land and construction of the facility and at least $45.0 million relates to capital equipment purchases. The Company plans to finance the new wafer fabrication facility through a combination of available cash, cash equivalents and short term investments, cash from operations and debt and lease financing. The Company is also exploring other alternatives for the expansion of its manufacturing capacity, including purchasing a wafer fabrication facility or entering into strategic relationships to obtain additional capacity. Although the Company believes that it will be able to obtain financing for a significant portion of the planned capital expenditures at competitive rates and terms from its existing and new financing sources, there can be no assurance that the Company will be successful in these efforts or that the new facility will be completed and in volume production within its current budget or within the period currently scheduled by the Company. Furthermore, there can be no assurance that other alternatives to constructing a new wafer fabrication facility will be available on a timely basis or at all. See "Factors That May Affect Future Results-- Manufacturing Capacity Limitations; New Production Facility," "--Dependence on Third-Party Manufacturing and Supply Relationships" and "--Need For Additional Capital."

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

FACTORS THAT MAY AFFECT FUTURE RESULTS

Fluctuations in Operating Results

     AMCC has experienced and may in the future experience fluctuations in its operating results. The Company had fluctuating revenues and incurred net losses in fiscal 1995 and 1996. The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit and operating income, including, but not limited to: the rescheduling or cancellation of orders by customers; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in manufacturing output and yields and inventory levels; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the announcement or introduction of products and technologies by the Company's competitors; the availability of external foundry capacity, purchased parts and raw materials; competitive pressures on selling prices; the timing of costs associated with warranties and product returns; the timing of investments in research and development; market acceptance of the Company's and its customers' products; the timing of depreciation and other expenses to be incurred by the Company in connection with its proposed new wafer fabrication facility; costs associated with compliance with applicable environmental regulations; costs associated with future litigation, if any, including without limitation, litigation or settlements relating to the use or ownership of intellectual property; general semiconductor industry conditions; and general economic conditions, including, but not limited to, economic conditions in Asia.

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

     A significant portion of the Company's revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on the Synchronous Optical Network ("SONET")/Synchronous Digital Hierarchy ("SDH") transmission standards and the Asynchronous Transfer Mode ("ATM") transmission standard. If the communications market evolves to new standards, there is no assurance the Company will be able to successfully design and manufacture new products that address the needs of its customers or that such new products will meet with substantial market acceptance. Although the Company has developed products for the Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products have only recently commenced, and there is no assurance AMCC will be successful in addressing the market opportunities for products based on these standards. See "--Rapid Technological Change; Necessity to Develop and Introduce New Products."

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

Dependence on the Automated Test Equipment Market

   The Company historically has derived significant revenues from product sales to customers in the Automated Test Equipment ("ATE") market and currently anticipates that it will continue to derive significant revenues from sales to
customers in this market in the near term.   Customers in the ATE market have
recently experienced decreased demand due primarily to changing growth in the slower semiconductor industry and economic turmoil in Asia. Accordingly, the Company's net revenues in the ATE markets have declined for two consecutive quarters, and the Company believes that revenue from the ATE market will decline further.

     There can be no assurance that conditions in the semiconductor industry will improve or that the economic situation in Asia will improve. Because the Company's revenues in the ATE market depend on the demand for its customers' ATE products, any further reduction in such demand due to further downturns in the semiconductor industry or continued economic turmoil in Asia could adversely affect the Company's business, operating results and financial condition .

Dependence on High-Speed Computing Market

     The Company historically has derived significant revenues from product sales to customers in the high-speed computing market and currently anticipates that it will continue to derive significant revenues from sales to customers in this market in the near term. The market for high-speed computing IC products is subject to extreme price competition. The Company believes that the average selling prices of the Company's IC products for the high-speed computing market will decline in future periods and that the Company's gross margin on sales of such products may also decline in future periods. There can be no assurance that the Company will be able to reduce the costs of manufacturing its high-speed computing IC products in response to declining average selling prices. Even if the Company successfully utilizes new processes or technologies to reduce the manufacturing costs of its high-speed computing products in a timely manner, there can be no assurance that the Company's customers in the high-speed computing market will purchase such new products. A failure by the Company to reduce its manufacturing costs sufficiently or a failure by the Company's customers to purchase such products could have a material adverse effect on the Company's business, financial condition and operating results. Furthermore, the Company expects that certain of its competitors may seek to develop and introduce products that integrate the functions performed by the Company's high-speed computing IC products on a single chip. In addition, one or more of the Company's customers may choose to utilize discrete components to perform the functions served by the Company's high-speed computing IC products or may use their own design and fabrication facilities to create a similar product. In either case, the need for high-speed computing customers to purchase the Company's IC products could be eliminated, which could adversely affect the Company's business, financial condition and operating results. See "--Intense Competition."

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

Manufacturing Capacity Limitations; New Production Facility

     The Company currently manufactures a majority of its IC products at its four-inch wafer fabrication facility located in San Diego, California. The Company believes that, upon the completion of further potential expansion of capacity at its existing fabrication facility, it will be able to satisfy its production needs of products produced in its fabrication facility through early 2001, although this date may vary depending on, among other things, the Company's rate of growth. The Company will be required to hire, train and manage additional production personnel in order to increase its production capacity as scheduled. In the event the Company's expansion of the manufacturing capacity of its fabrication facility is not completed on a timely basis, the Company could face production capacity constraints, which could have a material adverse effect on the Company's business, financial condition and operating results.

     Based on the Company's current forecasts of its future need for manufacturing capacity, the Company has tentative plans for the construction of a new six-inch wafer fabrication facility, initially to complement, and potentially to replace, its existing facility in San Diego. The Company is also exploring other alternatives for the expansion of its manufacturing capacity, including purchasing a wafer fabrication facility or entering into strategic relationships to obtain additional capacity. In July 1998 the Company acquired the right to purchase, in the form of a ground lease, a parcel of land as a site for its new wafer fabrication facility. This parcel of land is located approximately one quarter mile from the Company's headquarters in San Diego,
California.   The Company made payments of  $0.9 million related to this transaction in July 1998. This lease provides the Company with the option, subject to certain conditions, to acquire the land for total additional payments of approximately $3.8 million through May 31, 1999. However, the lease provides that if certain conditions are met, the landlord can require the Company to purchase the land by May 31, 1999. The lease may not be extended beyond May 31, 1999. The Company currently plans to acquire the site to which it has rights by mid-1999, to initiate construction of the new facility during 1999 and to complete the physical plant during 2000. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the facility, a process which the Company anticipates will take at least nine months. Accordingly, the Company believes the new facility will not commence commercial production prior to 2001. This new fabrication facility will have room for additional equipment and manufacturing capacity. The Company estimates that the cost of the new wafer fabrication facility will be at least $80.0 million, of which at least $35.0 million relates to the purchase of land and construction of the building and at least $45.0 million relates to capital equipment purchases necessary to establish the initial manufacturing capacity of the facility. The Company currently anticipates that a significant portion of these capital equipment purchases will occur prior to the end of 1999. The Company intends to fund approximately $24.0 million of the total cost of the new facility with a portion of the proceeds from the Company's initial and secondary public offering which are now invested in short-term investments. The balance of the cost of this facility is expected to be funded through a combination of available cash, cash equivalents and short-term investments, cash from operations and additional debt, lease or equity financing. There can be no assurance that the Company will be able to obtain the additional financing necessary to fund the construction and completion of the new manufacturing facility. Any failure by the Company to obtain such financing on a timely basis could delay the completion of the facility and have a material adverse effect on the Company's business, financial condition and results of operations. As the rights to acquire the site for the Company's proposed new manufacturing facility are subject to certain conditions, there can be no assurance that the Company will be able to acquire the site in a timely manner, if at all. Any significant delay by the Company in acquiring the site or, if such site becomes unavailable, finding a new site for the potential wafer fabrication facility, could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company's existing wafer fabrication facility is, and its proposed new wafer fabrication facility is expected to be, located in California. There can be no assurance that these facilities will not be subject to natural disasters such as earthquakes or floods. In addition, the depreciation and other expenses to be incurred by the Company in connection with the expansion of its existing manufacturing facility and in connection with its proposed new wafer fabrication facility may adversely effect the Company's gross margin in any future fiscal period. Furthermore, there can be no assurance that other alternatives to constructing a new wafer fabrication facility will be available on a timely basis or at all. See "--Dependence on Third-Party Manufacturing and Supply Relationships" and "--Need For Additional Capital."

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

Customer Concentration

     Historically, a relatively small number of customers has accounted for a significant portion of the Company's revenues in any particular period. The Company has no long-term volume purchase commitments from any of its major customers. In fiscal 1997, fiscal 1998, the first half of fiscal 1999 and the quarter ended September 30, 1998, the Company's five largest customers accounted for approximately 44%, 46%, 55% and 61% of the Company's revenues in each of such periods and sales to Nortel accounted for approximately 20%, 21%, 17% and 16% of the Company's revenues in each of such periods. Raytheon Systems Co. accounted for 18% and 12% of the net revenues for the three months and six months ended September 30, 1998, including $2.9 million of shipments in the three months ending September 30, 1998, relating to the partial fulfillment of an end-of-life order for integrated circuits used in its high speed radar systems. The Company believes that the $16.2 million balance of this end-of-life order, which is included in the Company's backlog of $40.0 million at September 30, 1998, is expected to be shipped over the next 3 to 5 quarters. The Company anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more of its significant customers select products manufactured by one of the Company's competitors for inclusion in future product generations, the Company's business, financial condition and operating results could be materially and adversely affected. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current significant customers could materially and adversely affect the Company's business, financial condition and operating results. See"--Intense Competition," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

International Sales

     International sales (including sales to Canada) accounted for 40%, 42% and 42% of revenues in fiscal 1997, fiscal 1998 and the first half of fiscal 1999, respectively. The Company anticipates that international sales may increase in future periods and may account for an increasing portion of the Company's revenues. As a result, an increasing portion of the Company's revenues may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. Although less than eight percent of the Company's revenues were attributable to sales in Asia during the six months ended September 30, 1998, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the United States or other countries. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and operating results.

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

Year 2000
----------

     As a semiconductor manufacturer with its own wafer fabrication facility, the Company is dependent on computer systems and manufacturing equipment with embedded hardware or software to conduct its business. The Company has developed and is currently executing a risk-based plan designed to make its computer systems, applications, computer and manufacturing equipment and facilities Year 2000 ready. The plan covers five stages including (i) inventory, (ii) assessment, (iii) remediation, (iv) testing, and (v) contingency planning. As of September 30, 1998, the Company is in the process of performing the inventory and assessment stages and expects to complete these stages in January 1999. The Company will primarily utilize internal resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation, testing and contingency planning stages are targeted to be completed in September 1999.

     The Company is initiating communications with its critical external suppliers to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not reasonably estimable.

     To date, the Company has incurred and expensed approximately $150,000 related to the Year 2000 project and expects to incur an additional $750,000 on
completing the Year 2000 project.   Approximately one-half the costs associated
with the Year 2000 project will be internal resources that have been reallocated from other projects with the balance of costs reflecting incremental spending for equipment and software upgrades. The costs of the Year 2000 Project will be funded through operating cash flows with the cost of internal resources expensed as incurred and the cost of equipment and software upgrades capitalized or expensed in accordance with the Company's policy on property and equipment.

     The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, the ability to identify and correct equipment with embedded hardware or software and similar uncertainties. See "--Factors That May Affect Future Results--Year 2000".


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


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Use of Proceeds

             (1) Registration Statement on Form S-1 (the "Registration Statement") File No. 333-37609 which was declared effective on November 24, 1997

             As of September 30, 1998, the Company had invested the net offering proceeds of $25,111,000 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from October 1, 1998 to November 13, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

             (2) Registration Statement on Form S-1, File No. 333-46071 which was declared effective on March 11, 1998

             As of September 30, 1998, the Company had invested the net offering proceeds of $26,882,000 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from October 1, 1998 to November 13, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Secondary Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on August 4, 1998. Of the 22,784,553 shares of Common Stock which could be voted at the Annual Meeting, 16,184,458 shares of Common Stock, representing 71%, were represented at the Annual Meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

           (a) Election of the following persons to the Company's Board of Directors, to hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified:

                                             For       Withheld
                                          ----------   --------
           William K. Bowes, Jr.          16,158,216     26,242

           R. Clive Ghest                 16,164,446     20,012
           Franklin P. Johnson, Jr.       16,157,216     27,242
           David M. Rickey                16,161,447     23,011
           Roger A. Smullen, Sr.          16,161,447     23,011
           Arthur B. Stabenow             16,149,071     35,387

           (b) Approval of the Company's 1998 Employee Stock Purchase Plan and reserve up to 400,000 shares of Common Stock for issuance thereunder:

                      For          Against        Abstain
                   ----------      -------        -------
                   15,983,837      170,757          100

           (c) Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending March 31, 1999:

                      For          Against        Abstain
                   ----------      -------        -------
                   16,177,242         50            7,166


ITEM 5  OTHER INFORMATION

            None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (A)  EXHIBITS
             10.24  (*) 1998 Employee Stock Purchase Plan and form of
                        Subscription Agreement
             10.25 Agreements related to the Company's right to acquire land:
                         a) Ground Lease, by and between Applied Micro Circuits Corporation and Kilroy Realty L.P.
                         b)  Agreement for Consulting Services
             27.1  Financial Data Schedule

             (*) Incorporated by reference to Appendix I filed with the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders filed on June 15, 1998.

        (B)  REPORTS ON FORM 8-K

             No Reports on Form 8-K were filed during the quarter ended September 30, 1998

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 16, 1998        Applied Micro Circuits Corporation

                              By:    /s/ Joel O. Holliday
                                     --------------------
                                        Joel O. Holliday
                            Vice President, Finance and Administration
                               And Chief Financial Officer
                             (Duly Authorized Signatory and Principal
                               Financial and Accounting Officer)

                                 Exhibit Index
                                 -------------

Exhibit
Number      Description
-------     -----------

 10.24  (*) 1998 Employee Stock Purchase Plan and form of
            Subscription Agreement
 10.25 Agreements related to the Company's right to acquire land:
             a) Ground Lease, by and between Applied Micro Circuits Corporation and Kilroy Realty L.P.
             b)  Agreement for Consulting Services
 27.1  Financial Data Schedule

(*) Incorporated by reference to Appendix I filed with the Registrant's Proxy Statement for the 1998 Annual Meeting of
      Stockholders filed on June 15, 1998.