Form 10-Q
period 1998-12-31
APPLIED MICRO CIRCUITS CORP
filed 1999-02-16
CIK 711065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1998, OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM      TO      .
                                                ------  ------

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

                                YES  [x]  NO
                                     ---     ---

     As of December 31, 1998, 23,362,772 shares of the Registrant's Common Stock were issued and outstanding.

                      APPLIED MICRO CIRCUITS CORPORATION
                                     INDEX


                                                                           PAGE
                                                                           ----
Part I.  FINANCIAL INFORMATION:

Item 1.  a)  Condensed Consolidated Balance Sheets at December 31, 1998
             (unaudited) and March 31, 1998.............................      1

         b)  Condensed Consolidated Statements of  Income (unaudited)
             for the three months ended and nine months ended
             December 31, 1998 and 1997.................................      2

         c)  Condensed Consolidated Statements of Cash Flows (unaudited)
             for the nine months ended December 31, 1998 and 1997.......      3

         d)  Notes to Condensed Consolidated Financial Statements
             (unaudited)................................................      4

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations......................................      6


Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings..............................................     24

Item 2.  Changes in Securities and Use of Proceeds......................     24

Item 3.  Defaults upon Senior Securities................................     25

Item 4.  Submission of Matters to a Vote of Security Holders............     25

Item 5.  Other Information..............................................     25

Item 6.  Exhibits and Reports on Form 8-K...............................     25

Signatures .............................................................     26
================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                      APPLIED MICRO CIRCUITS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                            DECEMBER  31,    MARCH 31,
                                                                                                1998           1998
                                                                                            -------------   ----------
                                                                                             (UNAUDITED)
                                         ASSETS
                                         ------
Current assets:
     Cash and cash equivalents...........................................................   $  9,428        $  6,460
     Short-term investments--available-for-sale..........................................     68,293          61,436
     Accounts receivable, net of allowance for doubtful accounts of $180 and $350
       at December 31, 1998 (unaudited) and March 31, 1998, respectively.................     16,888          12,179
     Inventories.........................................................................      9,692           8,185
     Deferred income taxes...............................................................      2,982           3,882
     Notes receivable from officers and employees........................................        815              87
     Other current assets................................................................      1,975           2,297
                                                                                            --------        --------
               Total current assets......................................................    110,073          94,526
Property and equipment, net..............................................................     21,980          17,218
Other assets.............................................................................      1,994           1,090
                                                                                            --------        --------
     Total assets........................................................................   $134,047        $112,834
                                                                                            ========        ========

                           LIABILITIES AND STOCKHOLDERS' EQUITY
                           ------------------------------------
Current liabilities:
     Accounts payable....................................................................   $  3,407        $  5,215
     Accrued payroll and related expenses................................................      5,150           5,057
     Other accrued liabilities...........................................................      3,737           2,344
     Deferred revenue....................................................................      1,233           1,873
     Current portion of long-term debt...................................................      1,277             567
     Current portion of capital lease obligations........................................        884           2,053
                                                                                            --------        --------
               Total current liabilities.................................................     15,688          17,109
Long-term debt, less current portion.....................................................      5,327           2,736
Long-term capital lease obligations, less current portion................................        765           1,355
Stockholders' equity:
     Preferred Stock, $0.01 par value:
       2,000,000 shares authorized, none issued and outstanding...........................          -               -
     Common Stock, $0.01 par value:
       Authorized shares--60,000,000
       Issued and outstanding shares--23,362,772 at December 31, 1998 (unaudited)
        and 22,536,013 at March 31, 1998.................................................        234             225
     Additional paid-in capital..........................................................     92,542          86,660
     Deferred compensation, net..........................................................       (352)           (472)
     Retained earnings...................................................................     20,298           5,722
     Notes receivable from stockholders..................................................       (455)           (501)
                                                                                            --------        --------
               Total stockholders' equity................................................    112,267          91,634
                                                                                            --------        --------
     Total liabilities and stockholders' equity..........................................   $134,047        $112,834
                                                                                            ========        ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                       APPLIED MICRO CIRCUITS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                                       THREE MONTHS        NINE MONTHS
                                                                           ENDED              ENDED
                                                                        DECEMBER 31,       DECEMBER 31,
                                                                    -----------------    -----------------
                                                                      1998     1997        1998     1997
                                                                    -------   -------    --------  -------
Net revenues....................................................    $26,653   $19,666    $75,436   $54,874
Cost of revenues................................................      9,339     8,836     28,085    25,370
                                                                    -------   -------    -------   -------
Gross profit....................................................     17,314    10,830     47,351    29,504
Operating expenses:
   Research and development.....................................      5,211     3,337     14,740     9,339
   Selling, general and administrative..........................      4,284     3,530     12,466    10,260
                                                                    -------   -------    -------   -------
     Total operating expenses...................................      9,495     6,867     27,206    19,599
                                                                    -------   -------    -------   -------
Operating income................................................      7,819     3,963     20,145     9,905
Interest income, net............................................        850       143      2,493       294
                                                                    -------   -------    -------   -------
Income before income taxes......................................      8,669     4,106     22,638    10,199
Provision for income taxes......................................      3,034       103      8,062       262
                                                                    -------   -------    -------   -------
Net income......................................................    $ 5,635   $ 4,003    $14,576   $ 9,937
                                                                    =======   =======    =======   =======
Basic earnings per share:
   Earnings per share...........................................    $  0.25   $  0.35    $  0.65   $  1.37
                                                                    =======   =======    =======   =======
   Shares used in calculating basic earnings per share..........     22,855    11,359     22,470     7,243
                                                                    =======   =======    =======   =======
Diluted earnings per share:
   Earnings per share...........................................    $  0.23   $  0.20    $  0.59   $  0.51
                                                                    =======   =======    =======   =======
   Shares used in calculating diluted earnings per share........     24,826    20,383     24,634    19,306
                                                                    =======   =======    =======   =======


    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                                                            NINE MONTHS ENDED
                                                                                                               DECEMBER 31,
                                                                                                          ---------------------
                                                                                                             1998        1997
                                                                                                          ---------    --------
Operating Activities
     Net income........................................................................................   $  14,576    $  9,937
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation and amortization...............................................................       4,937       4,053
           Write-offs of inventories...................................................................           -         598
           Amortization of deferred compensation.......................................................         120          87
           Changes in assets and liabilities:
               Accounts receivable.....................................................................      (4,709)     (2,111)
               Inventories.............................................................................      (1,507)     (1,070)
               Other current assets....................................................................         322        (237)
               Accounts payable........................................................................      (1,808)      2,582
               Accrued payroll and other accrued liabilities...........................................       5,163        (642)
               Deferred income taxes...................................................................         900      (1,813)
               Deferred revenue........................................................................        (640)        455
                                                                                                          ---------    --------
                     Net cash provided by operating activities.........................................      17,354      11,839
Investing Activities
      Proceeds from sales and maturities of short-term investments.....................................     136,245      23,268
      Purchase of short-term investments...............................................................    (143,102)    (41,466)
      Payments on notes receivable from officer and employees..........................................         262           -
      Notes receivable from officer and employees......................................................           -        (118)
      Purchase of property and equipment and other assets..............................................     (11,593)     (8,431)
                                                                                                          ---------    --------
                     Net cash used for investing activities............................................     (18,188)    (26,747)
Financing Activities
      Proceeds from issuance of common stock, net......................................................       2,214      25,454
      Repurchase of preferred stock....................................................................           -      (3,877)
      Payments on notes receivable from stockholders...................................................          46          12
      Payments on capital lease obligations............................................................      (1,759)     (2,209)
      Proceeds from long-term debt.....................................................................       3,784           -
      Payments on long-term debt.......................................................................        (483)        (37)
                                                                                                          ---------    --------
                     Net cash provided by financing activities.........................................       3,802      19,343
                                                                                                          ---------    --------
                     Net increase in cash and cash equivalents.........................................       2,968       4,435
Cash and cash equivalents at beginning of period.......................................................       6,460       5,488
                                                                                                          ---------    --------
Cash and cash equivalents at end of period.............................................................   $   9,428    $  9,923
                                                                                                          =========    ========

Supplemental disclosure of cash flow information:
      Cash paid for:
        Interest.......................................................................................   $    373     $    358
        Income taxes...................................................................................   $  2,505     $  2,559



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

    The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following (in thousands):

                                                            THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                               DECEMBER  31,                        DECEMBER 31,
                                                        ---------------------------         ----------------------------
                                                            1998           1997                 1998           1997
                                                        ------------   ------------         ------------   -------------
Shares used in Basic Earnings Per Share
     Computations - Weighted average common
     shares outstanding..............................      22,855         11,359               22,470           7,243

Effect of  conversion of preferred stock from
     date of issuance................................           -          6,414                    -           9,911
Net effect of dilutive common share equivalents
     based on the treasury stock method..............       1,971          2,610                2,164           2,152
                                                        ---------      ---------            ---------       ---------
Shares used in Diluted Earnings Per Share
     Computations....................................      24,826         20,383               24,634          19,306
                                                        =========      =========            =========       =========

NEW ACCOUNTING STANDARDS

    On April 1, 1998 the Company adopted, the Statement of Financial Accounting Standards (SFAS) No. 130, Reporting Comprehensive Income, and SFAS No. 131, Segment Information. SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income for the nine months ended December 31, 1998 and 1997 did not differ from net income for the same periods. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The Company believes it operates in one business and operating segment. The adoption of SFAS No. 131 did not have a material impact on the Company's operations or financial position.

2.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                                            DECEMBER 31,      MARCH 31,
                                                               1998             1998
                                                           -------------     ----------
Inventories (in thousands):
  Raw materials............................................  $1,435            $1,207
  Work in process..........................................   6,842             5,161
  Finished goods...........................................   1,415             1,817
                                                             ------            ------
                                                             $9,692            $8,185
                                                             ======            ======

3.  RIGHT TO PURCHASE LAND

    In July 1998 the Company acquired the right to purchase, in the form of a ground lease, a parcel of land as a site for its new wafer fabrication facility. This parcel of land is located approximately one quarter mile from the Company's headquarters in San Diego, California. The Company has made payments of $1.0 million related to this transaction through December 31, 1998. In December 1998, the Company exercised this right to acquire the land and will be required to make additional payments of approximately $3.7 million by May 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended March 31, 1998 for Applied Micro Circuits Corporation (the "Company" or "AMCC"). This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties, including those discussed in "Factors that May Affect Future Results" below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

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

RESULTS OF OPERATIONS

    The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                    DECEMBER 31,            DECEMBER 31,
                                                               ---------------------     --------------------
                                                                  1998         1997        1998       1997
                                                               --------      -------     --------   --------
Net revenues................................................     100.0%       100.0%       100.0%     100.0%
Cost of revenues............................................      35.0%        44.9%        37.2%      46.2%
                                                                 -----        -----        -----      -----
Gross profit................................................      65.0%        55.1%        62.8%      53.8%
Operating expenses:
  Research and development..................................      19.6%        17.0%        19.6%      17.0%
  Selling, general and administrative.......................      16.1%        17.9%        16.5%      18.7%
                                                                 -----        -----        -----      -----
     Total operating expenses...............................      35.7%        34.9%        36.1%      35.7%
                                                                 -----        -----        -----      -----
Operating income............................................      29.3%        20.2%        26.7%      18.1%
Net interest income.........................................       3.2%         0.7%         3.3%       0.5%
                                                                 -----        -----        -----      -----
Income before provisions for income taxes...................      32.5%        20.9%        30.0%      18.6%
Provision for income taxes..................................      11.4%         0.5%        10.7%       0.5%
                                                                 -----        -----        -----      -----
Net income..................................................      21.1%        20.4%        19.3%      18.1%
                                                                 =====        =====        =====      =====

    Net Revenues. Net revenues for the three months and nine months ended December 31, 1998 were approximately $26.7 million and $75.4 million representing increases of 36% and 37%, respectively, over net revenues of $19.7 million and $54.9 million for the three months and nine months ended December 31, 1997, respectively. Revenues from sales of communications products increased from 49% and 47% of net revenues for the three months and nine months ended December 31, 1997, respectively, to 55% and 52% of net revenues for the three months and nine months ended December 31, 1998, respectively, reflecting unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of products to other markets, consisting of the ATE, high-speed computing and military markets, decreased from 51% and 53% of net revenues during the three months and nine months ended December 31, 1997, respectively, to 45% and 48% of net revenues for the three months and nine months ended December 31, 1998, although aggregate revenues from sales to these other markets increased in absolute dollars. The increase in revenues in absolute dollars attributable to these other markets was primarily due to $3.0 million and $6.1 million of shipments in the three months and nine months ended December 31, 1998, respectively, relating to the partial fulfillment of an end-of-life order from Raytheon Systems Co. See "--Backlog" and "--Factors That May Affect Future Results-- Fluctuations in Operating Results" and "-- Customer Concentration." Sales to Nortel accounted for 20% and 18% of net revenues for the three months and nine months ended December 31, 1998, respectively, as compared to 21% and 20% for the three months and nine months ended December 31, 1997, respectively. Sales to Raytheon Systems Co., a military Customer, accounted for 14% and 13% of net revenues for the three months and nine months ended December 31, 1998, respectively, and were less than 10% of revenues in the comparable periods in the prior fiscal year. Sales to Insight Electronics, Inc., the Company's domestic distributor, accounted for 17% and 13% of net revenues in the three months and nine months ended December 31, 1998, respectively compared to 11% and less than 10% for the three months and nine months ended December 31, 1997, respectively. Sales outside of North America accounted for 21% and 25% of net revenues for the three months and nine months ended December 31, 1998, respectively, as compared to 23% and 24% for the three months and nine months ended December 31, 1997, respectively. Although less than eight percent of the Company's revenues were attributable to sales in Asia during the nine months ended December 31, 1998, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers. See "-- Factors That May Affect Future Results-- International Sales."

    Gross Margin. Gross margin (gross profit as a percentage of net revenues) was 65.0% and 62.8% for the three months and nine months ended December 31, 1998, respectively, as compared to 55.1% and 53.8% for the three months and nine months ended December 31, 1997, respectively. The increase in gross margin resulted from increased utilization of the Company's wafer fabrication facility, as well as cost reductions of approximately $700,000 and $1.7 million for the three months and nine months ended December 31, 1998, respectively, on purchased parts, direct materials and services. The Company's gross margin is primarily impacted by factory utilization, wafer yields, product mix and the Company's timing of depreciation expense and other costs associated with expanding its manufacturing capacity. AMCC does not expect its gross margin to continue to increase at the rates reflected above and there can be no assurance that the trend of increasing gross margins will continue. In addition, the factors that affect gross margin can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income. See "Factors That May Affect Future Results-- Fluctuations in Operating Results."

    Research and Development. Research and development ("R&D") expenses increased to approximately $5.2 million, or 19.6% of net revenues, for the three months ended December 31, 1998, from approximately $3.3 million, or 17.0% of net revenues, for the three months ended December 31, 1997, and increased to approximately $14.7 million, or 19.6% of net revenues, for the nine months ended December 31, 1998 from approximately $9.3 million, or 17.0% of net revenues, for the nine months ended December 31, 1997. The increases in R&D expenses for both the three months and nine months ended December 31, 1998 were due to accelerated new product and process development efforts, including increases in personnel costs of $200,000 and $1.6 million, respectively, increases in prototyping and outside contractor costs of $900,000 and $3.2 million, respectively, and increases in certain other expenses. The Company believes that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, the Company expects R&D expenses to increase in absolute dollars in the future. Currently, R&D expenses are primarily focused on the development of products and manufacturing processes for the telecommunications and data communications markets, and the Company expects to continue this focus.

    Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $4.3 million, or 16.1% of net revenues, for the three months ended December 31, 1998, as compared to approximately $3.5 million, or 17.9% of net revenues, for the three months ended December 31, 1997 and were approximately $12.5 million, or 16.5% of net revenues, for the nine months ended December 31, 1998, as compared to approximately $10.3 million, or 18.7% of net revenues, for the nine months ended December 31, 1997. The increase in SG&A expenses in absolute dollars for the three months and nine months ended December 31, 1998, primarily reflected increases of $300,000 and $1.1 million, respectively, in personnel costs, increases of $100,000 and $400,000, respectively, in product promotion expenses, increases of $100,000 and $400,000, respectively, in commissions earned by third-party sales representatives, increases of $100,000 and $200,000, respectively, in legal costs and increases in certain other expenses. The decreases in SG&A expenses as a percentage of net revenues in the three months and nine months ended December 31, 1998 were a result of net revenues increasing more rapidly than SG&A expenses. The Company expects SG&A expenses to increase in the future due to additional staffing in the Company's sales and marketing departments, due to increased spending on information technology, and due to increased product promotion expenses.

    Operating Margin. The Company's operating margin increased to 29.3% and 26.7% of net revenues for the three months and nine months ended December 31, 1998, respectively, compared to 20.2% and 18.1% for the three months and nine months ended December 31, 1997, respectively, principally as a result of the increase in gross margin and the decrease in SG&A expenses as a percentage of net revenues, offset partially by increases in R&D expense as a percentage of net revenues.

    Net Interest Income. Net interest income increased to $850,000 for the three months ended December 31, 1998 from $143,000 for the three months ended December 31, 1997 and increased to $2.5 million for the nine months ended December 31, 1998 from $294,000 for the nine months ended December 31, 1997. These increases were due principally to higher interest income from larger cash and short-term investment balances generated by the proceeds from the Company's public offerings completed in the second half of the fiscal year ended March 31, 1998.

    Income Taxes. The Company's estimated annual effective tax rate used for the nine months ended December 31, 1998 was 35.6%, compared to an effective tax rate of 2.6% for the nine months ended December 31, 1997. This increase in the tax rate was to due to the Company's expectation that its effective tax rate will approximate statutory rates in fiscal 1999. Fiscal 1998's effective tax rate was decreased from statutory rates due to the reduction of a valuation allowance recorded against deferred tax assets for net operating loss carryforwards and credits.

    Deferred Compensation. In connection with the grant of certain stock options to employees during the six months ended September 30, 1997, the Company recorded aggregate deferred compensation of $599,000, representing the difference between the fair value of the Common Stock at the date of grant for accounting purposes and the option exercise price of such options. Such amount is presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Amortization of deferred compensation recorded for the nine months ended December 31, 1998 was $120,000. The Company currently expects to record amortization of deferred compensation with respect to these option grants of approximately $159,000, $159,000, $129,000 and $25,000 during the fiscal years ended March 31, 1999, 2000, 2001 and 2002, respectively.

     Backlog. The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $38.3 million on December 31, 1998, compared to $28.2 million on December 31, 1997. Included in backlog at December 31, 1998 is the $13.2 million balance of an order received from Raytheon Systems Co. related to an end-of-life buy for integrated circuits used in its high speed radar systems. See "Factors That May Affect Future Results--Fluctuations in Operating Results."

    Recently Adopted Accounting Standards. In April 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". The adoption of these standards did not effect the operations or financial position of the Company at December 31, 1998 or for the three months and nine months then ended.

    Year 2000. As a semiconductor manufacturer with its own wafer fabrication facility, the Company is dependent on computer systems and manufacturing equipment with embedded hardware or software to conduct its business. The Company has developed and is currently executing a plan designed to make its computer systems, applications, computer and manufacturing equipment and facilities Year 2000 ready. The plan covers five stages including (i) inventory,
(ii) assessment, (iii) remediation, (iv) testing, and (v) contingency planning. As of December 31, 1998, the Company is in the process of performing the inventory and assessment stages and expects to complete these stages in March 1999. The Company will primarily utilize internal resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation, testing and contingency planning stages are targeted to be completed in November 1999.

    The Company is in the process of communications with its critical external suppliers to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready, is not reasonably estimable.

    To date, the Company has incurred and expensed approximately $200,000 related to the Year 2000 project and expects to incur an additional $700,000 on completing the Year 2000 project. Approximately one-half of the costs associated with the Year 2000 project are expected to relate to internal resources that have been reallocated from other projects, with the balance of costs reflecting incremental spending for equipment and software upgrades. The costs of the Year 2000 Project are expected to be funded through operating cash flows, with the cost of internal resources expensed as incurred and the cost of equipment and software upgrades capitalized or expensed in accordance with the Company's policy on property and equipment.

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


Liquidity and Capital Resources

    The Company's principal source of liquidity as of December 31, 1998 consisted of $77.7 million in cash, cash equivalents and short-term investments. Working capital as of December 31, 1998 was $94.4 million, compared to $77.4 million as of March 31, 1998.

    For the nine months ended December 31, 1998 and 1997, net cash provided by operating activities was $17.4 million and $11.8 million, respectively. Net cash provided by operating activities for the nine months ended December 31, 1998 primarily reflected net income before depreciation and amortization expense plus increased accrued liabilities less increased accounts receivable and inventories. Net cash provided by operating activities for the nine months ended December 31, 1997 primarily reflected net income before depreciation and amortization expense plus increased accounts payables less increased accounts receivables, deferred income taxes, and inventories and less decreased accrued liabilities.

    Capital expenditures and the purchase of other assets totaled $11.6 million and $8.4 million for the nine months ended December 31, 1998 and 1997, respectively, of which $3.8 million was financed using debt for the nine months ended December 31, 1998. The Company has tentative plans to initiate construction of a new six-inch wafer fabrication facility during 2000 and to complete the physical plant during 2001. The Company believes the new facility will not begin commercial production prior to late 2001. The Company currently expects to spend approximately $4.0 million and $12.0 million on capital expenditures and the purchase of other assets in the last quarter of fiscal 1999 and in fiscal year 2000, respectively, of which approximately $4.0 million is currently planned to relate to the initial site acquisition and planning of the Company's new wafer fabrication facility. In July 1998 the Company acquired the right to purchase, in the form of a ground lease, a parcel of land as a site for its new wafer fabrication facility. This parcel of land is located approximately one-quarter mile from the Company's headquarters in San Diego, California. The Company has made payments of $1.0 million related to this transaction through December 31, 1998. In December 1998, the Company exercised this right to acquire the land and will be required to make additional payments of approximately $3.7 million by May 31, 1999. In the course of acquiring land and securing financing for the proposed new facility, the Company may be required to expend additional funds and to provide marketable securities as collateral. The Company estimates that the total cost of the new wafer fabrication facility will be at least $80.0 million, of which at least $35.0 million relates to the purchase of land and construction of the facility and at least $45.0 million relates to capital equipment purchases. The Company plans to finance the new wafer fabrication facility through a combination of available cash, cash equivalents and short term investments, cash from operations and debt and lease financing. The Company is also exploring other alternatives for the expansion of its manufacturing capacity and process development capabilities, including purchasing a wafer fabrication facility or entering into strategic relationships to obtain additional capacity. Although the Company believes that it will be able to obtain financing for a significant portion of the planned capital expenditures at competitive rates and terms from its existing and new financing sources, there can be no assurance that the Company will be successful in these efforts or that the new facility will be completed and in volume production within its current budget or within the period currently scheduled by the Company. Furthermore, there can be no assurance that other alternatives to constructing a new wafer fabrication facility will be available on a timely basis or at all. See "Factors That May Affect Future Results--Manufacturing Capacity Limitations; New Production Facility," "--Dependence on Third-Party Manufacturing and Supply Relationships" and "--Need For Additional Capital."

    The Company believes that its available cash, cash equivalents and short-term investments, and cash generated from operations, will be sufficient to meet the Company's capital requirements for the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company expects that it will need to raise additional debt or equity financing in the future to finance its internal growth and to potentially finance acquisitions of other businesses. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all. See " Factors That May Affect Future Results--Need for Additional Capital."

FACTORS THAT MAY AFFECT FUTURE RESULTS

Fluctuations in Operating Results

    AMCC has experienced and may in the future experience fluctuations in its operating results. The Company had fluctuating revenues and incurred net losses in fiscal 1995 and 1996. The Company's quarterly and annual operating results are affected by a wide variety of factors that could materially and adversely affect revenues, gross profit and operating income, including, but not limited to: the rescheduling or cancellation of orders by customers; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in manufacturing output, yields and inventory levels; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the announcement or introduction of products and technologies by the Company's competitors; the availability of external foundry capacity, purchased parts and raw materials; competitive pressures on selling prices; the amounts and timing of costs associated with warranties and product returns; the amounts and timing of investments in research and development; market acceptance of the Company's and its customers' products; the timing of depreciation and other expenses to be incurred by the Company in connection with its proposed new wafer fabrication facility; costs associated with compliance with applicable environmental regulations or remediation; costs associated with future litigation, if any, including without limitation, litigation or settlements relating to the use or ownership of intellectual property; general semiconductor industry conditions; and general economic conditions, including, but not limited to, economic conditions in Asia.

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

Dependence on the Automated Test Equipment Market

   The Company historically has derived significant revenues from product sales to customers in the Automated Test Equipment ("ATE") market and currently anticipates that it will continue to derive significant revenues from sales to customers in this market in the near term. During the past year customers in the ATE market have experienced decreased demand due primarily to slower growth in the semiconductor industry and economic turmoil in Asia. Accordingly, the Company's net revenues in the ATE markets have declined for three consecutive quarters, and the Company believes that its revenue from the ATE market will decline further.

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

Rapid Technological Change; Necessity to Develop and Introduce New Products

    The markets for the Company's products are characterized by rapidly changing technologies, evolving and competing industry standards, short product life cycles, changing customer needs, emerging competition, frequent new product introductions and enhancements, increased integration with other functions and rapid product obsolescence. The Company's future success will depend, in large part, on its ability to develop, gain access to and use leading technologies in a cost-effective and timely manner and on its ability to continue to develop its technical and design expertise. The Company's ability to have its products designed into its customers' future products, to maintain close working relationships with key customers in order to develop new products, particularly ASSPs, that meet customers' changing needs and to respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis will also be a critical factor in the Company's future success. Furthermore, once a customer has designed a supplier's product into its system, the customer typically is extremely reluctant to change its supply source due to significant costs associated with qualifying a new supplier. Accordingly, the failure by the Company to achieve design wins with its key customers could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Manufacturing Capacity Limitations; New Production Facility

    The Company currently manufactures a majority of its IC products at its four-inch wafer fabrication facility located in San Diego, California. The Company believes that, upon the completion of further potential expansion of capacity at its existing fabrication facility, it will be able to satisfy its production needs of products produced in its fabrication facility through 2001, although this date may vary depending on, among other things, the Company's rate of growth. The Company will be required to hire, train and manage additional production personnel in order to increase its production capacity as scheduled. In the event the Company's expansion of the manufacturing capacity of its fabrication facility is not completed on a timely basis, the Company could face production capacity constraints, which could have a material adverse effect on the Company's business, financial condition and operating results.

    Based on the Company's current forecasts of its future need for manufacturing capacity, the Company has tentative plans for the construction of a new six-inch wafer fabrication facility, initially to complement, and potentially to replace, its existing facility in San Diego. The Company is also exploring other alternatives for the expansion of its manufacturing capacity, including purchasing a wafer fabrication facility or entering into strategic relationships to obtain additional capacity. In July 1998 the Company acquired the right to purchase, in the form of a ground lease, a parcel of land as a site for its new wafer fabrication facility. This parcel of land is located approximately one quarter mile from the Company's headquarters in San Diego, California. The Company has made payments of $1.0 million related to this transaction through December 31, 1998. In December 1998, the Company exercised this right to acquire the land and will be required to make additional payments of approximately $3.7 million by May 31, 1999. The Company currently plans to acquire the site to which it has rights by mid-1999, to initiate construction of the new facility during 2000 and to complete the physical plant during 2001. Following the completion of the physical plant, the Company must install equipment and perform necessary testing prior to commencing commercial production at the facility, a process which the Company anticipates will take at least nine months. Accordingly, the Company believes the new facility will not commence commercial production prior to late 2001. This new fabrication facility will have room for additional equipment and manufacturing capacity. The Company estimates that the cost of the new wafer fabrication facility will be at least $80.0 million, of which at least $35.0 million relates to the purchase of land and construction of the building and at least $45.0 million relates to capital equipment purchases necessary to establish the initial manufacturing capacity of the facility. The Company intends to fund approximately $24.0 million of the total cost of the new facility with a portion of the proceeds from the Company's initial and secondary public offering which are now invested in short-term investments. The balance of the cost of this facility is expected to be funded through a combination of available cash, cash equivalents and short-term investments, cash from operations and additional debt, lease or equity financing. There can be no assurance that the Company will be able to obtain the additional financing necessary to fund the construction and completion of the new manufacturing facility. Any failure by the Company to obtain such financing on a timely basis could delay the completion of the facility and have a material adverse effect on the Company's business, financial condition and results of operations. As the rights to acquire the site for the Company's proposed new manufacturing facility are subject to certain conditions, there can be no assurance that the Company will be able to acquire the site in a timely manner, if at all. Any significant delay by the Company in acquiring the site or, if such site becomes unavailable, finding a new site for the potential wafer fabrication facility, could have a material adverse effect on the Company's business, financial condition and operating results. In addition, the Company's existing wafer fabrication facility is, and its proposed new wafer fabrication facility is expected to be, located in California. There can be no assurance that these facilities will not be subject to natural disasters such as earthquakes or floods. In addition, the depreciation and other expenses to be incurred by the Company in connection with the expansion of its existing manufacturing facility and in connection with its proposed new wafer fabrication facility may adversely effect the Company's gross margin in any future fiscal period. Furthermore, there can be no assurance that other alternatives to constructing a new wafer fabrication facility will be available on a timely basis or at all. See "--Dependence on Third-Party Manufacturing and Supply Relationships" and "--Need For Additional Capital."

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

Transition to New Process Technologies

    The markets for the Company's products are characterized by rapid changes in manufacturing process technologies. To provide competitive products to its target markets, the Company must develop or otherwise gain access to improved process technologies. The Company's future success will depend, in large part, upon its ability to continue to improve its existing process technologies, develop new process technologies including silicon germaniam (SiGe) processes and adapt its process technologies to emerging industry standards. The Company may in the future be required to transition one or more of its products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. There can be no assurance that the Company will be able to improve its process technologies and develop or otherwise gain access to new process technologies, including, but not limited to silicon germanium process technologies, in a timely or affordable manner or that such improvements or developments will result in products that achieve market acceptance. A failure by the Company to improve its existing process technologies or processes or develop or otherwise gain access to new process technologies in a timely or affordable manner could adversely affect the Company's business, financial condition and operating results. See "--Rapid Technological Change; Necessity to Develop and Introduce New Products," and "--Manufacturing Capacity Limitations; New Production Facility."

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

Customer Concentration

    Historically, a relatively small number of customers has accounted for a significant portion of the Company's revenues in any particular period. The Company has no long-term volume purchase commitments from any of its major customers. In fiscal 1997, fiscal 1998, the first nine months of fiscal 1999 and the quarter ended December 31, 1998, the Company's five largest customers accounted for approximately 44%, 46%, 57% and 63% of the Company's revenues in each of such periods and sales to Nortel accounted for approximately 20%, 21%, 18% and 20% of the Company's revenues in each of such periods. Raytheon Systems Co. accounted for 14% and 13% of the net revenues for the three months and nine months ended December 31, 1998, respectively, including $3.0 million and $6.1 million of shipments in the three months and nine months ending December 31, 1998, respectively, relating to the partial fulfillment of an end-of-life order for integrated circuits used in its high speed radar systems. The Company believes that the $13.2 million balance of this end-of-life order, which is included in the Company's backlog of $38.3 million at December 31, 1998, is expected to be shipped over the next 3 to 4 quarters. The Company anticipates that sales of its products to relatively few customers will continue to account for a significant portion of its revenues. In the event of a reduction, delay or cancellation of orders from one or more significant customers or if one or more of its significant customers select products manufactured by one of the Company's competitors for inclusion in future product generations, the Company's business, financial condition and operating results could be materially and adversely affected. There can be no assurance that the Company's current customers will continue to place orders with the Company, that orders by existing customers will continue at current or historical levels or that the Company will be able to obtain orders from new customers. The loss of one or more of the Company's current significant customers could materially and adversely affect the Company's business, financial condition and operating results. See"--Intense Competition," and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

Need for Additional Capital

    The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes its available cash, cash equivalents and short-term investments and cash generated from operations, will be sufficient to meet the Company's capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional financing during such period. The Company's future capital requirements will depend on many factors, including the costs associated with the expansion of its manufacturing operations, the rate of revenue growth, the timing and extent of spending to support research and development programs and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. Additionally, the Company may elect to acquire other businesses, which would entail the issuance of the Company's stock and the payment of cash. The Company may elect to raise additional cash to finance such transactions. The Company expects that it will need to raise additional debt or equity financing in the future, primarily for purposes of financing the acquisition of property for its proposed new wafer fabrication facility, the construction of the proposed new wafer fabrication facility and the purchase of equipment for the proposed new wafer fabrication facility. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all.

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

    As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been and in the future may be notified that it may be infringing the intellectual property rights of third parties. The Company has certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition or operating results. On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership") filed a lawsuit in the U.S. District Court for the District of Arizona against 26 companies, including the Company, engaged in the manufacture and/or sale of IC products. The complaint alleges infringement by the defendants of certain U.S. patents (the "Lemelson Patents") held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. On November 26, 1998 the Company was served a summons pursuant to this lawsuit. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered the Company a license under the Lemelson patents. The Company is monitoring this matter and, although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations for any quarter. Furthermore, there can be no assurance that the Company would prevail in any such litigation.

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

International Sales

    International sales (including sales to Canada) accounted for 40%, 42% and 41% of revenues in fiscal 1997, fiscal 1998 and the first nine months of fiscal 1999, respectively. International sales may increase in future periods and may account for an increasing portion of the Company's revenues. As a result, an increasing portion of the Company's revenues may be subject to certain risks, including changes in regulatory requirements, tariffs and other barriers, timing and availability of export licenses, political and economic instability, difficulties in accounts receivable collections, natural disasters, difficulties in staffing and managing foreign subsidiary and branch operations, difficulties in managing distributors, difficulties in obtaining governmental approvals for telecommunications and other products, foreign currency exchange fluctuations, the burden of complying with a wide variety of complex foreign laws and treaties and potentially adverse tax consequences. Although less than eight percent of the Company's revenues were attributable to sales in Asia during the nine months ended December 31, 1998, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers. The Company is also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. The Company cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of the Company's products will be implemented by the United States or other countries. Because sales of the Company's products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of the Company's products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in the Company's results of operations. Some of the Company's customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, the Company may be limited in its ability to enforce its rights under such agreements and to collect damages, if awarded. Any of the foregoing factors could have a material adverse effect on the Company's business, financial condition and operating results.

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

Volatility of Stock Price

    The market price of the Common Stock has fluctuated significantly to date. In addition, the market price of the Common Stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in the Company's anticipated or actual operating results; announcements or introductions of new products; technological innovations or setbacks by the Company or its competitors; conditions in the semiconductor, telecommunications, data communications, ATE, high-speed computing or military markets; the commencement of litigation; changes in estimates of the Company's performance by securities analysts; announcements of merger or acquisition transactions; and other events or factors. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may affect adversely the market price of the Common Stock.

Year 2000

    As a semiconductor manufacturer with its own wafer fabrication facility, the Company is dependent on computer systems and manufacturing equipment with embedded hardware or software to conduct its business. The Company has developed and is currently executing a plan designed to make its computer systems, applications, computer and manufacturing equipment and facilities Year 2000 ready. The plan covers five stages including (i) inventory, (ii) assessment,
(iii) remediation, (iv) testing, and (v) contingency planning. As of December 31, 1998, the Company is in the process of performing the inventory and assessment stages and expects to complete these stages in March 1999. The Company will primarily utilize internal resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications. The remediation, testing and contingency planning stages are targeted to be completed in November 1999.

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

    To date, the Company has incurred and expensed approximately $200,000 related to the Year 2000 project and expects to incur an additional $700,000 on completing the Year 2000 project. Approximately one-half the costs associated with the Year 2000 project will be internal resources that have been reallocated from other projects with the balance of costs reflecting incremental spending for equipment and software upgrades. The costs of the Year 2000 Project will be funded through operating cash flows with the cost of internal resources expensed as incurred and the cost of equipment and software upgrades capitalized or expensed in accordance with the Company's policy on property and equipment.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

       On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership") filed a lawsuit in the U.S. District Court for the District of Arizona against 26 companies, including the Company, engaged in the manufacture and/or sale of IC products. On November 25, 1998 the Company was served a summons pursuant to this lawsuit. The complaint alleges infringement by the defendants of certain U.S. patents (the "Lemelson Patents") held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered the Company a license under the Lemelson patents. The Company is monitoring this matter and, although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations for any quarter. Furthermore, there can be no assurance that the Company would prevail in such litigation.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c) Use of Proceeds

             (1) Registration Statement on Form S-1 (the "Registration Statement") File No. 333-37609 which was declared effective on November 24, 1997

              As of December 31, 1998, the Company had invested the net offering proceeds of $25,111,000 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from January 1, 1999 to November 15, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

             (2) Registration Statement on Form S-1, File No. 333-46071 which was declared effective on March 11, 1998

              As of December 31, 1998, the Company had invested the net offering proceeds of $26,882,000 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from January 1, 1999 to November 15, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Secondary Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

             None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             None.

ITEM 5.  OTHER INFORMATION

             None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              27.1  Financial Data Schedule

         (B)  REPORTS ON FORM 8-K

              No Reports on Form 8-K were filed during the quarter ended December 31, 1998

                                  SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  February 16, 1999          Applied Micro Circuits Corporation

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