Form 10-K
period 1999-03-31
APPLIED MICRO CIRCUITS CORP
filed 1999-06-24
CIK 711065

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                   For the fiscal year ended March 31, 1999

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

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

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $846,000,000 as of March 31, 1999, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

  There were 26,612,069 shares of the registrant's Common Stock issued and outstanding as of March 31, 1999.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 3, 1999.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

  Applied Micro Circuits Corporation ("AMCC" or the "Company") was incorporated and commenced operations in California in 1979. AMCC was reincorporated in Delaware in 1987. Certain statements in this Annual Report on Form 10-K, including certain statements contained in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Factors That May Affect Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Overview

  AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure. The Company utilizes a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer IC products for the wide area network markets that address the SONET/SDH and ATM transmission standards and for the fiber optic based portions of the local area network markets that address the Gigabit Ethernet and Fibre Channel transmission standards. In these markets, the Company provides physical layer products such as transceivers, crosspoint switches and Clock Recovery and Synthesis Units, physical media dependent products such as transimpedance amplifiers and laser drivers, and overhead processor products such as framers and mappers. The Company currently supplies products for the Sonet OC-3, OC-12 and OC-48 transmission standards, and is currently developing an OC-192 chip set. The Company also leverages its technology to provide solutions for the ATE, broadcast HDTV, high-speed computing and military markets. Customers of the Company include 3Com, Alcatel, Cisco Systems, Marconi Communications, Lucent, Nortel, Raytheon Systems, Seimens and Teradyne.

Industry Background

 The Communications Industry

  Communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data transmitted over hybrid networks of media such as copper, coaxial and fiber optic cables. This evolution has been driven by enormous increases in the number of users and the complexity of the data types transmitted over networks. In addition, the substantial growth in the Internet, the World Wide Web, cellular and facsimile communications; the emergence of new applications such as video conferencing; and the increase in demand for remote network access and higher speed, higher bandwidth communication between local area networks and local and wide area networks have increased network bandwidth requirements. This increase has made many systems architectures inadequate.

  In the wide area network ("WAN") market, service providers and equipment suppliers in particular have been impacted by the inadequacy of systems architectures caused by the current public network infrastructure. This infrastructure was designed to optimize voice communications and is not well suited for the high-throughput requirements of data transmission that is transmitted in "bursts." The volume and complexity of this data has led to the increasing deployment of fiber optic technology for use in wide area networks ("WANs"). This technology has substantially greater transmission capacity and is less error prone and easier to maintain than copper networks. The Synchronous Optical Network ("SONET") standard in North America and Japan, and the Synchronous Digital Hierarchy ("SDH") standard in the rest of the world, have emerged as the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. A transmission protocol complementary to SONET/SDH, Asynchronous Transfer Mode ("ATM"), has emerged to optimize bandwidth utilization. ATM is a network transmission protocol that packages data into fixed sized cells enabling the support of not only data traffic, but delay-sensitive voice, video and imaging applications.

  In the local area network ("LAN") market, similar bandwidth issues have arisen as the greater computational power of PCs have enabled powerful network applications such as video conferencing and Web communications. However, these new applications and the increasing number of computers on networks have significantly increased the volume of data traffic and, as a result, the network has now become the bottleneck in the delivery of integrated video, audio and data. Ethernet is currently the most widespread LAN standard, operating at 10 to 100 megabits per second. However, LAN backbones are rapidly being upgraded to Gigabit Ethernet and ATM in order to increase available bandwidth. These network protocols, which enable expanded bandwidth in excess of one gigabit per second, are emerging as the new standards for LAN backbones. In addition, the Fibre Channel standard, which also facilitates data transmission at rates exceeding one gigabit per second, has emerged as a practical, cost-effective and expandable method for achieving high-speed, high-volume data transfer among workstations, mainframes, data storage devices and other peripherals. Fibre Channel and Gigabit Ethernet are complementary and compatible transmission standards, and the emergence of Gigabit Ethernet has accelerated the growth of the Fibre Channel standard.

 The Communications IC Opportunity

  In order to address the growing requirements of communications networks, equipment suppliers are having to develop and introduce increasingly sophisticated systems at a rapid rate. To achieve the performance and functionality required by such systems, these OEMs must utilize increasingly complex integrated circuits ("ICs"), which now account for a larger portion of the value-added proprietary content of such systems. As a result of the rapid pace of new product introductions, the proliferation of standards to be accommodated and the difficulty of designing and producing requisite ICs, equipment suppliers increasingly outsource these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the transmission of high-frequency data. Dataquest estimates that the worldwide SONET/SDH/ATM markets for ICs were approximately $670 million in 1998 and will increase to approximately $1.7 billion in 2002. The Fibre Channel and Gigabit Ethernet markets combined were approximately $70 million in 1998 and Dataquest estimates that such combined markets will be approximately $190 million in 2002.

  IC suppliers must utilize a variety of skills and technologies to satisfy the requirements of communications equipment OEMs. These OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, power-efficient ICs. Additionally, these OEMs seek suppliers with both analog and digital expertise to provide a more complete solution that enables faster integration into the system design and higher performance. In particular, WAN OEMs require IC suppliers to provide solutions that minimize jitter (a measure of the stability and noisiness of a signal), which degrades transmission quality over distance. LAN products typically have substantially shorter life cycles than WAN products, and the rate of new product introductions is very high. Therefore, LAN OEMs specifically require IC suppliers that can provide IC solutions that accommodate these increased time-to-market demands. Furthermore, the LAN market is highly cost driven and generally involves large volumes. Therefore, OEMs in this market require IC suppliers that can provide increasingly lower cost IC solutions that can quickly be ramped into high-volume production.

  In the high-performance IC market, a number of process technologies are used to produce ICs. Traditionally, designers have relied on silicon-based manufacturing process technologies for the development of high-speed, mixed-signal, analog and digital circuits with precision timing. In some cases, OEMs utilize discrete components or IC solutions based on non-silicon processes such as gallium arsenide ("GaAs") to meet the high-frequency requirements of certain communications products. However, non-silicon processes tend to be more expensive, less predictable with respect to yields and less able to ramp to high-volume production than silicon processes.

AMCC Strategy

  AMCC's objective is to be the leading supplier of high-performance, high-bandwidth connectivity IC solutions for the world's communications infrastructure. To achieve this objective, the Company employs the following strategies:

 Focus on High-Growth Wide Area Network Markets

  AMCC targets key high-growth WAN markets, including those for SONET/SDH and ATM products. The Company has built substantial competencies focused on the specific requirements of these markets in the areas of process technology and mixed-signal design and substantial expertise in systems architecture and applications support. The Company believes that the integration of these capabilities enables it to optimize solutions addressing the high-bandwidth connectivity requirements of WAN systems OEMs. Additionally, AMCC leverages its design expertise, process technologies and systems capabilities in WAN markets to address specific customer requirements in the fiber optic portion of the LAN markets.

 Provide Complete System Solutions to the Customer and Aggressively Integrate Products

  AMCC's strategy in the WAN market is two fold; 1) provide fiber to switch silicon solutions and; 2) continue to optimize these solutions through integration. To this end, in April 1998, AMCC acquired Ten Mountains Design which develops analog designs for physical media dependent ("PMD") devices. In March 1999, AMCC acquired Cimaron Communications Corporation providing the Company with expertise in the development of overhead processor products ("OHP") and system level design. The Company believes that these acquisitions, together with AMCC's established competence in the high-speed mixed-signal (or physical layer) development, now allow AMCC to offer comprehensive solutions for communications equipment OEMs from the fiber to the switch. This provides our customers with guaranteed interoperability, pre-designed subsystems, better-cost economics, and system level expertise. The result is faster time to market, better performance and lower cost. To continue these customer benefits in future generations of products, AMCC is pursuing an aggressive integration strategy to provide greater functionality in fewer IC's.

 Capitalize on Multiple Silicon-Process Technologies to Provide Optimized Solutions

  The Company is dedicated to utilizing the best silicon process technology available to offer solutions optimized for specific applications and customer requirements. The Company has successfully developed multiple generations of its processes and believes that it will be able to continue the evolution of its processes to deliver the performance required of future communications ICs. AMCC believes its current and future bipolar and BiCMOS processes and design expertise, complemented by advanced CMOS and silicon germanium ("SiGe") BiCMOS processes from external foundries, provide the Company with the flexibility to design and manufacture products that are tailored to its customers' individual needs. Through this flexible approach, AMCC is better able to transition products over time to new manufacturing processes as product performance requirements and process technologies evolve.

 Capitalize on Established Silicon-Process Technologies to Provide Cost-Effective Solutions

  The Company applies its systems expertise and its analog, mixed-signal and digital design techniques to architect high-performance products based on established silicon process technologies. The Company believes that these silicon-based processes are proven, stable and predictable relative to non-silicon processes and benefit from the extensive semiconductor industry infrastructure devoted to the support of silicon processes.

Products and Customers

  AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure. The Company's current IC products primarily address the needs of the fiber optic based WAN and LAN markets. The Company's products for this market are designed to respond to the growing demand for high-speed networking applications for established WAN standards such as SONET/SDH and ATM and LAN standards such as Gigabit Ethernet, ATM and Fibre Channel. The Company also markets and sells IC products that address the needs of the ATE, broadcast HDTV, high-speed computing and military markets. The Company utilizes its high-performance design expertise and systems knowledge, together with its internal bipolar and BiCMOS processes and CMOS and SiGe processes from outside foundries, to design and manufacture products that are tailored to its customers' individual needs.

  The Company uses its design methodologies to develop a platform product and leverage that product into multiple derivative products that are highly optimized for specific applications. For example, the Company recently developed the S3019, a SONET/SDH OC-12 transceiver, as a platform for 5 products in its S303X family. By reusing significant portions of the platform design, the Company can reduce develop time, risk and costs. This is especially important in analog intensive circuitry such as very low jitter phase locked loops ("PLLs").

  The following table summarizes the product types AMCC offers in the communication markets:

                                                 Product Category
                                   ---------------------------------------------
              Market               Digital Layer Mixed Signal Layer Analog Layer
--------------------------------------------------------------------------------
WAN--SONET/SDH/ATM:
--------------------------------------------------------------------------------
 OC-3.............................        X               X
--------------------------------------------------------------------------------
 OC-12............................        X               X
--------------------------------------------------------------------------------
 OC-48............................        X               X               X
--------------------------------------------------------------------------------
 OC-192...........................        Z               Z               Z
--------------------------------------------------------------------------------
LAN:
--------------------------------------------------------------------------------
 Fibre Channel....................                        X               X
--------------------------------------------------------------------------------
 Gigabit Ethernet.................                        X               X
--------------------------------------------------------------------------------

--------
X = AMCC currently produces or has sampled products in this market. Z = AMCC is actively developing products in this market.

  Analog Layer (or PMD): AMCC's analog layer products interface directly to the lasers or photo diodes that provide the electrical to optical and optical to electrical conversions. These products include various amplifiers that take very weak electrical signals (e.g. a few millivolts) and amplify into more traditional digital level signals (e.g. hundreds of millivolts). AMCC's efforts in these areas are focused at the high end ranging from 1 to 10 Gbps.

  Mixed Signal Layer (or physical layer): AMCC's mixed signal products transmit and receive data from the PMD layer in a very high-speed serial format (up to 10Gbps). They are one of the most key elements in the control of overall system jitter, a measure of the "noisiness" of the signal. Low noise enables transmission of data over greater distances with fewer errors. The system clock is also generated or recovered in these devices. Data is converted from a high-speed serial format to a lower-speed parallel interface that can be handled by the digital layer. Data is also received on the lower-speed parallel interface (digital layer) and serialized into a high-speed format and handed to the PMD layer.

  Digital Layer (or overhead processors ("OHP")): AMCC's digital layer products receive and transmit data from the physical (or mixed signal) layer in a parallel format. These products then perform a number of functions including framing, terminating the overhead, performance monitoring, and mapping the data payload to/from the transmission format. The data is then available to be sent to a switch core or handed off for additional processing (grooming, traffic shaping, policing, etc). AMCC's digital layer products are found predominately in systems such as very high-speed add-drop multiplexers, digital cross-connects, terabit routers and dense wave division multiplexers ("DWDM").

 WAN Products

  WAN Analog Products: Over the past year AMCC introduced its first generation of PMD products for the OC-48 (2.488 Gbps) market. The S3049 (laser driver) and S3051 (post amplifier) were developed on AMCC's internal bipolar technology. Additional OC-48 and OC-192 PMD products are currently under development in a SiGe process.

  WAN Mixed Signal Products: AMCC introduced its first generation of SONET OC-12 (622 Mbps) products in 1993. The Company has since developed 3 additional generations of these products, each integrating greater functionality on each chip while improving jitter performance. For example, the Company's first generation of these products consisted of transmitter/receiver pairs with dual voltage. The second generation consisted of products that are compatible with single +5 volt optical modules. The Company's third generation physical layer product was a single chip transceiver operating at a single +3.3 volt power supply. This product offers systems OEMs selectable reference frequencies, a 4 or 8-bit data path, a PECL or TTL level interface, a diagnostic mode and special failure indicators. The Company's fourth generation, the S3038, incorporated 4 transceivers and utilized 5 PLL's in a single device. The S3038 was the Company's first SONET/SDH physical layer device implemented in CMOS from an external foundry.

  Over the past year the Company completed a first generation of OC-48 (2.5
Gbps) mixed signal devices. The S3043 and S3044 chipset operating off a single +3.3 volt supply offered the industry's lowest power solution for CSU, mux and demux functions. Additionally the Company introduced the S3050, a multi-rate CDR, which performs clock and data recovery on OC-3 (155Mbps), OC-12 (622Mbps), gigabit ethernet (1.25 Gbps) or OC-48 (2.488 Gbps) data rates. The Company is currently developing its second generation of these products as well as solutions for OC-192.

  WAN Digital Layer Products: In the past year AMCC introduced its first generation of digital layer products for the OC-48 market. The first of these products, the S3045, performs the mux/demux functions for an OC-48 payload into four OC-12 payloads. With the acquisition of Cimaron Communications in March 1999, the Company has subsequently introduced 3 additional digital layer products, the Congo with OC-12 packet-over-SONET, the Nile with integrated OC-12 to DS-3 mapping, and the Amazon with fully functional packet-over-SONET for OC-48. All of these devices can be utilized with the Company's mixed signal and analog layer products providing a very comprehensive solution set. The Company is currently developing second generations and OC-192 digital layer products.

  Serial Backplane Products. In addition to the WAN and LAN network equipment and standards developed to address the issue of network bandwidth, network equipment OEMs must also ensure that once high-frequency signals exit the transmission network, they can be switched efficiently, while taking full advantage of the available bandwidth. Backplanes (the boards that distribute signals to various ports of a switching system) are currently emerging as a serious constraint for systems OEMs because redesigning the traditional architecture of parallel channels to accommodate higher frequency signals is prohibitively expensive. Therefore, serial channels, which can accommodate much higher frequencies, are being increasingly employed. The Company believes that this transition has created a significant opportunity for suppliers that can design IC solutions enabling the transmission of high-frequency data through a serial backplane. In May 1998, the Company introduced the S2064, a quad transceiver implemented in 0.35 micron CMOS. The S2064 is a platform product that the company has used to develop and introduce 7 other products. The Company is currently developing higher bandwidth serial backplane products.

  Current customers in the WAN market which the Company ships production products and/or has commenced development programs with include 3Com, Alcatel, Ciena, Cisco, ECI, Ericson, FORE, Fujitsu, Hitachi, Lucent, Marconi, Monterey, NEC, Nokia, Nortel, Pirelli, Siemens, Sycamore, Tellabs, and Tellium. All of the Company's communications devices are supported with evaluation boards and design aids to facilitate easy integration into system architectures.

 LAN Products

  LAN Analog Products: Over the past year AMCC introduced its first PMD products for the gigabit ethernet and fibre channel standards. The S7011 vertical cavity surface emitting laser driver offers digital programmability for laser trimming, which greatly reduces the number of external components and system integration time.

  LAN Mixed Signal Products: AMCC introduced its first physical layer products in the gigabit ethernet and fibre channel markets in 1995. The Company has since developed 3 generations of products that support both +5 and +3.3 volt and today range from a single channel transceiver to quad channel transceivers.

  Current customers in the LAN market which the company ships production products and/or has commenced development programs with include 3Com, Cabletron Systems, Cisco, Compaq, Digital Equipment Corporation, FORE, Fujikura, Fujitsu, Hewlett-Packard, IBM, Lucent, Newbridge Networks, Nortel, Siemens, Sun Microsystems, Tellabs and Vixel.

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

 High-Speed Computing Products

  AMCC offers a PCI product line that address the high-speed computing market. The S5933 is a standard master/slave PCI controller chip. The S5920 is a standard target-only PCI controller chip. These devices are supported with comprehensive development kits and third-party driver software. The Company sells these products to a very large and diverse customer base. Current customers of the Company's products include Cisco Systems, Ericsson, IBM and SAT. The Company's S5933 PCI controller chip is also used in reference designs with C-Cube Microsystems for digital video disk products.

 Military

  The Company's Q20000 gate array family of ASIC products are well suited for military applications and as replacements for ECLinPS(TM) logic from Motorola. The Company sells ASICs to military customers such as Northrop Grumman, Raytheon Systems Co. and Rockwell International.

Technology

  The Company utilizes its technological and design expertise to solve the unique problems of high-speed analog, digital and mixed-signal circuit designs for the world's communications infrastructure. The Company's competencies include the design and manufacture of high-performance digital and mixed signal ICs, in-depth knowledge of the architecture and functioning of high-bandwidth fiber optic communications systems, proven ASIC design methodologies and libraries, and high-performance semiconductor manufacturing and packaging expertise.

 Design of High-Performance Digital and Mixed-Signal ICs

  AMCC has developed multiple generations of products that integrate both analog and digital elements on the same chip, while balancing the difficult trade-offs of speed, power and timing inherent in high-speed applications. AMCC was one of the first companies to embed analog PLLs in bipolar chips with digital logic for high-speed data transmission and receiver applications. Since the introduction of AMCC's first on-chip clock recovery and clock synthesis products in 1993 (the S3005/S3006 chip set), the Company has refined these key circuits and has successfully integrated multiple analog functions and multiple channels on the same chip. For example, the Company has developed a quad transceiver with a PLL clock recovery and PLL clock multiplier. The mixing of digital and analog signals poses difficult challenges for IC designers, particularly at high frequencies. The Company has built significant expertise in mixed-signal IC designs through the development of multiple generations of products. Through the acquisition of Cimaron Communications, the Company added VLSI digital design and systems expertise. AMCC will continue to apply these competencies in the development of increasingly complex digital layer products. AMCC believes it can leverage these skills into the development of high gate count digital chips with integrated complex analog and high frequency logic.

 Systems and Architecture Expertise

  AMCC believes that its systems architects, design engineers and technical marketing and applications engineers have a thorough understanding of the fiber optic communications systems for which the Company designs and builds ASSPs. The Company substantially expanded this expertise into higher layers of communication systems with the acquisition of Cimaron. Using this systems expertise, AMCC develops semiconductor devices to meet OEMs' high-bandwidth systems requirements. By understanding the systems into which its products are designed, the Company believes that it is better able to anticipate and develop optimal solutions for the various cost, power and performance trade-offs faced by its customers. AMCC believes that its systems knowledge also enables the Company to develop more comprehensive, interoperable solutions. This allows AMCC to develop boards with multiple products that are a more substantial part of the customers system, enabling faster time to integration into their products.

 Process Technology

  AMCC utilizes its own internal wafer fabrication facility and has developed and produced multiple generations of cost-effective, high-performance bipolar and BiCMOS processes. The proven internal silicon-based process technologies employed by the Company have not required the highly capital-intensive facilities needed by certain advanced microprocessor, memory or CMOS ASIC suppliers. Additionally, the Company has obtained access to advanced CMOS and SiGe BiCMOS processes through foundry relationships. The Company believes that through the use of internal and external process technologies, the Company is able to provide an optimal mix of cost and performance for the targeted application.

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

Research and Development

  AMCC's research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ASSPs for fiber optic communications applications. The Company also develops silicon wafer fabrication processes and design methodologies that are optimized for these applications.

 Product Development

  The Company's product development is focused on building high-performance high gate count digital design expertise and analog-intensive design expertise that is incorporated into well-documented blocks that can be reused for multiple products. The Company has, and continues to make, significant investments in advanced CAD tools to leverage its design engineering staff, reduce design cycle time and increase first-time design correctness. The Company's product development is driven by the imperatives of reducing design cycle time, increasing first-time design correctness, adhering to disciplined, well documented design processes and continuing to be responsive to customer needs. The Company is also developing high-performance packages for its products in collaboration with its packaging suppliers and its customers.

 Process Development

  The Company's process development is focused on enhancing its current bipolar processes and developing new processes optimized for high-performance digital and mixed-signal communications applications. AMCC's process engineers are also involved with the selection and management of the Company's relationships with outside foundries to provide the advanced CMOS and SiGe BiCMOS processes required by certain of AMCC's products. A failure by the Company to improve its existing process technologies or obtain access to new process technologies from external foundries in a timely or affordable manner could adversely affect the Company's business, financial condition and operating results.

  The Company's research and development expenses in fiscal years 1997, 1998, 1999 were $7.9, $13.3 and $22.5 million, respectively, which were 13.7%, 17.3% and 21.4%, respectively, of revenues for such periods. The Company has 119 employees engaged in engineering and product development related activities.

Manufacturing

 Wafer Fabrication

  AMCC manufactures certain of its products at its four-inch wafer fabrication facility in San Diego, California in an 8,200 square foot clean room. The Company believes that its wafer fabrication facility has competitive yields, cycle times and costs, produces large die at acceptable yields and operates on a flexible basis of multiple products and variable lot sizes. However, there can be no assurance that the Company will achieve or obtain acceptable manufacturing yield levels in the future. The Company is currently running several different bipolar and BiCMOS processes in this facility.

  The Company is exploring alternatives for the expansion of its manufacturing capacity which would likely occur after fiscal year 2000, including expanding its current 49 wafer fabrication facility, building a new wafer fabrication facility, purchasing a wafer fabrication facility and entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by the Company including an investment in excess of $80.0 million if the Company chose to or was required to build a new wafer fabrication facility. There can be no assurance that any of the alternatives for expansion of its manufacturing capacity will be available on a timely basis, or that the Company will be able to manage its growth and effectively integrate its proposed expansion into its current operations.

  AMCC currently utilizes four outside foundries, AMI Semiconductor, IBM, Kawasaki CSI Japan and Taiwan Semiconductor Manufacturing Corporation for the production of products designed on CMOS processes.

Additionally, AMCC is developing new products on IBM's SiGe BiCMOS processes. The Company does not plan to fabricate its own CMOS wafers. The Company generally does not have long-term wafer supply agreements with its other outside foundries that guarantee wafer or product quantities, prices or delivery lead times. There are certain risks associated with the Company's dependence upon external foundries for certain of its products, including reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity during periods of excess demand, limited warranties on wafers or products supplied to the Company, increases in prices and potential misappropriation of the Company's intellectual property.

 Components and Raw Materials

  AMCC purchases all of its "raw" silicon wafers from Wacker Siltronic Corporation. While most silicon wafers now being supplied to the semiconductor industry are larger than four inches, AMCC believes that Wacker Siltronic will continue to supply AMCC's needs for the foreseeable future. AMCC also carries a significant inventory of raw wafers to cushion any interruption in supply. AMCC purchases its ceramic packages from Kyocera America and NTK Ceramics and its plastic packaging from Amkor and ASAT.

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

  The Company has a total of 17 direct sales personnel and field applications engineers. The direct sales force is technically trained and is supported by applications engineers in the field as well as applications and design engineers at the Company's headquarters. The Company believes that this "engineering-intensive" relationship with its customers results in strong, long-term customer relationships beneficial to both the Company and its customers. The Company augments this strategic account sales approach with domestic and foreign distributors, which service primarily smaller accounts purchasing ASSPs.

  In North America, the Company's direct sales effort is supported by 18 independent manufacturers' representatives and one distributor. The Company sells its products through 11 distributors and 2 independent manufacturers' representatives in Europe and 8 distributors throughout the rest of the world. During the years ended March 31, 1997, 1998, and 1999, 20%, 21% and 20%, respectively, of net revenues were from Nortel. In 1998 and 1999, Insight Electronics, the Company's domestic distributor, accounted for 11% and 13% of net revenues. Additionally, in 1999, Raytheon Systems Co. accounted for 16% of net revenues. No other customer accounted for more than 10% of revenues in any period. In fiscal 1997, 1998 and 1999, approximately 21%, 23% and 24% of the Company's revenues were derived from sales to customers located outside of North America.

  The Company's sales headquarters is located in San Diego, California. The Company maintains sales offices in Burlington and Andover, Massachusetts; Raleigh, North Carolina; Plano, Texas; San Jose, California; Munich, Germany; Milan, Italy, Tokyo, Japan; and Cheshire, United Kingdom.

Backlog

  The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog for products requested to be shipped and non-recurring engineering services to be completed in the next six months was $38.2 million on March 31, 1999, compared to $30.1 million on March 31, 1998. Included in backlog at March 31, 1999 is the $9.3 million balance of an order received from Raytheon Systems Co. related to an end-of-life buy for integrated circuits used in its high speed radar systems.

Proprietary Rights

  The Company relies in part on patents to protect its intellectual property. The Company has been issued 14 patents in the United States and one patent in Canada, which patents principally cover certain aspects of the design and architecture of the Company's IC products and have expiration dates ranging from 2004 to 2015. In addition, the Company has 19 patent applications pending in the United States Patent and Trademark Office (the "PTO"). There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products or processes, duplicate the Company's products or processes or design around any patents that may be issued to the Company.

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

  As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been and in the future may be notified that it may be infringing the intellectual property rights of third parties. The Company has certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by its products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition or operating results. On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership filed a lawsuit in the U.S. District Court for the District of Arizona against 26 companies, including AMCC, engaged in the manufacture and/or sale of IC products. The complaint alleges infringement by the defendants of certain U.S. patents held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. On November 25, 1998, the Company was served a summons pursuant to this lawsuit. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered the Company a license under the Lemelson patents. Management is monitoring this matter and, although the ultimate outcome of this matter is not currently determinable, The Company believes, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on the financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the results of operations for any quarter. Furthermore, there can be no assurance that the Company would prevail in any such litigation. In the event of any adverse ruling in any such matter, the Company could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third-party claiming infringement. There can be no assurance, however, that a license would be available on reasonable terms or at all. Any limitations on the Company's ability to market its products, any delays and costs associated with redesigning its products or payments of license fees to third parties or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and operating results.

Competition

  The semiconductor market, particularly the high-performance semiconductor market, is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The communications, ATE and high-speed computing industries are also becoming intensely competitive due in part to deregulation and heightened international competition. The ability of the Company to compete successfully in its markets depends on a number of factors, including product performance, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality, reliability, price, the efficiency of production, design wins for its IC products, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. In addition, the Company's competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements, that are available to customers on a more timely basis than comparable products from the Company or that have the potential to replace or provide lower cost alternatives to the Company's products. The introduction of such enhancements or new products by the Company's competitors could render the Company's existing and future products obsolete or unmarketable. Furthermore, once a customer has designed a supplier's product into its system, the customer is extremely reluctant to change its supply source due to the significant costs associated with qualifying a new supplier. Finally, the Company expects that certain of its competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by the Company's IC products on a single chip, thus eliminating the need for the Company's products. Each of these factors could have a material adverse effect on the Company's business, financial condition and results of operations.

  In the communications markets, the Company competes primarily against companies such as Analog Devices, Conextant, Giga, Hewlett-Packard, Lucent, Maxim, PMC-Sierra, Philips, Sony, Texas Instruments, TriQuint and Vitesse. In certain circumstances, most notably with respect to ASICs supplied to Nortel, AMCC's customers or potential customers have internal IC manufacturing capability, and this internal source is an alternative available to the customer. In the ATE market, the Company competes primarily against Vitesse and silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Analog Devices, Lucent Technologies and Maxim. In the high-speed computing market, the Company competes primarily against companies such as Chrontel, Cypress, ICS, PLX and Tundra. Many of these companies and potential new competitors have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, in lower-frequency applications, the Company faces increasing competition from other CMOS-based products, particularly as the performance of such products continues to improve. There can be no assurance that the Company will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. Any failure by the Company to compete successfully in its target markets, particularly in the communications markets, would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Employees

  As of March 31, 1999, the Company had 361 full-time employees: 29 in administration, 119 in engineering and product development, 155 in operations and 58 in marketing and sales. The Company's ability to attract and retain qualified personnel is essential to its continued success. None of the Company's employees is represented by a collective bargaining agreement, nor has the Company ever experienced any work stoppage. The Company believes its employee relations are good. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to the Company's product and process development programs or otherwise have a material adverse effect on the Company's business, financial condition, and operating results.

Executive Officers of the Registrant

The executive officers of the Company, and their ages as of May 31, 1999, are as follows:

 Name                                 Age               Position
 ----                                 ---               --------
                                          President, Chief Executive Officer
 David M. Rickey.....................  43 and Director
 Roger A. Smullen, Sr................  63 Chairman of the Board of Directors
 William E. Bendush..................  50 Vice President, Finance and
                                           Administration, and Chief Financial
                                           Officer
 Kenneth L. Clark....................  51 Vice President, Operations
 Joel O. Holliday....................  60 Vice President
 Brent E. Little.....................  35 Vice President, Marketing
 Gary Martin.........................  48 Vice President and Chief Technical
                                           Officer, Cimaron Communications
                                          Vice President, Cimaron
 Ram Sudireddy.......................  32 Communications
 Thomas L. Tullie....................  34 Vice President, Sales

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

  William E. Bendush joined the company in April 1999 as Vice President, Finance and Administration, Treasurer, Chief Financial Officer and Secretary replacing Mr. Holliday who resigned these posts in April 1999. With more than 28 years of leadership experience in financial management and financing, Mr. Bendush came to AMCC from Silicon Systems Inc., where the past 14 years he served as Senior Vice President and Chief Financial Officer. Prior to joining Silicon Systems Inc., Mr. Bendush held various financial management positions at Setac Inc., AM International, Gulf + Western Industries and Gould Inc. Mr. Bendush is a Certified Public Accountant and holds a bachelor's degree from Northern Illinois University. In addition, Mr. Bendush currently serves as a member of the board of directors and Chairman of the Audit committee of Smartflex Systems Inc.

  Kenneth L. Clark has served as Vice President, Operations since November 1997. Prior to joining the Company, Mr. Clark worked at Integrated Device Technologies, Inc., a semiconductor company, from February 1995 to October 1997, where he served as Director, Fab Operations. From 1990 to 1995, Mr. Clark served in various senior management positions including Director, Fab Operations at Silicon Systems, Inc., a semiconductor company. From 1987 to 1990, Mr. Clark served as Director, Fab Operations at National Semiconductor Corp. Mr. Clark has also held manufacturing and engineering management positions at Cypress Semiconductor Corp., Zymos, Inc., Micron Technology and American Microsystems, Inc. Mr. Clark holds a B.S. in Physics from the University of Washington.

  Joel O. Holliday served as the Vice President, Finance and Administration, Treasurer, Chief Financial Officer and Secretary of the Company from November 1981 to April 1999. Mr. Holliday currently serves as a Vice President of AMCC. He has previously served as the Director of Finance during the reorganization of Westgate-California Corporation and as Vice President, Finance of Spin Physics, Inc., an electronics company. Mr. Holliday received a B.A. from Claremont McKenna College and an M.B.A. from Harvard Business School.

  Brent E. Little joined the Company in 1991. Prior to his current position as Vice President of Marketing, he held several marketing management positions with AMCC as the Director or Strategic Marketing, and Director of Marketing for ASIC products. Prior to joining the Company, Mr. Little worked as Business Development Manager for Analysis and Technology, Inc, and worked with the U.S. Navy as a Project Engineer. Mr. Little earned his B.S in Electrical Engineering from University of California, Santa Barbara.

  Gary Martin joined the Company on March 17, 1999 with the acquisition of Cimaron Communications Corporation, as Vice President and Chief Technical Officer, Cimaron Communications. Prior to joining the Company, Dr. Martin, co-founded Cimaron Communications Corporation, and served as its Chief Technical Officer since its inception on January 2, 1998. From 1995 to 1997, he served as Vice President of Engineering and Chief Technical Officer at ATI. From 1978 to 1995, Dr. Martin held various management and technical positions at AT&T Bell Laboratories. Dr. Martin holds a master's degree and doctorate in Electrical Engineering from Stanford University and a B.S. and M.S. in Mechanical Engineering from Oklahoma State University.

  Ram Sudireddy joined the Company on March 17, 1999, with the acquisition of Cimaron Communications Corporation, as Vice President, Cimaron Communications. Prior to joining the Company, Mr. Sudireddy co-founded Cimaron Communications Corporation, and served as its President and CEO from its inception in January 1998. From 1996 to 1997, he founded Siltek Corporation, an ATM and Sonet design company, and served as its Vice President of Research and Development. From 1991 to 1996, Mr. Sudireddy was a member of technical staff at AT&T Bell Laboratories, where he held positions as chief architect and lead designer for a number of highly complex ASICs. Mr. Sudireddy has a master's degree in Computer Engineering from the University of Massachusetts at Lowell, and a bachelor's degree in Electrical Engineering from Nagarjuna University in Guntur, India.

  Thomas L. Tullie has served as Vice President, Sales since August 1996. Prior to joining the Company, from 1989 to 1996 Mr. Tullie held several strategic sales management positions, most recently as Director of East Coast Sales, at S-MOS Systems, a semiconductor company. Prior to joining S-MOS Systems, Mr. Tullie was a designer in the workstations group of Digital Equipment Corporation. Mr. Tullie earned a B.S. from the University of Massachusetts and an M.B.A. from Clark University.

Factors That May Affect Future Results

 Our operating results may fluctuate because of many factors, many of which are beyond our control

  If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could be materially and adversely affected.

  Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

  .  the rescheduling or cancellation of orders by customers;

  . fluctuations in the timing and amount of customer requests for product shipments;

  .  fluctuations in manufacturing output, yields and inventory levels;

  .  changes in the mix of products that our customers buy;

  . our ability to introduce new products and technologies on a timely basis;

  . the announcement or introduction of products and technologies by our competitors;

  . the availability of external foundry capacity, purchased parts and raw materials;

  .  competitive pressures on selling prices;

  . the amounts and timing of costs associated with warranties and product returns;

  .  the amounts and timing of investments in research and development;

  .  market acceptance of our products and of our customers' products;

  . the timing of depreciation and other expenses that we expect to incur in connection with any required expansion of our manufacturing capacity;

  . costs associated with compliance with applicable environmental regulations or remediation;

  . costs associated with future litigation, if any, including without limitation, litigation or settlements relating to the use or ownership of intellectual property;

  .  general semiconductor industry conditions; and

  .  general economic conditions.

  Our expense levels are relatively fixed and are based, in part, on our expectations of future revenues. We are continuing to increase our operating expenses for personnel and new product development. However, we have a limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our business, financial condition and operating results would be adversely affected if we do not achieve increased revenues. We can have revenue shortfalls for a variety of reasons, including:

  . significant pricing pressures that occur because of declines in average selling prices over the life of a product;

  . sudden shortages of raw materials or production capacity constraints that lead producers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations;

  . fabrication, test or assembly capacity constraints for internally manufactured devices which interrupt our ability to meet our production obligations; and

  .  the rescheduling or cancellation of customer orders.

  In addition, our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, from time to time, in response to anticipated long lead times to obtain inventory and materials from our outside foundries, we may order materials in advance of anticipated customer demand, which might result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render the customer's products less marketable. Furthermore, we currently anticipate that an increasing portion of our revenues in future periods will be derived from sales of application-specific standard products ("ASSPs"), as compared to application-specific integrated circuits ("ASICs"). Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which may make it increasingly difficult for us to predict revenues and inventory levels and adjust production appropriately in future periods. If we are unable to plan inventory and production levels effectively, our financial condition and operating results could be materially adversely affected.

  One example of the volatility of our results is that we experienced revenue fluctuations and incurred net losses in fiscal 1995 and 1996. These revenue fluctuations and net losses were caused by the termination of a relationship with a strategic foundry partner, decreased orders from two major customers, charges associated with a reduction in the company's workforce and charges for excess inventory. Accordingly, we believe that period-to-period comparisons of operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

 Our operating results depend substantially on our manufacturing yields, which may not meet expectations.

  AMCC Fabrication

  We manufacture most of our semiconductors at our San Diego 49 wafer fabrication facility. Our yields can decline whenever a substantial percentage of wafers must be rejected or a significant number of die on each wafer are nonfunctional. Such declines can be caused by many factors over which we have little or no control, including minute levels of contaminants in the manufacturing environment, design issues, defects in masks used to print circuits on a wafer and difficulties in the fabrication process. Unfortunately, the ongoing expansion of the manufacturing capacity of our existing wafer fabrication facility could increase the risk of contaminants in the facility. In addition, many of these problems are difficult to diagnose, time consuming and expensive to remedy and can result in shipment delays.

  Because the majority of our costs of manufacturing are relatively fixed, maintenance of the number of shippable die per wafer is critical to our results of operations. Yield decreases can result in substantially higher unit costs and may result in reduced gross profit and net income. In the past we experienced yield problems in connection with the manufacture of our products. We estimate yields per wafer in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be revalued.

We have in the past and may in the future from time to time take inventory write-downs as a result of decreases in manufacturing yields. We may suffer periodic yield problems in connection with new or existing products or in connection with the commencement of production in our proposed new manufacturing facility or the transfer of our operations to this facility.

  Fabrication by Third Parties

  Semiconductor manufacturing yields are a function both of product design and process technology. When our products are manufactured by an outside foundry, the process technology is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between ourselves and our manufacturer. In some cases this risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems.

  If we develop relationships with additional outside foundries, yields could be adversely affected due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of the new foundries. Because of our limited access to wafer fabrication capacity from outside foundries for certain products, any decrease in manufacturing yields of such products could result in an increase in our per unit costs for such products and force us to allocate available product supply among customers, which could potentially adversely impact customer relationships as well as revenues and gross margin. Our outside foundries may not achieve or maintain acceptable manufacturing yields in the future. Furthermore, we also face the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process.

 Our business strategy is based on increasing dependence on the WAN and LAN communications markets.

  An important part of our strategy is to continue our focus on the WAN market and to leverage our technology and expertise to penetrate further the LAN market for high-speed ICs. If we are unable to penetrate these markets further, our short and long term business will suffer. In the short term, we may experience reduced revenues. In the long term, our revenues could stop growing and may decline. We anticipate that sales to our other traditional markets will grow more slowly or not at all and, in some instances, as in the case of military markets, may decrease over time.

  The communications markets are characterized by:

  .  extreme price competition;

  .  rapid technological change;

  .  industry standards that are continually evolving; and

  .  in many cases, short product life cycles.

  These markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, we would be likely to lose business from an existing or potential customer and, moreover, would not have the opportunity to compete for new design wins until the next product transition occurs. If we fail to develop products with required features or performance standards for the telecommunications or data communications markets, or if we experience a delay as short as a few months in bringing a new product to market, or if our telecommunications or data communications customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.

  A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on the Synchronous Optical Network, or SONET, and Synchronous Digital Hierarchy, or SDH, transmission standards and the Asynchronous Transfer Mode, or ATM, transmission standard. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products are modest, and we may not be successful in addressing the market opportunities for products based on these standards.

 Our business could be adversely affected if we do not adequately address the risks associated with our recent acquisition of Cimaron Communications Corporation.

  In March 1999, we completed the acquisition of Cimaron Communications Corporation. This transaction is accompanied by a number of risks, including:

  .  the difficulty of assimilating the operations and personnel of Cimaron;

  . the potential disruption of AMCC's and Cimaron's ongoing business and distraction of management;

  .  possible unanticipated expenses related to technology integration;

  . the potential impairment of relationships with employees and customers as a result of any integration of new management personnel; and

  .  potential unknown liabilities associated with acquired businesses.

  We may not be successful in addressing these risks or any other problems encountered in connection with the Cimaron acquisition.

  In addition, the market price of our common stock could decline as a result of the merger if:

  .  the integration of AMCC and Cimaron is unsuccessful;

  . the combined company does not achieve the perceived benefits of the merger as rapidly or to the extent anticipated by financial analysts;

  . the effect of the merger on the combined company financial results is not consistent with the expectations of financial analysts; or

  . the Company is unsuccessful in the management of Cimaron employees who are geographically distant from the headquarters, but engaged in developing technology and products that are vital for future revenues.

  We have accounted for the merger under the pooling-of-interests accounting method and financial reporting rules. To qualify the merger as a pooling-of-interests for accounting purposes, AMCC and Cimaron and their respective affiliates must meet the criteria for pooling-of-interests accounting established in opinions published by the Accounting Principles Board and interpreted by the Financial Accounting Standards Board and the Commission. These opinions are complex, and the interpretation of them is subject to change. However, the availability of pooling-of-interests accounting treatment for the merger depends in part, upon circumstances and events occurring after the effective time. For example, there must be no significant changes in the business of the combined company, including significant dispositions of assets, for a period of two years following the effective time. The failure of the merger to qualify for pooling-of-interests accounting treatment for financial reporting purposes for any reason would materially and adversely affect our reported earnings and likely, the price of our common stock.

 Our business strategy is also based on increasing dependence on application-specific standard products.

  We have under development a number of ASSPs for the communications markets, from which we expect to derive an increasing portion our future revenues. However, we have a limited operating history in selling ASSPs, particularly to customers in the communications markets. In addition, our relationships with certain customers in these markets have only been established recently. Our future success in selling ASSPs, and in particular, selling ASSPs to customers in the telecommunications and data communications markets, will depend in large part on whether our ASSPs are developed on a timely basis and whether such products achieve market acceptance among new and existing customers, and on the timing of the commencement of volume production of products incorporating our ASSPs, if at all. We have in the past encountered difficulties in introducing new products in accordance with customers' delivery schedules and initial expectations. We may encounter similar difficulties in the future, and we may not be able to develop and introduce ASSPs in a timely manner so as to meet customer demands.

 We currently depend on the automated test equipment market, and that market has recently experienced declines in demand.

  We have historically derived significant revenues from product sales to customers in the Automated Test Equipment, or ATE, market and currently anticipate that we will continue to derive revenues from sales to customers in this market in the near term. During the past year, customers in the ATE market have experienced decreased demand due primarily to slower growth in the semiconductor industry and economic turmoil in Asia. Accordingly, our net revenues in the ATE market has declined for four consecutive quarters as of March 31, 1999, and it is possible that our revenue from the ATE market may decline further.

 We depend on the high-speed computing market, but we believe that the average selling prices of our IC products for the high-speed computing market will decline in future periods and that our gross margin on sales of such products may also decline in future periods.

  The market for high-speed computing IC products is subject to extreme price competition, and we may not be able to reduce the costs of manufacturing high-speed computing IC products in response to declining average selling prices. Even if we successfully utilize new processes or technologies to reduce the manufacturing costs of our high-speed computing products in a timely manner, our customers in the high-speed computing market may not purchase these products.

  Furthermore, we expect that certain competitors may seek to develop and introduce products that integrate the functions performed by our high-speed computing IC products on a single chip. In addition, one or more of our customers may choose to utilize discrete components to perform the functions served by our high-speed computing IC products or may use their own design and fabrication facilities to create a similar product. In either case, the need for high-speed computing customers to purchase our IC products could be eliminated.

 Our markets are subject to rapid technological change, so our success depends heavily on our ability to develop and introduce new products.

  The markets for our products are characterized by:

  .  rapidly changing technologies;

  .  evolving and competing industry standards;

  .  short product life cycles;

  .  changing customer needs;

  .  emerging competition;

  .  frequent new product introductions and enhancements;

  .  increased integration with other functions; and

  .  rapid product obsolescence.

  To develop new products for the communications markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop new products, particularly ASSPs, that meet customers' changing needs. We also must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Furthermore, if we fail to achieve design wins with key customers our business will be significantly hurt because once a customer has designed a supplier's product into its system, the customer typically is extremely reluctant to change its supply source due to significant costs associated with qualifying a new supplier.

  Products for communications applications, as well as for high-speed computing applications, are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense.

 The markets in which we compete are highly competitive and subject to rapid technological change, price erosion and heightened international competition.

  The communications, ATE and high-speed computing industries are intensely competitive. We believe that the principal factors of competition in our markets are price, product performance, product quality and time-to-market. Our ability to compete successfully in our markets depends on a number of factors, including:

  . success in designing and subcontracting the manufacture of new products that implement new technologies;

  .  product quality;

  .  reliability;

  .  price;

  .  the efficiency of production;

  .  design wins for our IC products;

  . expansion of production of our products for particular systems manufacturers;

  .  end-user acceptance of the systems manufacturers' products;

  .  market acceptance of competitors' products; and

  .  general economic conditions.

  In addition, our competitors may offer enhancements to existing products or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a more timely basis than comparable products from us or that have the potential to replace or provide lower-cost alternatives to our products. The introduction of enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable. In addition, we expect that certain of our competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by our IC products on a single chip, thus eliminating the need for our products.

  In the communications markets, we compete primarily against Giga, Hewlett-Packard, Lucent, Maxim, Philips, Sony, Texas Instruments, Conexant, TriQuint and Vitesse. Some of these companies use gallium arsenide ("GaAs") process technologies for certain products. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capabilities. In the ATE market, our products compete primarily against GaAs based products offered by Vitesse and silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Analog Devices, Lucent Technologies and Maxim. In the high-speed computing market, we compete primarily against Chrontel, Cypress, ICS, PLX and Tundra. Many of these companies and potential new competitors have significantly greater financial, technical, manufacturing and marketing resources than we do.

 If we are not successful in expanding our manufacturing capacity, on time, we may face serious capacity constraints.

  We currently manufacture a majority of our IC products at our four-inch wafer fabrication facility located in San Diego, California. We believe that we will be able to satisfy our production needs from this fabrication facility through fiscal 2001, although this date may vary depending on, among other things, our rate of growth. However, if we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that could render us unable to meet customer demand or force us to spend more to make wafers to meet demand. We will be required to hire, train and manage additional production personnel in order to increase production capacity as scheduled.

  The Company is exploring alternatives for the expansion of its manufacturing capacity which would likely occur after fiscal year 2000, including expanding its current 4" wafer fabrication facility, building a new wafer fabrication facility, purchasing a wafer fabrication facility and entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by the Company including an investment in excess of $80.0 million if the Company chose to or was required to build a new wafer fabrication facility. There can be no assurance that any of the alternatives for expansion of its manufacturing capacity will be available on a timely basis, the Company will be able to manage its growth or effectively integrate its proposed expansion into its current operations.

  The cost of any investment the Company may have to make in expanding its manufacturing capacity is expected to be funded through a combination of available cash, cash equivalents and short-term investments, cash from operations and additional debt, lease or equity financing. We may not be able to obtain the additional financing necessary to fund the expansion of our manufacturing capacity. Our existing wafer fabrication facility is, and the potential new wafer fabrication facility may be, located in California and these facilities may be subject to natural disasters such as earthquakes or floods. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may adversely affect our gross margin in any future fiscal period.

  Expanding our current 4" wafer fabrication facility, building a new wafer fabrication facility or purchasing a wafer fabrication facility entails significant risks, including:

  .  shortages of materials and skilled labor;

  .  unforeseen environmental or engineering problems;

  .  work stoppages;

  .  weather interferences; and

  .  unanticipated cost increases.

  Any one of these risks could have a material adverse effect on the building, equipping and production start-up of the new facility or the expansion of the existing facility. In addition, unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits could involve significant additional costs and delay the scheduled opening of the expansion or new facility and could reduce our anticipated revenues. Also, the timing of commencement of operation of expansion or new facility will depend upon the availability, timely delivery and successful installation and testing of the necessary process equipment. As a result of the foregoing and other factors, the expansion or new facility may not be completed and in volume production within its current budget or within the period currently scheduled. Furthermore, we may be unable to achieve adequate manufacturing yields in expansion or new facility in a timely manner, and our revenues may not increase commensurate with the anticipated increase in manufacturing capacity associated with the expansion or new facility. In addition, in the future, we may be required for competitive reasons to make capital investments in the existing wafer fabrication facility or to accelerate the timing of the construction of a new wafer fabrication facility in order to expedite the manufacture of products based on more advanced manufacturing processes.

  The successful operation of a potential new 6" wafer fabrication facility, if completed, as well as our overall production operations, will also be subject to numerous risks. We have no prior experience with the operation of the equipment or the processes involved in producing finished six-inch wafers, which differ significantly from those involved in the production of four-inch wafers. We will be required to hire, train and manage production personnel in order to effectively operate the new facility. We do not have sufficient excess production capacity at our existing San Diego facility to fully offset any failure of the proposed new wafer fabrication facility to meet planned production goals. We may transfer current San Diego manufacturing operations into the proposed new wafer fabrication facility subsequent to its completion. Should this transfer occur, we may experience delays in completing product testing and documentation required by customers to qualify or requalify our products from this facility. We will also have to effectively coordinate and manage two manufacturing facilities to successfully meet overall production goals. We have no experience in coordinating and managing production facilities that are located at different sites or in the transfer of manufacturing operations from one facility to another. As a result of these and other factors, our failure to successfully operate the proposed new wafer fabrication facility, to successfully coordinate and manage the two sites or to transfer our manufacturing operations could adversely affect our overall production.

 The markets for our products are characterized by rapid changes in manufacturing process technologies; therefore, to provide competitive products to our target markets, we must develop or otherwise gain access to improved process technologies.

  Our future success will depend, in large part, upon our ability to continue to improve existing process technologies, to develop new process technologies including silicon germanium, or SiGe, processes, and to adapt our process technologies to emerging industry standards. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies, including, but not limited to SiGe process technologies, in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

 Our dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that our cost of goods will be higher than expected.

  We rely on outside foundries for the manufacture of certain products, including all of our products designed on CMOS processes and all products that we anticipate will be designed on silicon germanium processes. We generally do not have long-term wafer supply agreements with our outside foundries that guarantee wafer or product quantities, prices or delivery lead times. Instead, our products that are manufactured by outside foundries are manufactured on a purchase order basis. We expect that, for the foreseeable future, certain products will be manufactured by a single outside foundry. Because establishing relationships with new outside foundries takes several months, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of our outside foundries would impact the production of certain of our products for a substantial period of time. Furthermore, the transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

  There are additional risks associated with our dependence upon third-party manufacturers for certain products. These include, but are not limited to:

  .  reduced control over delivery schedules and quality;

  .  risks of inadequate manufacturing yields and excessive costs;

  .  the potential lack of adequate capacity during periods of excess demand;

  .  limited warranties on wafers or products supplied to us;

  .  potential increases in prices; and

  .  potential misappropriation of our intellectual property.

  With respect to certain of our products, we depend upon external foundries to produce wafers and, in some cases, finished products of acceptable quality, to deliver those wafers and products to us on a timely basis and to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. On occasion, we have experienced difficulties with our suppliers failing to produce goods of sufficient quality or quantity or failing to meet delivery deadlines. Our wafer and product requirements typically represent a very small portion of the total production of these external foundries. As a result, we are subject to the risk that a producer will cease production on an older or lower-volume process that is used to produce our parts. Additionally, we cannot be certain our external foundries will continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based.

  Certain of our products are assembled and packaged by third-party subcontractors. We do not have long-term agreements with any of these subcontractors. Assembly and packaging is conducted on a purchase order basis. As a result, we cannot directly control product delivery schedules. This could lead to product shortages or quality assurance problems that could increase the costs of manufacturing, assembly or packaging of our products. In addition, we may, from time to time, be required to accept price increases for assembly or packaging services. Due to the amount of time normally required to qualify assembly and packaging subcontractors, product shipments could be delayed significantly if we are required to find alternative subcontractors. In the future, we may contract with third parties for the testing of our products. Any problems associated with the delivery, quality or cost of the assembly, testing or packaging of our products could have a material adverse effect on our business.

  Due to an industry transition to six-inch and eight-inch wafer fabrication facilities, there is a limited number of suppliers of the four-inch wafers that we use to build products in our existing manufacturing facility, and we rely on a single supplier for these wafers. Although we believe that we will have sufficient access to four-inch wafers to support production in our existing fabrication facility for the foreseeable future, we cannot be certain that our current supplier will continue to supply us with four-inch wafers on a long-term basis. Additionally, the availability of manufacturing equipment needed for a four-inch process is limited, and certain new equipment required for more advanced processes may not be available for a four-inch process.

 Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues and profits.

  Historically, a relatively small number of customers has accounted for a significant portion of our revenues in any particular period. For example, our five largest customers accounted for approximately 44%, 46%, and 59% of our revenues in fiscal 1997, 1998, and 1999, respectively, and sales to Nortel accounted for approximately 20%, 21%, and 20% of our revenues in each of these periods. However, we have no long-term volume purchase commitments from any of our major customers. We anticipate that sales of products to relatively few customers will continue to account for a significant portion of our revenues. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

 Our strategy is based on growth, and periods of rapid growth and expansion have placed, and could continue to place, a significant strain on our limited personnel and other resources

  To manage expanded operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate and manage our employees. In addition, the integration of past and future potential acquisitions, the expansion of our manufacturing capacity will require significant management, technical and administrative resources. We cannot be certain that we will be able to manage our growth or effectively integrate our planned wafer fabrication facility into our current operations.

 Our future success depends in part on the continued service of our key design engineering, sales, marketing and executive personnel and our ability to identify, hire and retain additional personnel.

  There is intense competition for qualified personnel in the semiconductor industry, in particular design engineers, and we may not be able to continue to attract and train engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Although we have entered into an "at-will" employment agreement with David M. Rickey, the President and Chief Executive Officer, we have not entered into fixed term employment agreements with any of our executive officers except for one-year employment agreements with Ram Sudireddy, Vice President, Cimaron, and Gary Martin, Vice President and Chief Technical Officer, Cimaron. In addition, we have not obtained key-person life insurance on any of our executive officers or key employees. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product and process development programs.

 We anticipate that we will need to raise additional capital in the future, and we cannot be certain that additional debt, lease or equity financing will be available on commercially reasonable terms or at all.

  We require substantial working capital to fund our business, particularly to finance inventories and accounts receivable and for capital expenditures. We believe that our available cash, cash equivalents and short-term investments and cash generated from operations, will be sufficient to meet our capital requirements through the next 12 months, although we could be required, or could elect, to seek to raise additional financing during this period. Our future capital requirements will depend on many factors, including:

  .  the costs associated with the expansion of manufacturing operations;

  .  the rate of revenue growth;

  . the timing and extent of spending to support research and development programs and expansion of sales and marketing;

  . the timing of introductions of new products and enhancements to existing products; and

  .  market acceptance of our products.

  Additionally, we may elect to acquire other businesses, which would entail the issuance of stock and the payment of cash. We may elect to raise additional cash to finance such transactions. We may need to raise additional debt or equity financing in the future, primarily for purposes of financing the acquisition of property for our proposed new wafer fabrication facility, the construction of the proposed new wafer fabrication facility and the purchase of equipment for the proposed new wafer fabrication facility.

 We may not be able to protect our intellectual property adequately.

  We rely in part on patents to protect our intellectual property. There can be no assurance that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

  To protect our intellectual property, we also rely on the combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements. Despite these efforts, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that we can meaningfully protect our intellectual property.

 Our business, operating results and financial condition could be materially adversely affected by litigation involving patents and proprietary rights.

  As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have, in the past and may, in the future be notified that we may be infringing the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business. On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership filed a lawsuit in the U.S. District Court for the District of Arizona against 26 companies, including us, engaged in the manufacture and/or sale of IC products. The complaint alleges infringement by the defendants of certain U.S. patents held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. On November 25, 1998, we were served a summons pursuant to this lawsuit. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered us a license under the Lemelson patents. We are monitoring this matter and, although the ultimate outcome of this matter is not currently determinable, we believe, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on our financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations for any quarter. Furthermore, there can be no assurance that we would prevail in any such litigation.

  Any litigation relating to the intellectual property rights of third parties, including the Lemelson Patents, whether or not determined in our favor or settled by us, would at a minimum be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms or at all.

 Our operating results are subject to fluctuations because we rely substantially on foreign customers.

  International sales (including sales to Canada) accounted for 40%, 42% and 41% of revenues in fiscal 1997, fiscal 1998 and fiscal 1999, respectively. International sales may increase in future periods and may account for an increasing portion of our revenues. As a result, an increasing portion of our revenues may be subject to certain risks, including:

  .  changes in regulatory requirements;

  .  tariffs and other barriers;

  .  timing and availability of export licenses;

  .  political and economic instability;

  .  difficulties in accounts receivable collections;

  .  natural disasters;

  . difficulties in staffing and managing foreign subsidiary and branch operations;

  .  difficulties in managing distributors;

  . difficulties in obtaining governmental approvals for communications and other products;

  .  foreign currency exchange fluctuations;

  . the burden of complying with a wide variety of complex foreign laws and treaties; and

  .  potentially adverse tax consequences.

  Although less than seven percent of our revenues were attributable to sales in Asia during the year ended March 31, 1999, the recent economic instability in certain Asian countries could adversely affect our business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by our customers. We are also subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

 We could incur substantial fines or litigation costs associated with our storage, use and disposal of hazardous materials.

  We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. In addition, these regulations could restrict our ability to expand our facilities at the present location or construct or operate our planned wafer fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993 we have been named as a potentially responsible party, or PRP, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, we cannot assure you that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on our business.

 Our ability to manufacture sufficient wafers to meet demand could be severely hampered by a shortage of water.

  We use significant amounts of water throughout our manufacturing process. Previous droughts in California have resulted in restrictions being placed on water use by manufacturers and residents in California. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among California's different users. We cannot be certain that near term reductions in water allocations to manufacturers will not occur.

 Our stock price is volatile.

  The market price of our common stock has fluctuated significantly to date. In addition, the market price of the common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

  .  our anticipated or actual operating results;

  .  announcements or introductions of new products;

  .  technological innovations or setbacks by us or our competitors;

  . conditions in the semiconductor, telecommunications, data communications, ATE, high-speed computing or military markets;

  .  the commencement of litigation;

  . changes in estimates of the Company's performance by securities analysts;

  .  announcements of merger or acquisition transactions; and

  .  other events or factors.

  In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may affect adversely the market price of our common stock.

 If we are not adequately prepared for the transition to Year 2000, our business, operating results and financial condition could suffer.

  As a semiconductor manufacturer with our own wafer fabrication facility, we are dependent on computer systems and manufacturing equipment with embedded hardware or software to conduct our business. We have developed and are currently executing a plan designed to make our computer systems, applications, computer and manufacturing equipment and facilities Year 2000 ready. The plan covers five stages including:

  (i)   inventory;

  (ii)  assessment;

  (iii) remediation;

  (iv)  testing; and

  (v)   contingency planning.

  The inventory and assessment stages were completed in March 1999. The remediation, testing and contingency planning stages are targeted to be completed in October 1999. We will primarily utilize internal resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications.

  We have initiated communications with our critical external suppliers to determine the extent to which we may be vulnerable to their failure to resolve their own Year 2000 issues. Where practicable, we will assess and attempt to mitigate our risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on our results of operations from the failure of such parties to be Year 2000 ready, is not reasonably estimable.

  As of March 31, 1999, we have incurred and expensed approximately $200,000 related to the Year 2000 project and expect to incur an additional $700,000 on completing the Year 2000 project. Approximately one-half the costs associated with the Year 2000 project will be internal resources that have been reallocated from other projects, with the balance of costs reflecting incremental spending for equipment and software upgrades. The costs of the Year 2000 Project will be funded through operating cash flows, with the cost of internal resources expensed as incurred and the cost of equipment and software upgrades capitalized or expensed in accordance with our policy on property and equipment.

  The costs of the project and the date on which we plan to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved, and actual results could differ materially from those plans. Among the factors that might cause such material differences are:

  .  the availability and cost of personnel trained in this area;
  . the ability to locate and correct all relevant computer codes; and . the ability to identify and correct equipment with embedded hardware or software and similar uncertainties.

 The anti-takeover provisions of our certificate of incorporation and of the Delaware General Corporation Law may delay, defer or prevent a change of control.

  Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be adversely affected by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control of AMCC, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on stockholders of AMCC. Section 203 of the Delaware General Corporation Law, to which we are subject, restricts certain business combinations with any "interested stockholder" as defined by this statute. The statute may also delay, alter or prevent a change of control.

Item 2. Properties.

  The Company's executive offices, marketing and engineering functions are located in San Diego, California in a 90,000 square foot building that is leased by the Company under a lease that expires in 2007. In addition, the Company occupies a 21,000 square foot building in San Diego, which houses the Company's manufacturing facilities under a lease that expires in 2003, but provides the Company with an option to extend the lease for one additional five year period.

  In July 1998 the Company acquired the right to purchase, in the form of a ground lease, a parcel of land as a site for a potential new wafer fabrication facility. This parcel of land is located approximately one quarter mile from the Company's headquarters in San Diego, California. The Company has made payments of $1.0 million related to this transaction. In December 1998, the Company exercised this right to acquire the land and made additional payments of approximately $3.7 million in May 1999 to acquire the land.

  The Company leases additional space for sales offices and design centers in Burlington and Andover, Massachusetts; Raleigh, North Carolina; Plano, Texas; San Jose, California; Edina, Minnesota; Munich, Germany and Milan, Italy.

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

Item 4. Submission of Matters to a Vote of Security Holders.

  No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended March 31, 1999.

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

   Fiscal year ended March 31, 1998                                High   Low
   --------------------------------                               ------ ------
     Third Quarter............................................... $13.50 $ 8.00
     Fourth Quarter.............................................. $24.38 $12.25
   Fiscal year ended March 31, 1999                                High   Low
   --------------------------------                               ------ ------
     First Quarter............................................... $30.00 $17.63
     Second Quarter.............................................. $30.00 $12.88
     Third Quarter............................................... $40.63 $12.25
     Fourth Quarter.............................................. $46.75 $32.94

  At March 31, 1999, there were approximately 394 holders of record of the Company's Common Stock.

  The Company has not paid cash dividends on its Common Stock and presently intends to continue this policy.

  (b) Recent Sales of Unregistered Securities

    (1) From December 31, 1997 until March 2, 1998, 26,997 shares of Common Stock were issued upon exercise of options with an average exercise price of $.45 per share, all of which were paid in cash, and 56,645 shares of Common Stock were issuable upon exercise of outstanding options with an average exercise price of $.46 per share pursuant to grants to certain employees and Directors of the Company under the Company's 1982 Incentive Stock Option Plan (the "1982 Plan"). On March 2, 1998, the Company filed a Registration Statement on Form S-8 to cover the shares of Common Stock issuable upon exercise of options under the 1992 Plan.

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

    (3) On March 17, 1999, AMCC acquired all the outstanding stock of Cimaron Communications, pursuant to a merger of AMCC and Cimaron Communications Corporation ("Cimaron"). Under the terms of the related merger agreement, all of the outstanding stock and stock equivalents of Cimaron were exchanged for approximately three million shares of the Company's Common Stock. At the time of the transaction, the shares of the Company's Common Stock issued to the former Cimaron stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act and Regulation D promulgated thereunder. On April 13, 1999, the Company filed a registration statement on Form S-3 to cover the shares of Common Stock issued pursuant to the merger agreement.

  There were no underwritten offerings in connection with any of the transactions set forth in Items 5(b)(1) through 5(b)(3) above. The issuances described in Items 5(b)(1) and 5(b)(2) above were deemed to be exempt from registration under the Securities Act in reliance upon Rule 701 promulgated thereunder in that they were offered and sold pursuant to a written compensation plan. In addition, such issuances were deemed to be exempt from registration under the Securities Act under Section 4(2) of the Securities Act as transactions not involving any public offering. The recipients of securities in each of the transactions described in Items 5(b)(1) and 5(b)(2) above represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the securities issued in such transactions. All recipients had adequate access, through their relationships with the Company, to information about the Company.

  (c) Use of Proceeds

   (1) Initial Public Offering

  The Company filed a Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-37609, which was declared effective by the Securities and Exchange Commission on November 24, 1997, relating to the initial public offering (IPO) of the Company's Common Stock. The managing underwriters of the offering were BankAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The Registration Statement registered an aggregate 5,553,000 shares of Common Stock and the price to the public was $8.00 per share. Of such shares, 3,538,448 were sold by The Company (which includes the underwriter's over-allotment of 832,950 shares) and 2,847,502 were sold by certain shareholders of the Company.

  The Company incurred $3,196,718 of total expenses in connection with the IPO consisting of $1,981,531 in underwriting discounts and commissions and $1,215,187 in other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after deducting the $3,196,718 of total expenses were $25,110,866.

  The Company has invested the net offering proceeds of $25,110,866 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from April 1, 1999 to March 31, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

   (2) Secondary Public Offering

  The Company filed a Registration Statement on Form S-1, File No. 333-46071 (the "Secondary Registration Statement"), which was declared effective by the Securities and Exchange Commission on March 12, 1998, relating to the secondary public offering of the Company's Common Stock. The managing underwriters for the Offering were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The Registration Statement registered an aggregate of 3,530,000 shares of the Common Stock and the price to the public was $19.375 per share. Of such shares, 1,500,000 shares were sold by the Company, and 2,559,500 shares were sold by certain stockholders of the Company (which includes the underwriter's overallotment of 529,500 shares).

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

  The Company has invested the net offering proceeds in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from April 1, 1999 to March 31, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Secondary Registration Statement.

Item 6. Selected Financial Data.

(in thousands, except per share data)

                                                    March 31,
                                    --------------------------------------------
                                     1995     1996     1997      1998     1999
                                    -------  -------  -------  -------- --------
Consolidated Statements of
 Operations Data:
Net revenues......................  $46,950  $50,264  $57,468  $ 76,618 $105,000
Cost of revenues..................   27,513   34,169   30,057    34,321   37,937
                                    -------  -------  -------  -------- --------
Gross profit......................   19,437   16,095   27,411    42,297   67,063
Operating Expenses:
  Research and development........   10,108    8,283    7,870    13,268   22,472
  Selling, general and
   administrative.................   10,112   11,232   12,537    14,278   18,325
  Merger-related costs............       --       --       --        --    2,350
                                    -------  -------  -------  -------- --------
    Total operating expenses......   20,220   19,515   20,407    27,546   43,147
                                    -------  -------  -------  -------- --------
Operating income (loss)...........     (783)  (3,420)   7,004    14,751   23,916
Interest income (expense), net....      358)    (242)     (29)      871    3,450
                                    -------  -------  -------  -------- --------
Income (loss) before income taxes.   (1,141)  (3,662)   6,975    15,622   27,366
Provision (benefit) for income
 taxes............................      (70)      32      659       406   10,233
                                    -------  -------  -------  -------- --------
Net income (loss).................   (1,071) $(3,694) $ 6,316  $ 15,216 $ 17,133
                                    =======  =======  =======  ======== ========
Basic earnings (loss) per share:
  Earnings (loss) per share.......  $ (0.25) $ (0.81) $  1.26  $   1.44 $   0.70
                                    =======  =======  =======  ======== ========
  Shares used in calculating basic
   earnings (loss) per share......    4,365    4,566    5,006    10,594   24,514
                                    =======  =======  =======  ======== ========
Diluted earnings (loss) per share:
  Earnings (loss) per share.......  $ (0.06) $ (0.21) $  0.35  $   0.75 $   0.62
                                    =======  =======  =======  ======== ========
  Shares used in calculating
   diluted earnings (loss) per
   share..........................   17,194   17,394   17,907    20,294   27,430
                                    =======  =======  =======  ======== ========
Consolidated Balance Sheet Data:
Working capital...................  $16,753  $13,977  $19,364  $ 77,417 $103,617
Total assets......................   40,180   37,836   41,814   112,834  150,655
Long-term debt and capital lease
 obligations......................   10,458    8,091    5,854     6,711   10,495
Total stockholders' equity........   24,805   21,512   27,743    91,634  121,694

Quarterly Comparisons

  The following table sets forth consolidated statements of operations for each of the Company's last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In management's opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

        QUARTERLY FINANCIAL INFORMATION FOR FISCAL 1999 AND FISCAL 1998

                                    Fiscal 1998                    Fiscal 1999*
                          ------------------------------- -------------------------------
                            Q1      Q2      Q3      Q4      Q1      Q2      Q3      Q4
                          ------- ------- ------- ------- ------- ------- ------- -------
Net revenues............  $17,053 $18,155 $19,666 $21,744 $23,814 $25,472 $26,972 $28,742
Cost of revenues........    8,156   8,378   8,836   8,951   9,399   9,347   9,669   9,522
                          ------- ------- ------- ------- ------- ------- ------- -------
Gross profit............    8,897   9,777  10,830  12,793  14,415  16,125  17,303  19,220
Operating expenses:
  Research and
   development..........    2,525   3,477   3,337   3,929   4,893   5,454   5,847   6,278
  Selling, general and
   administrative.......    3,339   3,391   3,530   4,018   4,164   4,296   4,573   5,292
  Merger-related costs..       --      --      --      --      --      --      --   2,350
                          ------- ------- ------- ------- ------- ------- ------- -------
   Total operating
    expenses............    5,864   6,868   6,867   7,947   9,057   9,750  10,420  13,920
                          ------- ------- ------- ------- ------- ------- ------- -------
Operating income........    3,033   2,909   3,963   4,846   5,358   6,375   6,883   5,300
Interest income, net....       66      85     143     577     853     877     883     837
                          ------- ------- ------- ------- ------- ------- ------- -------
Income before income
 taxes..................    3,099   2,994   4,106   5,423   6,211   7,252   7,766   6,137
Provision for income
 taxes..................       81      78     103     144   2,227   2,584   2,646   2,776
                          ------- ------- ------- ------- ------- ------- ------- -------
Net income..............  $ 3,018 $ 2,916 $ 4,003 $ 5,279 $ 3,984 $ 4,668 $ 5,120 $ 3,361
                          ======= ======= ======= ======= ======= ======= ======= =======
Earnings per share
 (diluted)..............  $  0.16 $  0.16 $  0.20 $  0.23 $  0.15 $  0.17 $  0.19 $  0.12
                          ======= ======= ======= ======= ======= ======= ======= =======
Shares used in
 calculating diluted
 earnings per share.....   18,941  18,594  20,383  23,257  26,665  27,296  27,619  28,140
                          ======= ======= ======= ======= ======= ======= ======= =======

--------
* The quarterly information for the fiscal year ended March 31, 1999 has been restated from the information presented in the Company's Quarterly 10-Q filings for the quarters ended June 30, 1998, September 30, 1998 and December 31, 1998 to reflect the acquisition of Cimaron Communications Corporation completed on March 17, 1999 as if the companies had been combined for the full year.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following discussion of the financial condition and results of operations of the Company should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in the Company's Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Factors That May Affect Future Results" in the Company's Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

  AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure. The Company tailors solutions to customer and market requirements by using a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies. AMCC believes that its internal bipolar and BiCMOS processes, complemented by advanced CMOS and silicon germanium processes from external foundries, enable the Company to offer high-performance, high- speed solutions optimized for specific applications and customer requirements. The Company further believes that its products provide significant cost, power, performance and reliability advantages for system OEMs in addition to accelerating time-to-market. The Company also leverages its technology to provide products for the automated test equipment (ATE), high-speed computing and military markets.

  On March 17, 1999, the Company acquired Cimaron Communications Corporation ("Cimaron") in a business combination accounted for as a pooling-of-interests. Cimaron, which also designs and develops high-bandwidth silicon solutions for communications equipment manufacturers, became a wholly owned subsidiary of the Company through the exchange of approximately three million shares of the Company's Common Stock for all the outstanding stock and options of Cimaron. The financial statements for fiscal 1999 have been prepared as if the companies had been combined for the full year and the prior year financial statements did not require restatement as a result of this business combination.

Results of Operations

  The following table sets forth certain selected consolidated statements of Income data in dollars and as a percentage of revenues for the periods indicated:

                                        Fiscal Year Ended March 31,
                                 ---------------------------------------------
                                     1997            1998            1999
                                 --------------  -------------  --------------
                                   (in thousands, except per share data)
                                    $       %       $      %       $       %
                                 -------  -----  ------- -----  -------- -----
Net revenues.................... $57,468  100.0% $76,618 100.0% $105,000 100.0%
Cost of revenues................  30,057   52.3   34,321  44.8    37,937  36.1
                                 -------  -----  ------- -----  -------- -----
Gross profit....................  27,411   47.7   42,297  55.2    67,063  63.9
Operating expenses:
  Research and development......   7,870   13.7   13,268  17.3    22,472  21.4
  Selling, general and
   administrative...............  12,537   21.8   14,278  18.6    18,325  17.5
  Merger-related costs..........      --     --       --    --     2,350   2.2
                                 -------  -----  ------- -----  -------- -----
    Total operating expenses....  20,407   35.5   27,546  35.9    43,147  41.1
                                 -------  -----  ------- -----  -------- -----
Operating income................   7,004   12.2   14,751  19.3    23,916  22.8
Net interest income (expense)...     (29)  (0.1)     871   1.1     3,450   3.3
                                 -------  -----  ------- -----  -------- -----
Income before provision for
 income taxes...................   6,975   12.1   15,622  20.4    27,366  26.1
Provision for income taxes......     659    1.1      406   0.5    10,233   9.8
                                 -------  -----  ------- -----  -------- -----
Net income...................... $ 6,316   11.0% $15,216  19.9% $ 17,133  16.3%
                                 =======  =====  ======= =====  ======== =====
Diluted earnings per share:
  Earnings per share............ $  0.35         $  0.75        $   0.62
                                 =======         =======        ========
  Shares used in calculating
   diluted earnings per share...  17,907          20,294          27,430
                                 =======         =======        ========

Comparison of the Year Ended March 31, 1999 to the Year Ended March 31, 1998

  Net Revenues. Net revenues for the year ended March 31, 1999 were approximately $105.0 million, representing an increase of 37% over net revenues of approximately $76.6 million for the year ended March 31, 1998. Revenues from sales of communications products increased 56% in the year ended March 31, 1999 from $36.6 million or 48% of net revenues for the year ended March 31, 1998 to $57.3 million or 55% of net revenues for the year ended March 31, 1999, reflecting unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of products to other markets, consisting of the ATE, high-speed computing and military markets, decreased from 52% of net revenues for the year ended March 31, 1998, to 45% of net revenues for the year ended March 31, 1999, although revenues from sales to these other markets increased in absolute dollars. The increase in absolute dollars in revenues attributed to these other markets was primarily due to $10.0 million of shipments in the year ended March 31, 1999, relating to the partial fulfillment of an end-of-life order from Raytheon Systems Co. Total sales to Raytheon Systems Co. accounted for 16% of net revenues in the year ended March 31, 1999 and were less than 10% of net revenues in the year ended March 31, 1998. Sales to Nortel accounted for 20% and 21% of net revenues for the years ended March 31, 1999 and 1998, respectively. In the years ended March 31, 1999 and 1998, Insight Electronics, Inc., the Company's domestic distributor, accounted for 13% and 11% of net revenues, respectively. Sales outside of North America accounted for 24% and 23% of net revenues for the years ended March 31, 1999 and 1998, respectively. Although less than seven percent of the Company's revenues were attributable to sales in Asia for the year ended March 31, 1999, the recent economic instability in certain Asian countries could adversely affect the Company's business, financial condition and operating results, particularly to the extent that this instability impacts the sales of products manufactured by the Company's customers.

  Gross Margin. Gross margin was 63.9% for the year ended March 31, 1999, as compared to 55.2% for the year ended March 31, 1998. The increase in gross margin resulted from increased utilization of the Company's wafer fabrication facility. The Company's gross margin is primarily impacted by factory utilization, manufacturing yields, product mix and the Company's timing of depreciation expense and other costs associated with expanding its manufacturing capacity. Although AMCC does not expect its gross margin to continue to increase at the rate reflected above, its strategy is to maximize factory utilization whenever possible, maintain or improve its manufacturing yields, and focus on the development and sales of high-performance products that can have higher gross margins. There can be no assurance, however, that the Company will be successful in achieving these objectives. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income.

  Research and Development. Research and development ("R&D") expenses increased 69% to approximately $22.5 million, or 21.4% of revenues, for the year ended March 31, 1999, from approximately $13.3 million, or 17.3% of net revenues, for the year ended March 31, 1998. The substantial increase in R&D expenses was due to the Company's acquisition of Cimaron, which incurred approximately $2.5 million of R&D expenses during its fiscal year, and accelerated new product and process development efforts, including a $3.2 million increase in compensation costs, and a $3.9 million increase in prototyping and outside contractor costs. The Company believes that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, the Company expects R&D expenses to increase in absolute dollars and possibly as a percentage of net revenues in the future. Currently, R&D expenses are focused on the development of products and processes for the communications markets, and the Company expects to continue this focus.

  Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $18.3 million, or 17.5% of revenues, for the year ended March 31, 1999, as compared to approximately $14.3 million, or 18.6% of net revenues, for the year ended March 31, 1998. The increase in SG&A expenses for the year ended March 31, 1999 was primarily due to a $2.1 million increase in personnel costs, a $500,000 increase in commissions earned by third-party sales representatives, a $500,000 increase in product promotion expenses and, a $400,000 increase in legal and accounting costs. A portion of such increases was due to the Company's acquisition of Cimaron. The decrease in SG&A expenses as a percentage of net revenues for the year ended March 31, 1999 was a result of net revenues increasing more rapidly than SG&A expenses. The Company expects SG&A expenses to increase in the future due principally to additional staffing in the Company's sales and marketing departments, as well as increased spending on information technology, and increased product promotion expenses.

  Merger-related costs. In March 1999, the Company acquired all of the outstanding common stock and common stock equivalents of Cimaron Communications Corporation ("Cimaron") in exchange for approximately three million shares of the Company's common stock. The acquisition has been accounted for using the pooling-of-interests method of accounting. Costs associated with this merger of $2.3 million or $0.08 per diluted share were expensed in the quarter ended March 31, 1999.

  Operating Margin. The Company's operating margin increased to 22.8% of net revenues for the year ended March 31, 1999, compared to 19.3% for the year ended March 31, 1998, principally as a result of the increase in gross margin and decrease in SG&A expenses as a percentage of net revenues, partially offset by the increase in R&D expenses as a percentage of net revenues.

  Net Interest Income. Net interest income increased to $3.5 million for the year ended March 31, 1999 compared to $871,000 for the year ended March 31, 1998. This increase was due principally to higher interest income from larger cash and short-term investment balances generated from operations and the proceeds from the Company's public offerings completed during the second half of the year ended March 31, 1998.

  Income Taxes. The Company's annual effective tax rate for the year ended March 31, 1999, which approximated statutory rates, was 37.4%, compared to an effective tax rate of 2.6% for the year ended March 31,

1998. The effective tax rate for the year ended March 31, 1998 was decreased from statutory rates due to the reduction of a valuation allowance recorded against deferred tax assets for net operating loss carryforwards and credits. The Company expects the tax rate for fiscal 2000 to approximate statutory rates.

  Diluted Earnings per share. Diluted earnings per share decreased 17% to $0.62 in the year ended March 31, 1999, compared to $0.75 for the year ended March 31, 1998. The decrease reflects the merger related costs of 2.3 million, the increase in the effective tax rate, and the greater number of shares outstanding due in part to the Cimaron acquisition, offset in part by the increase in operating income in fiscal 1999.

  Deferred Compensation. In connection with the grant of certain stock options to employees during the six months ended September 30, 1997, the Company recorded aggregate deferred compensation of $599,000, representing the difference between the deemed fair value of the Common Stock at the date of grant for accounting purposes and the option exercise price of such options. Additionally, during the year ended March 31, 1999, the Company recorded deferred compensation of $2.5 million related to restricted stock and options granted to founders and employees of Cimaron. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Amortization of deferred compensation recorded for the years ended March 31, 1998 and 1999 were $127,000 and $860,000, respectively. The Company currently expects to record amortization of deferred compensation with respect to these option grants of approximately $658,000, $543,000, $414,000, $330,000 and $178,000 during the fiscal years ended March 31, 2000, 2001, 2002, 2003 and 2004, respectively.

  Backlog. The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog for products requested to be shipped and non-recurring engineering services to be completed in the next six months was $38.2 million on March 31, 1999, compared to $30.1 million on March 31, 1998. Included in backlog at March 31, 1999 is the $9.3 million balance of an order received from Raytheon Systems Co. related to an end-of-life buy for integrated circuits used in its high speed radar systems.

  Year 2000 Compliance. As a semiconductor manufacturer with its own wafer fabrication facility, the Company is dependent on computer systems and manufacturing equipment with embedded hardware or software to conduct its business. The Company has developed and is currently executing a plan designed to make its computer systems, applications, computer and manufacturing equipment and facilities Year 2000 ready. The plan covers five stages including (i) inventory, (ii) assessment, (iii) remediation, (iv) testing, and
(v) contingency planning. The Company has completed the inventory and assessment stages. The remediation, testing and contingency planning stages are targeted to be completed by October 1999. The Company will primarily utilize internal resources to reprogram, or replace where necessary, and test the software for Year 2000 modifications.

  The Company is in the process of communicating with its critical external suppliers to determine the extent to which the Company may be vulnerable to such parties' failure to resolve their own Year 2000 issues. Where practicable, the Company will assess and attempt to mitigate its risks with respect to the failure of these entities to be Year 2000 ready. The effect, if any, on the Company's results of operations from the failure of such parties to be Year 2000 ready cannot reasonably be estimated.

  The Company has developed contingency plans for certain critical applications and is working on such plans for others. These contingency plans involve, among other actions, manual workarounds, and adjusting staffing strategies.

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

  The costs of the project and the date on which the Company plans to complete the Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those plans. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes and the ability to identify and correct equipment with embedded hardware or software and similar uncertainties.

Comparison of the Year Ended March 31, 1998 to the Year Ended March 31, 1997

  Net Revenues. Net revenues for the year ended March 31, 1998 were approximately $76.6 million, representing an increase of 33% over net revenues of approximately $57.5 million for the year ended March 31, 1997. Revenues from sales of communications products increased from 44% of net revenues for the year ended March 31, 1997 to 48% of net revenues for the year ended March 31, 1998, reflecting unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of products to other markets, consisting of the ATE, high-speed computing and military markets, decreased from 56% of net revenues for the year ended March 31, 1997, to 52% of net revenues for the year ended March 31, 1998, although revenues from sales to these other markets increased in absolute dollars. The increase in absolute dollars in revenues attributed to these other markets was primarily due to an increase in shipments of PCI bus products for high-speed computing applications and to increased shipments of products to the ATE market. Sales to Nortel accounted for 21% and 20% of net revenues for the years ended March 31, 1998 and 1997, respectively. In the year ended March 31,1998, one other customer, Insight Electronics, Inc., the Company's domestic distributor, accounted for 11% of net revenues. Sales outside of North America accounted for 23% and 21% of net revenues for the years ended March 31, 1998 and 1997, respectively.

  Gross Margin. Gross margin was 55.2% for the year ended March 31, 1998, as compared to 47.7% for the year ended March 31, 1997. The significant increase in gross margin primarily resulted from increased utilization of the Company's wafer fabrication facility, as well as a $1.1 million improvement in manufacturing yields.

  Research and Development. Research and development ("R&D") expenses increased 69% to approximately $13.3 million, or 17.3% of net revenues, for the year ended March 31, 1998, from approximately $7.9 million, or 13.7% of net revenues, for the year ended March 31, 1997. The substantial increase in R&D expenses was due to accelerated new product and process development efforts including a $3.4 million increase in compensation costs, and a $1.6 million increase in prototyping and outside contractor costs.

  Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $14.3 million, or 18.6% of net revenues, for the year ended March 31, 1998, as compared to approximately $12.5 million, or 21.8% of net revenues, for the year ended March 31, 1997. The increase in SG&A expenses for the year ended March 31, 1998 was primarily due to a $700,000 increase in compensation costs and a $600,000 increase in commissions earned by third-party sales representatives. The decrease in SG&A expenses as a percentage of net revenues for the year ended March 31, 1998 was a result of net revenues increasing more rapidly than SG&A expenses.

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

  Income Taxes. The Company's annual effective tax rate for the year ended March 31, 1998 was 2.6%. This was due primarily to the reduction of a valuation allowance recorded against deferred tax assets for net operating loss carryforwards and credits in the prior two years. This reduction results from sufficient levels of income for fiscal 1998, which made the realization of these deferred tax assets more likely than not. The effective tax rate of 9.5% for the year ended March 31, 1997 was attributable primarily to alternative minimum taxes ("AMT").

  Diluted Earnings per share. Diluted earnings per share increased 114% to $0.75 in the year ended March 31, 1998, compared to $0.35 for the year ended March 31, 1997.

Liquidity and Capital Resources

  The Company's principal source of liquidity as of March 31, 1999 consisted of $86.5 million in cash, cash equivalents and short-term investments. Working capital as of March 31, 1999 was $103.6 million, compared to $77.4 million as of March 31, 1998. This increase in working capital was primarily due to cash provided by operating activities and the proceeds from the sale of common stock, offset by the purchase of property, equipment and other assets.

  For the years ended March 31, 1999, 1998 and 1997, net cash provided by operating activities was $22.0 million, $16.9 million and $11.7 million, respectively. Net cash provided by operating activities in fiscal 1999 primarily reflected net income before depreciation and amortization expense plus increased accrued liabilities less increases in accounts receivable and inventories. Net cash provided by operating activities in fiscal 1998 primarily reflected net income before depreciation and amortization expense plus increases in accounts payable and accrued liabilities less increases in accounts receivable and deferred income taxes. Net cash provided by operating activities in fiscal 1997 primarily reflected net income before depreciation and amortization expense.

  Capital expenditures and the purchase of other assets totaled $16.5 million, $11.6 million and $4.1 million for the years ended March 31, 1999, 1998 and 1997, respectively, of which $6.7 million, $3.6 million and $1.2 million for the years ended March 31, 1999, 1998 and 1997, respectively, were financed using debt or capital leases. In fiscal year 2000, the Company expects to incur approximately $14.0 million in capital expenditures for manufacturing and test equipment, computer hardware and software and the acquisition of land as a site for a potential new wafer fabrication facility. The Company is exploring alternatives for the expansion of its manufacturing capacity which would likely occur after fiscal year 2000, including expanding its current 4" wafer fabrication facility, building a new wafer fabrication facility, purchasing a wafer fabrication facility and entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by the Company including an investment in excess of $80.0 million if the Company chose to or was required to build a new wafer fabrication facility. The Company would anticipate financing any such investment through a combination of available cash, cash equivalents and short term investments, cash from operations and debt and lease financing. Although the Company believes that it will be able to obtain financing for a significant portion of the planned capital expenditures at competitive rates and terms from its existing and new financing sources, there can be no assurance that the Company will be successful in these efforts. Furthermore, there can be no assurance that any of the alternatives for expansion of its manufacturing capacity will be available on a timely basis or at all.

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

Factors That May Affect Future Results

  The Company's results of operations have varied significantly in the past and may continue to do so in the future. These variations have been, and may in the future be, due to a number of factors, any of which could have a material adverse effect on the Company's business, financial condition and results of operations. These factors include, but are not limited to: the rescheduling or cancellation of orders by customers; fluctuations in the timing and amount of customer requests for product shipments; fluctuations in manufacturing yields and inventory levels; changes in product mix; the Company's ability to introduce new products and technologies on a timely basis; the introduction of products and technologies by the Company's competitors; the availability of external foundry capacity, purchased parts and raw materials; competitive pressures on selling prices; the timing of investments in research and development; market acceptance of the Company's and its customers' products; the integration of operations and personnel as the result of the Company's recent acquisition of Cimaron; the timing of depreciation and other expenses to be incurred by the Company in connection with the increase of capacity for its existing manufacturing facility and in connection with its proposed new manufacturing facility; the timing and amount of recruiting and relocation expenses, prototyping costs and product promotional expenses; costs associated with future litigation, if any, including without limitation, litigation relating to the use or ownership of intellectual property; costs associated with compliance with applicable environmental regulations; general semiconductor industry conditions; and general economic conditions. Historically, average selling prices in the semiconductor industry have decreased over the life of a product, and as a result, the average selling prices of the Company's products may be subject to significant pricing pressures in the future. Because the Company is continuing to increase its operating expenses for personnel and new product development, and because the Company is limited in its availability to reduce expenses quickly in response to any revenue short falls, the Company's business, financial condition and operating results would be adversely affected if increased sales are not achieved. In addition, the Company's operating results may be below the expectations of public market analysts or investors, which could have a material adverse effect on the market price of the Common Stock.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

  At March 31, 1999, the Company's investment portfolio includes fixed-income securities of $73 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 100 basis point increase in interest rates would have no material impact on the Company's financial condition or results of operations.

  The Company generally conducts business, including sales to foreign customers, in U.S. dollars and as a result, has limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on the Company's financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

  Refer to the Index on Page F-l of the Financial Report included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                   PART III

  Certain information required by Part III is omitted from this report because the Company will file a definitive proxy statement within 120 days after the end of its fiscal year pursuant to Regulation 14A (the "Proxy Statement") for its Annual Meeting of Stockholders to be held August 3, 1999, and the information included in the Proxy Statement is incorporated herein by reference.

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

   (2) Financial Statement Schedules:
       The financial statement schedules of the Company are included in
       Part IV of this report:
       For the three fiscal years ended March 31, 1999 -- II Valuation and Qualifying Accounts

   (3) Exhibits (numbered in accordance with Item 601 of Regulated S-K)

  Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  The following exhibits are filed or incorporated by reference into this report.

  (a) Exhibits

  2.1(8) Agreement and Plan of Merger dated as of March 3, 1999 among Applied
         Micro Circuits Corporation, Wiley Acquisition Corporation and Cimaron
         Communications Corporation.
  3.1(1) Restated Certificate of Incorporation of the Company.
  3.2(2) Amended and Restated Bylaws of the Company.
  4.1(3) Specimen Stock Certificate.
 10.1(3) Form of Indemnification Agreement between the Company and each of its
         Officers and Directors.
 10.2(3) 1982 Employee Incentive Stock Option Plan, as amended, and form of
         Option Agreement.
 10.3(3) 1992 Stock Option Plan, as amended, and form of Option Agreement.

 10.4(3)  1997 Employee Stock Purchase Plan and form of Subscription Agreement.
 10.5(3)  1997 Directors' Stock Option Plan and form of Option Agreement.
 10.6(3)  401(k) Plan, effective April 1, 1985, and form of Enrollment
          Agreement.
 10.7(3)  Convertible Preferred Stock, Series 1 and Series 2, Purchase
          Agreement, dated December 8, 1983.
 10.8(3)  Convertible Preferred Stock Series 3 Purchase Agreement, dated
          September 16, 1987.
 10.9(3)  Industrial Real Estate Lease, dated October 29, 1996, between the
          Registrant and ADI Mesa Partners AMCC, L.P. (the Sequence Drive
          Lease).
 10.10(3) Industrial Real Estate Lease, dated April 8, 1992 between the
          Registrant and Mira Mesa Business Park (the Oberlin Drive Lease).
 10.11(3) Security Agreements, dated January 30, 1992 by and between the
          Registrant and Roger Smullen.
 10.12(3) Promissory Notes, dated January 30, 1992, as amended, by and between the Registrant and Roger Smullen.
 10.13(3) Loan Agreement, dated May 1, 1996, and Exercise Notice and Restricted
          Stock Purchase Agreements, dated July 23, 1997 by and between
          Registrant and David Rickey.
 10.14(3) Promissory Notes, dated February 12, 1996, May 1, 1996, April 1, 1997 and July 23, 1997 by and between the Registrant and David Rickey.
 10.15(3) Patent License Agreement, dated January 1, 1998, as amended by and between Registrant and Motorola, Inc.
 10.16(3) Patent License Agreement, dated March 1, 1991, as amended, by and between Registrant and International Business Machines Corporation.
 10.17(3) Patent License Agreement, dated June 1, 1997 by and between
          Registrant and International Business Machines Corporation.
 10.18(3) Letter Agreement, dated January 30, 1996 by and between the
          Registrant and David Rickey.
 10.19(3) Patent License Agreement, dated October 19, 1992, as amended by and between Registrant and Alcatel Network Systems, Inc.
 10.20(3) Amendment No. 1 to Convertible Preferred Stock, Series 1 and Series 2
          Purchase Agreement, dated September 16, 1987 and Convertible
          Preferred Stock, Series 3 Purchase Agreement, dated September 16,
          1987.
 10.21(4) Loan Agreement Secured by Property, dated February 19, 1998 by and between Registrant and Laszlo Gal and Agnes Gal.
 10.22(4) Note Secured by Deed of Trust, dated February 19, 1998 by and between
          Registrant and Laszlo Gal and Agnes Gal.
 10.23(4) Loan and Pledge Agreement, dated February 19, 1998 by and between
          Registrant and Anil Bedi.
 10.24(6) 1998 Employee Stock Purchase Plan and form of Subscription Agreement
 10.25(7) Agreements related to the Company's right to acquire land:
          a) Ground Lease, by and between Applied Micro Circuits Corporation and Kilroy Realty L.P.
          b) Agreement for Consulting Services
 10.26 1998 Stock Incentive Plan of Cimaron Communications Corporation adopted by Registrant in merger transaction, effective March 17, 1999.
 10.27    Employment Agreement by and between Registrant and Gary Martin.
 10.28    Employment Agreement by and between Registrant and Ramakrishna
          Sudireddy.
 10.29    Agreement to Sell and Purchase and Escrow Instructions to Acquire
          Land by and between Kilroy Realty, L.P. and Registrant dated January
          8, 1999.
 10.30    Lease of Engineering Building by and between Kilroy Realty, L.P. and
          Registrant dated February 17, 1999.

 10.31   *Custom Sales Agreement by and between Registrant and International
         Business Machines
 11.1(5) Computation of Per Share Data under SFAS No. 128.
 21.1    Subsidiary of the Registrant.
 23.1    Consent of Ernst & Young LLP, Independent Auditors
 24.1    Power of Attorney (see page 42).
 27.1    Financial Data Schedules.

--------
* Confidential treatment has been requested with respect to certain portions of this exhibit.

(1) Incorporated by reference to Exhibit 3.2 filed with the Company's Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.
(2) Incorporated by reference to Exhibit 3.4 filed with the Company's Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.
(3) Incorporated by reference to identically numbered exhibits filed with the Company's Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.
(4) Incorporated by reference to identically numbered exhibits filed with the Company's Registration Statement (No. 333-46071) filed February 11, 1998, or with any Amendments thereto, which registration statement became effective March 12, 1998.
(5) The Computation of Per Share Data under SFAS No. 128 is included on page F-10 of this report.
(6) Incorporated by reference to Appendix I filed with the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders filed on June 15, 1998.
(7) Incorporated by reference to identically numbered exhibits filed with the Company's Quarterly Report, Form 10-Q filed November 16, 1998.
(8) Incorporated by reference to identically numbered exhibit filed with the Company's Registration Statement on Form S-3 (No. 333-76185) filed April 13, 1998.

  The following exhibits are filed or incorporated by reference into this report.

  (b) Current reports on Form 8-K. The Registrant filed the following current reports on Form 8-K with the Commission during the fourth quarter of the fiscal year ended March 31, 1999:

    None.

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

                                          APPLIED MICRO CIRCUITS CORPORATION

                                                   /s/ David M. Rickey
                                          By:__________________________________
                                                     David M. Rickey
                                              President and Chief Executive
                                                         Officer

Date: June 21, 1999

                               POWER OF ATTORNEY

  KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Rickey and William E. Bendush, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              Signature                      Title                   Date

   /s/    David M. Rickey            President and Chief       June 21, 1999
-----------------------------------   Executive Officer
          David M. Rickey

   /s/  William E. Bendush           Chief Financial           June 21, 1999
-----------------------------------   Officer
        William E. Bendush

   /s/ Roger A. Smullen, Sr.         Director and              June 21, 1999
-----------------------------------   Chairman of the
       Roger A. Smullen, Sr.          Board of Directors

   /s/ William K. Bowes, Jr.         Director                  June 21, 1999
-----------------------------------
      Williams K. Bowes, Jr.

   /s/    R. Clive Ghest             Director                  June 21, 1999
-----------------------------------
          R. Clive Ghest

 /s/ Franklin P. Johnson, Jr.        Director                  June 21, 1999
-----------------------------------
     Franklin P. Johnson, Jr.

   /s/  Arthur B. Stabenow           Director                  June 21, 1999
-----------------------------------
        Arthur B. Stabenow

   /s/    Harvey P. White            Director                  June 21, 1999
-----------------------------------
          Harvey P. White

                         INDEX TO FINANCIAL STATEMENTS

                                                                            Page
                                                                            ----
Report of Ernst & Young LLP, Independent Auditors.....................       F-2

Consolidated Balance Sheets as of March 31, 1998 and 1999.............       F-3

Consolidated Statements of Income for the fiscal years ended March 31,
 1997, 1998 and 1999..................................................       F-4

Consolidated Statements of Stockholders' Equity for the fiscal years
 ended March 31, 1997, 1998 and 1999..................................       F-5

Consolidated Statements of Cash Flows for the fiscal years ended March
 31, 1997, 1998 and 1999..............................................       F-6

Notes to Consolidated Financial Statements............................  F-7-F-18

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Applied Micro Circuits Corporation

  We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 1998 and 1999, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 1999. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 1998 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Diego, California
April 21, 1999

                       APPLIED MICRO CIRCUITS CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                        (in thousands, except par value)

                                                                 March 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
                          ASSETS
                          ------
Current assets:
  Cash and cash equivalents................................  $  6,460  $ 13,530
  Short-term investments--available-for-sale...............    61,436    73,010
  Accounts receivable, net of allowance for doubtful
   accounts of $350 and $177 at March 31, 1998 and 1999,
   respectively............................................    12,179    19,275
  Inventories..............................................     8,185     9,813
  Deferred income taxes....................................     3,882     4,573
  Notes receivable from officer and employees..............        87       815
  Other current assets.....................................     2,297     4,004
                                                             --------  --------
    Total current assets...................................    94,526   125,020
Property and equipment, net................................    17,218    23,128
Other assets...............................................     1,090     2,507
                                                             --------  --------
  Total assets.............................................  $112,834  $150,655
                                                             ========  ========
           LIABILITIES AND STOCKHOLDERS' EQUITY
           ------------------------------------
Current liabilities:
  Accounts payable.........................................  $  5,215  $  5,131
  Accrued payroll and related expenses.....................     5,057     4,689
  Other accrued liabilities................................     2,344     7,207
  Deferred revenue.........................................     1,873     1,439
  Current portion of long-term debt........................       567     1,862
  Current portion of capital lease obligations.............     2,053     1,075
                                                             --------  --------
    Total current liabilities..............................    17,109    21,403
Long-term debt, less current portion.......................     2,736     4,995
Long-term capital lease obligations, less current portion..     1,355     2,563
Commitments and contingencies (Notes 7 and 11).............
Stockholders' equity:
  Preferred Stock, $0.01 par value:
   Authorized shares--2,000, none issued and outstanding...        --        --
  Common Stock, $0.01 par value:
   Authorized shares--60,000 at March 31, 1998 and 1999,
    respectively...........................................
   Issued and outstanding shares--22,536 and 26,612 at
    March 31, 1998 and 1999, respectively..................       225       266
  Additional paid-in capital...............................    86,660   102,525
  Deferred compensation, net...............................      (472)   (2,123)
  Accumulated other comprehensive income (loss)............        --       (33)
  Retained earnings........................................     5,722    21,514
  Notes receivable from stockholders.......................      (501)     (455)
                                                             --------  --------
    Total stockholders' equity.............................    91,634   121,694
                                                             --------  --------
  Total liabilities and stockholders' equity...............  $112,834  $150,655
                                                             ========  ========

                             See accompanying notes

                       APPLIED MICRO CIRCUITS CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (in thousands, except per share data)

                                                      Fiscal Year ended March
                                                                31,
                                                      -------------------------
                                                       1997     1998     1999
                                                      -------  ------- --------
Net revenues......................................... $57,468  $76,618 $105,000
Cost of revenues.....................................  30,057   34,321   37,937
                                                      -------  ------- --------
Gross profit.........................................  27,411   42,297   67,063
Operating expenses:
  Research and development...........................   7,870   13,268   22,472
  Selling, general and administrative................  12,537   14,278   18,325
  Merger-related costs...............................      --       --    2,350
                                                      -------  ------- --------
    Total operating expenses.........................  20,407   27,546   43,147
                                                      -------  ------- --------
Operating income.....................................   7,004   14,751   23,916
Interest income (expense), net.......................     (29)     871    3,450
                                                      -------  ------- --------
Income before income taxes...........................   6,975   15,622   27,366
Provision for income taxes...........................     659      406   10,233
                                                      -------  ------- --------
Net income........................................... $ 6,316  $15,216 $ 17,133
                                                      =======  ======= ========
Basic earnings per share:
  Earnings per share................................. $  1.26  $  1.44 $   0.70
                                                      =======  ======= ========
  Shares used in calculating basic earnings per
   share.............................................   5,006   10,594   24,514
                                                      =======  ======= ========
Diluted earnings per share:
  Earnings per share................................. $  0.35  $  0.75 $   0.62
                                                      =======  ======= ========
  Shares used in calculating diluted earnings per
   share.............................................  17,907   20,294   27,430
                                                      =======  ======= ========


                            See accompanying notes.

                      APPLIED MICRO CIRCUITS CORPORATION

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                (in thousands)

                     Convertible
                      Preferred                                            Accumulated               Notes
                        Stock      Common Stock   Additional                  Other     Retained   Receivable      Total
                    -------------- --------------  Paid-In     Deferred   Comprehensive Earnings      From     Stockholders'
                    Shares  Amount Shares  Amount  Capital   Compensation Income (Loss) (Deficit) Stockholders    Equity
                    ------  ------ ------  ------ ---------- ------------ ------------- --------  ------------ -------------
Balance, March 31,
1996..............   1,223   $ 12   4,968   $ 49   $ 36,971    $    --        $ --      $(15,444)    $ (76)      $ 21,512
 Issuance of stock
 pursuant to
 exercise of stock
 options..........      --     --      93      1         41         --          --            --        --             42
 Repurchase of
 common stock.....      --     --     (36)    --        (38)        --          --          (107)       --           (145)
 Payments on
 notes............      --     --      --     --         --         --          --            --        18             18
 Net income.......      --     --      --     --         --         --          --         6,316        --          6,316
                    ------   ----  ------   ----   --------    -------        ----      --------     -----       --------
Balance, March 31,
1997..............   1,223     12   5,025     50     36,974         --          --        (9,235)      (58)        27,743
 Issuance of
 Common Stock, net
 of issuance
 costs............      --     --   5,039     51     51,942         --          --            --        --         51,993
 Conversion of
 convertible
 preferred stock
 to common Stock..  (1,051)   (11) 10,717    107        (96)        --          --            --        --             --
 Issuance of stock
 pursuant to
 exercise of stock
 options..........      --     --   1,702     17        858         --          --            --      (455)           420
 Net exercise of
 warrants.........      --     --      53     --         --         --          --            --        --             --
 Payments on
 notes............      --     --      --     --         --         --          --            --        12             12
 Repurchase of
 convertible
 preferred stock..    (172)    (1)     --     --     (3,617)        --          --          (259)       --         (3,877)
 Deferred
 compensation
 related to stock
 options..........      --     --      --     --        599       (599)         --            --        --             --
 Amortization of
 deferred
 compensation.....      --     --      --     --         --        127          --            --        --            127
 Net Income.......      --     --      --     --         --         --          --        15,216        --         15,216
                    ------   ----  ------   ----   --------    -------        ----      --------     -----       --------
Balance, March 31,
1998..............      --     --  22,536    225     86,660       (472)         --         5,722      (501)        91,634
 Issuance of stock
 upon formation of
 Cimaron..........      --     --   2,344     24      4,640       (230)         --            --        --          4,434
 Issuance of
 common stock
 under employee
 stock purchase
 plans............      --     --     417      4      3,175         --          --            --        --          3,179
 Issuance of stock
 pursuant to
 exercise of stock
 options..........      --     --   1,315     13      2,524       (964)         --            --        --          1,573
 Tax Benefit of
 disqualifying
 dispositions.....      --     --      --     --      4,209         --          --            --        --          4,209
 Payment on notes.      --     --      --     --         --         --          --            --        46             46
 Deferred
 compensation
 related to stock
 options and
 restricted stock.      --     --      --     --      1,317     (1,317)         --            --        --             --
 Amortization of
 deferred
 compensation.....      --     --      --     --         --        860          --            --        --            860
 Adjustment for
 change in Cimaron
 Communications
 Corporation's
 year end.........      --     --      --     --         --         --          --        (1,341)       --         (1,341)
 Comprehensive
 Income:
  Net income......      --     --      --     --         --         --          --        17,133        --         17,133
  Unrealized loss
  on short-term
  investments, net
  of tax benefit..      --     --      --     --         --         --         (33)           --        --            (33)
                                                                                                                 --------
 Total
 comprehensive
 income...........      --     --      --     --         --         --          --            --        --         17,100
                    ------   ----  ------   ----   --------    -------        ----      --------     -----       --------
Balance, March 31,
1999..............      --   $ --  26,612   $266   $102,525    $(2,123)       $(33)     $ 21,514     $(455)      $121,694
                    ======   ====  ======   ====   ========    =======        ====      ========     =====       ========

                            See accompanying notes.

                       APPLIED MICRO CIRCUITS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (in thousands)

                                                 Fiscal Year ended March 31,
                                                 ------------------------------
                                                   1997      1998       1999
                                                 --------  ---------  ---------
Operating Activities
  Net income...................................  $  6,316  $  15,216  $  17,133
  Adjustments to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization................     5,185      5,174      7,045
  Write-offs of inventories....................       452        600        180
  Amortization of deferred compensation........       --         127        860
  Loss on disposals of property................       --         --         221
  Adjustment for change in Cimaron year end....       --         --      (1,341)
  Changes in operating assets and liabilities:
   Accounts receivables........................     1,058     (3,761)    (7,096)
   Inventories.................................    (1,146)    (1,255)    (1,808)
   Other current assets........................      (116)    (1,607)      (678)
   Accounts payable............................    (1,553)     2,787        (84)
   Accrued payroll and other accrued
    liabilities................................     1,562      2,418      8,704
   Deferred income taxes.......................       --      (3,882)      (691)
   Deferred revenue............................       (25)     1,067       (434)
                                                 --------  ---------  ---------
    Net cash provided by operating activities..    11,733     16,884     22,011
Investing Activities
  Proceeds from sales and maturities of short-
   term investments............................     7,944     66,547    187,787
  Purchase of short-term investments...........   (11,512)  (119,874)  (199,394)
  Repayments and (advances) on notes receivable
   from officers and employees.................      (608)      (366)       262
  Purchase of property, equipment and other
   assets......................................    (2,855)   (11,342)   (16,490)
                                                 --------  ---------  ---------
    Net cash used for investing activities.....    (7,031)   (65,035)   (27,835)
Financing Activities
  Proceeds from issuance of common stock, net..        42     52,413      9,062
  Repurchase of common stock...................      (145)       --         --
  Repurchase of convertible preferred stock....       --      (3,877)       --
  Payments on notes receivable from
   stockholders................................        18         12         46
  Payments on capital lease obligations........    (2,824)    (2,691)    (2,110)
  Payments on long-term debt...................      (582)       (37)      (792)
  Proceeds from equipment financed under
   capital leases..............................       --         --       2,342
  Issuance of long-term debt...................       --       3,303      4,346
                                                 --------  ---------  ---------
    Net cash provided by (used for) financing
     activities................................    (3,491)    49,123     12,894
                                                 --------  ---------  ---------
    Net increase in cash and cash equivalents..     1,211        972      7,070
Cash and cash equivalents at beginning of year.     4,277      5,488      6,460
                                                 --------  ---------  ---------
Cash and cash equivalents at end of year.......  $  5,488  $   6,460  $  13,530
                                                 ========  =========  =========
Supplemental disclosure of cash flow
 information:
  Cash paid for:
  Interest.....................................  $    656  $     380  $     542
                                                 ========  =========  =========
  Income taxes.................................  $    770  $   3,251  $   4,274
                                                 ========  =========  =========

Supplemental schedule of noncash investing and financing activities:

Capital lease obligations of approximately $1.2 million and $282,000 were incurred during fiscal years 1997 and 1998, respectively. During the fiscal year 1998, notes were received for the exercise of stock options totaling $455,000.

                            See accompanying notes.

                      APPLIED MICRO CIRCUITS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

 Business

  The Company designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure.

 Basis of Presentation

  The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. On March 17, 1999, the Company acquired Cimaron Communications Corporation ("Cimaron") in a business combination accounted for as a pooling-of-interests. Cimaron, which also designs and develops high-bandwidth silicon solutions for communications equipment manufacturers, became a wholly owned subsidiary of the Company through the exchange of approximately three million shares of the Company's common stock for all the outstanding stock and stock options of Cimaron. The accompanying financial statements for fiscal 1999 have been prepared as if the companies had been combined for the full year, and as more fully discussed in
Note 2, the prior year financial statements did not require restatement as a result of this business combination.

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

  The Company classifies its short-term investments as "Available-for-Sale" and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in comprehensive income. The basis for computing realized gains or losses is by specific identification.

  The following is a summary of available-for-sale securities (in thousands):

                                                 Gross Unrealized
                                       Amortized ------------------   Estimated
                                         Cost     Gains     Losses    Fair Value
                                       --------- --------  --------   ----------
   At March 31, 1999:
     U.S. treasury securities and
      obligations of U.S. government
      agencies........................  $21,740   $     22  $     72   $21,690
     U.S. corporate debt securities...   51,321         16        17    51,320
                                        -------   --------  --------   -------
                                        $73,061   $     38  $     89   $73,010
                                        =======   ========  ========   =======

   At March 31, 1998:
     U.S. treasury securities and
      obligations of U.S. government
      agencies........................                                 $15,908
     U.S. corporate debt securities...                                  45,528
                                                                       -------
                                                                       $61,436
                                                                       =======

  The estimated fair value of the short term investments was equal to the amortized cost at March 31, 1998.

                      APPLIED MICRO CIRCUITS CORPORATION

  Available-for-sale securities by contractual maturity are as follows (in thousands):

                                                                       March 31,
                                                                         1999
                                                                       ---------
     Due in one year or less..........................................  $48,918
     Due after one year through two years.............................   16,775
     Greater than two years...........................................    7,317
                                                                        -------
                                                                        $73,010
                                                                        =======

 Fair Value of Financial Instruments

  The carrying value of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and long term debt approximates fair value.

 Concentration of Credit Risk

  The Company believes that the concentration of credit risk in its trade receivables is mitigated by the Company's credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and has not experienced significant losses on trade receivables from any particular customer or geographic region for any period presented.

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

 Inventories

  Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company's inventory valuation process is done on a part-by-part basis. Lower of cost or market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

 Property and Equipment

  Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (3 to 7 years) using the straight line method. Leasehold improvements are stated at cost and amortized over the useful life of the asset. Property and equipment under capital leases are recorded at the net present value of the minimum lease payments and are amortized over the useful life of the assets. Leased assets purchased at the expiration of the lease term are capitalized at acquisition cost.

                      APPLIED MICRO CIRCUITS CORPORATION

 Impairment of Long-Lived Assets

  In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Through March 31, 1999, the Company has not experienced any such impairments.

 Advertising Cost

  Advertising costs are expensed as incurred.

 Revenues

  Revenues related to product sales are generally recognized when the products are shipped to the customer. Recognition of revenues and the related cost of revenues on shipments to distributors that are subject to terms of sale allowing for price protection and right of return on products unsold by the distributor are deferred until the distributor's ability to return the products or its' rights to price protection lapse or have been limited. Revenues on engineering design contracts are recognized using the percentage-of-completion method based on actual cost incurred to date compared to total estimated costs of the project. Deferred revenue represents both the margin on shipments of products to distributors that will be recognized when the distributors ship the products to their customers or the right of return has lapsed and billings in excess and estimated earnings on uncompleted engineering design contracts.

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

                      APPLIED MICRO CIRCUITS CORPORATION

 Earnings Per Share

  Earnings per share are computed in accordance with SFAS No. 128 "Earnings Per Share." Basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Diluted earnings per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options.

  The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following (in thousands):

                                                                March 31,
                                                           --------------------
                                                            1997   1998   1999
                                                           ------ ------ ------
   Shares used in basic earnings per share computations--
    weighted average common shares outstanding...........   5,006 10,594 24,514
   Effect of assumed conversion of Preferred Stock from
    date of issuance.....................................  12,828  7,434     --
   Net effect of dilutive common share equivalents based
    on treasury stock method.............................      73  2,266  2,916
                                                           ------ ------ ------
   Shares used in diluted earnings per share
    computations.........................................  17,907 20,294 27,430
                                                           ====== ====== ======

 New Accounting Standards

  Effective April 1, 1998, the Company adopted SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131. "Segment Information". SFAS No. 130 requires that all components of comprehensive income, including net income, be reported in the financial statements in the period in which they are recognized. Comprehensive income is defined as the change in equity during a period from transactions and other events and circumstances from non-owner sources. Net income and other comprehensive income, including unrealized gains and losses on investments is reported, net of their related tax effect, to arrive at comprehensive income. SFAS No. 131 amends the requirements for public enterprises to report financial and descriptive information about its reportable operating segments. Operating segments, as defined in SFAS No. 131, are components of an enterprise for which separate financial information is available and is evaluated regularly by the Company in deciding how to allocate resources and in assessing performance. The financial information is required to be reported on the basis that is used internally for evaluating the segment performance. The Company believes it operates in one business and operating segment.

2. ACQUISITIONS

  On March 17, 1999, AMCC acquired all of the outstanding Common Stock and Common Stock equivalents of Cimaron in exchange for approximately three million shares of the Company's Common Stock. The acquisition has been accounted for using the pooling-of-interests method of accounting. Prior to the combination, Cimaron, which was incorporated on January 2, 1998, had a fiscal year end of December 31, 1998. In recording the business combination, Cimaron's results of operations for the fiscal year ended December 31, 1998 were combined with AMCC's for the fiscal year ended March 31, 1999. Cimaron's net sales and net loss for the three month period ended March 31, 1999 were $110,000 and $(1,341,000), respectively. In accordance with Accounting Principles Board Opinion No. 16 ("APB No. 16"), Cimaron's results of operations and cash flows for the three month period ended March 31, 1999 have been added directly to the retained earnings and cash flows of AMCC and excluded from reported fiscal 1999 results of operations.

  The combined Company realized a charge in the fourth quarter of fiscal 1999 of approximately $3.1 million related to the estimated costs of the merger. Approximately $700,000 of these total merger costs were incurred

                      APPLIED MICRO CIRCUITS CORPORATION
by Cimaron and are not reflected in the Company's results of operations for the fourth quarter of fiscal 1999 because they are included in Cimaron's results of operations which are reflected as a charge directly to retained earnings.

  In April 1998, the Company acquired Ten Mountains Design which designs and develops high bandwidth analog devices for communications equipment suppliers and optical module manufacturers. The purchase price was approximately $330,000 and resulted in recording intangible assets of approximately $280,000 which will be amortized over three years. The financial statements include the results of operation for Ten Mountains Design from the date of acquisition.

3. CERTAIN FINANCIAL STATEMENT INFORMATION

                                                                 March 31,
                                                             ------------------
                                                               1998      1999
                                                             --------  --------
   Inventories (in thousands):
     Finished goods......................................... $  1,817  $    975
     Work in process........................................    5,161     7,688
     Raw materials..........................................    1,207     1,150
                                                             --------  --------
                                                             $  8,185  $  9,813
                                                             ========  ========
   Property and equipment (in thousands):
     Machinery and equipment................................ $ 25,983  $ 34,413
     Leasehold improvements.................................    7,476     7,641
     Computers, office furniture and equipment..............   13,219    16,654
                                                             --------  --------
                                                               46,678    58,708
   Less accumulated depreciation and amortization...........  (29,460)  (35,580)
                                                             --------  --------
                                                             $ 17,218  $ 23,128
                                                             ========  ========
   Other accrued liabilities (in thousands):
     Income taxes payable................................... $    888  $  3,329
     Accrued merger-related costs...........................       --     1,893
     Other..................................................    1,456     1,985
                                                             --------  --------
                                                             $  2,344  $  7,207
                                                             ========  ========

  The cost and accumulated amortization of machinery and equipment under capital leases at March 31, 1999 were approximately $10.5 million and $8.5 million, respectively ($10.0 million and $7.2 million, at March 31, 1998, respectively). Amortization of assets held under capital leases is included with depreciation expense.

  During the years ended March 31, 1997, 1998 and 1999, the Company earned interest income of $627,000, $1,252,000 and $3,992,000, respectively, and incurred interest expense of $656,000, $381,000 and $542,000, respectively.

4. LONG-TERM DEBT

  During Fiscal 1999, the Company had an equipment line of credit with a bank which expired on March 31, 1999. Borrowings of $7.1 million under the line of credit were converted into term notes, with payments totaling $141,000, payable over 53 to 60 months, and interest rates between 6.44% to 7.42%. At March 31, 1999, $6.3 million was outstanding on the notes.

                      APPLIED MICRO CIRCUITS CORPORATION

  On July 31, 1998, the Company entered into an equipment line of credit with a bank. The line of credit provided for borrowings of up to $1,000,000 at the bank's prime rate plus .5% (8.25% at March 31, 1999). The Company paid off the outstanding balance of $565,000 including accrued interest on April 1, 1999.

  Principal maturities of the notes payable at March 31, 1999 are as follows:

     Year ending March 31, (in thousands):
        2000............................................................. $1,862
        2001.............................................................  1,394
        2002.............................................................  1,495
        2003.............................................................  1,603
        2004 ............................................................    503
                                                                          ------
                                                                          $6,857
                                                                          ======

5. STOCKHOLDERS' EQUITY

 Stock Offerings

  In December 1997, the Company completed an initial public offering of its Common Stock. The offering raised net proceeds to the Company of approximately $25.1 million. In March 1998, the Company completed a secondary public offering of Common Stock in which the Company raised net proceeds of approximately $26.9 million.

 Convertible Preferred Stock

  On April 24, 1997 the Board authorized the Company to repurchase up to $4.0 million of Convertible Preferred Stock, with priority given to the holders of Convertible Preferred Stock that submitted bids for the sale of their shares of Convertible Preferred Stock at the lowest price per share. On June 20, 1997, the Company repurchased an aggregate of 172,300 shares of Convertible Preferred Stock for approximately $3.9 million at prices between $1.20 and $2.61 per share on an as converted to common stock basis. In connection with the initial public offering, all then outstanding shares of Convertible Preferred Stock immediately converted into 10,717,317 shares of Common Stock.

 Preferred Stock

  In November 1997, the Certificate of Incorporation was amended to allow the issuance of up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restriction thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders.

  Stock Options and Other Stock Awards

  The Company's 1992 Stock Option Plan ("1992 Plan") provides for the granting of incentive and nonqualified stock options to employees. Generally, options are granted at prices at least equal to fair value of the Company's Common Stock on the date of grant. In addition, certain officers, employees and directors have been granted nonqualified stock options. The Company's 1982 Employee Incentive Stock Option Plan expired in 1992.

  In connection with the Company's acquisition of Cimaron, the Company assumed options and other stock awards granted under Cimaron's 1998 Stock Incentive Plan ("The Incentive Plan") covering 657,153 shares of

                      APPLIED MICRO CIRCUITS CORPORATION

Common Stock at a weighted average exercise price of $.23 per share. The terms of the plan provides for the granting of options, restricted stock, or other stock based awards ("stock awards") to employees, officers, directors, consultants and advisors. Generally, the stock awards are granted at prices at least equal to the fair value of the Company's Common Stock on the date of grant. A total of 1,016,365 shares of Common Stock were authorized for issuance under the Incentive Plan. At March 31, 1999, 564,358 restricted shares had been issued under the Incentive Plan.

  Options and other stock awards under the plans expire not more than ten years from the date of grant and are either immediately exercisable after the date of grant but are subject to certain repurchase rights by the Company, at the Company's option, until such ownership rights have vested or exercisable upon vesting. Vesting generally occurs over four to five years. At March 31, 1998 and 1999, 651,842 and 869,626 shares of Common Stock were subject to repurchase, respectively.

  Pursuant to an employment agreement entered into during January 1996, between the Company and an executive, the Company granted an option to purchase 800,000 shares of the Company's Common Stock at $0.53 per share under the 1992 Stock Option Plan. The option vests ratably over four years. In the event the Company is acquired, the agreement stipulates that under certain circumstances the executive is eligible for certain additional compensation. These options as well as 66,667 additional options issued in April 1997 were exercised in July 1997. The exercise was paid for with various notes, which aggregated $455,000 and bear interest at rates between 5.98% and 6.54%, and are due at the earlier of February 12, 2000 ($420,000) and April 9, 2001 ($35,000) or the termination of employment.

  Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of the options was estimated at the date of grant using the minimum value method for grants prior to the initial public offering and the Black Scholes method for grants after the initial public offering using the following weighted average assumptions for fiscal year 1997 and 1998; risk free interest rate of 6%; an expected option life of four years; no annual dividends, and an expected volatility of .92 (used only for the options valued using the Black Scholes method.). For options granted in fiscal year 1999, the fair value of the options was estimated at the date of the grant using the following assumptions; risk free interest rate of 6%; an expected life of four to five years; no annual dividends and an expected volatility of
 .89.

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized ratably to expenses over the vesting period of such options. The effects of applying SFAS No. 123 for pro forma disclosure purposes are not likely to be representative of the effects on pro forma net income in future years because they do not take into consideration pro forma compensation expenses related to grants made prior to 1996.

  The Company's pro forma information follows (in thousands):

                                                           Year Ended March 31,
                                                          ----------------------
                                                           1997   1998    1999
                                                          ------ ------- -------
   Net income:
     As reported......................................... $6,316 $15,216 $17,133
     Pro forma........................................... $6,225 $14,856 $13,202
   Earnings per share:
     As reported:
       Basic............................................. $ 1.26 $  1.44 $  0.70
       Diluted........................................... $ 0.35 $  0.75 $  0.62
     Pro forma:
       Basic............................................. $ 1.24 $  1.40 $  0.54

                      APPLIED MICRO CIRCUITS CORPORATION

                                                              Year Ended March
                                                                    31,
                                                             ------------------
                                                             1997  1998   1999
                                                             ----- ----- ------
       Diluted.............................................. $0.35 $0.73 $ 0.48
   Weighted fair value of options granted during the year... $0.15 $6.84 $21.07

  A summary of the Company's stock option activity, including those issued outside of the plans, and related information are as follows:

                                                    March 31,
                          ----------------------------------------------------------------
                                 1997                  1998                  1999
                          -------------------- --------------------- ---------------------
                                     Weighted-             Weighted-             Weighted-
                                      Average               Average               Average
                                     Exercise              Exercise              Exercise
                           Options     Price    Options      Price    Options      Price
                          ---------  --------- ----------  --------- ----------  ---------
Outstanding at beginning
 of year................  1,690,160    $0.51    2,842,293    $0.51    2,682,451   $ 6.87
  Granted...............  1,457,285     0.53    1,798,873    10.00    1,520,141    18.46
  Exercised.............    (92,680)    0.45   (1,701,620)    0.51   (1,314,581)    1.19
  Forfeited.............   (212,472)    0.53     (257,095)    0.64     (214,667)    8.32
                          ---------    -----   ----------    -----   ----------   ------
Outstanding at end of
 year...................  2,842,293    $0.51    2,682,451    $6.87    2,673,344   $16.13
                          =========    =====   ==========    =====   ==========   ======
Vested at end of year...    851,764    $0.51      635,050    $0.60      678,615   $ 7.25
                          =========    =====   ==========    =====   ==========   ======

  The following is a further breakdown of the options outstanding at March 31, 1999:

                                                        Weighted
                                                         Average             Weighted
                                                        Remaining            Average
              Range of             Number              Contractual           Exercise
           Exercise Price        Outstanding              Life                Price
           --------------        -----------           -----------           --------
           $ 0.13--$ 0.98         1,043,660               7.60                $ 0.52
           $ 3.90--$ 8.25           201,926               8.51                $ 7.69
           $ 8.19--$23.63           665,774               9.03                $22.57
           $23.88--$43.63           761,984               9.60                $34.10
           --------------         ---------               ----                ------
           $ 0.13--$43.63         2,673,344               8.60                $16.13
           ==============         =========               ====                ======

  From April 1, 1997 through September 30, 1997, the Company recorded deferred compensation expense for the difference between the exercise price and the fair value for financial statement presentation purposes of the Company's Common Stock, as determined by the Board of Directors, for all options granted in the period. This deferred compensation aggregates to $599,000, which is being amortized ratably over the four year vesting period of the related options. Additionally, during the year ended March 31, 1999, the Company recorded deferred compensation related to restricted stock and stock options granted to founders and employees of Cimaron of $2.5 million. Such amount is being amortized over the related vesting period, generally five years. Amortization of deferred compensation during fiscal years 1998 and 1999 was $127,000 and $860,000, respectively.

 Employee Stock Purchase Plans

  The Company's 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") was adopted by the Board of Directors on October 6, 1997, and was subsequently approved by the stockholders. A total of 400,000 shares of Common Stock are reserved for issuance under the 1997 Purchase Plan. At March 31, 1999, 393,874 shares had been issued under the 1997 Purchase Plan.

                      APPLIED MICRO CIRCUITS CORPORATION

  The Company's 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") was approved by the stockholders on August 4, 1998. A total of 400,000 shares are authorized for issuance under the 1998 Purchase Plan. At March 31, 1999, 23,308 shares had been issued under the 1998 Purchase Plan.

  Under the terms of the plans, purchases are made semiannually on January 31 and July 31 and the purchase price of the Common Stock is equal to 85% of the fair market value of the Common Stock on the first or last day of the offering period, whichever is lower.

 1997 Directors' Stock Option Plan

  The Company's 1997 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors on October 6, 1997, and was subsequently approved by the stockholders. A total of 200,000 shares of Common Stock are reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of non-statutory options to nonemployee directors of the Company. At March 31, 1999, no shares had been issued under the Directors' Plan.

 Common Shares Reserved for Future Issuance

  At March 31, 1999, the Company has the following shares of Common Stock reserved for issuance upon the exercise of equity instruments:

   Stock Options:
     Issued and outstanding........................................... 2,673,344
     Authorized for future grants..................................... 1,724,785
   Stock purchase plans...............................................   382,818
                                                                       ---------
                                                                       4,780,947
                                                                       =========

6. Income Taxes

  The provision for income taxes consists of the following (in thousands):

                                                          Year ended March 31,
                                                          ---------------------
                                                          1997  1998     1999
                                                          ---- -------  -------
   Current:
     Federal............................................. $380 $ 3,606  $ 9,860
     State...............................................  279     682    1,064
                                                          ---- -------  -------
       Total current.....................................  659   4,288   10,924
   Deferred:
     Federal.............................................   --  (3,558)    (362)
     State...............................................   --    (324)    (329)
                                                          ---- -------  -------
       Total deferred....................................   --  (3,882)    (691)
                                                          ---- -------  -------
                                                          $659 $   406  $10,233
                                                          ==== =======  =======

  The provision for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

                      APPLIED MICRO CIRCUITS CORPORATION

                                              Year ended March 31,
                                       ----------------------------------------
                                          1997          1998          1999
                                       ------------  ------------  ------------
                                          $      %      $      %      $      %
                                       -------  ---  -------  ---  -------  ---
Tax at federal statutory rate......... $ 2,441   35% $ 5,468   35% $ 9,578   35%
Increase (decrease) in valuation
 allowance of deferred tax assets.....  (2,343) (34)  (5,094) (32)      --   --
Foreign sales corporation.............      --   --     (309)  (2)    (387)  (1)
Federal alternative minimum tax.......     380    5       --   --       --   --
State taxes, net of federal benefit...     181    3      233    1      478    1
Federal tax credits...................      --   --     (281)  (2)  (1,216)  (5)
Merger costs and deferred
 compensation.........................      --   --       --   --      763    3
Other.................................      --   --      389    3    1,017    4
                                       -------  ---  -------  ---  -------  ---
                                       $   659    9% $   406    3% $10,233   37%
                                       =======  ===  =======  ===  =======  ===

  Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 31, 1998 and 1999 are as shown below. At March 31, 1998, the effective tax rate is computed based on a full reduction of the valuation allowance and realization of the deferred tax asset.

                                                                    March 31,
                                                                  -------------
                                                                   1998   1999
                                                                  ------ ------
Deferred tax assets (in thousands):
  Inventory write-downs and other reserves....................... $1,814 $1,850
  Net operating loss carryforwards...............................     --  1,719
  Capitalization of inventory and research and development costs.    242    313
  Research and development credit carryforwards..................    898    298
  Depreciation and amortization..................................    242     --
  State income taxes.............................................    239     47
  Other credit carryforwards.....................................    447    447
                                                                  ------ ------
  Total deferred tax assets......................................  3,882  4,674
Deferred tax liabilities:
  Depreciation and amortization..................................     --    101
                                                                  ------ ------
Net deferred tax assets.......................................... $3,882 $4,573
                                                                  ====== ======

  At March 31, 1999, the Company has federal alternative minimum tax and federal and state research and development tax credit carryforwards of approximately $447,000, $195,000 and $103,000, respectively, which will begin to expire in 2007 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $4,043,000 which will expire in 2018 and 2003, respectively, unless previously utilized. These net operating loss carryforwards are the result of the operating losses generated by the Company's subsidiary, Cimaron, prior to the acquisition. Under Internal Revenue Code Section 382 and 383, the Company's use of its tax loss carryforwards and tax credit carryforwards could be limited in the event of certain cumulative changes in the Company's stock ownership.

7. COMMITMENTS

  In July 1998, the Company acquired the right to purchase, in the form of a ground lease, a parcel of land as a site for a potential new wafer fabrication facility. This parcel of land is located approximately one quarter mile from the Company's headquarters in San Diego, California. The Company has made payments of $1.0 million

                      APPLIED MICRO CIRCUITS CORPORATION
related to this transaction. In December 1998, the Company exercised its right to acquire the land which commits the Company to take title to the land by May 31, 1999 upon payment of an additional $3.7 million.

  The Company leases certain of its facilities under long-term operating leases which expire at various dates through 2011. The lease agreements frequently include renewal provisions, which require the Company to pay taxes, insurance and maintenance costs and contain escalation clauses based upon increases in the Consumer Price Index or defined rent increases. The Company also leases certain software under noncancellable operating leases expiring through 2002.

  Annual future minimum lease payments, including machinery and equipment under capital leases as of March 31, 1999 are as follows:

                                                              Operating Capital
Year Ending March 31,                                          Leases   Leases
---------------------                                         --------- -------
  2000.......................................................  $ 3,473  $1,332
  2001.......................................................    3,713     907
  2002.......................................................    4,581     765
  2003.......................................................    4,052     478
  2004.......................................................    1,998     835
  Thereafter.................................................    6,155      --
                                                               -------  ------
    Total minimum lease payments.............................  $23,972   4,317
                                                               =======
Less amount representing interest............................              679
                                                                        ------
Present value of remaining minimum capital lease payments
 (including current portion of $1,075).......................           $3,638
                                                                        ======

  Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 1997, 1998, and 1999 was $1.2 million, $1.2 million, and $1.4 million, respectively. Sublease income was $208,000, $119,000 and $0 for the years ended March 31, 1997, 1998 and 1999, respectively.

8. RELATED PARTY TRANSACTIONS

  At March 31, 1998 and 1999, the Company had outstanding notes receivables from officer(s) of $1,065,000, and $915,000, respectively. These notes bear interest at the rates of 4.62% to 5.76%, and are due at the earlier of one to three years from the date of the note or termination of employment with the Company.

9. EMPLOYEE RETIREMENT PLAN

  Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (the "Retirement Plan") covering all full-time employees with greater than three months of service. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board of Directors. Employer contributions vest to participants at a rate of 20% per year of service, provided that after five years of service all past and subsequent employer contributions are 100% vested. The contributions charged to operations totaled $318,000, $412,000 and $573,000 for the years ended March 31, 1997, 1998 and 1999, respectively.

10. SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

  During the years ended March 31, 1997, 1998, and 1999, 20%, 21% and 20%, respectively, of net revenues were from Nortel. In 1998 and 1999, Insight Electronics, the Company's domestic distributor, accounted for 11% and 13% of net revenues. Additionally, in 1999, Raytheon Systems Co. accounted for 16% of net revenues. No other customer accounted for more than 10% of revenues in any period.

                      APPLIED MICRO CIRCUITS CORPORATION

  Net revenues by geographic region were as follows (in thousands):

                                                          Year ended March 31,
                                                        ------------------------
                                                         1997    1998     1999
                                                        ------- ------- --------
Net revenues:
  United States........................................ $34,424 $44,448 $ 61,760
  Canada...............................................  10,943  14,204   18,011
  Europe and Israel....................................   8,216  13,773   18,136
  Asia.................................................   3,885   4,193    7,093
                                                        ------- ------- --------
                                                        $57,468 $76,618 $105,000
                                                        ======= ======= ========

11. CONTINGENCIES

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

  On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership") filed a lawsuit in the U.S. District Court for the District of Arizona against 26 companies, including the Company, engaged in the manufacture and/or sale of IC products. On
November 25, 1998 the Company was served a summons pursuant to this lawsuit. The complaint alleges infringement by the defendants of certain U.S. patents (the "Lemelson Patents") held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered the Company a license under the Lemelson patents. The Company is monitoring this matter and, although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations in any period.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                            Additions
                                        ------------------
                                        Charged   Charged
                             Balance at to Costs to Other              Balance
                             Beginning    and    Accounts-             at End
      Description            of Period  Expenses Describe  Deductions of Period
      -----------            ---------- -------- --------- ---------- ---------
Year ended March 31, 1999:
 Allowance for doubtful
  accounts..................    $350      $ 50      $--       $223      $177
Year ended March 31, 1998:
 Allowance for doubtful
  accounts..................    $200      $157      $--       $  7      $350
Year ended March 31, 1997:
 Allowance for doubtful
  accounts..................    $ 90      $198      $88       $ --      $200