Form 10-Q
period 1999-06-30
APPLIED MICRO CIRCUITS CORP
filed 1999-08-13
CIK 711065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED JUNE 30, 1999, OR

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

                                YES  [x]  NO ___
                                     ---

  As of July 30, 1999, 26,849,215 shares of the Registrant's Common Stock were issued and outstanding.

                       APPLIED MICRO CIRCUITS CORPORATION
                                     INDEX

                                                                                                   PAGE
                                                                                                   ----
Part I.  FINANCIAL INFORMATION:

Item 1.   a)  Condensed Consolidated Balance Sheets at June 30, 1999
              (unaudited) and March 31, 1999........................................................  3

          b)  Condensed Consolidated Statements of Income (unaudited) for the three months ended June 30, 1999 and 1998..........................................................  4

          c)  Condensed Consolidated Statements of Cash Flows (unaudited)
              for the three months ended June 30, 1999 and 1998.....................................  5

          d)  Notes to Condensed Consolidated Financial Statements (unaudited)......................  6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.....  8

Item 3.   Quantitative and Qualitative Disclosures About Market Risk................................ 23


Part II. OTHER INFORMATION

Item 1.   Legal Proceedings......................................................................... 24

Item 2.   Changes in Securities and Use of Proceeds................................................. 24

Item 3.   Defaults upon Senior Securities........................................................... 24

Item 4.   Submission of Matters to a Vote of Security Holders....................................... 24

Item 5.   Other Information......................................................................... 24

Item 6.   Exhibits and Reports of Form 8-K.......................................................... 24

Signatures.......................................................................................... 25

================================================================================

PART I. FINANCIAL INFORMATION
ITEM 1.FINANCIAL STATEMENTS

                      APPLIED MICRO CIRCUITS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except par value)

                                                                                           JUNE 30, 1999   MARCH 31, 1999
                                                                                           --------------  ---------------
                                                                                            (UNAUDITED)
                                         ASSETS
                                         ------
Current assets:
     Cash and cash equivalents...........................................................       $ 13,834         $ 13,530
     Short-term investments - available-for-sale.........................................         74,841           73,010
     Accounts receivable, net of allowance for doubtful accounts of  $175 and $177
       at June 30, 1999 (unaudited) and March 31, 1999, respectively.....................         21,250           19,275
     Inventories.........................................................................         10,409            9,813
     Deferred income taxes...............................................................          4,273            4,573
     Other assets........................................................................            825              815
     Other current assets................................................................          3,960            4,004
                                                                                                --------         --------
               Total current assets......................................................        129,392          125,020
Property and equipment, net..............................................................         26,271           23,128
Other assets.............................................................................          2,109            2,507
                                                                                                --------         --------
     Total assets........................................................................       $157,772         $150,655
                                                                                                ========         ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                        ------------------------------------
Current liabilities:
     Accounts payable....................................................................       $  6,069         $  5,131
     Accrued payroll and related expenses................................................          4,021            4,689
     Other accrued liabilities...........................................................          6,300            7,207
     Deferred revenue....................................................................          1,375            1,439
     Current portion of long-term debt...................................................          1,323            1,862
     Current portion of capital lease obligations........................................            961            1,075
                                                                                                --------         --------
               Total current liabilities.................................................         20,049           21,403
Long-term debt, less current portion.....................................................          4,654            4,995
Long-term capital lease obligations, less current portion................................          2,376            2,563
Stockholders' equity:
    Preferred Stock, $0.01 par value:
      2,000 shares authorized, none issued and outstanding...............................              -                -
    Common Stock, $0.01 par value:
      Authorized shares - 60,000
      Issued and outstanding shares - 26,753 at June 30, 1999 (unaudited)
                 and 26,612 at March 31, 1999............................................            267              266
    Additional paid-in capital...........................................................        104,757          102,525
    Deferred compensation, net...........................................................         (1,969)          (2,123)
    Accumulated other comprehensive (loss)...............................................           (207)             (33)
    Retained earnings....................................................................         28,300           21,514
    Notes receivable from stockholders...................................................           (455)            (455)
                                                                                                --------         --------
                 Total stockholders' equity..............................................        130,693          121,694
                                                                                                --------         --------
     Total liabilities and stockholders' equity..........................................       $157,772         $150,655
                                                                                                ========         ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)


                                                                            THREE MONTHS ENDED
                                                                                 JUNE 30,
                                                                                 --------

                                                                           1999             1998
                                                                           ----             ----
Net revenues....................................................          $31,643          $23,814
Cost of revenues................................................           10,283            9,399
                                                                          -------          -------
Gross profit....................................................           21,360           14,415
Operating expenses:
   Research and development.....................................            6,354            4,893
   Selling, general and administrative..........................            5,569            4,164
                                                                          -------          -------
     Total operating expenses...................................           11,923            9,057
                                                                          -------          -------
Operating income................................................            9,437            5,358
Interest income, net............................................              884              853
                                                                          -------          -------
Income before income taxes......................................           10,321            6,211
Provision for income taxes......................................            3,535            2,227
                                                                          -------          -------
Net income......................................................          $ 6,786          $ 3,984
                                                                          =======          =======
Basic earnings per share:
   Earnings per share...........................................          $  0.26          $  0.17
                                                                          =======          =======
   Shares used in calculating basic earnings per share..........           25,715           23,640
                                                                          =======          =======
Diluted earnings per share:
   Earnings per share...........................................          $  0.24          $  0.15
                                                                          =======          =======
   Shares used in calculating diluted earnings per share........           28,528           26,665
                                                                          =======          =======


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                                             THREE MONTHS ENDED
                                                                                                            --------------------
                                                                                                                  JUNE 30,
                                                                                                            --------------------
                                                                                                               1999       1998
                                                                                                            ---------  ---------
Operating Activities
        Net income........................................................................................  $  6,786   $  3,984
        Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization...............................................................     1,916      1,584
              Amortization of deferred compensation.......................................................       154         59
              Changes in assets and liabilities:
                  Accounts receivable.....................................................................    (1,975)       153
                  Inventories.............................................................................      (596)      (660)
                  Other current assets....................................................................       342         71
                  Accounts payable........................................................................       938     (1,223)
                  Accrued payroll and other accrued liabilities...........................................      (681)       579
                  Deferred income taxes...................................................................       300        242
                  Deferred revenue........................................................................       (64)      (413)
                                                                                                            --------   --------
                       Net cash provided by operating activities..........................................     7,120      4,376
Investing Activities
       Proceeds from sales and maturities of short-term investments.......................................    38,020     52,287
       Purchase of short-term investments.................................................................   (40,025)   (52,360)
       Notes receivable from officers and employees.......................................................        90        162
       Purchase of property and equipment.................................................................    (5,059)    (3,551)
                                                                                                            --------   --------
                       Net cash used for investing activities.............................................    (6,974)    (3,462)
Financing Activities
       Proceeds from issuance of common stock, net........................................................     1,347      4,594
       Repurchase of restricted stock.....................................................................        (8)         -
       Payments on capital lease obligations..............................................................      (301)    (1,011)
       Proceeds from long-term debt.......................................................................         -        533
       Payments on long-term debt.........................................................................      (880)      (138)
                                                                                                            --------   --------
                       Net cash provided by financing activities..........................................       158      3,978
                                                                                                            --------   --------
                       Net increase in cash and cash equivalents..........................................       304      4,892
Cash and cash equivalents at beginning of period..........................................................    13,530      6,460
                                                                                                            --------   --------
Cash and cash equivalents at end of period................................................................  $ 13,834   $ 11,352
                                                                                                            ========   ========

Supplemental disclosure of cash flow information:
        Cash paid for:
           Interest.......................................................................................  $    224   $    124
           Income taxes...................................................................................  $  1,842   $     24


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION (UNAUDITED)

   The accompanying unaudited interim condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in sales, expenses and net income or losses will continue.

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

   The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 1999.

2.  EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following (in thousands):


                                                                     THREE MONTHS ENDED
                                                                          JUNE 30,
                                                              -----------------------------
                                                                    1999           1998
                                                              -----------------------------
Shares used in basic earnings per share
   computations-weighted average common shares
   outstanding                                                     25,715          23,640
Net effect of dilutive common share
   equivalents based on the treasury stock method                   2,813           3,025
                                                                   ------          -------
Shares used in diluted earnings per share
   computations                                                    28,528          26,665
                                                                   ======          ======

3.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                                                 JUNE 30,                 MARCH 31,
                                                                   1999                     1999
                                                                   ----                     ----
             Inventories (in thousands):
               Finished goods                                    $ 1,447                   $  975
               Work in process                                     8,045                    7,688
               Raw materials                                         917                    1,150
                                                                 -------                   ------
                                                                 $10,409                   $9,813
                                                                 -------                   ------
                                                                 JUNE 30,                 MARCH 31,
                                                                   1999                     1999
                                                                   ----                     ----
             Property and equipment (in thousands):

               Machinery and equipment                          $ 33,139                 $ 33,280
               Leasehold improvements                              7,686                    7,641
               Computers, office furniture and equipment          17,356                   16,654
               Land                                                4,808                    1,133
                                                                --------                 --------
                                                                  62,989                   58,708
             Less accumulated depreciation and amortization      (36,718)                 (35,580)
                                                                --------                 --------
                                                                $ 26,271                 $ 23,128
                                                                ========                 ========

In July 1998, the Company acquired the right to purchase a parcel of land as a site for future capacity expansion. This parcel of land is located approximately one quarter mile from the Company's headquarters in San Diego, California. The Company made payments of $1.0 million related to this transaction through March 31, 1999. In December 1998, the Company exercised its right to acquire the land and in May 1999, made additional payments of approximately $3.7 million to acquire the land.

4.  COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                                  JUNE 30,         JUNE 30,
                                                                    1999             1998
                                                                    ----             ----


               Net income                                          $6,786           $3,984
               Change in net unrealized loss
                    On available-for-sale investments                (174)               -
                                                                   ------           ------

               Comprehensive Income                                $6,612           $3,984
                                                                   ======           ======

Accumulated other comprehensive (loss) presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized loss on available-for-sale investments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended March 31, 1999 for Applied Micro Circuit Corporation (the "Company" or "AMCC"). This quarterly report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Factors That May Affect Future Results" below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

OVERVIEW

  AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's communications infrastructure. The Company tailors solutions to customer and market requirements by using a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies. AMCC believes that its internal bipolar and BiCMOS processes, complemented by advanced CMOS and silicon germanium processes from external foundries, enable the Company to offer high-performance, high-speed solutions optimized for specific applications and customer requirements. The Company further believes that its products provide significant cost, power, performance and reliability advantages for system OEMs in addition to accelerating time-to-market. The Company also leverages its technology to provide products for the automated test equipment (ATE), high-speed computing and military markets.


RESULTS OF OPERATIONS

   The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                                           THREE MONTHS ENDED
                                                                           ------------------
                                                                    JUNE 30,               JUNE 30,
                                                                      1999                   1998
                                                                      ----                   ----
Net revenues................................................        100.0%                 100.0%
Cost of revenues............................................         32.5%                  39.5%
                                                                    -----                  -----
Gross profit................................................         67.5%                  60.5%
Operating expenses:
  Research and development..................................         20.1%                  20.5%
  Selling, general and administrative.......................         17.6%                  17.5%
                                                                    -----                  -----
     Total operating expenses...............................         37.7%                  38.0%
                                                                    -----                  -----
Operating income............................................         29.8%                  22.5%
Net interest income.........................................          2.8%                   3.6%
                                                                    -----                  -----
Income before provisions for income taxes...................         32.6%                  26.1%
Provision for income taxes..................................         11.2%                   9.4%
                                                                    -----                  -----
Net income..................................................         21.4%                  16.7%
                                                                    =====                  =====

   Net Revenues. Net revenues for the three months ended June 30, 1999 were $31.6 million, an increase of 33% over net revenues of $23.8 million for the three months ended June 30, 1998. Revenues from sales of communications products increased to 70% of net revenues for the three months ended June 30, 1999 from 50% of net revenues for the three months ended June 30, 1998, reflecting unit growth in shipments of existing products, as well as the introduction of new products. Revenues from sales of products to other markets, consisting of the ATE, high-speed computing and military markets, decreased to 30% of net revenues during the three months ended June 30, 1999, from 50% of net revenues for the three months ended June 30, 1998. Sales to Nortel, the Company's largest customer, accounted for 31% of net revenues for the three months ended June 30, 1999 compared to 17% for the three months ended June 30, 1998. Sales to Raytheon Systems Co. (including shipments of $3.3 million relating to the partial fulfillment of an end of life order) accounted for 11% of net revenues for the three ended June 30, 1999 and were less than 10% of revenues in the comparable period in the prior fiscal year. Sales to Insight Electronics, Inc., the Company's domestic distributor, accounted for 14% of net revenues in the three months ended June 30, 1999, compared to less than 10% for the three months ended June 30, 1998. Sales outside of North America accounted for 25% of net revenues for the three months ended June 30, 1999, compared to 29% for the three months ended June 30, 1998.

   Gross Margin. Gross margin was 67.5% for the three months ended June 30, 1999, compared to 60.5% for the three months ended June 30, 1998. The increase in gross margin resulted from increased utilization of the Company's wafer fabrication facility. The Company's gross margin is primarily impacted by factory utilization, wafer yields, product mix and the Company's timing of depreciation expense and other costs associated with expanding its manufacturing capacity. Although AMCC does not expect its gross margin to continue to increase at the rates reflected above, its strategy is to maximize factory utilization whenever possible, maintain or improve its manufacturing yields, and focus on the development and sales of high-performance products that can have higher gross margins. There can be no assurance, however, that the Company will be successful in achieving these objectives or that the trend of increasing gross margins will continue. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income.

   Research and Development. Research and development ("R&D") expenses increased to $6.4 million, or 20.1% of net revenues, for the three months ended June 30, 1999, from $4.9 million, or 20.5% of net revenues, for the three months ended June 30, 1998. The increase in R&D expenses was due to accelerated new product and process development efforts. The Company believes that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, the Company expects R&D expenses to increase in absolute dollars in the future. Currently, R&D expenses are primarily focused on the development of products and processes for the communications market, and the Company expects to continue this focus.

   Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were $5.6 million, or 17.6% of net revenues, for the three months ended June 30, 1999, as compared to $4.2 million, or 17.5% of net revenues, for the three months ended June 30, 1998. This increase in SG&A expenses for the three months ended June 30, 1999, primarily reflected increased compensation costs and product promotion expenses.

   Operating Margin. The Company's operating margin increased to 29.8% of net revenues for the three months ended June 30, 1999, compared to 22.5% for the three months ended June 30, 1998, principally as a result of the increase in gross margin.

     Net Interest Income. Net interest income increased to $884,000 for the three months ended June 30, 1999 from $853,000 for the three months ended June 30, 1998. This increase was due principally to higher interest income from larger cash and short-term investment balances partially offset by higher interest expense due to larger outstanding debt and capital lease balances.

     Income Taxes. The Company's estimated annual effective tax rate used for the three months ended June 30, 1999 was 34%, compared to an effective tax rate of 36% for the three months ended June 30, 1998. This decrease in the Company's estimated effective tax rate is a result of a decrease in the Company's estimated effective state tax rate and the utilization of certain tax credits.

     Deferred Compensation. In connection with the grant of certain stock options to employees during the six months ended September 30, 1997, the Company recorded aggregate deferred compensation of $599,000, representing the difference between the deemed fair value of the Common Stock at the date of grant for accounting purposes and the option exercise price of such options. Additionally, during the year ended March 31, 1999, the Company recorded deferred compensation of $2.5 million related to restricted stock and options granted to founders and employees of Cimaron. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Amortization of deferred compensation recorded for the three months ended June 30, 1999 and 1998 was $154,000 and $59,000, respectively. The Company currently expects to record amortization of deferred compensation with respect to these option grants of approximately $658,000, $543,000, $414,000, $330,000 and $178,000 during the fiscal years ended March
31, 2000, 2001, 2002, 2003 and 2004, respectively.

     Backlog. The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $42.0 million on June 30, 1999, compared to $35.2 million on June 30, 1998. Included in backlog at June 30, 1999 is $6.0 million remaining on the Raytheon Systems Co. end-of-life buy for integrated circuits used in its high-speed radar systems.

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

     The Company is also actively working with suppliers of its products and services to determine the extent to which the suppliers' operations and the products and services they provide are year 2000 capable, and to monitor their progress toward year 2000 capability. Highest priority is being placed on working with critical suppliers whose failure would shut down manufacturing or other critical operations within a short period of time. The Company has made inquiries of its major suppliers and has received responses to its initial inquiries from 100% of critical suppliers.

     Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix year 2000 problems and to be prepared to continue functioning effectively as a supplier in accordance with the Company's requirements. Plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming year 2000 capable.

     The Company believes that its most reasonably likely worst-case year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. Because the Company has less control over assessing and correcting the year 2000 problems of third parties, the Company believes the risks are greatest with infrastructure such as electricity supply, water and sewer service, telecommunications, transportation supply channels and critical suppliers of materials and services. A worst-case scenario involving the failure of one or more of the Company's critical third party suppliers or failure of the Company to execute its Compliance Plan would be the partial or complete inability to provide customers with products or services on a timely basis.

     The Company is not in the position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. Preliminary contingency plans for critical business operations are expected to be in place by the end of the second quarter of fiscal 2000. These contingency plans involve, among other actions, adjusting inventory levels, manual workarounds, and adjusting staffing strategies.

     The Company has incurred and expensed approximately $500,000 related to the Year 2000 project and expects to incur an additional $400,000 on completing the Year 2000 project. Approximately one-half of the costs associated with the Year 2000 project are expected to relate to internal resources that have been reallocated from other projects, with the balance of costs reflecting incremental spending for equipment and software upgrades. The costs of the Year 2000 project are expected to be funded through operating cash flows, with the cost of internal resources expensed as incurred and the cost of equipment and software upgrades capitalized or expensed in accordance with the Company's policy on property and equipment.

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

Liquidity and Capital Resources

     The Company's principal source of liquidity as of June 30, 1999 consists of $88.7 million in cash, cash equivalents and short-term investments. Working capital as of June 30, 1999 was $109.3 million, compared to $103.6 million as of March 31, 1999. This increase in working capital was primarily due to net cash provided by operating activities, offset by the purchase of property and equipment.

     For the three months ended June 30, 1999 and 1998, net cash provided by operating activities was $7.1 million and $4.4 million, respectively. Net cash provided by operating activities for the three months ended June 30, 1999 primarily reflected net income before depreciation and amortization expense less decreased accounts payable offset by increases in accounts receivable. Net cash provided by operating activities for the three months ended June 30, 1998 primarily reflected net income before depreciation and amortization expense, offset by deceased accounts payable.

     Capital expenditures totaled $5.1 for the three months ended June 30, 1999 and included the payment of $3.7 million to complete the purchase of land under a contract entered into in June 1998, compared to capital expenditures of $3.6 million for the three months ended June 30, 1998. The Company intends to increase its capital expenditures for manufacturing equipment, test equipment and computer hardware and software. The Company is also exploring alternatives for the expansion of its manufacturing capacity which would likely occur after fiscal year 2000, including expanding its current 4" wafer fabrication facility, building a new wafer fabrication facility, purchasing a wafer fabrication facility and/or entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by the Company including an investment in excess of $80.0 million if the Company chose to or was required to build a new wafer fabrication facility. The Company would anticipate financing any such investment through a combination of available cash, cash equivalents and short term investments, cash from operations and debt and lease financing. Although the Company believes that it will be able to obtain financing for a significant portion of the planned capital expenditures at competitive rates and terms from its existing and new financing sources, there can be no assurance that the Company will be successful in these efforts. Furthermore, there can be no assurance that any of the alternatives for expansion of its manufacturing capacity will be available on a timely basis or at all.

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

     In addition, our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, from time to time, in response to anticipated long lead times to obtain inventory and materials from our outside foundries, we may order materials in advance of anticipated customer demand, which might result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render the customer's products less marketable. Furthermore, we currently anticipate that an increasing portion of our revenues in future periods will be derived from sales of application-specific standard products ("ASSPs"), as compared to application-specific integrated circuits ("ASICs"). Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which may make it increasingly difficult for us to predict revenues and inventory levels and adjust production appropriately in future periods. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially adversely affected.

     One example of the volatility of our results is that we experienced revenue fluctuations and incurred net losses in fiscal 1995 and 1996. These revenue fluctuations and net losses were caused by the termination of a relationship with a strategic foundry partner, decreased orders from two major customers, charges associated with a reduction in our workforce and charges for excess inventory. Accordingly, we believe that period-to-period comparisons of operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.

     Our operating results depend substantially on our manufacturing yields, which may not meet expectations.

     AMCC Fabrication

     We manufacture most of our semiconductors at our San Diego 4" wafer fabrication facility. Our yields can decline whenever a substantial percentage of wafers must be rejected or a significant number of die on each wafer are nonfunctional. Such declines can be caused by many factors over which we have little or no control, including minute levels of contaminants in the manufacturing environment, design issues, defects in masks used to print circuits on a wafer and difficulties in the fabrication process. Unfortunately, the ongoing expansion of the manufacturing capacity of our existing wafer fabrication facility could increase the risk of contaminants in the facility. In addition, many of these problems are difficult to diagnose, and are time consuming and expensive to remedy and can result in shipment delays

     Because the majority of our costs of manufacturing are relatively fixed, maintenance of the number of shippable die per wafer is critical to our results of operations. Yield decreases can result in substantially higher unit costs and may result in reduced gross profit and net income. In the past we have experienced yield problems in connection with the manufacture of our products. We estimate yields per wafer in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be revalued. We have in the past, and may in the future from time to time, take inventory write-downs as a result of decreases in manufacturing yields. We may suffer periodic yield problems in connection with new or existing products or in connection with the commencement of production in a new or expanded manufacturing facility.

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

Our business strategy is based on increasing dependence on the Wide Area Network ("WAN") and Local Area Network ("LAN") communications markets.

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

  . the Company is unsuccessful in the management of Cimaron employees who are geographically distant from our headquarters, but engaged in developing technology and products that are vital for future revenues.

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

     We have historically derived significant revenues from product sales to customers in the Automated Test Equipment, or ATE, market and currently anticipate that we will continue to derive revenues from sales to customers in this market in the near term. During the past year, customers in the ATE market have experienced decreased demand due primarily to slower growth in the semiconductor industry and economic turmoil in Asia. Accordingly, our net revenues in the ATE market has declined from prior periods and it is possible that our revenue from the ATE market may decline further.

     We depend on the high-speed computing market, but we believe that the average selling prices of our IC products for the high-speed computing market will decline in future periods and that our gross margin on sales of such products may also decline in future periods.

     The market for high-speed computing integrated circuits ("IC") products is subject to extreme price competition, and we may not be able to reduce the costs of manufacturing high-speed computing IC products in response to declining average selling prices. Even if we successfully utilize new processes or technologies to reduce the manufacturing costs of our high-speed computing products in a timely manner, our customers in the high-speed computing market may not purchase these products.

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

     In the communications markets, we compete primarily against Conexant, Giga, Hewlett-Packard, Lucent, Maxim, Philips, Sony, Texas Instruments, TriQuint and Vitesse. Some of these companies use gallium arsenide ("GaAs") process technologies for certain products. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capabilities. In the ATE market, our products compete primarily against GaAs based products offered by Vitesse and silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Analog Devices, Lucent Technologies and Maxim. In the high-speed computing market, we compete primarily against Chrontel, Cypress, ICS, PLX and Tundra. Many of these companies and potential new competitors have significantly greater financial, technical, manufacturing and marketing resources than we do.

If we are not successful in expanding our manufacturing capacity, on time, we may face serious capacity constraints.

     We currently manufacture a majority of our IC products at our 4" wafer fabrication facility located in San Diego, California. We believe that we will be able to satisfy our production needs from this fabrication facility through fiscal 2001, although this date may vary depending on, among other things, our rate of growth. However, if we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that could render us unable to meet customer demand or force us to spend more to make wafers to meet demand. We will be required to hire, train and manage additional production personnel in order to increase production capacity as scheduled.

     We are exploring alternatives for the expansion of our manufacturing capacity which would likely occur after fiscal year 2000, including expanding our current 4" wafer fabrication facility, building a new wafer fabrication facility, purchasing a wafer fabrication facility and/or entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by the Company including an investment in excess of $80.0 million if we chose to or were required to build a new wafer fabrication facility. There can be no assurance that any of the alternatives for expansion of our manufacturing capacity will be available on a timely basis, or that we will be able to manage our growth and effectively integrate our expansion into our current operations.

     The cost of any investment we may have to make in expanding our manufacturing capacity is expected to be funded through a combination of available cash, cash equivalents and short-term investments, cash from operations and additional debt, lease or equity financing. We may not be able to obtain the additional financing necessary to fund the construction and completion of the new manufacturing facility. Our existing wafer fabrication facility is, and the potential new wafer fabrication facility may be, located in California and these facilities may be subject to natural disasters such as earthquakes or floods. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may adversely affect our gross margin in any future fiscal period.

Expanding our current 4" wafer fabrication facility, building a new wafer fabrication facility or purchasing a wafer fabrication facility entails significant risks, including:

  .  shortages of materials and skilled labor;
  .  unforeseen environmental or engineering problems;
  .  work stoppages;
  .  weather interferences; and

  .  unanticipated cost increases.

     Any one of these risks could have a material adverse effect on the building, equipping and production start-up of a new facility or the expansion of our existing facility. In addition, unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits could involve significant additional costs and delay the scheduled opening of the expansion or new facility and could reduce our anticipated revenues. Also, the timing of commencement of operation of expansion or new facility will depend upon the availability, timely delivery and successful installation and testing of the necessary process equipment. As a result of the foregoing and other factors, the expansion or new facility may not be completed and in volume production within its current budget or within the period currently scheduled. Furthermore, we may be unable to achieve adequate manufacturing yields in expansion or new facility in a timely manner, and our revenues may not increase commensurate with the anticipated increase in manufacturing capacity associated with the expansion or new facility. In addition, in the future, we may be required for competitive reasons to make capital investments in the existing wafer fabrication facility or to accelerate the timing of the construction of a new wafer fabrication facility in order to expedite the manufacture of products based on more advanced manufacturing processes.

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

     Historically, a relatively small number of customers has accounted for a significant portion of our revenues in any particular period. For example, our five largest customers accounted for approximately 44%, 46% and 59% of our revenues in fiscal 1997, 1998 and 1999, respectively, and accounted for 48% and 71% for the three months ended June 30, 1998 and 1999, respectively. Sales to Nortel accounted for approximately 20%, 21% and 20% and 17% and 31% of our revenues in each of these periods, respectively. However, we have no long-term volume purchase commitments from any of our major customers. We anticipate that sales of products to relatively few customers will continue to account for a significant portion of our revenues. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers could significantly reduce our revenues and profits.

We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Our strategy is based on growth, and periods of rapid growth and expansion have placed, and could continue to place, a significant strain on our limited personnel and other resources

     To manage expanded operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate and manage our employees. In addition, the integration of past and future potential acquisitions, the expansion of our manufacturing capacity will require significant management, technical and administrative resources. We cannot be certain that we will be able to manage our growth or effectively integrate a new or expanded wafer fabrication facility into our current operations.

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

     Additionally, we may elect to acquire other businesses, which would entail the issuance of stock and/or the payment of cash. We may elect to raise additional cash to finance such transactions. We may need to raise additional debt or equity financing in the future, primarily for purposes of financing the expansion of our manufacturing capacity.

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

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have, in the past and may, in the future, be notified that we may be infringing the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business. On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership filed a lawsuit in the U.S. District Court for the District of Arizona against 26 companies, including us, engaged in the manufacture and/or sale of IC products. The complaint alleges infringement by the defendants of certain U.S. patents held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. On November 25, 1998, we were served a summons pursuant to this lawsuit. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered us a license under the Lemelson patents. We are monitoring this matter and, although the ultimate outcome of this matter is not currently determinable, we believe, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on our financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations for any quarter. Furthermore, there can be no assurance that we would prevail in any such litigation.

     Any litigation relating to the intellectual property rights of third parties, including the Lemelson Patents, whether or not determined in our favor or settled by us, would at a minimum be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, or at all.

Our operating results are subject to fluctuations because we rely substantially on foreign customers.

     International sales (including sales to Canada) accounted for 40%, 42% and 41% of revenues for the years ended March 31, 1997, 1998 and 1999, respectively and 43% and 52% for the three months ended June 30, 1998 and 1999, respectively. International sales may increase in future periods and may account for an increasing portion of our revenues. As a result, an increasing portion of our revenues may be subject to certain risks, including:

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

     We are subject to the risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, we may be limited in our ability to enforce our right s under such agreements and to collect damages, if awarded.

We could incur substantial fines or litigation costs associated with our storage, use and disposal of hazardous materials.

     We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. In addition, these regulations could restrict our ability to expand our facilities at the present location or construct or operate a new wafer fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party, or PRP, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, we cannot assure you that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on our business.

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

Our stock price is volatile.

     The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

  .  our anticipated or actual operating results;
  .  announcements or introductions of new products;
  .  technological innovations or setbacks by us or our competitors;
  . conditions in the semiconductor, telecommunications, data communications, ATE, high-speed computing or military markets;
  .  the commencement of litigation;
  .  changes in estimates of our performance by securities analysts;
  . announcements of merger or acquisition transactions; and . other events or factors.

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

     As discussed earlier, we have developed and are currently executing a plan designed to make our Computer systems, applications, computer and manufacturing equipment and facilities Year 2000 ready. However, there can be no guarantee that these plans will be successfully implemented, and actual results could differ materially from those plans. Among the factors that might cause such material differences are:

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

ITEM 3.  QUANTITATIVE AND QUALTITATIVE DISCLOSURE ABOUT MARKET RISK

     At June 30, 1999, the Company's investment portfolio includes fixed-income securities of $74.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 100 basis point increase in interest rates would have no material impact on the Company's financial condition or results of operations.

     The Company generally conducts business, including sales to foreign customers, in U.S. dollars and as a result, has limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on the Company's financial condition or results of operations.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, the Company may be involved in litigation relating to claims arising out of its operations on the normal course of business. As of the date of this Quarterly Report on Form 10-Q, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on the Company's business, financial condition or operating results.



ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         (c)  Use of Proceeds

              (1)  Initial Public Offering

         The Company filed a Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-37609, which was declared effective by the Securities and Exchange Commission on November 24, 1997, relating to the initial public offering (IPO) of the Company's Common Stock. The managing underwriter of the offering were BankAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The Registration Statement registered an aggregate 5,553,000 shares of Common Stock and the price to the public was $8.00 per share. Of such shares, 3,538,448 were sold by The Company (which includes the underwriter's over-allotment of 832,950 shares) and 2,847,502 were sold by certain shareholders of the Company.

         The Company incurred $3,196,718 of total expenses in connection with the IPO consisting of $1,981,531 in underwriting discounts and commissions and $1,215,187 in other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after deducting the $3,196,718 of total expenses were approximately $25,111,000.

         As of June 30, 1999 the company has expended approximately $4,808,000 for the purchase of land for future capacity expansion and invested the remaining proceeds of $20,303,000 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from July 1, 1999 to March 31, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

              (2)  Secondary Public Offering

         The Company filed a Registration Statement on Form S-1, File No. 333-46071 (the "Secondary Registration Statement"), which was declared effective by the Securities and Exchange Commission on March 12, 1998, relating to the secondary public offering of the Company's Common Stock. The managing underwriters for the Offering were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The Registration Statement registered an aggregate of 3,530,000 shares of the Common Stock and the price to the public was $19,375 per share. Of such shares, 1,500,000 shares were sold by the Company, and 2,559,5000 shares were sold by certain stockholders of the Company (which includes the underwriter's overallotment of 529,5000 shares).

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

         The Company has invested the net offering proceeds in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from July 1, 1999 to March 31, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Secondary Registration Statement.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              27.1   Financial Data Schedule

         (B) The Registrant filed the following current reports on Form 8-K with the Commission during the during the quarter ended June 30, 1999:

              1) On April 8, 1999 the Company filed a current report on form 8-K to restate the historical financial statements for the nine months ended December 31, 1998 to reflect the merger with Cimaron Communications Corporation accounted for as a pooling-of-interest as if the companies had been combined from the beginning of the period.

              2) On April 22, 1999 the Company filed a current report on form 8-K to announce the combined operating results for AMCC and Cimaron for the thirty days ended April 17, 1999.

              3) On April 29, 1999 the Company filed a current report on form 8-K to restate the historical interim financial statements as of and for the three months ended: June 30, 1998, September 30, 1998, December 31, 1998 and March 31, 1999 to reflect the merger with Cimaron Communications Corporation accounted for as a pooling-of-interest as if the companies had been combined for all periods presented.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 12, 1999          Applied Micro Circuits Corporation

                                By:  /s/ William Bendush
                                     -------------------
                                       William Bendush
                            Vice President, Finance and Administration
                               And Chief Financial Officer
                             (Duly Authorized Signatory and Principal
                               Financial and Accounting Officer)