Form 10-Q
period 1999-09-30
APPLIED MICRO CIRCUITS CORP
filed 1999-11-15
CIK 711065

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 1999, OR

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

                                YES  [x]  NO ___

     As of October 31, 1999, 53,951,411 shares of the Registrant's Common Stock were issued and outstanding.

                      APPLIED MICRO CIRCUITS CORPORATION
                                     INDEX

                                                                                                          PAGE
                                                                                                          ----
Part I.  FINANCIAL INFORMATION:

Item 1.     a)  Condensed Consolidated Balance Sheets at September 30, 1999
                (unaudited) and March 31, 1999......................................................           3

            b)  Condensed Consolidated Statements of  Income (unaudited) for the three months
                ended and six months ended September 30, 1999 and 1998..............................           4

            c)  Condensed Consolidated Statements of Cash Flows (unaudited)
                for the six months ended September 30, 1999 and 1998................................           5

            d)  Notes to Condensed Consolidated Financial Statements (unaudited)....................           6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations...           8

Item 3.     Quantitative and Qualitative Disclosures About Market Risk..............................          24


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings.......................................................................          24

Item 2.     Changes in Securities and Use of Proceeds...............................................          25

Item 3      Defaults upon Senior Securities.........................................................          25

Item 4.     Submission of Matters to a Vote of Security Holders.....................................          26

Item 5.     Other Information,......................................................................          27

Item 6.     Exhibits and Reports on Form 8-K........................................................          27

Signatures  ........................................................................................          27

================================================================================

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                      APPLIED MICRO CIRCUITS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except par value)

                                                                                           SEPTEMBER 30,   MARCH 31,
                                                                                               1999          1999
                                                                                         --------------------------------
                                                                                             (UNAUDITED)
                                    ASSETS
                                    ------
Current assets:
     Cash and cash equivalents...........................................................     $ 26,836           $ 13,530
     Short-term investments - available-for-sale.........................................       78,235             73,010
     Accounts receivable, net of allowance for doubtful accounts of  $324 and $177
       at September 30, 1999 (unaudited) and March 31, 1999, respectively................       18,861             19,275
     Inventories.........................................................................       10,475              9,813
     Deferred income taxes...............................................................        4,273              4,573
     Notes receivable from officers and employees........................................           75                815
     Other current assets................................................................        3,335              4,004
                                                                                              --------           --------
               Total current assets......................................................      142,090            125,020
Property and equipment, net..............................................................       27,270             23,128
Other assets.............................................................................        2,168              2,507
                                                                                              --------           --------
  Total assets...........................................................................     $171,528           $150,655
                                                                                              ========           ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY
                     ------------------------------------
Current liabilities:
     Accounts payable....................................................................     $  6,820           $  5,131
     Accrued payroll and related expenses................................................        4,938              4,689
     Other accrued liabilities...........................................................        5,252              7,207
     Deferred revenue....................................................................        2,174              1,439
     Current portion of long-term debt...................................................        1,346              1,862
     Current portion of capital lease obligations........................................          872              1,075
                                                                                              --------           --------
               Total current liabilities.................................................       21,402             21,403
Long-term debt, less current portion.....................................................        4,309              4,995
Long-term capital lease obligations, less current portion................................        2,188              2,563
Stockholders' equity:
    Preferred Stock, $0.01 par value:
      2,000 shares authorized, none issued and outstanding...............................            -                  -
    Common Stock, $0.01 par value:
      Authorized shares - 180,000
      Issued and outstanding shares - 53,898 at September 30, 1999 (unaudited)
                 and 53,224 at March 31, 1999............................................          539                532
    Additional paid-in capital...........................................................      108,170            102,259
    Deferred compensation, net...........................................................       (1,815)            (2,123)
    Accumulated other comprehensive loss.................................................         (207)               (33)
    Retained earnings....................................................................       37,397             21,514
    Notes receivable from stockholders...................................................         (455)              (455)
                                                                                              --------           --------
                 Total stockholders' equity..............................................      143,629            121,694
                                                                                              --------           --------
         Total liabilities and stockholders' equity......................................     $171,528           $150,655
                                                                                              ========           ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)



                                                                   THREE MONTHS        SIX MONTHS
                                                                       ENDED             ENDED
                                                                    SEPTEMBER 30,     SEPTEMBER 30,
                                                                ----------------------------------------
                                                                    1999      1998      1999      1998
                                                                ----------------------------------------

Net revenues....................................................   $37,898   $25,472   $69,541   $49,286
Cost of revenues................................................    11,326     9,347    21,609    18,746
                                                                   -------   -------   -------   -------
Gross profit....................................................    26,572    16,125    47,932    30,540
Operating expenses:
   Research and development.....................................     7,194     5,454    13,548    10,347
   Selling, general and administrative..........................     6,548     4,296    12,117     8,460
                                                                   -------   -------   -------   -------
     Total operating expenses...................................    13,742     9,750    25,665    18,807
                                                                   -------   -------   -------   -------
Operating income................................................    12,830     6,375    22,267    11,733
Interest income, net............................................     1,005       877     1,889     1,730
                                                                   -------   -------   -------   -------
Income before income taxes......................................    13,835     7,252    24,156    13,463
Provision for income taxes......................................     4,738     2,584     8,273     4,811
                                                                   -------   -------   -------   -------
Net income......................................................   $ 9,097   $ 4,668   $15,883   $ 8,652
                                                                   =======   =======   =======   =======
Basic earnings per share:
   Earnings per share...........................................   $  0.17   $  0.10   $  0.31   $  0.18
                                                                   =======   =======   =======   =======
   Shares used in calculating basic earnings per share..........    52,543    48,820    51,987    48,050
                                                                   =======   =======   =======   =======
Diluted earnings per share:
   Earnings per share...........................................   $  0.16   $  0.09   $  0.28   $  0.16
                                                                   =======   =======   =======   =======
   Shares used in calculating diluted earnings per share........    57,932    54,592    57,494    53,963
                                                                   =======   =======   =======   =======


    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                                              SIX MONTHS ENDED
                                                                                                               SEPTEMBER 30,
                                                                                                            -------------------
                                                                                                              1999       1998
                                                                                                            -------------------
Operating Activities
        Net income........................................................................................  $ 15,883   $  8,652
        Adjustments to reconcile net income to net cash provided by operating activities:
              Depreciation and amortization...............................................................     3,820      3,371
              Amortization of deferred compensation.......................................................       308        121
              Changes in assets and liabilities:
                  Accounts receivable.....................................................................       414     (5,578)
                  Inventories.............................................................................      (662)    (1,265)
                  Other assets............................................................................       908        126
                  Accounts payable........................................................................     1,689       (535)
                  Accrued payroll and other accrued liabilities...........................................       422      2,320
                  Deferred income taxes...................................................................       300        383
                  Deferred revenue........................................................................       735       (654)
                                                                                                            --------   --------
              Net cash provided by operating activities...................................................    23,817      6,941
Investing Activities
       Proceeds from sales and maturities of short-term investments.......................................    68,976     93,046
       Purchase of short-term investments.................................................................   (74,375)   (91,940)
       Notes receivable from officers and employees.......................................................       840        235
       Purchase of property and equipment.................................................................    (7,962)    (9,882)
                                                                                                            --------   --------
              Net cash used for investing activities......................................................   (12,521)    (8,541)
Financing Activities
       Proceeds from issuance of common stock, net........................................................     3,800      6,201
       Repurchase of restricted stock.....................................................................       (10)         -
       Payments on capital lease obligations..............................................................      (578)    (1,172)
       Proceeds from long-term debt.......................................................................         -        533
       Payments on stockholders notes.....................................................................         -         46
       Payments on long-term debt.........................................................................    (1,202)      (465)
                                                                                                            --------   --------
              Net cash provided by financing activities...................................................     2,010      5,143
                                                                                                            --------   --------
              Net increase in cash and cash equivalents...................................................    13,306      3,543
Cash and cash equivalents at beginning of period..........................................................    13,530      6,460
                                                                                                            --------   --------
Cash and cash equivalents at end of period................................................................  $ 26,836   $ 10,003
                                                                                                            ========   ========

Supplemental disclosure of cash flow information:
        Cash paid for:
           Interest.......................................................................................  $    396   $    251
                                                                                                            ========   ========
           Income taxes...................................................................................  $  5,583   $  4,838
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

                      APPLIED MICRO CIRCUITS CORPORATION

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   BASIS OF PRESENTATION

INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The accompanying unaudited interim condensed financial statements of Applied Micro Circuits Corporation (the "Company" or "AMCC") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in sales, expenses and net income or losses will continue.

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

     On September 1, 1999, the Company's stockholders approved an increase in the authorized number of shares of common stock authorized to 180,000,000. On September 9, 1999, the Company effected a two-for-one stock split (in the form of a stock 100% dividend); accordingly, all prior share and per share amounts in this Form 10-Q have been restated to reflect the stock split.

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

2.   EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following (in thousands):

                                                                THREE MONTHS                     SIX MONTHS
                                                                   ENDED                            ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                        -----------------------------------------------------------
                                                            1999           1998             1999            1998
                                                        -----------------------------------------------------------

Shares used in basic earnings per share
   computations-weighted average common shares
   outstanding                                              52,543        48,820            51,987         48,050
Net effect of dilutive common share
   equivalents based on the treasury stock method            5,389         5,772             5,507          5,913
                                                            ------        ------            ------         ------
Shares used in diluted earnings per share
   computations                                             57,932        54,592            57,494         53,963
                                                            ======        ======            ======         ======

3.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                     SEPTEMBER 30,           MARCH 31,
                                         1999                  1999
                                  -------------------------------------
Inventories (in thousands):
  Finished goods                     $ 2,472               $  975
  Work in process                      6,805                7,688
  Raw materials                        1,198                1,150
                                     -------               ------
                                     $10,475               $9,813
                                     =======               ======

                                     SEPTEMBER 30,           MARCH 31,
                                         1999                  1999
                                  -------------------------------------
Property and equipment
(in thousands):
   Machinery and equipment           $ 34,915              $ 33,280
   Leasehold improvements               7,708                 7,641
   Computers, furniture and
     office equipment                  18,177                16,654
   Land                                 4,808                 1,133
                                     --------              --------
                                       65,608                58,708
Less accumulated depreciation
 and amortization                     (38,338)              (35,580)
                                     --------              --------
                                     $ 27,270              $ 23,128
                                     ========              ========

4.    COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows (in thousands):


                                                               THREE MONTHS                    SIX MONTHS
                                                                  ENDED                           ENDED
                                                               SEPTEMBER 30,                   SEPTEMBER 30,
                                                        -------------------------------------------------------
                                                           1999          1998             1999          1998
                                                        -------------------------------------------------------
Net income                                                $9,097         $4,668          $15,883        $8,652
Change in net unrealized loss
     on available-for-sale investments                         -              -             (174)            -
                                                          ------         ------          -------        ------
Comprehensive income                                      $9,097         $4,668          $15,709        $8,652
                                                          ======         ======          =======        ======

Accumulated other comprehensive loss presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized loss on available-for-sale investments.

5.   CONTINGENCIES

The Company is party to various claims and legal actions arising in the ordinary course of business, including notification of possible infringement on the intellectual property rights of third parties. In addition, the Company has been named as a potentially responsible party ("PRP") along with a large number of other companies that used Omega Chemical Corporation ("Omega") in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a group of PRPs that has agreed to fund certain remediation efforts at the Omega site. The Company has accrued approximately $50,000 for its contributions to such efforts. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material averse effect on the Company's results of operations in any period.

On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership") filed a lawsuit in the U.S. District Court for the District of Arizona against a number of companies, including AMCC, engaged in the manufacture and/or sale of IC products. On November 25, 1998, the Company was served a summons pursuant to this lawsuit. The complaint alleges infringement by the defendants of certain U.S. patents (the "Lemelson Patents") held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered the Company a license under the Lemelson Patents. Although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations in any period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended March 31, 1999 for Applied Micro Circuit Corporation. This Quarterly Report on Form 10-Q, and in particular this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties including, but not limited to, those set forth in "The Factors That May Affect Future Results" discussed below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

OVERVIEW

     AMCC designs, develops, manufactures and markets high-performance, high-bandwidth integrated circuit silicon solutions for the world's optical networks. The Company utilizes a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer IC products for the wide area network markets that address the SONET/SDH and ATM transmission standards and for the fiber optic based portions of the local area network markets that address the Gigabit Ethernet and Fibre Channel transmission standards. The Company also leverages its technology to provide IC products for the automated test equipment
(ATE), broadcast HDTV, high-speed computing and military markets.

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                                    THREE MONTHS ENDED               SIX MONTHS ENDED
                                                              ------------------------------  ------------------------------
                                                              SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                                   1999            1998            1999            1998
                                                              --------------  --------------  --------------  --------------
Net revenues................................................          100.0%          100.0%          100.0%          100.0%
Cost of revenues............................................           29.9%           36.7%           31.1%           38.0%
                                                                      -----           -----           -----           -----
Gross profit................................................           70.1%           63.3%           68.9%           62.0%
Operating expenses:
  Research and development..................................           19.0%           21.4%           19.5%           21.0%
  Selling, general and administrative.......................           17.3%           16.9%           17.4%           17.2%
                                                                      -----           -----           -----           -----
     Total operating expenses...............................           36.3%           38.3%           36.9%           38.2%
                                                                      -----           -----           -----           -----
Operating income............................................           33.9%           25.0%           32.0%           23.8%
Interest income, net........................................            2.6%            3.5%            2.7%            3.5%
                                                                      -----           -----           -----           -----
Income before income taxes..................................           36.5%           28.5%           34.7%           27.3%
Provision for income taxes..................................           12.5%           10.2%           11.9%            9.7%
                                                                      -----           -----           -----           -----
Net income..................................................           24.0%           18.3%           22.8%           17.6%
                                                                      =====           =====           =====           =====

     Net Revenues. Net revenues for the three months and six months ended September 30, 1999 were $37.9 million and $69.5 million representing increases of 49% and 41%, respectively, over net revenues of $25.5 million and $49.3 million for the three months and six months ended September 30, 1998, respectively. Revenues from sales of communications products increased to 81% and 76% of net revenues for the three months and six months ended September 30, 1999, respectively, from 52% and 51% of net revenues for the three months and six months ended September 30, 1998, respectively. This increase reflects both unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of non-communications products, consisting of the ATE, high-speed computing and military products, decreased to 19% and 24% of net revenues during the three months and six months ended September 30, 1999, respectively, from 48% and 49% of net revenues for the three months and six months ended September 30, 1998, respectively. Sales to Nortel, the Company's largest customer, accounted for 36% and 33% of net revenues for the three months and six months ended September 30, 1999,respectively, as compared to 16% and 17% for the three months and six months ended September 30, 1998, respectively. Sales to Insight Electronics, Inc., the Company's domestic distributor, accounted for 15% of net revenues for both the three months and six months ended September 30, 1999 compared to 13% and 11% in the three months and six months ended September 30, 1998, respectively. Sales to Raytheon Systems Co. (including shipments of $0.5 million and $3.8 million for the three months and six months ended September 30, 1999 relating to the partial fulfillment of an end-of-life order) accounted for 2% and 6% of net revenues for the three months and six months ended September 30, 1999, respectively, compared to 18% and 12% for the three months and six months ended September 30, 1998. Sales outside of North America accounted for 21% and 23% of net revenues for the three months and six months ended September 30, 1999, respectively, as compared to 26% and 27% for the three months and six months ended September 30, 1998, respectively.

     Gross Margin. Gross margin was 70.1% and 68.9% for the three months and six months ended September 30, 1999, respectively, as compared to 63.3% and 62.0% for the three months and six months ended September 30, 1998, respectively. The increase in gross margin resulted from increased utilization of the Company's wafer fabrication facility. The Company's gross margin is primarily impacted by factory utilization, wafer yields, product mix and the Company's timing of depreciation expense and other costs associated with expanding its manufacturing capacity. Although AMCC does not expect its gross margin to continue to increase at the rates reflected above, its strategy is to maximize factory utilization whenever possible, maintain or improve its manufacturing yields, and focus on the development and sale of high-performance products that can have higher gross margins. There can be no assurance, however, that the Company will be successful in achieving these objectives or that the trend of increasing gross margins will continue. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income.

     Research and Development. Research and development ("R&D") expenses increased to $7.2 million, or 19.0% of net revenues, for the three months ended September 30, 1999, from $5.5 million, or 21.4% of net revenues, for the three months ended September 30, 1998, and increased to $13.5 million, or 19.5% of net revenues, for the six months ended September 30, 1999 from $10.3 million, or 21.0% of net revenues for the six months ended September 30, 1998. The increase in R&D expenses was due to accelerated new product and process development efforts and an increase in personnel costs as a result of additional R&D personnel. The Company believes that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, the Company expects R&D expenses to increase in absolute dollars in the future. Currently, R&D expenses are primarily focused on the development of products and processes for the communications market, and the Company expects to continue this focus

     Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were $6.5 million (17.3% of net revenues) and $12.1 million (17.4% of net revenues), for the three months and six months ended September 30, 1999, compared to $4.3 million (16.9% of net revenues) and $8.5 million (17.2% of net revenues), for the three months and six months ended September 30, 1998. The increase in SG&A expenses in absolute dollars for the three months and six months ended September 30, 1999, primarily reflected increased compensation and travel costs related to additional sales and administrative personnel, increases in legal and accounting costs and increases in product promotion expenses.

     Operating Margin. The Company's operating margin increased to 33.9% and 32.0% of net revenues for the three months and six months ended September 30, 1999, respectively, compared to 25.0% and 23.8% for the three months and six months ended September 30, 1998, respectively, principally as a result of the increase in gross margin.

     Interest Income, net. Interest income,net increased to $1.0 million for the three months ended September 30, 1999 from $877,000 for the three months ended September 30, 1998 and increased to $1.9 million for the six months ended September 30, 1999 from $1.7 million for the six months ended September 30, 1998. This increase was due principally to higher interest income from larger cash and short-term investment balances.

     Income Taxes. The Company's estimated annual effective tax rate used for the six months ended September 30, 1999 was 34.3%, compared to an effective tax rate of 35.7% for the six months ended September 30, 1998. This decrease in the Company's estimated effective tax rate is a result of a decrease in the Company's estimated effective state tax rate and the utilization of certain tax credits.

     Deferred Compensation. In connection with the grant of certain stock options to employees during the six months ended September 30, 1997, the Company recorded aggregate deferred compensation of $599,000, representing the difference between the deemed fair value of the Common Stock at the date of grant for accounting purposes and the option exercise price of such options. Additionally, during the year ended March 31, 1999, the Company recorded deferred compensation of $2.5 million related to restricted stock and options granted to founders and employees of Cimaron. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Amortization of deferred compensation recorded for the three months and six months ended September 30, 1999 was $154,000 and $308,000; respectively compared to $62,000 and $121,000 for the three months and six months ended September 30, 1998. The Company currently expects to record amortization of deferred compensation with respect to these restricted stock and option grants of approximately $658,000, $543,000, $414,000, $330,000 and
$178,000 during the fiscal years ending March 31, 2000, 2001, 2002, 2003 and 2004, respectively.

     Backlog. The Company's sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the Company's products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the Company's backlog as of any particular date is not representative of actual sales for any succeeding period, and the Company therefore believes that backlog is not a good indicator of future revenue. The Company's backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $45.8 million on September 30, 1999, compared to $40.0 million on September 30, 1998. Included in backlog at September 30, 1999 is $5.4 million remaining on the Raytheon Systems Co. end-of-life buy for integrated circuits used in its high-speed radar systems.

     Year 2000 Compliance. As a semiconductor manufacturer with its own wafer fabrication facility, the Company is dependent on computer systems and manufacturing equipment with embedded hardware or software to conduct its business. The Company has developed and is currently executing a plan designed to make its computer systems, applications and manufacturing equipment and facilities Year 2000 ready. The plan covers five stages including (i) inventory,
(ii) assessment, (iii) remediation, (iv) testing, and (v) contingency planning. The Company has completed the inventory and assessment stages and has completed remediation and testing on critical applications. The final remediation, testing and contingency planning stages are targeted to be completed by the end of November 1999.

     The Company is also actively working with suppliers of its raw materials and services to determine the extent to which the suppliers' operations and the products and services they provide are Year 2000 capable, and to monitor their progress toward Year 2000 capability. Highest priority is being placed on working with critical suppliers whose failure would shut down manufacturing or other critical operations within a short period of time. The Company has made inquiries of its major suppliers and has received responses to its initial inquiries from 100% of critical suppliers.

     Follow-up activities seek to determine whether the supplier is taking all appropriate steps to fix Year 2000 problems and to be prepared to continue functioning effectively as a supplier in accordance with the Company's requirements. Plans are being developed to address issues related to suppliers that are not considered to be making sufficient progress in becoming Year 2000 capable.

     The Company believes that its most reasonably likely worst-case Year 2000 scenarios would relate to problems with the systems of third parties rather than with the Company's internal systems or its products. Because the Company has less control over assessing and correcting the Year 2000 problems of third parties, the Company believes the risks are greatest with critical suppliers of materials and services, telecommunications, transportation supply channels and infrastructure such as electricity supply, water and sewer service. A worst-case scenario involving the failure of one or more of the Company's critical third party suppliers or failure of the Company to execute its compliance plan would be the partial or complete inability to provide customers with products or services on a timely basis.

     The Company is not in the position to identify or to avoid all possible scenarios; however, the Company is currently assessing scenarios and taking steps to mitigate the impacts of various scenarios if they were to occur. Preliminary contingency plans for critical business operations are in place and these plans involve, among other actions, adjusting inventory levels, manual workarounds, and adjusting staffing strategies.

     The Company has incurred and expensed approximately $650,000 related to the Year 2000 project and expects to incur an additional $250,000 on completing the Year 2000 project. Approximately one-half of the costs associated with the Year 2000 project are expected to relate to internal resources that have been reallocated from other projects, with the balance of costs reflecting incremental spending for equipment and software upgrades. The costs of the Year 2000 project are expected to be funded through operating cash flows, with the cost of internal resources expensed as incurred and the cost of equipment and software upgrades capitalized or expensed in accordance with the Company's policy on property and equipment.

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

Liquidity and Capital Resources

     The Company's principal source of liquidity as of September 30, 1999 consisted of $105.1 million in cash, cash equivalents and short-term investments. Working capital as of September 30, 1999 was $120.7 million, compared to $103.6 million as of March 31, 1999. This increase in working capital was primarily due to net cash provided by operating activities, partially offset by the purchase of property and equipment.

     For the six months ended September 30, 1999 and 1998, net cash provided by operating activities was $23.8 million and $6.9 million, respectively. Net cash provided by operating activities for the six months ended September 30, 1999 primarily reflected net income before depreciation and amortization expense, a decrease in accounts receivable and other assets and an increase in accounts payable, other accrued liabilities and deferred revenue. Net cash provided by operating activities for the six months ended September 30, 1998 primarily reflected net income before depreciation and amortization expense, offset by increases in accounts receivable and inventory.

     Capital expenditures totaled $8.0 million for the six months ended September 30, 1999 and included the payment of $3.7 million to complete the purchase of land under a contract entered into in June 1998, compared to capital expenditures of $9.9 million for the six months ended September 30, 1998. The Company intends to increase its capital expenditures for manufacturing equipment, test equipment and computer hardware and software.

     The Company is exploring alternatives for the expansion of its manufacturing capacity which would likely occur after fiscal year 2000, including further expansion of its current 4" wafer fabrication facility, building a new wafer fabrication facility, purchasing a wafer fabrication facility and/or entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by the Company including an investment in excess of $80.0 million if the Company chose to or was required to build a new wafer fabrication facility. The Company would anticipate financing any such investment through a combination of available cash, cash equivalents and short term investments, cash from operations and additional equity, debt and lease financing. Although the Company believes that it will be able to obtain financing for a significant portion of the planned capital expenditures at competitive rates and terms from its existing and new financing sources, there can be no assurance that the Company will be successful in these efforts. Furthermore, there can be no assurance that any of the alternatives for expansion of its manufacturing capacity will be available on a timely basis or at all.

     The Company believes that its available cash, cash equivalents and short-term investments, and cash generated from operations, will be sufficient to meet the Company's capital requirements for at least the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company expects that it will need to raise additional debt or equity financing in the future. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms.

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

 .    the amounts and timing of investments in research and development;
 .    market acceptance of our products and of our customers' products;
 .    the timing of depreciation and other expenses that we expect to incur in connection with any expansion of our manufacturing capacity;
 .    costs associated with compliance with applicable environmental regulations or remediation;
 .    costs associated with  litigation, including without limitation, litigation or settlements relating to the use or ownership of intellectual property;
 .    the ability of our customers to obtain components from their other suppliers;
 .    general semiconductor industry conditions; and
 .    general economic conditions.

     Our expense levels are relatively fixed and are based, in part, on our expectations of future revenues. We are continuing to increase our operating expenses for personnel and new product development. However, we have a limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our business, financial condition and operating results would be adversely affected if we do not achieve increased revenues. We can have revenue shortfalls for a variety of reasons, including:

 .    significant pricing pressures that occur because of declines in average selling prices over the life of a product;
 .    sudden shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations;
 .    fabrication, test or assembly capacity constraints for internally manufactured devices which interrupt our ability to meet our production obligations; and
 .    the rescheduling or cancellation of customer orders.

     In addition, our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Due to the absence of substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. In addition, from time to time, in response to anticipated long lead times to obtain inventory and materials from our outside foundries, we may order materials in advance of anticipated customer demand, which might result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render the customers' products less marketable. Furthermore, we currently anticipate that an increasing portion of our revenues in future periods will be derived from sales of application-specific standard products ("ASSPs"), as compared to application-specific integrated circuits ("ASICs"). Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which may make it increasingly difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially adversely affected.

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

Our operating results depend substantially on manufacturing output and yields, which may not meet expectations.

     AMCC Fabrication

     We manufacture most of our semiconductors at our San Diego 4" wafer fabrication facility. The manufacturing of semiconductors requires the use of manufacturing tools which are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed our ability to manufacture the related product would be impaired and our revenue would decline and our business would suffer until the tool were repaired or replaced.

     Our yields decline whenever a substantial percentage of wafers must be rejected or a significant number of die on each wafer are nonfunctional. Such declines can be caused by many factors, including minute levels of contaminants in the manufacturing environment, design issues, defects in masks used to print circuits on a wafer and difficulties in the fabrication process. The ongoing expansion of the manufacturing capacity of our existing wafer fabrication facility could increase the risk of contaminants in the facility. In addition, many of these problems are difficult to diagnose, and are time consuming and expensive to remedy and can result in shipment delays.

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

     If we develop relationships with additional outside foundries, yields could be adversely affected due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of these new foundries. Because of our limited access to wafer fabrication capacity from outside foundries for certain products, any decrease in manufacturing yields of such products could result in an increase in our per unit costs for such products and force us to allocate available product supply among customers, which could potentially adversely impact customer relationships as well as revenues and gross margin. Our outside foundries may not achieve or maintain acceptable manufacturing yields in the future. Furthermore, we also face the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process.

Our business strategy is based on increasing dependence on the Wide Area Network
(WAN) and Local Area Network (LAN) communications markets.

     An important part of our strategy is to continue our focus on the WAN market and to leverage our technology and expertise to penetrate further the LAN market for high-speed ICs. If we are unable to penetrate these markets further, our revenues could stop growing and may decline. We anticipate that sales to our other traditional markets will grow more slowly or not at all and, in some instances, as in the case of military markets, may decrease over time.

     The communications markets are characterized by:

  .  extreme price competition;
  .  rapid technological change;
  . industry standards that are continually evolving; and . in many cases, short product life cycles.

     These markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, we would be likely to lose business from an existing or potential customer and, moreover, would not have the opportunity to compete for new design wins until the next product transition occurs. If we fail to develop products with required features or performance standards for the WAN or LAN markets, or if we experience a delay as short as a few months in bringing a new product to market, or if our WAN or WAN customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.

     A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on the Synchronous Optical Network, or SONET, the Synchronous Digital Hierarchy, or SDH and the Asynchronous Transfer Mode, or ATM, transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products are modest, and we may not be successful in addressing the market opportunities for products based on these standards.

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

     We have accounted for the merger under the pooling-of-interests accounting method and financial reporting rules. To qualify the merger as a pooling-of-interests for accounting purposes, AMCC and Cimaron and their respective affiliates must meet the criteria for pooling-of-interests accounting established in opinions published by the Accounting Principles Board and interpreted by the Financial Accounting Standards Board and the Securities and Exchange Commission. These opinions are complex, and the interpretation of them is subject to change. However, the availability of pooling-of-interests accounting treatment for the merger depends in part, upon circumstances and events occurring after the effective time. For example, there must be no significant changes in the business of the combined company, including significant dispositions of assets, for a period of two years following the effective time. The failure of the merger to qualify for pooling-of-interests accounting treatment for financial reporting purposes for any reason would materially and adversely affect our reported earnings and likely, the price of our common stock.

Our business strategy is also based on increasing dependence on application-specific standard products.

     We have under development a number of ASSPs for the communications markets, from which we expect to derive an increasing portion of our future revenues. Our relationships with certain customers in these markets have only been established recently. Our future success in selling ASSPs, and in particular, selling ASSPs to customers in the telecommunications and data communications markets, will depend in large part on whether our ASSPs are developed on a timely basis and whether such products achieve market acceptance among new and existing customers, and on the timing of the commencement of volume production of products incorporating our ASSPs. We have in the past encountered difficulties in introducing new products in accordance with customers' delivery schedules and initial expectations. We may encounter similar difficulties in the future, and we may not be able to develop and introduce ASSPs in a timely manner so as to meet customer demands.

We currently derive revenues from non-communications markets including the automated test equipment market, the high-speed computing market and the military market but we believe that revenues from these markets will decline in future periods and that our gross margin on sales of products for these markets may also decline in future periods.

     We have historically derived significant revenues from product sales to customers in the Automated Test Equipment, or ATE, high-speed computing and military markets and currently anticipate that we will continue to derive revenues from sales to customers in these markets in the near term. However, we are not currently funding product development efforts in these markets and as a result we expect that revenues from products in these markets will decline in future periods.

     In addition, the market for ATE and high-speed computing IC products is subject to extreme price competition, and we may not be able to reduce the costs of manufacturing high-speed computing IC products in response to declining average selling prices. Even if we successfully utilize new processes or technologies to reduce the manufacturing costs of our high-speed computing products in a timely manner, our customers in the ATE and high-speed computing markets may not purchase these products.

     Furthermore, we expect that certain competitors will seek to develop and introduce products that integrate the functions performed by our ATE and high-speed computing IC products on single chips. In addition, one or more of our customers may choose to utilize discrete components to perform the functions served by our high-speed computing IC products or may use their own design and fabrication facilities to create a similar product. In either case, the need for ATE and high-speed computing customers to purchase our IC products could be eliminated.

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

     Products for communications applications, as well as for high-speed computing applications, are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. In addition, we may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense.

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

     In addition, our competitors or customers may offer enhancements to our existing products or offer new products based on new technologies, industry standards or customer requirements including, but not limited to, all optical networking systems that are available to customers on a more timely basis than comparable products from us or that have the potential to replace or provide lower-cost or higher performance alternatives to our products. The introduction of enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable. In addition, we expect that certain of our competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by our IC products on a single chip, thus eliminating the need for our products.

     In the communications markets, we compete primarily against Conexant, Giga, Hewlett-Packard, Lucent Technologies, Maxim, Philips, Sony, Texas Instruments, TriQuint and Vitesse. Some of these companies use gallium arsenide ("GaAs") process technologies for certain products. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capabilities. In the ATE market, our products compete primarily against GaAs based products offered by Vitesse and silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Analog Devices, Lucent Technologies and Maxim. In the high-speed computing market, we compete primarily against Chrontel, Cypress, ICS, PLX and Tundra. Many of these companies and potential new competitors have significantly greater financial, technical, manufacturing and marketing resources than we do.

If we are not successful in expanding our manufacturing capacity, on time, we may face serious capacity constraints.

     We currently manufacture a majority of our IC products at our 4" wafer fabrication facility located in San Diego, California. We believe that we will be able to satisfy our production needs from this fabrication facility through the end of fiscal 2000, although this date may vary depending on, among other things, our rate of growth. We will be required to hire, train and manage additional production personnel in order to increase production capacity as scheduled. To expand our capacity beyond our existing wafer fabrication facility, we are in the process of negotiating a foundry agreement with a third party wafer fabrication facility. We will have to install our fabrication processes at this foundry, qualify our processes at this foundry and then ramp production volumes at this foundry. If we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that could render us unable to meet customer demand or force us to spend more to meet demand.

     We are exploring alternatives for the further expansion of our manufacturing capacity which would likely occur after fiscal year 2001, including expanding our current 4" wafer fabrication facility, building a new wafer fabrication facility, purchasing a wafer fabrication facility and/or entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by the Company including an investment in excess of $80.0 million if we chose to or were required to build a new wafer fabrication facility. There can be no assurance that any of the alternatives for expansion of our manufacturing capacity will be available on a timely basis or that, we will be able to manage our growth and effectively integrate our expansion into our current operations.

     The cost of any investment the Company may have to make in expanding our manufacturing capacity is expected to be funded through a combination of available cash, cash equivalents and short-term investments, cash from operations and additional debt, lease or equity financing. We may not be able to obtain the additional financing necessary to fund the construction and completion of the new manufacturing facility. Our existing wafer fabrication facility is, and the potential new wafer fabrication facility may be, located in Southern California and these facilities may be subject to natural disasters such as earthquakes or floods. A significant natural disaster, such as an earthquake or flood, could have a material adverse impact on our business, financial condition and operating results. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may adversely affect our gross margin in any future fiscal period.

     Expanding our current 4" wafer fabrication facility, building a new wafer fabrication facility or purchasing a wafer fabrication facility entails significant risks, including:

     .  shortages of materials and skilled labor;
     .  unforeseen environmental or engineering problems;
     .  work stoppages;
     .  weather interferences; and
     .  unanticipated cost increases.

     Any one of these risks could have a material adverse effect on the building, equipping and production start-up of a new facility or the expansion of our existing facility. In addition, unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits could involve significant additional costs and delay the scheduled opening of the expansion or new facility and could reduce our anticipated revenues. Also, the timing of commencement of operation of our expanded or new facility will depend upon the availability, timely delivery, successful installation and testing of the necessary process equipment. As a result of the foregoing and other factors, our expanded or new facility may not be completed and in volume production within its current budget or within the period currently scheduled. Furthermore, we may be unable to achieve adequate manufacturing yields in our expanded or new facility in a timely manner, and our revenues may not increase commensurate with the anticipated increase in manufacturing capacity associated with the expanded or new facility. In addition, in the future, we may be required for competitive reasons to make capital investments in the existing wafer fabrication facility or to accelerate the timing of the construction of a new wafer fabrication facility in order to expedite the manufacture of products based on more advanced manufacturing processes.

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

Our dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that our cost of materials will be higher than expected.

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

     With respect to certain of our products, we depend upon external foundries to produce wafers and, in some cases finished products of acceptable quality, to deliver those wafers and products to us on a timely basis and to allocate to us a portion of their manufacturing capacity sufficient to meet our needs. On occasion, we have experienced difficulties with our suppliers failing to produce goods of sufficient quality or quantity or failing to meet delivery deadlines. Our wafer and product requirements typically represent a very small portion of the total production of these external foundries. As a result, we are subject to the risk that a producer will cease production on an older or lower-volume process that is used to produce our parts. Additionally, we cannot be certain our external foundries will continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based.

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

     Historically, a relatively small number of customers has accounted for a significant portion of our revenues in any particular period. For example, our five largest customers accounted for approximately 44%, 46% and 59% of our revenues in fiscal 1997, 1998 and 1999, respectively, accounted for 60% and 71% for the three months ended September 30, 1998 and 1999, respectively and accounted for 54% and 68% for the six months ended September 30, 1998 and 1999, respectively. Sales to Nortel accounted for approximately 20%, 21% and 20% of our revenues in fiscal 1997, 1998 and 1999, respectively, accounted for 16% and 36% for the three months ended September 30, 1998 and 1999, respectively and accounted for 17% and 33% for the six months ended September 30, 1998 and 1999, respectively. However, we have no long-term volume purchase commitments from any of our major customers. We anticipate that sales of products to relatively few customers will continue to account for a significant portion of our revenues. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

     There is intense competition for qualified personnel in the semiconductor industry, in particular design engineers, and we may not be able to continue to attract and train engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Although we have entered into an "at-will" employment agreement with David M. Rickey, the President and Chief Executive Officer, we have not entered into fixed term employment agreements with any of our other executive officers except for one-year employment agreements with Ram Sudireddy, Vice President, Cimaron, and Gary Martin, Vice President and Chief Technical Officer, Cimaron. In addition, we have not obtained key-person life insurance on any of our executive officers or key employees. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product and process development programs.

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

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We have, in the past and may, in the future, be notified that we may be infringing the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business. On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership filed a lawsuit in the U.S. District Court for the District of Arizona against a number of companies, including us, engaged in the manufacture and/or sale of IC products. The complaint alleges infringement by the defendants of certain U.S. patents held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. On November 25, 1998, we were served a summons pursuant to this lawsuit. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered us a license under the Lemelson patents. Although the ultimate outcome of this matter is not currently determinable, we believe, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on our financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations for any quarter. Furthermore, there can be no assurance that we would prevail in any such litigation.

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

     International sales (including sales to Canada) accounted for 40%, 42% and 41% of revenues for the years ended March 31, 1997, 1998 and 1999, respectively and 39% and 54% for the three months ended September 30, 1998 and 1999, respectively. For the six months ended September 30, 1998 and 1999, international sales (including sales to Canada) accounted for 41% and 53% of revenues, respectively. International sales may increase in future periods and may account for an increasing portion of our revenues. As a result, an increasing portion of our revenues may be subject to certain risks, including:

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

     The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to-quarter variations in:

  .  our anticipated or actual operating results;
  .  announcements or introductions of new products;
  .  technological innovations or setbacks by us or our competitors;
  . conditions in the semiconductor, telecommunications, data communications, ATE, high-speed computing or military markets;
  .  the commencement of litigation;
  .  changes in estimates of our performance by securities analysts;
  .  announcements of merger or acquisition transactions;
  .  other events or factors; and.
  .  general economic and market conditions.

     In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of our common stock.

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


ITEM 3.   QUANTITATIVE AND QUALTITATIVE DISCLOSURE ABOUT MARKET RISK

     At September 30, 1999, the Company's investment portfolio includes fixed-income securities of $78.2 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 100 basis point increase in interest rates would have no material impact on the Company's financial condition or results of operations.

     The Company generally conducts business, including sales to foreign customers, in U.S. dollars and as a result, has limited foreign currency exchange rate risk. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on the Company's financial condition or results of operations.


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

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

     (c)  Use of Proceeds

     (1)  Initial Public Offering

     The Company filed a Registration Statement on Form S-1 (the "Registration Statement"), File No. 333-37609, which was declared effective by the Securities and Exchange Commission on November 24, 1997, relating to the initial public offering of the Company's Common Stock. The managing underwriters of the offering were BankAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The Registration Statement registered an aggregate 11,106,000 shares of Common Stock and the price to the public was $4.00 per share. Of such shares, 7,076,896 were sold by the Company (which includes the underwriter's over-allotment of 1,665,900 shares) and 5,695,004 were sold by certain shareholders of the Company.

     The Company incurred $3,196,718 of total expenses in connection with the IPO consisting of $1,981,531 in underwriting discounts and commissions and $1,215,187 in other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after deducting the $3,196,718 of total expenses were approximately $25,111,000.

     As of September 30, 1999, the Company has expended approximately $4,808,000 for the purchase of land for future capacity expansion and invested the remaining proceeds of $20,303,000 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from October 1, 1999 to March 31, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

     (2) Secondary Public Offering

     The Company filed a Registration Statement on Form S-1, File No. 333-46071 (the "Secondary Registration Statement"), which was declared effective by the Securities and Exchange Commission on March 12, 1998, relating to the secondary public offering of the Company's Common Stock. The managing underwriters for the Offering were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The Registration Statement registered an aggregate of 7,060,000 shares of the Common Stock and the price to the public was $9.6875 per share. Of such shares, 3,000,000 shares were sold by the Company, and 5,119,000 shares were sold by certain stockholders of the Company (which includes the underwriter's overallotment of 1,059,000 shares).

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

     The Company has invested the net offering proceeds in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from October 1, 1999 to March 31, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Secondary Registration Statement.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (1) The Company held its Annual Meeting of Stockholders (the "Annual Meeting") on August 3, 1999. Of the 53,483,896 shares of Common Stock which could be voted at the Annual Meeting, 46,609,362 shares of Common Stock, representing 87%, were represented at the Annual Meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

               (a) Election of the following persons to the Company's Board of Directors, to hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified:

                                       For      Withheld
                                    ----------  --------

       William K. Bowes, Jr.        46,571,876    37,486
       R. Clive Ghest               46,573,876    35,486
       Franklin P. Johnson, Jr.     46,571,876    37,486
       David M. Rickey              46,572,764    36,589
       Roger A. Smullen, Sr.        46,569,932    39,430
       Arthur B. Stabenow           46,453,962   155,400
       Harvey P. White              46,573,876    35,486

               (b) Approval of the amendment to the Company's 1992 Stock Option increasing the number of shares authorized for future grant by 7,600,000 to an aggregate of 19,654,608 shares:

                 For            Against    Abstain  Broker non-vote
               --------        ----------  -------  ---------------

               28,136,984       14,896,727  50,260   3,525,394

               (c) Ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the fiscal year ending March 31, 2000:

                             For       Against  Abstain
                         ----------    -------  -------

                         46,283,542    265,612   60,208


          (2) The Company also held a Special Meeting of Stockholders (the "Special Meeting") on September 1, 1999. Of the 53,744,924 shares of Common Stock which could be voted at the Special Meeting, 32,138,982 shares of Common Stock, representing 60%, were represented in person or by proxy, which constituted a quorum. Voting results were as follows:

               a) Approval of the amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized shares of Common Stock from 60,000,000 shares to 180,000,000 shares:

                             For       Against  Abstain
                         ----------    -------  -------

                         31,208,926    915,536   14,520

ITEM 5    OTHER INFORMATION

          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               10.3   1992 Stock Option Plan, as amended
               10.26 1998 Stock Incentive Plan of Cimaron Communications Corporation, as amended, adopted by the registrant in merger transaction, effective March 17, 1999
               27.1   Financial Data Schedule

          (B) The Registrant filed the following current reports on Form 8-K with the Commission during the during the quarter ended September 30, 1999:

               1) On September 1, 1999, the Company filed a current report on form 8-K to announce the stockholder approval of the amendment to the Company's Amended and Restated Certificate of Incorporation to increase the Company's authorized shares of Common Stock from 60,000,000 shares to 180,000,000 shares and the Board approval of a two-for one stock split implemented through a 100% stock dividend.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 1999        Applied Micro Circuits Corporation

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