Form 10-Q
period 1999-12-31
APPLIED MICRO CIRCUITS CORP
filed 2000-01-12
CIK 711065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL QUARTER ENDED DECEMBER 31, 1999, OR

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

                              6290 SEQUENCE DRIVE
                              SAN DIEGO, CA 92121
                   (Address of principal executive offices)
      Registrant's telephone number, including area code: (858) 450-9333

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

                               YES  [x]  NO ___
                                    ---

     As of January 7, 2000, 54,177,787 shares of the Registrant's Common Stock were issued and outstanding.

                      APPLIED MICRO CIRCUITS CORPORATION
                                     INDEX

                                                                                                            PAGE
                                                                                                            ----
Part I.  FINANCIAL INFORMATION:

 Item 1.  a)  Condensed Consolidated Balance Sheets at December 31, 1999
              (unaudited) and March 31, 1999............................................................       3

          b)  Condensed Consolidated Statements of Income (unaudited) for the three months
              ended and nine months ended December 31, 1999 and 1998....................................       4

          c)  Condensed Consolidated Statements of Cash Flows (unaudited)
              for the nine months ended December 31, 1999 and 1998......................................       5

          d)  Notes to Condensed Consolidated Financial Statements (unaudited)..........................       6

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.........       9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk....................................      24


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................      24

Item 2.   Changes in Securities and Use of Proceeds.....................................................      24

Item 3    Defaults upon Senior Securities...............................................................      25

Item 4.   Submission of Matters to a Vote of Security Holders...........................................      25

Item 5.   Other Information.............................................................................      25

Item 6.   Exhibits and Reports on Form 8-K..............................................................      25

Signatures..............................................................................................      26
================================================================================================================

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                      APPLIED MICRO CIRCUITS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (in thousands, except par value)

                                                                                                DECEMBER 31,   MARCH 31,
                                                                                                    1999          1999
                                                                                               --------------------------
                                                                                                (UNAUDITED)

                                         ASSETS
                                         ------
Current assets:
     Cash and cash equivalents...........................................................           $ 22,774    $ 13,530
     Short-term investments - available-for-sale.........................................             92,494      73,010
     Accounts receivable, net of allowance for doubtful accounts of  $318 and $177
       at December 31, 1999 (unaudited) and March 31, 1999, respectively.................             20,854      19,275
     Inventories.........................................................................             10,522       9,813
     Deferred income taxes...............................................................              4,273       4,573
     Notes receivable from officers and employees........................................                100         815
     Other current assets................................................................              4,010       4,004
                                                                                                    --------    --------
               Total current assets......................................................            155,027     125,020
Property and equipment, net..............................................................             33,999      23,128
Other assets.............................................................................              3,357       2,507
                                                                                                    --------    --------
  Total assets...........................................................................           $192,383    $150,655
                                                                                                    ========    ========

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
Current liabilities:
     Accounts payable....................................................................           $  8,239    $  5,131
     Accrued payroll and related expenses................................................              6,589       4,689
     Other accrued liabilities...........................................................              6,789       7,207
     Deferred revenue....................................................................              2,316       1,439
     Current portion of long-term debt...................................................              1,370       1,862
     Current portion of capital lease obligations........................................                776       1,075
                                                                                                    --------    --------
               Total current liabilities.................................................             26,079      21,403
Long-term debt, less current portion.....................................................              3,957       4,995
Long-term capital lease obligations, less current portion................................              1,873       2,563
Stockholders' equity:
    Preferred Stock, $0.01 par value:
      2,000 shares authorized, none issued and outstanding...............................                  -           -
    Common Stock, $0.01 par value:
      Authorized shares - 180,000
      Issued and outstanding shares - 54,118 at December 31, 1999 (unaudited)
                 and 53,224 at March 31, 1999............................................                541         532
    Additional paid-in capital...........................................................            112,814     102,259
    Deferred compensation, net...........................................................             (1,661)     (2,123)
    Accumulated other comprehensive loss.................................................               (274)        (33)
    Retained earnings....................................................................             49,509      21,514
    Notes receivable from stockholders...................................................               (455)       (455)
                                                                                                    --------    --------
                 Total stockholders' equity..............................................            160,474     121,694
                                                                                                    --------    --------
    Total liabilities and stockholders' equity...........................................           $192,383    $150,655
                                                                                                    ========    ========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                                        THREE MONTHS           NINE MONTHS
                                                                           ENDED                  ENDED
                                                                        DECEMBER 31,          DECEMBER 31,
                                                                     ---------------------------------------
                                                                       1999      1998      1999     1998
                                                                     ---------------------------------------
Net revenues....................................................      $45,762   $26,972  $115,303  $76,258
Cost of revenues................................................       13,209     9,669    34,818   28,415
                                                                      -------   -------  --------  -------
Gross profit....................................................       32,553    17,303    80,485   47,843
Operating expenses:
   Research and development.....................................        8,281     5,847    21,829   16,194
   Selling, general and administrative..........................        7,061     4,573    19,178   13,033
                                                                      -------   -------  --------  -------
     Total operating expenses...................................       15,342    10,420    41,007   29,227
                                                                      -------   -------  --------  -------
Operating income................................................       17,211     6,883    39,478   18,616
Interest income, net............................................        1,225       883     3,114    2,613
                                                                      -------   -------  --------  -------
Income before income taxes......................................       18,436     7,766    42,592   21,229
Provision for income taxes......................................        6,324     2,646    14,597    7,457
                                                                      -------   -------  --------  -------
Net income......................................................      $12,112   $ 5,120  $ 27,995  $13,772
                                                                      =======   =======  ========  =======
Basic earnings per share:
   Earnings per share...........................................      $  0.23   $  0.10  $   0.53  $  0.28
                                                                      =======   =======  ========  =======
   Shares used in calculating basic earnings per share..........       53,119    49,602    52,364   48,568
                                                                      =======   =======  ========  =======
Diluted earnings per share:
   Earnings per share...........................................      $  0.21   $  0.09  $   0.48  $  0.25
                                                                      =======   =======  ========  =======
   Shares used in calculating diluted earnings per share........       58,804    55,238    57,930   54,396
                                                                      =======   =======  ========  =======

    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                                      NINE MONTHS ENDED
                                                                                                         DECEMBER 31,
                                                                                         -----------------------------------------
                                                                                                  1999                 1998
                                                                                         -----------------------------------------
Operating Activities
   Net income.......................................................................           $  27,995            $  13,772
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization................................................               5,802                5,060
       Amortization of deferred compensation........................................                 462                  193
        Changes in assets and liabilities:
           Accounts receivable......................................................              (1,579)              (5,023)
           Inventories..............................................................                (709)              (1,507)
           Other assets.............................................................                (956)                 258
           Accounts payable.........................................................               3,108               (1,473)
           Accrued payroll and other accrued liabilities............................               6,320                5,163
           Deferred income taxes....................................................                 300                  295
           Deferred revenue.........................................................                 877                 (298)
                                                                                               ---------            ---------
               Net cash provided by operating activities............................              41,620               16,440
Investing Activities
       Proceeds from sales and maturities of short-term investments.................              92,870              136,245
       Purchase of short-term investments...........................................            (112,595)            (143,102)
       Notes receivable from officers and employees.................................                 815                  262
       Purchase of property and equipment...........................................             (16,673)             (11,988)
                                                                                               ---------            ---------
               Net cash used for investing activities...............................             (35,583)             (18,583)
Financing Activities
       Proceeds from issuance of common stock, net..................................               5,737                6,572
       Repurchase of restricted stock...............................................                 (11)                   -
       Payments on capital lease obligations........................................                (989)              (1,759)
       Proceeds from long-term debt.................................................                  --                3,784
       Payments on stockholders notes...............................................                  --                   46
       Payments on long-term debt...................................................              (1,530)                (483)
                                                                                               ---------            ---------
               Net cash provided by financing activities............................               3,207                8,160
                                                                                               ---------            ---------
               Net increase in cash and cash equivalents............................               9,244                6,017
Cash and cash equivalents at beginning of period....................................              13,530                6,460
                                                                                               ---------            ---------
Cash and cash equivalents at end of period..........................................           $  22,774            $  12,477
                                                                                               =========            =========

Supplemental disclosure of cash flow information:
        Cash paid for:
           Interest.................................................................           $     495            $     373
                                                                                               =========            =========
           Income taxes.............................................................           $   9,620            $   2,505
                                                                                               =========            =========

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

   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventories, estimates to complete engineering contracts, costs of future product returns under warranty and provisions for contingencies expected to be incurred. Actual results could differ from those estimates.

   On September 1, 1999, the Company's stockholders approved an increase in the authorized number of shares of common stock authorized to 180,000,000. On September 9, 1999, the Company effected a two-for-one stock split (in the form of a stock 100% dividend); accordingly, all prior share and per share amounts in this Quarterly Report on Form 10-Q have been restated to reflect the stock split.

   On December 9, 1999, the Company filed, and subsequently amended on January 3, 2000, a registration statement on Form S-3 with the Securities and Exchange Commission relating to the proposed under-written public offering of 4,500,000 shares of common stock (or 5,175,000 shares if the underwriters over-allotment option is exercised in full). As of the date of the filing of Quarterly report on Form 10-Q this registration statement has not yet become effective and no shares have been issued pursuant to such filling.

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

2.     EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following (in thousands):

                                                               THREE MONTHS                       NINE MONTHS
                                                                  ENDED                              ENDED
                                                               DECEMBER 31,                       DECEMBER 31,
                                                      ---------------------------------------------------------------
                                                            1999            1998              1999              1998
                                                      ---------------------------------------------------------------
Shares used in basic earnings per share
   computations-weighted average common shares
   outstanding                                              53,119           49,602           52,364           48,567
Net effect of dilutive common share
   equivalents based on the treasury stock method            5,685            5,636            5,566            5,824
                                                            ------           ------           ------           ------
Shares used in diluted earnings per share
   computations                                             58,804           55,238           57,930           54,391
                                                            ======           ======           ======           ======


3.  CERTAIN FINANCIAL STATEMENT INFORMATION

                                                                  DECEMBER 31,           MARCH 31,
                                                                      1999                 1999
                                                            -------------------------------------------
Inventories (in thousands):

  Finished goods                                                    $ 2,890               $  975
  Work in process                                                     6,486                7,688
  Raw materials                                                       1,146                1,150
                                                                    -------               ------
                                                                    $10,522               $9,813
                                                                    =======               ======



                                                                 DECEMBER 31,            MARCH 31,
                                                                    1999                   1999
                                                            ---------------------------------------------
Property and equipment (in thousands):

          Machinery and equipment                                  $ 42,015              $ 33,280
          Leasehold improvements                                      7,802                 7,641
          Computers, office furniture and equipment                  19,573                16,654
          Land                                                        4,808                 1,133
                                                                   --------              --------
                                                                     74,198                58,708
Less accumulated depreciation and amortization                      (40,199)              (35,580)
                                                                   --------              --------
                                                                   $ 33,999              $ 23,128
                                                                   ========              ========

4.    COMPREHENSIVE INCOME

The components of comprehensive income, net of tax, are as follows (in thousands):

                                                              THREE MONTHS                       NINE MONTHS
                                                                 ENDED                              ENDED
                                                              DECEMBER 31,                      DECEMBER 31,
                                                  --------------------------------------------------------------------
                                                         1999             1998              1999             1998
                                                  --------------------------------------------------------------------
Net income                                            $12,112            $5,120          $27,995           $13,772
Change in net unrealized loss
     on available-for-sale investments                    (67)                -             (241)                -
                                                      -------            ------          -------           -------
Comprehensive income                                  $12,045            $5,120          $27,754           $13,772
                                                      =======            ======          =======           =======

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

On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership (the "Lemelson Partnership") filed a lawsuit in the U.S. District Court for the District of Arizona against a number of companies, including AMCC, engaged in the manufacture and/or sale of IC products. On November 25, 1998, the Company was served a summons pursuant to this lawsuit. The complaint alleges infringement by the defendants of certain U.S. patents (the "Lemelson Patents") held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered the Company a license under the Lemelson Patents. Although the ultimate outcome of this matter is not currently determinable, the Company believes, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter, net of amounts accrued, will not have a material adverse effect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on the Company's results of operations in any period.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended March 31, 1999 for Applied Micro Circuits Corporation. This Quarterly Report on Form 10-Q, and in particular this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties including, but not limited to, those set forth in the "Risk Factors" discussed below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

OVERVIEW

   AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's optical networks. We utilize a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit, or IC, products that enable the transport of voice and data over fiber optic networks. Our customers include leading communications equipment manufacturers such as Alcatel, Ciena, Cisco, Lucent, Marconi Communications and Nortel as well as emerging communications systems providers such as Cerent (recently acquired by Cisco), Juniper Networks, Monterey Networks (recently acquired by Cisco), Nexabit (recently acquired by Lucent) and Sycamore Networks.

RESULTS OF OPERATIONS

   The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                 THREE MONTHS ENDED            NINE MONTHS ENDED
                                            ----------------------------  ----------------------------
                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                1999           1998           1999           1998
                                                ----           ----           ----           ----
Net revenues..............................     100.0%         100.0%         100.0%         100.0%
Cost of revenues..........................      28.9%          35.8%          30.2%          37.3%
                                               -----          -----          -----          -----
Gross profit..............................      71.1%          64.2%          69.8%          62.7%
Operating expenses:
  Research and development................      18.1%          21.7%          18.9%          21.2%
  Selling, general and administrative.....      15.4%          17.0%          16.6%          17.1%
                                               -----          -----          -----          -----
     Total operating expenses.............      33.5%          38.6%          35.6%          38.3%
                                               -----          -----          -----          -----
Operating income..........................      37.6%          25.5%          34.2%          24.4%
Interest income, net......................       2.7%           3.3%           2.7%           3.4%
                                               -----          -----          -----          -----
Income before income taxes................      40.3%          28.8%          36.9%          27.8%
Provision for income taxes................      13.8%           9.8%          12.7%           9.8%
                                               -----          -----          -----          -----
Net income................................      26.5%          19.0%          24.3%          18.1%
                                               =====          =====          =====          =====

     Net Revenues. Net revenues for the three months and nine months ended December 31, 1999 were $45.8 million and $115.3 million representing increases of 70% and 51%, respectively, over net revenues of $27.0 million and $76.3 million for the three months and nine months ended December 31, 1998, respectively. Revenues from sales of communications products increased to 83% and 79% of net revenues for the three months and nine months ended December 31, 1999, respectively, from 55% and 53% of net revenues for the three months and nine months ended December 31, 1998, respectively. This increase reflects both unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of non-communications products, consisting of the ATE, high-speed computing and military products, decreased to 17% and 21% of net revenues during the three months and nine months ended December 31, 1999, respectively, from 45% and 47% of net revenues for the three months and nine months ended December 31, 1998, respectively. Sales to Nortel, including their contract manufactures, accounted for 40% and 36% of net revenues for the three months and nine months ended December 31, 1999, respectively, as compared to 20% and 18% for the three months and nine months ended December 31, 1998, respectively. Sales to Insight Electronics, Inc., the Company's domestic distributor, accounted for 16% and 15% of net revenues for the three months and nine months ended December 31, 1999, respectively compared to 17% and 13% in the three months and nine months ended December 31, 1998, respectively. Sales to Raytheon Systems Co. (including shipments of $1.0 million and $4.8 million for the three months and nine months ended December 31, 1999 relating to the partial fulfillment of an end-of-life order) accounted for 2% and 4% of net revenues for the three months and nine months ended December 31, 1999, respectively, compared to 14% and 13% for the three months and nine months ended December 31, 1998. Sales outside of North America accounted for 27% and 25% of net revenues for the three months and nine months ended December 31, 1999 respectively, as compared to 21% and 25% for the three months and nine months ended December 31, 1998, respectively.

   Gross Margin. Gross margin was 71.1% and 69.8% for the three months and nine months ended December 31, 1999, respectively, as compared to 64.2% and 62.7% for the three months and nine months ended December 31, 1998, respectively. The increase in gross margin resulted from increased utilization of our wafer fabrication facility. Our gross margin is primarily impacted by factory utilization, wafer yields, product mix and the timing of depreciation expense and other costs associated with expanding our manufacturing capacity. Although we do not expect our gross margin to continue to increase at the rates reflected above, our strategy is to maximize factory utilization whenever possible, maintain or improve our manufacturing yields, and focus on the development and sale of high-performance products that can have higher gross margins. There can be no assurance, however, that we will be successful in achieving these objectives or that the trend of increasing gross margins will continue. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income.

   Research and Development. Research and development ("R&D") expenses increased to $8.3 million, or 18.1% of net revenues, and increased to $21.8 million, or 18.9% of net revenues for the three months and nine months ended December 31, 1999, respectively from $5.8 million, or 21.7% of net revenues, and from $16.2 million, or 21.2% of net revenues for the three months and nine months ended December 31, 1998, respectively. The increase in R&D expenses was due to accelerated new product and process development efforts, an increase in personnel costs as a result of additional R&D personnel and an increase in engineering hardware and software expenses. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, we expect R&D expenses to increase in absolute dollars in the future. Currently, R&D expenses are primarily focused on the development of products and processes for the communications market, and we expect to continue this focus.

   Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were $7.1 million or 15.4% of net revenues and $19.2 million or 16.6% of net revenues, for the three months and nine months ended December 31, 1999, respectively compared to $4.6 million or 17.0% of net revenues and $13.0 million or 17.1% of net revenues, for the three months and nine months ended December 31, 1998, respectively. The increase in SG&A expenses in absolute dollars for the three months and nine months ended December 31, 1999, primarily reflected increased compensation and travel costs related to additional sales and administrative personnel, increases in legal and accounting costs and increases in product promotion expenses.

   Operating Margin. Our operating margin increased to 37.6% and 34.2% of net revenues for the three months and nine months ended December 31, 1999, respectively, compared to 25.5% and 24.4% for the three months and nine months ended December 31, 1998, respectively, principally as a result of the increase in gross margin and the decrease in the R&D and SG&A expenses as a percentage of revenue.

   Interest Income, net. Interest income, net increased to $1.2 million for the three months ended December 31, 1999 from $883,000 for the three months ended December 31, 1998 and increased to $3.1 million for the nine months ended December 31, 1999 from $2.6 million for the nine months ended December 31, 1998. This increase was due principally to higher interest income from larger cash and short-term investment balances.

     Income Taxes. The Company's estimated annual effective tax rate used for the nine months ended December 31, 1999 was 34.3%, compared to an effective tax rate of 35.1% for the nine months ended December 31, 1998. This decrease in the Company's estimated effective tax rate is a result of a decrease in the Company's estimated effective state tax rate and the utilization of certain tax credits.

     Deferred Compensation. In connection with the grant of certain stock options to employees during the six months ended September 30, 1997, we recorded aggregate deferred compensation of $599,000, representing the difference between the deemed fair value of the Common Stock at the date of grant for accounting purposes and the option exercise price of such options. Additionally, during the year ended March 31, 1999, we recorded deferred compensation of $2.5 million related to restricted stock and options granted to founders and employees of Cimaron. Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Amortization of deferred compensation recorded for the three months and nine months ended December 31, 1999 was $154,000 and $462,000; respectively compared to $72,000 and $193,000 for the three months and nine months ended December 31, 1998. We currently expect to record amortization of deferred compensation with respect to these restricted stock and option grants of approximately $658,000, $543,000, $414,000, $330,000 and $178,000 during the fiscal years ending March 31, 2000, 2001, 2002, 2003 and 2004, respectively.

     Backlog. Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of the our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, the backlog as of any particular date is not representative of actual sales for any succeeding period, and therefore we believe that backlog is not a good indicator of future revenue. Our backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $62.1 million on December 31, 1999, compared to $38.3 million on December 31, 1998. Included in backlog at December 31, 1999 is $4.4 million remaining on the Raytheon Systems Co. end-of-life buy for integrated circuits used in its high-speed radar systems.

     Year 2000 Compliance. As a semiconductor manufacturer with our own wafer fabrication facility, we are dependent on computer systems and manufacturing equipment with embedded hardware or software to conduct our business. We have executed a plan designed to make our computer systems, applications and manufacturing equipment and facilities Year 2000 ready. The plan covered five stages including (i) inventory, (ii) assessment, (iii) remediation, (iv) testing, and (v) contingency planning. We have completed the Plan and to date, none of our systems, applications, equipment or facilities have experienced any material difficulties from the transition to Year 2000, nor have we been notified that any of our suppliers have had any such difficulties. Due the breadth of potential issues related to the Year 2000, we cannot guarantee that our Year 2000 plan has been successfully implemented or that we will not experience any problems in the future and the final determination may take several months. Actual results could still differ materially from our plan.

     We have incurred approximately $750,000 related to the Year 2000 project
and we expect any further expenditures to be minor.   Approximately one-half of
the costs associated with the Year 2000 project were related to internal resources that have been reallocated from other projects, with the balance of costs reflecting incremental spending for equipment and software upgrades. The costs of the Year 2000 project were funded through operating cash flows, with the cost of internal resources expensed as incurred and the cost of equipment and software upgrades capitalized or expensed in accordance with our policy on property and equipment.


Liquidity and Capital Resources

     Our principal source of liquidity as of December 31, 1999 consisted of $115.3 million in cash, cash equivalents and short-term investments. Working capital as of December 31, 1999 was $128.9 million, compared to $103.6 million as of March 31, 1999. This increase in working capital was primarily due to net cash provided by operating activities, partially offset by the purchase of property and equipment.

     For the nine months ended December 31, 1999 and 1998, net cash provided by operating activities was $41.6 million and $16.4 million, respectively. Net cash provided by operating activities for the nine months ended December 31, 1999 primarily reflected net income before depreciation and amortization expense and increases in accounts payable, other accrued liabilities and deferred revenue. Net cash provided by operating activities for the nine months ended December 31, 1998 primarily reflected net income before depreciation and amortization expense and increases in accounts payable, offset by increases in accounts receivable and inventory.

     Capital expenditures totaled $16.7 million for the nine months ended December 31, 1999 and included the payment of $3.7 million to complete the purchase of land under a contract entered into in June 1998, compared to capital expenditures of $12.0 million for the nine months ended December 31, 1998. We intend to increase our capital expenditures for manufacturing equipment, test equipment and engineering and operational computer hardware and software.

     We are exploring alternatives for the expansion of our manufacturing capacity which would likely occur after fiscal year 2001, including further expansion of our current wafer fabrication facility, building a new wafer fabrication facility, purchasing a wafer fabrication facility and/or entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by us and there can be no assurance that any of the alternatives for expansion of our manufacturing capacity will be available on a timely basis or at all.

     On December 9, 1999, the Company filed, and subsequently amended on January 3, 2000, a registration statement on Form S-3 with the Securities and Exchange Commission relating to the proposed under-written public offering of 4,500,000 shares of common stock (or 5,175,000 shares if the underwriters over-allotment option is exercised in full). We intend to use the proceeds of the offering to fund the capacity expansion, for working capital and for general corporate purposes including, but not limited to, acquiring businesses and technologies. Although we believe that we will be able complete the offering as planned, there can be no assurance that we will be successful in these efforts.

     We believe that our available cash, cash equivalents and short-term investments, and cash generated from operations, will be sufficient to meet the our capital requirements for normal operations for at least the next 12 months should we be unsuccessful in our current effort to raise additional capital.

                                 RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

     . the reduction, rescheduling or cancellation of orders by customers, whether as a result of stockpiling of our products or otherwise;

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

     . costs associated with acquisitions and the integration of acquired operations;

     . costs associated with compliance with applicable environmental regulations or remediation;

     . costs associated with litigation, including without limitation, litigation or settlements relating to the use or ownership of intellectual property;

     . the ability of our customers to obtain components from their other suppliers;

     . general communications systems industry and semiconductor industry conditions; and

     .  general economic conditions.

Our expense levels are relatively fixed and are based, in part, on our expectations of future revenues. We are continuing to increase our operating expenses for additional manufacturing capacity, personnel and new product development. However, we have limited ability to reduce expenses quickly in response to any revenue shortfalls. Consequently, our business, financial condition and operating results would be harmed if we do not achieve increased revenues. We can have revenue shortfalls for a variety of reasons, including:

     . significant pricing pressures that occur because of declines in average selling prices over the life of a product;

     . sudden shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations;

     . fabrication, test or assembly capacity constraints for internally manufactured devices which interrupt our ability to meet our production obligations; and

     .  the reduction, rescheduling or cancellation of customer orders.

In addition, our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand which are highly unpredictable and can fluctuate substantially. In addition, from time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering might result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render the customers' products less marketable. Further, we currently anticipate that an increasing portion of our revenues in future periods will be derived from sales of application-specific standard products, or ASSPs, as compared to application-specific integrated circuits, or ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which may make it increasingly difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR MANUFACTURING CAPACITY ON TIME, WE MAY FACE SERIOUS CAPACITY CONSTRAINTS.

We currently manufacture a majority of our IC products at our wafer fabrication facility located in San Diego, California. We believe that we will be able to satisfy our production needs from this fabrication facility through the end of the first quarter of fiscal 2001, although this date may vary depending on, among other things, our rate of growth. We will be required to hire, train and manage additional production personnel in order to increase production capacity as scheduled. To expand our capacity to fabricate wafers using a bipolar process, we entered into a foundry agreement with a third party wafer fabrication facility. We will have to install our fabrication processes at this foundry, qualify our processes at this foundry and then ramp production volumes at this foundry. If we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that could render us unable to meet customer demand or force us to spend more to meet demand. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may harm our gross margin in any future fiscal period.

We are exploring alternatives for the further expansion of our manufacturing capacity which would likely occur after fiscal year 2001, including:

     .  expanding our current wafer fabrication facility;

     .  entering into strategic relationships to obtain additional capacity;

     .  building a new wafer fabrication facility; or

     .  purchasing a wafer fabrication facility.

Any of these alternatives could require a significant investment by us. There can be no assurance that any of the alternatives for expansion of our manufacturing capacity will be available on a timely basis or that we will be able to manage our growth and effectively integrate our expansion into our current operations.

The cost of any investment we may have to make to expand our manufacturing capacity is expected to be funded through a combination of available cash, cash equivalents and short-term investments, cash from operations and additional debt, lease or equity financing. We may not be able to obtain the additional financing necessary to fund the construction and completion of the new manufacturing facility.

Expanding our current wafer fabrication facility, building a new wafer fabrication facility or purchasing a wafer fabrication facility entails significant risks, including:

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

OUR OPERATING RESULTS SUBSTANTIALLY DEPEND ON MANUFACTURING OUTPUT AND YIELDS, WHICH MAY NOT MEET EXPECTATIONS.

We manufacture most of our semiconductors at our San Diego fabrication facility. Manufacturing semiconductors requires manufacturing tools which are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, then our ability to manufacture the related product would be impaired and our business would suffer until the tool were repaired or replaced.

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

Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries also can lead to reduced yields. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between ourselves and our manufacturer. In some cases this risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. In addition, manufacturing defects which we do not discover during the manufacturing or testing process may lead to costly product recalls.

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

Because the majority of our costs of manufacturing are relatively fixed, yield decreases can result in substantially higher unit costs and may result in reduced gross profit and net income. In addition, yield decreases could force us to allocate available product supply among customers, which could potentially harm customer relationships.

A DISRUPTION IN THE MANUFACTURING CAPABILITIES OF OUR OUTSIDE FOUNDRIES WOULD NEGATIVELY IMPACT THE PRODUCTION OF CERTAIN OF OUR PRODUCTS.

We rely on outside foundries for the manufacture of certain products, including all of our products designed on CMOS processes and silicon germanium processes. We generally do not have long-term wafer supply agreements with our outside foundries that guarantee wafer or product quantities, prices or delivery lead times. The outside foundries manufacture our products on a purchase order basis. We expect that, for the foreseeable future, a single foundry will manufacture certain products. Because establishing relationships and ramping production with new outside foundries takes several months to over a year, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of our outside foundries would impact the production of certain of our products for a substantial period of time. Furthermore, the transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

OUR DEPENDENCE ON THIRD-PARTY MANUFACTURING AND SUPPLY RELATIONSHIPS INCREASES THE RISK THAT WE WILL NOT HAVE AN ADEQUATE SUPPLY OF PRODUCTS TO MEET DEMAND OR THAT OUR COST OF MATERIALS WILL BE HIGHER THAN EXPECTED.

The risks associated with our dependence upon third parties which manufacture, assemble or package certain of our products, include:

     .  reduced control over delivery schedules and quality;

     .  risks of inadequate manufacturing yields and excessive costs;

     .  the potential lack of adequate capacity during periods of excess demand;

     .  difficulties selecting and integrating new subcontractors;

     .  limited warranties on wafers or products supplied to us;

     .  potential increases in prices; and

     .  potential misappropriation of our intellectual property.

These risks may lead to increased costs or delay product delivery, which would harm our profitability and customer relationships. We may encounter similar risks if we hire subcontractors to test our products in the future.

IF THE SUBCONTRACTORS WE USE TO MANUFACTURE OUR WAFERS OR PRODUCTS DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET OUR DEMANDS, OR FAIL TO UPGRADE THEIR TECHNOLOGIES NEEDED TO MANUFACTURE OUR PRODUCTS, WE MAY FACE PRODUCTION DELAYS.

Our wafer and product requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production on an older or lower- volume process that it uses to produce our parts. Additionally, we cannot be certain our external foundries will continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs and harm our ability to deliver our products on time.

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

There is intense competition for qualified personnel in the semiconductor industry, in particular design engineers, and we may not be able to continue to attract and train engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employment in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product and process development programs.

PERIODS OF RAPID GROWTH AND EXPANSION COULD CONTINUE TO PLACE A SIGNIFICANT STRAIN ON OUR LIMITED PERSONNEL AND OTHER RESOURCES.

To manage expanded operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate and manage our employees. In addition, the integration of past and future potential acquisitions and the expansion of our manufacturing capacity will require significant additional management, technical and administrative resources. We cannot be certain that we will be able to manage our growth or effectively integrate a new or expanded wafer fabrication facility into our current operations.

OUR CUSTOMERS ARE CONCENTRATED, SO THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND PROFITS.

Historically, a relatively small number of customers has accounted for a significant portion of our revenues in any particular period. For example, our five largest customers accounted for approximately 44%, 46% and 59% of our revenues in fiscal 1997, 1998 and 1999, respectively, accounted for 62% and 73% for the three months ended December 31, 1998 and 1999, respectively and accounted for 56% and 69% for the nine months ended December 31, 1998 and 1999, respectively. Sales to Nortel accounted for approximately 20%, 21% and 20% of our revenues in fiscal 1997, 1998 and 1999, respectively, accounted for 20% and 40% for the three months ended December 31, 1998 and 1999, respectively and accounted for 18% and 36% for the nine months ended December 31, 1998 and 1999, respectively. However, we have no long-term volume purchase commitments from any of our major customers. We anticipate that sales of products to relatively few customers will continue to account for a significant portion of our revenues. If Nortel or another significant customer overstocked our products, additional orders for our products could be harmed. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

AN IMPORTANT PART OF OUR STRATEGY IS TO CONTINUE OUR FOCUS ON THE MARKET FOR HIGH-SPEED COMMUNICATIONS ICS. IF WE ARE UNABLE TO PENETRATE THESE MARKETS FURTHER, OUR REVENUES COULD STOP GROWING AND MAY DECLINE.

Our markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, we would be likely to lose business from an existing or potential customer and, moreover, would not have the opportunity to compete for new design wins until the next product transition occurs. If we fail to develop products with required features or performance standards, or if we experience a delay as short as a few months in bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.

A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on SONET, SDH and ATM transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products are modest, and we may not be successful in addressing the market opportunities for products based on these standards.

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

     .  increased integration with other functions; and

     .  rapid product obsolescence.

To develop new products for the communications markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop new products, particularly ASSPs, that meet customers' changing needs. We also must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Further, if we fail to achieve design wins with key customers our business will significantly suffer because once a customer has designed a supplier's product into its system, the customer typically is extremely reluctant to change its supply source due to significant costs associated with qualifying a new supplier.

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

The communications IC market is intensely competitive. Our ability to compete successfully in our markets depends on a number of factors, including:

     . success in designing and subcontracting the manufacture of new products that implement new technologies;

     .  product quality;

     .  reliability;

     .  customer support;

     .  time-to-market;

     .  product performance;

     .  price;

     .  the efficiency of production;

     .  design wins;

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

In the communications markets, we compete primarily against Conexant, Giga, Hewlett-Packard, Lucent, Maxim, Philips, PMC-Sierra, Sony, Texas Instruments, TriQuint and Vitesse. Some of these companies use gallium arsenide process technologies for certain products. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capabilities.

WE MUST DEVELOP OR OTHERWISE GAIN ACCESS TO IMPROVED PROCESS TECHNOLOGIES.

Our future success will depend, in large part, upon our ability to continue to improve existing process technologies, to develop new process technologies including silicon germanium processes, and to adapt our process technologies to emerging industry standards. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies, including, but not limited to silicon germanium process technologies, in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

WE EXPECT REVENUES THAT ARE CURRENTLY DERIVED FROM NON-COMMUNICATIONS MARKETS WILL DECLINE IN FUTURE PERIODS.

We historically have derived significant revenues from product sales to customers in the automated test equipment, or ATE, high-speed computing and military markets and currently anticipate that we will continue to derive revenues from sales to customers in these markets in the near term. However, we are not currently funding product development efforts in these markets and as a result we expect that revenues from products in these markets will decline in future periods. In addition, the market for ATE and high-speed computing IC products is subject to extreme price competition, and we may not be able to reduce the costs of manufacturing high-speed computing IC products in response to declining average selling prices. Even if we successfully utilize new processes or technologies to reduce the manufacturing costs of our high-speed computing products in a timely manner, our customers in the ATE and high-speed computing markets may not purchase these products.

Further, we expect that certain competitors will seek to develop and introduce products that integrate the functions performed by our ATE and high- speed computing IC products on single chips. In addition, one or more of our customers may choose to utilize discrete components to perform the functions served by our high-speed computing IC products or may use their own design and fabrication facilities to create a similar product. In either case, the need for ATE and high-speed computing customers to purchase our IC products could be eliminated.

WE HAVE IN THE PAST AND MAY IN THE FUTURE MAKE ACQUISITIONS WHERE ADVISABLE, WHICH WILL INVOLVE NUMEROUS RISKS. THERE IS NO ASSURANCE THAT WE WILL BE ABLE TO ADDRESS THESE RISKS SUCCESSFULLY WITHOUT SUBSTANTIAL EXPENSE, DELAY OR OTHER OPERATIONAL OR FINANCIAL PROBLEMS.

The risks involved with acquisitions include:

     .  diversion of management's attention;

     .  failure to retain key personnel;

     .  amortization of acquired intangible assets;

     .  client dissatisfaction or performance problems with an acquired firm;

     . the cost associated with acquisitions and the integration of acquired operations; and

     . assumption of unknown liabilities, or other unanticipated events or circumstances.

In addition, acquisitions accounted for using the pooling of interest methods of accounting are subject to rules established by the Financial Accounting Standards Board and the Securities and Exchange Commission. These rules are complex and the interpretation of them is subject to change. Additionally, the availability of pooling of interests accounting treatment for a business combination depends in part upon circumstances and events occurring after the effective time. The failure of a past business combination or a future potential business combination that has been accounted for under the pooling of interests accounting method to qualify for this accounting treatment would materially harm our reported and future earnings and likely, the price of our common stock.

Any of these risks could materially harm our business, financial condition and results of operations. There can be no assurance that any business that we acquire will achieve anticipate revenues and operating results.

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

WE COULD BE HARMED BY LITIGATION INVOLVING PATENTS AND PROPRIETARY RIGHTS.

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. We may be accused of infringing the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not harm our business. On July 31, 1998, the Lemelson Medical, Education & Research Foundation Limited Partnership filed a lawsuit in the U.S. District Court for the District of Arizona against a number of companies, including us, engaged in the manufacture and/or sale of IC products. The complaint alleges infringement by the defendants of certain U.S. patents held by the Lemelson Partnership relating to certain semiconductor manufacturing processes. On November 25, 1998, we were served a summons pursuant to this lawsuit. The complaint seeks, among other things, injunctive relief and unspecified treble damages. Previously, the Lemelson Partnership has offered us a license under the Lemelson patents. Although the ultimate outcome of this matter is not currently determinable, we believe, based in part on the licensing terms previously offered by the Lemelson Partnership, that the resolution of this matter will not have a material adverse effect on our financial position or liquidity; however, there can be no assurance that the ultimate resolution of this matter will not have a material adverse effect on our results of operations for any quarter. Furthermore, there can be no assurance that we would prevail in any such litigation.

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

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS BECAUSE WE RELY SUBSTANTIALLY ON FOREIGN CUSTOMERS.

International sales (including sales to Canada) accounted for 40%, 42% and 41% of revenues for the years ended March 31, 1997, 1998 and 1999, respectively and 39% and 50% for the three months ended December 31, 1998 and 1999, respectively. For the nine months ended December 31, 1998 and 1999, international sales (including sales to Canada) accounted for 40% and 52% of revenues, respectively. International sales may increase in future periods and may account for an increasing portion of our revenues. As a result, an increasing portion of our revenues may be subject to certain risks, including:

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

WE COULD INCUR SUBSTANTIAL FINES OR LITIGATION COSTS ASSOCIATED WITH OUR STORAGE, USE AND DISPOSAL OF HAZARDOUS MATERIALS.

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. In addition, these regulations could restrict our ability to expand our facilities at the present location or construct or operate a new wafer fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of potentially responsible parties that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, we cannot assure you that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on our business.

OUR ABILITY TO MANUFACTURE SUFFICIENT WAFERS TO MEET DEMAND COULD BE SEVERELY HAMPERED BY A SHORTAGE OF WATER OR NATURAL DISASTERS.

We use significant amounts of water throughout our manufacturing process. Previous droughts in California have resulted in restrictions being placed on water use by manufacturers and residents in California. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among California's different users. We cannot be certain that near term reductions in water allocations to manufacturers will not occur. Our existing wafer fabrication facility is, and a potential new wafer fabrication facility may be, located in Southern California and these facilities may be subject to natural disasters such as earthquakes or floods. A significant natural disaster, such as an earthquake or flood, could have a material adverse impact on our business, financial condition and operating results.

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

     .  other events or factors; and

     .  general economic and market conditions.

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may harm the market price of our common stock.

IF WE HAVE NOT ADEQUATELY PREPARED FOR THE TRANSITION TO YEAR 2000, OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION COULD SUFFER.

  We have executed a plan designed to make our computer systems, applications, computer and manufacturing equipment and facilities Year 2000 ready. To date, none of our systems, applications, equipment or facilities have experienced material difficulties from the transition to Year 2000, nor have we been notified that any of our suppliers have had any such difficulties. However, due to the breadth of potential issues related to the Year 2000, we cannot guarantee that we will not experience any problems in the future and the final determination may take several months. Where practicable, we have attempted to mitigate our risks with respect to any failures of our critical external suppliers related to the Year 2000. The effect on our results of operations from any failure of our systems, applications, equipment or facilities, or our critical external suppliers, related to the Year 2000 issue cannot yet be determined.

THE ANTI-TAKEOVER PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND OF THE DELAWARE GENERAL CORPORATION LAW MAY DELAY, DEFER OR PREVENT A CHANGE OF CONTROL.

Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     At December 31, 1999, the Company's investment portfolio includes fixed-income securities of $92.5 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Due to the short duration of the Company's investment portfolio, an immediate 100 basis point increase in interest rates would have no material impact on the Company's financial condition or results of operations.

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

     As of December 31, 1999, the Company has expended approximately $4,808,000 for the purchase of land for future capacity expansion, $5,232,000 for the purchase of additional manufacturing and test equipment within our facilities and invested the remaining proceeds of $15,071,000 in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from January 1, 2000 to April 15, 2032. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Registration Statement.

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

     The Company has invested the net offering proceeds in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from January 1, 2000 to April 15, 2032. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Secondary Registration Statement.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None


ITEM 5.  OTHER INFORMATION

         None


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              27.1   Financial Data Schedule.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  January 12, 2000        Applied Micro Circuits Corporation

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