Form 10-K405
period 2000-03-31
APPLIED MICRO CIRCUITS CORP
filed 2000-06-28
CIK 711065

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   Form 10-K

(Mark One)

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934
                   For the fiscal year ended March 31, 2000

                                      OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
   EXCHANGE ACT OF 1934

                       Commission file number: 000-23193

                      APPLIED MICRO CIRCUITS CORPORATION
            (Exact name of registrant as specified in its charter)

                   Delaware                                        94-2586591
 (State or other jurisdiction of incorporation
                or organization)                      (I.R.S. Employer Identification No.)

                              6290 Sequence Drive
                          San Diego, California 92121
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code: (858) 450-9333

       Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                         Common Stock, $0.01 par value

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $16,675,629,734 as of March 31, 2000, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 5% of more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 122,441,822 shares of the registrant's Common Stock issued and outstanding as of May 26, 2000.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 29, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

   Applied Micro Circuits Corporation ("AMCC") was incorporated and commenced operations in California in 1979. AMCC was reincorporated in Delaware in 1987. Certain statements in this Annual Report on Form 10-K, including statements contained in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations," constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   In this Annual Report on Form 10-K, "Applied Micro Circuits Corporation", "AMCC", the "Company", "we", "us" and "our" refers to Applied Micro Circuits Corporation and all of our consolidated subsidiaries.

   During fiscal 2000, we effected two two-for-one stock splits in the form of 100% stock dividends. Those dividends were issued on September 9, 1999 and March 23, 2000. Accordingly, all share, per share, common stock options and prices presented in this Annual Report on Form 10-K have been adjusted to reflect these events.

Overview

   We design, develop, manufacture and market high-performance, high-bandwidth silicon solutions for the world's optical networks. We offer integrated circuit ("IC") products that enable the transport of voice and data over fiber optic networks by utilizing a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies. Our customers include leading communications equipment manufacturers such as Alcatel, Ciena, Cisco, JDS Uniphase, Lucent, Marconi Communications and Nortel as well as emerging communications systems providers such as Cerent (acquired by Cisco), Juniper Networks, Monterey Networks (acquired by Cisco), Nexabit (acquired by Lucent) and Sycamore Networks.

   Our objective is to be the premier supplier of high-bandwidth silicon ICs for the world's optical networks. Our strategies for achieving this objective include:

  .  Focusing on high-growth, fiber optic-based network markets;

  . Providing complete IC solutions to our customers and aggressively integrating product functionality; and

  . Leveraging our expertise in multiple silicon-process technologies to provide cost-effective, optimized solutions.

   Our products target the SONET/SDH, ATM, Gigabit Ethernet and Fibre Channel semiconductor markets. In addition, we recently introduced silicon ICs targeted for DWDM systems. We provide our customers with complete silicon IC solutions ranging from physical media dependent devices such as laser drivers and physical layer products such as transceivers to overhead processor products such as framers and mappers. Our products span data rates from OC-3, or 155 megabits per second, to OC-192, or 10 gigabits per second. We also supply silicon ICs for the automated test equipment ("ATE") high-speed computing and military markets.

   We manufacture a majority of our products at our silicon wafer fabrication facility in San Diego, California. We also use outside semiconductor wafer fabrication facilities for the production of products designed on CMOS and silicon germanium ("SiGe") BiCMOS processes.

Industry Background

The Communications Industry

   Communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data transmitted over hybrid networks of media such as copper, coaxial and fiber optic cables, as well as wireless. This evolution has been driven by enormous increases in the number of users and the complexity of the data types transmitted over networks. In addition, the substantial growth in the Internet, the World Wide Web, cellular and facsimile communications; the emergence of new applications such as video conferencing; and the increase in demand for remote network access and higher speed, higher bandwidth communication between local area networks and local and wide area networks have increased network bandwidth requirements. This increase has made many systems architectures inadequate.

   In the wide area network ("WAN") market, service providers and equipment suppliers in particular were impacted by the inadequacy of systems architectures caused by the legacy public network infrastructure. This infrastructure was designed to optimize voice communications and is not well suited for the high-throughput requirements of data transmission that is transmitted in "packet bursts." The volume and complexity of this data led to the increasing deployment of fiber optic technology for use in WANs. This technology provides substantially greater transmission capacity and is less error prone and easier to maintain than copper networks. The Synchronous Optical Network ("SONET") standard in North America and Japan, and the Synchronous Digital Hierarchy ("SDH") standard in the rest of the world, became the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. With data and video traffic being added in abundance to voice traffic, a transmission protocol complementary to SONET/SDH, Asynchronous Transfer Mode ("ATM"), emerged to optimize bandwidth utilization. Today's carriers and service providers are seeing exponential increases in data traffic and only very modest increases in voice traffic making data the dominant traffic over fiber optic networks today. The explosive bandwidth growth in today's data centric networks has demanded the adoption of more advanced optical networking technologies such as Dense Wave Division Multiplexing ("DWDM"). DWDM is the optical multiplexing of different wavelengths of light down a single fiber. Each wavelength is the equivalent of an independent optical channel. DWDM greatly increases the capacity of installed fiber. Complementing DWDM transmission capabilities are emerging optical add drop multiplexers and cross connects which can more efficiently switch large optical datapaths through the network. In addition, new protocols such as multi-protocol level switching ("MPLS") have emerged which are better suited for data centric traffic while providing for the low latency and quality of service needs of voice and video traffic. SONET/SDH has also evolved to handle these new protocols with packet over SONET ("POS") capabilities.

   In the local area network ("LAN") market, similar bandwidth issues have arisen as the greater computational power of PCs have enabled powerful network applications such as video conferencing and Web communications. However, these new applications and the increasing number of computers on networks have significantly increased the volume of data traffic and, as a result, the network has now become the bottleneck in the delivery of integrated video, audio and data. Ethernet is currently the most widespread LAN standard, operating at 10 to 100 megabits per second. However, LAN backbones are rapidly being upgraded to Gigabit Ethernet and ATM standards in order to increase available bandwidth. These network protocols, which enable expanded bandwidth in excess of one gigabit per second, are emerging as the new standards for LAN backbones. Future LAN backbones will have yet more bandwidth capability as 10 Gigabit Ethernet is deployed. In addition, the Fibre Channel standard, which also facilitates data transmission at rates exceeding one gigabit per second, has emerged as a practical, cost-effective and highly reliable method for achieving high-speed, high-volume data transfer among workstations, mainframes, data storage devices and other peripherals. Fibre Channel and Gigabit Ethernet are complementary and compatible transmission standards, and the emergence of Gigabit Ethernet has accelerated the growth of the Fibre Channel standard.

The Communications IC Opportunity

   In order to address the growing requirements of communications networks, equipment suppliers are developing and introducing increasingly sophisticated systems at a rapid rate. To achieve the performance and functionality required by such systems, these OEMs must utilize increasingly complex ICs, which now account for a larger portion of the value-added proprietary content of such systems. As a result of the rapid pace of new product introductions, the proliferation of standards to be accommodated and the difficulty of designing and producing requisite ICs, equipment suppliers increasingly outsource these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the transmission of high-frequency data. IC suppliers must utilize a variety of skills and technologies to satisfy the requirements of communications equipment OEMs. These OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, power-efficient ICs. Additionally, these OEMs seek suppliers with both analog and digital expertise to provide a more complete solution that enables faster integration into the system design and higher performance. In particular, WAN OEMs require IC suppliers to provide solutions that minimize jitter (a measure of the stability and noisiness of a signal), which degrades transmission quality over distance. LAN products typically have substantially shorter life cycles than WAN products, increased cost pressures, and higher volumes.

   In the high-performance communication IC market, a number of process technologies are used to produce ICs. Traditionally, designers have relied on silicon-based manufacturing process technologies for the development of high-speed, mixed-signal analog and digital circuits with precision timing. In some cases, OEMs utilize discrete components or IC solutions based on non-silicon processes such as gallium arsenide ("GaAs") to meet the high-frequency requirements of certain communications products. However, non-silicon processes tend to be more expensive and less predictable with respect to yields and are less able to ramp to high-volume production than silicon processes.

AMCC Strategy

   Our objective is to be the leading supplier of high-performance, high-bandwidth silicon IC solutions for the world's optical communications infrastructure. To achieve this objective, we employ the following strategies:

Focus on High-Growth Wide Area Network Markets

   We target key high-growth WAN markets, including those for SONET/SDH, ATM, POS, DWDM and optical modules. We have built substantial competencies focused on the specific requirements of these markets in the areas of process technology and mixed-signal design and substantial expertise in systems architecture and applications support. We believe that the integration of these capabilities enables us to optimize solutions addressing the high-bandwidth connectivity requirements of WAN systems OEMs.

Provide Complete System Level IC Solutions to the Customer and Aggressively Integrate Products Functionality

   Our strategy in the WAN market is two-fold; 1) provide fiber-through-switch silicon solutions; and 2) continue to optimize these solutions through integration. To this end, in June 2000, we acquired YuniNetworks, Inc. providing us with expertise in the development of terabit switching solutions. We believe this acquisition, together with our established competence in the high-speed mixed-signal and high-integration digital development, will allow us to offer comprehensive solutions for communications equipment OEMs from the fiber through the switch. These integrated solutions provide our customers with guaranteed interoperability, pre-designed subsystems, better-cost economics, and system-level expertise. The result is faster time-to-market, better performance and lower cost. To continue these customer benefits in future generations of products, we are pursuing an aggressive integration strategy to provide greater functionality in fewer ICs.

Leverage our Expertise in Multiple Silicon Process Technologies to Provide Cost Effective Optimized Solutions

   We are dedicated to utilizing the best silicon process technology available to offer solutions optimized for specific applications and customer requirements. We believe our current bipolar and BiCMOS processes, complemented by advanced CMOS and SiGe BiCMOS processes from external foundries, provide us with the flexibility to design and manufacture products that are tailored to an application's individual needs. Through this flexible approach, we are better able to transition products over time to new manufacturing processes as product performance requirements and process technologies evolve.

Products and Customers

   Our current IC products primarily address the needs of the fiber optic based WAN and LAN markets. Our products for these markets are designed to respond to the growing demand for high-speed networking applications for established and emerging WAN standards such as SONET/SDH, POS, ATM, and MPLS, and LAN standards, such as Gigabit Ethernet, ATM and Fibre Channel. We also market and sell IC products that address the needs of the ATE, broadcast HDTV, high-speed computing and military markets. We utilize our high-performance, high-density design expertise and systems knowledge, together with our internal bipolar and BiCMOS processes and CMOS and SiGe processes from outside foundries, to design and manufacture products that are tailored to our customers' needs.

Transition from ASICs to ASSPs

   Application specific integrated circuits ("ASICs") are custom products that are designed by or for only one customer, and can be sold only to that one customer. Application specific standard products ("ASSPs"), on the other hand, are standardized products, that are designed for, and can be used by, several customers. ASSPs generally can be designed and brought to market in less time. Accordingly, companies that manufacture networking systems have been using fewer ASICs and more ASSPs. Most of our products are ASSPs, and we believe that the trend towards greater usage of ASSPs in communication network systems will continue.

We have several types of communications IC products categorized by the type of signals they utilize. These categories are:

   Analog Layer: Our analog layer ICs typically work in conjunction with the lasers or photo diodes that provide the electrical-to-optical and optical-to-electrical signal conversions. These ICs include various amplifiers that take very weak electrical signals (e.g. a few millivolts) and increase them for use at the higher digital signal level (e.g. hundreds of millivolts). Our analog layer products transmit signals at rates ranging from 1 to 10 Gbps.

   Mixed Signal Layer: Our mixed signal ICs transmit and receive data to and from the analog layer in a very high-speed serial format (up to 10 Gbps) and reduce overall system "noise." This low noise capability permits the transmission of data over greater distances with fewer errors. Our mixed signal ICs also convert data from the analog layer to the digital layer and vice versa.

   Digital Layer: Our digital layer ICs transmit and receive data to and from the mixed signal layer in a parallel format and are used predominately in systems such as very high-speed transmission equipment, add-drop multiplexers, digital and optical cross-connects, edge and core routers and DWDM. After transmitting and receiving the data, these ICs then perform a number of additional functions, including framing, terminating the overhead, performance monitoring, forward error correction and mapping the data payload to/from the transmission format. These ICs then send the data either directly to a switch fabric product which routes the data to its destination, or to a network processor, which further processes the data prior to forwarding it to a switch fabric product.

   We use our design methodologies to develop a platform product and leverage that product into multiple derivative products that are highly optimized for specific applications. For example, we recently developed the

S3057, a SONET/SDH OC-48 transceiver, as a platform for three products in its S3000 family. By reusing significant portions of the platform design, we can reduce development time, risk and costs. This is especially important in analog intensive circuitry such as very low jitter phase locked loops ("PLLs").

   The following table summarizes the product catagories that we offer in the communication markets:

                                      PRODUCT CATEGORY
-------------------------------------------------------------------------------
 MARKET                                   Digital      Mixed Signal      Analog
-------------------------------------------------------------------------------
 WAN-SONET/SDH/ATM:
-------------------------------------------------------------------------------
   OC-3     (155 megabits per second)        X              X
-------------------------------------------------------------------------------
   OC-12    (622 megabits per second)        X              X
-------------------------------------------------------------------------------
   OC-48    (2.5 gigabits per second)        X              X              X
-------------------------------------------------------------------------------
   OC-192    (10 gigabits per second)        X              X              X
-------------------------------------------------------------------------------
 LAN:
-------------------------------------------------------------------------------
   Fibre Channel                                            X              X
-------------------------------------------------------------------------------
   Gigabit Ethernet                                         X              X


X  = We currently produce or have sampled products in this market.

WAN Products

   WAN Analog Products: Over the past fiscal year, we introduced our first generation of analog PMD products for the OC-192 market. The S3090 transimpedence amplifier and S3096 post amplifier were developed in a SiGe process.

   WAN Mixed Signal Products: We introduced our first generation of SONET OC-12 products in 1993. We have since developed four additional generations of these products, each integrating greater functionality on each chip while improving jitter performance. Over the past fiscal year, we have introduced several OC-48 integrated physical layer transceiver devices and OC-192 transmitter and receiver chipsets. The S3067 operating off a single +3.3V supply offered the industry's first multi-rate forward error correction capable device with Clock Synthesis Unit, mux and demux functions. Additionally we introduced the Yukon device, the first OC-48 framer/mapper chip with a fully integrated physical layer including clock and data recovery.

   WAN Digital Layer Products: In the past fiscal year we introduced many digital layer products for the OC-12, OC-48, and OC-192 markets. The Missouri device is the first commercially available OC-48 pointer processor. The Rhine device supports 16 physical OC-3 channels, 4 OC-12 channels or a single OC-48 channel. The Indus device performs SONET framing and muxing at OC-192. All of these devices can be utilized with our mixed signal and analog layer products to provide a comprehensive solution set.

   Current customers for our WAN products include Alcatel, Cisco, Ciena, ECI, Hitachi, JDS Uniphase, Juniper, Lucent, Marconi, Nortel, Sycamore and Tellabs.

LAN Products

   LAN Analog Products: Over the past fiscal year, we have focused on producing 2.5Gbps laser drivers and amplifiers for Verticle Cavity Surface Emitting Lasar based modules. These modules will be deployed in very short reach applications (less than 300 meters) which include optical backplanes for next-generation core switches, routers and DWDM systems.

   LAN Mixed Signal Products: We introduced our first physical layer products in the gigabit ethernet and fibre channel markets in 1995. Today the S2060 is AMCC's most popular low-cost, low-power, gigabit ethernet transceiver.

   Current customers for our products in the LAN market include 3Com, Agilent, Bay Networks (acquired by Nortel), Cabletron Systems, Cisco, Compaq, FORE Systems (acquired by Marconi), Lucent, Newbridge Networks (acquired by Alcatel) and Sun Microsystems.

ATE

   We are not currently developing new products for the ATE market. We continue to manufacture and sell ASIC products to customers such as Hewlett-Packard, LTX, Schlumberger, Teradyne and Texas Instruments.

High-Speed Computing Products

   We offer a PCI product line that addresses the high-speed computing market. However, we are not currently developing new products for this market. The S5933 is a standard master/slave PCI controller chip. The S5920 is a standard target-only PCI controller chip. These devices are supported with comprehensive development kits and third-party driver software. We sell these products to a very large and diverse customer base. Current customers of our PCI products include Cisco Systems, Ericsson, IBM, Nortel, Sagem.

Military

   We are not currently developing new products for military applications. We continue to manufacture and sell ASIC products for military applications to customers such as Northrop Grumman and Raytheon Systems.

Technology

   We utilize our technological and design expertise to solve the problems of high-speed analog, digital and mixed-signal circuit designs for the world's optical networks. Our competencies include the design and manufacture of high-performance analog, digital and mixed signal ICs, in-depth knowledge of the architecture and functioning of high-bandwidth fiber optic communications systems, proven ASIC design methodologies and libraries, and high-performance semiconductor manufacturing and packaging expertise.

Design of High-Performance Analog, Digital and Mixed-Signal ICs

   We have developed multiple generations of products that integrate both analog and digital elements on the same chip, while balancing the difficult trade-offs of speed, power and timing inherent in high-speed applications. We were one of the first companies to embed analog PLLs in bipolar chips with digital logic for high-speed data transmission and receiver applications. Since the introduction of our first on-chip clock recovery and clock synthesis products in 1993 (the S3005/S3006 chip set), we have refined these key circuits and have successfully integrated multiple analog functions and multiple channels on the same chip. The mixing of digital and analog signals poses difficult challenges for IC designers, particularly at high frequencies. We have acquired significant expertise in mixed-signal IC designs through the development of multiple generations of products. Through the acquisition of Cimaron Communications, we added VLSI digital design and systems expertise. We will continue to apply these competencies in the development of increasingly complex digital layer products.

Systems and Architecture Expertise

   We believe that our systems architects, design engineers and technical marketing and applications engineers have a thorough understanding of the fiber optic communications systems for which we design and build ASSPs. We substantially expanded this expertise into higher layers of the communication system with the acquisition of Cimaron. Using this systems expertise, we develop semiconductor devices to meet OEMs' high-bandwidth systems requirements. By understanding the systems into which our products are designed, we believe that we are better able to anticipate and develop optimal solutions for the various cost, power and performance trade-offs faced by our customers. We believe that our systems knowledge also enables us to develop more comprehensive, interoperable solutions. This allows us to develop boards with multiple products that are a more substantial part of the customers' system, enabling faster integration into their products.

Process Technology

   We utilize our own internal wafer fabrication facility and have developed and produced multiple generations of cost-effective, high-performance bipolar and BiCMOS processes. The proven internal silicon-based process technologies we employ have not required the highly capital-intensive facilities needed by certain advanced microprocessor, memory or CMOS ASIC suppliers. In addition, we have obtained access to advanced CMOS and SiGe BiCMOS processes through foundry relationships. We believe that through the use of our internal and external process technologies we are able to provide an optimal mix of cost and performance for the targeted application.

Packaging

   We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management and technical performance. Our products are designed to reduce power dissipation and die size to enable the use of industry standard packages. We employ a wide variety of package types and are currently designing products using ball grid arrays, tape ball grid arrays and multi-chip modules. Our experience with a variety of packages is one of the factors that enables us to provide optimal high-performance IC solutions to our customers.

Research and Development

   Our research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ASSPs for fiber optic communications applications. We also develop high-performance libraries and design methodologies that are optimized for these applications.

Product Development

   Our product development is focused on building high-performance high-gate-count digital design expertise and analog-intensive design expertise that is incorporated into well-documented blocks that can be reused for multiple products. We have made, and will continue to make significant investments in advanced CAD tools to leverage our design engineering staff, reduce design cycle time and increase first-time design correctness. Our product development is driven by the imperatives of reducing design cycle time, increasing first-time design correctness, adhering to disciplined, well documented design processes and continuing to be responsive to customer needs. We are also developing high-performance packages for our products in collaboration with our packaging suppliers and our customers.

Process Development

   Our process development is focused on enhancing our current bipolar processes and acquiring or developing new processes optimized for high-performance digital and mixed-signal communications applications. Our process engineers are also involved with the selection and management of our relationships with outside foundries to provide the advanced CMOS and SiGe BiCMOS processes required for certain of our products. If we fail to improve our existing process technologies or to obtain access to new process technologies from external foundries in a timely or affordable manner our business, financial condition and operating results could be adversely affected.

   Our research and development expenses in fiscal years 1998, 1999 and 2000 were $13.3 million, $22.5 million and $32.8 million, respectively, which were 17.3%, 21.4% and 19.0%, respectively, of revenues for such periods. We have 156 employees engaged in engineering and product development related activities.

Manufacturing

Wafer Fabrication

   We currently manufacture a majority of our IC products at our wafer fabrication facility located in San Diego, California, and we are currently expanding this facility. We believe that when the expansion is completed we will be able to satisfy our production needs from this fabrication facility through the end of fiscal 2001. We are currently running several different bipolar and BiCMOS processes in this facility and we believe that the wafer fabrication facility has competitive yields, cycle times and costs, produces large die at acceptable yields and operates on a flexible basis of multiple products and variable lot sizes. In addition, to further expand our capacity to fabricate wafers using a bipolar process, we entered into a foundry agreement with a third party wafer fabrication facility.

   We are exploring alternatives for the further expansion of our manufacturing capacity that would likely occur after fiscal year 2001, including:

  .  entering into strategic relationships to obtain additional capacity;

  .  building a new wafer fabrication facility; or

  .  purchasing a wafer fabrication facility.

   In addition, we currently utilize four outside foundries, AMI Semiconductor, IBM, Kawasaki CSI Japan and Taiwan Semiconductor Manufacturing Corporation for the production of products designed on CMOS processes, and we are utilizing IBM for SiGe BiCMOS processes. We do not plan to fabricate our own CMOS wafers. There are certain risks associated with our dependence on external foundries for certain of our products, including reduced control over delivery schedules, quality assurance, manufacturing yields and costs, the potential lack of adequate capacity during periods of excess demand, limited warranties on wafers or products supplied to us, increases in prices and potential misappropriation of our intellectual property. See "Risk Factors."

Components and Raw Materials

   We purchase all of our "raw" silicon wafers from Wacker Siltronic Corporation. While most silicon wafers now being supplied to the semiconductor industry are larger than four inches, we believe that Wacker Siltronic will continue to supply our needs for the foreseeable future. We also carry a significant inventory of raw wafers to cushion any interruption in supply. We purchase our ceramic packages from Kyocera America and NTK Ceramics and our plastic packaging from Amkor and ASAT. See "Risk Factors."

Assembly and Test

   We assemble prototypes and modest production volumes of specific products in our internal assembly facility in San Diego, California. Most of our production assembly, however, is performed by multiple assembly subcontractors located in the Far East, Europe and the United States. Following assembly, the packaged units are returned to us for burn-in (in some cases), final testing and marking prior to shipment to customers. From time to time, some testing is performed by subcontractors.

Sales and Marketing

   We sell our products principally through a network of independent manufacturers' representatives and distributors in specified territories, under the direction of our direct sales force.

   The direct sales force is technically trained and is supported by applications engineers in the field as well as applications and design engineers at our design centers. We believe that this "engineering-intensive" relationship with our customers results in strong, long-term customer relationships beneficial to both us and our customers. We augment this strategic account sales approach with domestic and foreign distributors that service primarily smaller accounts purchasing ASSPs.

   In North America, our direct sales effort is supported by 18 independent manufacturers' representatives and one distributor. Internationally, we sell our products through 11 distributors in Europe and 8 distributors throughout the rest of the world. During fiscal years 1998, 1999 and 2000, 21%, 20% and 38%, respectively, of net revenues were from Nortel and its contract manufacturers. In fiscal years 1998, 1999 and 2000, purchases through Insight Electronics, our domestic distributor, accounted for 11%, 13% and 17% of net revenues, respectively. Additionally, in fiscal year 1999, Raytheon Systems accounted for 16% of net revenues. No other customer accounted for more than 10% of revenues in any period. In fiscal years 1998, 1999 and 2000, approximately 23%, 24% and 23% of our revenues were derived from sales to customers located outside of North America.

   Our sales headquarters is located in San Diego, California. We maintain sales offices in Andover, Massachusetts; Raleigh, North Carolina; Plano, Texas; San Jose, California; Signal Hill, California; Naperville, Illinois; Manchester, United Kingdom; Munich, Germany; Milan, Italy; Paris, France; and Tokyo, Japan.

Backlog

   Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customers' needs, and customer orders generally can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not a good indicator of future revenue. Our backlog for products requested to be shipped and non-recurring engineering services to be completed in the next six months was $86.1 million on March 31, 2000, compared to $38.2 million on March 31, 1999. See "Risk Factors."

Competition

   The semiconductor market, particularly the high-performance semiconductor market, is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The communications industry is becoming intensely competitive due in part to deregulation and heightened international competition. Our ability to successfully compete in these markets depends on a number of factors, including: product performance, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality, reliability, price, the efficiency of production, design wins for our IC products, ramp up of production of our products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. In addition, our competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements, that are available to customers on a more timely basis than comparable products from us or that have the potential to replace or provide lower cost alternatives to our products. The introduction of such enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable. Furthermore, once a customer has designed a supplier's product into its system, the customer is extremely reluctant to change its supply source due to the significant costs associated with qualifying a new supplier. Finally, we expect that certain of our competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by our IC products on a single chip, thus eliminating the need for our products. Each of these factors could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors."

   In the communications markets, we compete primarily against companies such as Agilent, Conexant, Giga (recently acquired by Intel), Infineon, Lucent, Maxim, Philips, PMC-Sierra, TriQuint and Vitesse. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capability, and this internal source is an alternative available to the customer. In the ATE market, we compete primarily against Vitesse and Silicon ECL and BiCMOS products offered principally by semiconductor manufacturers such as Analog Devices, Lucent and Maxim. Many of these companies and potential new competitors have greater financial, technical, manufacturing and marketing resources than us. In addition, in lower-frequency applications, we face increasing competition from other CMOS-based products, particularly as the performance of such products continues to improve. There can be no assurance that we will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. Any failure by us to compete successfully in these target markets, particularly in the communications markets, would have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors."

Proprietary Rights

   We rely in part on patents to protect our intellectual property. We have been issued 23 patents in the United States and one patent in Canada, which patents principally cover certain aspects of the design and architecture of our IC products. In addition, we have 35 patent applications pending in the U.S. Patent and Trademark Office. There can be no assurance that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

   To protect our intellectual property, we also rely on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements. A mask work refers to the intangible information content of the set of masks or mask databases used to make a semiconductor product. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. A failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and operating results.

   As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In the past we have been, and in the future may be, notified that we may be infringing the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business, financial condition or operating results. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third-party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, any delays and costs associated with redesigning our products or payments of license fees to third parties or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and operating results. See "Risk Factors."

Environmental Matters

   We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. In addition, such regulations could restrict our ability to expand our facility at its present location or construct or operate our planned wafer fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. In this regard, since 1993, we have been named as a potentially responsible party ("PRP") along with a large number of other companies that used Omega Chemical Corporation ("Omega") in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, our payment obligations with respect to such funding efforts have not been material, and we believe that our future obligations to fund such efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, there can be no assurance that we are or will be in material compliance with such laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on our business, financial condition or operating results. See "Risk Factors."

                                   EMPLOYEES

   As of March 31, 2000, we had 477 full-time employees: 45 in administration, 156 in engineering and product development, 195 in operations and 81 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is covered by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe our employee relations are good. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product and process development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors."

Executive Officers of the Registrant

   Our executive officers and their ages as of May 31, 2000, are as follows:

 Name                          Age                   Position
 ----                          ---                   --------
 David M. Rickey.............   44 President and Chief Executive Officer
 William E. Bendush..........   51 Vice President, Finance and Administration,
                                    Chief Financial Officer and Secretary
 Kenneth L. Clark............   51 Vice President, Operations
 Candace Kilburn.............   46 Vice President, Human Resources
 Brent E. Little.............   36 Vice President, Marketing
 Gary Martin.................   49 Chief Technical Officer, Digital Products
 Stephen M. Smith............   41 Vice President, Business Development
 Ram Sudireddy...............   33 Vice President, Digital Products
 Thomas L. Tullie............   35 Vice President, Sales
 Greg Winner.................   44 Vice President, Engineering

   David M. Rickey has served as President and Chief Executive Officer since February 1996. From August 1993 to May 1995, Mr. Rickey served as the Company's Vice President of Operations. From May 1995 to February 1996, Mr. Rickey served as Vice President of Operations at NexGen, a semiconductor company. Previously, Mr. Rickey spent more than eight years with Nortel, a telecommunications manufacturer, where he led the wafer fab engineering and manufacturing operations in both Ottawa, Canada and San Diego, California. Mr. Rickey also worked in various engineering positions with IBM from 1981 to 1985. Mr. Rickey has earned B.S. degrees from both Marietta College (summa cum laude) and Columbia University. In addition, Mr. Rickey received an M.S. in Materials Science and Engineering from Stanford University.

   William E. Bendush joined the company in April 1999 as Vice President, Finance and Administration, Chief Financial Officer and Secretary. Prior to joining AMCC, Mr. Bendush served for 14 years as Senior Vice President and Chief Financial Officer of Silicon Systems, Inc. Mr. Bendush is a Certified Public Accountant and holds a bachelor's degree from Northern Illinois University.

   Kenneth L. Clark has served as Vice President, Operations since November 1997. Prior to joining the Company, Mr. Clark worked at Integrated Device Technology, Inc., a semiconductor company, from February 1995 to October 1997, where he served as Director, Fab Operations. From 1990 to 1995, Mr. Clark served in various senior management positions including Director, Fab Operations at Silicon Systems. Mr. Clark holds a B.S. in Physics from the University of Washington.

   Candace Kilburn joined AMCC in 1996. Prior to joining AMCC, Ms. Kilburn served as Director of Human Resources with Buck Knives Inc. from 1990 to 1996 where she was responsible for international human resources. She has also held positions at Handyman Corporation and Rohr Industries. Ms. Kilburn earned a Bachelor of Science in Business Administration from the United States International University, and an MBA from Chapman University. She is designated as a Senior Professional in Human Resources, a Certified Employee Benefits Specialist, and has two certificates in Human Resources Management.

   Brent E. Little joined the Company in 1991. Prior to his current position as Vice President of Marketing, he held several marketing management positions with AMCC as the Director of Strategic Marketing, and Director of Marketing for ASIC products. Mr. Little earned his B.S in Electrical Engineering from University of California, Santa Barbara.

   Gary Martin, Chief Technical Officer, Digital Products, joined the Company on March 17, 1999 with the acquisition of Cimaron. Prior to joining the Company, Dr. Martin co-founded Cimaron, and served as its Chief Technical Officer since its inception in January 1998. From 1995 to 1997, he served as Vice President of Engineering and Chief Technical Officer at ATI. From 1978 to 1995, Dr. Martin held various management and technical positions at AT&T Bell Laboratories. Dr. Martin holds a master's degree and doctorate in Electrical Engineering from Stanford University and a B.S. and M.S. in Mechanical Engineering from Oklahoma State University.

   Stephen M. Smith joined AMCC in October of 1999 as Vice President, Business Development. From May 1998 to October 1999 Mr. Smith worked at ST Microelectronics as the Director of the Micro-fluidics Business Unit. Mr. Smith also worked for ST microelectronics from January 1993 until May 1997 as the Director of Finance, Region Americas. From May 1997 to May 1998 Mr. Smith served as Vice President of Finance for Vixel Corporation. Previously, Mr. Smith spent eight years with Nortel. Mr. Smith holds a B.S. degree from Arizona State University.

   Ram Sudireddy, Vice President, Digital Products joined the Company on March 17, 1999, with the acquisition of Cimaron. Prior to joining the Company, Mr. Sudireddy co-founded Cimaron and served as its President and CEO from its inception in January 1998. From 1996 to 1997, he served as Vice President of Research and Development at Siltek Corporation, an ATM and SONET design company that he founded. From 1991 to 1996, Mr. Sudireddy was a member of the technical staff at AT&T Bell Laboratories, where he held positions as chief architect and lead designer for a number of highly complex ASICs. Mr. Sudireddy has a master's degree in Computer Engineering from the University of Massachusetts at Lowell, and a bachelor's degree in Electrical Engineering from Nagarjuna University in Guntur, India.

   Gregory A. Winner joined AMCC in November 1999. Mr. Winner came to AMCC from Silicon Systems, Inc., where he was responsible for the advanced development of integrated circuit products as Vice President of Product Development from September 1982 to November 1999. Mr. Winner holds an M.S.E.E. from Stanford University and a B.S.E.E degree from the University of California, Los Angeles.

   Thomas L. Tullie has served as Vice President, Sales since August 1996. From 1989 to 1996 Mr. Tullie held several strategic sales management positions, most recently as Director of East Coast Sales, at S-MOS Systems, a semiconductor company. Mr. Tullie earned a B.S. from the University of Massachusetts and an M.B.A. from Clark University.

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

  . the amount and timing of the costs associated with payroll taxes related to stock option exercises;

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

   In addition, our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand which are highly unpredictable and can fluctuate substantially. In addition, from time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering might result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render the customers' products less marketable. Further, we currently anticipate that an increasing portion of our revenues in future periods will be derived from sales of ASSPs, instead of ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which may make it increasingly difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR MANUFACTURING CAPACITY ON TIME, WE MAY FACE SERIOUS CAPACITY CONSTRAINTS.

   We currently manufacture a majority of our IC products at our wafer fabrication facility located in San Diego, California, and we are currently expanding this facility. We believe that when the expansion is completed we will be able to satisfy our production needs from this fabrication facility through the end of fiscal 2001, although this date may vary depending on, among other things, our rate of growth. We will be required to hire, train and manage additional production personnel in order to increase production capacity as scheduled. In addition, to further expand our capacity to fabricate wafers using a bipolar process, we entered into a foundry agreement with a third-party wafer fabrication facility. We will have to install our fabrication processes at this foundry, qualify our processes at this foundry and then ramp production volumes at this foundry. If we cannot expand our capacity on a timely basis, we could experience significant capacity constraints that could render us unable to meet customer demand or force us to spend more to meet demand. In addition, the depreciation and other expenses that we will incur in connection with the expansion of our manufacturing capacity may harm our gross margin in any future fiscal period.

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

  .  work stoppages;

  .  weather interference; and

  .  unanticipated cost increases.

   Any one of these risks could have a material adverse effect on the building, equipping and production start-up of a new facility or the expansion of our existing facility. In addition, unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits could involve significant additional costs and delay the scheduled opening of the expansion or new facility and could reduce our anticipated revenues. Also, the timing of commencement of operation of our expanded or new facility will depend upon the availability, timely delivery, successful installation and testing of the necessary process equipment. As a result of the foregoing and other factors, our expanded or new facility may not be completed and in volume production within budget or as scheduled. Furthermore, we may be unable to achieve adequate manufacturing yields in our expanded or new facility in a timely manner, and our revenues may not increase commensurate with the anticipated increase in manufacturing capacity associated with the expanded or new facility. In addition, in the future, we may be required for competitive reasons to make additional capital investments in the existing wafer fabrication facility or to accelerate the timing of the construction of a new wafer fabrication facility in order to expedite the manufacture of products based on more advanced manufacturing processes.

OUR OPERATING RESULTS SUBSTANTIALLY DEPEND ON MANUFACTURING OUTPUT AND YIELDS, WHICH MAY NOT MEET EXPECTATIONS.

   We manufacture most of our semiconductors at our San Diego fabrication facility. Manufacturing semiconductors requires manufacturing tools which are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, then our ability to manufacture the related product would be impaired and our business would suffer until the tool was repaired or replaced.

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

   In addition our manufacturing output or yields may decline as a result of power outages, accidents, natural disasters or other disruptions to the manufacturing process.

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

A DISRUPTION IN THE MANUFACTURING CAPABILITIES OF OUR OUTSIDE FOUNDRIES WOULD NEGATIVELY IMPACT THE PRODUCTION OF CERTAIN OF OUR PRODUCTS.

   We rely on outside foundries for the manufacture of certain products, including all of our products designed on CMOS processes and silicon germanium processes. The outside foundries manufacture our products on a purchase order basis. We expect that, for the foreseeable future, a single foundry will manufacture certain products. Because establishing relationships and ramping production with new outside foundries takes several months to over a year, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of the relationship between us and our outside foundry would impact the production of certain of our products for a substantial period of time. Furthermore, the transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

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

IF THE SUBCONTRACTORS WE USE TO MANUFACTURE OUR WAFERS OR PRODUCTS DISCONTINUE THE MANUFACTURING PROCESSES NEEDED TO MEET OUR DEMANDS OR FAIL TO UPGRADE THEIR TECHNOLOGIES NEEDED TO MANUFACTURE OUR PRODUCTS, WE MAY FACE PRODUCTION DELAYS.

   Our wafer and product requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production on an older or lower-volume process that it uses to produce our parts. Additionally, we cannot be certain our external foundries will continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs and harm our ability to deliver our products on time.

   Due to an industry transition to six-inch, eight-inch and twelve-inch wafer fabrication facilities, there is a limited number of suppliers of the four-inch wafers that we use to build products in our existing manufacturing facility, and we rely on a single supplier for these wafers. Although we believe that we will have sufficient access to four-inch wafers to support production in our existing fabrication facility for the foreseeable future, we cannot be certain that our current supplier will continue to supply us with four-inch wafers on a long-term basis. Additionally, the availability of manufacturing equipment needed for a four-inch process is limited, and certain new equipment required for more advanced processes may not be available for a four-inch process.

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY DESIGN ENGINEERING, SALES, MARKETING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, HIRE AND RETAIN ADDITIONAL PERSONNEL.

   There is intense competition for qualified personnel in the semiconductor industry, in particular, design engineers, and we may not be able to continue to attract and train engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Our anticipated growth is expected to place increased demands on our resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product and process development programs.

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

OUR CUSTOMERS ARE CONCENTRATED, SO THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND PROFITS.

   Historically, a relatively small number of customers has accounted for a significant portion of our revenues in any particular period. For example, our five largest customers accounted for approximately 71% of our revenues in fiscal 2000. Sales to Nortel and its contract manufacturers accounted for approximately 38% of our revenues in fiscal 2000. However, we have no long-term volume purchase commitments from any of our major customers. We anticipate that sales of products to relatively few customers will continue to account for a significant portion of our revenues. If Nortel or another significant customer overstocked our products, additional orders for our products could be harmed. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

AN IMPORTANT PART OF OUR STRATEGY IS TO CONTINUE OUR FOCUS ON THE MARKETS FOR HIGH-SPEED COMMUNICATIONS ICS. IF WE ARE UNABLE TO PENETRATE THESE MARKETS FURTHER, OUR REVENUES COULD STOP GROWING AND MAY DECLINE.

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

THE MARKETS IN WHICH WE COMPETE ARE HIGHLY COMPETITIVE.

   The markets in which we operate are highly competitive and we expect that competition will increase in these markets. In particular the communications IC market is intensely competitive and our ability to compete successfully in these markets depends on a number of factors, including:

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

   In the communications markets, we compete primarily against Agilent, Conexant, Giga (recently acquired by Intel), Lucent, Maxim, Philips, PMC-Sierra, Infineon, TriQuint and Vitesse. Some of these companies have significantly greater financial and other resources than us, and some of these companies use other process technology such as, gallium arsenide which may have certain advantages over technology we currently use. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capabilities with which we may compete.

WE MUST DEVELOP OR OTHERWISE GAIN ACCESS TO IMPROVED PROCESS TECHNOLOGIES.

   Our future success will depend, in large part, upon our ability to continue to improve existing process technologies, to develop or acquire new process technologies including silicon germanium processes, and to adapt our process technologies to emerging industry standards. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies, including, but not limited to silicon germanium process technologies, in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

WE EXPECT REVENUES THAT ARE CURRENTLY DERIVED FROM NON-COMMUNICATIONS MARKETS WILL DECLINE IN FUTURE PERIODS.

   We historically have derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets and currently anticipate that we will continue to derive revenues from sales to customers in these markets in the near term. However, we are not currently funding product development efforts in these markets and as a result we expect that revenues from products in these markets will decline in future periods. In addition, the market for ATE and high-speed computing IC products is subject to extreme price competition, and we may not be able to reduce the costs of manufacturing high-speed computing IC products in response to declining average selling prices.

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

   A future acquisition could adversely affect operating results. In particular, if we were to acquire a company or assets and record the acquisition as a purchase, we may capitalize a significant goodwill asset. This asset would be amortized over its expected period of benefit. The resulting amortization expense could seriously impact operating results for many years.

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

   Any of these risks could materially harm our business, financial condition and results of operations. There can be no assurance that any business that we acquire will achieve anticipated revenues or operating results.

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

WE COULD BE HARMED BY LITIGATION INVOLVING PATENTS AND PROPRIETARY RIGHTS.

   Litigation may be necessary to enforce our intellectual property rights, to determine the validity and scope of proprietary rights of others or to defend against claims of others or to defend against claims of infringement or misappropriation. As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Such litigation could result in substantial costs and diversion of resources, including the attention of our management and technical personnel and could have a material adverse effect on our business, financial condition and results of operations. We may be accused of infringing the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not harm our business.

   Any litigation relating to the intellectual property rights of third parties, whether or not determined in our favor or settled by us, would at a minimum be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms, or at all.

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS BECAUSE WE RELY
SUBSTANTIALLY ON FOREIGN CUSTOMERS.

   International sales (including sales to Canada) accounted for approximately 49% of revenues for the fiscal year 2000. International sales may increase in future periods and may account for an increasing portion of our revenues. As a result, an increasing portion of our revenues may be subject to certain risks, including:

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

OUR ABILITY TO MANUFACTURE SUFFICIENT WAFERS TO MEET DEMAND COULD BE SEVERELY HAMPERED BY A SHORTAGE OF WATER OR NATURAL DISASTERS.

   We use significant amounts of water throughout our manufacturing process. Previous droughts in California have resulted in restrictions being placed on water use by manufacturers and residents in California. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among California's different users. We cannot be certain that near term reductions in water allocations to manufacturers will not occur. Our existing wafer fabrication facility is, and a potential new wafer fabrication facility may be, located in Southern California and these facilities may be subject to natural disasters such as earthquakes or floods. We do not have earthquake insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster, such as an earthquake or flood, could have a material adverse impact on our business, financial condition or operating results.

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

  .  announcements of merger or acquisition transactions; and

  .  general economic conditions.

   In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, including semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations may harm the market price of our common stock.

THE ANTI-TAKEOVER PROVISIONS OF OUR CERTIFICATE OF INCORPORATION AND OF THE DELAWARE GENERAL CORPORATION LAW MAY DELAY, DEFER OR PREVENT A CHANGE OF CONTROL.

   Our Board of Directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. In addition, the issuance of preferred stock could have a dilutive effect on our stockholders.

Item 2. Properties.

   Our executive offices, marketing, engineering and test manufacturing functions are located in San Diego, California in a 90,000 square foot building that is leased under a lease that expires in 2007. In addition we have secured a long-term lease for a 60,000 square foot building beginning in October 2000, which when occupied, will serve as our principal engineering headquarters. Our wafer fabrication facility is located in a 21,000 square foot building in San Diego. We lease the facility under a lease that expires in 2003, but provides us with an option to extend the lease for one additional five year period. In May 1999, we acquired a parcel of land as a site for a potential new wafer fabrication facility. This parcel of land is located approximately one-quarter mile from our headquarters in San Diego, California. The land currently does not have any improvements and there are no current plans to commence building on the land.

   We lease additional space for sales offices and design centers in Andover, Massachusetts; Raleigh, North Carolina; Plano, Texas; San Jose, California; Signal Hill, California; Naperville, Illinois; Edina, Minnesota; Manchester, United Kingdom; Munich, Germany; Milan, Italy; Paris France and Tokyo, Japan. Through acquisitions completed subsequent to March 31, 2000 we also have office space in Kanata, Canada, and Irvine and Del Mar, California.

Item 3. Legal Proceedings.

   From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report on Form 10-K, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended March 31, 2000.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   (a) The following table sets forth the high and low sales prices of our Common Stock as reported by the Nasdaq National Market for the periods indicated.

   On September 9, 1999 and again on March 23, 2000, we effected a two-for-one stock split (in the form of a 100% stock dividend); accordingly, the prices presented below have been restated to reflect these stock splits.

                                                                  High    Low
                                                                 ------- ------
Fiscal year ended March 31, 1999
  First Quarter................................................. $  7.50 $ 4.41
  Second Quarter................................................ $  7.50 $ 3.22
  Third Quarter................................................. $ 10.16 $ 3.06
  Fourth Quarter................................................ $ 11.69 $ 8.22
                                                                  High    Low
                                                                 ------- ------
Fiscal year ended March 31, 2000
  First Quarter................................................. $ 21.25 $10.28
  Second Quarter................................................ $ 33.50 $19.06
  Third Quarter................................................. $ 64.19 $27.19
  Fourth Quarter................................................ $158.87 $50.53

   At March 31, 2000, there were approximately 663 holders of record of our Common Stock.

   We have not paid cash dividends on our Common Stock and presently intend to continue this policy.

Recent Sales of Unregistered Securities

   There were no sales of equity securities by the Company that were not registered under the Securities Act during fiscal 2000.

   (b) Use of Proceeds

  (1) Initial Public Offering

   We filed a Registration Statement on Form S-1 (the "IPO Registration Statement"), File No. 333-37609, which was declared effective by the Securities and Exchange Commission on November 24, 1997, relating to the initial public offering of our Common Stock. The managing underwriters of the offering were BankAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The IPO Registration Statement registered an aggregate of 22,212,000 shares of Common Stock and the price to the public was $2.00 per share. Of such shares, 14,153,792 were sold by us (which includes the underwriter's over-allotment of 3,331,800 shares) and 11,390,008 were sold by certain of our shareholders.

   We incurred $3,196,718 of total expenses in connection with the offering covered by the IPO Registration Statement consisting of $1,981,531 in underwriting discounts and commissions and $1,215,187 in other expenses. All such expenses were direct or indirect payments to others. The net offering proceeds to the Company after deducting the $3,196,718 of total expenses were approximately $25,111,000.

   As of March 31,2000, we have expended approximately $4.8 million of the net proceeds for the purchase of land for future capacity expansion, approximately $11 million for the purchase of additional manufacturing and test equipment and engineering design hardware and software. The remaining proceeds of approximately $9.3 million were invested in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from April 1, 2000 to April 15, 2032. The use of proceeds described herein does not represent a material change in the use of proceeds described in the IPO Registration Statement.

  (2) 1998 Public Offering

   We filed a Registration Statement on Form S-1, File No. 333-46071 (the "1998 Registration Statement"), which was declared effective by the Securities and Exchange Commission on March 12, 1998, relating to a public offering of our Common Stock. The managing underwriters offering were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The 1998 Registration Statement registered an aggregate of 14,120,000 shares of the Common Stock and the price to the public was $4.84375 per share. Of such shares, 6,000,000 shares were sold by us, and 10,238,000 shares were sold by certain of our stockholders (which includes the underwriter's overallotment of 2,118,000 shares).

   We incurred expenses of approximately $2,181,000 in connection with the Offering, of which $1,515,000 constituted under-writing discounts and commissions and approximately $666,000 constituted other expenses including registration and filing fees, printing, accounting and legal expenses. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of the Company's equity securities, or other affiliates of the Company other than for reimbursement of expense incurred on the road show. Net offering proceeds to the Company after deducting these expenses were approximately, $26,882,000.

   We have invested the net proceeds of the offering in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from April 1, 2000 to April 15, 2032. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Secondary Registration Statement.

  (3) 2000 Public Offering

   We filed a Registration Statement on Form S-3, (the "2000 Registration Statement") File No. 333-92431, which was declared effective by the Securities and Exchange Commission on January 13, 2000 relating to a follow-on public offering of our Common Stock. The managing underwriters for the offering were Credit Suisse First Boston, Salomon Smith Barney, and SG Cowen. The 2000 Registration Statement registered an aggregate of 12,004,542 shares of (including 1,504,542 shares upon exercise of the underwriters over-allotment option) Common Stock and the price to the public was $71.00 per share. All of the shares registered were sold by us.

   The expenses incurred by us in connection with the offering were approximately $37.3 million of which $36.2 constituted underwriting discounts and commissions and approximately $1.1 constituted other expenses including registration and filing fees, printing, accounting and legal expenses. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities, or other affiliates. Net offering proceeds to the Company after deducting these expenses were approximately, $815.0 million.

   We have invested the net proceeds of the offering in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from April 1, 2000 to April 15, 2032. The use of proceeds described herein does not represent a material change from the use of proceeds described in the prospectus of the 2000 Registration Statement.

Item 6. Selected Financial Data.

   We effected two-for-one stock splits in the form of a 100% stock dividend on September 9, 1999 and again on March 23, 2000. All share and per share information has been restated to reflect these events.

(in thousands, except per share data)

                                                   March 31,
                                  ---------------------------------------------
                                   1996     1997     1998     1999      2000
                                  -------  -------  ------- -------- ----------
Consolidated Statement of
 Operations Data:
Net revenues....................  $50,264  $57,468  $76,618 $105,000 $  172,352
Cost of revenues................   34,169   30,057   34,321   37,937     50,218
                                  -------  -------  ------- -------- ----------
Gross profit....................   16,095   27,411   42,297   67,063    122,134
Operating expenses:
  Research and development......    8,283    7,870   13,268   22,472     32,815
  Selling, general and
   administrative...............   11,232   12,537   14,278   18,325     28,199
  Merger-related costs..........      --       --       --     2,350        --
                                  -------  -------  ------- -------- ----------
    Total operating expenses....   19,515   20,407   27,546   43,147     61,014
                                  -------  -------  ------- -------- ----------
Operating income (loss).........   (3,420)   7,004   14,751   23,916     61,120
Interest income (expense), net..     (242)     (29)     871    3,450     12,872
                                  -------  -------  ------- -------- ----------
Income (loss) before income
 taxes..........................   (3,662)   6,975   15,622   27,366     73,992
Provision for income taxes......       32      659      406   10,233     25,367
                                  -------  -------  ------- -------- ----------
Net income (loss)...............  $(3,694) $ 6,316  $15,216 $ 17,133 $   48,625
                                  =======  =======  ======= ======== ==========
Basic earnings (loss) per share:
  Earnings (loss) per share.....  $ (0.20) $  0.32  $  0.36 $   0.17 $     0.45
                                  =======  =======  ======= ======== ==========
  Shares used in calculating
   basic earnings (loss) per
   share........................   18,264   20,024   42,376   98,056    107,820
                                  =======  =======  ======= ======== ==========
Diluted earnings (loss) per
 share:
  Earnings (loss) per share.....  $ (0.05) $  0.09  $  0.19 $   0.16 $     0.41
                                  =======  =======  ======= ======== ==========
  Shares used in calculating
   diluted earnings (loss) per
   share........................   69,576   71,628   81,176  109,720    119,152
                                  =======  =======  ======= ======== ==========
Consolidated Balance Sheet Data:
Working capital.................  $13,977  $19,364  $77,417 $103,617 $  977,621
Total assets....................   37,836   41,814  112,834  150,655  1,046,882
Long-term debt and capital lease
 obligations including current
 portion........................    8,091    5,854    6,711   10,495      7,417
Total stockholders' equity......   21,512   27,743   91,634  121,694  1,013,805

Quarterly Comparisons

   The following tables set forth consolidated statements of operations for each of our last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In our opinion, this quarterly information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

        QUARTERLY FINANCIAL INFORMATION FOR FISCAL 1999 AND FISCAL 2000
                     (in thousands, except per share data)

                                   Fiscal 1999                     Fiscal 2000
                         ------------------------------- -------------------------------
                           Q1      Q2      Q3      Q4      Q1      Q2      Q3      Q4
                         ------- ------- ------- ------- ------- ------- ------- -------
Net revenues............ $23,814 $25,472 $26,972 $28,742 $31,643 $37,898 $45,762 $57.049
Cost of revenues........   9,399   9,347   9,669   9,522  10,283  11,326  13,209  15,400
                         ------- ------- ------- ------- ------- ------- ------- -------
Gross profit............  14,415  16,125  17,303  19,220  21,360  26,572  32,553  41,649
Operating expenses:
Research and
 development............   4,893   5,454   5,847   6,278   6,354   7,194   8,281  10,986
Selling, general and
 administrative.........   4,164   4,296   4,573   5,292   5,569   6,548   7,061   9,021
Merger-related costs....     --      --      --    2,350     --      --      --      --
                         ------- ------- ------- ------- ------- ------- ------- -------
Total operating
 expenses...............   9,057   9,750  10,420  13,920  11,923  13,742  15,342  20,007
                         ------- ------- ------- ------- ------- ------- ------- -------
Operating income........   5,358   6,375   6,883   5,300   9,437  12,830  17,211  21,642
Interest income, net....     853     877     883     837     884   1,005   1,225   9,758
                         ------- ------- ------- ------- ------- ------- ------- -------
Income before income
 taxes..................   6,211   7,252   7,766   6,137  10,321  13,835  18,436  31,400
Provision for income
 taxes..................   2,227   2,584   2,646   2,776   3,535   4,738   6,324  10,770
                         ------- ------- ------- ------- ------- ------- ------- -------
Net income.............. $ 3,984 $ 4,668 $ 5,120 $ 3,361 $ 6,786 $ 9,097 $12,112 $20,630
                         ======= ======= ======= ======= ======= ======= ======= =======
Diluted earnings per
 share.................. $  0.04 $  0.04 $  0.05 $  0.03 $  0.06 $  0.08 $  0.10 $  0.16
                         ======= ======= ======= ======= ======= ======= ======= =======
Shares used in
 calculating
 diluted earnings per
 share.................. 106,660 109,184 110,476 112,560 114,112 115,864 117,608 129,024
                         ======= ======= ======= ======= ======= ======= ======= =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the "Risk Factors." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

   AMCC designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's optical networks. We utilize a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit, or IC, products that enable the transport of voice and data over fiber optic networks. Our products target the SONET/SDH, ATM, Gigabit Ethernet and Fibre Channel semiconductor markets. In addition, we recently introduced silicon ICs targeted for DWDM systems. We provide our customers with complete silicon IC solutions ranging from physical media dependent devices such as laser drivers and physical layer products such as transceivers to overhead processor products such as framers and mappers. Our products span data rates from OC-3, or 155 megabits per second, to OC-192, or 10 gigabits per second. We also supply silicon ICs for the automated test equipment, or ATE, high-speed computing and military markets.

Results of Operations

   The following table sets forth certain selected consolidated statement of operations data in dollars and as a percentage of revenues for the periods indicated:

                                         Fiscal Year Ended March 31,
                                 ---------------------------------------------
                                     1998            1999            2000
                                 -------------  --------------  --------------
                                    (in thousands, except per share data)
Net revenues.................... $76,618 100.0% $105,000 100.0% $172,352 100.0%
Cost of revenues................  34,321  44.8    37,937  36.1    50,218  29.1
                                 ------- -----  -------- -----  -------- -----
Gross profit....................  42,297  55.2    67,063  63.9   122,134  70.9
Operating expenses:
  Research and development......  13,268  17.3    22,472  21.4    32,815  19.0
  Selling, general and
   administrative...............  14,278  18.6    18,325  17.5    28,199  16.4
  Merger-related costs..........     --    --      2,350   2.2       --    --
                                 ------- -----  -------- -----  -------- -----
    Total operating expenses....  27,546  35.9    43,147  41.1    61,014  35.4
                                 ------- -----  -------- -----  -------- -----
Operating income................  14,751  19.3    23,916  22.8    61,120  35.5
Net interest income.............     871   1.1     3,450   3.3    12,872   7.5
                                 ------- -----  -------- -----  -------- -----
Income before provision for
 income taxes...................  15,622  20.4    27,366  26.1    73,992  42.9
Provision for income taxes......     406   0.5    10,233   9.8    25,367  14.7
                                 ------- -----  -------- -----  -------- -----
Net income...................... $15,216  19.9% $ 17,133  16.3% $ 48,625  28.2%
                                 ------- -----  -------- -----  -------- -----
Diluted earnings per share:
  Earnings per share............ $  0.19        $   0.16        $   0.41
                                 =======        ========        ========
  Shares used in calculating
   diluted earnings per share...  81,176         109,720         119,152
                                 =======        ========        ========

Comparison of the Year Ended March 31, 2000 to the Year Ended March 31, 1999

   On September 9, 1999 and again on March 23, 2000, we effected a two-for-one stock split (in the form of a 100% stock dividend); accordingly, all share and per share amounts in this discussion of the results of operations have been restated to reflect the stock splits.

   Net Revenues. Net revenues for the year ended March 31, 2000 were approximately $172.4 million, representing an increase of 64% over net revenues of approximately $105.0 million for the year ended March 31, 1999. Revenues from sales of communications products increased 141% to $138.1 million or 80% of net revenues for the year ended March 31, 2000 from $57.3 million or 55% of net revenues for the year ended March 31, 1999. This increase reflects both unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of non-communications products, consisting of the ATE, high-speed computing and military markets, decreased from 45% of net revenues for the year ended March 31, 1999, to 20% of net revenues for the year ended March 31, 2000. Sales to Nortel, including their contract manufacturers, accounted for 38% and 20% of net revenues for the years ended March 31, 2000 and 1999, respectively. In the years ended March 31, 2000 and 1999, Insight Electronics, Inc., our domestic distributor, accounted for 17% and 13% of net revenues, respectively. Sales outside of North America accounted for 23% and 24% of net revenues for the years ended March 31, 2000 and 1999, respectively.

   Gross Margin. Gross margin was 70.9% for the year ended March 31, 2000, as compared to 63.9% for the year ended March 31, 1999. The increase in gross margin resulted primarily from increased utilization of our wafer fabrication facility. Our gross margin is primarily impacted by factory utilization, manufacturing yields, product mix and the timing of depreciation expense and other costs associated with expanding our manufacturing capacity. Our strategy is to maximize factory utilization whenever possible, maintain or improve our manufacturing yields, and focus on the development and sales of high-performance products that can have higher gross margins. There can be no assurance, however, that we will be successful in achieving these objectives. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income.

   Research and Development. Research and development ("R&D") expenses increased 46% to approximately $32.8 million, or 19% of revenues, for the year ended March 31, 2000, from approximately $22.5 million, or 21.4% of net revenues, for the year ended March 31, 1999. The increase in R&D expenses in absolute dollars is a reflection of our aggressive product development efforts. Factors contributing to the increase in R&D expenses are a $4.2 million increase in compensation related costs, as a result of both increased headcount and increased average compensation costs, a $2.8 million increase in the cost of design tools and software, and a $3.0 million increase in prototyping and outside contractor costs. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, we expect R&D expenses to increase in absolute dollars and possibly as a percentage of net revenues in the future. Currently, R&D expenses are focused on the development of products and processes for the communications markets, and we expect to continue this focus.

   Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $28.2 million, or 16.4% of revenues, for the year ended March 31, 2000, as compared to approximately $18.3 million, or 17.5% of net revenues, for the year ended March 31, 1999. The increase in SG&A expenses for the year ended March 31, 2000 was primarily due to a $4.4 million increase in personnel and travel costs, a $1.0 million increase in commissions earned by sales representatives, a $500,000 increase in product promotion expenses, and a $1.1 million increase in professional fees related to legal, accounting and strategic developments. The decrease in SG&A expenses as a percentage of net revenues for the year ended March 31, 2000 was a result of net revenues increasing more rapidly than SG&A expenses. We expect SG&A expenses to increase in the future due principally to additional staffing in our sales and marketing departments, as well as increased spending on information technology and product promotion.

   Operating Margin. Our operating margin increased to 35.5% of net revenues for the year ended March 31, 2000, compared to 22.8% for the year ended March 31, 1999, principally as a result of the increase in gross margin and the decrease in R&D and SG&A expenses as a percentage of net revenues.

   Net Interest Income. Net interest income increased to $12.9 million for the year ended March 31, 2000 compared to $3.5 million for the year ended March 31, 1999. This increase was due principally to higher interest income from larger cash and short-term investment balances generated from operations and the net proceeds of approximately $815 million from our public offering completed in January 2000.

   Income Taxes. Our annual effective tax rate for the year ended March 31, 2000 was 34.3%, compared to an effective tax rate of 37.4% for the year ended March 31, 1999. The effective tax rate for the year ended March 31, 2000 was decreased from statutory rates due to the utilization of certain federal and state tax credits. The rate for fiscal 2000 was lower than the prior year due to the non-deductibility of certain merger-related costs incurred in fiscal 1999.

   Diluted Earnings per share. Diluted earnings per share increased 156% to $0.41 in the year ended March 31, 2000, compared to $0.16 for the year ended March 31, 1999.

   Deferred Compensation. In connection with the grant of certain stock options to employees during the six months ended September 30, 1997, we recorded aggregate deferred compensation of $599,000, representing the difference between the deemed fair value of the common stock at the date of grant for accounting purposes and the option exercise price of such options. Additionally, during the year ended March 31, 1999, we recorded deferred compensation of $2.5 million related to restricted stock and options granted to founders and employees of Cimaron Communications Corporation ("Cimaron"). Such amounts are presented as a reduction of stockholders' equity and amortized ratably over the vesting period of the applicable options. Amortization of deferred compensation recorded for the years ended March 31, 2000 and 1999 was $611,000 and $860,000, respectively. We currently expect to record amortization of deferred compensation with respect to the restricted stock and option grants of approximately $521,000, $412,000, $330,000 and $180,000 during the fiscal years ending March 31, 2001, 2002, 2003, and 2004, respectively.

   Backlog. Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and therefore we believe that backlog is not a good indicator of future revenue. Our backlog for products requested to be shipped in the next six months was $86.1 million on March 31, 2000 compared to $38.2 million on March 31, 1999.

Comparison of the Year Ended March 31, 1999 to the Year Ended March 31, 1998

   Net Revenues. Net revenues for the year ended March 31, 1999 were approximately $105.0 million, representing an increase of 37% over net revenues of approximately $76.6 million for the year ended March 31, 1998. Revenues from sales of communications products increased 56% to $57.3 million or 55% of net revenues for the year ended March 31, 1999 from $36.6 million or 48% of net revenues for the year ended March 31,1998. This increase reflects both unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of products to other markets, consisting of the ATE, high-speed computing and military markets, decreased from 52% of net revenues for the year ended March 31, 1998, to 45% of net revenues for the year ended March 31, 1999, although revenues from sales to these other markets increased in absolute dollars. The increase in absolute dollars in revenues attributed to these other markets was primarily due to $10.0 million of shipments in the year ended March 31, 1999, relating to the partial fulfillment of an end-of-life order from Raytheon Systems Co. Total sales to Raytheon Systems Co. accounted for 16% of net revenues in the year ended March 31, 1999 and were less than 10% of net revenues in the year ended March 31, 1998. Sales to Nortel accounted for 20% and 21% of net revenues for the years ended March 31, 1999 and 1998, respectively. In the years ended March 31, 1999 and 1998, Insight Electronics, Inc. accounted for 13% and 11% of net revenues, respectively. Sales outside of North America accounted for 24% and 23% of net revenues for the years ended March 31, 1999 and 1998, respectively.

   Gross Margin. Gross margin was 63.9% for the year ended March 31, 1999, as compared to 55.2% for the year ended March 31, 1998. The increase in gross margin resulted from increased utilization of our wafer fabrication facility.

   Research and Development. R&D expenses increased 69% to approximately $22.5 million, or 21.4% of revenues, for the year ended March 31, 1999, from approximately $13.3 million, or 17.3% of net revenues, for the year ended March 31, 1998. The substantial increase in R&D expenses was due to our acquisition of Cimaron, which incurred approximately $2.5 million of R&D expenses during its fiscal year, and accelerated new product and process development efforts, including a $3.2 million increase in compensation costs, and a $3.9 million increase in prototyping and outside contractor costs.

   Selling, General and Administrative. SG&A expenses were approximately $18.3 million, or 17.5% of revenues, for the year ended March 31, 1999, as compared to approximately $14.3 million, or 18.6% of net revenues, for the year ended March 31, 1998. The increase in SG&A expenses for the year ended March 31, 1999 was primarily due to a $2.1 million increase in personnel costs, a $500,000 increase in commissions earned by third-party sales representatives, a $500,000 increase in product promotion expenses and a $400,000 increase in legal and accounting costs. A portion of such increases was also due to our acquisition of Cimaron. The decrease in SG&A expenses as a percentage of net revenues for the year ended March 31, 1999 was a result of net revenues increasing more rapidly than SG&A expenses.

   Merger-related costs. In March 1999, we acquired all of the outstanding common stock and common stock equivalents of Cimaron in exchange for approximately 12 million shares of our common stock. The acquisition has been accounted for using the pooling-of-interests method of accounting. Costs associated with this merger of $2.3 million, or $0.02 per diluted share, were expensed in the quarter ended March 31, 1999.

   Operating Margin. Our operating margin increased to 22.8% of net revenues for the year ended March 31, 1999, compared to 19.3% for the year ended March 31, 1998, principally as a result of the increase in gross margin and decrease in SG&A expenses as a percentage of net revenues, partially offset by the increase in R&D expenses as a percentage of net revenues.

   Net Interest Income. Net interest income increased to $3.5 million for the year ended March 31, 1999 compared to $871,000 for the year ended March 31, 1998. This increase was due principally to higher interest income from larger cash and short-term investment balances generated from operations and the proceeds from our public offerings completed during the second half of the year ended March 31, 1998.

   Income Taxes. Our annual effective tax rate for the year ended March 31, 1999, which approximated statutory rates, was 37.4%, compared to an effective tax rate of 2.6% for the year ended March 31, 1998. The effective tax rate for the year ended March 31, 1998 was decreased from statutory rates due to the reduction of a valuation allowance recorded against deferred tax assets for net operating loss carryforwards and credits.

   Diluted Earnings per share. Diluted earnings per share decreased 16% to $0.16 in the year ended March 31, 1999, compared to $0.19 for the year ended March 31, 1998. The decrease reflects the merger related costs of $2.3 million, the increase in the effective tax rate, and the greater number of shares outstanding due in part to the Cimaron acquisition, offset in part by the increase in operating income in fiscal 1999.

   Deferred Compensation. Amortization of deferred compensation recorded for the years ended March 31, 1998 and 1999 was $127,000 and $860,000, respectively.

   Backlog. Our backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months at March 31, 1999 was $38.2 million, compared to $30.1 million on March 31, 1998. Included in backlog at March 31, 1999 was the $9.3 million balance of an order received from Raytheon Systems Co. related to an end-of-life buy for integrated circuits used in its high speed radar systems.

Liquidity and Capital Resources

   Our principal source of liquidity as of March 31, 2000 consisted of $954.6 million in cash, cash equivalents and short-term investments. Working capital as of March 31, 2000 was $977.6 million, compared to $103.6 million as of March 31, 1999. This increase in working capital was primarily due to the proceeds of our public stock offering of approximately $815 million and approximately $65 million of cash provided by our operating activities, offset by the purchase of property, equipment and other assets.

   For the years ended March 31, 2000, 1999 and 1998, net cash provided by operating activities was $65.3 million, $22.0 million, and $16.9 million, respectively. Net cash provided by operating activities in fiscal 2000 and 1999 primarily reflected net income before depreciation and amortization expense and the tax benefit of disqualified dispositions, offset by increases in accounts receivable, inventories, and other assets.

   Capital expenditures totaled $22.8 million, $16.5 million, and $11.6 for the years ended March 31, 2000, 1999 and 1998, respectively, of which $0, $6.7 million, and $3.6 million for the years ended March 31, 2000, 1999, and 1998, respectively, were financed using debt or capital leases. In fiscal year 2001, we expect to incur approximately $36 million in capital expenditures for manufacturing and test equipment, computer hardware and software and leasehold improvements for our new engineering facility.

   We are exploring alternatives for the expansion of our manufacturing capacity, which would likely occur after fiscal year 2001, including further expansion of our current wafer fabrication facility, building a new wafer fabrication facility, purchasing a wafer fabrication facility, and/or entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by us and there can be no assurance that any of the alternatives for expansion of our manufacturing capacity will be available on a timely basis or at all.

   In January 2000, we completed the public offering of approximately 12 million shares of common stock raising net proceeds of approximately $815 million. We intend to use the proceeds of the offering for working capital and general corporate purposes. In addition, we may use a portion of the net proceeds to acquire businesses or technologies.

   We believe that our available cash, cash equivalents and short-term investments, and cash generated from operations, will be sufficient to meet our capital requirements for the next 12 months, although we could elect or could be required to raise additional capital during such period. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

   At March 31, 2000, our investment portfolio includes fixed-income securities of $784.4 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the maturity dates of our investment portfolio are relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition or results of operations.

   We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result, we have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

   Refer to the Index to the Financial Statements on Page F-l of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

   Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the "Proxy Statement") for our Annual Meeting of Stockholders to be held August 29, 2000, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

   (a) Executive Officers--See the section entitled "Executive Officers of the Registrant" in Part I, Item 1 hereof.

   (b) Directors--the information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

Item 11. Executive Compensation.

   The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

   The information required by this Item is incorporated by reference to the section entitled "Common Stock Ownership of Certain Beneficial Owners and Management" of the Proxy Statement.

Item 13. Certain Relationships and Related Transactions.

   The information required by this Item is incorporated by reference to the section entitled "Transactions with Management" in the Proxy Statement.

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

  (2) Financial Statement Schedules:

     The financial statement schedules of the Company are included in Part IV of this report:

       For the three fiscal years ended March 31, 2000 -- II Valuation and Qualifying Accounts

       Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

  (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


   The following exhibits are filed or incorporated by reference into this report.

   (a) Exhibits

 2.1(4) Agreement and Plan of Merger and Reorganization dated as of April 18,
        2000 among Applied Micro Circuits Corporation, OLI Acquisition
        Corporation and YuniNetworks, Inc.

  3.1     Amended and Restated Certificate of Incorporation of the Company.

  3.2     Amended and Restated Bylaws of the Company.

  4.1(1)  Specimen Stock Certificate.

 10.1(1) Form of Indemnification Agreement between the Company and each of its Officers and Directors.

 10.2(1)  1982 Employee Incentive Stock Option Plan, as amended, and form of
          Option Agreement.

 10.3(1)  1992 Stock Option Plan as amended, and form of Option Agreement.

 10.4(1)  1997 Employee Stock Purchase Plan and form of Subscription Agreement.

 10.5(1)  1997 Directors' Stock Option Plan and form of Option Agreement.

 10.6(1)  401(k) Plan, effective April 1, 1985 and form of Enrollment
          Agreement.

 10.9(1)  Industrial Real Estate Lease, dated October 29, 1996 between the
          Company and ADI Mesa Partners AMCC, L.P. (the Sequence Drive Lease).

 10.10(1) Industrial Real Estate Lease, dated April 8, 1992 between the Company and Mira Mesa Business Park (the Oberlin Drive Lease).

 10.15(1) Patent License Agreement, dated January 1, 1998, as amended by and between the Company and Motorola, Inc.

 10.17(1) Patent License Agreement, dated June 1, 1997 by and between the
          Company and International Business Machines Corporation.

 10.18(1) Letter Agreement, dated January 30, 1996 by and between the Company and David Rickey.

 10.19(1) Patent License Agreement, dated October 19, 1992, as amended by and between Registrant and Alcatel Network Systems, Inc.

 10.24(2) 1998 Employee Stock Purchase Plan and form of Subscription Agreement.

 10.26(3) 1998 Stock Incentive Plan of Cimaron Communications Corporation adopted by Registrant in merger transaction, effective March 17, 1999.

 10.27(3) Employment Agreement by and between Registrant and Gary Martin.

 10.28(3) Employment Agreement by and between Registrant and Ramakrishna
          Sudireddy.

 10.29(3) Agreement to Sell and Purchase and Escrow Instructions to Acquire
          Land by and between Kilroy Realty, L.P. and Registrant dated January
          8, 1999.

 10.30(3) Lease of Engineering Building by and between Kilroy Realty, L.P. and
          Registrant dated February 17, 1999.

 10.31(3) *Custom Sales Agreement dated July 14, 1998 by and between Registrant and International Business Machines.

 10.32    Amendment No. 1 to the engineering Building Lease dated November,
          1999.

 10.33(6) 2000 Equity Incentive Plan and form of Option Agreement.

 10.34(7) Form of Underwriting Agreement.

 11.1(5)  Computation of Per Share Data under SFAS No. 128.

 21.1     Subsidiaries of the Registrant.

 23.1     Consent of Ernst & Young LLP, Independent Auditors

 24.1 Power of Attorney (see page 38).

 27.1 Financial Data Schedules.

   (b) The Company filed the following current reports on Form 8-K with the Commission during the during the quarter ended March 31, 2000:

    (1) On March 22, 2000, the Company filed a current report on form 8-K to announce the Board of Directors approval of a two-for-one stock split to be implemented as a 100% stock dividend.

*Confidential treatment has been granted with respect to certain portions of this exhibit.
--------
(1) Incorporated by reference to identically numbered exhibits filed with the Company's Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.

(2) Incorporated by reference to Appendix I filed with the Registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders filed on June 15, 1998.

(3) Incorporated by reference to identically numbered exhibits filed with the Company's Annual Report, Form 10-K for the year ended March 31, 2000.

(4) Incorporated by reference to Appendix A filed with the Company's Registration Statement on Form S-4 (No. 333-37372) filed May 19, 2000.

(5) The Computation of Per Share Data under SFAS No. 128 is included in the F-pages of this report.

(6) Incorporated by reference to Exhibits 99.1 and 99.2 filed with the Company's Registration Statement on Form S-8 (No. 333-35-408) filed April 21, 2000 which became effective April 21, 2000.

(7) Incorporated by Reference to Exhibit 1.1 filed with the Company's Registration Statement on Form S-3 (No. 333-92431) filed on January 13, 2000.

                                  SIGNATURES
   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED MICRO CIRCUITS CORPORATION

                                                   /s/ David M. Rickey
                                             ----------------------------------
                                           By:
                                                      David M. Rickey
                                              President and Chief Executive
                                                         Officer

Date: June 26, 2000

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

             Signature                           Title                    Date
             ---------                           -----                    ----

       /s/ David M. Rickey           President and Chief             June 26, 2000
____________________________________ Executive Officer
          David M. Rickey

     /s/ William E. Bendush          Chief Financial Officer         June 26, 2000
____________________________________
         William E. Bendush

    /s/ Roger A. Smullen, Sr.        Director and Chairman of the    June 26, 2000
____________________________________ Board of Directors
       Roger A. Smullen, Sr.

    /s/ William K. Bowes, Jr.        Director                        June 26, 2000
____________________________________
       William K. Bowes, Jr.

       /s/ R. Clive Ghest            Director                        June 26, 2000
____________________________________
           R. Clive Ghest

  /s/ Franklin P. Johnson, Jr.       Director                        June 26, 2000
____________________________________
      Franklin P. Johnson, Jr.

        /s/ S. Atiq Raza             Director                        June 26, 2000
____________________________________
            S. Atiq Raza

     /s/ Arthur B. Stabenow          Director                        June 26, 2000
____________________________________
         Arthur B. Stabenow

       /s/ Harvey P. White           Director                        June 26, 2000
____________________________________
          Harvey P. White


                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                      --------
Report of Ernst & Young LLP, Independent Auditors....................      F-2

Consolidated Balance Sheets as of March 31, 1999 and 2000............      F-3

Consolidated Statements of Income for the fiscal years ended March
 31, 1998, 1999 and 2000.............................................      F-4

Consolidated Statements of Stockholder' Equity for the fiscal years
 ended March 31, 1998, 1999 and 2000.................................      F-5

Consolidated Statements of Cash Flows for the fiscal years ended
 March 31, 1998, 1999 and 2000.......................................      F-6

Notes to Consolidated Financial Statements........................... F-7 - 19

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Applied Micro Circuits Corporation

   We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 1999 and 2000, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Diego, California
April 19, 2000

                       APPLIED MICRO CIRCUITS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                               March 31,
                                                          --------------------
                                                            1999       2000
                         Assets                           --------  ----------
Current assets:
 Cash and cash equivalents............................... $ 13,530  $  170,102
 Short-term investments--available-for-sale..............   73,010     784,449
 Accounts receivable, net of allowance for doubtful
  accounts of $177 and $314 at March 31, 1999 and 2000,
  respectively...........................................   19,275      25,459
 Inventories.............................................    9,813      10,925
 Deferred income taxes...................................    4,573       4,148
 Current portion of notes receivable from officer and
  employees..............................................      815          81
 Other current assets....................................    4,004      10,240
                                                          --------  ----------
    Total current assets.................................  125,020   1,005,404
Property and equipment, net..............................   23,128      37,842
Notes receivable from officers and employees, less
 current portion.........................................      100          48
Other assets.............................................    2,407       3,588
                                                          --------  ----------
    Total assets......................................... $150,655  $1,046,882
                                                          ========  ==========

          Liabilities and Stockholders' Equity

Current liabilities:
 Accounts payable........................................ $  5,131  $    8,818
 Accrued payroll and related expenses....................    4,689       7,618
 Other accrued liabilities...............................    7,207       6,448
 Deferred revenue........................................    1,439       2,776
 Current portion of long-term debt.......................    1,862       1,394
 Current portion of capital lease obligations............    1,075         729
                                                          --------  ----------
    Total current liabilities............................   21,403      27,783
Long-term debt, less current portion.....................    4,995       3,599
Long-term capital lease obligations, less current
 portion.................................................    2,563       1,695
Commitments and contingencies (Notes 7 and 10)
Stockholders' equity:
 Preferred Stock, $0.01 par value:
  Authorized shares--2,000, none issued and outstanding..      --          --
 Common Stock, $0.01 par value:
  Authorized shares--180,000 at March 31, 2000
  Issued and outstanding shares--106,448 and 121,842 at
   March 31, 1999 and 2000, respectively.................    1,064       1,218
 Additional paid-in capital..............................  101,727     944,512
 Deferred compensation, net..............................   (2,123)     (1,443)
 Accumulated other comprehensive income (loss)...........      (33)       (166)
 Retained earnings.......................................   21,514      70,139
 Notes receivable from stockholders......................     (455)       (455)
                                                          --------  ----------
    Total stockholders' equity...........................  121,694   1,013,805
                                                          --------  ----------
 Total liabilities and stockholders' equity.............. $150,655  $1,046,882
                                                          ========  ==========

                            See accompanying notes.

                       APPLIED MICRO CIRCUITS CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per share data)

                                                   Fiscal Year Ended March 31,
                                                   ----------------------------
                                                     1998     1999      2000
                                                   ------------------ ---------
Net revenues...................................... $ 76,618 $ 105,000 $ 172,352
Cost of revenues..................................   34,321    37,937    50,218
                                                   -------- --------- ---------
Gross profit......................................   42,297    67,063   122,134

Operating expenses:
 Research and development.........................   13,268    22,472    32,815
 Selling, general and administrative..............   14,278    18,325    28,199
 Merger-related costs.............................      --      2,350       --
                                                   -------- --------- ---------
    Total operating expenses......................   27,546    43,147    61,014
                                                   -------- --------- ---------
Operating income..................................   14,751    23,916    61,120
Interest income, net..............................      871     3,450    12,872
                                                   -------- --------- ---------
Income before income taxes........................   15,622    27,366    73,992
Provision for income taxes........................      406    10,233    25,367
                                                   -------- --------- ---------
Net income........................................ $ 15,216 $  17,133 $  48,625
                                                   ======== ========= =========
Basic earnings per share:
 Earnings per share............................... $   0.36 $    0.17 $    0.45
                                                   ======== ========= =========
 Share used in calculating basic earnings per
  share...........................................   42,376    98,056   107,820
                                                   ======== ========= =========
Diluted earnings per share:
 Earnings per share............................... $   0.19 $    0.16 $    0.41
                                                   ======== ========= =========
 Shares used in calculating diluted earnings per
  share...........................................   81,176   109,720   119,152
                                                   ======== ========= =========



                            See accompanying notes.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                    Convertible
                     Preferred                                             Accumulated               Notes
                       Stock       Common Stock   Additional                  Other     Retained   Receivable      Total
                   -------------- ---------------  Paid-In     Deferred   Comprehensive Earnings      From     Stockholders'
                   Shares  Amount Shares   Amount  Capital   Compensation     (Loss)    (Deficit) Stockholders    Equity
                   ------  ------ -------  ------ ---------- ------------ ------------- --------  ------------ -------------
Balance, March
31, 1997.........   1,223   $ 12   20,100  $  201  $ 36,823    $   --         $ --      $(9,235)     $ (58)     $   27,743
 Issuance of
 common stock,
 net of issuance
 costs...........     --     --    20,156     202    51,791        --           --          --         --           51,993
 Conversion of
 convertible
 preferred stock
 to common
 stock...........  (1,051)   (11)  42,868     429      (418)       --           --          --         --              --
 Issuance of
 stock pursuant
 to exercise of
 stock options...     --     --     6,808      69       806        --           --          --        (455)            420
 Net exercise of
 warrants........     --     --       212     --        --         --           --          --         --              --
 Payments on
 notes...........     --     --       --      --        --         --           --          --          12              12
 Repurchase of
 convertible
 preferred
 stock...........    (172)    (1)     --      --     (3,617)       --           --         (259)       --           (3,877)
 Deferred
 compensation
 related to stock
 options.........     --     --       --      --        599       (599)         --          --         --              --
 Amortization of
 deferred
 compensation....     --     --       --      --        --         127          --          --         --              127
 Net income......     --     --       --      --        --         --           --       15,216        --           15,216
                   ------   ----  -------  ------  --------    -------        -----     -------      -----      ----------
Balance, March
31, 1998.........     --     --    90,144     901    85,984       (472)         --        5,722       (501)         91,634
 Issuance of
 stock upon
 formation of
 Cimaron.........     --     --     9,376      93     4,571       (230)         --          --         --            4,434
 Issuance of
 common stock
 under employee
 stock purchase
 plans...........     --     --     1,668      17     3,162        --           --          --         --            3,179
 Issuance of
 stock pursuant
 to exercise of
 stock options...     --     --     5,260      53     2,484       (964)         --          --         --            1,573
 Tax benefit of
 disqualifying
 dispositions....     --     --       --      --      4,209        --           --          --         --            4,209
 Payment on
 notes...........     --     --       --      --        --         --           --          --          46              46
 Deferred
 compensation
 related to stock
 options and
 restricted
 stock...........     --     --       --      --      1,317     (1,317)         --          --         --              --
 Amortization of
 deferred
 compensation....     --     --       --      --        --         860          --          --         --              860
 Adjustment for
 change in
 Cimaron's year
 end.............     --     --       --      --        --         --           --       (1,341)       --           (1,341)
 Comprehensive
 income:
 Net income......     --     --       --      --        --         --           --       17,133        --           17,133
 Unrealized loss
 on short-term
 investments, net
 of tax benefit..     --     --       --      --        --         --           (33)        --         --              (33)
                                                                                                                ----------
 Total
 comprehensive
 income..........     --     --       --      --        --         --           --          --         --           17,100
                   ------   ----  -------  ------  --------    -------        -----     -------      -----      ----------
Balance, March
31, 1999.........     --     --   106,448   1,064   101,727     (2,123)         (33)     21,514       (455)        121,694
 Issuance of
 stock, net of
 issuance costs..     --     --    12,005     120   814,860        --           --          --         --          814,980
 Issuance of
 common stock
 under employee
 stock purchase
 plans...........     --     --       262       3     2,501        --           --          --         --            2,504
 Issuance of
 stock pursuant
 to exercise of
 stock options...     --     --     3,183      31    10,345        --           --          --         --           10,376
 Repurchase of
 restricted
 stock...........     --     --       (56)    --        (11)       --           --          --         --              (11)
 Amortization of
 deferred
 compensation....     --     --       --      --        --         611          --          --         --              611
 Elimination of
 deferred
 compensation
 related to stock
 options
 forfeited.......     --     --       --      --        (69)        69          --          --         --              --
 Tax benefit of
 disqualifying
 dispositions....     --     --       --      --     15,159        --           --          --         --           15,159
 Comprehensive
 income:              --
 Net income......     --     --       --      --        --         --           --       48,625        --           48,625
 Unrealized loss
 on short-term
 investments, net
 of tax benefit..     --     --       --      --        --         --          (133)        --         --             (133)
                                                                                                                ----------
 Total
 comprehensive
 income..........     --     --       --      --        --         --           --          --         --           48,492
                   ------   ----  -------  ------  --------    -------        -----     -------      -----      ----------
Balance, March
31, 2000.........     --    $--   121,842  $1,218  $944,512    $(1,443)       $(166)    $70,139      $(455)     $1,013,805
                   ======   ====  =======  ======  ========    =======        =====     =======      =====      ==========

                       APPLIED MICO CIRCUITS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Fiscal Year Ended March 31,
                                                 ------------------------------
                                                   1998      1999       2000
                                                 --------  --------  ----------
Operating Activities
  Net income...................................  $ 15,216  $ 17,133  $   48,625
  Adjustment to reconcile net income to net
   cash provided by operating activities:
  Depreciation and amortization................     5,174     7,045       8,039
  Write-offs of inventories....................       600       180         701
  Amortization of deferred compensation........       127       860         611
  Tax benefit of disqualifying dispositions....       --      4,209      15,159
  Loss on disposals of property................       --        221         --
  Adjustment for change in Cimaron year end....       --     (1,341)        --
  Changes in operating assets and liabilities:
   Accounts receivables........................    (3,761)   (7,096)     (6,184)
   Inventories.................................    (1,255)   (1,808)     (1,813)
   Other assets................................    (1,607)     (678)     (7,417)
   Accounts payable............................     2,787       (84)      3,687
   Accrued payroll and other accrued
    liabilities................................     2,418     4,495       2,170
   Deferred income taxes.......................    (3,882)     (691)        425
   Deferred revenue............................     1,067      (434)      1,337
                                                 --------  --------  ----------
     Net cash provided by operating
      activities...............................    16,884    22,011      65,340

Investing Activities
  Proceeds from sales and maturities of short-
   term investments............................    66,547   187,787   1,847,446
  Purchase of short-term investments...........  (119,874) (199,394) (2,559,018)
  Repayments and (advances) on notes receivable
   from officers and employees.................      (366)      262         786
  Purchase of property, equipment and other
   assets......................................   (11,342)  (16,490)    (22,753)
                                                 --------  --------  ----------
     Net cash used for investing activities....   (65,035)  (27,835)   (733,539)

Financing Activities
  Proceeds from issuance of common stock, net..    52,413     9,062     827,860
  Repurchase of common stock...................       --        --          (11)
  Repurchase of convertible preferred stock....    (3,877)      --          --
  Payments on notes receivable from
   stockholders................................        12        46         --
  Payments on capital lease obligations........    (2,691)   (2,110)     (1,214)
  Payments on long-term debt...................       (37)     (792)     (1,864)
  Proceeds from equipment financed under
   capital leases..............................       --      2,342         --
  Issuance of long-term debt...................     3,303     4,346         --
                                                 --------  --------  ----------
     Net cash provided by financing
      activities...............................    49,123    12,894     824,771
                                                 --------  --------  ----------
     Net increase in cash and cash
      equivalents..............................       972     7,070     156,572
Cash and cash equivalents at beginning of
 year..........................................     5,488     6,460      13,530
                                                 --------  --------  ----------
Cash and cash equivalents at end of year.......  $  6,460  $ 13,530  $  170,102
                                                 --------  --------  ----------
Supplemental disclosure of cash flow
 information:
  Cash paid for:
   Interest....................................     $ 380  $    542  $      634
                                                 ========  ========  ==========
   Income taxes................................  $  3,251  $  4,274  $   12,273
                                                 ========  ========  ==========


Supplemental schedule of non-cash investing and financing activities. Capital lease obligations of approximately $282,000 were incurred and notes were received for the exercise of stock options totaling $455,000 during fiscal year 1998.

                            See accompanying notes.

                      APPLIED MICRO CIRCUITS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

   The Company designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's optical networks.

Basis of Presentation

   On September 9, 1999 and again on March 23, 2000, the Company effected a two-for-one stock split (in the form of a 100% stock dividend); accordingly, all prior share, per share, common stock, and stock option amounts in these financial statements have been restated to reflect the stock splits.

   The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Cash, Cash Equivalents and Short-Term Investments

   Cash and cash equivalents consist of money market type funds and highly liquid debt instruments with original maturities of three months or less at the date of acquisition. Short-term investments consist of United States Treasury notes, obligations of U.S. government agencies, state, municipal and county governments notes and bonds and corporate bonds. The Company maintains its excess cash in financial institutions with strong credit ratings and has not experienced any significant losses on its investments.

   The Company classifies its short-term investments as "Available-for-Sale" and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in comprehensive income (loss). The basis for computing realized gains or losses is by specific identification.

   The following is a summary of available-for-sale securities (in thousands):

                                                      Gross Unrealized
                                                      ----------------
                                                                     Estimated
                                              Amortized                Fair
                                                Cost    Gains Losses   Value
                                              --------- ----- ------ ---------
   At March 31, 2000:
    U.S. treasury securities and obligations
     of U.S. government agencies............. $ 25,942  $ --   $118  $ 25,824
    State, Municipal and County government
     notes and bonds.........................  397,645     30    14   397,661
    U.S. corporate debt securities...........  361,132     26   194   360,964
                                              --------  -----  ----  --------
                                              $784,719  $  56  $326  $784,449
                                              ========  =====  ====  ========
   At March 31, 1999:
    U.S. treasury securities and obligations
     of U.S. government agencies............. $ 21,740  $  22  $ 72  $ 21,690
    U.S. corporate debt securities...........   51,321     16    17    51,320
                                              --------  -----  ----  --------
                                              $ 73,061  $  38  $ 89  $ 73,010
                                              ========  =====  ====  ========

                      APPLIED MICRO CIRCUITS CORPORATION

   Available-for-sale securities by contractual maturity are as follows (in thousands):

                                                                       March 31,
                                                                         2000
                                                                       ---------
   Due in one year or less............................................ $700,939
   Due after one year through two years...............................   35,582
   Greater than two years.............................................   47,928
                                                                       --------
                                                                       $784,449
                                                                       ========

Fair Value of Financial Instruments

   The carrying value of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and long-term debt approximates fair value.

Concentration of Credit Risk

   Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of available-for-sale securities and trade receivables. The Company believes that the credit risk in its trade receivables is mitigated by the Company's credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and has not experienced significant losses on trade receivables from any particular customer or geographic region for any period presented.

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

                      APPLIED MICRO CIRCUITS CORPORATION

Impairment of Long-Lived Assets

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Through March 31, 2000, the Company has not experienced any such impairments.

Advertising Cost

   Advertising costs are expensed as incurred.

Revenues

   Revenues related to product sales are generally recognized when the products are shipped to the customer. Recognition of revenues and the related cost of revenues on shipments to distributors that are subject to terms of sale allowing for price protection and right of return on products unsold by the distributor are deferred until the distributor's ability to return the products or its rights to price protection lapse or have been limited. Revenues on engineering design contracts are recognized using the percentage-of-completion method based on actual cost incurred to date compared to total estimated costs of the project. Deferred revenue represents both the margin on shipments of products to distributors that will be recognized when the distributors ship the products to their customers or the right of return has lapsed and billings in excess and estimated earnings on uncompleted engineering design contracts.

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

                      APPLIED MICRO CIRCUITS CORPORATION

Recent Accounting Pronouncement

   In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2002.

Reclassification

   Certain prior period amounts have been reclassified to conform to the current period presentation.

Earnings Per Share

   Shares used in basic earnings per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted earnings per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following (in thousands):

                                                         Fiscal years ended
                                                             March 31,
                                                       ----------------------
                                                        1998   1999    2000
                                                       ------ ------- -------
   Shares used in basic earnings per share
    computations-weighted average common shares
    outstanding....................................... 42,376  98,056 107,820
   Effect of assumed conversion of preferred stock
    from date of issuance............................. 29,736     --      --
   Net effect of dilutive common share equivalents
    based on treasury stock method....................  9,064  11,664  11,332
                                                       ------ ------- -------
   Shares used in diluted earnings per share
    computations...................................... 81,176 109,720 119,152
                                                       ====== ======= =======

2. Acquisitions

   In March 1999, the Company acquired all of the outstanding common stock and common stock equivalents of Cimaron Communications Corporation ("Cimaron") in exchange for approximately 12 million shares of the Company's common stock. Cimaron also designs and develops high-bandwidth silicon solutions for the world's communications equipment manufacturers. The acquisition has been accounted for using the pooling-of-interests method of accounting. Prior to the combination, Cimaron had a fiscal year end of December 31. In recording the business combination, Cimaron's results of operations for the fiscal year ended December 31, 1998 were combined with AMCC's for the fiscal year ended March 31, 1999. Cimaron's net sales and net loss for the three month period ended March 31, 1999 were $110,000 and $(1,341,000), respectively. Cimaron's results of operations and cash flows for the three month period ended March 31, 1999 have been added directly to the retained earnings and cash flows of AMCC and excluded from reported fiscal 1999 results of operations.

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

                      APPLIED MICRO CIRCUITS CORPORATION

3. Certain Financial Statement Information

                                                                 March 31,
                                                             ------------------
                                                               1999      2000
                                                             --------  --------
   Inventories (in thousands):
    Finished goods.......................................... $    975  $  2,666
    Work in process.........................................    7,688     6,966
    Raw materials...........................................    1,150     1,293
                                                             --------  --------
                                                             $  9,813  $ 10,925
                                                             ========  ========
   Property and equipment (in thousands):
    Machinery and equipment................................. $ 33,280  $ 46,375
    Leasehold improvements..................................    7,641     8,352
    Computers, office furniture and equipment...............   16,654    20,743
    Land....................................................    1,133     4,808
                                                             --------  --------
                                                               58,708    80,278
   Less accumulated depreciation and amortization...........  (35,580)  (42,436)
                                                             --------  --------
                                                             $ 23,128  $ 37,842
                                                             ========  ========
   Other accrued liabilities (in thousands):
    Income taxes payable.................................... $  3,329  $    839
    Accrued merger-related costs............................    1,893       --
    Other...................................................    1,985     5,609
                                                             --------  --------
                                                             $  7,207  $  6,448
                                                             ========  ========

   The cost and accumulated amortization of machinery and equipment under capital leases at March 31, 2000 were approximately $10.5 million and $8.7 million, respectively ($10.5 million and $8.5 million, at March 31, 1999, respectively). Amortization of assets held under capital leases is included with depreciation expense.

   During the years ended March 31, 1998, 1999 and 2000, the Company earned interest income of $1,252,000, $3,992,000 and $13,506,000, respectively, and incurred interest expense of $381,000, $542,000 and $634,000, respectively.

4. Long-Term Debt

   During Fiscal 1999, the Company had an equipment line of credit with a bank which expired on March 31, 1999. Borrowings of $7.1 million under the line of credit were converted into term notes, with monthly payments totaling $141,000 including interest, payable over 53 to 60 months, at interest rates between 6.44% and 7.42%. At March 31, 2000, approximately $5.0 million was outstanding on the notes.

   Principal maturities of the notes payable at March 31, 2000 are as follows (in thousands):

   Year ending March 31,
    2001................................................................. $1,394
    2002.................................................................  1,495
    2003.................................................................  1,603
    2004.................................................................    501
                                                                          ------
                                                                          $4,993
                                                                          ======

                      APPLIED MICRO CIRCUITS CORPORATION

5. Stockholders' Equity

Authorized shares

   On September 1, 1999, the Company's stockholders approved an increase in the number of authorized shares of common stock to 180 million.

Stock Offerings

   In December 1997, the Company completed its initial public offering of its common stock. The offering raised net proceeds to the Company of approximately $25.1 million. In March 1998, the Company completed a secondary public offering of common stock in which the Company raised net proceeds of approximately $26.9 million. In January 2000, the Company raised an additional $815 million of net proceeds from the issuance of approximately 12 million shares of its common stock.

Convertible Preferred Stock

   On April 24, 1997 the Board authorized the Company to repurchase up to $4.0 million of convertible preferred stock, with priority given to the holders of convertible preferred stock that submitted bids for the sale of their shares of convertible preferred stock at the lowest price per share. On June 20, 1997, the Company repurchased an aggregate of 172,300 shares of convertible preferred stock for approximately $3.9 million at prices between $1.20 and $2.61 per share on an as converted to common stock basis. In connection with the initial public offering, all then outstanding shares of convertible preferred stock immediately converted into 42.9 million shares of common stock.

Preferred Stock

   In November 1997, the Certificate of Incorporation was amended to allow the issuance of up to 2.0 million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restriction thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders.

Stock Options and Other Stock Awards

   In March 2000, the Company adopted the 2000 Equity Incentive Plan (" the 2000 Plan") under which 4.0 million shares were reserved for future granting of nonqualified stock options to employees, directors and consultants of the Company and its affiliates. At March 31, 2000, 2.6 million non-qualified stock options were outstanding and 1.4 million shares were available for future grant.

   The Company's 1992 Stock Option Plan ("1992 Plan") provides for the granting of incentive and nonqualified stock options to employees. During Fiscal 2000, the Board of Directors adopted, and the stockholders subsequently approved, an amendment to the 1992 Plan to increase the number of shares available for future grant by 15.2 million. At March 31, 2000, 17.3 million stock options were outstanding and 9.8 million shares were available for future grant. The Company's 1982 Employee Incentive Stock Option Plan expired in 1992.

   In connection with the Company's acquisition of Cimaron, the Company assumed options and other stock awards granted under Cimaron's 1998 Stock Incentive Plan ("The Incentive Plan") covering approximately 2.6 million shares of Common Stock at a weighted average exercise price of $.06 per share. The terms of the plan provides for the granting of options, restricted stock, or other stock based awards ("stock awards") to employees,

                      APPLIED MICRO CIRCUITS CORPORATION
officers, directors, consultants and advisors. Generally, the stock awards are granted at prices at least equal to the fair value of the Company's Common Stock on the date of grant. At March 31, 2000, approximately 250,000 stock options were outstanding and 1.6 million shares were available for future grant under the Incentive Plan.

   The Company's 1997 Directors' Stock Option Plan (the "Directors' Plan") was adopted by the Board of Directors on October 6, 1997, and was subsequently approved by the stockholders. A total of 800,000 shares of Common Stock are reserved for issuance under the Directors' Plan. The Directors' Plan provides for the grant of non-statutory options to nonemployee directors of the Company. At March 31, 2000, 100,000 stock options had been issued under the Directors' Plan and 700,000 were available for future grant.

   Options and other stock awards under the plans expire not more than ten years from the date of grant and are either, exercisable immediately after the date of grant and subject to certain repurchase rights by the Company until such ownership rights have vested, or exercisable upon vesting. Vesting generally occurs over four to five years. At March 31, 1999 and 2000, 3.5 million and 1.1 million shares of common stock were subject to repurchase, respectively. Options are granted at prices at least equal to fair value of the Company's common stock on the date of grant.

   Pursuant to an employment agreement entered into during January 1996, between the Company and an executive, the Company granted an option to purchase 3.2 million shares of the Company's common stock at $0.13 per share under the 1992 Stock Option Plan. The option vests ratably over four years. In the event the Company is acquired, the agreement stipulates that under certain circumstances the executive is eligible for certain additional compensation. These options as well as 266,668 additional options issued in April 1997 were exercised in July 1997. The exercise was paid for with various full-recourse notes, which aggregated $455,000 and bear interest at rates between 5.98% and 6.54%, and were due at the earlier of February 12, 2000 ($420,000) and April 9, 2001 ($35,000) or the termination of employment. In January 2000, the notes due on February 2000 were extended by the Board of Directors to become due in February 2002.

   Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of the options was estimated at the date of grant using the minimum value method for grants prior to the initial public offering and the Black Scholes method for grants after the initial public offering.

   The fair value of options granted in 1998, 1999 and 2000 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

                                                               1998  1999  2000
                                                               ----  ----  ----
   Expected life (in years)................................... 4.0   4.5   4.0
   Risk-free interest rate.................................... 6.0%  6.0%  6.0%
   Volatility................................................. .92   .89   .82
   Dividend yield.............................................   0%    0%    0%

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted

                      APPLIED MICRO CIRCUITS CORPORATION
average estimated fair value of employee stock options granted during 1998, 1999 and 2000, including options assumed through acquired companies, was $1.71, $5.27 and $40.28 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows:

                                                         1998    1999    2000
   (In thousands, except per share amounts)             ------- ------- -------
   Pro forma net income................................ $14,856 $13,202 $19,385
   Pro forma basic earnings per share.................. $  0.35 $  0.13 $  0.18
   Pro forma diluted earnings per share................ $  0.18 $  0.12 $  0.16

   A summary of the Company's stock option activity, including those issued outside of the plans, and related information are as follows: (shares in thousands)

                                                 March 31,
                             -----------------------------------------------------
                                   1998              1999              2000
                             ----------------- ----------------- -----------------
                                      Weighted          Weighted          Weighted
                                      Average           Average           Average
                                      Exercise          Exercise          Exercise
                             Options   Price   Options   Price   Options   Price
                             -------  -------- -------  -------- -------  --------
   Outstanding at beginning
    of year................  11,369    $0.13   10,730    $1.72   10,694    $ 4.03
    Granted................   7,196     2.50    6,081     4.62   13,798     63.51
    Exercised..............  (6,806)    0.13   (5,258)    0.30   (3,183)     3.26
    Forfeited..............  (1,029)    0.16     (859)    2.08   (1,026)     9.65
                             ------            ------            ------
   Outstanding at end of
    year...................  10,730    $1.72   10,694    $4.03   20,283    $44.31
                             ======    =====   ======    =====   ======    ======
   Vested at end of year...   2,540    $0.15    2,714    $1.81    3,899    $ 8.39
                             ======    =====   ======    =====   ======    ======

   The following is a further breakdown of the options outstanding at March 31, 2000 (shares in thousands):

                                           Weighted
                                            Average   Weighted             Weighted
                                           Remaining  Average              Average
                                Number    Contractual Exercise   Number    Exercise
   Range of Exercise Prices   Outstanding    Life      Price   Exercisable  Price
   ------------------------   ----------- ----------- -------- ----------- --------
      $  0.09 - $  2.00          2,304       6.86     $  0.38     1,288     $ 0.24
      $  2.00 - $  6.75          3,024       8.02     $  5.64     1,125     $ 5.60
      $  6.75 - $ 23.00          7,014       9.05     $ 12.96     1,329     $12.05
      $ 23.00 - $ 42.25          1,451       9.55     $ 35.07        31     $27.93
      $ 42.25 - $ 71.97          2,086       9.80     $ 71.00       126     $71.83
      $ 71.97 - $140.53            691       9.87     $ 97.62       --      $  --
      $140.53 - $154.81          3,713       9.94     $140.95       --      $  --
      -----------------         ------       ----     -------     -----     ------
      $  0.09 - $154.81         20,283       8.95     $ 44.31     3,899     $ 8.39
   =================            ======       ====     =======     =====     ======

   From April 1, 1997 through September 30, 1997, the Company recorded deferred compensation expense for the difference between the exercise price and the fair value for financial statement presentation purposes of the Company's common stock, as determined by the Board of Directors, for all options granted in the period. This deferred compensation aggregates to $599,000, which is being amortized ratably over the four year vesting period of the related options. Additionally, during the year ended March 31, 1999, the Company recorded deferred compensation related to restricted stock and stock options granted to founders and employees of Cimaron of $2.5 million. Such amount is being amortized over the related vesting period, generally five years. Amortization of deferred compensation during fiscal years 1998, 1999 and 2000 was $127,000, $860,000 and $611,000, respectively.

                      APPLIED MICRO CIRCUITS CORPORATION

Employee Stock Purchase Plans

   The Company's 1997 Employee Stock Purchase Plan (the "1997 Purchase Plan") was adopted by the Board of Directors on October 6, 1997, and was subsequently approved by the stockholders. A total of 1.6 million shares of common stock are reserved for issuance under the 1997 Purchase Plan. At March 31, 2000, approximately 1.58 million shares had been issued under the 1997 Purchase Plan and approximately 20,000 shares were available for future grant.

   The Company's 1998 Employee Stock Purchase Plan (the "1998 Purchase Plan") was approved by the stockholders on August 4, 1998. A total of 1.6 million shares are authorized for issuance under the 1998 Purchase Plan. At March 31, 2000, 355,144 shares had been issued under the 1998 Purchase Plan and approximately 1.2 million shares were available for future grant.

   Under the terms of the plans, purchases are made semiannually on January 31 and July 31 and the purchase price of the Common Stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower.

Common Shares Reserved for Future Issuance

   At March 31, 2000, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments: (in thousands)

   Stock Options:
     Issued and outstanding.............................................. 20,283
     Authorized for future grants........................................ 13,500
   Stock purchase plans..................................................  1,269
                                                                          ------
                                                                          35,052
                                                                          ======

6. Income Taxes

   The provision for income taxes consists of the following (in thousands):

                                                  Fiscal Year Ended March 31,
                                                 -------------------------------
                                                   1998       1999       2000
                                                 ---------  ---------  ---------
   Current:
     Federal.................................... $   3,606  $   9,860  $  21,966
     State......................................       682      1,064      2,976
                                                 ---------  ---------  ---------
       Total current............................     4,288     10,924     24,942
   Deferred:
     Federal....................................    (3,558)      (362)        65
     State......................................      (324)      (329)       360
                                                 ---------  ---------  ---------
       Total deferred...........................    (3,882)      (691)       425
                                                 ---------  ---------  ---------
                                                 $     406  $  10,233  $  25,367
                                                 =========  =========  =========

                      APPLIED MICRO CIRCUITS CORPORATION

   The provision for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

                                         Fiscal Year Ended March 31,
                                     ----------------------------------------
                                        1998          1999          2000
                                     ------------  ------------  ------------
                                        $      %      $      %      $      %
                                     -------  ---  -------  ---  -------  ---
   Tax at federal statutory rate.... $ 5,468   35% $ 9,578   35% $25,897   35%
   Increase (decrease) in valuation
    allowance of deferred tax
    assets.......................... (5,094)  (32)     --   --       --   --
   Foreign sales corporation........    (309)  (2)    (387)  (1)    (873)  (1)
   Tax exempt interest..............     --   --       --   --      (312) --
   State taxes, net of federal
    benefit.........................     233    1      478    1    2,294    3
   Federal tax credits..............    (281)  (2)  (1,216)  (5)  (2,122)  (3)
   State tax credits................     --   --       --   --    (1,097)  (2)
   Merger costs and deferred
    compensation....................     --   --       763    3      213  --
   Other............................     389    3    1,017    4    1,367    2
                                     -------  ---  -------  ---  -------  ---
                                       $ 406    3% $10,233   37% $25,367   34%
                                     =======  ===  =======  ===  =======  ===

   Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes as of March 31, 1999 and 2000 are as shown below. At March 31, 1998, the effective tax rate is computed based on a full reduction of the valuation allowance and realization of the deferred tax asset.

                                                                   March 31,
                                                                 -------------
                                                                  1999   2000
                                                                 ------ ------
   Deferred tax assets (in thousands):
     Inventory write-downs and other reserves................... $1,850 $2,433
     Net operating loss carryforwards...........................  1,719    --
     Capitalization of inventory and research and development
      costs.....................................................    313    405
     Research and development credit carryforwards..............    298  1,364
     State income taxes.........................................     47    140
     Other credit carryforwards.................................    447    --
                                                                 ------ ------
     Total deferred tax assets..................................  4,674  4,342
   Deferred tax liabilities:
     Depreciation and amortization..............................    101    194
                                                                 ------ ------
     Net deferred tax assets                                     $4,573 $4,148
                                                                 ====== ======

   At March 31, 2000, the Company has federal research and development tax credit carryforwards of approximately $1.4 million, which will begin to expire in 2020 unless previously utilized.

7. Commitments

   The Company leases certain of its facilities under long-term operating leases, which expire at various dates through 2011. In addition, the Company has committed to a long-term lease for a building beginning in October 2000, which also expires in 2011. The lease agreements frequently include renewal provisions, which require the Company to pay taxes, insurance and maintenance costs and contain escalation clauses based upon increases in the Consumer Price Index or defined rent increases. The Company also leases certain software under non-cancellable operating leases expiring through 2002.

                      APPLIED MICRO CIRCUITS CORPORATION

   Annual future minimum lease payments, including machinery and equipment under capital leases as of March 31, 2000 are as follows:

                                                                  Operating Capital
   Fiscal Year Ending March 31,                                     Lease   Leases
   ----------------------------                                   --------- -------
     2001........................................................  $ 4,591  $  879
     2002........................................................    5,076     736
     2003........................................................    4,485     449
     2004........................................................    2,379     678
     2005........................................................    2,261     --
     Thereafter..................................................    8,292     --
                                                                   -------  ------
       Total minimum lease payments..............................  $27,084   2,742
                                                                   =======
   Less amount representing interest.............................              318
                                                                            ------
   Present value of remaining minimum capital lease payments
    (including
    current portion of $729).....................................           $2,424
                                                                            ======

   Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 1998, 1999, and 2000 was $1.2 million, $1.4 million and $1.6 million, respectively.

8. Employee Retirement Plan

   Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (the "Retirement Plan") covering all full-time employees with greater than three months of service. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board of Directors. Employer contributions vest to participants at a rate of 20% per year of service, provided that after five years of service all past and subsequent employer contributions are 100% vested. The contributions charged to operations totaled $412,000, $573,000 and $677,000 for the years ended March 31, 1998, 1999 and 2000, respectively.

9. Significant Customer and Geographic Information

   During the years ended March 31, 1998, 1999, and 2000, 21%, 20% and 38%, respectively, of net revenues were from Nortel and their subcontract manufacturers. In 1998, 1999 and 2000, Insight Electronics, the Company's domestic distributor, accounted for 11%, 13% and 17% of net revenues, respectively. Additionally, in 1999, Raytheon Systems Co. accounted for 16% of net revenues. No other customer accounted for more than 10% of revenues in any period.

   Net revenues by geographic region were as follows (in thousands):

                                                    Fiscal Year Ended March 31,
                                                    ----------------------------
                                                      1998     1999      2000
                                                    ------------------ ---------
   Net revenues:
     United States................................. $ 44,448 $  61,760 $  88,349
     Canada........................................   14,204    18,011    43,770
     Europe and Israel.............................   13,773    18,136    28,980
     Asia..........................................    4,193     7,093    11,253
                                                    -------- --------- ---------
                                                     $76,618 $ 105,000 $ 172,352
                                                    ======== ========= =========

                      APPLIED MICRO CIRCUITS CORPORATION

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

11. Subsequent Event

   On April 19, 2000, the Company signed a definitive agreement to acquire YuniNetworks, Inc., a developer of scalable switch fabric silicon solutions for communication equipment. Under the terms of the agreement, AMCC will issue up to 2,250,000 shares of its common stock and options in exchange for all outstanding shares of YuniNetworks' preferred and common stock, including shares issuable upon exercise of employee stock options and other rights. The transaction will be accounted for as a purchase and is expected to close in June 2000.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

             COL. A                COL. B       COL. C                    COL. D       COL. E
----------------------------------------------------------------------------------------------
                                               Additions
----------------------------------------------------------------------------------------------
                                                              (2)
                                                 (1)       Charged to
                                 Balance at   Charged to     Other                    Balance
                                Beginning of  Costs and     Accounts   Deductions-   At End Of
           Description             Period      Expenses     Describe     Describe      Period
----------------------------------------------------------------------------------------------
 Year ended March 31, 2000:
  Allowance for doubtful
  accounts.....................     $177         $150        $ --          $ 13         $314
----------------------------------------------------------------------------------------------
 Year ended March 31, 1999:
  Allowance for doubtful
  accounts.....................     $350         $ 50        $ --          $223         $177
----------------------------------------------------------------------------------------------
 Year ended March 31, 1998:
  Allowance for doubtful
  accounts.....................     $200         $157        $ --          $  7         $350