Form 10-Q
period 2000-06-30
APPLIED MICRO CIRCUITS CORP
filed 2000-08-11
CIK 711065

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  -----------

                                    FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                FOR THE FISCAL QUARTER ENDED JUNE 30, 2000, OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _________ TO ________.

                       COMMISSION FILE NUMBER: 000-23193

                                  -----------

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

                                  -----------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

                                YES  [X]  NO [_]

     As of July 31, 2000, 125,469,938 shares of the Registrant's Common Stock were issued and outstanding.

                       APPLIED MICRO CIRCUITS CORPORATION
                                      INDEX

                                                                                                          PAGE
                                                                                                          ----
Part I.  FINANCIAL INFORMATION:

Item 1.      a)  Condensed Consolidated Balance Sheets at June 30, 2000
                 (unaudited) and March 31, 2000.......................................................      3

             b)  Condensed Consolidated Statements of Income (unaudited) for the three months
                 ended June 30, 2000 and 1999.........................................................      4

             c)  Condensed Consolidated Statements of Cash Flows (unaudited)
                 for the three months ended June 30, 2000 and 1999....................................      5

             d)  Notes to Condensed Consolidated Financial Statements (unaudited).....................      6

Item 2.      Management's Discussion and Analysis of Financial Condition and Results of Operations....     10

Item 3.      Quantitative and Qualitative Disclosures About Market Risk...............................     24


Part II. OTHER INFORMATION

Item 1.      Legal Proceedings........................................................................     24

Item 2.      Changes in Securities and Use of Proceeds................................................     24

Item 6.      Exhibits and Reports of Form 8-K.........................................................     26

Signatures............................................................................................     26

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                       APPLIED MICRO CIRCUITS CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PAR VALUE)

                                                                                            JUNE 30, 2000    MARCH 31, 2000
                                                                                            --------------   ---------------
                                                                                             (UNAUDITED)
                                         ASSETS
                                         ------
Current assets:
     Cash and cash equivalents...........................................................      $  189,812        $  170,102
     Short-term investments - available-for-sale.........................................         784,255           784,449
     Accounts receivable, net of allowance for doubtful accounts of  $689 and $314
       at June 30, 2000 (unaudited) and March 31, 2000, respectively.....................          38,271            25,459
     Inventories.........................................................................          11,092            10,925
     Deferred income taxes...............................................................           4,462             4,148
     Current portion of notes receivable from officer and employees......................              82                81
     Other current assets................................................................          11,993            10,240
                                                                                               ----------        ----------
               Total current assets......................................................       1,039,967         1,005,404
Property and equipment, net..............................................................          44,913            37,842
Purchased intangibles, net of $2,284 of accumulated amortization at June 30, 2000........         193,601                --
Other assets.............................................................................           3,626             3,636
                                                                                               ----------        ----------
     Total assets........................................................................      $1,282,107        $1,046,882
                                                                                               ==========        ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------
Current liabilities:
     Accounts payable....................................................................      $   12,291        $    8,818
     Accrued payroll and related expenses................................................           7,934             7,618
     Other accrued liabilities...........................................................          15,848             6,448
     Deferred revenue....................................................................           3,552             2,776
     Current portion of long-term debt...................................................           1,418             1,394
     Current portion of capital lease obligations........................................             704               729
                                                                                               ----------        ----------
          Total current liabilities......................................................          41,747            27,783
Long-term debt, less current portion.....................................................           3,235             3,599
Long-term capital lease obligations, less current portion................................           1,533             1,695
Stockholders' equity:
     Preferred Stock, $0.01 par value:
       2,000 shares authorized, none issued and outstanding..............................              --                --
     Common Stock, $0.01 par value:
       Authorized shares - 180,000
       Issued and outstanding shares -  124,624 at June 30, 2000 (unaudited)
          and 121,842 at March 31, 2000..................................................           1,246             1,218
     Additional paid-in capital..........................................................       1,164,878           944,512
     Deferred compensation, net..........................................................          (3,762)           (1,443)
     Accumulated other comprehensive loss................................................            (304)             (166)
     Retained earnings...................................................................          73,534            70,139
     Notes receivable from stockholders..................................................              --              (455)
                                                                                               ----------        ----------
          Total stockholders' equity.....................................................       1,235,592         1,013,805
                                                                                               ----------        ----------
     Total liabilities and stockholders' equity..........................................      $1,282,107        $1,046,882
                                                                                               ==========        ==========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                       APPLIED MICRO CIRCUITS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              THREE MONTHS ENDED
                                                                    JUNE 30,
                                                             -------------------
                                                                2000       1999
                                                             --------   --------
Net revenues .............................................   $ 74,188   $ 31,643
Cost of revenues .........................................     19,314     10,283
                                                             --------   --------
Gross profit .............................................     54,874     21,360
Operating expenses:
     Research and development ............................     14,837      6,354
     Selling, general and administrative .................     10,611      5,569
     Amortization of goodwill and purchased intangibles ..      2,284       --
     Acquired in-process research and development ........     21,800       --
                                                             --------   --------
        Total operating expenses .........................     49,532     11,923
                                                             --------   --------
Operating income .........................................      5,342      9,437
Interest income, net .....................................     12,277        884
                                                             --------   --------
Income before income taxes ...............................     17,619     10,321
Provision for income taxes ...............................     14,224      3,535
                                                             --------   --------
Net income ...............................................   $  3,395   $  6,786
                                                             ========   ========
Basic earnings per share:
     Earnings per share ..................................   $   0.03   $   0.07
                                                             --------   --------
     Shares used in calculating basic earnings per share .    121,352    102,860
                                                             --------   --------
Diluted earnings per share:
     Earnings per share ..................................   $   0.03   $   0.06
                                                             ========   ========
     Shares used in calculating diluted earnings per share    132,581    114,112
                                                             ========   ========


     See accompanying Notes to Condensed Consolidated Financial Statements.

                       APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                 (IN THOUSANDS)

                                                                                  THREE MONTHS ENDED
                                                                                       JUNE 30,
                                                                                ----------------------
                                                                                   2000         1999
                                                                                ---------    ---------
Operating Activities
        Net income ..........................................................   $   3,395    $   6,786
        Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization ...................................       2,418        1,916
            Amortization of purchased intangibles ...........................       2,284         --
            Acquired in-process research and development ....................      21,800         --
            Amortization of deferred compensation ...........................         169          154
            Tax benefit of disqualifying dispositions .......................       5,238          894
            Changes in assets and liabilities:
                Accounts receivable .........................................     (12,723)      (1,975)
                Inventories .................................................        (167)        (596)
                Other current assets ........................................        (910)         342
                Accounts payable ............................................       3,429          938
                Accrued payroll and other accrued liabilities ...............       7,591       (1,575)
                Deferred income taxes .......................................        --            300
                Deferred revenue ............................................         776          (64)
                                                                                ---------    ---------
                   Net cash provided by operating activities ................      33,300        7,120
Investing Activities
       Proceeds from sales and maturities of short-term investments .........     831,059       38,020
       Purchase of short-term investments ...................................    (830,993)     (40,025)
       Notes receivable from officers and employees .........................           9           90
       Payments for acquired businesses, less cash acquired .................      (8,433)        --
       Purchase of property and equipment ...................................      (8,949)      (5,059)
                                                                                ---------    ---------
                   Net cash used for investing activities ....................    (17,307)      (6,974)
Financing Activities
       Proceeds from issuance of common stock, net ..........................       3,799        1,347
       Proceeds on notes receivable from stockholders .......................         455         --
       Repurchase of restricted stock .......................................        --             (8)
       Payments on capital lease obligations ................................        (188)        (301)
       Payments on long-term debt ...........................................        (339)        (880)
       Other ................................................................         (10)        --
                                                                                ---------    ---------
                   Net cash provided by financing activities ................       3,717          158
                                                                                ---------    ---------
                   Net increase in cash and cash equivalents ................      19,710          304
Cash and cash equivalents at beginning of period ............................     170,102       13,530
                                                                                ---------    ---------
Cash and cash equivalents at end of period ..................................   $ 189,812    $  13,834
                                                                                =========    =========

Supplemental disclosure of cash flow information:
Cash paid for:
       Interest.... .........................................................   $     128    $     224
                                                                                =========    =========
       Income taxes .........................................................   $     138    $   1,842
                                                                                =========    =========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       APPLIED MICRO CIRCUITS CORPORATION

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION - INTERIM FINANCIAL INFORMATION (UNAUDITED)

     The accompanying unaudited interim condensed financial statements of Applied Micro Circuits Corporation ("AMCC" or the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in net revenues and operating results, and expects that these fluctuations in sales, expenses and net income or losses will continue.

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2000.

2.   EARNINGS PER SHARE

     The reconciliation of shares used to calculate basic and diluted earnings per share consists of the following (in thousands):

                                                   THREE MONTHS ENDED
                                                       JUNE 30,
                                                  --------------------
                                                    2000       1999
                                                  --------   --------

Shares used in basic earnings per share
   computations-weighted average common shares
   outstanding ................................   121,352    102,860
Net effect of dilutive common share equivalents    11,229     11,252
                                                  -------    -------
Shares used in diluted earnings per share
    computations ..............................   132,581    114,112
                                                  =======    =======

3.   CERTAIN FINANCIAL STATEMENT INFORMATION

                                                        JUNE 30,   MARCH 31,
                                                          2000       2000
                                                        --------   ---------
  Inventories (in thousands):

            Finished goods ................              $ 2,494     $ 2,666
            Work in process ...............                7,301       6,966
            Raw materials .................                1,297       1,293
                                                         -------     -------
                                                         $11,092     $10,925
                                                         =======     =======



                                                        JUNE 30,    MARCH 31,
                                                          2000         2000
                                                        --------    --------
  Property and equipment (in thousands):

            Machinery and equipment .................   $ 51,515    $ 46,375
            Leasehold improvements ..................      8,440       8,352
            Computers, office furniture and equipment     24,960      20,743
            Land ....................................      4,808       4,808
                                                        --------    --------

                                                          89,723      80,278
  Less accumulated depreciation and amortization ....    (44,810)    (42,436)
                                                        --------    --------
                                                        $ 44,913    $ 37,842
                                                        ========    ========


4.   COMPREHENSIVE INCOME

     The components of comprehensive income, net of tax, are as follows (in thousands):

                                                        JUNE 30,    JUNE 30,
                                                          2000        1999
                                                        --------    --------

          Net income ............................        $ 3,395     $ 6,786
          Change in net unrealized loss
            on available-for-sale investments ...           (128)       (174)
          Foreign currency translation adjustment            (10)       --
                                                         -------     -------
                  Comprehensive income ..........        $ 3,257     $ 6,612
                                                         =======     =======

     Accumulated other comprehensive loss presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized loss on available-for-sale investments and foreign currency translation adjustments.

5.   BUSINESS COMBINATIONS

     On June 8, 2000, the Company completed the acquisition of YuniNetworks, Inc., a developer of scalable switch fabric silicon solutions for communication equipment. The transaction was accounted for as a purchase. Under the terms of the merger agreement, in exchange for all YuniNetworks' shares of common and preferred stock, AMCC issued 2,024,323 shares of its common stock; the Company also assumed options to purchase 133,722 shares of its common stock. Pursuant to a separate agreement, AMCC purchased 10% of the YuniNetworks' shares held by the majority stockholder of YuniNetworks for $8.9 million cash. The accompanying financial statements include the results of operations of YuniNetworks from the date of acquisition.

     Based on the consideration issued in the transaction, transaction costs and the liabilities assumed, the total purchase price was approximately $220 million. The Company conducted an independent valuation of the tangible and intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16. The purchase price was allocated as follows based upon management's best estimate of the tangible and intangible assets, including acquired technology and in-process research and development (in thousands):

Current assets acquired ............   $   2,177
Property and equipment .............         482
Assembled workforce ................       1,200
In-process research and development       21,800
Goodwill ...........................     191,165
Liabilities assumed ................        (542)
Liabilities for merger-related costs        (850)
Deferred compensation ..............       2,488
                                       ---------
Total consideration ................   $ 217,920
                                       =========

     A portion of the purchase price has been allocated to acquired in-process research and development ("IPR&D"). IPR&D was identified and valued through extensive interviews, analysis of data provided by YuniNetworks concerning products under development, their stage of development, the time and resources needed to complete them, their expected income generating ability, target markets and associated risks. The income approach, which includes an analysis of the markets, cash flows, and risks associated with achieving such cash flows, was the primary technique utilized in valuing the IPR&D.

     At the date of acquisition, YuniNetworks had no developed products. The product under development consists of a unique switching chipset that consists of six individual integrated circuits, reference designs, and a simulation tool. Because the development project had not reached technological feasibility and had no future alternative use, it was classified as IPR&D and charged to expense upon closing of the merger. The Company estimates that a total investment of $3.1 million in research and development over the next seven months will be required to complete the IPR&D. The nature of the efforts required to develop the purchased IPR&D into commercially viable products principally relate to the completion of all planning, designing, prototyping, verification and testing activities necessary to establish that the products can be produced to meet their design specifications, including functions, features and technical performance requirements.

     In valuing the IPR&D, the Company considered, among other factors, projected incremental cash flows from the projects when completed and any associated risks with achieving these cash flows. The projected incremental cash flows were discounted back to their present value using a 21% discount rate. The discount rate was determined after consideration of the Company's weighted average cost of capital and the weighted average return on assets. Associated risks include the inherent difficulties and uncertainties in completing the project and thereby achieving technological feasibility, anticipated levels of market acceptance and penetration, market growth rates and risks related to the impact of potential changes in future target markets.

     The acquired assembled workforce is comprised of 22 skilled employees across YuniNetworks' executive, research and development, and general and administrative groups. The Company is amortizing the value assigned to the assembled workforce of approximately $1.2 million on a straight-line basis over an estimated remaining useful life of four years.

     Goodwill, which represents the excess of the purchase price of an investment in an acquired business over the fair value of the underlying net identifiable assets, is being amortized on a straight-line basis over its estimated remaining useful life of six years.

     The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development, as if the acquisition of YuniNetworks had occurred at the beginning of the earliest period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of the results which may occur in the future. The pro forma results of operations combines the consolidated results of operations of the Company, excluding the charge for acquired in-process research and development attributable to YuniNetworks for the three months ended June 30, 2000 with the historical results of operations of YuniNetworks for the three months ended June 30, 2000.

     The pro forma combined results for the three months ended June 30, 1999 are the same as the reported results for that period because YuniNetworks did not commence its operations until October 8, 1999.


                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                             -------------------
                                                              2000        1999
                                                             -------     -------
Net sales ..............................................     $74,188     $31,643
                                                             =======     =======
Net income .............................................      17,531       6,786
                                                             =======     =======
Diluted earnings per share .............................        0.13        0.06
                                                             =======     =======

     During the three months ended June 30, 2000, the Company also completed the acquisitions of pBaud Logic, Inc. and Chameleon Technologies, which were also accounted for as purchases.

6.   NEW ACCOUNTING PRONOUNCEMENTS

     In September 1999, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Topic No. D-83 ("EITF D-83"), "Accounting for Payroll Taxes Associated with Stock Option Exercises." EITF D-83 requires that payroll taxes paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be treated as operating expenses. Payroll taxes on stock option exercises were $388,000 for the quarter ended June 30, 2000.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. Implementation of this standard has recently been delayed by the FASB for a 12- month period. The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2002.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to adopt SAB 101 in the quarter ending March 31, 2001. The Company is in the process of assessing the impact of adopting SAB 101 on our financial position and results of operations, however, we do not expect the effect, if any, to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended March 31, 2000 for the Company. This Quarterly Report on Form 10-Q, and in particular Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in "Risk Factors" below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.


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


RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:


                                                            THREE MONTHS
                                                           ENDED JUNE 30,
                                                       ---------------------
                                                        2000            1999
                                                       -----           -----
Net revenues...................................        100.0%          100.0%
Cost of revenues...............................         26.0%           32.5%
                                                       -----           -----
Gross profit...................................         74.0%           67.5%
Operating expenses:
      Research and development.................         20.0%           20.1%
      Selling, general and administrative......         14.3%           17.6%
      Amortization of goodwill and purchased
        intangibles ...........................          3.1%             --
      Acquired in-process R&D .................         29.4%             --
                                                       -----           -----
          Total operating expenses.............         66.8%           37.7%
                                                       -----           -----
Operating income...............................          7.2%           29.8%
Net interest income............................         16.5%            2.8%
                                                       -----           -----
Income before provisions for income taxes......         23.7%           32.6%
Provision for income taxes.....................         19.2%           11.2%
                                                       -----           -----
Net income.....................................          4.5%           21.4%
                                                       =====           =====

     Net Revenues. Net revenues for the three months ended June 30, 2000 were $74.2 million, an increase of 134% over net revenues of $31.6 million for the three months ended June 30, 1999. Revenues from sales of communications products increased to 83% of net revenues for the three months ended June 30, 2000 from 70% of net revenues for the three months ended June 30, 1999, reflecting unit growth in shipments of existing products, as well as the introduction of new products. Sales to Nortel, and their contract manufacturers, accounted for 37% of net revenues for the three months ended June 30, 2000 compared to 31% for the three months ended June 30, 1999. Sales to Insight Electronics, Inc., our domestic distributor, accounted for 19% of net revenues in the three months ended June 30, 2000, compared to 14% for the three months ended June 30, 1999. Sales outside of North America accounted for 19% of net revenues for the three months ended June 30, 2000, compared to 25% for the three months ended June 30, 1999.

     Gross Margin. Gross margin was 74% for the three months ended June 30, 2000, compared to 68% for the three months ended June 30, 1999. The increase in gross margin resulted from increased utilization of our wafer fabrication facility. Our gross margin is primarily impacted by factory utilization, wafer yields, product mix and the timing of depreciation expense and other costs associated with expanding manufacturing capacity. Our strategy is to maximize factory utilization whenever possible, maintain or improve our manufacturing yields, and focus on the development and sales of high-performance products that allow for higher gross margins. There can be no assurance, however, that we will be successful in achieving these objectives. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income.

     Research and Development. Research and development ("R&D") expenses increased 134% to approximately $14.8 million, or 20% of net revenues, for the three months ended June 30, 2000, from approximately $6.4 million, or 20% of net revenues, for the three months ended June 30, 1999. The increase in R&D expenses in absolute dollars is a reflection of our aggressive product development efforts. Factors contributing to the increase in R&D expenses are a $1.9 million increase in compensation related costs, as a result of both increased headcount and increased average compensation costs, a $666,000 increase in the cost of design tools and software and a $3.5 million increase in prototyping and outside contractor costs. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, we expect R&D expenses to increase in absolute dollars and as a percentage of net revenues in the future. Currently, R&D expenses are focused on the development of products and processes for the communications markets, and we expect to continue this focus.

     Selling, General and Administrative. Selling, general and administrative (SG&A) expenses were approximately $10.6 million, or 14% of net revenues, for the three months ended June 30, 2000, as compared to approximately $5.6 million, or 18% of net revenues, for the three months ended June 30, 1999. The increase in SG&A expenses for the three months ended June 30, 2000 was primarily due to a $2.3 million increase in personnel and travel costs, and a $1.0 million increase in commissions earned by sales representatives, as well as increases in professional fees for legal and accounting services.

     Amortization of Purchased Intangibles. For the three months ended June 30, 2000, amortization of purchased intangibles ("API") expense was $2.3 million or 3% of net revenues. The API expense is due to the amortization of intangible assets recorded in connection with our acquisitions, which were accounted for as purchases. At June 30, 2000, we expect amortization expense to be $27.5 million, $33.1 million, $33.0 million, $32.6 million and $31.9 million for the years ended March 31, 2001, 2002, 2003, 2004 and 2005, respectively. See Note 5 of Notes to Condensed Consolidated Financial Statements.

     Acquired In-process Research and Development. For the three months ended June 30, 2000, the Company recorded $21.8 million of acquired in-process research and development resulting from the acquisition of YuniNetworks. See
Note 5 of Notes to Condensed Consolidated Financial Statements. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our quarterly or annual operating results.

     Net Interest Income. Net interest income increased to $12.3 million for the three months ended June 30, 2000 from $884,000 for the three months ended June 30, 1999. This increase was due principally to higher interest income from larger cash and short-term investment balances as a result of our public stock offering in January 2000.

     Provision for Income Taxes. The effective tax rate for the three months ended June 30, 2000 was 81%. This amount differed from statutory rates primarily due to the nondeductibility of purchased in-process R&D and the amortization of purchased intangibles.

     Deferred Compensation. During the three months ended June 30, 2000, deferred compensation of $2.5 million was recorded related to restricted stock and options granted to founders and employees of acquired companies. We currently expect to record amortization of deferred compensation with respect to these option grants of approximately $1.1 million, $1.1 million, $1.0 million, and $0.8 million during the fiscal years ended March 31, 2001, 2002, 2003, and 2004, respectively.

     Backlog. Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and in some cases customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not a good indicator of future revenue. Our backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $100.0 million on June 30, 2000, compared to $42.0 million on June 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

     Our principal source of liquidity as of June 30, 2000 consists of $974.1 million in cash, cash equivalents and short-term investments. Working capital as of June 30, 2000 was $998.2 million, compared to $977.6 million as of March 31, 2000. This increase in working capital was primarily due to net cash provided by operating activities, offset by payments for acquired businesses and the purchase of property and equipment.

     For the three months ended June 30, 2000 and 1999, net cash provided by operating activities was $33.3 million and $7.1 million, respectively. Net cash provided by operating activities for the three months ended June 30, 2000 and 1999 primarily reflected net income before depreciation, amortization and other non-cash charges plus increased accounts payable and accrued liabilities offset by increases in accounts receivable.

     Capital expenditures totaled $8.9 million for the three months ended June 30, 2000 which included approximately $3.7 million for engineering hardware and design software and $4.7 million for test and manufacturing equipment, compared to capital expenditures of $5.1 million for the three months ended June 30, 1999. We intend to increase capital expenditures for manufacturing equipment, test equipment and computer hardware and software.

     We are exploring alternatives for the expansion of our manufacturing capacity, which would likely occur after fiscal year 2001, including further expansion of our current wafer fabrication facility, building a new wafer fabrication facility, purchasing a wafer fabrication facility, and/or entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by us, and there can be no assurance that any of the alternatives for expansion of our manufacturing capacity will be available on a timely basis.

     In January 2000, we completed the public offering of approximately 12 million shares of common stock raising net proceeds of approximately $815 million. We intend to use the proceeds of the offering for working capital and general corporate purposes. In addition, we may use a portion of the net proceeds to acquire businesses or technologies.

     We believe that our available cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to meet our capital requirements for the next 12 months, although we could elect or could be required to raise additional capital during such period. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all.

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

     . the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

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

     In addition, our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand which are highly unpredictable and can fluctuate substantially. In addition, from time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering might result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render the customers' products less marketable. Further, we currently anticipate that an increasing portion of our revenues in future periods will be derived from sales of application specific standard products, or ASSPs, instead of application specific integrated circuits, or ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which may make it increasingly difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

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

     Historically, a relatively small number of customers has accounted for a significant portion of our revenues in any particular period. For example, our five largest customers accounted for approximately 69% of our revenues in the three months ended June 30, 2000. Sales to Nortel and its contract manufacturers accounted for approximately 37% of our revenues in the three months ended June 30, 2000. However, we have no long-term volume purchase commitments from any of our major customers. We anticipate that sales of products to relatively few customers will continue to account for a significant portion of our revenues. If Nortel or another significant customer overstocked our products, additional orders for our products could be harmed. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

     In the communications markets, we compete primarily against Agilent, Conexant, Giga (recently acquired by Intel), Lucent, Maxim, Philips, PMC-Sierra, Infineon, TriQuint and Vitesse. Some of these companies have significantly greater financial and other resources than us, and some of these companies use other process technology, such as gallium arsenide, which may have certain advantages over technology we currently use. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capabilities with which we may compete.

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

Our operating results suffer as a result of purchase accounting treatment, primarily due to the impact of amortization of goodwill and other intangibles originating from acquisitions.

     Under U.S. generally accepted accounting principles that apply to us, we accounted for a number of business combinations using the purchase method of accounting, the most significant being the acquisition of YuniNetworks. Under purchase accounting, we recorded the market value of our shares issued in these acquisitions, the fair value of the stock options assumed and the amount of direct transaction costs as the cost of acquiring these entities. That cost is allocated to the individual assets acquired and liabilities assumed, including various identifiable intangible assets such as in-process research and development and acquired workforce, based on their respective fair values. We allocated the excess of the purchase cost over the fair value of the net assets to goodwill.

     The impact of these acquisitions resulted in amortization expense of $2.1 million for the three months ended June 30, 2000. Additionally, we also incur other purchase accounting related costs and expenses in the period a particular transaction closes to reflect purchase accounting adjustments adversely impacting gross profit and costs of integrating new businesses or curtailing overlapping operations. Purchase accounting treatment of our acquisitions will result in a net loss for us in the foreseeable future, which could have a material and adverse effect on the market value of our common stock.

     The goodwill and other intangible assets recorded as a result of these acquisitions will be amortized over their expected period of benefit. At June 30, 2000, we expect amortization expense to be $27.5 million, $33.1 million, $33.0 million, $32.6 million and $31.9 million for the years ended March 31, 2001, 2002, 2003, 2004 and 2005, respectively. A future acquisition accounted for as a purchase could further adversely affect our operating results as a result of such amortization.

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

     International sales (including sales to Canada) accounted for approximately 37% of revenues for the quarter ended June 30, 2000. International sales may increase in future periods and may account for an increasing portion of our revenues. As a result, an increasing portion of our revenues may be subject to certain risks, including:

     .    foreign currency exchange fluctuations;

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

Our stock price is volatile.

     The market price of our common stock has fluctuated significantly to date. In the future, the market price of our common stock could be subject to significant fluctuations due to general market conditions and in response to quarter-to- quarter variations in:

     .    our anticipated or actual operating results;

     . announcements or introductions of new products by us or our competitors;

     .    technological innovations or setbacks by us or our competitors;

     . conditions in the semiconductor, telecommunications, data communications, ATE, high-speed computing or military markets;

     .    the commencement of litigation;

     .    changes in estimates of our performance by securities analysts;

     .    announcements of merger or acquisition transactions;

     .    general economic conditions; and

     .    governmental regulatory action.

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


ITEM 3.  QUANTITATIVE AND QUALTITATIVE DISCLOSURE ABOUT MARKET RISK

     At June 30, 2000, our investment portfolio included fixed-income securities of $784.3 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the average maturity date of the investment portfolio is relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition or results of operations.

     We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result, have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.


PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (b) Recent Sales of Unregistered Securities

     On April 4, 2000, we acquired all the outstanding stock of pBaud Logic, Inc. Under the terms of the related agreement, all of the outstanding stock of pBaud was exchanged for approximately 18,000 shares of our Common Stock and approximately $309,000 in cash. At the time of the transaction, the shares of Common Stock issued to the former pBaud stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. On April 21, 2000, we filed a registration statement on Form S-3 to cover the potential resale of 9,000 of the shares of Common Stock issued pursuant to the agreement.

     (c) Use of Proceeds

     (1) Initial Public Offering

     We filed a Registration Statement on Form S-1 (the "IPO Registration Statement"), File No. 333-37609, which was declared effective by the Securities and Exchange Commission on November 24, 1997, relating to the initial public offering of our Common Stock. The managing underwriters of the offering were BankAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The IPO Registration Statement registered an aggregate of 22,212,000 shares of Common Stock and the price to the public was $2.00 per share. Of such shares, 14,153,792 were sold by us (which includes the underwriter over-allotment of 3,331,800 shares) and 11,390,008 were sold by certain of our shareholders.

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

     As of June 30, 2000, we have expended all of the proceeds as follows: approximately $4.8 million for the purchase of land for future capacity expansion, approximately $11 million for the purchase of additional manufacturing and test equipment and engineering design hardware and software, and approximately $9.3 million for purchase business combinations. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the IPO Registration Statement.

     (2) 1998 Public Offering

     We filed a Registration Statement on Form S-1, File No. 333-46071 (the "1998 Registration Statement"), which was declared effective by the Securities and Exchange Commission on March 12, 1998, relating to a public offering of our Common Stock. The managing underwriters offering were BancAmerica Robertson Stephens, NationsBanc Montgomery Securities LLC, and Cowen & Company. The 1998 Registration Statement registered an aggregate of 14,120,000 shares of Common Stock and the price to the public was $4.84375 per share. Of such shares, 6,000,000 shares were sold by us, and 10,238,000 shares were sold by certain of our stockholders (which includes the underwriter overallotment of 2,118,000 shares).

     We incurred expenses of approximately $2,181,000 in connection with the Offering, of which $1,515,000 constituted underwriting discounts and commissions and approximately $666,000 constituted other expenses including registration and filing fees, printing, accounting and legal expenses. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of the Company's equity securities, or other affiliates of the Company other than for reimbursement of expense incurred on the road show. Net offering proceeds to the Company after deducting these expenses were approximately, $26,882,000.

     As of June 30, 2000, we have expended approximately $8.4 million for the purchase of additional manufacturing and test equipment and engineering design hardware and software and $165,000 for purchase business combinations. We have invested the remaining net offering proceeds of $18.3 million in short-term investments consisting of United States Treasury Notes, obligations of United States government agencies and corporate bonds with maturities ranging from July 1, 1999 to March 31, 2001. The use of proceeds described herein does not represent a material change in the use of proceeds described in the prospectus of the Secondary Registration Statement.

     (3) 2000 Public Offering

     We filed a Registration Statement on Form S-3, (the "2000 Registration Statement") File No. 333-92431, which was declared effective by the Securities and Exchange Commission on January 13, 2000 relating to a follow-on public offering of our Common Stock. The managing underwriters for the offering were Credit Suisse First Boston, Salomon Smith Barney, and SG Cowen. The 2000 Registration Statement registered an aggregate of 12,004,542 shares (including 1,504,542 shares upon exercise of the underwriters over-allotment option) of Common Stock and the price to the public was $71.00 per share. All of the shares registered were sold by us.

     The expenses incurred by us in connection with the offering were approximately $37.3 million of which $36.2 constituted underwriting discounts and commissions and approximately $1.1 million constituted other expenses including registration and filing fees, printing, accounting and legal expenses. No direct or indirect payments were made to any directors, officers, owners of ten percent or more of any class of our equity securities, or other affiliates. Net offering proceeds to the Company after deducting these expenses were approximately, $815.0 million.

     We have invested the net proceeds of the offering in short-term investments consisting of US Treasury Notes, obligations of US government agencies and corporate bonds with maturities ranging from July 1, 2000 to April 15, 2032. The use of proceeds described herein does not represent a material change from the use of proceeds described in the prospectus of the 2000 Registration Statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (A)  EXHIBITS

              27.1   Financial Data Schedule

         (B) The Registrant filed the following current reports on Form 8-K with the Commission during the during the three months ended June 30, 2000:

              1) On June 23, 2000 the Company filed a Current Report on Form 8-K to announce the acquisition on June 8, 2000 of YuniNetworks, Inc.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 1, 2000          Applied Micro Circuits Corporation

                               By:    /s/ William Bendush
                                      ------------------------------------------
                                      William Bendush
                                      Vice President, Finance and Administration
                                      and Chief Financial Officer
                                      (Duly Authorized Signatory and Principal
                                      Financial and Accounting Officer)