Form 10-Q
period 2000-09-30
APPLIED MICRO CIRCUITS CORP
filed 2000-11-14
CIK 711065

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  ___________

                                   FORM 10-Q

         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL QUARTER ENDED SEPTEMBER 30, 2000, OR

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

                               YES  [x]  NO ___
                                    ---

     As of November 6, 2000, 295,656,949 shares of the Registrant's Common Stock were issued and outstanding.

                       APPLIED MICRO CIRCUITS CORPORATION
                                     INDEX

                                                                                                          PAGE
                                                                                                          ----
Part I.  FINANCIAL INFORMATION:
Item 1.     a)  Condensed Consolidated Balance Sheets at September 30, 2000
                (unaudited) and March 31, 2000........................................................      3

            b)  Condensed Consolidated Statements of  Income (unaudited) for the three and six
                months ended September 30, 2000 and September 30, 2000 and 1999.......................      4

            c)  Condensed Consolidated Statements of Cash Flows (unaudited)...........................      5

            d)  Notes to Condensed Consolidated Financial Statements (unaudited)......................      6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations ....     10

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.................................    25


Part II.  OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................................    25

Item 2.     Changes in Securities......................................................................    25

Item 4.     Submission of Matters to a Vote of Security Holders........................................    25

Item 6.     Exhibits and Reports on Form 8-K...........................................................    26

Signatures ............................................................................................    26

==============================================================================

PART I.    FINANCIAL INFORMATION
ITEM 1.    Financial Statements

                      APPLIED MICRO CIRCUITS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (In thousands, except par value)

                                                                           September 30, 2000        March 31,
                                                                           ------------------        ---------
                                                                                  2000                  2000
                                                                                  ----                  ----
                                                                              (unaudited)
                                  Assets
                                  ------
Current assets:
 Cash and cash equivalents                                                          $   79,224      $  170,102
 Short-term investments - available-for-sale                                           962,752         784,449
 Accounts receivable, net of allowance for doubtful accounts of $1,314
  and $314 at September 30, 2000 (unaudited) and March 31, 2000,                        49,032          25,459
  respectively

 Inventories                                                                            11,153          10,925
 Deferred income taxes                                                                      --           4,148
 Other current assets                                                                   14,932          10,321
                                                                                    ----------      ----------
   Total current assets                                                              1,117,093       1,005,404
Property and equipment, net                                                             52,815          37,842
Purchased intangibles, net of $10,847 of accumulated amortization at                   218,962              --
  September 30, 2000
Other assets                                                                             3,552           3,636
                                                                                    ----------      ----------
   Total assets                                                                     $1,392,422      $1,046,882
                                                                                    ==========      ==========
               Liabilities And Stockholders' Equity
               ------------------------------------
Current liabilities:
 Accounts payable                                                                   $   16,803      $    8,818
 Accrued payroll and related expenses                                                    8,108           7,618
 Other accrued liabilities                                                              18,348           6,448
 Deferred revenue                                                                        4,147           2,776
 Deferred income taxes, current                                                          1,154              --
 Current portion of long-term debt                                                       1,443           1,394
 Current portion of capital lease obligations                                              677             729
                                                                                    ----------      ----------
   Total current liabilities                                                            50,680          27,783
Deferred income taxes, long-term                                                        11,232
Long-term debt, less current portion                                                     2,865           3,599
Long-term capital lease obligations,  less current portion                               1,371           1,695
Stockholders' equity:
 Preferred Stock, $0.01 par value:
 2,000 shares authorized, none issued and outstanding                                       --              --
 Common Stock, $0.01 par value:
 Authorized shares - 630,000; issued and outstanding shares - 253,158 at                 1,266           1,218
  September 30, 2000 (unaudited) and 243,684 at March 31, 2000
 Additional paid-in capital                                                          1,273,854         944,512
 Deferred compensation, net                                                            (46,483)         (1,443)
 Accumulated other comprehensive income (loss)                                             488            (166)
 Retained earnings                                                                      97,149          70,139
 Notes receivable from stockholders                                                         --            (455)
                                                                                    ----------      ----------
   Total stockholders' equity                                                        1,326,274       1,013,805
                                                                                    ----------      ----------
   Total liabilities and stockholders' equity                                       $1,392,422      $1,046,882
                                                                                    ==========      ==========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (UNAUDITED)
                     (in thousands, except per share data)



                                                                   THREE MONTHS          SIX MONTHS
                                                                       ENDED                ENDED
                                                                    SEPTEMBER 30,       SEPTEMBER 30,
                                                                 ----------------------------------------
                                                                    2000      1999      2000      1999
                                                                 ----------------------------------------
Net revenues....................................................  $ 97,007  $ 37,898  $171,195  $ 69,541
Cost of revenues................................................    24,532    11,326    43,846    21,609
                                                                  --------  --------  --------  --------
Gross profit....................................................    72,475    26,572   127,349    47,932
Operating expenses:
      Research and development..................................    19,806     7,194    34,643    13,548
      Selling, general and administrative.......................    14,780     6,548    25,391    12,117
      Amortization of goodwill and purchased intangibles........     8,563        --    10,847        --
      Acquired in-process research and development..............     3,600        --    25,400        --
                                                                  --------  --------  --------  --------
           Total operating expenses.............................    46,749    13,742    96,281    25,665
                                                                  --------  --------  --------  --------
Operating income................................................    25,726    12,830    31,068    22,267
Interest income, net............................................    13,465     1,005    25,742     1,889
                                                                  --------  --------  --------  --------
Income before income taxes......................................    39,191    13,835    56,810    24,156
Provision for income taxes......................................    15,576     4,738    29,800     8,273
                                                                  --------  --------  --------  --------
Net income......................................................  $ 23,615  $  9,097  $ 27,010  $ 15,883
                                                                  ========  ========  ========  ========
Basic earnings per share:
      Earnings per share........................................     $0.10     $0.04     $0.11     $0.08
                                                                  ========  ========  ========  ========
      Shares used in calculating basic earnings per share.......   248,046   210,172   245,376   207,946
                                                                  ========  ========  ========  ========
Diluted earnings per share:
      Earnings per share........................................     $0.09     $0.04     $0.10     $0.07
                                                                  ========  ========  ========  ========
      Shares used in calculating diluted earnings per share.....   271,798   231,728   268,480   229,976
                                                                  ========  ========  ========  ========


    See accompanying Notes to Condensed Consolidated Financial Statements.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (in thousands)

                                                                                                SIX MONTHS ENDED
                                                                                                  SEPTEMBER 30,
                                                                                           --------------------------
                                                                                                  2000         1999
                                                                                           --------------------------
Operating Activities
        Net income.......................................................................     $    27,010    $ 15,883
        Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation and amortization................................................           5,192       3,820
            Amortization of purchased intangibles........................................          10,847          --
            Acquired in-process research and development.................................          25,400          --
            Amortization of deferred compensation........................................             816         308
            Tax benefit of disqualifying dispositions....................................          30,413          --
            Changes in assets and liabilities:
                Accounts receivable......................................................         (23,477)        414
                Inventories..............................................................            (228)       (662)
                Other assets.............................................................          (3,693)        908
                Accounts payable.........................................................           7,300       1,689
                Accrued payroll and other accrued liabilities............................          10,265         422
                Deferred income taxes....................................................              --         300
                Deferred revenue.........................................................             463         735
                                                                                              -----------    --------
            Net cash provided by operating activities....................................          90,308      23,817
Investing Activities
       Proceeds from sales and maturities of short-term investments......................       1,095,381      68,976
       Purchase of short-term investments................................................      (1,273,013)    (74,375)
       Notes receivable from officers and employees......................................              11         840
       Payments for acquired businesses, less cash acquired..............................          (9,575)         --
       Purchase of property and equipment................................................         (19,486)     (7,962)
                                                                                              -----------    --------
                   Net cash used for investing activities................................        (206,682)    (12,521)
Financing Activities
       Proceeds from issuance of common stock............................................          26,172       3,800
       Repurchase of restricted stock....................................................             (54)        (10)
       Payments on capital lease obligations.............................................            (377)       (578)
       Payments on stockholder's notes...................................................             455          --
       Payments on long-term debt........................................................            (684)     (1,202)
       Other.............................................................................             (16)         --
                                                                                              -----------    --------
            Net cash provided by financing activities....................................          25,496       2,010
                                                                                              -----------    --------
            Net increase (decrease) in cash and cash equivalents.........................         (90,878)     13,306
Cash and cash equivalents at beginning of period.........................................         170,102      13,530
                                                                                              -----------    --------
Cash and cash equivalents at end of period...............................................     $    79,224    $ 26,836
                                                                                              ===========    ========

Supplemental disclosure of cash flow information:
        Cash paid for:
           Interest......................................................................     $       249    $    396
                                                                                              ===========    ========
           Income taxes..................................................................     $       437    $  5,583
                                                                                              ===========    ========

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

   On October 30, 2000, the Company effected a two-for-one stock split in the
form of a 100% stock dividend.   Accordingly, all prior share, per share, common
stock, and stock option amounts in this Quarterly Report on Form 10-Q have been restated to reflect the stock split.

   The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these accompanying financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2000.

   Certain prior period amounts have been reclassified to conform to the current period presentation.

2. EARNINGS PER SHARE

   The reconciliation of shares used to calculate basic and diluted earnings per share, restated to reflect the two-for-one stock split, consists of the following (in thousands):

                                                            THREE MONTHS              SIX MONTHS
                                                               ENDED                     ENDED
                                                             SEPTEMBER 30,            SEPTEMBER 30,
                                                       -------------------------------------------------
                                                            2000       1999          2000         1999
                                                       -------------------------------------------------
Shares used in basic earnings per share
   computations-weighted average common shares
   outstanding                                             248,046     210,172       245,376     207,946
Net effect of dilutive common share
   equivalents                                              23,752      21,556        23,104      22,030
                                                          --------    --------      --------     -------
Shares used in diluted earnings per share
   Computations                                            271,798     231,728       268,480     229,976
                                                           =======     =======      ========      =======

3.  CERTAIN FINANCIAL STATEMENT INFORMATION


                                                SEPTEMBER 30,   MARCH 31,
                                                   2000           2000
                                               --------------------------
Inventories (in thousands):
  Finished goods                                      $ 2,346     $ 2,666
  Work in process                                       7,223       6,966
  Raw materials                                         1,584       1,293
                                                      -------     -------
                                                      $11,153     $10,925
                                                      =======     =======


                                                SEPTEMBER 30,   MARCH 31,
                                                    2000          2000
                                               --------------------------
Property and equipment (in thousands):
  Machinery and equipment                            $ 53,708     $46,375
  Leasehold improvements                               11,742       8,352
  Computers, office furniture and equipment            30,141      20,743
  Land                                                  4,808       4,808
                                                     --------     -------
                                                      100,399      80,278
Less accumulated depreciation and amortization        (47,584)    (42,436)
                                                     --------     -------
                                                     $ 52,815     $37,842
                                                     ========     =======

     In September 1999, the Financial Accounting Standards Board ("FASB") issued Emerging Issues Task Force Topic No. D-83 ("EITF D-83"), "Accounting for Payroll Taxes Associated with Stock Option Exercises." EITF D-83 requires that payroll taxes paid on the difference between the exercise price and the fair value of acquired stock in association with an employee's exercise of stock options be treated as operating expenses. Payroll taxes on stock option exercises were $2.1 million and $2.5 million for the three and six months ended September 30, 2000, respectively.

4.  COMPREHENSIVE INCOME

    The components of comprehensive income, net of tax, are as follows (in thousands):


                                             THREE MONTHS        SIX MONTHS
                                                ENDED               ENDED
                                             SEPTEMBER 30,       SEPTEMBER 30,
                                        ---------------------------------------
                                           2000      1999     2000        1999
                                        ---------------------------------------
Net income                                $23,615    $9,097  $27,010    $15,883
Change in market value of
  available-for-sale investments              799        --      671       (174)
Foreign currency translation adjustment        (8)       --      (17)        --
                                          -------    ------  -------    -------
Comprehensive income                      $24,406    $9,097  $27,664    $15,709
                                          =======    ======  =======    =======

   Accumulated other comprehensive income (loss) presented in the accompanying consolidated condensed balance sheets consists of the accumulated net unrealized gain (loss) on available-for-sale investments and foreign currency translation adjustments.

5.  BUSINESS COMBINATIONS

   On September 21, 2000, the Company acquired SiLUTIA, Inc. ("SiLUTIA"), a digital and mixed-signal company focused on providing high-speed, low-power I/O connectivity solutions for the broadband communications market. According to the terms of the merger agreement, the Company issued 566,834 shares of its common stock and assumed options to purchase 69,148 shares of its common stock. The transaction was accounted for as a purchase and accordingly, the accompanying financial statements include the results of operations of SiLUTIA subsequent to the acquisition date.

   On June 8, 2000, the Company completed the acquisition of YuniNetworks, Inc., a developer of scalable switch fabric silicon solutions for communication equipment. Under the terms of the merger agreement, in exchange for all YuniNetworks' shares of common and preferred stock, AMCC issued 4,048,646 shares of its common stock and assumed options to purchase 267,444 shares of its common stock. Pursuant to a separate agreement, AMCC purchased 10% of the YuniNetworks' shares held by the majority stockholder of YuniNetworks for $8.9 million in cash. The accompanying financial statements include the results of operations of YuniNetworks from the date of acquisition.

   The Company conducted independent valuations of the intangible assets acquired in these acquisitions in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: goodwill, developed core technology, assembled workforce and acquired in-process research and development ("IPR&D").

   In connection with the above mentioned purchase transactions, the Company recorded charges for acquired IPR&D of approximately $25.4 million in the six months ended September 30, 2000. Any related purchased IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The remaining identified intangibles, including goodwill, will be amortized on a straight-line basis over lives ranging from 3 to 6 years.

   The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding acquired IPR&D charges above, as if the acquisitions had occurred at the beginning of each period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of the results which may occur in the future.

                                                       Six Months Ended
                                                         September 30,
                                                ------------------------------
                                                     2000           1999
                                                     ----           ----
Net sales                                          $171,333        $69,659
                                                   ========        =======
Net income                                         $ 34,725        $ 6,643
                                                   ========        =======
Diluted earnings per share                         $   0.13        $  0.03
                                                   ========        =======


   During fiscal 2001, the Company also completed the acquisitions of pBaud Logic, Inc. and Chameleon Technologies, which were accounted for as purchases.

   On October 25, 2000, the Company completed the merger with MMC Networks, Inc. ("MMC"), a fabless semiconductor company that provides network processors, traffic management and switch fabric technology. Under the terms of the merger agreement, in exchange for all of the outstanding stock of MMC, the company issued 41,307,900 shares of its common stock and assumed options to purchase 8,152,638 shares of its common stock. The acquisition was accounted for as a purchase.

6. CONTINGENCIES

   The Company is party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties. In addition, since 1993 the Company has been named as a potentially responsible party (``PRP'') along with a large number of other companies that used Omega Chemical Corporation (``Omega'') in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site for which the Company has accrued approximately $100,000. On September 14, 2000, the Company entered into a consent decree with the Environmental Protection Agency, pursuant to which the Company agreed to fund its proportionate share of the initial remediation efforts at the Whittier site. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company's financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company's results of operations in any period.

7.   NEW ACCOUNTING PRONOUNCEMENTS

     In March 2000, the FASB issued FASB Interpretation No. 44 ("Interpretation"), "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principles Board Opinion No. 25," clarifying the guidance for certain stock compensation issues, including the treatment of unvested stock and stock options issued in purchase business combinations. The Interpretation requires that unvested stock and stock options granted by the acquiring Company in exchange for unvested stock and stock options held by employees of the target company be accounted for at intrinsic value and such amount be recorded as deferred compensation by the acquiring company. Accordingly, the Company recorded approximately $43.4 million in deferred compensation in conjunction with the acquisition of SiLUTIA (Note 5). Additionally, the Interpretation requires companies to value vested options at fair value and include such value in the determination of the total value of consideration issued in a transaction.

     In December 1999, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to adopt SAB 101 in the quarter ending March 31, 2001. The Company does not expect the impact of adopting SAB 101 on its financial position and results of operations to be material.

     In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognizes all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The Company does not believe this will have a material effect on the Company's operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will adopt SFAS 133 as required for its first quarterly filing of fiscal year 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management's Discussion and Analysis of Financial Condition and Results of Operations that are included in the Annual Report on Form 10-K for the year ended March 31, 2000 for Applied Micro Circuits Corporation. This Quarterly Report on Form 10-Q, and in particular this Management's Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future financial performance of the Company that involve certain risks and uncertainties including, but not limited to, those set forth in the "Risk Factors" discussed below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

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

RESULTS OF OPERATIONS

     The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                  THREE MONTHS ENDED               SIX MONTHS ENDED
                                         ----------------------------------------------------------------------
                                            SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,   SEPTEMBER 30,
                                                2000            1999            2000            1999
                                         ----------------------------------------------------------------------
Net revenues............................            100.0%          100.0%          100.0%          100.0%
Cost of revenues........................             25.3%           29.9%           25.6%           31.1%
                                                    -----           -----           -----           -----
Gross profit............................             74.7%           70.1%           74.4%           68.9%
Operating expenses:
  Research and development..............             20.4%           19.0%           20.2%           19.5%
  Selling, general and administrative...             15.2%           17.3%           14.8%           17.4%
  Amortization of goodwill and
         purchased intangibles..........              8.8%             --             6.3%             --
  Acquired in-process R&D...............              3.7%             --            14.9%             --
                                                    -----           -----           -----           -----
     Total operating expenses...........             48.2%           36.3%           56.2%           36.9%
                                                    -----           -----           -----           -----
Operating income........................             26.5%           33.9%           18.1%           32.0%
Interest income, net....................             13.9%            2.7%           15.0%            2.7%
                                                    -----           -----           -----           -----
Income before income taxes..............             40.4%           36.5%           33.2%           34.7%
Provision for income taxes..............             16.1%           12.5%           17.4%           11.9%
                                                    -----           -----           -----           -----
Net income..............................             24.3%           24.0%           15.8%           22.8%
                                                    =====           =====           =====           =====

   Net Revenues. Net revenues for the three months and six months ended September 30, 2000 were $97.0 million and $171.2, respectively, representing increases of 156% and 146%, over net revenues of $37.9 million and $69.5 million for the three and six months ended September 30, 1999, respectively. Revenues from sales of communications products increased to 83% of net revenues for both the three and six months ended September 30,

2000 from 81% and 76% of net revenues for the three and six months ended September 30, 1999, respectively. This increase reflects both unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of non-communication products, consisting of the ATE, high-speed computing and military products, decreased to 17% of net revenues during both the three and six months ended September 30, 2000, from 19% and 24% of net revenues for the three and six months ended September 30, 1999, respectively. Sales to Nortel Networks, Inc., and its contract manufacturers, accounted for 20% and 27% of net revenues for the three and six months ended September 30, 2000, respectively, as compared to 36% and 33% for the three and six months ended September 30, 1999, respectively. Sales to Insight Electronics, Inc., our domestic distributor, accounted for 18% of net revenues in both the three and six months ended September 30, 2000, compared to 15% for both the three and six months ended September 30, 1999. Sales outside of North America accounted for 15% and 17% of net revenues for the three and six months ended September 30, 2000, respectively, as compared to 21% and 23% for the three and six months ended September 30, 1999.

   Gross Margin. Gross margin was 74.7% and 74.4% for the three and six months ended September 30, 2000, as compared to 70.1% and 68.9% for the three and six months ended September 30, 1999, respectively. The increase in gross margin was driven principally by the increasing mix of our communications standard products. Our gross margin is primarily impacted by the average selling prices of our IC's, factory utilization, wafer yields, product mix, cost of material, cost of labor and the timing of depreciation expense. Our strategy is to maximize factory utilization whenever possible, maintain or improve manufacturing yields, and focus on the development and sales of high-performance products that can have higher gross margins. There can be no assurance, however, that we will be successful in achieving these objectives. In addition, these factors can vary significantly from quarter to quarter, which would likely result in fluctuations in quarterly gross margin and net income.

   Research and Development. Research and development ("R&D") expenses increased 175% to approximately $19.8 million, or 20.4% of net revenues, for the three months ended September 30, 2000, from approximately $7.2 million, or 19.0% of net revenues, for the three months ended September 30, 1999, and increased to $34.6 million, or 20.2% of net revenues, for the six months ended September 30, 1999, from $13.5 million, or 19.5% of net revenues for the six months ended September 30, 1999. The increase in R&D expenses was due to accelerated new product and process development efforts and an increase in personnel costs as a result of additional R&D personnel, as well as increases in the amortization of deferred compensation related to stock options assumed from acquired companies and payroll taxes related to stock option exercises. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, we expect R&D expenses to increase in the future as we fund our development projects and as a result of increased amortization of deferred compensation from stock options assumed through our acquisitions. Currently, R&D expenses are focused on the development of products and processes for the communications markets, and we expect to continue this focus.

   Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $14.8 million, or 15.2% of net revenues, and $25.4 million, or 14.8% of net revenues, for the three and six months ended September 30, 2000, as compared to approximately $6.5 million, or 17.3% of net revenues, and $12.1 million, or 17.4% of net revenues, for the three and six months ended September 30, 1999. The increase in SG&A expenses for the three and six months ended September 30, 2000 was primarily due to an increase in personnel costs, including the amortization of deferred compensation, payroll taxes on stock option exercises, recruiting, relocation, and travel and increases in commissions earned by sales representatives. We expect SG&A expenses to increase in the future due principally to additional staffing in our sales and marketing departments, increased spending on information technology and product promotion, as well as increases in the amortization of deferred compensation related to stock options assumed through our acquisitions.

   Amortization of goodwill and Purchased Intangibles. Amortization of goodwill and Purchased intangibles of $8.6 million and $10.8 million for the three and six months ended September 30, 2000, respectively, related to the acquired intangibles of SiLutia, Inc., YuniNetworks, Inc., pBaud Logic, Inc. and Chameleon Technologies, Inc. In future periods, the Company expects amortization of intangibles to increase significantly as a result of the acquisition of MMC, which occurred after the end of the quarter.

   Acquired In-process Research and Development. For the three and six months ended September 30, 2000, we recorded $3.6 million and $25.4 million of acquired in-process research and development resulting from the acquisition of YuniNetworks and SiLUTIA. See Note 5 of the Notes to Condensed Consolidated Financial Statements. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process R&D that may cause fluctuations in our interim or annual operating results. During the third quarter of fiscal 2001 we expect to record a signficant charge for the acquired in process R&D related to the acquistion of MMC.

   Net Interest Income. Net interest income increased to $13.5 million for the three months ended September 30, 2000 from $1.0 million for the three months ended September 30, 1999 and increased to $25.7 million for the six months ended September 30, 2000 from $1.9 million for the six months ended September 30, 1999. This increase was due principally to increased funds available for investment.

   Provision for Income Taxes. The effective tax rate for the three and six months ended September 30, 2000 was 40% and 52%, respectively. This amount differed from statutory rates primarily due to the nondeductibility of in-process R&D and the amortization of purchased intangibles.

   Deferred Compensation. During the three and six months ended September 30, 2000, we recorded $43.4 million and $45.9 million of deferred compensation related to restricted stock and options granted to founders and employees of acquired companies, resulting in amortization of $610,000 and $744,000, respectively. In future periods we expect amortization of deferred compensation to increase significantly as a result of the acquisition of MMC which occured subsequent to quarter end and the acquisition of SiLUTIA which is only reflected in the results from the date of acquisition.

   Backlog. Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not a good indicator of future revenue. Our backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $140.3 million on September 30, 2000, compared to $45.8 million on September 30, 1999.

LIQUIDITY AND CAPITAL RESOURCES

   Our principal source of liquidity as of September 30, 2000 consists of $1,042.0 million in cash, cash equivalents and short-term investments. Working capital as of September 30, 2000 was $1,066.4 million, compared to $977.6 million as of March 31, 2000. This increase in working capital was primarily due to net cash provided by operating activities, offset by payments for acquired businesses and the purchase of property and equipment.

   For the six months ended September 30, 2000 and 1999, net cash provided by operating activities was $90.3 million and $23.8 million, respectively. Net cash provided by operating activities for the six months ended September 30, 2000 primarily reflected net income before depreciation, amortization and other non-cash charges plus increased accounts payable and accrued liabilities offset by increases in accounts receivable.

   Capital expenditures totaled $19.5 million for the six months ended September 30, 2000, which included approximately $5.4 million for engineering hardware and design software and $12.0 million for test and manufacturing equipment, compared to capital expenditures of $8.0 million for the six months ended September 30, 1999. We intend to increase our capital expenditures for engineering hardware and software, manufacturing equipment and test equipment.

   We are exploring alternatives for the expansion of our manufacturing capacity, including building a new wafer fabrication facility, purchasing a wafer fabrication facility, and entering into strategic relationships to obtain additional capacity. Any of these alternatives could require a significant investment by us, and there can be no assurance that any of the alternatives for expansion of our manufacturing capacity will be available on a timely basis.

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

     . increases in the costs of products by suppliers;

     . discontinuance of products by suppliers;

     . fluctuations in product life cycles;

     . fluctuations in manufacturing output, yields and inventory levels or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

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

     . costs associated with acquisitions and the integration of acquired companies, including MMC Networks;

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

     . general communications systems industry and semiconductor industry conditions; and

     . general economic conditions.

     Our expense levels are relatively fixed and are based, in part, on our expectations of future revenues. We are continuing to increase our operating expenses for additional manufacturing capacity, personnel and new product development. We have limited ability to reduce expenses quickly in response to any revenue shortfalls. Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues. We can have revenue shortfalls for a variety of reasons, including:

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

     Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering might result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render the customers' products less marketable. We currently anticipate that an increasing portion of our revenues in future periods will be derived from sales of application-specific standard products, or ASSPs, as compared to application specific integrated circuits, or ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which may make it increasingly difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

A disruption in the manufacturing capabilities of our outside foundries would negatively impact the production of certain of our products.

     We rely on outside foundries for the manufacture of certain products, including all of our products designed on CMOS processes and silicon germanium processes. The outside foundries manufacture our products on a purchase order basis. We expect that, for the foreseeable future, a single foundry will manufacture certain products. Since we place orders on a purchase order basis, these suppliers can allocate, and in the past have allocated, capacity to the production of other companies' products while reducing deliveries to us on a short notice. Because establishing relationships and ramping production with new outside foundries takes several months to over a year, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry would negatively impact the production of certain of our products for a substantial period of time. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

If we do not successfully expand our manufacturing capacity on time, we may face serious capacity constraints.

     We currently manufacture a significant portion of our IC products at our fabrication facility in San Diego, California. We believe that we will be able to satisfy our production needs of the products built in the San Diego facility through the end of fiscal 2001, although this date may vary depending on, among other things, our rate of growth.

     We are exploring alternatives for the further expansion of our manufacturing capacity, including:

     . entering into strategic relationships to obtain additional capacity;

     . building a new fabrication facility; or

     . purchasing a fabrication facility.

     Any of these alternatives, either singly or in combination, could require a significant investment by us. We cannot assure you that any of the alternatives for expansion of our manufacturing capacity will be available on a timely basis or that we will be able to manage our growth and effectively integrate the expansion into our current operations.

     The cost of any investment we may have to make to expand our manufacturing capacity is expected to be funded through a combination of available cash, cash equivalents and short-term investments, cash from operations and additional debt, lease or equity financing. We may not be able to obtain the additional financing necessary to fund the construction and completion of the expanded manufacturing facility.

     Building a new fabrication facility or purchasing a fabrication facility entails significant risks, including:

     . shortages of materials and skilled labor;

     . unforeseen environmental or engineering problems;

     . work stoppages;

     . weather interferences; and

     . unanticipated cost increases.

     Any one of these risks could have a material adverse effect on the building, equipping and production start-up of a new facility or the expansion of our existing facility. Unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits could involve significant additional costs and delay the scheduled opening of a new facility and could reduce our anticipated revenues. Also, the timing of commencement of operation of a new facility will depend upon the availability, timely delivery, successful installation and testing of the necessary process equipment. As a result of the foregoing and other factors, a new facility may not be completed and in volume production within budget or within the necessary timeframe. In addition, we may be unable to achieve adequate manufacturing yields in a new facility in a timely manner, and our revenues may not increase commensurate with the increase in manufacturing capacity associated with a facility.

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

     Any of these risks could materially harm our business, financial condition and results of operations. We cannot assure you that any business that we acquire will achieve anticipated revenues or operating results.

The merger with MMC Networks may not realize the anticipated benefits.

     On October 25, 2000, we completed a merger with MMC Networks. We entered the merger agreement with MMC Networks with the expectation that the merger would result in benefits to us including:

     . combining complementary technologies to permit us to provide products with more complete solutions than we can now provide on our own;

     . a combined company with greater financial, technology and human resources for developing new products and providing greater sales and marketing resources to promote and sell our products; and

     . providing us with access to MMC Networks' customer base to increase distribution of our products.

     Our success in achieving these benefits will depend on whether we can integrate the technology, operations and personnel of the two companies in a timely and efficient manner. We must minimize the risk that the merger will result in the loss of key employees or the continued diversion of our management's attention. The integration of sales of MMC Networks' products into our business model may jeopardize our success. MMC Networks' technology and products address the network processor market, which is a new market for us.

     As a result of the merger, we expect to capitalize a significant amount of intangible assets, including goodwill. These intangible assets will be amortized over the period of expected benefit and will materially adversely effect our operating results reported on a GAAP basis. In addition, we expect to take a charge for acquired in-process research and development which will further decrease our GAAP basis operating results for the third quarter of fiscal 2001.

     We cannot assure you that MMC Networks will be successfully integrated or that we will realize any of the anticipated benefits. Failure to successfully integrate the two companies successfully could have a material adverse effect on our business, financial condition and operating results.

Our operating results substantially depend on manufacturing output and yields, which may not meet expectations.

     We manufacture most of our ICs at our San Diego fabrication facility. Manufacturing ICs requires manufacturing tools which are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, then our ability to manufacture the related product would be impaired and our business would suffer until the tool were repaired or replaced.

     Our yields decline whenever a substantial percentage of wafers must be rejected or a significant number of die on each wafer are nonfunctional. Such declines can be caused by many factors, including minute levels of contaminants in the manufacturing environment, design issues, defects in masks used to print circuits on a wafer and difficulties in the fabrication process. The ongoing expansion of the manufacturing capacity of our existing fabrication facility could increase the risk of contaminants in the facility. In addition, design iterations and process changes by our suppliers can cause a risk of contamination. Many of these problems are difficult to diagnose, and are time consuming and expensive to remedy and can result in shipment delays.

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

     In addition, our manufacturing output or yields may decline as a result of power outages, accidents, natural disasters or other disruptions to the manufacturing process.

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

     . difficulties selecting and integrating new subcontractors;

     . limited warranties on products supplied to us;

     . potential increases in prices; and

     . potential misappropriation of our intellectual property.

     Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between ourselves and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delay product delivery, which would harm our profitability and customer relationships.

If the subcontractors we use to manufacture our products discontinue the manufacturing processes needed to meet our demands, or fail to upgrade their technologies needed to manufacture our products, we may face production delays.

     Our requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production on an older or lower-volume process that it uses to produce our parts. We cannot be certain our external foundries will continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs and harm our ability to deliver our products on time.

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

     Our future success will depend upon our ability to continue to improve existing process technologies, to develop or acquire new process technologies including silicon germanium processes, and to adapt our process technologies to emerging industry standards. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies, including but not limited to silicon germanium process technologies, in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

Our customers are concentrated, so the loss of one or more key customers could significantly reduce our revenues and profits.

     A relatively small number of customers has accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from any of our major customers. We anticipate that sales of products to relatively few customers will continue to account for a significant portion of our revenues. If a significant customer overstocked our products, additional orders for our products could be harmed. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

     Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

     . customers may stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

     . design wins with customers may not result in significant sales to such customers;

     . the introduction of a customer's new products may be late or less successful in the market than planned;

     . a significant customer's product line using our products may rapidly decline or be phased out;

     . significant customers may not incorporate our products in their future product designs;

     . agreements with customers typically do not require them to purchase a minimum amount of our products;

     . many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

     . we may not be able to successfully develop relationships with additional significant network equipment vendors; and

     . our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products.

     Any one of the factors above could have a material adverse effect on our business, financial condition and results of operation.

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

An important part of our strategy is to continue our focus on the markets for high-speed communications ICs and to begin focus on the market for network processors. If we are unable to expand our share of these markets further, our revenues could stop growing and may decline.

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

     Customers for network processors have substantial technological capabilities and financial resources. They traditionally use these resources to internally develop the ASIC components and develop programs for the general-purpose processors utilized in our network processor products. Our future prospects are dependent upon our customers' acceptance of network processors as an alternative to ASIC components and general-purpose processors. Future prospects also are dependent upon acceptance of third-party sourcing for network processors as an alternative to in-house development. Network equipment vendors may in the future continue to use internally-developed ASIC components and general-purpose processors. They also may decide to develop or acquire components, technologies or network processors that are similar to, or that may be substituted for, our network processor products.

     If our network equipment vendor customers fail to accept network processors as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase our network processor products, or if we are otherwise unable to develop strong relationships with network equipment vendors, our business, financial condition and results of operations would be materially and adversely affected.

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

     . increased integration with other functions; and

     . rapid product obsolescence.

     To develop new products for the communications markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. In addition, we must have our products designed into our customers' future products and maintain close working relationships with key customers in order to develop new products that meet customers' changing needs. We must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. If we fail to achieve design wins with key customers, our business will significantly suffer because once a customer has designed a supplier's product into its system, the customer typically is extremely reluctant to change its supply source due to significant costs associated with qualifying a new supplier.

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

     The communications IC market is highly competitive and we expect that competition will increase in these markets. Our ability to compete successfully in our markets depends on a number of factors, including:

     . success in designing and subcontracting the manufacture of new products that implement new technologies;

     . product quality, reliability and performance;

     . customer support;

     . time-to-market;

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

     In the communications markets, we compete primarily against Conexant, Giga (acquired by Intel), Infineon, Lucent, Maxim, Philips, PMC-Sierra, TriQuint and Vitesse. Some of these companies have significantly greater financial and other resources than us, and some of these companies use other process technology such as gallium arsenide which may have certain advantages over technology we currently use. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capabilities.

We expect revenues that are currently derived from non-communications markets will decline in future periods.

     We have derived significant revenues from product sales to customers in the automated test equipment, or ATE, high-speed computing and military markets and currently anticipate that we will continue to derive revenues from sales to customers in these markets in the near term. We are not currently funding product development efforts in these markets, and we expect that revenues from products in these markets will decline in future periods. The market for ATE and high-speed computing IC products is subject to extreme price competition, and we may not be able to reduce the costs of manufacturing high-speed computing IC products in response to declining average selling prices.

     We expect that certain competitors will seek to develop and introduce products that integrate the functions performed by our ATE and high speed computing IC products on single chips. One or more of our customers may choose to utilize discrete components to perform the functions served by our high-speed computing IC products or may use their own design and fabrication facilities to create a similar product. In either case, the need for ATE and high-speed computing customers to purchase our IC products could be eliminated.

The complexity of our network processor products frequently leads to errors, defects and bugs when they are first introduced, which could negatively impact our reputation with customers.

     Products as complex as network processors frequently contain errors, defects and bugs when first introduced or as new versions are released. Our network processors have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the network processor products. This, in turn, could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. Errors, defects or bugs could cause problems, interruptions, delays or cessation of sales to our network processor customers.

     We may be required to make significant expenditures of capital and resources to resolve such problems. There can be no assurance that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers or our customers. This could result in:

     .   additional development costs;

     .   loss of, or delays in, market acceptance;

     . diversion of technical and other resources from our combined company's other development efforts;

     .   claims by our customers or others against it; and

     .   loss of credibility with our current and prospective customers.

     Any such event could have a material adverse effect on our business, financial condition and results of operations.

We may not be able to protect our intellectual property adequately.

     We rely in part on patents to protect our intellectual property. We cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

     Litigation may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Such litigation could result in substantial costs and diversion of resources, including the attention of our management and technical personnel and could have a material adverse effect on our business, financial condition and results of operations. We may be accused of infringing the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not harm our business.

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

Our operating results are subject to fluctuations because we rely substantially on international sales.

     International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. As a result, an increasing portion of our revenues may be subject to certain risks, including:

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

     We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could restrict our ability to expand our facilities at the present location or construct or operate a new fabrication facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of potentially responsible parties that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, we cannot assure you that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on our business.

Our ability to manufacture a sufficient number of products to meet demand could be severely hampered by a shortage of water or natural disasters.

     We use significant amounts of water throughout our manufacturing process. Previous droughts in California have resulted in restrictions being placed on water use by manufacturers and residents in California. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among California's different users. We cannot be certain that near term reductions in water allocations to manufacturers will not occur. Our existing fabrication facility is, and a potential new fabrication facility may be, located in Southern California and these facilities may be subject to natural disasters such as earthquakes or floods. We do not have earthquake insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster, such as an earthquake or flood, could have a material adverse impact on our business, financial condition and operating results.

Our stock price is volatile.

     The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations in:

     . our anticipated or actual operating results;

     . announcements or introductions of new products;

     . technological innovations or setbacks by us or our competitors;

     . conditions in the semiconductor, telecommunications, data communications or high-speed computing markets;

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


If we issue additional shares of stock in the future, it may have a dilutive effect on our stockholders.

     We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions through the use of stock, adopting additional equity incentive plans and raising equity capital. Any subsequent issuance of our common stock may result in immediate dilution of our then current stockholders.

ITEM 3.  QUANTITATIVE AND QUALTITATIVE DISCLOSURE ABOUT MARKET RISK

     At September 30, 2000, our investment portfolio included fixed-income securities of $962.8 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the average maturity date of the investment portfolio is relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition or results of operations.

     We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result, have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     From time to time, we may be involved in litigation relating to claims arising out of its operations on the normal course of business. As of the date of this Quarterly Report on Form 10-Q, we are not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on our business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     (b) Recent Sales of Unregistered Securities

     On September 21, 2000, we acquired all the outstanding stock of SiLUTIA, Inc. Under the terms of the related agreement, all of the outstanding stock of SiLUTIA was exchanged for approximately 566,000 shares of our Common Stock and the assumption of approximately 70,000 options. At the time of the transaction, the shares of Common Stock issued to the former SiLutia stockholders were not registered under the Securities Act because the transaction involved a non-public offering exempt from registration under Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. On September 26, 2000, we filed a registration statement on Form S-3 to cover the potential resale of 171,088 of our Common Stock issued pursuant to the agreement. The registration statement was subsequently amended on October 5, 2000 to increase the shares of our Common Stock covered under the registration statement to 258,600 shares.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We held our Annual Meeting of Stockholders (the "Annual Meeting") on August 29, 2000. Of the 248,671,846 shares of our Common Stock which could be voted at the Annual Meeting, 212,614,974 shares of our Common Stock, representing 86% of our outstanding Common Stock on the record date for the Annual Meeting of June 30, 2000, were represented at the Annual Meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

               (a) Election of the following persons to our Board of Directors, to hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified:


                                                      For          Withheld
                                                      ---          --------
               William K. Bowes, Jr.                212,252,424     362,550
               R. Clive Ghest                       212,327,300     287,674
               Franklin P. Johnson, Jr.             212,248,902     366,072
               S. Atiq Raza                         212,312,338     302,636
               David M. Rickey                      212,325,610     289,364
               Roger A. Smullen, Sr.                212,310,160     304,814
               Arthur B. Stabenow                   212,328,632     286,342
               Harvey P. White                      212,324,866     290,108

          (b) Approval of the amendment to our Amended Restated Certificate of Incorporation to increase the authorized shares of our Common Stock by 450,000,000 shares to a total of 630,000,000 shares:

             For            Against         Abstain          Broker non
             ---            -------         -------          ----------
          188,931,268       23,422,286         261,418                0



          (c) Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2001:


             For            Against         Abstain
             ---            -------         -------
          212,408,456           53,634          152,866


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (A)  EXHIBITS

        10.35 Lease of Facilities in Andover Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000

        27.1   Financial Data Schedule

   (B) We filed the following current reports on Form 8-K with the Commission during the three months ended September 30, 2000:

        1) On July 17, 2000, we filed an Amended Current Report on form 8-K/A to amend the Current Report on Form 8-K we filed on June 23, 2000, to announce the acquisition on June 8, 2000 of YuniNetworks, Inc.

        2) On September 7, 2000, we filed a Current Report on Form 8-K to announce the execution of a definitive agreement to acquire MMC Networks, Inc.



                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 12, 2000        Applied Micro Circuits Corporation

                                        By: /s/ William Bendush
                                            -------------------
                                               William Bendush
                                Vice President
                                   And Chief Financial Officer
                                (Duly Authorized Signatory and Principal
                                   Financial and Accounting Officer)