Form 10-Q
period 2000-12-31
APPLIED MICRO CIRCUITS CORP
filed 2001-02-14
CIK 711065

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE FISCAL QUARTER ENDED DEEMBER 31, 2000, OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

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

                                  YES [X]   NO [ ]

    As of February 5, 2001, 298,475,800 shares of the Registrant's Common Stock were issued and outstanding.

                       APPLIED MICRO CIRCUITS CORPORATION
                                     INDEX

                                                                         PAGE
                                                                         ----
Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements............................................  3


         a) Condensed Consolidated Balance Sheets at December 31, 2000
            (unaudited) and March 31, 2000...............................  3

         b) Condensed Consolidated Statements of Operations (unaudited)
            for the three and nine months ended December 31, 2000
            and 1999.....................................................  4

         c) Consolidated Statements of Cash Flows (unaudited)
            for the nine months ended December 31, 2000 and 1999.........  5

         d) Notes to Condensed Consolidated Financial Statements
            (unaudited)..................................................  6

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations............................. 10

Item 3.  Quantitative and Qualitative Disclosures About
         Market Risk..................................................... 25

Part II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K................................ 26

Signatures............................................................... 26


================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                       APPLIED MICRO CIRCUITS CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                                                                 December 31,        March 31,
                                                                                                    2000               2000
                                                                                                ------------        ---------
                                                                                                 (unaudited)
                                        Assets
                                        ------
Current assets:
  Cash and cash equivalents..............................................................         $   88,747        $  170,102
  Short-term investments - available-for-sale............................................          1,040,058           784,449
  Accounts receivable, net of allowance for doubtful accounts of $2,828 and
    $314 at December 31, 2000 (unaudited) and March 31, 2000,  respectively..............             87,030            25,459
  Inventories (see Note 3)...............................................................             33,546            10,925
  Deferred income taxes..................................................................                 --             4,148
  Other current assets...................................................................             21,103            10,321
                                                                                                  ----------        ----------
     Total current assets................................................................          1,270,484         1,005,404
Property and equipment, net..............................................................             79,069            37,842
Purchased intangibles, net of $149,118 of accumulated amortization at December 31, 2000..          4,209,378                --
Other assets.............................................................................              2,948             3,636
                                                                                                  ----------        ----------
     Total assets........................................................................         $5,561,879        $1,046,882
                                                                                                  ==========        ==========

                        Liabilities And Stockholders' Equity
                        ------------------------------------
Current liabilities:
  Accounts payable.......................................................................         $   35,100        $    8,818
  Accrued payroll and related expenses...................................................             17,040             7,618
  Other accrued liabilities..............................................................             18,850             6,448
  Deferred revenue.......................................................................              4,425             2,776
  Deferred income taxes, current.........................................................             87,105                --
  Current portion of long-term debt......................................................                657             1,394
  Current portion of capital lease obligations...........................................                662               729
                                                                                                  ----------        ----------
     Total current liabilities...........................................................            163,839            27,783
Deferred income taxes, long-term.........................................................             68,775                --
Long-term debt, less current portion.....................................................              1,387             3,599
Long-term capital lease obligations, less current portion................................              1,184             1,695
Stockholders' equity:
  Preferred Stock, $0.01 par value:
    2,000 shares authorized, none issued and outstanding.................................                 --                --
  Common Stock, $0.01 par value:
    Authorized shares - 630,000; issued and outstanding shares - 296,424 at..............              2,964             2,436
    December 31, 2000 (unaudited) and 243,684 at March 31, 2000
  Additional paid-in capital.............................................................          5,897,299           943,294
  Deferred compensation, net.............................................................           (402,313)           (1,443)
  Accumulated other comprehensive income (loss)..........................................              1,129              (166)
  Retained earnings (deficit)............................................................           (172,338)           70,139
  Notes receivable from stockholders.....................................................                (47)             (455)
                                                                                                  ----------        ----------
     Total stockholders' equity..........................................................          5,326,694         1,013,805
                                                                                                  ----------        ----------
     Total liabilities and stockholders' equity..........................................         $5,561,879        $1,046,882
                                                                                                  ==========        ==========

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (in thousands, except per share data)

                                                                      THREE MONTHS           NINE MONTHS
                                                                         ENDED                  ENDED
                                                                      DECEMBER 31,           DECEMBER 31,
                                                                  --------------------  ----------------------
                                                                     2000       1999        2000        1999
                                                                  ---------   --------   ---------    --------
Net revenues....................................................  $ 143,269   $ 45,762   $ 314,464    $115,303
Cost of revenues (1) and (see Note 3)...........................     61,196     13,209     105,042      34,818
                                                                  ---------   --------   ---------    --------
Gross profit....................................................     82,073     32,553     209,422      80,485
Operating expenses:
  Research and development (1)..................................     31,285      8,281      65,342      21,829
  Selling, general and administrative (1).......................     20,498      7,061      45,731      19,178
  Stock-based compensation......................................     35,954         --      36,698          --
  Amortization of goodwill and purchased intangibles............    127,574         --     138,421          --
  Acquired in-process research and development..................    176,700         --     202,100          --
                                                                  ---------   --------   ---------    --------
     Total operating expenses...................................    392,011     15,342     488,292      41,007
                                                                  ---------   --------   ---------    --------
Operating income (loss).........................................   (309,938)    17,211    (278,870)     39,478
Interest income, net............................................     14,771      1,225      40,513       3,114
                                                                  ---------   --------   ---------    --------
Income (loss) before income taxes...............................   (295,167)    18,436    (238,357)     42,592
Income tax expense (benefit)....................................    (25,680)     6,324       4,120      14,597
                                                                  ---------   --------   ---------    --------
Net income (loss)...............................................  $(269,487)  $ 12,112   $(242,477)   $ 27,995
                                                                  =========   ========   =========    ========

Basic earnings (loss) per share:
  Earnings (loss) per share.....................................  $   (0.95)  $   0.06   $   (0.94)   $   0.13
                                                                  =========   ========   =========    ========
  Shares used in calculating basic earnings (loss) per share....    282,313    212,476     257,688     209,456
                                                                  =========   ========   =========    ========
Diluted earnings (loss) per share:
  Earnings (loss) per share.....................................  $   (0.95)  $   0.05   $   (0.94)   $   0.12
                                                                  =========   ========   =========    ========
  Shares used in calculating diluted earnings (loss) per share..    282,313    235,216     257,688     231,720
                                                                  =========   ========   =========    ========


(1) For presentation purposes, the functional line items exclude stock-based compensation charges related to acquired companies as follows (in thousands):

Cost of revenues................................................   $  1,203   $     --    $  1,203     $    --
Research and development........................................     18,122         --      18,708          --
Selling, general and administrative.............................     16,629         --      16,787          --
                                                                   --------   --------    --------     -------
                                                                   $ 35,954   $     --    $ 36,698     $    --
                                                                   ========   ========    ========     =======

     See accompanying Notes to Condensed Consolidated Financial Statements.

                       APPLIED MICRO CIRCUITS CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                 (in thousands)

                                                                                                       NINE MONTHS ENDED
                                                                                                          DECEMBER 31,
                                                                                                          ------------
                                                                                                      2000             1999
                                                                                                  -----------        ---------
Operating Activities
  Net income (loss).........................................................................      $  (242,477)       $  27,995
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Depreciation and amortization............................................................            9,589            5,802
   Amortization of purchased intangibles....................................................          149,118               --
   Acquired in-process research and development.............................................          202,100               --
   Amortization of deferred compensation....................................................           36,807              462
   Tax benefit of disqualifying dispositions................................................          140,620            4,838
   Changes in assets and liabilities:
     Accounts receivable....................................................................          (45,411)          (1,579)
     Inventories............................................................................           14,669             (709)
     Other assets...........................................................................           (6,166)            (956)
     Accounts payable.......................................................................           13,447            3,108
     Accrued payroll and other accrued liabilities..........................................           20,225            1,482
     Deferred income taxes..................................................................         (136,973)             300
     Deferred revenue.......................................................................              741              877
                                                                                                  -----------        ---------
       Net cash provided by operating activities............................................          156,289           41,620
Investing Activities
  Proceeds from sales and maturities of short-term investments..............................        1,496,588           92,870
  Purchase of short-term investments........................................................       (1,750,830)        (112,595)
  Notes receivable from officers and employees..............................................               16              815
  Cash received from purchase acquisitions, net of cash paid and merger expenses............           13,970               --
  Purchase of property and equipment........................................................          (38,149)         (16,673)
                                                                                                  -----------        ---------
       Net cash used for investing activities...............................................         (278,405)         (35,583)
Financing Activities
  Proceeds from issuance of common stock....................................................           43,909            5,737
  Repurchase of restricted stock............................................................              (56)             (11)
  Payments on capital lease obligations.....................................................             (579)            (989)
  Payments on stockholder's notes...........................................................              455               --
  Payments on long-term debt................................................................           (2,948)          (1,530)
  Other.....................................................................................              (20)              --
                                                                                                  -----------        ---------
       Net cash provided by financing activities............................................           40,761            3,207
                                                                                                  -----------        ---------
Net increase (decrease) in cash and cash equivalents........................................          (81,355)           9,244
Cash and cash equivalents at beginning of period............................................          170,102           13,530
                                                                                                  -----------        ---------
Cash and cash equivalents at end of period..................................................      $    88,747        $  22,774
                                                                                                  ===========        =========

Supplemental disclosure of cash flow information:
  Cash paid for:
     Interest...............................................................................      $       340        $     495
                                                                                                  ===========        =========
     Income taxes...........................................................................      $     3,796        $   9,620
                                                                                                  ===========        =========

    See accompanying Notes to Condensed Consolidated Financial Statements.

                       APPLIED MICRO CIRCUITS CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1. BASIS OF PRESENTATION - INTERIM FINANCIAL INFORMATION (UNAUDITED)

   The accompanying unaudited interim condensed financial statements of Applied Micro Circuits Corporation (the "Company" or "AMCC") have been prepared in accordance with generally accepted accounting principles for interim financial information. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in sales, expenses and net income or losses will continue.

   The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include assessing the collectibility of accounts receivable, the use and recoverability of inventory, estimates to complete engineering contracts, costs of future product returns under warranty and provisions for contingencies expected to be incurred. Actual results could differ from those estimates.

   On each of October 30, 2000, March 24, 2000 and September 10, 1999, the Company effected two-for-one stock splits in the form of 100% stock dividends. Accordingly, all prior share, per share, common stock, and stock option amounts in this Quarterly Report on Form 10-Q have been restated to reflect the stock splits.

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


2. EARNINGS (LOSS) PER SHARE

   The reconciliation of shares used to calculate basic and diluted earnings
(loss) per share, restated to reflect the two-for-one stock splits, consists of the following (in thousands):

                                                                     THREE MONTHS      NINE MONTHS
                                                                        ENDED             ENDED
                                                                     DECEMBER 31,      DECEMBER 31,
                                                                   ----------------  ----------------
                                                                      2000     1999     2000     1999
                                                                   -------  -------  -------  -------
Shares used in basic earnings (loss) per share computations....    282,313  212,476  257,688  209,456
Net effect of dilutive common share equivalents................         --   22,740       --   22,264
                                                                   -------  -------  -------  -------
Shares used in diluted earnings (loss) per share computations..    282,313  235,216  257,688  231,720
                                                                   =======  =======  =======  =======


     Because the Company incurred losses in the three and nine months ended December 31, 2000, the effect of dilutive securities totaling 23,478 and 23,229 equivalent shares, respectively, have been excluded from the loss per share computation as their impact would be antidilutive.

3.   CERTAIN FINANCIAL STATEMENT INFORMATION

                                                                                         DECEMBER 31,           MARCH 31,
                                                                                             2000                 2000
                                                                                         ------------           ---------
Inventories (in thousands):
  Finished goods..................................................................          $ 8,024              $ 2,666
  Work in process.................................................................           11,152                6,966
  Raw materials...................................................................            3,607                1,293
                                                                                            -------              -------
                                                                                             22,783               10,925
  Purchased inventory fair value adjustment (Note 5)..............................           10,763                   --
                                                                                            -------              -------
                                                                                            $33,546              $10,925
                                                                                            =======              =======
                                                                                         DECEMBER 31,           MARCH 31,
                                                                                             2000                 2000
                                                                                         ------------           --------
Property and equipment (in thousands):
  Machinery and equipment.........................................................         $ 62,736             $ 46,375
  Leasehold improvements..........................................................           14,541                8,352
  Computers, office furniture and equipment.......................................           61,262               20,743
  Land............................................................................            4,881                4,808
                                                                                           --------             --------
                                                                                            143,420               80,278
Less accumulated depreciation and amortization....................................          (64,351)             (42,436)
                                                                                           --------             --------
                                                                                           $ 79,069             $ 37,842
                                                                                           ========             ========

Cost of sales includes certain amortization of purchased intangibles and other acquisition-related charges as follows (in thousands):


                                                     THREE MONTHS            NINE MONTHS
                                                        ENDED                   ENDED
                                                     DECEMBER 31,            DECEMBER 31,
                                                 --------------------    --------------------
                                                    2000        1999        2000        1999
                                                 ---------    -------    ---------    -------
Amortization of developed core technology.......  $ 10,696   $     --    $ 10,696     $    --
Amortization of purchased inventory fair value
 adjustment (see Note 4)........................    16,144         --      16,144          --
                                                  --------   --------    --------     -------
                                                  $ 26,840   $     --    $ 26,840     $    --
                                                  ========   ========    ========     =======

       Payroll taxes paid in association with an employee's exercise of stock options on the difference between the exercise price and the fair value of acquired stock are treated as operating expenses. Payroll taxes on stock option exercises were $1.0 million and $3.5 million for the three and nine months ended December 31, 2000, respectively. Comparative charges were not significant in the nine months ended December 31, 1999.

4.   COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income (loss), net of tax, are as follows (in thousands):

                                                                     THREE MONTHS            NINE MONTHS
                                                                        ENDED                   ENDED
                                                                     DECEMBER 31,            DECEMBER 31,
                                                                 --------------------    --------------------
                                                                    2000       1999         2000       1999
                                                                 ---------    -------    ---------    -------
Net income (loss)...........................................     $(269,487)   $12,112    $(242,477)   $27,995
Change in market value of available-for-sale investments....           645        (67)       1,316       (241)
Foreign currency translation adjustment.....................            (3)        --          (21)        --
                                                                 ---------    -------    ---------    -------
Comprehensive income (loss).................................     $(268,845)   $12,045    $(241,182)   $27,754
                                                                 =========    =======    =========    =======

5.   BUSINESS COMBINATIONS

       In the nine months ended December 31, 2000, the Company completed a number of purchase acquisitions. The accompanying consolidated financial statements include the results of operations from the date of acquisition. The acquired companies are as follows:

MMC Networks, Inc. - On October 25, 2000, the Company acquired MMC Networks, Inc. ("MMC"), a fabless semiconductor company that provides network processors, traffic management and switch fabric technology. Under the terms of the merger agreement, in exchange for all of the outstanding stock of MMC, the Company issued 41,392,404 shares of its common stock and assumed options to purchase 7,981,595 shares of its common stock.

YuniNetworks, Inc. - On June 8, 2000, the Company completed the acquisition of YuniNetworks, Inc. ("YuniNetworks"), a developer of scalable switch fabric silicon solutions for communication equipment. Under the terms of the merger agreement, in exchange for all YuniNetworks' shares of common and preferred stock, the Company issued 4,048,646 shares of its common stock and assumed options to purchase 225,776 shares of its common stock. Pursuant to a separate agreement, AMCC purchased 10% of the YuniNetworks' shares held by the majority stockholder of YuniNetworks for $8.9 million in cash.

Other - In the nine months ended December 31, 2000, the Company also completed the acquisitions of pBaud Logic, Inc., Chameleon Technologies and SiLUTIA, Inc. ("SiLUTIA") for a total purchase price of $67.4 million.

    In connection with each of these transactions, the Company conducted independent valuations of the intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No.
16. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: developed core and existing technology, assembled workforce, acquired in-process research and development ("IPR&D"), and trademarks/tradenames. The total purchase price was allocated as follows (in thousands):

                                                     MMC          YuniNetworks       Other         Total
                                                 -----------      ------------     --------      ----------
Net tangible assets (liabilities)............    $  126,866          $  2,118      $   (165)     $  128,819
In-process research & development............       176,700            21,800         3,600         202,100
Goodwill and other intangibles...............     4,128,686           192,365        37,445       4,358,496
Deferred tax liabilities.....................      (301,129)               --       (16,849)       (317,978)
Deferred compensation........................       391,821             2,488        43,368         437,677
Purchased inventory fair value adjustment....        26,907                --            --          26,907
                                                 ----------          --------      --------      ----------
Total consideration..........................    $4,549,851          $218,771      $ 67,399      $4,836,021
                                                 ==========          ========      ========      ==========

    Total consideration issued in the purchase acquisitions is as follows (in thousands):

                                                    MMC          YuniNetworks        Other          Total
                                                 ----------      ------------       -------      ----------
Value of securities issued..................     $3,919,085         $197,545        $58,099      $4,174,729
Assumption of options.......................        578,093           11,467          6,246         595,806
                                                 ----------         --------        -------      ----------
                                                  4,497,178          209,012         64,345       4,770,535
Cash paid and merger fees...................         52,673            9,759          3,054          65,486
                                                 ----------         --------        -------      ----------
                                                 $4,549,851         $218,771        $67,399      $4,836,021
                                                 ==========         ========        =======      ==========

    The purchased inventory fair value adjustment represents the difference between the carrying value of work in process and finished goods inventory and the estimated selling price of the related inventory at the date of acquisition. This accounting adjustment will be charged to cost of sales as the related inventory is sold. In the three months ended December 31, 2000, $16.1 million of the total adjustment was charged to cost of sales. The Company expects that the remaining $10.8 million will be charged to cost of sales in the fourth quarter of fiscal 2001.

    The related purchased IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The remaining identified intangibles, including goodwill, will be amortized on a straight-line basis over lives ranging from three to six years.

    The following unaudited pro forma summary presents the consolidated results of operations of the Company, excluding acquired IPR&D charges above, as if the acquisitions had occurred at the beginning of each period presented and does not purport to be indicative of what would have occurred had the acquisition been made as of that date or of the results which may occur in the future (in thousands).

                                                 NINE MONTHS ENDED
                                                    DECEMBER 31,
                                            ---------------------------
                                               2000              1999
                                            ---------         ---------
Net sales................................   $ 361,051         $ 169,530
                                            =========         =========
Net loss.................................   $(653,275)        $(618,942)
                                            =========         =========
Basic loss per share.....................   $   (2.54)        $   (2.95)
                                            =========         =========

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

7.  NEW ACCOUNTING PRONOUNCEMENTS

       In March 2000, the FASB issued FASB Interpretation No. 44 ("Interpretation"), "Accounting for Certain Transactions Involving Stock Compensation - An Interpretation of Accounting Principles Board Opinion No. 25", clarifying the guidance for certain stock compensation issues, including the treatment of unvested stock and stock options issued in purchase business combinations. The Interpretation requires that unvested stock and stock options granted by the acquiring Company in exchange for unvested stock and stock options held by employees of the target company be accounted for at intrinsic value and such amount be recorded as deferred compensation by the acquiring company. Accordingly, the Company recorded approximately $43.4 million and $391.8 million in deferred compensation in conjunction with the acquisitions of SiLUTIA and MMC, respectively (Note 5). Additionally, the Interpretation requires companies to value vested options at fair value and include such value in the determination of the total value of consideration issued in a transaction.

       In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company is required to adopt SAB 101 in the quarter ending March 31, 2001. The Company believes its current revenue recognition policies comply with SAB 101.

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

OVERVIEW

   We design, develop, manufacture and market high-performance, high-bandwidth silicon solutions for the world's optical networks. We utilize a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit, or IC, products that enable the transport of voice and data over fiber optic networks. Our products target the SONET/SDH, ATM, Gigabit Ethernet and Fibre Channel semiconductor markets. We recently introduced silicon ICs targeted for DWDM systems. We provide our customers with complete silicon IC solutions including physical media dependent devices such as laser drivers, physical layer products such as transceivers, overhead processor products such as framers and mappers, and network processor and switch fabrics. Our products span data rates from OC-3, or 155 megabits per second, to OC-192, or 10 gigabits per second. We also supply silicon ICs for the automated test equipment, or ATE, high-speed computing and military markets.

RESULTS OF OPERATIONS

   The following table sets forth certain consolidated statement of operations data as a percentage of revenues for the periods indicated:

                                                            THREE MONTHS ENDED            NINE MONTHS ENDED
                                                        ---------------------------   ---------------------------
                                                        DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                            2000           1999           2000           1999
                                                           ------          -----         ------          -----
Net revenues......................................         100.0%         100.0%         100.0%         100.0%
Cost of revenues..................................          42.7%          28.9%          33.4%          30.2%
                                                          ------          -----         ------          -----
Gross profit......................................          57.3%          71.1%          66.6%          69.8%
Operating expenses:
  Research and development........................          21.8%          18.1%          20.8%          18.9%
  Selling, general and administrative.............          14.3%          15.4%          14.5%          16.6%
  Stock-based compensation........................          25.1%            --           11.7%            --
  Amortization of goodwill and purchased
   intangibles....................................          89.0%            --           44.0%            --
  Acquired in-process research and development....         123.3%            --           64.3%            --
                                                          ------          -----         ------          -----
     Total operating expenses.....................         273.6%          33.5%         155.3%          35.6%
                                                          ------          -----         ------          -----
Operating income (loss)...........................       (216.3)%          37.6%        (88.7)%          34.2%
Interest income, net..............................          10.3%           2.7%          12.9%           2.7%
                                                         -------          -----         ------          -----
Income (loss) before income taxes.................       (206.0)%          40.3%        (75.8)%          36.9%
Income tax expense (benefit)......................        (17.9)%          13.8%           1.3%          12.7%
                                                         -------          -----         ------          -----
Net income (loss).................................       (188.1)%          26.5%        (77.1)%          24.3%
                                                         =======          =====         ======          =====

   Net Revenues. Net revenues for the three and nine months ended December 31, 2000 were $143.3 million and $314.5 million, respectively, representing increases of 213% and 173%, respectively, over net revenues of $45.8 million and $115.3 million for the three and nine months ended December 31, 1999, respectively. Revenues from sales of communications products increased to 91% and 87% of net revenues for the three and nine months ended December 31, 2000, respectively, from 83% and 79% of net revenues for the three and nine months ended December 31, 1999, respectively. Of this increase, $20.6 million is directly attributable to the acquisition of MMC. The remaining increase reflects both unit growth in shipments of existing products, as well as the introduction of new products for these markets. Revenues from sales of non-communication products, consisting of the ATE, high-speed computing and military products, decreased to 9% and 13% of net revenues during the three and nine months ended December 31, 2000, respectively, from 17% and 21% of net revenues for the three and nine months ended December 31, 1999, respectively. Sales to Nortel and their contract manufacturers accounted for 18% and 23% of net revenues for the three and nine months ended December 31, 2000, respectively, as compared to 40% and 36% for the three and nine months ended December 31, 1999, respectively. Sales to Insight Electronics, Inc., the Company's domestic distributor, accounted for 21% and 19% of net revenues in the three and nine months ended December 31, 2000, respectively, compared to 16% and 15% for the three and nine months ended December 31, 1999, respectively. Sales to Cisco and their contract manufacturers accounted for 10% and 7% of net revenues for the three and nine months ended December 31, 2000, respectively, compared to less than 1% in both the three and nine months ended December 31, 1999. Sales outside of North America accounted for 19% and 18% of net revenues for the three and nine months ended December 31, 2000, respectively, compared to 27% and 25% for the three and nine months ended December 31, 1999.

   Gross Margin. Gross margin was 57.3% and 66.6% for the three and nine months ended December 31, 2000, respectively, as compared to 71.1% and 69.8% for the three and nine months ended December 31, 1999, respectively. Gross margin was adversely affected by a $16.1 million purchase accounting charge to cost of revenues based on an increase in the value of the MMC inventory as of the acquisition date, as well as $10.7 million of developed core technology
amortization.   Excluding the effect of these purchase accounting adjustments, gross margin actually increased to 76.0% and 75.1% for the three and nine months ended December 31, 2000, respectively. This increase in gross margin was driven principally by the increasing mix of our communications standard products which have higher average selling prices.

   Research and Development. Research and development ("R&D") expenses increased to approximately $31.3 million for the three months ended December 31, 2000, from approximately $8.3 million for the three months ended December 31, 1999, and increased to $65.3 million for the nine months ended December 31, 2000 from $21.8 million for the nine months ended December 31, 1999. The increase is a result of new product and process development efforts, investments made in new design tools for the development of new products, an increase in personnel costs as a result of acquisitions and internal hiring of R&D personnel. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, we expect R&D expenses to increase in the future. Currently, R&D expenses are focused on the development of products and processes for the communications markets, and we expect to continue this focus.

   Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $20.5 million and $45.7 million for the three and nine months ended December 31, 2000, as compared to approximately $7.1 million and $19.2 million for the three and nine months ended December 31, 1999. The increase in SG&A expenses for the three and nine months ended December 31, 2000 was primarily attributable to investments made in our corporate infrastructure, an increase in the size of our sales force and related commissions, additional marketing and advertising investments associated with the introduction of new products, general corporate branding and increases in our reserves for bad debt. The remaining increase is the result of our acquisition of MMC which had similar expenses not included in the comparison period as a result of purchase accounting. We expect SG&A expenses to increase in the future due principally to additional staffing in our sales and marketing departments, as well as increased spending on information technology and product promotion.

   Stock-based Compensation. During the three and nine months ended December 31, 2000, deferred compensation of $391.8 million and $437.7 million was recorded, respectively, related to restricted stock and options granted to employees of acquired companies. Stock-based compensation charges were $36.0 million and $36.7 million for the three and nine months ended December 31, 2000, respectively. There were no stock-based compensation charges arising from purchase acquisitions in the nine months ended December 31, 1999. We currently expect to record amortization of deferred compensation with respect to these option grants of approximately $79.8 million, $151.6 million, $137.8 million, $65.8 million, and $4.2 million during the fiscal years ended March 31, 2001, 2002, 2003, 2004 and 2005, respectively. Future acquisitions of businesses may result in additional substantial charges. Such charges may cause fluctuations in our interim or annual operating results.

   Amortization of Goodwill and Purchased Intangibles. Amortization of goodwill and purchased intangible assets was $138.3 million and $149.1 million for the three and nine months ended December 31, 2000, respectively. These charges are related to the purchases of MMC, SiLUTIA, YuniNetworks, pBaud Logic, Inc. and Chameleon Technologies. At December 31, 2000, we expect amortization expense to be $334.1 million, $739.2 million, $739.1 million, $737.1 million and $734.4 million for the years ended March 31, 2001, 2002, 2003, 2004 and 2005, respectively. There can be no assurance that acquisitions of businesses by us in the future will not result in substantial changes to the expected amortization, which may cause fluctuations in our interim or annual operating results.

   Acquired In-process Research and Development. For the three and nine months ended December 31, 2000, we recorded $176.7 million and $202.1 million, respectively, of acquired in-process research and development resulting from the acquisition of YuniNetworks, SiLUTIA and MMC. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our interim or annual operating results.

   Net Interest Income. Net interest income increased to $14.8 million for the three months ended December 31, 2000 from $1.2 million for the three months ended December 31, 1999 and increased to $40.5 million for the nine months ended December 31, 2000 from $3.1 million for the nine months ended December 31, 1999. This increase was due principally to increased funds available for investment generated by our operations, public stock offerings and employee stock option exercises.

   Income Tax Expense (Benefit). The provision for income taxes for the three and nine months ended December 31, 2000 differed from statutory rates primarily due to the nondeductibility of in-process research and development and the amortization of purchased intangibles.

   Backlog. Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not a good indicator of future revenue. Our backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $195.4 million on December 31, 2000, compared to $62.1 million on December 31, 1999.


LIQUIDITY AND CAPITAL RESOURCES

   Our principal source of liquidity as of December 31, 2000 consists of $1.1 billion in cash, cash equivalents and short-term investments. Working capital as of December 31, 2000 was $1.1 billion, compared to $1.0 billion as of March 31, 2000. The increase in cash, cash equivalents and short-term investments was primarily due to net cash provided by operating activities and net cash obtained through acquired businesses, offset by the purchase of property and equipment.

   For the nine months ended December 31, 2000 and 1999, net cash provided by operating activities was $156.3 million and $41.6 million, respectively. Net cash provided by operating activities for the nine months ended December 31, 2000 primarily reflected our operating results before depreciation, amortization and other non-cash charges plus net decreases in liabilities, less increased accounts receivable.

   Capital expenditures totaled $38.1 million for the nine months ended December 31, 2000, which included approximately $15.3 million for engineering hardware and design software and $18.7 million for test and manufacturing equipment, compared to capital expenditures of $16.7 million for the nine months ended December 31, 1999. As we continue to expand our operations and as we integrate and upgrade the capital equipment, software and facilities of our acquired companies, we intend to increase our capital expenditures for engineering hardware/software and manufacturing and test equipment.

   We are exploring alternatives for the expansion of our manufacturing capacity, including entering into strategic relationships to obtain additional capacity, qualifying second source manufacturers of our products, building a new wafer fabrication facility, and purchasing a wafer fabrication facility. Any of these alternatives could require a significant investment by us, and there can be no assurance that any of the alternatives for the expansion of our manufacturing capacity will be available on a timely basis.

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

   . increases in the costs of products or discontinuance of products by suppliers;

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

   . market acceptance of our products and our customers' products;

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

   . costs associated with acquisitions and the integration of acquired companies, including MMC;

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

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues. We can have revenue shortfalls for a variety of reasons, including:

    . the reduction, rescheduling or cancellation of customer orders;

    . sudden decrease in end customer demand caused by a general slowdown in the communication systems industry;

    . customers stockpiling inventory causing a reduction in their order patterns as they work through the excess inventory;

    . significant pricing pressures that occur because of declines in average selling prices over the life of a product;

    . sudden shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations; and

    . fabrication, test or assembly capacity constraints for internally manufactured devices which interrupt our ability to meet our production obligations.


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

   We rely on outside foundries for the manufacture of the majority of our products, including all of our products designed on CMOS processes and silicon germanium processes. These outside foundries manufacture our products on a purchase order basis. Currently, a majority of our products are only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies' products while reducing deliveries to us on a short notice. Because establishing relationships and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry would negatively impact the production of certain of our products for a substantial period of time. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

If we do not successfully expand our manufacturing capacity on time, we may face serious capacity constraints.

   We are exploring alternatives for the further expansion of our manufacturing capacity, including:

   . entering into strategic relationships to obtain additional capacity;

   . qualifying second source manufacturers of our products;

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

   . inability to obtain building permits or necessary approvals;

   . work stoppages;

   . weather interferences; and

   . unanticipated cost increases.

   Any one of these risks could have a material adverse effect on the building, equipping and production start-up of a new facility. Unexpected changes or concessions required by local, state or federal regulatory agencies with respect to necessary licenses, land use permits, site approvals and building permits could involve significant additional costs and delay the scheduled opening of a new facility and could reduce our anticipated revenues. Also, the timing of commencement of operation of a new facility will depend upon the availability, timely delivery, successful installation and testing of the necessary process equipment. As a result of the foregoing and other factors, a new facility may not be completed and production volume may not be within budget or within the necessary timeframe. In addition, we may be unable to achieve adequate manufacturing yields in a new facility in a timely manner, and our revenues may not increase commensurate with the increase in manufacturing capacity associated with a facility.

   We currently manufacture a significant portion of our IC products at our fabrication facility in San Diego, California. We believe that we will be able to satisfy our production needs of the products built in the San Diego facility through the end of fiscal 2001, although this date may vary depending on, among other things, our rate of growth.

We have in the past and may in the future make acquisitions where advisable, which will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

   The risks involved with acquisitions include:

   . diversion of management's attention;

   . failure to retain key personnel;

   . amortization of acquired intangible assets and deferred compensation;

   . client dissatisfaction or performance problems with an acquired firm;

   . the cost associated with acquisitions and the integration of acquired operations;

   . ability of the acquired companies to meet their financial projections; and

   . assumption of unknown liabilities, or other unanticipated events or circumstances.

   A future acquisition could adversely affect operating results. In particular, if we were to acquire a company or assets and record the acquisition as a purchase, we may capitalize a significant amount of goodwill and purchased intangibles. These assets would be amortized over their expected period of benefit. The resulting amortization expense could seriously impact operating results for many years.

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

   Any of these risks could materially harm our business, financial condition and results of operations. Any business that we acquire may not achieve anticipated revenues or operating results.

The merger with MMC may not realize the anticipated benefits.

   On October 25, 2000, we completed a merger with MMC. We entered the merger agreement with MMC with the expectation that the merger would result in benefits to us including:

   . combining complementary technologies to permit us to provide products with more complete solutions than we can now provide on our own;

   . a combined company with greater financial, technological and human resources for developing new products and providing greater sales and marketing resources to promote and sell our products; and

   . providing us with access to the MMC customer base to increase distribution of our products.

   We must minimize the risk that the merger will result in the loss of key employees or the continued diversion of our management's attention. The integration of sales of MMC products into our business model may jeopardize our success. MMC technology and products address the network processor market, which is a new market for us.

   As a result of the merger, we recorded a significant amount of intangible assets, goodwill and deferred compensation. These items will be amortized over the period of expected benefit and have, and will continue to, materially adversely affect our operating results reported under generally accepted accounting principles ("GAAP"). In addition, we recorded a charge of $176.7 million for acquired in-process research and development which further decreased our GAAP basis operating results for the third quarter of fiscal 2001.

   Our integration with MMC may not realize any of the anticipated benefits. Failure to successfully integrate the two companies could have a material adverse effect on our business, financial condition and operating results.

Our operating results substantially depend on manufacturing output and yields, which may not meet expectations.

   We manufacture a significant portion of our ICs at our San Diego fabrication facility. Manufacturing ICs requires manufacturing tools which are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, then our ability to manufacture the related product would be impaired and our business would suffer until the tools were repaired or replaced.

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

   We estimate yields per wafer in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be revalued. We have in the past, and may in the future from time to time, take inventory write-downs as a result of decreases in manufacturing yields. We may suffer periodic yield problems in connection with new or existing products or in connection with the commencement of production at a new or expanded manufacturing facility.

   In addition, our manufacturing output or yields may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions to the manufacturing process.

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

   In the communications markets, we compete primarily against Broadcom, Conexant, Galileo Technology,

Infineon, Intel, Lucent, Maxim, Philips, PMC-Sierra, TriQuint and Vitesse. Some of these companies have significantly greater financial and other resources than us, and some of these companies use other process technologies such as gallium arsenide which may have certain advantages over technology we currently use. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capabilities.

Revenues that are currently derived from non-communications markets have been declining and we expect them to continue to decline in future periods.

   We have derived significant revenues from product sales to customers in the automated test equipment, or ATE, high-speed computing and military markets and currently anticipate that we will continue to derive revenues from sales to customers in these markets in the near term. We are not currently funding product development efforts in these markets, and revenues from products in these markets have been declining and we expect them to continue to decline in future periods. The market for ATE and high-speed computing IC products is subject to extreme price competition, and we may not be able to reduce the costs of manufacturing high-speed computing IC products in response to declining average selling prices.

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

   . natural disasters;

   . difficulties in staffing and managing foreign subsidiary operations;

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

Our ability to manufacture a sufficient number of products to meet demand could be severely hampered by a shortage of water, electricity or other supplies, or by natural disasters.

   We use significant amounts of water throughout our manufacturing process. Previous droughts in California have resulted in restrictions being placed on water use by manufacturers and residents in California. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among California's different users.

   California has experienced shortages in the available power supply. We are currently exploring alternatives to insure continuous and reliable sources of power in the event of blackouts. Such alternatives may not be implemented in a timely manner. Shortages may also affect our vendors and customers.

   Our existing fabrication facility is located in San Diego, California and is subject to natural disasters such as earthquakes or floods. We do not have earthquake insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster could have a material adverse impact on our business, financial condition and operating results.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   At December 31, 2000, our investment portfolio included fixed-income securities of $1,040.1 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the average maturity date of the investment portfolio is relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition or results of operations.

   We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result, have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (A)  EXHIBITS

       10.36 Agreement to Acquire Land in Poway, California by and between Tech Business Center LLC and Registrant dated September 29, 2000.

  (B)  REPORTS ON FORM 8-K

       We filed the following current reports on Form 8-K with the Commission during the three months ended December 31, 2000:

       1) On October 12, 2000, we filed a Current Report on Form 8-K to announce the approval of a two-for-one stock split, implemented as a 100% stock dividend, to shareholders on record at October 16, 2000.

       2) On November 9, 2000, we filed a Current Report on Form 8-K to announce the acquisition of MMC Networks, Inc., effective October 25, 2000.

       3) On December 18, 2000, we filed an Amended Current Report on Form 8-K/A to amend the Current Report on Form 8-K filed on November 9, 2000.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 14, 2001             Applied Micro Circuits Corporation

                                             By: /s/ William Bendush
                                             -----------------------
                                                 William Bendush
                                    Vice President
                                         And Chief Financial Officer
                                    (Duly Authorized Signatory and Principal
                                         Financial and Accounting Officer)