Form 10-K405
period 2001-03-31
APPLIED MICRO CIRCUITS CORP
filed 2001-05-23
CIK 711065

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

                   For the fiscal year ended March 31, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $4,857,955,954 as of March 31, 2001, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

   There were 300,487,342 shares of the registrant's Common Stock issued and outstanding as of May 11, 2001.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 30, 2001.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

Item 1. Business.

   Applied Micro Circuits Corporation ("AMCC") was incorporated and commenced operations in California in 1979. AMCC was reincorporated in Delaware in 1987. Certain statements in this Annual Report on Form 10-K, including statements contained in the "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations", constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

   In this Annual Report on Form 10-K, "Applied Micro Circuits Corporation", "AMCC", the "Company", "we", "us" and "our" refer to Applied Micro Circuits Corporation and all of our consolidated subsidiaries.

   On each of October 30, 2000, March 23, 2000 and September 9, 1999, the Company effected two-for-one stock splits in the form of 100% stock dividends. Accordingly, all share, per share, common stock, and stock option amounts in this Annual Report on Form 10-K have been restated to reflect the stock splits.

Overview

   We design, develop, manufacture and market high-performance, high-bandwidth silicon solutions for the world's optical networks. We utilize a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit products that enable the transport of voice and data over fiber optic networks. Our customers include leading communications equipment manufacturers such as Alcatel, Ciena, Cisco, Fujitsu, Hitachi, Huawei, JDS Uniphase, Juniper Networks, Lucent, Marconi Communications, NEC, Nortel, Sycamore Networks, ONI Systems, Tellabs and Tellium.

   Our objective is to be the premier supplier of high-bandwidth silicon integrated circuits ("ICs") for the world's optical networks. Our strategy for achieving this objective includes:

  .  focusing on the high-growth, fiber optic-based network markets;

  . providing a time-to-market advantage to our customers by offering complete, fiber-through-switch solutions, and integrated product functionality; and

  . leveraging our expertise in multiple silicon-process technologies to provide cost-effective, optimized solutions.

   Our products target the Synchronous Optical Network ("SONET"), Synchronous Digital Hierarchy ("SDH"), Asynchronous Transfer Mode ("ATM"), Dense Wave Division Multiplexing ("DWDM"), Gigabit Ethernet and Fibre Channel semiconductor markets. We provide our customers with complete silicon IC solutions including physical media dependent ("PMD") devices such as laser drivers, physical layer ("PHY") products such as transceivers, overhead processor products such as framers and mappers, and higher layer processors such as network processors and switch fabrics. Our products currently target data rates up to 40 gigabits per second (a rate known as "OC-768").

   We continue to supply silicon ICs for the Automated Test Equipment ("ATE"), high-speed computing and military markets. The revenues from these products have become less important as we have focused our business and operations on communications markets.

   A majority of our products are manufactured using outside semiconductor wafer fabrication facilities. We also manufacture a significant portion of our products internally at our silicon wafer facility in San Diego, California.

Industry Background

The Communications Industry

   Communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks of media, such as copper, coaxial and fiber optic cables, as well as by radio frequency. This evolution has been driven by enormous increases in the number of users and the complexity of the data types transmitted. In addition, the substantial growth in the Internet, wireless and facsimile communications; the emergence of new applications, such as video conferencing and wireless web devices; and the increase in demand for remote network access and higher speed, higher bandwidth communication between local area networks and local and wide area networks have increased network bandwidth requirements. This increase has made many systems' architectures inadequate.

   In the wide area network ("WAN") market, service providers and equipment suppliers in particular were impacted by the inadequacy of systems' architectures caused by the legacy public network infrastructure. This infrastructure was designed to optimize voice communications and is not well suited for the high throughput requirements of data transmission in "packet bursts." The volume and complexity of this data led to the increasing deployment of fiber optic technology for use in WANs. This technology provides substantially greater transmission capacity and is less error prone and easier to maintain than copper networks. The SONET standard in North America and Japan and the SDH standard in the rest of the world became the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. With data and video traffic being added in abundance to voice traffic, ATM emerged as a transmission protocol complimentary to SONET/SDH to optimize bandwidth utilization. With exponential increases in data traffic and very modest increases in voice traffic, data has become the dominant traffic over fiber optic networks today. Because of the explosive bandwidth growth in today's datacentric networks, more advanced optical networking technologies, such as DWDM, have been adopted. DWDM is the optical multiplexing of different wavelengths of light down a single fiber. Each wavelength is the equivalent of an independent optical channel. DWDM greatly increases the capacity of installed fiber. Complementing DWDM transmission capabilities are emerging optical add drop multiplexers and cross connects which can more efficiently switch large optical datapaths through the network. New protocols, such as multi-protocol level switching ("MPLS"), have emerged which are better suited for data traffic while providing for the low latency and quality of service needs of voice and video traffic. The SONET/SDH standards have also evolved to handle these new protocols with packet over SONET ("POS") capabilities.

The Communications IC Opportunity

   To address the requirements of communications networks, equipment suppliers ("OEMs") are developing and introducing more sophisticated systems at a rapid rate. To achieve the performance and functionality required by such systems, these OEMs must utilize more complex ICs, which increasingly account for a larger portion of the cost of such systems. As a result of the rapid pace of new product introductions, the proliferation of standards to be accommodated and the difficulty of designing and producing the required ICs, equipment suppliers increasingly outsource these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the transmission of data. IC suppliers must utilize a variety of skills and technologies to satisfy the requirements of communications OEMs. These OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, power-efficient ICs. These OEMs seek suppliers with both analog and digital expertise to provide a more complete solution that enables faster integration into the system design and higher performance. In particular, WAN OEMs require IC suppliers to provide solutions that minimize jitter (a measure of the stability and noise level of a signal), which degrades transmission quality over distance.

   In the high-performance communication IC market, a number of process technologies are used to produce ICs. Traditionally, designers have relied on silicon-based manufacturing process technologies for the development of high-speed, analog, mixed-signal and digital ICs with precision timing. In some cases, OEMs utilize IC solutions based on non-silicon processes, such as gallium arsenide ("GaAs"), to meet the requirements of certain communications products. However, non-silicon processes tend to be more expensive and less predictable with respect to manufacturing yields and do not ramp to high-volume production as well as silicon processes.

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

Provide a Time-to-Market Advantage to Our Customers by Offering Complete Fiber-Through-Switch Solutions and Integrated Product Functionality

   Our strategy is to provide our customers with fiber-through-switch silicon solutions. We believe this comprehensive solution strategy provides our customers with guaranteed interoperability, pre-designed subsystems, better-cost economics, and system-level expertise. The result is faster time-to-market, better performance and lower cost. To continue these customer benefits in future generations of products, we are pursuing an aggressive integration strategy to provide greater functionality in fewer ICs.

Leverage our Expertise in Multiple Silicon Process Technologies to Provide Optimized Solutions

   We are dedicated to utilizing the best silicon process technologies available to offer solutions optimized for specific applications and customer requirements. We believe our expertise in advanced processes from external foundries, provide us with the flexibility to design and manufacture products that are tailored to an application's individual needs. Through this flexible approach, we are better able to transition products over time to new manufacturing processes as product performance requirements and process technologies evolve.

Products and Customers

Transition from ASICs to ASSPs

   Application specific integrated circuits ("ASICs") are custom products that are designed by or for only one customer, and can be sold only to that one customer. Application specific standard products ("ASSPs") are standardized products that are designed for, and can be used by, multiple customers. As the competition in the telecom and networking equipment markets increases, our customers are looking for ways to accelerate their time-to-market, reduce research and development cost, and ensure interoperability of components in their systems. ASSPs generally can be designed into the systems and brought to market in less time for less cost. As more companies realize the cost and time-to-market benefits that ASSPs provide, the more apt they are to use ASSPs in the future. Most of our products are ASSPs, and we believe that the trend towards greater usage of ASSPs in communication network systems will continue.

We have several types of communications IC products categorized by the order in which they receive and transmit signals and information within communication equipment. These categories are:

   PMD Layer: Our PMD layer ICs typically work in conjunction with the lasers or photo diodes that provide the electrical-to-optical and optical-to-electrical signal conversions. These ICs include various amplifiers that take very weak analog electrical signals (e.g. a few millivolts) and increase them for use by the physical layer. Our PMD layer products transmit signals at rates ranging from 1 to over 40 gigabits per second ("Gbps").

   Physical Layer: Our physical layer ICs transmit and receive signals to and from the PMD layer in a very high-speed serial format (over 10 Gbps today) and reduce overall system "noise". This low noise capability permits the transmission of signals over greater distances with fewer errors. Our physical layer ICs also convert analog signals from the PMD layer to digital signals for the framing layer and vice versa.

   Framing Layer: Our framing layer ICs transmit and receive signals to and from the physical layer in a parallel format and are used predominately in systems, such as very high-speed transmission equipment, add-drop multiplexers, digital and optical cross-connects, edge and core routers and DWDM. After receiving the signals, these ICs then perform a number of additional functions, including framing, terminating the overhead, performance monitoring, forward error correction and mapping the data payload to/from the transmission format. The framing layer ICs then pass the data either directly to a switch fabric product which switches the information to its destination, or to a network processor, which further processes the data prior to forwarding it to a switch fabric product. Framing layer ICs similarly process signals received from the network processing and switching layers for transmission to the physical layer on their return to the optical network.

   Network Processing Layer: Our network processor ICs are software programmable processors that receive and transmit signals from and to the framing layer and perform the processing of packet and cell headers, including such functions as real-time parsing, matching and table look-up, as well as bit stream manipulations, such as adding, deleting, substituting, appending and pre-pending. They can perform intelligent packet classification for policy-based network services. After processing, the signals are sent on to the traffic management and switch fabric layer.

   Traffic Management and Switching Layer: Our traffic management ICs receive and transmit signals from and to the network processor and primarily perform the queuing and buffering required on packets before sending on to the switch fabric. Our switch fabric ICs then switch the information in the proper priority and to the proper destinations.

Products

   PMD Products: During fiscal 2001, we introduced our first generation OC-768 transimpedance amplifier and 3.2 Gbps quad VCSEL laser driver and amplifier products. In addition, we introduced our second generation analog PMD product, the S3095 integrated transimpedance amplifier with automatic gain control amplifier for the OC-192 (10 Gbps) market. Our current customers for PMD products include Alcatel, Ciena, Fujitsu, Mitel, NEC, Sumitomo and Sycamore Networks.

   Physical Layer Products: We introduced our first generation of physical layer products in 1993. We have since developed several generations of these products improving cost, power, functionality and performance. During fiscal 2001, we introduced several OC-48 (2.5 Gbps) integrated physical layer transceiver devices, including our first OC-48 devices manufactured using the CMOS fabrication process. In addition, we introduced our second generation OC-192 transmitter and receiver chipset. Our current customers for physical layer products include Alcatel, Cisco, Ciena, Fujitsu, Hitachi, JDS Uniphase, Juniper Networks, Lucent, Marconi Communications, Nortel, Sycamore Networks and Tellabs.

   Framer Layer Products: During fiscal 2001, we introduced several framing layer products for the OC-12 (625 megabits per second), OC-48 and OC-192 markets. The Ganges device is the first commercially available OC-192 framer. The Hudson device supports OC-192 forward error correction, digital wrapper and performance monitoring. Additionally, we introduced Danube, our second generation OC-48 pointer processing device, and the Orinoco, DS-3 to OC-12 mapping device. Our current customers for framing layer products include Cisco, Ciena, Lucent, Marconi Communications, NEC, Nortel, Sycamore Networks, Tellabs, and Tellium.

   Network Processing Layer Products: All of our current network processing products come from the acquisition of MMC Networks, Inc. ("MMC") completed on October 25, 2000. These products include the nP7120 packet processor. Our current customers for network processing products include Cisco, Fujitsu and Nortel.

   Traffic Management and Switching Layer Products: All of our current traffic management and switching layer products also come from the acquisition of MMC. These products include the second generation nPX5410, a fully integated 22 Gbps full-duplex switching and traffic management IC and the first generation nPX5500 integrated 20 Gbps full-duplex switching and traffic manager. Our current customers for traffic management and switching layer products include Cisco, Fujitsu and Nortel.

ATE

   We are not currently developing new products for the ATE market. We continue to manufacture and sell ASIC products to customers such as Agilent, LTX, Schlumberger, Teradyne and Texas Instruments.

High-Speed Computing Products

   We offer a PCI product line that addresses the high-speed computing market. However, we are not currently developing new products for this market. The S5933 is a standard master/slave PCI controller chip. The S5920 is a standard target-only PCI controller chip. These devices are supported with comprehensive development kits and third-party driver software. We sell these products to a very large and diverse customer base. Current customers of our PCI products include Cisco Systems, Ericsson, IBM, Nortel and Sagem.

Military

   We are not currently developing new products for military applications. We continue to manufacture and sell ASIC products for military applications to customers such as Northrop Grumman and Raytheon Systems.

Technology

   We utilize our technological and design expertise to solve the problems of high-speed analog, digital and mixed-signal circuit designs for the world's intelligent optical networks. Our technological competencies include the definition, design and manufacturing of high-performance analog, digital and mixed signal ICs for optical communications systems.

Definition of Communications ICs

   We believe that our systems architects, design engineers and technical marketing and applications engineers have a thorough understanding of the fiber optic communications systems for which we design and build ASSPs. We substantially expanded this expertise into higher layers of the communication system with the acquisitions of Cimaron, YuniNetworks and MMC Networks. Using this systems expertise, we develop semiconductor devices to meet OEMs' high-bandwidth systems requirements. By understanding the systems into which our products are designed, we believe that we are better able to anticipate and develop solutions optimized for the various cost, power and performance trade-offs faced by our customers. We believe that our systems knowledge also enables us to develop more comprehensive, interoperable solutions. This allows us to develop boards with products that fulfill customers' system needs from fiber-through-switch, enabling faster integration into their products.

Design of Communications ICs

   We have developed multiple generations of products that integrate both analog and digital elements on the same IC, while balancing the difficult trade-offs of speed, power and timing inherent in high-speed applications. We were one of the first companies to embed analog phase locked loops in bipolar chips with digital logic for high-speed data transmission and receiver applications. Since the introduction of our first on-chip clock recovery and clock synthesis products in 1993, we have refined these products and have successfully integrated multiple analog functions and multiple channels on the same IC. The mixing of digital and analog signals poses difficult challenges for IC designers, particularly at high frequencies. We have acquired significant expertise in mixed-signal IC designs through the development of multiple generations of products. Through the acquisition of MMC Networks and YuniNetworks, we added network processor and switch fabric digital design and systems expertise. We will continue to apply these competencies in the development of more complex digital products.

Manufacturing of Communications ICs

   The manufacturing of communications ICs requires a combination of competencies in advanced silicon technologies such as deep submicron CMOS and BiCMOS silicon germanium ("SiGe"), IC package design and manufacturing, and high speed test and characterization.

   We continue to utilize our own internal wafer fabrication facility and have developed and produced multiple generations of bipolar and BiCMOS processes. The proven internal silicon-based process technologies we employ have not required the highly capital-intensive facilities needed by certain advanced microprocessor, memory or CMOS ASIC suppliers. We have obtained access to advanced CMOS and SiGe BiCMOS processes through foundry relationships. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management and technical performance. Our products are designed to reduce power dissipation and die size to enable the use of industry standard packages. We employ a wide variety of package types and are currently designing products using ball grid arrays, tape ball grid arrays and multi-chip modules. Our experience with a variety of packages is one of the factors that enables us to provide optimal high-performance IC solutions to our customers.

Research and Development

   Our research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ASSPs for fiber optic communications applications. We also develop high-performance libraries and design methodologies that are optimized for these applications.

Product Development

   Our product development is focused on building high-performance high-gate-count digital design expertise and analog-intensive design expertise that is incorporated into well-documented blocks that can be reused for multiple products. We have made, and will continue to make, significant investments in advanced CAD tools to leverage our design engineering staff. Our product development is driven by the imperatives of reducing design cycle time, increasing first-time design correctness, adhering to disciplined, well documented design processes and continuing to be responsive to customer needs. We are also developing high-performance packages for our products in collaboration with our packaging suppliers and our customers.

Process Development

   Our process development is focused on developing or acquiring new processes optimized for high-performance digital and mixed-signal communications applications. Our process engineers are also involved with the selection and management of our relationships with outside foundries to provide the advanced CMOS and

SiGe BiCMOS processes required for certain of our products. If we fail to improve our existing process technologies or to obtain access to new process technologies from external foundries in a timely or affordable manner our business, financial condition and operating results could be adversely affected.

   Our research and development expenses in fiscal 1999, 2000 and 2001 were $22.3 million, $32.5 million and $105.2 million, respectively, which were 21.2%, 18.9% and 24.2%, respectively, of revenues for such periods. We have 556 employees classified as research and development.

Manufacturing

Wafer Fabrication

   We manufacture a majority of our IC products at outside foundries such as IBM, Taiwan Semiconductor Manufacturing Corporation ("TSMC") and United Microelectronics Corporation. We rely on these foundries for the manufacture of nearly all of our products designed on CMOS and SiGe BiCMOS processes. We do not plan to fabricate our own CMOS wafers.

   In addition, we manufacture a significant amount of our IC products at our wafer fabrication facility located in San Diego, California. We are currently running several different bipolar and BiCMOS processes in this facility and we believe that the wafer fabrication facility has competitive yields, cycle times and costs, produces large die at acceptable yields and operates on a flexible basis of multiple products and variable lot sizes.

   We continue to explore alternatives to obtain additional manufacturing capacity, including:

  .entering into additional strategic relationships to obtain capacity;

  .building a new manufacturing facility; or

  .purchasing a manufacturing facility.

Components and Raw Materials

   We purchase all of our "raw" silicon wafers from Wacker Siltronic Corporation. While most silicon wafers now being supplied to the semiconductor industry are larger than four inches, we believe that Wacker Siltronic will continue to supply our needs for the foreseeable future. We also carry a significant inventory of raw wafers to cushion any interruption in supply. We purchase our ceramic packages from Kyocera America, Motorola and NTK Ceramics and our plastic packaging from Amkor and ASAT.

Assembly and Test

   Most of our production assembly is performed by multiple assembly subcontractors located in Asia, Europe and the United States. Following assembly, some of the devices are tested at the subcontractors and returned to us ready for shipment to our customers; however, a majority of the packaged units are returned to us for final testing and marking prior to shipment to customers.

Sales and Marketing

   We sell our products principally with a network of independent manufacturers representatives and distributors in specified territories under the direction of our direct sales force.

   The direct sales force is technically trained and is supported by applications engineers in the field as well as applications and customer engineers at our design centers. We believe that this "engineering-intensive" relationship with our customers results in strong, long-term customer relationships beneficial to both us and our customers. We augment this strategic account sales approach with domestic and foreign distributors that service primarily smaller accounts purchasing ASSPs.

   In North America, our direct sales effort is supported by 16 independent manufacturers representatives and two distributors. Internationally, we sell our products through 16 manufacturers representatives and distributors. Typically, distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. Most of our sales to distributors are made under agreements allowing for price protection and right of return on stipulated quantities of unsold merchandise. Sales representatives generally do not offer directly competitive products, but may carry complementary items manufactured by others. Representatives do not maintain a product inventory; instead, their customers place orders directly with us or through distributors. Our sales headquarters is located in San Diego, California. We maintain sales offices throughout the world.

   Based on direct shipments, net revenues to customers exceeding 10% for the years ending March 31, were as follows:

                                                                  1999  2000  2001
                                                                  ----  ----  ----
   Nortel........................................................  19%   26%   10%
   Insight.......................................................  13%   17%   19%
   Raytheon......................................................  16%   --    --

   Looking through product shipments to distributors and subcontractors, net revenues on an end customer basis, exceeding 10% for the years ending March 31, were as follows:

                                                                  1999  2000  2001
                                                                  ----  ----  ----
   Nortel........................................................  20%   38%   20%
   Raytheon......................................................  16%   --    --

Backlog

   Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customers' needs, and customer orders generally can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not a good indicator of future revenue. Our backlog for products requested to be shipped and non-recurring engineering services to be completed in the next six months was $100.3 million on March 31, 2001, compared to $86.1 million on March 31, 2000. See "Risk Factors".

Competition

   The semiconductor market, particularly the high-performance semiconductor market, is highly competitive and subject to rapid technological change, price erosion and heightened international competition. The communications industry is becoming intensely competitive due in part to deregulation and heightened international competition. Our ability to successfully compete in these markets depends on a number of factors, including: product performance, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality, reliability, price, the efficiency of production, design wins for our IC products, ramp up of production of our products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products, overall communications equipment capital spending levels and general economic conditions. In addition, our competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements, that are available to customers on a more timely basis than comparable products from us or that have the potential to replace or provide lower cost alternatives to our products. The introduction of such enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable. Furthermore, once a customer has designed a supplier's product into its system, the customer is extremely reluctant to change its supply source due to the significant costs associated with qualifying a new supplier. Finally, we expect that certain of our competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by our IC products on a single chip, thus eliminating the need for our products. Each of these factors could have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors".

   In the communications markets, we compete primarily against companies such as Agere, Broadcom, Conexant, Infineon, Intel, Maxim, Multilink, PMC-Sierra, TriQuint and Vitesse. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC design or manufacturing capability, and this internal source is an alternative available to the customer. In addition, in lower-frequency applications, we face increasing competition from other CMOS-based products, particularly as the performance of such products continues to improve. There can be no assurance that we will be able to develop new products to compete with new technologies on a timely basis or in a cost-effective manner. Any failure by us to compete successfully in these target markets, particularly in the communications markets, would have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors".

Proprietary Rights

   We rely in part on patents to protect our intellectual property. We have been issued 61 patents, which principally cover certain aspects of the design and architecture of our IC products. In addition, we have 55 patent applications pending in the U.S. Patent and Trademark Office. There can be no assurance that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

   As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In the past we have been, and in the future may be, notified that we may be infringing the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business, financial condition or operating results. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third-party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, any delays and costs associated with redesigning our products or payments of license fees to third parties or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and operating results. See "Risk Factors".

Environmental Matters

   We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. In addition, such regulations could restrict our ability to expand our facility at its present location or construct or operate our planned manufacturing facility or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. In this regard, since 1993, we have been named as a potentially responsible party ("PRP") along with a large number of other companies that used Omega Chemical Corporation ("Omega") in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, our payment obligations with respect to such funding efforts have not been material, and we believe that our future obligations to fund such efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, there can be no assurance that we are or will be in material compliance with such laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on our business, financial condition or operating results. See "Risk Factors".

                                   EMPLOYEES

   As of March 31, 2001, we had 1,169 full-time employees: 109 in administration, 556 in research and development, 290 in operations and 214 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is covered by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe our employee relations are good. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product and process development programs or otherwise have a material adverse effect on our business, financial condition and results of operations. See "Risk Factors".

Executive Officers of the Registrant

   Our executive officers and their ages as of May 1, 2001, are as follows:

 Name                       Age                    Position
 ----                       ---                    --------
                                Chairman of the Board, Chief Executive Officer
 David M. Rickey...........  45  and President
 Roger A. Smullen, Sr. ....  65 Vice Chairman of the Board
                                Senior Vice President, Chief Financial Officer
 William E. Bendush........  52  and Secretary
 Brent E. Little...........  37 Senior Vice President, Marketing
 Douglas C. Spreng.........  55 Senior Vice President, Switch Fabric and
                                 Network Processing and President of MMC
                                 Networks
 Ramakrishna R. Sudireddy..  34 Senior Vice President, Digital Products
 Thomas L. Tullie..........  36 Senior Vice President, Sales and Operations
 Gregory A. Winner.........  45 Senior Vice President, Engineering
 Vincent J. DeMaioribus....  42 Vice President, Manufacturing
 Candace H. Kilburn........  47 Vice President, Human Resources
 Stephen M. Smith..........  42 Vice President, Business Development

   David M. Rickey has served as President, Chief Executive Officer and Director since February 1996. In January of 2001, Mr. Rickey was elected Chairman of the Board of Directors. From August 1993 to May 1995, Mr. Rickey served as the Company's Vice President of Operations. From May 1995 to February 1996, Mr. Rickey served as Vice President of Operations at NexGen, a semiconductor company. Previously, for eight years, Mr. Rickey was employed by Northern Telecom United, a telecommunications manufacturer, where he led the wafer fab engineering and manufacturing operations in both Ottawa, Canada and San Diego, California. Mr. Rickey has earned B.S. degrees from both Marietta College (summa cum laude) and Columbia University. In addition, Mr. Rickey received an M.S. in Materials Science and Engineering from Stanford University.

   Roger A. Smullen, Sr. was elected Vice Chairman of the Board of Directors in November 2000. Prior to November, Mr. Smullen served as the Chairman of the Company's Board of Directors since October 1982. Mr. Smullen also served as Acting Vice President, Operations of the Company from August 1997 through October 1997 and the Company's Chief Executive Officer from April 1983 until April 1987. Previously, he was Senior Vice President of Operations of Intersil, Inc.'s semiconductor division. In 1967, Mr. Smullen co-founded National Semiconductor Corporation, a manufacturer of integrated circuits. Prior to that, he was Director of Integrated Circuits at Fairchild Semiconductor, a manufacturer of integrated circuits. Mr. Smullen is currently a director of Micro Linear Corporation, a manufacturer of integrated circuits. He holds a B.S. in Mechanical Engineering from the University of Minnesota.

   William E. Bendush joined AMCC in April of 1999 as Vice President, Chief Financial Officer and Secretary. In January of 2001, Mr. Bendush was promoted to a Senior Vice President of the Company. Mr. Bendush came to AMCC from Silicon Systems Inc., where he served as Senior Vice President and Chief Financial Officer from September 1986 to April 1999. Prior to joining Silicon Systems Inc., Mr. Bendush held various financial management positions at AM International, Gulf + Western Industries and Gould Inc. Mr. Bendush received a B.A. from Northern Illinois University.

   Brent E. Little joined AMCC in 1991. In January of 2001, Mr. Little was promoted to a Senior Vice President of the Company. Prior to his current position, Mr. Little held several marketing management positions with AMCC as the Director of Strategic Marketing and Director of Marketing for ASIC products. Prior to joining the Company, he worked as Business Development Manager for Analysis and Technology, Inc., and worked with the U.S. Navy as a Project Engineer. Mr. Little earned a BS in Electrical Engineering from the University of California, Santa Barbara.

   Douglas C. Spreng joined AMCC in October 2000 when AMCC acquired MMC Networks. Mr. Spreng joined MMC Networks in April,1999. Prior to MMC Networks, Mr. Spreng was Executive Vice President of the Client Access Business Unit at 3Com Corporation for seven years. In the early 1990's, Mr. Spreng was President and COO of Cellnet Data Systems. He began his career with Hewlett Packard Company, where he held various marketing, manufacturing and general management positions for more than 23 years. He holds a BSEE degree from MIT and an MBA from the Harvard Business School.

   Ramakrishna R. Sudireddy joined AMCC in March 1999 when AMCC acquired Cimaron Communications. In January of 2000, Mr. Sudireddy was promoted to a Senior Vice President of the Company. Before co-founding Cimaron in January, 1998, Mr. Sudireddy founded Siltek Corporation in 1996, and served as its Vice President of Research and Development until 1997. Siltek provided ATM and SONET design services for such companies as Lucent Technologies, SGS Thomson, and Sun Microsystems. From 1991 to 1996, Mr. Sudireddy was a Member of Technical Staff at AT&T Bell Laboratories. While at Bell Labs, he was the chief architect and lead designer for a number of highly complex ASICs. Mr. Sudireddy has a master's degree in Computer Engineering from the University of Massachusetts at Lowell, and a bachelor's degree in Electrical Engineering from Nagarjuna University in Guntur, India.

   Thomas L. Tullie joined the Company as Vice President, Sales in August 1996. In January of 2001, Mr. Tullie was promoted to a Senior Vice President of the Company. Prior to joining the Company, from 1989 to 1996, Mr. Tullie held several strategic sales management positions, most recently as Director of East Coast Sales, at S-MOS Systems, a semiconductor company. Prior to joining S-MOS Systems, Mr. Tullie was a designer in the workstations group of Digital Equipment Corporation. Mr. Tullie earned a BS from the University of Massachusetts and an MBA from Clark University.

   Gregory A. Winner joined AMCC in November 1999 as Vice President, Engineering. In January of 2001, Mr. Winner was promoted to a Senior Vice President of the Company. Mr. Winner came to AMCC from Silicon Systems, Inc., where he was responsible for the advanced development of integrated circuit products as their Vice President of Product Development from September 1982 to November 1999. Prior to that time, he held various engineering positions at Memorex, IBM and General Dynamics. Mr. Winner holds an MSEE from Stanford University and a BSEE degree from the University of California, Los Angeles.

   Vincent J. DeMaioribus has served as Vice President, Manufacturing for the Company since November of 2000. From November 1997 to October 2000, Mr. DeMaioribus served as the Company's Director of Operations. Prior to joining the Company, from October 1997, Mr. DeMaioribus served as Engineering Manager for Hitachi Semiconductor (America). In 1997, he served as the Director of Process Engineering for InterConnect Technology. From November of 1995 to March of 1997, Mr. DeMaioribus served as Director of Process Engineering for TelCom Semiconductor Inc. From 1990 to 1995, Mr. DeMaioribus served as the Manufacturing Module Manager for Silicon Systems Inc. Mr. DeMaioribus holds a BS degree in Electrical Engineering from the Rochester Institute of Technology in Rochester, New York.

   Candace H. Kilburn joined AMCC in 1996 with over 19 years Human Resources management experience. Prior to joining AMCC, Kilburn served as Director of Human Resources with Buck Knives Inc. from 1990 to 1996 where she was responsible for international human resources. She has also held positions at Handyman Corporation and Rohr Industries. Ms. Kilburn earned a Bachelor of Science in Business Administration from the United States International University, and an MBA from Chapman University. She is designated as a Senior Professional in Human Resources, a Certified Employee Benefits Specialist, and has two certificates in Human Resources Management.

   Stephen M. Smith joined AMCC in October of 1999 as Vice President, Business Development. Mr. Smith also serves as Director on the Board of Entridia Corporation, a privately held developer of high performance packet processing and forwarding ASICs. From May 1998 to October 1999, Mr. Smith worked at
ST Microelectronics (a semiconductor company) as the Director of the Micro-fluidics Business Unit located in San Diego, California. Additionally, Mr. Smith worked for STMicroelectronics from January 1993 until May 1997 as the Director of Finance, Region Americas located in Carrollton, Texas. From May 1997 to May 1998, Mr. Smith served as Vice President, Finance for Vixel Corporation, a Fibre Channel company. Previously, Mr. Smith spent 8 years with Nortel, a telecommunications manufacturer, where he led the Finance teams in both Ottawa, Canada and San Diego, California. Mr. Smith also worked in various finance positions with Motorola from 1982 to 1985. Mr. Smith holds a BS degree from Arizona State University.

                                 RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

   If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

  . the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our customers' products, stockpiling of our products or otherwise;

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

  . costs associated with litigation, including without limitation, litigation or settlements relating to the use or ownership of intellectual property or the pending litigation against the Company and certain of its executive officers and directors alleging violations of federal securities laws;

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

  .  a decrease in demand for our customers' products;

  . a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

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

   Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering might result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render the customers' products less marketable. We currently anticipate that an increasing portion of our revenues in future periods will be derived from sales of application specific standard products, or ASSPs, as compared to application specific integrated circuits, or ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which may make it increasingly difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

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

  .  building a manufacturing facility; or

  .  purchasing a manufacturing facility.

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

   Building a manufacturing facility or purchasing a manufacturing facility entails significant risks, including:

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

   We currently manufacture a significant portion of our IC products at our fabrication facility in San Diego, California. We believe that we will be able to satisfy our production needs of the products built in the San Diego facility for the foreseeable future.

DOWNTURNS IN THE TELECOMMUNICATIONS EQUIPMENT INDUSTRY COULD NEGATIVELY IMPACT OUR REVENUES AND PROFITABILITY.

   We derive substantially all of our revenues from telecommunications equipment manufacturers. The telecommunications equipment industry is highly cyclical and has historically experienced periodic and significant downturns. These downturns have had a severe effect on the demand for our products. We believe that downturns in the telecommunications equipment industry will periodically occur, resulting in periodic decreases in demand for our products. In addition, we believe that in a future downturn our need to continue investment in research and development, and to maintain extensive ongoing customer service and support capability, will constrain our ability to reduce expenses. Accordingly, downturns in the telecommunications equipment industry could likely have a material adverse effect on our revenues and profitability.

OUR CUSTOMERS ARE CONCENTRATED, SO THE LOSS OF ONE OR MORE KEY CUSTOMERS COULD SIGNIFICANTLY REDUCE OUR REVENUES AND PROFITS.

   A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from any of our major customers. We anticipate that sales of products to relatively few customers will continue to account for a significant portion of our revenues. If a significant customer overstocked our products, additional orders for our products would be harmed. A reduction, delay or cancellation of orders from one or more significant customers or the loss of one or more key customers could significantly reduce our revenues and profits. Some of our significant customers have reported declining sales and lower than expected demand growth for their products. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

  . customers or prospective customers may not incorporate our products in their future product designs;

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

   There is intense competition for qualified personnel in the semiconductor industry, in particular design engineers, and we may not be able to continue to attract and train engineers or other qualified personnel necessary for the development of our business or to replace engineers or other qualified personnel who may leave our employ in the future. Rapid growth and expansion could place increased demands on our resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product and process development programs.

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

   In the communications markets, we compete primarily against companies such as Agere, Broadcom, Conexant, Infineon, Intel, Maxim, Multilink, PMC-Sierra, TriQuint and Vitesse. Some of these companies have significantly greater financial and other resources than us, and some of these companies use other process technologies, such as gallium arsenide, which may have certain advantages over technology we currently use. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capabilities.

WE HAVE IN THE PAST AND MAY IN THE FUTURE MAKE ACQUISITIONS THAT WILL INVOLVE NUMEROUS RISKS. WE MAY NOT BE ABLE TO ADDRESS THESE RISKS SUCCESSFULLY WITHOUT SUBSTANTIAL EXPENSE, DELAY OR OTHER OPERATIONAL OR FINANCIAL PROBLEMS.

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

   As with past purchase acquisitions, future acquisitions could adversely affect operating results. In particular, if we were to acquire a company or assets and record the acquisition as a purchase, we may capitalize a significant amount of goodwill and purchased intangibles. These assets would be amortized over their expected period of benefit. The resulting amortization expense could seriously impact operating results for many years. In addition, we are required to periodically review the goodwill and purchased intangible assets for impairment. There can be no assurance that we will not be required to take significant one time charges, in addition to amortization, as a result of an impairment to the carrying value of the goodwill.

   In addition, acquisitions accounted for using the pooling of interests method of accounting are subject to rules established by the Financial Accounting Standards Board and the Securities and Exchange Commission. These rules are complex and the interpretation of them is subject to change. The availability of pooling of interests accounting treatment for a business combination depends in part upon circumstances and events occurring after the effective time. The failure of a past business combination or a future potential business combination that has been accounted for under the pooling of interests accounting method to qualify for this accounting treatment would materially harm our reported and future earnings and likely, the price of our common stock.

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

WE MUST DEVELOP OR OTHERWISE GAIN ACCESS TO IMPROVED PROCESS TECHNOLOGIES.

   Our future success will depend upon our ability to continue to improve existing process technologies, to develop or acquire new process technologies including silicon germanium processes, and to adapt our process technologies to emerging industry standards. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies, including both SiGe and CMOS process technologies, in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

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

   A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on SONET, SDH, ATM and Ethernet transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products are modest, and we may not be successful in addressing the market opportunities for products based on these standards.

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

THE COMPLEXITY OF OUR PRODUCTS FREQUENTLY LEADS TO ERRORS, DEFECTS AND BUGS WHEN THEY ARE FIRST INTRODUCED, WHICH COULD NEGATIVELY IMPACT OUR REPUTATION WITH CUSTOMERS.

   Products as complex as ours frequently contain errors, defects and bugs when first introduced or as new versions are released. Our products have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products. This, in turn, could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. Errors, defects or bugs could cause problems, interruptions, delays or cessation of sales to our customers.

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

WE HAVE BEEN NAMED AS A DEFENDANT IN RECENTLY INITIATED SECURITIES CLASS ACTION LITIGATION THAT COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT'S ATTENTION AND RESOURCES.

   We are aware of several lawsuits in which we, our chief executive officer, chief financial officer and certain of our other executive officers and directors, have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects for the fourth quarter of fiscal 2001. We believe that the claims being brought against us, our officers and directors are without merit, and we intend to engage in a vigorous defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs and divert management's attention and resources, which could have an adverse effect on our business.

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

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS BECAUSE WE RELY HEAVILY ON INTERNATIONAL SALES.

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

REVENUES THAT ARE CURRENTLY DERIVED FROM NON-COMMUNICATIONS MARKETS HAVE BEEN DECLINING AND WE EXPECT THEM TO CONTINUE TO DECLINE IN FUTURE PERIODS.

   We have derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets and currently anticipate that we will continue to derive revenues from sales to customers in these markets in the near term. We are not currently funding product development efforts in these markets, and revenues from products in these markets have been declining and we expect them to continue to decline in future periods. The market for ATE and high-speed computing IC products is subject to extreme price competition, and we may not be able to reduce the costs of manufacturing high-speed computing IC products in response to declining average selling prices.

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

   California has experienced shortages in the available power supply. We are in the process of equipping our internal manufacturing facilities with generators to minimize disruption in case of a power outage. However, power outages at vendors we rely on could have material adverse consequences to our ability to meet demand, and thus our results of operations. Additionally, power outages at our customers may adversely affect their demand for our products.

   Our internal manufacturing facilities are located in San Diego, California which is subject to natural disasters such as earthquakes or floods. We do not have earthquake insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster could have a material adverse impact on our business, financial condition and operating results.

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

Item 2. Properties.

   Our corporate headquarters are located in San Diego, California. Below is a summary of material properties leased on March 31, 2001:

                                    Lease     Square
            Location             Expiration   Footage            Use
            --------            ------------- -------            ---
 San Diego, California              2007       90,000 Executive offices, sales
                                                      headquarters, test and
                                                      assembly
 San Diego, California              2010       62,000 Engineering headquarters
 San Diego, California              2003       52,000 Marketing applications
 San Diego, California              2003       21,000 Wafer fabrication
                                              -------
    Total San Diego, California               225,000
 Andover, Massachusetts             2005       70,000 Engineering, sales and
                                                      marketing
 Andover, Massachusetts             2003       23,000 Engineering, sales and
                                                      marketing
 Sunnyvale, California              2005      128,000 Switching and network
                                                      processing business unit
                                                      including engineering,
                                                      sales and marketing
 Other United States locations  Various dates  55,000 Engineering, sales and
                                   through            marketing applications
                                    2006
 Foreign locations              Various dates  30,000 Engineering, sales and
                                   through            marketing applications
                                    2006
                                              -------
    Total facilities                          531,000
                                              =======

   In September 2000, we acquired 32 acres of land as a site for a future corporate campus with manufacturing facilities. This parcel of land is located in Poway, California. The land does not have any improvements and there are no current plans to commence building on the land. In May 1999, we acquired a parcel of land located near our current San Diego, California headquarters. We have commenced construction of a 103,000 square foot facility to be used for executive offices, sales and marketing, with an estimated completion date of December 2001.

   Our foreign locations consist of the following: Kanata, Canada; Manchester, United Kingdom; Cheshire, United Kingdom; Munich, Germany; Milan, Italy; Paris, France; Tokyo, Japan; Shenzhen, People's Republic of China; Shanghai, People's Republic of China; and Netanya, Israel.

Item 3. Legal Proceedings.

   Starting in April 2001, a series of similar federal complaints were filed against the Company and its chief executive officer, chief financial officer and certain other executive officers and directors of the Company. These complaints, separately identified below* (collectively the "Complaints"), allege essentially identical violations

* Naiditch v. Applied Micro Circuits Corporation, et al., case number 01-CV-0649 K (AJB), pending in the United States District Court for the Southern District of California; Congregation Givate v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0675 K (AJB), pending in United States District Court for the Southern District of California; Harris v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0675 K (AJB), pending in United States District Court for the Southern District of California; Shapiro v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0743 IEG (RBB), pending in the United States District Court for the Southern District of California; Kucera v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0772K (JAH), pending in United States District Court for the Southern District of California; Fairland Management v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0798 IEG (CGA), pending in United States District Court for the Southern District of California; Hsu & Graef v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0799 B (CGA), pending in United States District Court for the Southern District of California; Scofield v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0804 IEG (LAB), pending in United States District Court for the Southern District of California; Reed v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0808 TW (JAH), pending in United States District Court for the Southern District of California.

of the Securities Exchange Act of 1934 (the "1934 Act"). The Complaints have been brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder and seek monetary damages on behalf of the shareholder class. In general, the Complaints allege that the Company and the individual defendants misrepresented the Company's financial prospects for the fourth quarter of fiscal 2001 to inflate the value of the Company's stock. The Company anticipates that the Complaints pending in federal court will be consolidated into a single proceeding. In addition, in May 2001, two individuals filed a derivative action against the directors and certain executive officers in the California Superior Court for Santa Clara County (Weiss v. Rickey, et al., case no. CV798253), and another individual filed a separate derivative action, in the California Superior Court for San Diego County (Cheng v. Bowes, et al., case no. GIC767574). These state court derivative complaints allege overstatement of the financial prospects of the Company, mismanagement, inflation of stock value, and sale of stock at inflated prices for personal gain, during the time period from November 2000 through February 2001. The Company has not yet responded to any of these lawsuits, and no discovery has been conducted. The Company believes that the allegations in each of these actions are without merit and intends to defend the actions vigorously. The actions have been tendered to the Company's insurance carriers.

   In addition, from time to time, the Company may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of the date of this Annual Report on Form 10-K, except as described herein, the Company is not engaged in any legal proceedings that are expected, individually or in the aggregate, to have a material adverse effect on its business, financial condition or operating results.

Item 4. Submission of Matters to a Vote of Security Holders.

   No matters were submitted to a vote of the Company's stockholders during the fourth quarter of the fiscal year ended March 31, 2001.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

   The following table sets forth the high and low sales prices of our Common Stock as reported by the Nasdaq National Market for the periods indicated.

   On each of September 9, 1999, March 23, 2000, and October 30, 2000, we effected two-for-one stock splits (in the form of 100% stock dividends); accordingly, the prices presented below have been restated to reflect these stock splits.

                                                                  High    Low
Fiscal year ended March 31, 2000                                 ------- ------
First Quarter................................................... $ 10.63 $ 5.14
Second Quarter.................................................. $ 16.75 $ 9.53
Third Quarter................................................... $ 32.09 $13.59
Fourth Quarter.................................................. $ 79.44 $25.27

                                                                  High    Low
Fiscal year ended March 31, 2001                                 ------- ------
First Quarter................................................... $ 74.63 $32.75
Second Quarter.................................................. $109.75 $47.75
Third Quarter................................................... $109.25 $45.88
Fourth Quarter.................................................. $ 88.25 $16.13

   At March 31, 2001, there were approximately 816 holders on record of our Common Stock.

   We have not paid cash dividends on our Common Stock and presently intend to continue this policy.

   There were no sales of equity securities by the Company that were not registered under the Securities Act in the fourth quarter of fiscal 2001.

Item 6. Selected Financial Data.

   We effected two-for-one stock splits in the form of 100% stock dividends on each of September 9, 1999, March 23, 2000, and October 30, 2000. All share and per share information has been restated to reflect these events.

                                                 March 31,
                              -------------------------------------------------
                                1997      1998     1999      2000       2001
                              --------  -------- -------- ---------- ----------
                                   (in thousands, except per share data)
Consolidated Statements of
 Operations Data:
Net revenues................  $ 57,468  $ 76,618 $105,000 $  172,352 $  435,543
Cost of revenues(1).........    30,057    34,321   37,937     50,218    163,166
                              --------  -------- -------- ---------- ----------
Gross profit................    27,411    42,297   67,063    122,134    272,377
Operating expenses:
  Research and
   development(1)...........     7,870    13,268   22,301     32,527    105,225
  Selling, general and
   administrative(1)........    12,537    14,278   17,795     28,035     69,232
  Stock-based
   compensation(1)..........       --        --       701        452     79,730
  Amortization of goodwill
   and purchased
   intangibles..............       --        --       --         --     308,835
  Acquired in-process
   research and
   development..............       --        --       --         --     202,100
  Merger-related costs......       --        --     2,350        --         --
                              --------  -------- -------- ---------- ----------
   Total operating
    expenses................    20,407    27,546   43,147     61,014    765,122
                              --------  -------- -------- ---------- ----------
Operating income (loss).....     7,004    14,751   23,916     61,120   (492,745)
Interest income (expense),
 net........................       (29)      871    3,450     12,872     55,449
                              --------  -------- -------- ---------- ----------
Income (loss) before income
 taxes......................     6,975    15,622   27,366     73,992   (437,296)
Income tax expense
 (benefit)..................       659       406   10,233     25,367     (1,081)
                              --------  -------- -------- ---------- ----------
Net income (loss)...........  $  6,316  $ 15,216 $ 17,133 $   48,625 $ (436,215)
                              ========  ======== ======== ========== ==========
Basic earnings (loss) per
 share:
  Earnings (loss) per
   share....................  $   0.16  $   0.18 $   0.09 $     0.23 $    (1.63)
                              ========  ======== ======== ========== ==========
  Shares used in calculating
   basic earnings (loss) per
   share....................    40,048    84,752  196,112    215,640    267,363
                              ========  ======== ======== ========== ==========
Diluted earnings (loss) per
 share:
  Earnings (loss) per
   share....................  $   0.04  $   0.09 $   0.08 $     0.20 $    (1.63)
                              ========  ======== ======== ========== ==========
  Shares used in calculating
   diluted earnings (loss)
   per share................   143,256   162,352  219,440    238,304    267,363
                              ========  ======== ======== ========== ==========
Consolidated Balance Sheet
 Data:
Working capital.............  $ 19,364  $ 77,417 $103,617 $  977,621 $1,208,226
Total assets................    41,814   112,834  150,655  1,046,882  5,453,278
Long-term debt and capital
 lease obligations including
 current portion............     5,854     6,711   10,495      7,417      3,530
Total stockholders' equity..    27,743    91,634  121,694  1,013,805  5,238,101
  Cost of revenues..........  $    --   $    --  $    --  $      --  $    2,820
  Research and development..       --        --       171        288     41,303
  Selling, general and
   administrative...........       --        --       530        164     35,607
                              --------  -------- -------- ---------- ----------
                              $    --   $    --  $    701 $      452 $   79,730
                              ========  ======== ======== ========== ==========

--------
(1) For presentation purposes, the functional line items exclude stock-based compensation charges related to acquired companies as follows (in thousands):

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

        QUARTERLY FINANCIAL INFORMATION FOR FISCAL 2000 AND FISCAL 2001
                     (in thousands, except per share data)

                                   Fiscal 2000                       Fiscal 2001
                         ------------------------------- ------------------------------------
                           Q1      Q2      Q3      Q4      Q1      Q2       Q3         Q4
                         ------- ------- ------- ------- ------- ------- ---------  ---------
Net revenues............ $31,643 $37,898 $45,762 $57,049 $74,188 $97,007 $ 143,269  $ 121,079
Cost of revenues (1)....  10,283  11,326  13,209  15,400  19,314  24,532    61,196     58,124
                         ------- ------- ------- ------- ------- ------- ---------  ---------
Gross profit............  21,360  26,572  32,553  41,649  54,874  72,475    82,073     62,955
Operating expenses:
  Research and
   development (1)......   6,282   7,122   8,209  10,914  14,742  19,315    31,285     39,883
  Selling, general and
   administrative (1)...   5,528   6,507   7,020   8,980  10,572  14,661    20,498     23,501
  Stock-based
   compensation (1).....     113     113     113     113     134     610    35,954     43,032
  Amortization of
   goodwill and
   purchased
   intangibles..........     --      --      --      --    2,284   8,563   127,574    170,414
  Acquired in-process
   research and
   development..........     --      --      --      --   21,800   3,600   176,700        --
                         ------- ------- ------- ------- ------- ------- ---------  ---------
Total operating
 expenses...............  11,923  13,742  15,342  20,007  49,532  46,749   392,011    276,830
                         ------- ------- ------- ------- ------- ------- ---------  ---------
Operating income
 (loss).................   9,437  12,830  17,211  21,642   5,342  25,726  (309,938)  (213,875)
Interest income, net....     884   1,005   1,225   9,758  12,277  13,465    14,771     14,936
                         ------- ------- ------- ------- ------- ------- ---------  ---------
Income (loss) before
 income taxes...........  10,321  13,835  18,436  31,400  17,619  39,191  (295,167)  (198,939)
Income tax expense
 (benefit)..............   3,535   4,738   6,324  10,770  14,224  15,576   (25,680)    (5,201)
                         ------- ------- ------- ------- ------- ------- ---------  ---------
Net income (loss)....... $ 6,786 $ 9,097 $12,112 $20,630 $ 3,395 $23,615 $(269,487) $(193,738)
                         ======= ======= ======= ======= ======= ======= =========  =========
Diluted earnings (loss)
 per share.............. $  0.03 $  0.04 $  0.05 $  0.08 $  0.01 $  0.09 $   (0.95) $   (0.65)
                         ======= ======= ======= ======= ======= ======= =========  =========
Shares used in
 calculating diluted
 earnings (loss) per
 share.................. 228,224 231,728 235,216 258,048 265,162 271,798   282,313    296,387
                         ======= ======= ======= ======= ======= ======= =========  =========
Cost of revenues ....... $   --  $   --  $   --  $   --  $   --  $   --  $   1,203  $   1,617
Research and
 development............      72      72      72      72      95     491    18,122     22,595
Selling, general and
 administrative.........      41      41      41      41      39     119    16,629     18,820
                         ------- ------- ------- ------- ------- ------- ---------  ---------
                         $   113 $   113 $   113 $   113 $   134 $   610 $  35,954  $  43,032
                         ======= ======= ======= ======= ======= ======= =========  =========

--------
(1) For presentation purposes, the functional line items exclude stock-based compensation charges related to acquired companies as follows (in thousands):


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

   The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the "Risk Factors". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our analysis only as of the date hereof. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

   We design, develop, manufacture and market high-performance, high-bandwidth silicon solutions for the world's optical networks. We utilize a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit products that enable the transport of voice and data over fiber optic networks. Our system solution portfolio includes PMD, PHY, FEC, framer/mapper, network processor, traffic management and switch fabric devices that address the high-performance needs of the evolving intelligent optical network. Our products target the SONET/SDH, ATM, DWDM, Gigabit Ethernet and Fibre Channel semiconductor markets. We provide our customers with complete silicon IC solutions including physical media dependent devices such as laser drivers, physical layer products such as transceivers, overhead processor products such as framers and mappers, and higher layer processors such as network processors and switch fabrics. Our products currently target data rates up to 40 Gbps (a rate known as "OC-768").

   We continue to supply silicon ICs for the ATE, high-speed computing and military markets. The revenues from these products have become less important as we have focused our business and operations on communications markets.

Results of Operations

   The following table sets forth certain selected consolidated statement of operations data in dollars and as a percentage of revenues for the periods indicated:

                                      Fiscal Year Ended March 31,
                             -------------------------------------------------
                                  1999            2000             2001
                             --------------  --------------  -----------------
                                 (in thousands, except per share data)
Net revenues...............  $105,000 100.0% $172,352 100.0% $ 435,543   100.0%
Cost of revenues (1).......    37,937  36.1    50,218  29.1    163,166    37.5
                             -------- -----  -------- -----  ---------  ------
Gross profit...............    67,063  63.9   122,134  70.9    272,377    62.5
Operating expenses:
  Research and development
   (1).....................    22,301  21.2    32,527  18.9    105,225    24.2
  Selling, general and
   administrative (1)......    17,795  16.9    28,035  16.3     69,232    15.9
  Stock-based compensation
   (1).....................       701   0.7       452   0.3     79,730    18.3
  Amortization of goodwill
   and purchased
   intangibles.............       --    --        --    --     308,835    70.9
  Acquired in-process
   research and
   development.............       --    --        --    --     202,100    46.4
  Merger-related costs.....     2,350   2.2       --    --         --      --
                             -------- -----  -------- -----  ---------  ------
   Total operating
    expenses...............    43,147  41.1    61,014  35.4    765,122   175.7
                             -------- -----  -------- -----  ---------  ------
Operating income (loss)....    23,916  22.8    61,120  35.5   (492,745) (113.1)
Interest income, net.......     3,450   3.3    12,872   7.5     55,449    12.7
                             -------- -----  -------- -----  ---------  ------
Income (loss) before income
 taxes.....................    27,366  26.1    73,992  42.9   (437,296) (100.4)
Income tax expense
 (benefit).................    10,233   9.7    25,367  14.7     (1,081)   (0.2)
                             -------- -----  -------- -----  ---------  ------
Net income (loss)..........  $ 17,133  16.3% $ 48,625  28.2% $(436,215) (100.2)%
                             ======== =====  ======== =====  =========  ======
Diluted earnings (loss) per
 share:
Earnings (loss) per share..  $   0.08        $   0.20        $   (1.63)
                             ========        ========        =========
Shares used in calculating
 diluted earnings (loss)
 per share.................   219,440         238,304          267,363
                             ========        ========        =========
--------
(1) For presentation purposes, the functional line items exclude stock-based compensation charges related to acquired companies as follows (in thousands):
  Cost of revenues ........  $    --    -- % $    --    -- % $   2,820     0.6%
  Research and
   development.............       171   0.2       288   0.2     41,303     9.5
  Selling, general and
   administrative..........       530   0.5       164   0.1     35,607     8.2
                             -------- -----  -------- -----  ---------  ------
                             $    701   0.7% $    452   0.3% $  79,730    18.3%
                             ======== =====  ======== =====  =========  ======

Comparison of the Year Ended March 31, 2001 to the Year Ended March 31, 2000

   On September 9, 1999, March 23, 2000 and October 30, 2000, we effected two-for-one stock splits (in the form of 100% stock dividends); accordingly, all share and per share amounts in this discussion of the results of operations have been restated to reflect the stock splits.

   Net Revenues. Net revenues for the year ended March 31, 2001 were approximately $435.5 million, representing an increase of 152.7% over net revenues of approximately $172.4 million for the year ended March 31, 2000. Revenues from sales of communications products increased 181.5% to $388.8 million or 89% of net revenues for the year ended March 31, 2001 from $138.1 million or 80% of net revenues for the year ended March 31, 2000. Of this increase, $45.5 million is attributable to revenues generated by MMC since the date of acquisition. The remaining increase reflects both unit growth in shipments of existing products, as well as the introduction of new communications products. Revenues from sales of non-communications products, consisting of the ATE, high-speed computing and military markets, decreased from 20% of net revenues for the year ended March 31, 2000, to 11% of net revenues for the year ended March 31, 2001.

   In the fourth quarter of fiscal 2001, we experienced a decline in our revenues, bookings and backlog from the previous quarter. Many of our customers have announced that they anticipate lower revenues and profits for fiscal 2002 as a result of a slowdown or reduction of capital expenditures by their customers. This factor, coupled with indicators of a general economic slowdown in the United States, has reduced demand for our products. We expect that revenues will decline materially for at least the first two quarters of fiscal 2002, when compared to the last two quarters of fiscal 2001.

   Based on direct shipments, net revenues to customers exceeding 10% for the years ending March 31, were as follows:

                                                                  1999  2000  2001
                                                                  ----  ----  ----
     Nortel......................................................  19%   26%   10%
     Insight.....................................................  13%   17%   19%
     Raytheon....................................................  16%   --    --

   Looking through product shipments to distributors and subcontractors, net revenues on an end customer basis, exceeding 10% for the years ending March 31, were as follows:

                                                                  1999  2000  2001
                                                                  ----  ----  ----
     Nortel......................................................  20%   38%   20%
     Raytheon....................................................  16%   --    --

   Gross Margin. Gross margin was 62.5% for the year ended March 31, 2001, as compared to 70.9% for the year ended March 31, 2000. Gross margin was adversely affected by a $26.9 million purchase accounting charge to cost of revenues based on an increase in the value of the MMC inventory as of the acquisition date, as well as $25.3 million of developed core technology amortization (see Footnote 3 of the notes to the consolidated financial statements). Excluding the effect of these purchase accounting charges, gross margin actually increased to 74.5% for the year ended March 31, 2001. This increase in gross margin was driven principally by the increased percentage of revenues derived from our communications standard products which have higher average selling prices and the increased utilization of our wafer fabrication facility. We anticipate that gross margin will decline in fiscal 2002 as a result of decreasing utilization of our manufacturing facilities and the potential for lower average selling prices as a result of the current softness in demand for our products.

   Research and Development. Research and development ("R&D") expenses increased 224% to approximately $105.2 million, or 24.2% of revenues, for the year ended March 31, 2001, from approximately $32.5 million, or 18.9% of net revenues, for the year ended March 31, 2000. The increase is a result of new product and process development efforts, investments made in new design tools for the development of new products, and increases in personnel costs as a result of acquisitions and internal hiring of R&D personnel. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Accordingly, we expect R&D expenses to increase in the future. Currently, R&D expenses are focused on the development of products and processes for the communications markets, and we expect to continue this focus.

   Selling, General and Administrative. Selling, general and administrative ("SG&A") expenses were approximately $69.2 million, or 15.9% of revenues, for the year ended March 31, 2001, as compared to approximately $28.0 million, or 16.3% of net revenues, for the year ended March 31, 2000. The increase in SG&A expenses in absolute dollars for the year ended March 31, 2001 was primarily attributable to investments made in our corporate infrastructure, an increase in the size of our sales force and related commissions, additional marketing and advertising investments associated with the introduction of new products, general corporate branding and increases in our reserves for bad debt. The remaining increase is the result of our acquisition of MMC in the third quarter which had similar expenses not included in the prior year as a result of purchase accounting. We expect SG&A expenses to increase in the future due principally to additional staffing in our sales and marketing departments, as well as increased spending on information technology and product promotion, although we do expect that the rate of increase will be reduced.

   Stock-based Compensation. During the year ended March 31, 2001, deferred compensation of $438.8 million was recorded related to restricted stock and unvested options granted to employees of acquired companies in accordance with FASB Interpretation No. 44 ("FIN 44"). Prior to FIN 44, the fair value of these stock awards would have been included as part of the purchase price of the acquisitions, probably resulting in additional goodwill. Stock-based compensation charges were $79.7 million and $0.5 million for the years ended March 31, 2001 and March 31, 2000, respectively. The increase is directly related to the acquisitions of MMC, SiLUTIA, Inc. ("SiLUTIA"), YuniNetworks, pBaud Logic, Inc. ("pBaud"), Chameleon Technologies ("Chameleon") and Raleigh Technology Corporation ("RTC"). We currently expect to record amortization of deferred compensation with respect to these option grants of approximately $147.2 million, $134.1 million, $63.5 million, and $4.1 million during the fiscal years ended March 31, 2002, 2003, 2004 and 2005, respectively. These charges could be reduced based on the level of employee turnover. Future acquisitions of businesses may result in substantial additional charges. Such charges may cause fluctuations in our interim or annual operating results.

   Amortization of Goodwill and Purchased Intangibles. Amortization of goodwill and purchased intangible assets was $308.8 million for the year ended March 31, 2001. These charges are related to the purchases of MMC, SiLUTIA, YuniNetworks, pBaud, Chameleon and RTC. There were no amortization charges arising from purchase acquisitions in the year ended March 31, 2000. Currently, we expect amortization expense to be $736.4 million, $736.3 million, $734.4 million, $731.6 million and $704.0 million for the years ended March 31, 2002, 2003, 2004, 2005 and 2006, respectively. There can be no assurance that acquisitions of businesses by us in the future will not result in substantial changes to the expected amortization, which may cause fluctuations in our interim and annual operating results. The estimated amortization of goodwill expense is based on the current guidance for the amortization of intangible assets and does not reflect the exposure draft regarding the impairment only approach to goodwill amortization expected to be effective in fiscal 2002. If the new guidance becomes effective as it is currently drafted, the amortization of goodwill would no longer be required.

   Acquired In-process Research and Development. For the year ended March 31, 2001, we recorded $202.1 million of acquired in-process research and development ("IPR&D") resulting from the acquisitions of YuniNetworks, SiLUTIA and MMC. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

   The following table summarizes the significant assumptions underlying the valuations related to the IPR&D at the date of acquisition:

                                       Estimated Cost Discount Rate   Weighted
                               IPR&D    to Complete    Applied to   Average Cost
                               Charge    Technology       IPR&D      of Capital
                              -------- -------------- ------------- ------------
                                            (Dollars in thousands)
   MMC Networks, Inc. ....... $176,700    $11,494           20%          14%
   SiLUTIA, Inc. ............    3,600        276           22%          17%
   YuniNetworks, Inc.........   21,800      3,078           21%          16%
                              --------    -------
     Total................... $202,100    $14,848
                              ========    =======

   Included below are additional details regarding the in-process technology acquired in these transactions:

   MMC Networks, Inc.--MMC designs, develops, manufactures and markets network processors, traffic management and switch fabric ICs. The total IPR&D charge related to eight projects, which at the date of the acquisition were between 20% and 90% complete. Three projects accounted for approximately 62% of the value assigned to IPR&D. These projects were estimated to be completed in fiscal 2002 and are on schedule. The remaining projects, which accounted for 38% of the charge, are at various stages of completion and are also on schedule except for insignificant delays related to resource constraints.

   SiLUTIA, Inc.--SiLUTIA specializes in digital and mixed signal IC designs. Ninety-five percent of the IPR&D charge related to one project which was 60% complete at the date of acquisition. At March 31, 2001, the project is estimated to be approximately 95% complete and is on budget.

   YuniNetworks, Inc.--YuniNetworks develops scalable switch fabric silicon ICs. The IPR&D charge related to one chipset consisting of six ICs. At the date of acquisition, the project was estimated to be 32% complete. The original project was completed on time and on budget. The chipset has not been production released and is currently being modified to include additional functionality not planned in the original project.

   There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our interim and annual operating results.

   Net Interest Income. Net interest income increased to $55.4 million for the year ended March 31, 2001 compared to $12.9 million for the year ended March 31, 2000. This increase was due principally to increased funds available for investment generated by our operations, public stock offerings and employee stock option exercises.

   Income Taxes. Income taxes for the year ended March 31, 2001 differed from statutory rates primarily due to the utilization of certain federal and state tax credits and the nondeductibility of IPR&D and the amortization of purchased intangibles.

   Backlog. Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not a good indicator of future revenue. Our backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $100.3 million on March 31, 2001, compared to $86.1 million on March 31, 2000.

Comparison of the Year Ended March 31, 2000 to the Year Ended March 31, 1999

   Net Revenues. Net revenues for the year ended March 31, 2000 were approximately $172.4 million, representing an increase of 64% over net revenues of approximately $105.0 million for the year ended March 31, 1999. Revenues from sales of communications products increased 141% to $138.1 million or 80% of net revenues for the year ended March 31, 2000 from $57.3 million or 55% of net revenues for the year ended March 31, 1999. This increase reflected both unit growth in shipments of existing products, as well as the introduction of new products for the communications market. Revenues from sales of non-communications products decreased from 45% of net revenues for the year ended March 31, 1999 to 20% of net revenues for the year ended March 31, 2000.

   Gross Margin. Gross margin was 70.9% for the year ended March 31, 2000, as compared to 63.9% for the year ended March 31, 1999. The increase in gross margin resulted primarily from increased utilization of our wafer fabrication facility.

   Research and Development. R&D expenses increased 46% to approximately $32.5 million, or 18.9% of revenues, for the year ended March 31, 2000 from approximately $22.3 million, or 21.2% of net revenues, for the year ended March 31, 1999. The increase in R&D expenses in absolute dollars is a reflection of our aggressive product development efforts. Factors contributing to the increase in R&D expenses are an increase in compensation related costs, as a result of both increased headcount and increased average compensation costs, an increase in the cost of design tools and software, and an increase in prototyping and outside contractor costs.

   Selling, General and Administrative. SG&A expenses were approximately $28.0 million, or 16.3% of net revenues, for the year ended March 31, 2000, as compared to approximately $17.8 million, or 16.9% of net revenues, for the year ended March 31, 1999. The increase in SG&A expenses for the year ended March 31, 2000 was primarily due to increases in personnel and travel costs, commissions earned by sales representatives, product promotion expenses, and professional fees related to legal, accounting and strategic developments.

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

   Income Taxes. Our annual effective tax rate for the year ended March 31, 2000 was 34.3%, compared to an effective tax rate of 37.4% for the year ended March 31, 1999. The effective tax rate for the year ended March 31, 2000 was decreased from statutory rates due to the utilization of certain federal and state tax credits. The rate for fiscal 2000 was lower than fiscal 1999 due to the nondeductibility of certain merger-related costs incurred in fiscal 1999.

Liquidity and Capital Resources

   Our principal source of liquidity as of March 31, 2001 consisted of $1.1 billion in cash, cash equivalents and short-term investments. Working capital as of March 31, 2001 was $1.2 billion, compared to $1.0 billion as of March 31, 2000. This increase in working capital was primarily due to net cash provided by operating activities and proceeds from the issuance of common stock, offset by the purchase of property and equipment.

   For the years ended March 31, 2001, 2000 and 1999, net cash provided by operating activities was $199.8 million, $65.3 million, and $22.0 million, respectively. Net cash provided by operating activities in fiscal 2001 and 2000 primarily reflected net income before depreciation and amortization expense, acquired IPR&D and the tax benefit of disqualifying dispositions, offset by increases in deferred tax liabilities.

   Capital expenditures totaled $78.2 million, $22.8 million, and $16.5 for the years ended March 31, 2001, 2000 and 1999, respectively, which primarily consisted of engineering hardware and design software, manufacturing and test equipment and land. As we continue to expand our operations and as we integrate and upgrade the capital equipment, software and facilities of our acquired companies, we intend to increase our capital expenditures for computer hardware/software, manufacturing and test equipment, and real estate.

   In addition, we continue to explore alternatives for the expansion of our manufacturing capacity, including entering into additional strategic relationships to obtain capacity, qualifying second source manufacturers of our products, building a new manufacturing facility, and purchasing a manufacturing facility. Any of these alternatives could require a significant investment by us, and there can be no assurance that any of the alternatives for the expansion of our manufacturing capacity will be available on a timely basis.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

   Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

   We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2001, our investment portfolio includes fixed-income securities classified as available-for-sale investments with a fair market value of $1,074 million and a cost basis of $1,070 million. The gross unrealized gains of $3.9 million and gross unrealized losses of $0.1 million have been recorded net of deferred taxes of $1.4 million as a separate component of accumulated other comprehensive income. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the maturity dates of our investment portfolio are relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition or results of operations.

   We invest in equity instruments of private companies for business and strategic purposes, most of which are communications IC companies. These investments are classified as long-term strategic equity and convertible debt investments and are valued based on prices recently paid for the securities. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction.

   We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 8. Financial Statements and Supplementary Data.

   Refer to the Index to the Financial Statements on Page F-l of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   None.

                                   PART III

   Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the "Proxy Statement") for our Annual Meeting of Stockholders to be held August 30, 2001, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10. Directors and Executive Officers of the Registrant.

   (a) Executive Officers--See the section entitled "Executive Officers of the Registrant" in Part I, Item 1 hereof.

   (b) Directors--The information required by this Item is incorporated by reference to the section entitled "Election of Directors" in the Proxy Statement.

Item 11. Executive Compensation.

   The information required by this Item is incorporated by reference to the sections entitled "Compensation of Executive Officers" in the Proxy Statement.

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

     (2) Financial Statement Schedules

       For the three fiscal years ended March 31, 2001--II Valuation and Qualifying Accounts

       Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

     The following exhibits are filed or incorporated by reference into this report.

       (a) Exhibits

  3.1(3)  Amended and Restated Certificate of Incorporation of the Company.

  3.2(3)  Amended and Restated Bylaws of the Company.

  4.1(1)  Specimen Stock Certificate.

 10.1(1) Form of Indemnification Agreement between the Company and each of its Officers and Directors.

 10.2(1)  *1982 Employee Incentive Stock Option Plan, as amended, and form of
          Option Agreement.

 10.3     *1992 Stock Option Plan as amended, and form of Option Agreement.

 10.4(1)  *1997 Employee Stock Purchase Plan and form of Subscription
          Agreement.

 10.5     *1997 Directors' Stock Option Plan and form of Option Agreement.

 10.6(1)  *401(k) Plan, effective April 1, 1985 and form of Enrollment
          Agreement.

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

 10.18(1) *Letter Agreement, dated January 30, 1996 by and between the Company and David Rickey.

 10.19(1) Patent License Agreement, dated October 19, 1992, as amended by and between Registrant and Alcatel Network Systems, Inc.

 10.24    *1998 Employee Stock Purchase Plan and form of Subscription
          Agreement.

 10.26 *1998 Stock Incentive Plan of Cimaron Communications Corporation adopted by Registrant in merger transaction, effective March 17, 1999.

 10.27(2) *Employment Agreement by and between Registrant and Gary Martin.

 10.28(2) *Employment Agreement by and between Registrant and Ramakrishna
          Sudireddy.

 10.29(2) Agreement to Sell and Purchase and Escrow Instructions to Acquire
          Land by and between Kilroy Realty, L.P. and Registrant dated January
          8, 1999.

 10.30(2) Lease of Engineering Building by and between Kilroy Realty, L.P. and
          Registrant dated February 17, 1999.

 10.31(2) **Custom Sales Agreement dated July 14, 1998 by and between
          Registrant and International Business Machines.

 10.32(3) Amendment No. 1 to the engineering Building Lease dated November,
          1999.

 10.33    *2000 Equity Incentive Plan and form of Option Agreement.

 10.35(4) Lease of Facilities in Andover, Massachusetts between 200 Minuteman
          Limited Partnership and Registrant dated September 13, 2000.

 10.36(5) Agreement to Acquire Land in Poway, California by and between Tech
          Business Center LLC and Registrant dated September 29, 2000.

 10.37    MMC Networks, Inc. 1997 Stock Plan and Form of Option Agreement.

 11.1(6)  Computation of Per Share Data under SFAS No. 128.

 21.1 Subsidiaries of the Registrant.

 23.1 Consent of Ernst & Young LLP, Independent Auditors.

 24.1 Power of Attorney (see page 41).

   (b) The Company did not file any current reports on Form 8-K with the Commission during the quarter ended March 31, 2001.
--------
*  Management contract or compensatory plan.

** Confidential treatment has been granted with respect to certain portions of this exhibit.

(1) Incorporated by reference to identically numbered exhibits filed with the Company's Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.

(2) Incorporated by reference to identically numbered exhibits filed with the Company's Annual Report, Form 10-K for the year ended March 31, 1999.

(3) Incorporated by reference to identically numbered exhibits filed with the Company's Annual Report, Form 10-K for the year ended March 31, 2000.

(4) Incorporated by reference to identically numbered exhibits filed with the Company's Quarterly Report, Form 10-Q for the quarter ended September 30, 2000.

(5) Incorporated by reference to identically numbered exhibits filed with the Company's Quarterly Report, Form 10-Q for the quarter ended December 31, 2000.

(6) The Computation of Per Share Data under SFAS No. 128 is included in the F-pages of this report.

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                                    (1)
                                                 Charged to
                           Balance at Charged to   Other                   Balance
                           Beginning  Costs and   Accounts                At End Of
        Description        of Period   Expenses   Describe  Deductions     Period
-----------------------------------------------------------------------------------
  Year ended March 31,
   2001:
   Allowance for doubtful
   accounts..............     $314     $ 3,659     $  747     $  145(/2/)  $ 4,575
  Reserve for excess and
   obsolete inventory....      --       10,142        608      1,342(/3/)    9,408
                              ----     -------     ------     ------       -------
                              $314     $13,801     $1,355     $1,487       $13,983
                              ====     =======     ======     ======       =======
-----------------------------------------------------------------------------------
  Year ended March 31,
   2000:
   Allowance for doubtful
   accounts..............     $177     $   150     $  --      $   13(/2/)  $   314
-----------------------------------------------------------------------------------
  Year ended March 31,
   1999:
   Allowance for doubtful
   accounts..............     $350     $    50     $  --      $  223(/2/)  $   177

--------
(1) Assumed through purchase acquisitions
(2) Accounts written off as uncollectable
(3) General reserves which were converted to reserves against specific parts

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          APPLIED MICRO CIRCUITS CORPORATION

                                                  /s/ David M. Rickey
                                           By:---------------------------------
                                                      David M. Rickey
                                           Chairman of the Board of Directors,
                                              President and Chief Executive
                                                         Officer

Date: May 18, 2001

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

              Signature                             Title                  Date
              ---------                             -----                  ----

        /s/ David M. Rickey           Chairman of the Board of         May 18, 2001
 ____________________________________ Directors, President and
           David M. Rickey            Chief Executive Officer

      /s/ William E. Bendush          Chief Financial Officer          May 18, 2001
 ____________________________________
          William E. Bendush

     /s/ Roger A. Smullen, Sr.        Director and Vice Chairman       May 18, 2001
 ____________________________________ of the Board of Directors
        Roger A. Smullen, Sr.

     /s/ William K. Bowes, Jr.        Director                         May 18, 2001
 ____________________________________
        William K. Bowes, Jr.

   /s/ Franklin P. Johnson, Jr.       Director                         May 18, 2001
 ____________________________________
       Franklin P. Johnson, Jr.

        /s/ R. Wayne Price            Director                         May 18, 2001
 ____________________________________
            R. Wayne Price


              Signature                             Title                  Date
              ---------                             -----                  ----

         /s/ S. Atiq Raza             Director                         May 18, 2001
 ____________________________________
             S. Atiq Raza

        /s/ Douglas Spreng            Director                         May 18, 2001
 ____________________________________
            Douglas Spreng

      /s/ Arthur B. Stabenow          Director                         May 18, 2001
 ____________________________________
          Arthur B. Stabenow

        /s/ Harvey P. White           Director                         May 18, 2001
 ____________________________________
            Harvey P. White

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of Ernst & Young LLP, Independent Auditors........................ F-2

Consolidated Balance Sheets as of March 31, 2000 and 2001................ F-3

Consolidated Statements of Operations for the fiscal years ended March
 31, 1999, 2000 and 2001................................................. F-4

Consolidated Statements of Stockholders' Equity for the fiscal years ended March 31, 1999, 2000 and 2001..................................... F-5

Consolidated Statements of Cash Flows for the fiscal years ended March
 31, 1999, 2000 and 2001................................................. F-6

Notes to Consolidated Financial Statements............................... F-7

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Applied Micro Circuits Corporation

   We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 2000 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                          /s/ Ernst & Young LLP

San Diego, California
April 20, 2001

                       APPLIED MICRO CIRCUITS CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except par value)

                                                              March 31,
                                                        ----------------------
                                                           2000        2001
                                                        ----------  ----------
                        Assets
Current assets:
  Cash and cash equivalents............................ $  170,102  $   58,197
  Short-term investments--available-for-sale...........    784,449   1,073,896
  Accounts receivable, net of allowance for doubtful
   accounts of $314 and $4,575 at March 31, 2000 and
   2001, respectively..................................     25,459      83,892
  Inventories..........................................     10,925      32,740
  Deferred income taxes................................      4,148      27,597
  Current portion of notes receivable from officer and
   employees...........................................         81          25
  Other current assets.................................     10,240      24,750
                                                        ----------  ----------
    Total current assets...............................  1,005,404   1,301,097
Property and equipment, net............................     37,842     112,953
Notes receivable from officers and employees, less
 current portion.......................................         48         120
Purchased intangibles, net of $334,116 of accumulated
 amortization at March 31, 2001........................        --    4,008,440
Strategic equity and convertible debt investments......        --       28,023
Other assets...........................................      3,588       2,645
                                                        ----------  ----------
    Total assets....................................... $1,046,882  $5,453,278
                                                        ==========  ==========
         Liabilities and Stockholders' Equity
Current liabilities:
  Accounts payable..................................... $    8,818  $   38,069
  Accrued payroll and related expenses.................      7,618      17,868
  Other accrued liabilities............................      6,448      30,583
  Deferred revenue.....................................      2,776       5,087
  Current portion of long-term debt....................      1,394         668
  Current portion of capital lease obligations.........        729         596
                                                        ----------  ----------
    Total current liabilities..........................     27,783      92,871
Long-term debt, less current portion...................      3,599       1,216
Long-term capital lease obligations, less current
 portion...............................................      1,695       1,050
Deferred income taxes..................................        --      120,040

Commitments and contingencies (Notes 7 and 10)

Stockholders' equity:
  Preferred stock, $0.01 par value:
   Authorized shares--2,000, none issued and
    outstanding........................................        --          --
  Common stock, $0.01 par value:
   Authorized shares--630,000 at March 31, 2001
   Issued and outstanding shares--243,684 and 299,822
   at March 31, 2000 and 2001, respectively............      2,437       2,998
Additional paid-in capital.............................    943,293   5,947,682
Deferred compensation, net.............................     (1,443)   (348,894)
Accumulated other comprehensive income (loss)..........       (166)      2,438
Retained earnings (deficit)............................     70,139    (366,076)
Notes receivable from stockholders.....................       (455)        (47)
                                                        ----------  ----------
    Total stockholders' equity.........................  1,013,805   5,238,101
                                                        ----------  ----------
    Total liabilities and stockholders' equity......... $1,046,882  $5,453,278
                                                        ==========  ==========

                       APPLIED MICRO CIRCUITS CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)

                                                   Fiscal Year Ended March 31,
                                                   ---------------------------
                                                     1999     2000     2001
                                                   -------- -------- ---------
Net revenues...................................... $105,000 $172,352 $ 435,543
Cost of revenues (1)..............................   37,937   50,218   163,166
                                                   -------- -------- ---------
Gross profit......................................   67,063  122,134   272,377
Operating expenses:
  Research and development (1)....................   22,301   32,527   105,225
  Selling, general and administrative (1).........   17,795   28,035    69,232
  Stock-based compensation (1)....................      701      452    79,730
  Amortization of goodwill and purchased
   intangibles....................................      --       --    308,835
  Acquired in-process research and development....      --       --    202,100
  Merger-related costs............................    2,350      --        --
                                                   -------- -------- ---------
    Total operating expenses......................   43,147   61,014   765,122
                                                   -------- -------- ---------
Operating income (loss)...........................   23,916   61,120  (492,745)
Interest income, net..............................    3,450   12,872    55,449
                                                   -------- -------- ---------
Income (loss) before income taxes.................   27,366   73,992  (437,296)
Income tax expense (benefit)......................   10,233   25,367    (1,081)
                                                   -------- -------- ---------
Net income (loss)................................. $ 17,133 $ 48,625 $(436,215)
                                                   ======== ======== =========
Basic earnings (loss) per share:
  Earnings (loss) per share....................... $   0.09 $   0.23 $   (1.63)
                                                   ======== ======== =========
  Shares used in calculating basic earnings (loss)
   per share......................................  196,112  215,640   267,363
                                                   ======== ======== =========
Diluted earnings (loss) per share:
  Earnings (loss) per share....................... $   0.08 $   0.20 $   (1.63)
                                                   ======== ======== =========
  Shares used in calculating diluted earnings
   (loss) per share...............................  219,440  238,304   267,363
                                                   ======== ======== =========
--------
(1) For presentation purposes, the functional line items exclude stock-based compensation charges related to acquired companies as follows (in thousands):

Cost of revenues.................................. $    --  $    --  $   2,820
Research and development..........................      171      288    41,303
Selling, general and administrative...............      530      164    35,607
                                                   -------- -------- ---------
                                                   $    701 $    452 $  79,730
                                                   ======== ======== =========

                            See accompanying notes.

                      APPLIED MICRO CIRCUITS CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                (in thousands)

                                                                     Accumulated                Notes
                           Common Stock    Additional                   Other     Retained    Receivable      Total
                          ---------------   Paid-In      Deferred   Comprehensive Earnings       From     Stockholders'
                          Shares   Amount   Capital    Compensation Income (Loss) (Deficit)  Stockholders    Equity
                          -------  ------  ----------  ------------ ------------- ---------  ------------ -------------
Balance, March 31,
1998....................  180,288  $1,802  $   85,083   $    (472)     $  --      $   5,722     $(501)     $   91,634
 Issuance of stock upon
 formation of Cimaron...   18,752     186       4,478        (230)        --            --        --            4,434
 Issuance of common
 stock under employee
 stock purchase plans...    3,336      34       3,145         --          --            --        --            3,179
 Issuance of stock
 pursuant to exercise of
 stock options..........   10,520     106       2,431        (964)        --            --        --            1,573
 Tax benefit of
 disqualifying
 dispositions...........      --      --        4,209         --          --            --        --            4,209
 Payment on notes.......      --      --          --          --          --            --         46              46
 Deferred compensation
 related to stock
 options and restricted
 stock..................      --      --        1,317      (1,317)        --            --        --              --
 Amortization of
 deferred compensation..      --      --          --          860         --            --        --              860
 Adjustment for change
 in Cimaron's year end..      --      --          --          --          --         (1,341)      --           (1,341)
 Comprehensive income:
 Net income.............      --      --          --          --          --         17,133       --           17,133
 Unrealized loss on
 short-term investments,
 net of tax.............      --      --          --          --          (33)          --        --              (33)
                                                                                                           ----------
 Total comprehensive
 income.................      --      --          --          --          --            --        --           17,100
                          -------  ------  ----------   ---------      ------     ---------     -----      ----------
Balance, March 31,
1999....................  212,896   2,128     100,663      (2,123)        (33)       21,514      (455)        121,694
 Issuance of stock, net
 of issuance costs......   24,010     240     814,740         --          --            --        --          814,980
 Issuance of common
 stock under employee
 stock purchase plans...      524       6       2,498         --          --            --        --            2,504
 Issuance of stock
 pursuant to exercise of
 stock options..........    6,366      63      10,313         --          --            --        --           10,376
 Repurchase of
 restricted stock.......     (112)    --          (11)        --          --            --        --              (11)
 Amortization of
 deferred compensation..      --      --          --          611         --            --        --              611
 Elimination of deferred
 compensation related to
 stock options
 forfeited..............      --      --          (69)         69         --            --        --              --
 Tax benefit of
 disqualifying
 dispositions...........      --      --       15,159         --          --            --        --           15,159
 Comprehensive income:
 Net income.............      --      --          --          --          --         48,625       --           48,625
 Unrealized loss on
 short-term investments,
 net of tax.............      --      --          --          --         (133)          --        --             (133)
                                                                                                           ----------
 Total comprehensive
 income.................      --      --          --          --          --            --        --           48,492
                          -------  ------  ----------   ---------      ------     ---------     -----      ----------
Balance, March 31,
2000....................  243,684  $2,437  $  943,293   $  (1,443)     $ (166)    $  70,139     $(455)     $1,013,805
 Issuance of stock
 related to purchase
 acquisitions...........   46,232     462   4,775,395         --          --            --        (47)      4,775,810
 Issuance of common
 stock under employee
 stock purchase plans...      299       3       6,653         --          --            --        --            6,656
 Issuance of stock
 pursuant to exercise of
 stock options..........    9,727      97      64,917         --          --            --        --           65,014
 Repurchase of
 restricted stock.......     (120)     (1)         (8)        --          --            --        --               (9)
 Deferred compensation
 related to stock
 options and restricted
 stock assumed as a
 result of
 acquisitions...........      --      --          --     (438,845)        --            --        --         (438,845)
 Amortization of
 deferred compensation..      --      --          --       79,848         --            --        --           79,848
 Elimination of deferred
 compensation related to
 stock options
 forfeited..............      --      --      (11,546)     11,546         --            --        --              --
 Tax benefit of
 disqualifying
 dispositions...........      --      --      168,978         --          --            --        --          168,978
 Payment on notes.......      --      --          --          --          --            --        455             455
 Comprehensive income:
 Net loss...............      --      --          --          --          --       (436,215)      --         (436,215)
 Foreign currency
 translation loss.......      --      --          --          --          (73)          --        --              (73)
 Unrealized gain on
 short-term investments,
 net of tax.............      --      --          --          --        2,677           --        --            2,677
                                                                                                           ----------
 Total comprehensive
 loss...................      --      --          --          --          --            --        --         (433,611)
                          -------  ------  ----------   ---------      ------     ---------     -----      ----------
Balance, March 31,
2001....................  299,822  $2,998  $5,947,682   $(348,894)     $2,438     $(366,076)    $ (47)     $5,238,101
                          =======  ======  ==========   =========      ======     =========     =====      ==========

                       APPLIED MICRO CIRCUITS CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                               Fiscal Year Ended March 31,
                                            -----------------------------------
                                              1999        2000         2001
                                            ---------  -----------  -----------
Operating Activities
  Net income (loss).......................  $  17,133  $    48,625  $  (436,215)
  Adjustment to reconcile net income
   (loss) to net cash provided by
   operating activities:
  Depreciation and amortization...........      7,045        8,039       16,135
  Write-offs of inventories...............        180          701          172
  Amortization of purchased intangibles
   and inventory fair value adjustment....        --           --       361,022
  Acquired in-process research and
   development............................        --           --       202,100
  Amortization of deferred compensation...        860          611       79,848
  Tax benefit of disqualifying
   dispositions...........................      4,209       15,159      168,978
  Loss on disposals of property...........        221          --           --
  Adjustment for change in Cimaron year
   end....................................     (1,341)         --           --
  Changes in operating assets and
   liabilities:
   Accounts receivables...................     (7,096)      (6,184)     (42,272)
   Inventories............................     (1,808)      (1,813)     (11,601)
   Other assets...........................       (678)      (7,417)      (9,621)
   Accounts payable.......................        (84)       3,687       16,416
   Accrued payroll and other accrued
    liabilities...........................      4,495        2,170       31,956
   Deferred income taxes..................       (691)         425     (178,550)
   Deferred revenue.......................       (434)       1,337        1,403
                                            ---------  -----------  -----------
     Net cash provided by operating
      activities..........................     22,011       65,340      199,771

Investing Activities
  Proceeds from sales and maturities of
   investments............................    187,787    1,847,446    2,773,758
  Purchase of investments.................   (199,394)  (2,559,018)  (3,088,500)
  Repayments and (advances) on notes
   receivable from officers and
   employees..............................        262          786          (18)
  Purchase of property, equipment and
   other assets...........................    (16,490)     (22,753)     (78,217)
  Cash received from purchase
   acquisitions, net of cash paid and
   merger expenses........................        --           --        14,325
                                            ---------  -----------  -----------
     Net cash used for investing
      activities..........................    (27,835)    (733,539)    (378,652)
Financing Activities
  Proceeds from issuance of common stock,
   net....................................      9,062      827,860       71,670
  Repurchase of common stock..............        --           (11)          (9)
  Payments on notes receivable from
   stockholders...........................         46          --           455
  Payments on capital lease obligations...     (2,110)      (1,214)        (779)
  Payments on long-term debt..............       (792)      (1,864)      (4,288)
  Proceeds from equipment financed under
   capital leases.........................      2,342          --           --
  Issuance of long-term debt..............      4,346          --           --
  Other...................................        --           --           (73)
                                            ---------  -----------  -----------
     Net cash provided by financing
      activities..........................     12,894      824,771       66,976
                                            ---------  -----------  -----------
     Net increase (decrease) in cash and
      cash equivalents....................      7,070      156,572     (111,905)
Cash and cash equivalents at beginning of
 year.....................................      6,460       13,530      170,102
                                            ---------  -----------  -----------
Cash and cash equivalents at end of year..  $  13,530  $   170,102  $    58,197
                                            ---------  -----------  -----------

Supplemental disclosure of cash flow
 information:
  Cash paid for:
   Interest...............................  $     542  $       634  $       403
                                            =========  ===========  ===========
   Income taxes...........................  $   4,274  $    12,273  $     3,943
                                            =========  ===========  ===========


                            See accompanying notes.

                      APPLIED MICRO CIRCUITS CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

   The Company designs, develops, manufactures and markets high-performance, high-bandwidth silicon solutions for the world's optical networks.

Basis of Presentation

   On September 9, 1999, March 23, 2000, and October 30, 2000, the Company effected two-for-one stock splits (in the form of 100% stock dividends); accordingly, all prior share, per share, common stock, and stock option amounts in these financial statements have been restated to reflect the stock splits.

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

   The following is a summary of available-for-sale securities (in thousands):

                                                           Gross
                                                        Unrealized
                                            Amortized  ------------- Estimated
                                               Cost    Gains  Losses Fair Value
                                            ---------  ------ ------ ----------
At March 31, 2001:
 U.S. treasury securities and obligations
  of U.S. government agencies.............. $   26,984 $  109  $  5  $   27,088
 State, Municipal and County government
  notes and bonds..........................    388,689  1,510   --      390,199
 U.S. corporate debt securities............    654,418  2,304   113     656,609
                                            ---------- ------  ----  ----------
                                            $1,070,091 $3,923  $118  $1,073,896
                                            ========== ======  ====  ==========
At March 31, 2000:
 U.S. treasury securities and obligations
  of U.S. government agencies.............. $   25,942 $  --   $118  $   25,824
 State, Municipal and County government
  notes and bonds..........................    397,645     30    14     397,661
 U.S. corporate debt securities............    361,132     26   194     360,964
                                            ---------- ------  ----  ----------
                                            $  784,719 $   56  $326  $  784,449
                                            ========== ======  ====  ==========

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



   Available-for-sale securities by contractual maturity are as follows (in thousands):

                                                                     March 31,
                                                                        2001
                                                                     ----------
   Due in one year or less.......................................... $  860,737
   Due after one year through two years.............................    146,269
   Greater than two years...........................................     66,890
                                                                     ----------
                                                                     $1,073,896
                                                                     ==========

Strategic Equity and Convertible Debt Investments

   The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. These strategic investments are classified separately as strategic equity and convertible debt investments, totaling $28.0 million at March 31, 2001. The strategic equity and convertible debt instruments are valued at cost because the Company does not have the ability to exercise significant influence over the investees' operations and financial policies.

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

Inventories

   Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. The Company's inventory valuation process is done on a part-by-part basis. Lower of cost or market adjustments, specifically identified on a part-by-part basis, reduce the carrying value of the related inventory and take into

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


consideration reductions in sales prices, excess inventory levels and obsolete inventory. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.
Additionally, in fiscal 2001, the Company has established general reserves to cover exposure related to the economic slowdown.

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

Impairment of Long-Lived Assets

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of", the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Through March 31, 2001, the Company has not experienced any such impairments.

Advertising Cost

   Advertising costs are expensed as incurred.

Revenues

   Revenues related to product sales are generally recognized when title and risk of loss passes, which is generally when the products are shipped to the customer. Recognition of revenues and the related cost of revenues on shipments to distributors that are subject to terms of sale allowing for price protection and right of return on products unsold by the distributor are deferred until the distributor's ability to return the products or its rights to price protection lapse or have been limited. Revenues on engineering design contracts are recognized using the percentage-of-completion method based on actual cost incurred to date compared to total estimated costs of the project. Deferred revenue represents both the margin on shipments of products to distributors that will be recognized when the distributors ship the products to their customers or the right of return has lapsed and billings in excess and estimated earnings on uncompleted engineering design contracts.

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

Stock-Based Compensation

   The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee and director stock

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), requires the use of option valuation models that were not developed for use in valuing employee and director stock options. Under SFAS 123, compensation cost is determined using the fair value of stock-based compensation determined as of the grant date and is recognized over the periods in which the related services are rendered. The statement also permits companies to elect to continue using the current implicit value accounting method specified in APB 25 to account for stock-based compensation and disclose in the footnotes to the financial statements the pro forma effect of using the fair value method for its stock based compensation.

Segments of a Business Enterprise

   FASB Statement No. 131 ("Statement No. 131"), "Disclosures about Segments of an Enterprise and Related Information", establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement No. 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one segment.

Recent Accounting Pronouncements

   In September 2000, the Emerging Issues Task Force issued EITF 00-23 "Issues Related to the Accounting for Stock Compensation under APB 25 and FASB Interpretation No. 44", ("EITF 00-23"). EITF 00-23 addresses, among other things, the treatment of the tax benefits realized from the exercise of certain stock options assumed in an acquisition. The Company has made certain adjustments to the value of goodwill recorded in its purchase acquisitions in accordance with this guidance.

   In March 2000, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 44 ("Interpretation"), "Accounting for Certain Transactions Involving Stock Compensation--An Interpretation of Accounting Principles Board Opinion No. 25", clarifying the guidance for certain stock compensation issues, including the treatment of unvested stock and stock options issued in purchase business combinations. The Interpretation requires that unvested stock and stock options granted by the acquiring Company in exchange for unvested stock and stock options held by employees of the target company be accounted for at fair value and such amount be recorded as deferred compensation by the acquiring company. Accordingly, the Company recorded approximately $2.4 million, $43.4 million, $391.8 million and $1.2 million in deferred compensation in conjunction with the acquisitions of YuniNetworks, SiLUTIA, MMC and RTC, respectively (Note 2). Additionally, the Interpretation requires companies to value vested options at fair value and include such value in the determination of the total value of consideration issued in a transaction.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. The Company adopted SAB 101 in the quarter ending March 31, 2001. The adoption of SAB 101 did not have an impact on the Company's results of operations.

   In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Management does not believe this will have a material effect on the Company's operations. Implementation of this standard has recently been delayed by the FASB for a 12-month period. The Company will now adopt SFAS 133 as required for its first quarterly filing of fiscal year 2002.

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



Reclassification

   Certain prior period amounts have been reclassified to conform to the current period presentation.

Earnings (Loss) Per Share

   Shares used in basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted earnings (loss) per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. The reconciliation of shares used to calculate basic and diluted earnings (loss) per share consists of the following (in thousands):

                                                        Fiscal Year Ended March
                                                                  31,
                                                        -----------------------
                                                         1999    2000    2001
                                                        ------- ------- -------
Shares used in basic earnings (loss) per share
 computations-weighted average common shares
 outstanding........................................... 196,112 215,640 267,363
Net effect of dilutive common share equivalents based
 on treasury stock method..............................  23,328  22,664     --
                                                        ------- ------- -------
Shares used in diluted earnings (loss) per share
 computations.......................................... 219,440 238,304 267,363
                                                        ======= ======= =======

   Because the Company incurred a loss in the year ended March 31, 2001, the effect of dilutive securities totaling 22,260 equivalent shares have been excluded from the loss per share computation as their impact would be antidilutive.

2. Acquisitions

Fiscal 2001 Acquisitions

   The Company completed a number of acquisitions in fiscal 2001 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of each company acquired from the date of acquisition. The acquired companies are as follows:

   MMC Networks, Inc.--On October 25, 2000, the Company acquired MMC, a fabless semiconductor company that provides network processors, traffic management and switch fabric ICs. Under the terms of the merger agreement, in exchange for all of the outstanding stock of MMC, the Company issued 41,392,404 shares of its common stock and assumed options to purchase 7,981,595 shares of its common stock.

   YuniNetworks, Inc.--On June 8, 2000, the Company completed the acquisition of YuniNetworks, a developer of scalable switch fabric ICs. Under the terms of the merger agreement, in exchange for all YuniNetworks' shares of common and preferred stock, the Company issued 4,048,646 shares of its common stock and assumed options to purchase 225,776 shares of its common stock. Pursuant to a separate agreement, AMCC purchased 10% of the YuniNetworks' shares held by the majority stockholder of YuniNetworks for $8.9 million in cash.

   Other--The Company also completed the acquisitions of pBaud, Chameleon, SiLUTIA and RTC for a total purchase price of $73.2 million.

   In connection with these transactions, the Company conducted independent valuations of the intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: developed core and existing technology, assembled workforce,

                      APPLIED MICRO CIRCUITS CORPORATION
acquired in-process research and development ("IPR&D"), and trademarks/tradenames. The total purchase price was allocated as follows (in thousands):

                                     MMC      YuniNetworks  Other     Total
                                  ----------  ------------ -------  ----------
Net tangible assets
 (liabilities)..................  $  126,866    $  2,118   $(1,457) $  127,527
In-process research &
 development....................     176,700      21,800     3,600     202,100
Goodwill and other intangibles..   4,128,686     192,365    42,935   4,363,986
Deferred tax liabilities........    (301,129)        --    (16,420)   (317,549)
Deferred compensation...........     391,821       2,488    44,536     438,845
Purchased inventory fair value
 adjustment.....................      26,907         --        --       26,907
                                  ----------    --------   -------  ----------
Total consideration.............  $4,549,851    $218,771   $73,194  $4,841,816
                                  ==========    ========   =======  ==========

   Total consideration issued in the purchase acquisitions is as follows (in thousands):

                                        MMC     YuniNetworks  Other    Total
                                     ---------- ------------ ------- ----------
Value of securities issued.......... $3,919,108   $197,545   $62,356 $4,179,009
Assumption of options...............    578,093     11,467     7,288    596,848
                                     ----------   --------   ------- ----------
                                      4,497,201    209,012    69,644  4,775,857
Cash paid and merger fees...........     52,650      9,759     3,550     65,959
                                     ----------   --------   ------- ----------
                                     $4,549,851   $218,771   $73,194 $4,841,816
                                     ==========   ========   ======= ==========

   In accordance with EITF 00-23 which was issued in September 2000, the amount of goodwill has been adjusted for certain tax benefits related to the exercise of stock options assumed through our acquisitions. The total adjustment to goodwill related to these totaled $21.4 million for the year ended March 31, 2001.

   The purchased inventory fair value adjustment represents the difference between the carrying value of work in process and finished goods inventory and the estimated selling price of the related inventory at the date of acquisition. This adjustment was fully charged to cost of sales in the year ended March 31, 2001 as the related inventory was sold.

   The related purchased IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product's underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The remaining identified intangibles, including goodwill, will be amortized on a straight-line basis over lives ranging from one to six years.

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



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

                                                            Year Ended March
                                                                   31,
                                                           --------------------
                                                             2000       2001
                                                           ---------  ---------
   Net sales.............................................. $ 227,315  $ 508,092
                                                           ---------  ---------
   Net loss............................................... $(843,530) $(849,414)
                                                           =========  =========
   Basic loss per share................................... $   (3.91) $   (3.18)
                                                           =========  =========

Fiscal 1999 Acquisitions

   In March 1999, the Company acquired all of the outstanding common stock and common stock equivalents of Cimaron Communications Corporation ("Cimaron") in exchange for approximately 24 million shares of the Company's common stock. Cimaron also designs and develops high-bandwidth silicon solutions for the world's communications equipment manufacturers. The acquisition was accounted for using the pooling-of-interests method of accounting. Prior to the combination, Cimaron had a fiscal year end of December 31. In recording the business combination, Cimaron's results of operations for the fiscal year ended December 31, 1998 were combined with AMCC's for the fiscal year ended March 31, 1999. Cimaron's net sales and net loss for the three- month period ended March 31, 1999 were $110,000 and $(1,341,000), respectively. Cimaron's results of operations and cash flows for the three-month period ended March 31, 1999 have been added directly to the retained earnings and cash flows of AMCC and excluded from reported fiscal 1999 results of operations.

   In April 1998, the Company acquired Ten Mountains Design which designs and develops high bandwidth analog devices for communications equipment suppliers and optical module manufacturers. The financial statements include the results of operations for Ten Mountains Design from the date of acquisition.

   Net goodwill and other acquisition-related intangibles at fiscal years ending March 31 were as follows (in thousands):

                                                 Life in Years 2000     2001
                                                 ------------- ----- ----------
   Goodwill.....................................      1-6      $ --  $3,708,191
   Developed core technology....................        5        --     268,836
   Other intangibles............................      3-5        --      31,413
                                                               ----- ----------
                                                               $ --  $4,008,440
                                                               ===== ==========

   Other intangibles include items such as trademarks and workforce-in-place. The total balances presented above are net of accumulated amortization of $334.1 million at March 31, 2001.

   During 2001, the Company recorded acquisition-related purchase consideration of $438.8 million as deferred stock-based compensation. This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of stock options assumed that are earned as future services are provided by the employees. The compensation is being recognized over the related vesting period. The related expenses are identified with research and development, cost of sales and selling, general and administration depending on the function of the individual employee providing services. However, for presentation purposes, the amounts have been footnoted on the face of the income statement and excluded from the functional line items.

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



3. Certain Financial Statement Information

                                                                 March 31,
                                                             ------------------
                                                               2000      2001
                                                             --------  --------
   Inventories (in thousands):
    Finished goods.......................................... $  2,666  $ 16,363
    Work in process.........................................    6,966    14,560
    Raw materials...........................................    1,293     1,817
                                                             --------  --------
                                                             $ 10,925  $ 32,740
                                                             ========  ========

   Property and equipment (in thousands):
    Machinery and equipment................................. $ 46,302  $ 70,358
    Leasehold improvements..................................    8,352    18,292
    Computers, office furniture and equipment...............   20,743    73,181
    Land....................................................    4,881    22,122
                                                             --------  --------
                                                               80,278   183,953
    Less accumulated depreciation and amortization..........  (42,436)  (71,000)
                                                             --------  --------
                                                             $ 37,842  $112,953
                                                             ========  ========

   Other accrued liabilities (in thousands):
    Income taxes payable.................................... $    839  $ 12,564
    Other...................................................    5,609    18,019
                                                             --------  --------
                                                             $  6,448  $ 30,583
                                                             ========  ========

   Cost of sales includes certain amortization of purchased intangibles and other acquisition-related charges as follows (in thousands):

                                                            Fiscal Year Ended
                                                               March 31,
                                                           -------------------
                                                           1999  2000   2001
                                                           ----- ----- -------
   Amortization of developed core technology.............. $ --  $ --  $25,280
   Amortization of purchased inventory fair value
    adjustment (see Note 2)...............................   --    --   26,907
                                                           ----- ----- -------
                                                           $ --  $ --  $52,187
                                                           ===== ===== =======

   The cost and accumulated amortization of machinery and equipment under capital leases at March 31, 2001 were approximately $3.1 million and $1.7 million, respectively ($10.5 million and $8.7 million, at March 31, 2000, respectively). Amortization of assets held under capital leases is included with depreciation expense.

   During the years ended March 31, 1999, 2000 and 2001, the Company earned interest income of $3,992,000, $13,506,000 and $55,852,000, respectively, and incurred interest expense of $542,000, $634,000 and $403,000, respectively.

4. Long-Term Debt

   The Company has various term notes, with monthly payments totaling $64,000 including interest, payable over 60 months, at interest rates between 6.5% and 7.35%. At March 31, 2001, approximately $1.9 million was outstanding on the notes.

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



   Principal maturities of the notes payable at March 31, 2001 are as follows (in thousands):

   Year ending March 31,
     2002................................................................ $  668
     2003................................................................    714
     2004................................................................    502
                                                                          ------
                                                                          $1,884
                                                                          ======

5. Stockholders' Equity

Authorized shares

   On August 29, 2000, the Company's stockholders approved an increase in the number of authorized shares of common stock to 630 million.

Stock Options and Other Stock Awards

   The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees and non-employee board members. At March 31, 2001, approximately 54.5 million stock options were outstanding and 25.7 million shares were available for future grant under these plans.

   The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by the Company until such ownership rights have vested, or exercisable upon vesting. Vesting generally occurs over four to five years. At March 31, 2000 and 2001, 1.1 million and 2.0 million shares of common stock were subject to repurchase, respectively. Options are granted at prices at least equal to fair value of the Company's common stock on the date of grant.

   Pro forma information regarding net income and net income per share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of the options was estimated at the date of grant using the Black Scholes method.

   The fair value of options granted in 1999, 2000 and 2001 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

                                                                Fiscal Year
                                                                Ended March
                                                                    31,
                                                               ----------------
                                                               1999  2000  2001
                                                               ----  ----  ----
   Expected life (in years)................................... 4.5   4.0    4.0
   Risk-free interest rate.................................... 6.0%  6.0%   6.0%
   Volatility................................................. .89   .82   1.33
   Dividend yield.............................................   0%    0%     0%

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 1999, 2000 and 2001, including options assumed through acquired companies, was $2.64, $20.14 and $52.86 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting periods. The Company's pro forma information is as follows:

                                                      Fiscal Year Ended March
                                                                31,
                                                     -------------------------
                                                      1999    2000     2001
   (In thousands, except per share amounts)          ------- ------- ---------
   Pro forma net income (loss)...................... $13,202 $19,385 $(681,862)
   Pro forma basic earnings (loss) per share........ $  0.07 $  0.09 $   (2.55)
   Pro forma diluted earnings (loss) per share...... $  0.06 $  0.08 $   (2.55)

   A summary of the Company's stock option activity, including those issued outside of the plans, and related information are as follows (shares in thousands):

                                                 March 31,
                             -----------------------------------------------------
                                   1999              2000              2001
                             ----------------- ----------------- -----------------
                                      Weighted          Weighted          Weighted
                                      Average           Average           Average
                                      Exercise          Exercise          Exercise
                             Options   Price   Options   Price   Options   Price
                             -------  -------- -------  -------- -------  --------
   Outstanding at beginning
    of year................   21,460   $0.86   21,388    $ 2.02  40,566    $22.16
    Granted and assumed....   12,162    2.31   27,596     31.76  24,580     47.90
    Exercised..............  (10,520)   0.15   (6,366)     1.63  (9,727)     6.68
    Forfeited..............   (1,714)   1.04   (2,052)     4.83    (953)    39.83
                             -------   -----   ------    ------  ------    ------
   Outstanding at end of
    year...................   21,388   $2.02   40,566    $22.16  54,466    $36.22
                             =======   =====   ======    ======  ======    ======
   Vested at end of year...    5,428   $0.91    7,798    $ 4.20  13,757    $23.02
                             =======   =====   ======    ======  ======    ======

   The following is a further breakdown of the options outstanding at March 31, 2001 (shares in thousands):

                                           Weighted
                                            Average   Weighted             Weighted
                                           Remaining  Average              Average
                                Number    Contractual Exercise   Number    Exercise
   Range of Exercise Prices   Outstanding    Life      Price   Exercisable  Price
   ------------------------   ----------- ----------- -------- ----------- --------
       $ 0.03 - $  3.44          6,873       6.59      $ 1.70     4,115     $ 1.42
       $ 3.45 - $  6.48          8,522       7.98      $ 5.85     2,625     $ 5.78
       $ 6.49 - $ 22.97          7,926       8.38      $14.75     2,149     $13.56
       $22.98 - $ 35.98          6,845       8.89      $31.91     1,704     $33.17
       $35.99 - $ 53.88          7,973       9.53      $50.97       562     $48.25
       $53.89 - $ 69.25          5,531       9.47      $65.16       296     $59.40
       $69.26 - $ 70.44          7,338       8.95      $70.43     1,704     $70.43
       $70.45 - $104.25          3,458       9.40      $84.61       602     $75.24
      -----------------         ------       ----      ------    ------     ------
      $  0.03 - $104.25         54,466       8.58      $36.22    13,757     $23.02
      =================         ======       ====      ======    ======     ======

Employee Stock Purchase Plans

   The Company has in effect various employee stock purchase plans under which
6.6 million shares of common stock have been reserved for issuances. Under the terms of the plans, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At March 31, 2001, approximately 4.2 million shares had been issued under the plans and approximately 2.4 million shares were available for future issuance.

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)


Common Shares Reserved for Future Issuance

   At March 31, 2001, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

   Stock Options:
     Issued and outstanding.............................................. 54,466
     Authorized for future grants........................................ 25,699
   Stock purchase plans..................................................  2,443
                                                                          ------
                                                                          82,608
                                                                          ======

6. Income Taxes

   The provision for income taxes consists of the following (in thousands):

                                                       Fiscal Year Ended March
                                                                 31,
                                                       ------------------------
                                                        1999     2000    2001
                                                       -------  ------- -------
   Current:
     Federal.......................................... $ 9,860  $21,966 $   --
     Foreign..........................................     --       --      202
     State............................................   1,064    2,976     308
                                                       -------  ------- -------
       Total current..................................  10,924   24,942     510
   Deferred:
     Federal..........................................    (362)      65  (1,392)
     State............................................    (329)     360    (199)
                                                       -------  ------- -------
       Total deferred.................................    (691)     425  (1,591)
                                                       -------  ------- -------
                                                       $10,233  $25,367 $(1,081)
                                                       =======  ======= =======

   The provision for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

                                          Fiscal Year Ended March 31,
                                     ------------------------------------------
                                        1999          2000           2001
                                     ------------  ------------  --------------
                                        $      %      $      %       $       %
                                     -------  ---  -------  ---  ---------  ---
Tax at federal statutory rate....... $ 9,578   35% $25,897   35% $(153,053)  35%
In-process research and
 development........................     --    --      --    --     70,735  (16)
Goodwill............................     --    --      --    --    106,152  (24)
Foreign sales corporation...........    (387)  (1)    (873)  (1)       --    --
Tax exempt interest.................     --    --     (312)  --     (8,231)   2
State taxes, net of federal
 benefit............................     478    1    2,294    3      3,042   (1)
Federal tax credits.................  (1,216)  (5)  (2,122)  (3)   (17,000)   4
State tax credits...................     --    --   (1,097)  (2)    (5,760)   1
Merger costs and deferred
 compensation.......................     763    3      213   --      2,841   (1)
Other...............................   1,017    4    1,367    2        193   --
                                     -------  ---  -------  ---  ---------  ---
                                     $10,233   37% $25,367   34% $  (1,081)  --
                                     =======  ===  =======  ===  =========  ===

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



   Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

                                                             March 31,
                                                       ----------------------
                                                        1999   2000    2001
                                                       ------ ------ --------
   Deferred tax assets:
     Inventory write-downs and other reserves......... $1,850 $2,433 $ 14,470
     Net operating loss carryforwards.................  1,719    --   127,531
     Capitalization of inventory and research and
      development costs...............................    313    405    2,208
     Research and development credit carryforwards....    298  1,364   29,126
     State income taxes...............................     47    140      --
     Other credit carryforwards.......................    447    --     1,235
                                                       ------ ------ --------
     Total deferred tax assets........................  4,674  4,342  174,570
   Deferred tax liabilities:
     Depreciation and amortization....................    101    194      547
     Purchase accounting..............................    --     --   266,466
                                                       ------ ------ --------
     Total deferred tax liabilities...................    101    194  267,013
                                                       ------ ------ --------
     Net deferred tax assets (liabilities)............ $4,573 $4,148 $(92,443)
                                                       ====== ====== ========

   At March 31, 2001, the Company has federal and state research and development tax credit carryforwards of approximately $22.0 million and $10.0 million, respectively, which will begin to expire in 2019 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $352.0 million and $95.0 million, respectively, which will begin to expire in 2012 and 2004, respectively.

7. Commitments

   The Company leases certain of its facilities under long-term operating leases, which expire at various dates through 2010. The lease agreements frequently include renewal provisions, which require the Company to pay taxes, insurance and maintenance costs and contain escalation clauses based upon increases in the Consumer Price Index or defined rent increases. The Company also leases certain engineering design software tools under non-cancellable operating leases expiring through 2003.

   Annual future minimum lease payments, including machinery and equipment under capital leases as of March 31, 2001 are as follows (in thousands):

                                                                 Operating Capital
   Fiscal Year Ending March 31,                                   Leases   Leases
   ----------------------------                                  --------- -------
     2002.......................................................  $22,285  $  691
     2003.......................................................   15,144     449
     2004.......................................................    9,159     679
     2005.......................................................    7,880     --
     2006.......................................................    3,943     --
     Thereafter.................................................    6,979     --
                                                                  -------  ------
       Total minimum lease payments.............................  $65,390   1,819
                                                                  =======
   Less amount representing interest............................              173
                                                                           ------
   Present value of remaining minimum capital lease payments
    (including current portion of $596).........................           $1,646
                                                                           ======

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



   Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 1999, 2000, and 2001 was $1.4 million, $1.6 million and $3.7 million, respectively.

8. Employee Retirement Plan

   Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (the "Retirement Plan") covering all full-time employees with greater than three months of service. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board of Directors. Employer contributions vest to participants at a rate of 20% per year of service, provided that after five years of service all past and subsequent employer contributions are 100% vested. The Company has an additional plan that it sponsors. This plan was assumed through the acquisition of MMC. The total contributions under both plans charged to operations totaled $573,000, $677,000 and $1.2 million for the years ended March 31, 1999, 2000 and 2001, respectively.

9. Significant Customer and Geographic Information

   During the years ended March 31, 1999, 2000, and 2001, 19%, 26% and 10%, respectively, of net revenues were from Nortel. In 1999, 2000 and 2001, Insight Electronics, a domestic distributor, accounted for 13%, 17% and 19% of net revenues, respectively. Additionally, in 1999, Raytheon Systems Co. accounted for 16% of net revenues. No other customer accounted for more than 10% of revenues in any fiscal year.

   Net revenues by geographic region were as follows (in thousands):

                                                       Fiscal Year Ended March
                                                                 31,
                                                      --------------------------
                                                        1999     2000     2001
                                                      -------- -------- --------
   Net revenues:
     North America................................... $ 79,771 $132,119 $337,644
     Europe and Israel...............................   18,136   28,980   56,807
     Asia............................................    7,093   11,253   41,092
                                                      -------- -------- --------
                                                      $105,000 $172,352 $435,543
                                                      ======== ======== ========

10. Contingencies

   Starting in April 2001, a series of similar federal complaints were filed against the Company and its chief executive officer, chief financial officer and certain other executive officers and directors of the Company. These complaints, allege essentially identical violations of the Securities Exchange Act of 1934 (the "1934 Act"). The Complaints have been brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder and seek monetary damages on behalf of the shareholder class. In general, the Complaints allege that the Company and the individual defendants misrepresented the Company's financial prospects for the fourth quarter of fiscal 2001 to inflate the value of the Company's stock. We anticipate that the Complaints pending in federal court will be consolidated into a single proceeding. In addition, in May 2001, certain individuals filed derivative actions against the directors and certain executive officers in the California State Courts. These state court derivative complaints allege overstatement of the financial prospects of the Company, mismanagement, inflation of stock value, and sale of stock at inflated prices for personal gain, during the time period from November 2000 through February 2001. The Company has not yet responded to any of these lawsuits, and no discovery has been conducted. The Company believes that the allegations in each of these actions are without merit and intends to defend the actions vigorously. The actions have been tendered to the Company's insurance carriers.

                      APPLIED MICRO CIRCUITS CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Continued)



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

11. Related Party Transactions

   In August 2000, the Company made a strategic equity investment of $10 million in Raza Foundries which is included in the total strategic equity investments of $28 million as of March 31, 2001. The Chief Executive Officer and Chairman of the Board of Directors of Raza Foundries is a member of the Company's Board of Directors.