Form 10-Q
period 2001-06-30
APPLIED MICRO CIRCUITS CORP
filed 2001-08-13
CIK 711065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to .

Commission File Number: 000-23193

APPLIED MICRO CIRCUITS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2586591 (I.R.S. Employer Identification No.)

6290 Sequence Drive
San Diego, CA 92121
(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 450-9333

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

        As of July 30, 2001, 301,361,137 shares of the Registrant’s Common Stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2001	March 31, 2001
	(unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$ 148,308	$ 58,197
Short-term investments—available-for-sale	1,004,463	1,073,896
Accounts receivable, net of allowance for doubtful accounts—$5,025 and $4,575 at June 30, 2001 (unaudited) and March 31, 2001, respectively	21,441	83,892
Inventories	20,261	32,740
Deferred income taxes	27,597	27,597
Current portion of notes receivable from officer and employees	250	25
Other current assets	25,331	24,750

Total current assets	1,247,651	1,301,097
Property and equipment, net	116,777	112,953
Purchased intangibles, net	722,358	4,008,440
Strategic equity and convertible debt investments, net	16,023	28,023
Other assets	2,057	2,765

Total assets	$2,104,866	$5,453,278

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 23,326	$ 38,069
Accrued payroll and related expenses	13,912	17,868
Other accrued liabilities	29,538	30,583
Deferred revenue	8,850	5,087
Current portion of long-term debt	657	668
Current portion of capital lease obligations	693	596

Total current liabilities	76,976	92,871
Long-term debt, less current portion	1,064	1,216
Long-term capital lease obligations, less current portion	845	1,050
Deferred income taxes	80,246	120,040

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000 at June 30, 2001, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at June 30, 2001
Issued and outstanding shares—300,850 at June 30, 2001 (unaudited) and 299,822 at March 31, 2001	3,008	2,998
Additional paid-in capital	5,955,575	5,947,682
Deferred compensation, net	(312,087)	(348,894)
Accumulated other comprehensive income	3,542	2,438
Accumulated deficit	(3,704,256)	(366,076)
Notes receivable from stockholders	(47)	(47)

Total stockholders’ equity	1,945,735	5,238,101

Total liabilities and stockholders’ equity	$2,104,866	$5,453,278

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,
	2001	2000
Net revenues	$ 41,206	$74,188
Cost of revenues (1)	49,436	19,314

Gross profit (loss)	(8,230)	54,874
Operating expenses:
Research and development (1)	39,052	14,742
Selling, general and administrative (1)	20,438	10,572
Stock-based compensation (1)	36,792	134
Amortization of goodwill and purchased intangibles	169,548	2,284
Goodwill impairment charge	3,101,817	—
Acquired in-process research and development	—	21,800

Total operating expenses	3,367,647	49,532

Operating income (loss)	(3,375,877)	5,342
Net losses on strategic equity investments	(8,775)	—
Interest income, net	13,658	12,277

Income (loss) before income taxes	(3,370,994)	17,619
Income tax expense (benefit)	(32,814)	14,224

Net income (loss)	$(3,338,180)	$ 3,395

Basic earnings (loss) per share:
Earnings (loss) per share	$ (11.18)	$ 0.01

Shares used in calculating basic earnings (loss) per share	298,549	242,704

Diluted earnings (loss) per share:
Earnings (loss) per share	$ (11.18)	$ 0.01

Shares used in calculating diluted earnings (loss) per share	298,549	265,162

(1)	For presentation purposes, the functional line items exclude stock-based compensation charges related to acquired companies as follows (in thousands):

Cost of revenues	$ 1,226	$—
Research and development	18,368	95
Selling, general and administrative	17,198	39

	$36,792	$134

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended June 30,
	2001	2000
Operating Activities:
Net income (loss)	$(3,338,180)	$ 3,395
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,441	2,418
Amortization of purchased intangibles	184,133	2,284
Goodwill impairment charge	3,101,817	—
Acquired in-process research and development	—	21,800
Amortization of deferred compensation	36,807	169
Tax benefit of disqualifying dispositions	3,849	5,238
Net loss on strategic investments	8,775	—
Changes in assets and liabilities:
Accounts receivables	62,451	(12,723)
Inventories	12,479	(167)
Other assets	348	(910)
Accounts payable	(14,743)	3,429
Accrued payroll and other accrued liabilities	(5,001)	7,591
Deferred income taxes	(39,662)	—
Deferred revenue	3,763	776

Net cash provided by operating activities	24,277	33,300

Investing Activities:
Proceeds from sales and maturities of investments	1,290,620	831,059
Purchase of investments	(1,220,032)	(830,993)
Proceeds from equity investments	2,902	—
Notes receivable from officers and employees	(123)	9
Payments for acquired businesses, less cash acquired	—	(8,433)
Purchase of property and equipment	(11,265)	(8,949)

Net cash provided by (used for) investing activities	62,102	(17,307)

Financing Activities:
Proceeds from issuance of common stock, net	4,054	3,799
Payments on notes receivable from stockholders	—	455
Payments on capital lease obligations	(108)	(188)
Payments on long-term debt	(163)	(339)
Other	(51)	(10)

Net cash provided by financing activities	3,732	3,717

Net increase in cash and cash equivalents	90,111	19,710
Cash and cash equivalents at beginning of period	58,197	170,102

Cash and cash equivalents at end of period	$ 148,308	$189,812

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 61	$ 128

Income taxes	$ 430	$ 138

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION—INTERIM FINANCIAL INFORMATION (UNAUDITED)

        The accompanying unaudited interim condensed financial statements of Applied Micro Circuits Corporation (“AMCC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in net revenues and operating results, and expects that these fluctuations in sales, expenses and net income or losses will continue.

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

        On each of October 30, 2000, March 23, 2000 and September 9, 1999, the Company effected two-for-one stock splits in the form of 100% stock dividends. Accordingly, all prior share, per share, common stock and stock option amounts in this Quarterly Report on Form 10-Q have been restated to reflect the stock splits.

        The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2001.

        Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    EARNINGS (LOSS) PER SHARE

        The reconciliation of shares used to calculate basic and diluted earnings (loss) per share consists of the following (in thousands):

	Three Months Ended June 30,
	2001	2000
Shares used in basic earnings (loss) per share computations-weighted average common shares outstanding	298,549	242,704
Net effect of dilutive common share equivalents	—	22,458

Shares used in diluted earnings (loss) per share computations	298,549	265,162

        Because the Company incurred a loss for the three months ended June 30, 2001, the effect of dilutive securities totaling 13,013 equivalent shares have been excluded from the loss per share computation as their impact would be antidilutive.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)
(unaudited)

3.    CERTAIN FINANCIAL STATEMENT INFORMATION

	June 30, 2001	March 31, 2001
Inventories (in thousands):
Finished goods	$ 8,935	$16,363
Work in process	9,139	14,560
Raw materials	2,187	1,817

	$20,261	$32,740

	June 30, 2001	March 31, 2001
Property and equipment (in thousands):
Machinery and equipment	$ 78,304	$ 70,358
Leasehold improvements	17,962	18,292
Computers, office furniture and equipment	76,743	73,181
Land	22,121	22,122

	195,130	183,953
Less accumulated depreciation and amortization	(78,353)	(71,000)

	$116,777	$112,953

        Net goodwill and other acquisition-related intangibles were as follows (dollar amounts in thousands):

	Life in Years	June 30, 2001	March 31, 2001
Goodwill	1–6	$439,022	$3,708,191
Developed core technology	5	254,116	268,836
Other intangibles	3–5	29,220	31,413

		$722,358	$4,008,440

        Other intangibles include items such as trademarks and workforce-in-place. The total balances presented above are net of accumulated amortization of $3,620.1 million and $334.1 million at June 30, 2001 and March 31, 2001, respectively.

        Goodwill and purchased intangibles amortization was $184.1 million and $2.3 million for the three months ended June 30, 2001 and 2000, respectively. In addition, as a result of the continuing weak industry conditions and lower market valuations, the Company determined that there were indicators of impairment to the carrying value of the goodwill and purchased intangibles. Based on a review and independent valuation, the Company recorded a charge of $3.1 billion in the three months ended June 30, 2001 to write down the value of intangible assets associated with its purchase acquisitions.

        In the three months ended June 30, 2001, cost of sales included $14.6 million of amortization of purchased intangibles and a $15.9 million charge for excess and obsolete inventory.

        In the three months ended June 30, 2001, the Company realized a gain on its strategic equity investments of $1.2 million. This gain was offset by $10 million of impairments recognized.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)
(unaudited)

4.    COMPREHENSIVE INCOME (LOSS)

        The components of comprehensive income or loss, net of tax, are as follows (in thousands):

	Three months ended
	June 30, 2001	June 30, 2000
Net income (loss)	$(3,338,180)	$3,395
Change in net unrealized loss on available-for-sale investments	1,155	(128)
Foreign currency translation adjustment	(51)	(10)

Comprehensive income (loss)	$(3,337,076)	$3,257

5.    CONTINGENCIES

        The Company is party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties.

        Starting in April 2001, a series of similar federal complaints were filed against the Company and its chief executive officer, chief financial officer and certain other officers and directors of the Company. These complaints allege essentially identical violations of the Securities Exchange Act of 1934 (the “1934 Act”). The complaints have been brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder and seek unspecified monetary damages on behalf of the shareholder class. In general, the complaints allege that the Company and the individual defendants misrepresented the Company’s financial prospects for the fourth quarter of fiscal 2001 to inflate the value of the Company’s stock. The Company anticipates that the complaints pending in federal court will be consolidated into a single proceeding. In addition, in May 2001, certain individuals filed derivative actions against the directors and certain executive officers in the California state courts. These state court derivative complaints allege overstatement of the financial prospects of the Company, mismanagement, inflation of stock value, and sale of stock at inflated prices for personal gain during the time period from November 2000 through February 2001. The Company has not yet responded to any of these lawsuits, and no discovery has been conducted. The Company believes that the allegations in each of these actions are without merit and intends to defend the actions vigorously. The actions have been tendered to the Company’s insurance carriers.

        Since 1993, the Company has been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation (“Omega”) in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site for which the Company has accrued approximately $100,000. On September 14, 2000, the Company entered into a consent decree with the Environmental Protection Agency, pursuant to which the Company agreed to fund its proportionate share of the initial remediation efforts at the Whittier site. Although the ultimate outcome of these matters is not presently determinable, the Company believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company’s financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations in any period.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)
(unaudited)

6.    NEW ACCOUNTING PRONOUNCEMENTS

        In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually, or more frequently if impairment indicators arise, for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives, but with no maximum life. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective April 1, 2002. The Company is currently evaluating the effect that adoption of the provisions of FAS 142 that are effective April 1, 2002 will have on its results of operations and financial position.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001. This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in “Risk Factors” below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking assumptions.

OVERVIEW

        We design, develop, manufacture and market high-performance, high-bandwidth silicon solutions for the world’s optical networks. We utilize a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit products that enable the transport of voice and data over fiber optic networks. Our products target the Synchronous Optical Network (“SONET”), Synchronous Digital Hierarchy (“SDH”), Asynchronous Transfer Mode (“ATM”), Dense Wave Division Multiplexing (“DWDM”), Gigabit Ethernet and Fibre Channel semiconductor markets. We provide our customers with complete silicon IC solutions including physical media dependent (“PMD”) devices such as laser drivers, physical layer (“PHY”) products such as transceivers, framer layer products such as framers and mappers, and higher layer processors such as network processors and switch fabrics. Our products currently target data rates up to 40 gigabits per second (a rate known as “OC-768”).

        Although we have focused our business and operations on communications markets, we continue to supply silicon ICs for the ATE, high-speed computing and military markets as well.

RESULTS OF OPERATIONS

        Net Revenues.    Net revenues for the three months ended June 30, 2001 were $41.2 million, a decrease of 44.5% from net revenues of $74.2 million for the three months ended June 30, 2000. Revenues from sales of communications products increased to 86.6% of net revenues for the three months ended June 30, 2001 from 82.7% of net revenues for the three months ended June 30, 2000. Sales to Nortel accounted for 13.8% of net revenues for the three months ended June 30, 2001 compared to 36.9% for the three months ended June 30, 2000. Sales to Insight Electronics, Inc., our domestic distributor, accounted for less than 1% of net revenues in the three months ended June 30, 2001, compared to 18.8% for the three months ended June 30, 2000. Sales outside of North America accounted for 49.5% of net revenues for the three months ended June 30, 2001, compared to 18.7% for the three months ended June 30, 2000.

        In the first quarter of fiscal 2002, we continued to experience a decline in our revenues, bookings and backlog from the previous quarter. Many of our customers have announced that they anticipate lower revenues and profits for fiscal 2002 as a result of a slowdown or reduction of capital expenditures by their customers. We expect that revenues in the second quarter of fiscal 2002 will remain consistent with the first quarter and that revenues will be slightly higher in the second half of fiscal 2002 when compared to the first half of fiscal 2002.

        Gross Margin.    Gross margin was (20%) for the three months ended June 30, 2001, compared to 74.0% for the three months ended June 30, 2000. The gross margin for the three months ended June 30, 2001 was adversely affected by $14.6 million of recurring developed core technology amortization and a charge for excess and obsolete inventory of $15.9 million. Excluding the effect of these items, gross profit was 53.9% for the three months ended June 30, 2001. The decrease in gross margin reflects the under-utilization of our manufacturing facilities as a result of the continued softness in demand for our products. We expect gross margin will increase modestly in the second quarter of fiscal 2002 as a result of the headcount reduction plan that we announced in July 2001 and other cost saving efforts.

        Research and Development.    Research and development (“R&D”) expenses increased 164.9% to approximately $39.1 million, or 94.8% of net revenues, for the three months ended June 30, 2001, from approximately $14.7 million, or 19.9% of net revenues, for the quarter ended June 30, 2000. The increase relates to new product and process development efforts, investments made in new design tools for the development of new products and an increase in personnel costs as a result of acquisitions and internal hiring of R&D personnel. We expect R&D expenses to increase modestly in the future with an immediate focus on streamlining our cost structure. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Our R&D expenses are concentrated on the development of products for the communications markets, and we expect to continue this focus.

        Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses were approximately $20.4 million, or 49.6% of net revenues, for the quarter ended June 30, 2001 as compared to approximately $10.6 million, or 14.3% of net revenues, for the three months ended June 30, 2000. The increase in SG&A expenses was attributable to investments made in our corporate infrastructure, an increase in the size of our sales force and additional marketing and advertising investments associated with the introduction of new products. In aggregate dollar terms, we expect SG&A expenses on a quarterly basis to remain consistent with the three months ended June 30, 2001 for the remainder of fiscal 2002.

        Stock-based Compensation.    Stock-based compensation charges were $36.8 million and $134,000 for the three months ended June 30, 2001 and June 30, 2000, respectively. The increase is directly related to fiscal 2001 acquisitions occurring in quarters subsequent to the quarter ended June 30, 2000. We expect to record amortization of deferred compensation with respect to these option grants of approximately $147.2 million, $134.1 million, $63.5 million and $4.1 million during the fiscal years ending March 31, 2002, 2003, 2004 and 2005, respectively. The actual charges could be reduced based on the level of employee turnover. Future acquisitions of businesses may result in substantial additional charges. Such charges may cause fluctuations in our interim or annual operating results.

        Amortization of Goodwill and Purchased Intangibles.    Amortization of goodwill and purchased intangible assets was $184.1 million for the three months ended June 30, 2001, as compared to $2.3 million for the three months ended June 30, 2000. These charges are related to fiscal 2001 acquisitions. We expect amortization expense to be $298.0 million for fiscal 2002. As a result of our anticipated adoption of FAS 141 and FAS 142 subsequent to fiscal 2002, we will no longer be required to amortize goodwill. However, we will continue to amortize the purchased intangibles other than goodwill. There can be no assurance that acquisitions of businesses by us in the future will not result in substantial changes to the expected amortization, which may cause fluctuations in our interim and annual operating results.

        Goodwill Impairment Charge.    As a result of the continuing weak industry conditions, lower market valuations and reduced estimates of carrier capital equipment spending in the future, we determined that there were indicators of impairment to the carrying value of our goodwill and purchased intangibles. Based on our review and an independent valuation, we recorded a charge of $3.1 billion in the three months ended June 30, 2001 to write down the value of intangible assets associated with our purchase acquisitions.

        Net Interest Income.    Net interest income increased to $13.7 million for the three months ended June 30, 2001 from $12.3 million for the three months ended June 30, 2000. The increase is due to larger cash and short-term investment balances partially offset by lower interest rates.

        Strategic Equity Investments Gains and Losses.    In the three months ended June 30, 2001, we realized a gain on our strategic equity investments of $1.2 million. This gain was offset by an impairment charge recognized of $10 million.

        Income Taxes.    Income taxes for the three months ended June 30, 2001 differed from statutory rates primarily due to the utilization of certain federal and state tax credits and the nondeductibility of purchased intangibles amortization and impairments.

        Backlog.    Our sales are made primarily pursuant to standard purchase orders for delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customer needs, and customer orders can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not a good indicator of future revenue. Our backlog for products requested to be shipped and nonrecurring engineering services to be completed in the next six months was $68.2 million on June 30, 2001 compared to $100.0 million on June 30, 2000.

        Restructure Charge.    In light of the continuing weak industry conditions, we are taking steps to reduce our overall cost structure and align manufacturing capacity with the current demand. We are reviewing our operations and expect to take a restructuring charge in the second quarter of fiscal 2002 which could range between $8 million to $11 million. The restructuring charge is expected to be comprised of the following components:

•
Workforce reduction—In July 2001, we announced that we were reducing our workforce by approximately 5%, primarily in the manufacturing area, and continuing to eliminate certain positions filled by temporary and contract workers.

•
Excess manufacturing capacity charge—During fiscal 2000 and fiscal 2001, we aggressively expanded our manufacturing capacity in order to meet the demand. In response to the industry-wide downturn, we are assessing the need to eliminate excess manufacturing capacity primarily related to our older process technologies.

•
Consolidation of excess facilities—As a result of our acquisitions and significant internal growth in fiscal 2001, we expanded the number of facilities throughout the world. In an effort to maximize the efficiency of these facilities, we expect to consolidate our workforce into certain designated facilities.

LIQUIDITY AND CAPITAL RESOURCES

        Our financial condition remains strong. Our principal source of liquidity as of June 30, 2001 consists of $1.2 billion in cash, cash equivalents and short-term investments. Working capital as of June 30, 2001 was $1.2 billion, consistent with March 31, 2001.

        For the three months ended June 30, 2001 and 2000, net cash provided by operating activities was $24.3 million and $33.3 million, respectively. Net cash provided by operating activities for these periods primarily reflected net income (loss) before depreciation and amortization expense, acquired IPR&D and the tax benefit of disqualifying dispositions, offset by decreases in deferred taxes. In addition, the cash flow from operations for the three months ended June 30, 2001 benefited from the reduction in accounts receivables.

        Capital expenditures totaled $11.3 million and $8.9 million for the three months ended June 30, 2001 and 2000, respectively, which primarily consisted of the purchase of engineering hardware and design software, and manufacturing and test equipment.

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

RISK FACTORS

OUR OPERATING RESULTS MAY FLUCTUATE BECAUSE OF A NUMBER OF FACTORS, MANY OF WHICH ARE BEYOND OUR CONTROL.

        If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our customers’ products, stockpiling of our products or otherwise;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	increases in the costs of products or discontinuance of products by suppliers;

•	fluctuations in product life cycles;

•	fluctuations in manufacturing output, yields and inventory levels or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	changes in the mix of products that our customers buy;

•	our ability to introduce new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•
the timing of depreciation and other expenses that we expect to incur in connection with any expansion of our manufacturing capacity, including but not limited to costs associated with qualifying new external foundries;

•	costs associated with acquisitions and the integration of acquired companies

•	costs associated with compliance with applicable environmental regulations or remediation;

•
costs associated with litigation, including without limitation, litigation or settlements relating to the use or ownership of intellectual property or the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws and various state claims;

•	the ability of our customers to obtain components from their other suppliers;

•	general communications equipment industry and semiconductor industry conditions; and

•	general economic conditions.

OUR BUSINESS, FINANCIAL CONDITION AND OPERATING RESULTS WOULD BE HARMED IF WE DO NOT ACHIEVE ANTICIPATED REVENUES.

        We can have revenue shortfalls for a variety of reasons, including:

•	the reduction, rescheduling or cancellation of customer orders;

•	a decrease in demand for our customers’ products;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	significant pricing pressures that occur because of declines in average selling prices over the life of a product;

•
sudden shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations; and

•	fabrication, test or assembly capacity constraints for devices which interrupt our ability to meet our production obligations.

        Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand which are highly unpredictable and can fluctuate substantially. From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering might result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render the customers’ products less marketable. We currently anticipate that an increasing portion of our revenues in future periods will be derived from sales of application specific standard products, or ASSPs, as compared to application specific integrated circuits, or ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which may make it increasingly difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

        Our expense levels are relatively fixed and are based, in part, on our expectations of future revenues. We are continuing to increase our operating expenses for additional marketing and sales personnel and for new product development. We have limited ability to reduce expenses quickly in response to any revenue shortfalls.

A LONG LASTING DOWNTURN IN THE TELECOMMUNICATIONS EQUIPMENT INDUSTRY COULD NEGATIVELY IMPACT OUR REVENUES AND PROFITABILITY.

        We derive substantially all of our revenues from telecommunications equipment manufacturers. The telecommunications equipment industry, which is highly cyclical, is experiencing a significant downturn. This downturn has had a severe effect on the demand for our products. We cannot predict how long this downturn will last. In addition, our need to continue investment in research and development during this downturn, and to maintain extensive ongoing customer service and support capability, constrains our ability to reduce expenses.

OUR CUSTOMERS ARE CONCENTRATED. THE LOSS OF ONE OR MORE KEY CUSTOMERS OR THE DIMINISHED DEMAND FOR OUR PRODUCTS FROM SUCH CUSTOMER COULD SIGNIFICANTLY REDUCE OUR REVENUES AND PROFITS.

        A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from any of our major customers. Many of our key customers have announced dramatic declines in demand for their products into which our products are incorporated. As a result, new orders from their customers have been deferred, and customers may have overstocked our products. Continued reductions, delays and cancellation of orders from our significant customers or the loss of one or more key customers could significantly further reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

        Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and suffer little or no penalty;

•	design wins with customers may not result in significant sales to such customers;

•	the introduction of a customer’s new products may be late or less successful in the market than planned;

•	a customer’s product line using our products may rapidly decline or be phased out;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	agreements with customers typically do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	we may not be able to successfully develop relationships with additional network equipment vendors; and

•	our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products.

        Any one of the factors above could have a material adverse effect on our business, financial condition and results of operation.

AN IMPORTANT PART OF OUR STRATEGY IS TO CONTINUE OUR FOCUS ON THE MARKETS FOR HIGH-SPEED COMMUNICATIONS ICs. IF WE ARE UNABLE TO EXPAND OUR SHARE OF THESE MARKETS FURTHER, OUR REVENUES COULD STOP GROWING AND MAY CONTINUE TO DECLINE.

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

        A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on SONET, SDH, ATM, DWDM and Gigabit Ethernet transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, volume sales of these products are modest, and we may not be successful in addressing the market opportunities for products based on these standards.

        Customers for network processors generally have substantial technological capabilities and financial resources. They traditionally use these resources to internally develop the ASIC components and develop programs for the general-purpose processors utilized in our network processor products. Our future prospects are dependent upon our customers’ acceptance of network processors as an alternative to ASIC components and general-purpose processors. Future prospects also are dependent upon acceptance of third-party sourcing for network processors as an alternative to in-house development. Network equipment vendors may in the future continue to use internally developed ASIC components and general-purpose processors. They also may decide to develop or acquire components, technologies or network processors that are similar to, or that may be substituted for, our network processor products.

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

OUR OPERATING RESULTS ARE SUBJECT TO FLUCTUATIONS BECAUSE WE RELY HEAVILY ON INTERNATIONAL SALES.

        International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. As a result, an increasing portion of our revenues may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

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

OUR MARKETS ARE SUBJECT TO RAPID TECHNOLOGICAL CHANGE, SO OUR SUCCESS DEPENDS HEAVILY ON OUR ABILITY TO DEVELOP AND INTRODUCE NEW PRODUCTS.

        The markets for our products are characterized by:

•	rapidly changing technologies;

•	evolving and competing industry standards;

•	short product life cycles;

•	changing customer needs;

•	emerging competition;

•	frequent new product introductions and enhancements;

•	increased integration with other functions; and

•	rapid product obsolescence.

        To develop new products for the communications markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. In addition, we must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet customers’ changing needs. We must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. If we fail to achieve design wins with key customers, our business will significantly suffer because once a customer has designed a supplier’s product into its system, the customer typically is extremely reluctant to change its supply source due to significant costs associated with qualifying a new supplier.

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

        The communications IC market is highly competitive and we expect that competition will increase in these markets. Our ability to compete successfully in our markets depends on a number of factors, including:

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, reliability and performance;

•	customer support;

•	time-to-market;

•	price;

•	the efficiency of production;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers’ products;

•	market acceptance of competitors’ products; and

•	general economic conditions.

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

OUR FUTURE SUCCESS DEPENDS IN PART ON THE CONTINUED SERVICE OF OUR KEY DESIGN ENGINEERING, SALES, MARKETING, MANUFACTURING AND EXECUTIVE PERSONNEL AND OUR ABILITY TO IDENTIFY, HIRE AND RETAIN ADDITIONAL PERSONNEL.

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

        To manage operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate and manage our employees. The integration of past and future potential acquisitions will require significant additional management, technical and administrative resources. We cannot be certain that we will be able to manage our expanded operations effectively.

A DISRUPTION IN THE MANUFACTURING CAPABILITIES OF OUR OUTSIDE FOUNDRIES WOULD NEGATIVELY IMPACT THE PRODUCTION OF CERTAIN OF OUR PRODUCTS.

        We rely on outside foundries for the manufacture of the majority of our products, including all of our products designed on CMOS processes and silicon germanium processes. These outside foundries manufacture our products on a purchase order basis. A majority of our products are only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies’ products while reducing deliveries to us on a short notice. Because establishing relationships and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry would negatively impact the production of certain of our products for a substantial period of time. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

IF WE DO NOT SUCCESSFULLY EXPAND OUR MANUFACTURING CAPACITY ON TIME, WE MAY FACE SERIOUS CAPACITY CONSTRAINTS.

        We are exploring alternatives for the further expansion of our manufacturing capacity, including:

•	entering into strategic relationships to obtain additional capacity;

•	qualifying second source manufacturers of our products;

•	building a manufacturing facility; or

•	purchasing a manufacturing facility.

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

        Building a manufacturing facility or purchasing a manufacturing facility entails significant risks, including:

•	shortages of materials and skilled labor;

•	unforeseen environmental or engineering problems;

•	inability to obtain building permits or necessary approvals;

•	work stoppages;

•	weather interferences; and

•	unanticipated cost increases.

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

OUR OPERATING RESULTS SUBSTANTIALLY DEPEND ON MANUFACTURING OUTPUT AND YIELDS, WHICH MAY NOT MEET EXPECTATIONS.

        We manufacture a significant portion of our ICs at our San Diego manufacturing facilities. Because the majority of our costs of manufacturing are relatively fixed, downturns in the volumes manufactured by our internal process such as wafer fabrication and test and assembly will result in substantially higher unit costs and may result in reduced gross profit and net income. The current downturn had a significant impact on our gross margin in the first quarter of fiscal 2002.

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

        The risks associated with our dependence upon third parties which manufacture, assemble or package certain of our products, include:

•	reduced control over delivery schedules and quality;

•	risks of inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors;

•	the potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	potential increases in prices; and

•	potential misappropriation of our intellectual property.

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

WE MUST DEVELOP OR OTHERWISE GAIN ACCESS TO IMPROVED PROCESS TECHNOLOGIES.

        Our future success will depend upon our ability to continue to improve existing process technologies, to develop or acquire new process technologies including silicon germanium processes (“SiGe”), and to adapt our process technologies to emerging industry standards. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies, including both SiGe and CMOS process technologies, in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

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

        We may be required to make significant expenditures of capital and resources to resolve such problems. There can be no assurance that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers or our customers. This could result in:

•	additional development costs;

•	loss of, or delays in, market acceptance;

•	diversion of technical and other resources from our combined company’s other development efforts;

•	claims by our customers or others against it; and

•	loss of credibility with our current and prospective customers.

        Any such event could have a material adverse effect on our business, financial condition and results of operations.

OUR ABILITY TO MANUFACTURE A SUFFICIENT NUMBER OF PRODUCTS TO MEET DEMAND COULD BE SEVERELY HAMPERED BY A SHORTAGE OF WATER, ELECTRICITY OR OTHER SUPPLIES, OR BY NATURAL DISASTERS.

        We use significant amounts of water throughout our manufacturing process. Previous droughts in California have resulted in restrictions being placed on water use by manufacturers and residents in California. In the event of future drought, reductions in water use may be mandated generally, and it is unclear how such reductions will be allocated among California’s different users.

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

        The risks involved with acquisitions include:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	amortization of acquired intangible assets and deferred compensation;

•	client dissatisfaction or performance problems with an acquired firm;

•	the cost associated with acquisitions and the integration of acquired operations;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

        As with past purchase acquisitions, future acquisitions could adversely affect operating results. In particular, if we were to acquire a company or assets and record the acquisition as a purchase, we may capitalize a significant amount of purchased intangibles. These assets would be amortized over their expected period of benefit. The resulting amortization expense could seriously impact operating results for many years. We are required to periodically review the carrying value of our purchased intangible assets for impairment. In the first quarter of fiscal 2002, we recorded a $3.1 billion charge to write down the value of acquired intangible assets, the value of which had become impaired. There can be no assurance that we will not be required to take additional significant one-time charges as a result of an impairment to the carrying value of these and other intangible assets.

        Any of these risks could materially harm our business, financial condition and results of operations. Any business that we acquire may not achieve anticipated revenues or operating results.

WE HAVE BEEN NAMED AS A DEFENDANT IN RECENTLY INITIATED SECURITIES CLASS ACTION LITIGATION THAT COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT’S ATTENTION AND RESOURCES.

        We are aware of several lawsuits in which we, our chief executive officer, chief financial officer and certain of our other executive officers and directors, have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects for the fourth quarter of fiscal 2001. We believe that the claims being brought against us, our officers and directors are without merit, and we intend to engage in a vigorous defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could have an adverse effect on our business.

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

OUR STOCK PRICE IS VOLATILE.

        The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	announcements or introductions of new products;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor, telecommunications, data communications or high-speed computing markets;

•	the commencement of litigation;

•	changes in estimates of our performance by securities analysts;

•	announcements of merger or acquisition transactions; and

•	other events or factors.

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

        At June 30, 2001, our investment portfolio included fixed-income securities of $1.0 billion. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the average maturity date of the investment portfolio is relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition or results of operations.

        We invest in equity instruments of private companies for business and strategic purposes, most of which are communications IC companies. These investments are classified as long-term strategic equity and convertible debt investments and are valued based on prices recently paid, or expected to be paid, for the securities. In the first quarter of fiscal 2001, we recognized a change of $10 million attributable to the impairment of certain of these investments. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction.

        We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result, have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        Starting in April 2001, a series of similar federal complaints were filed against the Company and its chief executive officer, chief financial officer and certain other executive officers and directors of the Company. These complaints, separately identified below* (collectively the “Complaints”), allege essentially identical violations of the Securities Exchange Act of 1934 (the “1934 Act”). The Complaints have been brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder and seek monetary damages on behalf of the shareholder class. In general, the Complaints allege that the Company and the individual defendants misrepresented the Company’s financial prospects for the fourth quarter of fiscal 2001 to inflate the value of the Company’s stock. The Company anticipates that the Complaints pending in federal court will be consolidated into a single proceeding. In addition, in May 2001, two individuals filed a derivative action against the directors and certain executive officers in the California Superior Court for Santa Clara County (Weiss v. Rickey, et al., case no. CV798253), and two other individuals, filed separate derivative actions, in the California Superior Court for San Diego County (Cheng v. Bowes, et al., case no. GIC767574 and Charity v. Bowes, et al., case no 768135). These state court derivative complaints allege overstatement of the financial prospects of the Company, mismanagement, inflation of stock value, and sale of stock at inflated prices for personal gain, during the time period from November 2000 through February 2001. The Company has not yet responded to any of these lawsuits, and no discovery has been conducted. The Company believes that the allegations in each of these actions are without merit and intends to defend the actions vigorously. The actions have been tendered to the Company’s insurance carriers.

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

*
Naiditch v. Applied Micro Circuits Corporation, et al., case number 01-CV-0649 K (AJB), pending in the United States District Court for the Southern District of California; Congregation Givate v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0675 K (AJB), pending in United States District Court for the Southern District of California; Harris v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0675 K (AJB), pending in United States District Court for the Southern District of California; Shapiro v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0743 IEG (RBB), pending in the United States District Court for the Southern District of California; Kucera v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0772K (JAH), pending in United States District Court for the Southern District of California; Fairland Management v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0798 IEG (CGA), pending in United States District Court for the Southern District of California; Hsu & Graef v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0799 B (CGA), pending in United States District Court for the Southern District of California; Scofield v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0804 IEG (LAB), pending in United States District Court for the Southern District of California; Reed v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0808 TW (JAH), pending in United States District Court for the Southern District of California; and Uregal v. Applied Micro Circuits Corporation, et al., case no. 01-cv 1034 BTM (JAH).

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(b) REPORTS ON FORM 8-K

        The Company did not file any current reports on Form 8-K with the Commission during the quarter ended June 30, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 10, 2001	APPLIED MICRO CIRCUITS CORPORATION

/S / WILLIAM BENDUSH
By:
William Bendush

Senior Vice President And Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)