Form 10-Q
period 2001-09-30
APPLIED MICRO CIRCUITS CORP
filed 2001-10-23
CIK 711065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fo	r the fiscal quarter ended September 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Fo	r the transition period from to .

Commission File Number: 000-23193

APPLIED MICRO CIRCUITS CORPORATION
(Exact  name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2586591 (I.R.S. Employer Identification No.)

6290 Sequence Drive, San Diego, CA 92121
(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 450-9333

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

          As of October 15, 2001, 298,330,943 shares of the Registrant’s Common Stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2001	March 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$ 166,278	$ 58,197
Short-term investments—available-for-sale	950,965	1,073,896
Accounts receivable, net of allowance for doubtful accounts—$5,253 and $4,575 at September 30, 2001 (unaudited) and March 31, 2001, respectively	21,097	83,892
Inventories	20,999	32,740
Deferred income taxes	27,597	27,597
Other current assets	27,491	24,775

Total current assets	1,214,427	1,301,097
Property and equipment, net	110,195	112,953
Purchased intangibles, net	684,382	4,008,440
Strategic equity and convertible debt investments, net	14,523	28,023
Other assets	1,575	2,765

Total assets	$2,025,102	$5,453,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$ 25,896	$ 38,069
Accrued payroll and related expenses	10,560	17,868
Other accrued liabilities	45,233	30,583
Deferred revenue	8,982	5,087
Current portion of long-term debt	690	668
Current portion of capital lease obligations	533	596

Total current liabilities	91,894	92,871
Long-term debt, less current portion	865	1,216
Long-term capital lease obligations, less current portion	839	1,050
Deferred income taxes	63,184	120,040

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000 at September 30, 2001, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at September 30, 2001
Issued and outstanding shares—298,275 at September 30, 2001 (unaudited) and 299,822 at March 31, 2001	2,983	2,998
Additional paid-in capital	5,933,442	5,947,682
Deferred compensation, net	(275,294)	(348,894)
Accumulated other comprehensive income	7,435	2,438
Accumulated deficit	(3,800,199)	(366,076)
Notes receivable from stockholders	(47)	(47)

Total stockholders’ equity	1,868,320	5,238,101

Total liabilities and stockholders’ equity	$2,025,102	$5,453,278

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Net revenues	$ 41,302	$ 97,007	$ 82,508	$171,195
Cost of revenues (1)	31,990	24,532	81,425	43,846

Gross profit	9,312	72,475	1,083	127,349
Operating expenses:
Research and development (1)	39,770	19,315	78,823	34,057
Selling, general and administrative (1)	19,355	14,661	39,792	25,233
Stock-based compensation (1)	36,793	610	73,586	744
Goodwill impairment charge	—	—	3,101,817	—
Amortization of goodwill and purchased intangibles	23,339	8,563	192,887	10,847
Acquired in-process research and development	—	3,600	—	25,400
Restructuring costs	11,177	—	11,177	—

Total operating expenses	130,434	46,749	3,498,082	96,281

Operating income (loss)	(121,122)	25,726	(3,496,999)	31,068
Net losses on strategic equity investments	(5,000)	—	(13,775)	—
Interest income, net	13,167	13,465	26,825	25,742

Income (loss) before income taxes	(112,955)	39,191	(3,483,949)	56,810
Income tax expense (benefit)	(17,012)	15,576	(49,826)	29,800

Net income (loss)	$ (95,943)	$ 23,615	$(3,434,123)	$ 27,010

Basic earnings (loss) per share:
Earnings (loss) per share	$ (0.32)	$ 0.10	$ (11.49)	$ 0.11

Shares used in calculating basic earnings (loss) per share	299,235	248,046	298,892	245,375

Diluted earnings (loss) per share:
Earnings (loss) per share	$ (0.32)	$ 0.09	$ (11.49)	$ 0.10

Shares used in calculating diluted earnings (loss) per share	299,235	271,798	298,892	268,480

(1) For presentation purposes, the functional line items exclude stock-based compensation charges related to acquired companies as follows (in thousands):
Cost of revenues	$ 1,227	$ —	$ 2,454	$ —
Research and development	18,368	491	36,735	586
Selling, general and administrative	17,198	119	34,397	158

Total stock-based compensation	$ 36,793	$ 610	$ 73,586	$ 744

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended September 30,
	2001	2000
Operating Activities:
Net income (loss)	$(3,434,123)	$ 27,010
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	14,661	5,192
Amortization of purchased intangibles	222,059	10,847
Goodwill impairment charge	3,101,817	—
Acquired in-process research and development	—	25,400
Amortization of deferred compensation	73,600	816
Tax benefit of disqualifying dispositions	5,545	30,413
Noncash restructuring costs	8,727	—
Net loss on strategic equity investments	13,775	—
Changes in assets and liabilities:
Accounts receivables	62,795	(23,477)
Inventories	11,741	(228)
Other assets	(6,554)	(3,693)
Accounts payable	(12,173)	7,300
Accrued payroll and other accrued liabilities	7,342	10,265
Deferred income taxes	(56,674)	—
Deferred revenue	3,895	463

Net cash provided by operating activities	16,433	90,308
Investing Activities:
Proceeds from sales and maturities of investments	1,825,370	1,095,381
Purchase of investments	(1,697,456)	(1,273,013)
Proceeds from equity investments	2,902	—
Notes receivable from officers and employees	98	11
Payments for acquired businesses, less cash acquired		(9,575)
Purchase of property and equipment	(18,877)	(19,486)

Net cash provided by (used for) investing activities	112,037	(206,682)
Financing Activities:
Proceeds from issuance of common stock, net	9,597	26,172
Repurchase of Company stock	(29,397)	(54)
Payments on notes receivable from stockholders	—	455
Payments on capital lease obligations	(274)	(377)
Payments on long-term debt	(329)	(684)
Other	14	(16)

Net cash provided by (used for) financing activities	(20,389)	25,496

Net increase (decrease) in cash and cash equivalents	108,081	(90,878)
Cash and cash equivalents at beginning of period	58,197	170,102

Cash and cash equivalents at end of period	$ 166,278	$ 79,224

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$ 116	$ 249

Income taxes	$ 698	$ 437

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    BASIS OF PRESENTATION—INTERIM FINANCIAL INFORMATION (UNAUDITED)

          The accompanying unaudited interim condensed consolidated financial statements of Applied Micro Circuits Corporation (“AMCC” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in net revenues and operating results, and expects that these fluctuations in sales, expenses and net income or losses will continue.

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include assessing the collectability of accounts receivable, the use and recoverability of inventory, costs of future product returns under warranty and provisions for contingencies expected to be incurred. Actual results could differ from those estimates.

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

          Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    EARNINGS (LOSS) PER SHARE

          The reconciliation of shares used to calculate basic and diluted earnings (loss) per share consists of the following (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Shares used in basic earnings (loss) per share computations—weighted average common shares outstanding	299,235	248,046	298,892	245,375
Net effect of dilutive common share equivalents	—	23,752	—	23,105

Shares used in diluted earnings (loss) per share computations	299,235	271,798	298,892	268,480

          Because the Company incurred a loss for the three and six months ended September 30, 2001, the effect of dilutive securities totaling 10,196 and 11,605 equivalent shares, respectively, has been excluded from the loss per share computation as its impact would be antidilutive.

3.    CERTAIN FINANCIAL STATEMENT INFORMATION

	September 30, 2001	March 31, 2001
Inventories (in thousands):
Finished goods	$ 7,397	$ 16,363
Work in process	10,981	14,560
Raw materials	2,621	1,817

	$ 20,999	$ 32,740

	September 30, 2001	March 31, 2001
Property and equipment (in thousands):
Machinery and equipment	$ 74,243	$ 70,358
Leasehold improvements	17,107	18,292
Computers, office furniture and equipment	79,904	73,181
Land	22,160	22,122

	193,414	183,953
Less accumulated depreciation and amortization	(83,219)	(71,000)

	$110,195	$ 112,953

          Net goodwill and other acquisition-related intangibles were as follows (dollar amounts in thousands):

	Life in Years	September 30, 2001	March 31, 2001
Goodwill	1–6	$417,960	$3,708,191
Developed core technology	5	239,396	268,836
Other intangibles	3–5	27,026	31,413

		$684,382	$4,008,440

          Other intangibles include items such as trademarks and workforce-in-place. Total intangibles are net of accumulated amortization and impairment charges of $3,658.0 million and $334.1 million at September 30, 2001 and March 31, 2001, respectively.

          Amortization of goodwill and purchased intangibles, including amounts charged to cost of revenues, was $37.9 million and $222.1 million for the three and six months ended September 30, 2001, respectively. In addition, as a result of the continuing weak industry conditions and lower market valuations, the Company determined that there were indicators of impairment to the carrying value of the goodwill and purchased intangibles. Based on a review and independent valuation, the Company recorded a charge of $3.1 billion in the six months ended September 30, 2001 to write down the value of intangible assets associated with its purchase acquisitions.

          In the six months ended September 30, 2001, the Company realized a gain on its strategic equity investments of $1.2 million. This gain was offset by $15.0 million of recognized impairments.

4.    COMPREHENSIVE INCOME (LOSS)

          The components of comprehensive income or loss, net of tax, are as follows (in thousands):

	Three months ended September 30,		Six months ended September 30,
	2001	2000	2001	2000
Net income (loss)	$(95,943)	$23,615	$(3,434,123)	$27,010
Change in net unrealized gain on available-for-sale investments	3,828	799	4,983	671
Foreign currency translation adjustment	65	(8)	14	(17)

Comprehensive income (loss)	$(92,050)	$24,406	$(3,429,126)	$27,664

5.    RESTRUCTURING COSTS

          As a result of continuing weak industry conditions, the Company announced a restructuring plan in the three months ended September 30, 2001. The plan includes reducing the overall cost structure of the Company and aligning manufacturing capacity with demand. Restructuring costs of $11.2 million were recognized as an operating expense in the three months ended September 30, 2001.

          The restructuring plan is comprised of the following components:

          Workforce reduction—The Company reduced its workforce by approximately 5%, and is continuing to eliminate certain positions filled by temporary and contract workers. This resulted in a workforce reduction charge of approximately $500,000. The charge primarily related to severance and benefits for terminated employees.

          Consolidation of excess facilities—As a result of the Company’s acquisitions and significant internal growth in fiscal 2001, the Company expanded its number of locations throughout the world. In an effort to improve the efficiency of the workforce and reduce the Company’s cost structure, the Company has implemented a plan to consolidate its workforce into certain designated facilities. As a result, a charge of approximately $2.0 million was recognized primarily relating to non-cancelable lease commitments.

          Property and equipment impairments—During fiscal 2000 and 2001, the Company aggressively expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand in fiscal 2002, the Company recorded a charge of approximately $5.6 million in the second quarter for the elimination of certain excess manufacturing equipment related to its older process technologies. In addition, the company recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the restructuring plan.

          A summary of the restructuring costs is as follows (in thousands):

	Total Costs	Noncash Charges	Cash Payments	Liability, September 30, 2001
Workforce reduction	$ 500	$ —	$(460)	$ 40
Consolidation of excess facilities	1,950	—	(82)	1,868
Property and equipment impairments	8,727	(8,727)	—	—

Total restructuring costs	$11,177	$(8,727)	$(542)	$1,908

          Remaining expenditures relating to workforce reductions and payments in conjunction with restructuring activities will be substantially paid by the end of fiscal 2002. Amounts related to expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006. The Company’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities may differ from the Company’s estimates.

6.    STOCK REPURCHASE

          On September 17, 2001, the Company’s Board of Directors approved a stock repurchase program whereby, the Company is authorized to purchase up to $200 million in shares of its common stock over the next 12 months. In the period from September 18 to September 30, 2001, the Company repurchased and retired 3,625,000 shares for approximately $29.4 million.

7.    CONTINGENCIES

          The Company is party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties.

          Starting in April 2001, a series of similar federal complaints were filed against the Company and its chief executive officer, chief financial officer and certain other officers and directors of the Company. These complaints allege essentially identical violations of the Securities Exchange Act of 1934 (the “1934 Act”). The complaints have been brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder and seek unspecified monetary damages on behalf of the shareholder class. In general, the complaints allege that the Company and the individual defendants misrepresented the Company’s financial prospects for the fourth quarter of fiscal 2001 to inflate the value of the Company’s stock. The complaints have been consolidated into a single proceeding in the United States District Court for the Southern District of California.

          In May 2001, certain individuals filed derivative actions against the directors and certain executive officers in the California state courts. These state court derivative complaints allege overstatement of the financial prospects of the Company, mismanagement, inflation of stock value, and sale of stock at inflated prices for personal gain during the time period from November 2000 through February 2001. The three state court derivative actions have been consolidated and assigned to the San Diego Superior Court.

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

8.    NEW ACCOUNTING PRONOUNCEMENTS

          In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective April 1, 2002. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. For the three months ended September 30, 2001, the Company recorded a total of $37.9 million of amortization of goodwill and purchased intangibles. If the Company had given effect to the provisions of FAS 142, the resulting amortization for the three months ended September 30, 2001 would have been $15.9 million.

9.    SUBSEQUENT EVENTS

          In October 2001, the Company announced that it will be offering a voluntary stock option exchange program to its employees, officers and board members. Under the program, which is expected to commence before the end of October 2001, participants will be able to tender for cancellation stock options that have an exercise price equal to or greater than $20 per share for replacement options to be granted on a date which is at least six months plus one day from the date of cancellation of the tendered options. The exercise price of the replacement options will be equal to 100 percent of the market price of AMCC common stock on the grant date of the replacement options. The terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto and with Management’s Discussion and Analysis of Financial Condition and Results of Operations that are included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2001. This Quarterly Report on Form 10-Q, and in particular Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains forward-looking statements regarding future events or the future performance of the Company that involve certain risks and uncertainties including those discussed in “Risk Factors” below. Actual events or the actual future results of the Company may differ materially from any forward-looking statements due to such risks and uncertainties. Readers are cautioned not to place reliance on these forward-looking statements, which reflect management’s analysis only as of the date hereof. The Company assumes no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Overview

          We design, develop, manufacture and market high-performance, high-bandwidth silicon solutions for the world’s optical networks. We utilize a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit products that enable the transport of voice and data over fiber optic networks. Our products target the Synchronous Optical Network (“SONET”), Synchronous Digital Hierarchy (“SDH”), Asynchronous Transfer Mode (“ATM”), Dense Wave Division Multiplexing (“DWDM”), Gigabit Ethernet and Fibre Channel semiconductor markets. We provide our customers with complete silicon IC solutions including higher layer processors such as network processors and switch fabrics, framer layer products such as framers and mappers, physical layer (“PHY”) products such as transceivers, and physical media dependent (“PMD”) devices such as laser drivers. Our products currently target data rates up to 40 gigabits per second.

          Although we have focused our business and operations on communications markets, we continue to supply silicon ICs for the ATE, high-speed computing and military markets as well.

Results of Operations

          Net Revenues.    Net revenues for the three and six months ended September 30, 2001 were $41.3 million and $82.5 million, respectively, a decrease of 57.4% and 51.8% from net revenues of $97.0 million and $171.2 million for the three and six months ended September 30, 2000, respectively. Revenues from sales of communications products increased to 87.2% and 86.9% of net revenues for the three and six months ended September 30, 2001 from 83.0% of net revenues for both the three and six months ended September 30, 2000.

          Based on direct shipments, net revenues to customers exceeding 10% of net revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Insight	14%	18%	7%	18%
Solectron	10%	6%	12%	5%

          Looking through product shipments to distributors and subcontractors, net revenues on an end-customer basis exceeding 10% of net revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2001	2000	2001	2000
Nortel	12%	20%	13%	27%
Cisco	15%	6%	10%	5%

          Sales outside of North America accounted for 30% and 40% of net revenues for the three and six months ended September 30, 2001, respectively, compared to 15% and 17% for the three and six months ended September 30, 2000, respectively.

           In the third quarter of fiscal 2002, we expect net revenues to remain consistent with the second quarter of fiscal 2002.

          Gross Margin.    Gross margin was 22.5% and 1.3% for the three and six months ended September 30, 2001, respectively, compared to 74.7% and 74.4% for the three and six months ended September 30, 2000, respectively. The gross margin for the three and six months ended September 30, 2001 was adversely affected by a recurring developed core technology amortization charge of $14.6 million per quarter and a special charge for excess and obsolete inventory of $15.9 million in the three months ended June 30, 2001. Excluding the effect of these items, gross profit was 57.9% and 55.9% for the three and six months ended September 30, 2001, respectively. The decrease in gross margin reflects the under-utilization of our manufacturing facilities as a result of the continued softness in demand for our products. We expect gross margin will increase modestly in the third quarter of fiscal 2002 when compared to the second quarter of fiscal 2002, as a result of the headcount reduction plan that we implemented in July 2001 and other cost saving efforts.

          Research and Development.    Research and development (“R&D”) expenses were approximately $39.8 million, or 96.3% of net revenues, and $78.8 million, or 95.5% of net revenues, for the three and six months ended September 30, 2001, as compared to approximately $19.3 million, or 19.9% of net revenues, and $34.1 million, or 19.9% of net revenues, for the three and six months ended September 30, 2000. The increase relates to new product and process development efforts, investments made in new design tools for the development of new products and an increase in personnel costs as a result of acquisitions and internal hiring of R&D personnel. We expect R&D expenses to decrease modestly in the third quarter of fiscal 2002 when compared to the second quarter of fiscal 2002, as we continue to streamline our cost structure. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Our R&D expenses are concentrated on the development of products for the communications markets, and we expect to continue this focus.

          Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses were approximately $19.4 million, or 46.9% of net revenues, and $39.8 million, or 48.2% of net revenues, for the three and six months ended September 30, 2001, as compared to approximately $14.7 million, or 15.1% of net revenues, and $25.2 million, or 14.7% of net revenues, for the three and six months ended September 30, 2000. The increase in SG&A expenses was attributable to investments made in our corporate infrastructure, an increase in the size of our sales force as a result of acquisitions and additional marketing and advertising investments associated with the introduction of new products. In aggregate dollar terms, we expect SG&A expenses to decrease in the third quarter of fiscal 2002 when compared to the second quarter of fiscal 2002, as we continue to streamline our cost structure.

          Stock-based Compensation.    Stock-based compensation charges were $36.8 million and $73.6 million for the three and six months ended September 30, 2001, respectively, compared to $610,000 and $744,000 for the three and six months ended September 30, 2000, respectively. The increase is directly related to the acquisition of MMC Networks, Inc. after September 30, 2000. We expect to record amortization of deferred compensation with respect to these option grants of approximately $147.2 million, $134.1 million, $63.5 million and $4.1 million during the fiscal years ending March 31, 2002, 2003, 2004 and 2005, respectively. The actual charges could be reduced based on the level of employee turnover and future acquisitions of businesses may result in substantial additional charges.

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

          Amortization of Goodwill and Purchased Intangibles.    Excluding the amortization of developed core technology included in cost of revenues, amortization of goodwill and purchased intangible assets was $23.3 million and $192.9 million for the three and six months ended September 30, 2001, respectively, as compared to $8.6 million and $10.8 million for the three and six months ended September 30, 2000. These charges are related to fiscal 2001 acquisitions. We expect the total amortization expense of goodwill and purchased intangibles, exclusive of developed core technology included in cost of revenues, to be approximately $239.6 million for fiscal 2002. As a result of our adoption of FAS 142 effective April 1, 2002 for periods after fiscal 2002, we will no longer be required to amortize goodwill and certain other intangibles. However, we will continue to amortize certain purchased intangibles other than goodwill. There can be no assurance that acquisitions of businesses by us in the future will not result in substantial changes to the expected amortization of intangible assets that will be amortized in accordance with FAS 142, which may cause fluctuations in our interim and annual operating results.

          Restructuring Charge.    As result of continuing weak industry conditions, the Company announced a restructuring plan in July 2001. The plan includes reducing the overall cost structure of the Company and aligning manufacturing capacity with current demand. Restructuring costs of approximately $11.2 million were recognized as an operating expense in the three months ended September 30, 2001.

          The restructuring plan is comprised of the following components:

•
Workforce reduction—The Company reduced its workforce by approximately 5%, and is continuing to eliminate certain positions filled by temporary and contract workers. This resulted in a workforce reduction charge of approximately $500,000 in the second quarter of fiscal 2002.

•
Consolidation of excess facilities—As a result of the Company’s acquisitions and significant internal growth in fiscal 2001, the Company expanded its number of locations throughout the world. In an effort to improve the efficiency of the workforce and reduce the Company’s cost structure, the Company has implemented a plan to consolidate its workforce into certain designated facilities. As a result, a charge of approximately $2.0 million was recognized in the second quarter primarily relating to non-cancelable lease commitments.

•
Property and equipment impairments—During fiscal 2000 and 2001, the Company aggressively expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand in fiscal 2002, the Company recorded a charge of approximately $5.6 million in the second quarter for the elimination of certain excess manufacturing equipment related to its older process technologies. In addition, the company recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the restructuring plan.

          Remaining expenditures relating to workforce reductions and payments in conjunction with restructuring activities will be substantially paid by the end of fiscal 2002. Amounts related to expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006. The Company’s estimated costs to exit these facilities are based on available commercial rates. The actual loss incurred in exiting these facilities may differ from the Company’s estimates.

          Net Interest Income.    Net interest income was $13.2 million and $26.8 million for the three and six months ended September 30, 2001, respectively, as compared to $13.5 million and $25.7 million for the three and six months ended September 30, 2000. We expect interest income to decrease in the third quarter of fiscal 2002 when compared to the second quarter of fiscal 2002, due primarily to decreasing yields on securities, and also lower cash balances.

          Strategic Equity Investments Gains and Losses.    In the six months ended September 30, 2001, we realized a gain on our strategic equity investments of $1.2 million. This gain was offset by an impairment charge recognized of $15 million.

          Income Taxes.    Income taxes for the three and six months ended September 30, 2001 differed from statutory rates primarily due to the utilization of certain federal and state tax credits and the nondeductibility of purchased intangibles amortization and impairments.

Liquidity and Capital Resources

          Our financial condition remains strong. Our principal source of liquidity as of September 30, 2001 consists of $1.1 billion in cash, cash equivalents and short-term investments. Working capital as of September 30, 2001 was $1.1 billion, slightly decreasing from $1.2 billion at March 31, 2001.

          For the six months ended September 30, 2001 and 2000, net cash provided by operating activities was $16.4 million and $90.3 million, respectively. Net cash provided by operating activities for the six months ended September 30, 2001 primarily reflected net loss before depreciation and amortization expense, goodwill impairment charge, restructuring charges, the tax benefit of disqualifying dispositions and writedown of strategic investments. In addition, the cash flow benefited from the reduction in accounts receivable.

          Capital expenditures totaled $18.9 million and $19.5 million for the six months ended September 30, 2001 and 2000, respectively, which primarily consisted of the purchase of engineering hardware and design software, and manufacturing and test equipment.

          On September 17, 2001, the Company’s Board of Directors approved a stock repurchase program whereby, the Company is authorized to purchase up to $200 million in shares of its common stock over the next 12 months. In the period from September 18 to September 30, 2001, the Company repurchased and retired 3,625,000 shares for approximately $29.4 million.

          We believe that our available cash, cash equivalents and short-term investments, and cash generated from operations will be sufficient to meet our capital requirements for at least the next 12 months, although we could elect or could be required to raise additional capital during such period. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms.

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

•	the ability of our customers to obtain components from their other suppliers;

•	general communications equipment industry and semiconductor industry conditions; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

          We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our customers’ products;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	the reduction, rescheduling or cancellation of customer orders;

•	significant pricing pressures that occur because of declines in average selling prices over the life of a product;

•
sudden shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations; and

•	fabrication, test or assembly capacity constraints for devices which interrupt our ability to meet our production obligations.

          Our business is characterized by short-term orders and shipment schedules, and customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand which are highly unpredictable and can fluctuate substantially. Our revenues are increasingly derived from sales of application specific standard products, or ASSPs, as compared to application specific integrated circuits, or ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which makes it more difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

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

A long lasting downturn in the communications equipment industry could negatively impact our revenues and profitability.

          We derive substantially all of our revenues from communications equipment manufacturers. The communications equipment industry, which is highly cyclical, is experiencing a significant downturn. This downturn has had a severe effect on the demand for our products. We cannot predict how long this downturn will last. In addition, our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support capability, constrains our ability to reduce expenses.

Our business substantially depends upon the continued growth of the Internet.

          A substantial portion of our business and revenue depends on the continued growth of the Internet. We sell our products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. As a result of the economic slowdown and the reduction in capital spending, spending on Internet infrastructure has declined. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, our business, operating results, and financial condition will continue to be materially harmed.

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

          Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	design wins with customers may not result in sales to such customers;

•	the introduction of a customer’s new products may be late or less successful in the market than planned;

•	a customer’s product line using our products may rapidly decline or be phased out;

•	agreements with customers typically do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	we may not be able to successfully develop relationships with additional network equipment vendors; and

•	our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products.

          Any one of the factors above could have a material adverse effect on our business, financial condition and results of operation.

An important part of our strategy is to continue our focus on the markets for high-speed communications ICs. If we are unable to expand our share of these markets further, our revenues may not grow and could decline.

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

          A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on SONET, SDH, ATM, DWDM and Gigabit Ethernet transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, sales volume of these products are modest, and we may not be successful in addressing the market opportunities for products based on these standards.

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

Our industry is subject to consolidation.

          There has been a trend toward industry consolidation among communications IC companies for several years. We expect this trend toward industry consolidation to continue as communications IC companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, which in turn could have a material adverse effect on our business, operating results, and financial condition.

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

          Products for communications applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. We may not be successful in developing or using new technologies or in developing new products or product enhancements that achieve market acceptance. Our pursuit of necessary technological advances may require substantial time and expense.

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

          In addition, our competitors or customers may offer enhancements to our existing products or offer new products based on new technologies, industry standards or customer requirements including, but not limited to, all optical networking systems that are available to customers on a more timely basis than comparable products from us or that have the potential to replace or provide lower-cost or higher-performance alternatives to our products. The introduction of enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable. We expect that certain of our competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by our IC products on a single chip, thus eliminating the need for our products.

          In the communications markets, we compete primarily against companies such as Agere, Broadcom, Conexant, Infineon, Intel, Maxim, Multilink, PMC-Sierra, TriQuint and Vitesse. Some of these companies have significantly greater financial and other resources than us, and some of these companies use other process technologies, such as gallium arsenide, which may have certain advantages over technology we currently use. In certain circumstances, most notably with respect to ASICs supplied to Nortel, our customers or potential customers have internal IC manufacturing capabilities with which we compete.

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

          In October 2001, we announced our intention to implement a stock option exchange program. The sole purpose of the program was to improve our ability to retain employees, officers and board members. We cannot be certain that the program, if implemented, will result in increased retention of employees or board members.

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

Our operating results depend on manufacturing output and yields, which may not meet expectations.

          We manufacture a portion of our ICs at our San Diego manufacturing facilities. Because the majority of our costs of manufacturing are relatively fixed, downturns in the volumes manufactured by our internal process such as wafer fabrication and test and assembly will result in substantially higher unit costs and may result in reduced gross profit and net income. The current downturn had a significant impact on our gross margin in the first two quarters of fiscal 2002.

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

          Our requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production on an older or lower-volume process that it uses to produce our parts. We cannot be certain our external foundries will continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs and materially impact our ability to deliver our products on time. In addition, a significant natural disaster or other catastrophic event, such as war or acts of terrorism, could have a material adverse impact on our business, financial condition and operating results.

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

Our ability to manufacture a sufficient number of products to meet demand could be severely hampered by a shortage of water, electricity or other supplies, or by natural disasters or other catastrophes.

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

          Our internal manufacturing facilities are located in San Diego, California which is subject to natural disasters such as earthquakes or floods. We do not have earthquake insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster or other catastrophic event, such as war or acts of terrorism, could have a material adverse impact on our business, financial condition and operating results.

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

          The risks involved with acquisitions include:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	difficulty in completing an acquired company’s in-process research or development projects;

•	amortization of acquired intangible assets and deferred compensation;

•	client dissatisfaction or performance problems with an acquired firm;

•	the cost associated with acquisitions and the integration of acquired operations;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

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

We cannot predict the impact of recent SEC actions and comments.

          The Securities and Exchange Commission has been reviewing companies’ valuation methodologies for acquired in-process research and development. We believe that we are in compliance with the existing SEC rules related to acquired in-process research and development in connection with our acquisitions. The SEC may change these rules or issue new guidance applicable to our business. We cannot assure you that the SEC will not seek to reduce the amount of in-process research and development previously expensed by us. This could result in the restatement of our previously filed financial statements and have a material adverse effect on our operating results and financial condition for periods after the acquisitions.

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

          At September 30, 2001, our investment portfolio included fixed-income securities of $951.0 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the average maturity date of the investment portfolio is relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition or results of operations.

          We invest in equity instruments of private companies for business and strategic purposes, most of which are communications companies, specifically IC, software and high-end device. These investments are classified as long-term strategic equity and convertible debt investments and are valued based on prices recently paid, or expected to be paid, for the securities. In the six months ended September 30, 2001, we recognized a charge of $15 million attributable to the impairment of certain of these investments. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction.

          We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result, have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

          Starting in April 2001, a series of similar federal complaints were filed against the Company and its chief executive officer, chief financial officer and certain other executive officers and directors of the Company. These complaints, separately identified below* (collectively the “Complaints”), allege essentially identical violations of the Securities Exchange Act of 1934 (the “1934 Act”). The Complaints have been brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder and seek monetary damages on behalf of the shareholder class. In general, the Complaints allege that the Company and the individual defendants misrepresented the Company’s financial prospects for the fourth quarter of fiscal 2001 to inflate the value of the Company’s stock. The Complaints have been consolidated into a single proceeding in the United States District Court for the Southern District of California.

          In May 2001, two individuals filed a derivative action against the directors and certain executive officers in the California Superior Court for Santa Clara County (Weiss v. Rickey, et al., case no. CV798253), and two other individuals, filed separate derivative actions, in the California Superior Court for San Diego County (Cheng v. Bowes, et al., case no. GIC767574 and Charity v. Bowes, et al., case no 768135). These state court derivative complaints allege overstatement of the financial prospects of the Company, mismanagement, inflation of stock value, and sale of stock at inflated prices for personal gain, during the time period from November 2000 through February 2001. The three state court derivative actions have been consolidated and assigned to the San Diego Superior Court.

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

*
Naiditch v. Applied Micro Circuits Corporation, et al., case number 01-CV-0649 K (AJB), pending in the United States District Court for the Southern District of California; Congregation Givate v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0675 K (AJB), pending in United States District Court for the Southern District of California; Harris v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0675 K (AJB), pending in United States District Court for the Southern District of California; Shapiro v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0743 IEG (RBB), pending in the United States District Court for the Southern District of California; Kucera v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0772K (JAH), pending in United States District Court for the Southern District of California; Fairland Management v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0798 IEG (CGA), pending in United States District Court for the Southern District of California; Hsu & Graef v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0799 B (CGA), pending in United States District Court for the Southern District of California; Scofield v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0804 IEG (LAB), pending in United States District Court for the Southern District of California; Reed v. Applied Micro Circuits Corporation, et al., case no. 01-CV-0808 TW (JAH), pending in United States District Court for the Southern District of California; and Kregal v. Applied Micro Circuits Corporation, et al., case no. 01-CV 1034 BTM (JAH).

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          We held our annual meeting of stockholders on August 30, 2001. Of the 300,942,540 shares of our common stock which could be voted at the annual meeting, 252,981,599 shares of our common stock, representing 84% of our outstanding common stock on the record date for the annual meeting of July 2, 2001, were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

(a) Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld
William K. Bowes, Jr.	250,911,888	2,069,711
Franklin P. Johnson, Jr.	250,911,352	2,070,247
L. Wayne Price	251,056,609	1,924,990
S. Atiq Raza	251,037,088	1,944,511
David M. Rickey	250,968,610	2,012,989
Roger A. Smullen, Sr.	251,030,268	1,951,331
Douglas M. Spreng	251,044,927	1,936,672
Arthur B. Stabenow	250,943,670	2,037,929
Harvey P. White	251,051,853	1,929,746

(b) Approval of the amendment to our 1998 Employee Stock Purchase Plan to increase the aggregate number of shares of Common Stock authorized for issuance under such plan to 11,200,000 shares:

For	Against	Abstain
230,482,235	21,318,854	1,180,509

(c) Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2002:

For	Against	Abstain
230,657,290	1,273,511	1,050,797

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

          (b)  Reports on Form 8-K

          We filed the following current reports on Form 8-K with the Commission during the three months ended September 30, 2001:

1) On September 17, 2001, we filed a Current Report on Form 8-K to announce a stock repurchase program of up to $200 million of our common stock over the next twelve months.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Da	te: October 22, 2001

AP	PLIED MICRO CIRCUITS CORPORATION

/s/ WILLIAM BENDUSH
By	:
William Bendush
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)