Form 10-Q
period 2001-12-31
APPLIED MICRO CIRCUITS CORP
filed 2002-01-23
CIK 711065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2001

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

As of January 21, 2002, 299,345,227 shares of the Registrant’s Common Stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2001	March 31, 2001
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$95,333	$58,197
Short-term investments—available-for-sale	987,439	1,073,896
Accounts receivable, net of allowance for doubtful accounts—$5,345 and $4,575 at December 31, 2001 (unaudited) and March 31, 2001, respectively	18,201	83,892
Inventories	19,070	32,740
Deferred income taxes	27,597	27,597
Other current assets	30,731	24,775

Total current assets	1,178,371	1,301,097
Property and equipment, net	109,270	112,953
Purchased intangibles, net	646,459	4,008,440
Strategic equity and convertible debt investments, net	14,523	28,023
Other assets	1,229	2,765

Total assets	$1,949,852	$5,453,278

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,830	$38,069
Accrued payroll and related expenses	14,889	17,868
Other accrued liabilities	32,856	30,583
Deferred revenue	2,023	5,087
Current portion of long-term debt	702	668
Current portion of capital lease obligations	500	596

Total current liabilities	74,800	92,871
Long-term debt, less current portion	685	1,216
Long-term capital lease obligations, less current portion	748	1,050
Deferred income taxes	52,494	120,040

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000 at December 31, 2001, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at December 31, 2001
Issued and outstanding shares—299,110 at December 31, 2001 (unaudited) and 299,822 at March 31, 2001	2,991	2,998
Additional paid-in capital	5,931,599	5,947,682
Deferred compensation, net	(238,501)	(348,894)
Accumulated other comprehensive income	6,583	2,438
Accumulated deficit	(3,881,500)	(366,076)
Notes receivable from stockholders	(47)	(47)

Total stockholders’ equity	1,821,125	5,238,101

Total liabilities and stockholders’ equity	$1,949,852	$5,453,278

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net revenues	$40,220	$143,269	$122,728	$314,464
Cost of revenues(1)	31,307	61,196	112,732	105,042

Gross profit	8,913	82,073	9,996	209,422
Operating expenses:
Research and development(1)	38,275	31,285	117,098	65,342
Selling, general and administrative(1)	18,277	20,498	58,069	45,731
Stock-based compensation(1)	36,793	35,954	110,379	36,698
Goodwill impairment charge	—	—	3,101,817	—
Amortization of goodwill and purchased intangibles	23,339	127,574	216,226	138,421
Acquired in-process research and development	—	176,700	—	202,100
Restructuring costs	200	—	11,377	—

Total operating expenses	116,884	392,011	3,614,966	488,292

Operating loss	(107,971)	(309,938)	(3,604,970)	(278,870)
Other income (expense), net	(401)	—	(14,176)	—
Interest income, net	10,840	14,771	37,665	40,513

Loss before income taxes	(97,532)	(295,167)	(3,581,481)	(238,357)
Income tax expense (benefit)	(16,231)	(25,680)	(66,057)	4,120

Net loss	$(81,301)	$(269,487)	$(3,515,424)	$(242,477)

Basic loss per share:
Loss per share	$(0.27)	$(0.95)	$(11.78)	$(0.94)

Shares used in calculating basic loss per share	297,360	282,313	298,381	257,688

Diluted loss per share:
Loss per share	$(0.27)	$(0.95)	$(11.78)	$(0.94)

Shares used in calculating diluted loss per share	297,360	282,313	298,381	257,688

(1) For presentation purposes, the functional line items exclude stock-based compensation charges related to acquired companies as follows (in thousands):

Cost of revenues	$1,227	$1,203	$3,681	$1,203
Research and development	18,370	18,122	55,105	18,708
Selling, general and administrative	17,196	16,629	51,593	16,787

Total stock-based compensation	$36,793	$35,954	$110,379	$36,698

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Nine Months Ended December 31,
	2001	2000
Operating Activities:
Net loss	$(3,515,424)	$(242,477)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	22,019	9,589
Amortization of purchased intangibles	259,982	149,118
Goodwill impairment charge	3,101,817	—
Acquired in-process research and development	—	202,100
Amortization of deferred compensation	110,393	36,807
Tax benefit of disqualifying dispositions	—	140,620
Noncash restructuring costs	8,727	—
Net loss on strategic equity investments	13,775	—
Net loss on asset disposal	401	—
Changes in assets and liabilities:
Accounts receivables	65,691	(45,411)
Inventories	13,670	14,669
Other assets	(9,449)	(6,166)
Accounts payable	(14,239)	13,447
Accrued payroll and other accrued liabilities	(706)	20,225
Deferred income taxes	(67,364)	(136,973)
Deferred revenue	(3,064)	741

Net cash provided by (used for) operating activities	(13,771)	156,289
Investing Activities:
Proceeds from sales and maturities of investments	2,160,455	1,496,588
Purchase of investments	(2,069,866)	(1,750,830)
Proceeds from sales of equity investments	2,902	—
Notes receivable from officers and employees	100	16
Cash received from purchase acquisitions, net of cash paid and merger expenses	—	13,970
Purchase of property and equipment	(25,711)	(38,149)

Net cash provided by (used for) investing activities	67,880	(278,405)
Financing Activities:
Proceeds from issuance of common stock, net	13,339	43,909
Repurchase of Company stock	(29,428)	(56)
Payments on notes receivable from stockholders	—	455
Payments on capital lease obligations	(398)	(579)
Payments on long-term debt	(497)	(2,948)
Other	11	(20)

Net cash provided by (used for) financing activities	(16,973)	40,761

Net increase (decrease) in cash and cash equivalents	37,136	(81,355)
Cash and cash equivalents at beginning of period	58,197	170,102

Cash and cash equivalents at end of period	$95,333	$88,747

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$163	$340

Income taxes	$743	$3,796

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

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    LOSS PER SHARE

The computation of basic and diluted loss per share consists of the following (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Shares used in basic and diluted loss per share computations—weighted average common shares outstanding	297,360	282,313	298,381	257,688

Net loss	$(81,301)	$(269,487)	$(3,515,424)	$(242,477)

Basic and diluted loss per share	$(0.27)	$(0.95)	$(11.78)	$(0.94)

Because the Company incurred losses for the three and nine months ended December 31, 2001 and 2000, the effect of dilutive securities has been excluded from the loss per share computation as its impact would be antidilutive. The dilutive securities (in thousands) totaled 8,297 and 10,502 equivalent shares for the three and nine months ended December 31, 2001, respectively, and 23,478 and 23,229 equivalent shares for the three and nine months ended December 31, 2000, respectively.

3.    CERTAIN FINANCIAL STATEMENT INFORMATION

	December 31, 2001	March 31, 2001
Inventories (in thousands):
Finished goods	$6,123	$16,363
Work in process	12,221	14,560
Raw materials	726	1,817

	$19,070	$32,740

	December 31, 2001	March 31, 2001
Property and equipment (in thousands):
Machinery and equipment	$79,443	$70,358
Leasehold improvements	17,021	18,292
Computers, office furniture and equipment	80,434	73,181
Land	22,160	22,122

	199,058	183,953
Less accumulated depreciation and amortization	(89,788)	(71,000)

	$109,270	$112,953

Net goodwill and other acquisition-related intangibles were as follows (dollar amounts in thousands):

	Life in Years	December 31, 2001	March 31, 2001
Goodwill	1–6	$396,950	$3,708,191
Developed core technology	5	224,676	268,836
Other purchased intangibles	3–5	24,833	31,413

		$646,459	$4,008,440

Other purchased intangibles include items such as trademarks and workforce-in-place. Total intangibles are net of accumulated amortization and impairment charges of $3,695.9 million and $334.1 million at December 31, 2001 and March 31, 2001, respectively.

Amortization of goodwill and purchased intangibles, including amounts charged to cost of revenues, was $37.9 million and $260.0 million for the three and nine months ended December 31, 2001, respectively. In addition, as a result of industry conditions and lower market valuations, the Company determined that there were indicators of impairment to the carrying value of the goodwill and purchased intangibles. Based on a review and independent valuation, the Company recorded a charge of $3.1 billion in the nine months ended December 31, 2001 to write down the value of intangible assets associated with its purchase acquisitions.

In the nine months ended December 31, 2001, the Company realized a gain on its strategic equity investments of $1.2 million. This gain was offset by $15.0 million of recognized impairments and certain losses on fixed asset disposals.

4.    COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Net loss	$(81,301)	$(269,487)	$(3,515,424)	$(242,477)
Change in net unrealized gain (loss) on available-for-sale investments	(851)	645	4,132	1,316
Foreign currency translation adjustment	(1)	(3)	13	(21)

Comprehensive loss	$(82,153)	$(268,845)	$(3,511,279)	$(241,182)

5.    RESTRUCTURING COSTS

As a result of continuing weak industry conditions, the Company announced a restructuring plan in July 2001. The plan includes reducing the overall cost structure of the Company and aligning manufacturing capacity with demand. Restructuring costs of $200,000 and $11.4 million were recognized as operating expense in the three and nine months ended December 31, 2001, respectively.

The restructuring plan is comprised of the following components:

Workforce reduction—The Company is continuing to implement its workforce reduction plan, which has resulted in workforce reduction charges of approximately $200,000 and $700,000 in the three and nine months ended December 31, 2001, respectively. The charges primarily related to severance and benefits for terminated employees.

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

Property and equipment impairments—During fiscal 2000 and 2001, the Company aggressively expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand in fiscal 2002, the Company recorded a charge of approximately $5.6 million in the second quarter for the elimination of certain excess manufacturing equipment related to its older process technologies. In addition, the company recorded a charge of approximately $3.1 million in the second quarter relating to the abandonment of certain leasehold improvements and software licenses in connection with the restructuring plan.

A summary of the restructuring costs for the nine months ended December 31, 2001 is as follows (in thousands):

	Total Costs	Noncash Charges	Cash Payments	Liability, December 31, 2001
Workforce reduction	$700	$—	$(593)	$107
Consolidation of excess facilities	1,950	—	(329)	1,621
Property and equipment impairments	8,727	(8,727)	—	—

Total restructuring costs	$11,377	$(8,727)	$(922)	$1,728

Remaining expenditures relating to workforce reductions and payments in conjunction with restructuring activities will be substantially paid by the end of fiscal 2002. Amounts related to expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006. The Company’s estimated costs to exit these facilities are based on available commercial rates and an estimate of the time required to sublet the facilities. The actual loss incurred in exiting these facilities may differ from the Company’s estimates.

6.    STOCK REPURCHASE

On September 17, 2001, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to purchase up to $200 million in shares of its common stock over the next 12 months. Through December 31, 2001, the Company had repurchased and retired 3,630,000 shares for approximately $29.4 million.

7.    CONTINGENCIES

The Company is party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties.

Starting in April 2001, a series of similar federal complaints were filed against the Company and its chief executive officer, chief financial officer and certain other officers and directors of the Company. These complaints allege essentially identical violations of the Securities Exchange Act of 1934 (the “1934 Act”). The complaints have been brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder and seek unspecified monetary damages on behalf of the shareholder class. In general, the complaints allege that the Company and the individual defendants misrepresented the Company’s financial prospects for the fourth quarter of fiscal 2001 to inflate the value of the Company’s stock. The complaints have been consolidated into a single proceeding in the United States District Court for the Southern District of California (the “Federal Action”). An amended consolidated complaint is scheduled to be filed in the fourth fiscal quarter of fiscal 2002. The Company intends to file several motions seeking a dismissal of the Federal Action on various grounds. A briefing and hearing schedule has been set for these motions, which the Company expects will be heard and decided in the first or second quarter of fiscal 2003.

In May 2001, certain individuals filed derivative actions against the directors and certain executive officers in the California state courts. These state court derivative complaints allege overstatement of the financial prospects of the Company, mismanagement, inflation of stock value, and sale of stock at inflated prices for personal gain during the period from November 7, 2000 until February 5, 2001. The three state court derivative actions have been consolidated and assigned to the San Diego Superior Court (the “State Action”) and a consolidated derivative complaint was filed in December 2001. The Company has filed several motions seeking a dismissal of the State Action on various grounds. In the alternative, the Company is also seeking to stay the State Action pending resolution of the Federal Action. A hearing and decision on the Company’s motions is expected to occur in the fourth quarter of fiscal 2002.

No discovery has been conducted in either the Federal Action or the State Action. The Company believes that the allegations in these actions are without merit and intends to defend the actions vigorously. The Company cannot predict the likely outcome of these actions, and an adverse result in either action could have a materially adverse effect on the Company. The actions have been tendered to the Company’s insurance carriers.

Since 1993, the Company has been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation (“Omega”) in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site for which the Company has accrued approximately $100,000. On September 14, 2000, the Company entered into a consent decree with the Environmental Protection Agency, pursuant to which the Company agreed to fund its proportionate share of the initial remediation efforts at the Whittier site. Although the ultimate outcome of these matters is not presently determinable, the Company believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse effect on the Company’s financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations in any period.

8.    NEW ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations (“FAS 141”) and No. 142, Goodwill and Other Intangible Assets (“FAS 142”). FAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under FAS 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed periodically for impairment. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt FAS 142 effective April 1, 2002. The amortization provisions of FAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. For the three months ended December 31, 2001, the Company recorded a total of $37.9 million of amortization of goodwill and purchased intangibles. If the Company had given effect to the provisions of FAS 142, the resulting amortization for the three months ended December 31, 2001 would have been $15.9 million.

9.    STOCK OPTION EXCHANGE OFFER

On November 27, 2001, the Company completed the offering of a voluntary stock option exchange program to its employees, officers and board members. Under the program, participants were able to tender for cancellation stock options with an exercise price equal to or greater than $20 per share for replacement options to be granted on May 28, 2002 under certain terms & conditions as set forth in the Company’s offer. The exercise price of the replacement options will be equal to 100 percent of the market price of AMCC common stock on that date. The terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled. The Company accepted options to purchase approximately 31.1 million shares of Company stock for exchange pursuant to this program.

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

Overview

We design, develop, manufacture and market high-performance, high-bandwidth silicon solutions empowering intelligent optical networks. We utilize a combination of digital, mixed-signal and high-frequency analog design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit (“IC”) products that enable the transport of voice and data over fiber optic networks. Our products target the Synchronous Optical Network (“SONET”), Synchronous Digital Hierarchy (“SDH”), Asynchronous Transfer Mode (“ATM”), Dense Wave Division Multiplexing (“DWDM”), Gigabit Ethernet and Fibre Channel semiconductor markets. We provide our customers with complete silicon IC solutions including higher layer processors such as network processors and switch fabrics, framer layer products such as framers and mappers, physical layer (“PHY”) products such as transceivers, and physical media dependent (“PMD”) devices such as laser drivers. Our products currently target data rates up to 40 gigabits per second.

Although we have focused our business and operations on communications markets, we continue to supply silicon ICs for the ATE, high-speed computing and military markets as well.

Results of Operations

Net Revenues.    Net revenues for the three and nine months ended December 31, 2001 were $40.2 million and $122.7 million, respectively, a decrease of 71.9% and 61.0% from net revenues of $143.3 million and $314.5 million for the three and nine months ended December 31, 2000, respectively. Revenues from sales of communications products decreased to 77.4% and 83.8% of net revenues for the three and nine months ended December 31, 2001 from 91.3% and 86.7% of net revenues for the three and nine months ended December 31, 2000.

Based on direct shipments, net revenues to customers exceeding 10% of net revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Insight	21%	21%	12%	19%

Looking through product shipments to distributors and subcontractors, net revenues on an end-customer basis exceeding 10% of net revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2001	2000	2001	2000
Cisco	12%	10%	11%	7%
Nortel	9%	18%	11%	23%

Sales outside of North America accounted for 25.4% and 35.0% of net revenues for the three and nine months ended December 31, 2001, respectively, compared to 18.7% and 17.6% for the three and nine months ended December 31, 2000, respectively.

Gross Margin.    Gross margin was 22.2% and 8.1% for the three and nine months ended December 31, 2001, respectively, compared to 57.3% and 66.6% for the three and nine months ended December 31, 2000, respectively. The gross margin for the three and nine months ended December 31, 2001 was adversely affected by the recurring developed core technology amortization charge of $14.6 million per quarter and a special charge for excess and obsolete inventory of $15.9 million in the three months ended June 30, 2001. The gross margin for the three and nine months ended December 31, 2000 was adversely affected by a $16.1 million purchase accounting charge based on an increase in the value of the MMC inventory as of the acquisition date, as well as $10.7 million of developed core technology amortization. Excluding the effect of these items, gross profit was 58.4% and 56.7% for the three and nine months ended December 31, 2001, and 76.0% and 75.1% for the three and nine months ended December 31, 2000. The decrease in gross margin, exclusive of recurring amortization charges and one time charges, reflects the under-utilization of our manufacturing facilities as a result of the continued softness in demand for our products.

Research and Development.    Research and development (“R&D”) expenses were approximately $38.3 million, or 95.2% of net revenues, and $117.1 million, or 95.4% of net revenues, for the three and nine months ended December 31, 2001, as compared to approximately $31.3 million, or 21.8% of net revenues, and $65.3 million, or 20.8% of net revenues, for the three and nine months ended December 31, 2000. The year over year increase relates to new product and process development efforts, investments made in new design tools for the development of new products and an increase in personnel costs as a result of acquisitions and internal hiring of R&D personnel. We expect R&D expenses to decrease modestly in the fourth quarter of fiscal 2002 when compared to the third quarter of fiscal 2002, as we continue to streamline our cost structure. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Our R&D expenses are concentrated on the development of products for the communications markets, and we expect to continue this focus.

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses were approximately $18.3 million, or 45.4% of net revenues, and $58.1 million, or 47.3% of net revenues, for the three and nine months ended December 31, 2001, as compared to approximately $20.5 million, or 14.3% of net revenues, and $45.7 million, or 14.5% of net revenues, for the three and nine months ended December 31, 2000. The year over year increase in SG&A expenses was attributable to investments made in our corporate infrastructure, an increase in the size of our sales force as a result of acquisitions and additional marketing investments associated with the introduction of new products. In aggregate dollar terms, we expect SG&A expenses to decrease modestly in the fourth quarter of fiscal 2002 when compared to the third quarter of fiscal 2002, as we continue to streamline our cost structure.

Stock-based Compensation.    Stock-based compensation charges were $36.8 million and $110.4 million for the three and nine months ended December 31, 2001, respectively, compared to $36.0 million and $36.7 million for the three and nine months ended December 31, 2000, respectively. The increase is directly related to our prior year acquisitions. We expect to record future amortization of deferred compensation of approximately

$147.2 million, $134.1 million, $63.5 million and $4.1 million during the fiscal years ending March 31, 2002, 2003, 2004 and 2005, respectively. The actual charges could be reduced based on the level of employee turnover or future acquisitions of businesses may result in substantial additional charges.

Goodwill Impairment Charge.    As a result of industry conditions, lower market valuations and reduced estimates of carrier capital equipment spending in the future, we determined that there were indicators of impairment to the carrying value of our goodwill and purchased intangibles. Based on our review and an independent valuation, we recorded a charge of $3.1 billion in the three months ended June 30, 2001 to write down the value of intangible assets associated with our purchase acquisitions.

Amortization of Goodwill and Purchased Intangibles.    Excluding the amortization of developed core technology included in cost of revenues, amortization of goodwill and purchased intangible assets was $23.3 million and $216.2 million for the three and nine months ended December 31, 2001, respectively, as compared to $127.6 million and $138.4 million for the three and nine months ended December 31, 2000. These charges are related to fiscal 2001 acquisitions. We expect the total amortization expense of goodwill and purchased intangibles, exclusive of developed core technology included in cost of revenues, to be approximately $239.6 million for fiscal 2002. As a result of our adoption of FAS 142 effective April 1, 2002 for periods after fiscal 2002, we will no longer be required to amortize goodwill and certain other intangibles. However, we will continue to amortize certain purchased intangibles other than goodwill. There can be no assurance that acquisitions of businesses by us in the future will not result in substantial changes to the expected amortization of intangible assets that will be amortized in accordance with FAS 142, which may cause fluctuations in our interim and annual operating results.

Restructuring Charge.    As a result of industry conditions, the Company announced a restructuring plan in July 2001. The plan includes reducing the overall cost structure of the Company and aligning manufacturing capacity with current demand. Restructuring costs of approximately $200,000 and $11.4 million were recognized as an operating expense in the three and nine months ended December 31, 2001, respectively.

The restructuring plan is comprised of the following components:

•
Workforce reduction—The Company is continuing to implement its workforce reduction plan, which has resulted in workforce reduction charges of approximately $200,000 and $700,000 in the three and nine months ended December 31, 2001.

•
Consolidation of excess facilities—As a result of the Company’s acquisitions and significant internal growth in fiscal 2001, the Company expanded its number of locations throughout the world. In an effort to improve the efficiency of the workforce and reduce the Company’s cost structure, the Company has implemented a plan to consolidate its workforce into certain designated facilities. As a result, a charge of approximately $2.0 million was recognized in the three months ended September 30, 2001 primarily relating to non-cancelable lease commitments.

•
Property and equipment impairments—During fiscal 2000 and 2001, the Company aggressively expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand in fiscal 2002, the Company recorded a charge of approximately $5.6 million in three months ended September 30, 2001 for the elimination of certain excess manufacturing equipment related to its older process technologies. In addition, the company recorded a charge of approximately $3.1 million in the three months ended September 30, 2001 relating to the abandonment of certain leasehold improvements and software licenses in connection with the restructuring plan.

Remaining expenditures relating to workforce reductions and payments in conjunction with restructuring activities will be substantially paid by the end of fiscal 2002. Amounts related to expense due to the consolidation of facilities will be paid over the respective lease terms through fiscal 2006. The Company’s estimated costs to exit these facilities are based on available commercial rates and an estimate of the time required to sublet the facilities. The actual loss incurred in exiting these facilities may differ from the Company’s estimates.

Net Interest Income.    Net interest income was $10.8 million and $37.7 million for the three and nine months ended December 31, 2001, respectively, as compared to $14.8 million and $40.5 million for the three and nine months ended December 31, 2000.

Other Income (Expense).    Other income (expense) includes a gain on our strategic equity investments of $1.2 million, an impairment charge of $15 million and certain losses on fixed asset disposals.

Income Taxes.    Income taxes for the three and nine months ended December 31, 2001 differed from statutory rates because we are establishing valuation allowances for the net operating loss carryforwards and tax credits which are being generated in the current year.

Liquidity and Capital Resources

Our financial condition remains strong. Our principal source of liquidity as of December 31, 2001 consists of $1.1 billion in cash, cash equivalents and short-term investments. Working capital as of December 31, 2001 was $1.1 billion, slightly decreasing from $1.2 billion at March 31, 2001.

For the nine months ended December 31, 2001 and 2000, net cash from operations was $(13.8) million and $156.3 million, respectively. Net cash used for operations for the nine months ended December 31, 2001 primarily reflected the net operating loss before depreciation and amortization and an increase in other assets.

Capital expenditures totaled $25.7 million and $38.1 million for the nine months ended December 31, 2001 and 2000, respectively, which primarily consisted of the purchase of engineering hardware and design software, and manufacturing and test equipment.

On September 17, 2001, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to purchase up to $200 million in shares of its common stock over the next 12 months. Through December 31, 2001, the Company had repurchased and retired 3,630,000 shares for approximately $29.4 million.

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our customers’ products, stockpiling of our products or otherwise;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	increases in the costs of products or discontinuance of products by suppliers;

•	fluctuations in product life cycles;

•	fluctuations in manufacturing output, yields and inventory levels or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	changes in the mix of products that our customers buy;

•	our ability to introduce new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies;

•	costs associated with compliance with applicable environmental regulations or remediation;

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

•
the effects of war or acts of terrorism, such as disruptions in general economic activity, changes in logistics and security arrangements, and reduced customer demand for our products and services; and

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

•	delays in product availability; and

•	fabrication, test or assembly capacity constraints for devices which interrupt our ability to meet our production obligations.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand which are highly unpredictable and can fluctuate substantially. Our revenues are increasingly derived from sales of application specific standard products, or ASSPs, as compared to application specific integrated circuits, or ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which makes it more difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render our customers’ products less marketable.

Our expense levels are relatively fixed and are based, in part, on our expectations of future revenues. We have limited ability to reduce expenses quickly in response to any revenue shortfalls.

The downturn in the communications equipment industry has negatively impacted our revenues and profitability.

We derive substantially all of our revenues from communications equipment manufacturers. The communications equipment industry, which is highly cyclical, is experiencing a significant downturn. This downturn has severely affected the demand for our products. We cannot predict how long this downturn will last. In addition, our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support capability, constrains our ability to reduce expenses.

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

Our customers are concentrated. The loss of one or more key customers or the diminished demand for our products from a key customer could significantly reduce our revenues and profits.

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

A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on SONET, SDH, ATM and DWDM transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, sales volumes of these products are modest, and we may not be successful in addressing the market opportunities for products based on these standards.

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

We are subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. Therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

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

The communications IC markets are highly competitive and we expect that competition will increase in these markets. Our ability to compete successfully in our markets depends on a number of factors, including:

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

In November 2001, we implemented a stock option exchange program. The sole purpose of the program was to improve our ability to retain and motivate employees, officers and board members. We cannot be certain that the program will result in increased retention of employees or board members.

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

We rely on outside foundries for the manufacture of the majority of our products, including all of our products designed on complementary metal oxide semiconductor, or CMOS, and silicon germanium, or SiGe, processes. These outside foundries manufacture our products on a purchase order basis. A majority of our products are only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies’ products while reducing deliveries to us on a short notice. Because establishing relationships and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry would negatively impact the production of certain of our products for a substantial period of time. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

Our operating results depend on manufacturing output and yields, which may not meet expectations.

We manufacture a portion of our ICs at our San Diego manufacturing facilities. Because the majority of our costs of manufacturing are relatively fixed, downturns in the volumes manufactured by our internal process such as wafer fabrication and test and assembly will result in substantially higher unit costs and may result in reduced gross profit and net income. The current downturn had a significant impact on our gross margin in the first three quarters of fiscal 2002.

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

Our future success will depend upon our ability to continue to improve existing process technologies, to develop or acquire new process technologies including SiGe processes, and to adapt our process technologies to emerging industry standards. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies, including both SiGe and CMOS process technologies, in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

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

We may be required to make significant expenditures of capital and resources to resolve such problems. There can be no assurance that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers or our customers. This could result in:

•	additional development costs;

•	loss of, or delays in, market acceptance;

•	diversion of technical and other resources from our other development efforts;

•	claims by our customers or others against us; and

•	loss of credibility with our current and prospective customers.

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

California has experienced shortages in the available power supply. We equipped our internal manufacturing facilities with generators to minimize disruption in case of a power outage. Power outages at vendors we rely on could have material adverse consequences to our ability to meet demand, and thus our results of operations. Power outages at our customers may adversely affect their demand for our products.

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

In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The recent terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. economy and other economies around the world. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially an adversely affected.

We could incur substantial fines or litigation costs associated with our storage, use and disposal of hazardous materials.

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could restrict our ability to expand our facilities at the present location or construct or operate new facilities or could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of potentially responsible parties that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, we cannot assure you that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on our business.

We have in the past and may in the future make acquisitions that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

The risks involved with acquisitions include:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	difficulty in completing an acquired company’s in-process research or development projects;

•	amortization of acquired intangible assets and deferred compensation;

•	client dissatisfaction or performance problems with an acquired company’s products or services;

•	the cost associated with acquisitions and the integration of acquired operations;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

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

In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies, and that have often been unrelated or disproportionate to the operating performance of those companies. These fluctuations may harm the market price of our common stock.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. We do not enter into derivatives or other financial instruments for trading or speculative purposes. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

At December 31, 2001, our investment portfolio included fixed-income securities of $987.4 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the average maturity date of the investment portfolio is relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition or results of operations.

We invest in equity instruments of private companies for business and strategic purposes, most of which are communications companies, specifically IC, software and high-end device. These investments are classified as long-term strategic equity and convertible debt investments and are valued based on prices recently paid, or expected to be paid, for the securities. In the nine months ended December 31, 2001, we recognized a charge of $15 million attributable to the impairment of certain of these investments. The estimated fair values are not necessarily representative of the amounts that the Company could realize in a current transaction.

We generally conduct business, including sales to foreign customers, in U.S. dollars and as a result, have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Starting in April 2001, a series of similar federal complaints were filed against the Company and its chief executive officer, chief financial officer and certain other officers and directors of the Company. These complaints allege essentially identical violations of the Securities Exchange Act of 1934 (the “1934 Act”). The complaints have been brought as purported shareholder class actions under Sections 10(b) and 20(a) of the 1934 Act and Rule 10b-5 promulgated thereunder and seek unspecified monetary damages on behalf of the shareholder class. In general, the complaints allege that the Company and the individual defendants misrepresented the Company’s financial prospects for the fourth quarter of fiscal 2001 to inflate the value of the Company’s stock. The complaints have been consolidated into a single proceeding in the United States District Court for the Southern District of California (the “Federal Action”). An amended consolidated complaint is scheduled to be filed in the fourth fiscal quarter of fiscal 2002. The Company intends to file several motions seeking a dismissal of the Federal Action on various grounds. A briefing and hearing schedule has been set for these motions, which the Company expects will be heard and decided in the first or second quarter of fiscal 2003.

In May 2001, certain individuals filed derivative actions against the directors and certain executive officers in the California state courts. These state court derivative complaints allege overstatement of the financial prospects of the Company, mismanagement, inflation of stock value, and sale of stock at inflated prices for personal gain during the period from November 7, 2000 until February 5, 2001. The three state court derivative actions have been consolidated and assigned to the San Diego Superior Court (the “State Action”) and a consolidated derivative complaint was filed in December 2001. The Company has filed several motions seeking a dismissal of the State Action on various grounds. In the alternative, the Company is also seeking to stay the State Action pending resolution of the Federal Action. A hearing and decision on the Company’s motions is expected to occur in the fourth quarter of fiscal 2002.

No discovery has been conducted in either the Federal Action or the State Action. The Company believes that the allegations in these actions are without merit and intends to defend the actions vigorously. The Company cannot predict the likely outcome of these actions, and an adverse result in either action could have a materially adverse effect on the Company. The actions have been tendered to the Company’s insurance carriers.

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

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

3.2	Amended and Restated Bylaws of the Company.

(b)  Reports on Form 8-K

The Company did not file any current reports on Form 8-K with the Commission during the quarter ended December 31, 2001.

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

Date:  January 23, 2002

AP	PLIED MICRO CIRCUITS CORPORATION

By	: /s/ WILLIAM BENDUSH

            William Bendush
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial
and Accounting Officer)