Form 10-K
period 2002-03-31
APPLIED MICRO CIRCUITS CORP
filed 2002-06-05
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For	the fiscal year ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-23193

APPLIED MICRO CIRCUITS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2586591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6290 Sequence Drive
San Diego, California 92121
(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (858) 450-9333

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES  ☒  NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,983,580,724 as of April 30, 2002, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 300,819,111 shares of the registrant’s Common Stock issued and outstanding as of May 28, 2002.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders to be held on August 28, 2002.

PART I

Item 1.	BUSINESS.

Applied Micro Circuits Corporation was incorporated and commenced operations in California in 1979. AMCC was reincorporated in Delaware in 1987. Certain statements in this Annual Report on Form 10-K, including statements contained in the sections entitled “Business” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In this Annual Report on Form 10-K, “Applied Micro Circuits Corporation”, “AMCC”, the “Company”, “we”, “us” and “our” refer to Applied Micro Circuits Corporation and all of our consolidated subsidiaries.

Overview

We design, develop, manufacture and market high-performance, high-bandwidth silicon integrated circuit (“IC”) solutions for the world’s wide area networks. We utilize a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer IC products that enable the transport of voice and data over wide area networks. Our customers include leading communications equipment manufacturers (“OEMs”) such as Alcatel, Ciena, Cisco, Fujitsu, Huawei, JDS Uniphase, Juniper, Lucent, Marconi, NEC, Nortel, ONI, OpNext, Redback, Siemens/Unisphere, Sycamore, and Tellabs.

Our objective is to be the premier supplier of high-bandwidth silicon IC solutions for the world’s wide area networks. Our strategy for achieving this objective includes:

•	focusing on the wide area network markets, including the optical core, metropolitan area networks and access networks;

•	providing a time-to-market advantage to our customers by offering complete, fiber-through-switch solutions and integrated product functionality; and

•	leveraging our expertise in multiple silicon-process technologies to provide cost-effective, optimized solutions.

Our products target the following communications semiconductor markets: Synchronous Optical Network (“SONET”), Synchronous Digital Hierarchy (“SDH”), Asynchronous Transfer Mode (“ATM”), Dense Wave Division Multiplexing (“DWDM”), and 10 Gigabit Ethernet. We provide our customers with complete silicon IC solutions including physical media dependent (“PMD”) devices such as laser drivers, physical layer (“PHY”) products such as transceivers, overhead processor products such as framers and mappers, and higher layer products such as network processors and switch fabrics. Our products currently target data rates up to 40 gigabits per second (a rate known as “OC-768”).

Industry Background

The Communications Industry

Communications technology has evolved from simple analog voice signals transmitted over networks of copper telephone lines to complex analog and digital voice and data signals transmitted over hybrid networks of media, such as copper, coaxial and fiber optic cables, as well as by radio frequency. This evolution has been driven by enormous increases in the number of users and the complexity of the data types transmitted. In addition, the substantial growth in the Internet and wireless communications, the emergence of new applications, such as video conferencing and wireless web devices, and the increase in demand for remote network access and higher speed, higher bandwidth communication between local and wide area networks have increased network bandwidth requirements.

The increase in volume and complexity of this network traffic has led to the development of new technologies for use in these networks. These technologies provide substantially greater transmission capacity, are less error prone and are easier to maintain than copper networks. For example, the SONET standard in North America and Japan and the SDH standard in the rest of the world became the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. With data and video traffic being added in abundance to voice traffic, ATM emerged as a transmission protocol complementary to SONET/SDH to optimize bandwidth utilization. With exponential increases in data traffic and very modest increases in voice traffic, data has become the dominant traffic over fiber optic networks today. Because of the bandwidth growth and cost pressures in today’s datacentric networks, more advanced optical networking technologies, such as DWDM, have been adopted. DWDM is the optical multiplexing of different wavelengths of light down a single fiber. Each wavelength is the equivalent of an independent optical channel. DWDM greatly increases the capacity of installed fiber. Complementing DWDM transmission capabilities are emerging technologies, such as optical add-drop multiplexers and cross-connects which can more efficiently switch large optical datapaths through the network. New protocols, such as multi-protocol level switching (“MPLS”), have emerged that are better suited for data traffic while providing for the low latency and quality of service needs of voice and video traffic. The SONET/SDH standards have also evolved to handle these new protocols with packet over SONET (“POS”) capabilities.

The combination of increased traffic and emerging technologies has placed added pressure on the existing communications network infrastructure and made many systems’ architectures inadequate. In the late 1990’s communication service providers and equipment suppliers were affected by the inadequacy of systems’ architectures and began investing in data networks to meet the rapidly growing demands of their customers. In addition, deregulation of the communications industry and privatization of many European carriers resulted in increased market competition. The abundance of available capital in the public and private markets accelerated the build-out of new network infrastructure. Additional carriers were launched with the goal of capturing significant market share. All of these factors drove a significant increase in capital spending on networking equipment by both the incumbent and emerging carriers. During this period of rapid expansion, our OEM customers placed increased orders with us and their other suppliers to ensure they had the components needed to fulfill the expected growth in demand for networking equipment.

The Downturn of Capital Expenditures

This environment changed suddenly at the end of our fiscal 2001. Global capital markets tightened, and the communications industry began to rapidly slow down. Many of the incumbent carriers halted capital expenditures on networking equipment in an effort to stabilize their financial condition. Many of the emerging carriers were unable to attract sufficient customers and failed. Capital spending in general, and on networking equipment in particular, collapsed across the industry.

With the collapse of capital spending, we first experienced an increase in order cancellations and then a decline in customer orders, which resulted in a sudden drop in sales of our products. As fiscal 2002 progressed, the impact of the downturn was prolonged by the inventory levels that existed at our OEM Customers.

The Communications IC Opportunity

Despite the industry downturn, industry analysts report that network traffic continues to grow. The continuing adoption of broadband technology and next-generation wireless devices is expected to drive additional data traffic through the network infrastructure in the future. To address these opportunities, OEMs are looking to develop more sophisticated and cost effective systems. To achieve the performance and functionality required by such systems, these OEMs must utilize more complex ICs. As a result of the pace of new product introductions, the proliferation of standards to be accommodated and the difficulty of designing and producing the required ICs, equipment suppliers have increasingly outsourced these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the transmission of data. IC suppliers must utilize a variety of skills and technologies to satisfy the requirements of communications OEMs. These OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, power-efficient ICs. These OEMs seek suppliers with both analog and digital expertise to provide a more complete solution that enables faster integration into the system design and higher performance.

AMCC Strategy

Our objective is to be the leading supplier of high-performance, high-bandwidth silicon IC solutions for the world’s wide area networks, including the optical core, metropolitan area networks and access networks. To achieve this objective, we employ the following strategies:

Focus on Wide Area Network Markets

We target key WAN markets, including those for SONET/SDH, ATM, POS, DWDM and optical modules. We have built substantial competencies focused on the specific requirements of these markets in the areas of process technology, mixed-signal, and very dense digital design and substantial expertise in systems architecture and applications support. We believe that the integration of these capabilities enables us to optimize solutions addressing the high-bandwidth connectivity requirements of communications equipment suppliers.

Provide a Time-to-Market Advantage to Our Customers by Offering Complete Fiber-Through-Switch Solutions and Integrated Product Functionality

Due to the extended downturn in the communications industry, our OEM customers must become more efficient with their engineering resources. Our strategy is to provide our customers with fiber-through-switch pre-integrated silicon ICs. We believe this comprehensive solution strategy provides our customers with guaranteed interoperability, pre-designed subsystems, better cost economics and system-level expertise. The result is faster time-to-market, better performance and lower development cost. To continue these customer benefits in future generations of products, we are pursuing an aggressive integration strategy to provide greater functionality in fewer ICs.

Leverage our Expertise in Multiple Silicon Process Technologies to Provide Optimized Solutions

We are dedicated to utilizing the best silicon process technologies available to offer solutions optimized for specific applications and customer requirements. We believe our expertise in advanced processes from external foundries provides us with the flexibility to design and manufacture products that are tailored to an application’s individual needs. Through this flexible approach, we are better able to transition products over time to new manufacturing processes as product performance requirements and process technologies evolve.

Products and Customers

Transition from ASICs to ASSPs

Application specific integrated circuits (“ASICs”) are custom products that are designed for only one customer and can be sold only to that one customer. Application specific standard products (“ASSPs”) are standardized products that are designed for, and can be used by, multiple customers. Our customers are looking for ways to accelerate their time to market, reduce research and development cost, and ensure interoperability of components in their systems. ASSPs generally can be designed into the systems and brought to market in less time and for less cost. As more companies realize the development cost and time-to-market benefits that ASSPs provide, the more apt they are to use ASSPs in the future. Most of our products are ASSPs, and we believe that the trend towards greater usage of ASSPs in communication network systems will continue.

We have several types of communications IC products which are categorized by the order in which they receive and transmit signals and information within communication equipment. These categories are:

PMD Layer:    Our PMD layer ICs typically work in conjunction with the lasers or photo diodes that provide the electrical-to-optical and optical-to-electrical signal conversions. These ICs include various amplifiers that take very weak analog electrical signals (e.g. a few millivolts) and increase them for use by the physical layer. Our PMD layer products transmit signals at rates ranging from 1 to over 40 gigabits per second (“Gbps”).

Physical Layer:    Our physical layer ICs transmit and receive signals to and from the PMD layer in a very high-speed serial format (over 40Gbps today) and reduce overall system “noise”. This low noise capability permits the transmission of signals over greater distances with fewer errors. Our physical layer ICs also convert analog signals from the PMD layer to digital signals for the framing layer and vice versa.

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

Traffic Management and Switching Layer:    Our traffic management ICs receive and transmit signals from and to the network processor and primarily perform the queuing and buffering required on packets before the information is sent to the switch fabric. Our switch fabric ICs then switch the information in the proper priority and to the proper destinations.

Products

PMD Products:    During fiscal 2001, we introduced our first generation OC-768 modulator driver, 10Gigabit ethernet transimpedance amplifier, and 10Gbps VCSEL laser driver and amplifier products. In addition, we introduced our second generation 3.2Gbps VCSEL laser driver and amplifier products for use in optical backplane and very short reach parallel fiber applications. Our current customers for PMD products include Agere, Alcatel, Ciena, Fujitsu, NEC, Sumitomo, Sycamore Networks and Zarlink.

Physical Layer Products:    We introduced our first generation of physical layer products in 1993. We have since developed several generations of these products improving cost, power, functionality and performance. During fiscal 2002, we introduced another generation of OC-48 (2.5 Gbps) and OC-192 integrated physical layer transceiver devices. Our current customers for physical layer products include Alcatel, Cisco, Ciena, Fujitsu, Hitachi, JDS Uniphase, Juniper Networks, Lucent, Marconi Communications, Nortel, Sycamore Networks and Tellabs.

Framer Layer Products:    During fiscal 2002, we introduced several framing layer products for the OC-12 (625 megabits per second), OC-48 and OC-192 markets. Some of these devices include: the Khantanga device, which is our combined 10Gigabit ethernet and OC-192 framer; the Mekong, which supports OC-192 pointer processing; and the Ohio, which is our second generation OC-48 data termination framer. Our current customers for framing layer products include Cisco, Ciena, Lucent, Marconi Communications, NEC, Nortel, Sycamore Networks, Tellabs and Tellium.

Network Processing Layer Products:    During fiscal 2002, we introduced our third and fourth generation network processors the nP7250, for OC-48 and the nP7510, a programmable wire speed OC-192 network processor. We also offer the nP7120 OC-48 packet processor. Our current customers for network processing products include Alcatel, Cisco, Fujitsu, Lucent, Nortel and Siemens/Unisphere.

Traffic Management and Switching Layer Products:    In fiscal 2002, we introduced the nPX5700, a 10Gbps traffic management solution. Additionally, we introduced two new packet switching solutions: the nPX5800 for system switching capacities of 160Gbps and below and the nPX8000, a packet/cell switch capable of scaling to 1.2 terabits of switching capacity. Our current customers for traffic management and switching layer products include Alcatel, Cisco, Fujitsu, Lucent, Nortel and Siemens/Unisphere.

Automated Test Equipment, High-Speed Computing and Military Products

We are not currently developing new products for the Automated Test Equipment (“ATE”), high-speed computing or military markets, but we continue to manufacture and sell ASIC products to customers such as Agilent, IBM, LTX, Northrop Grumman, Raytheon, Schlumberger, Teradyne and Texas Instruments. During fiscal 2002, we initiated a plan to phase out supplying ICs for these markets. We are currently receiving and filling last-time buy orders and finalizing plans to close our internal wafer fabrication facility, which manufactures the majority of the products for these markets.

Technology

We utilize our technological and design expertise to solve the problems of high-speed analog, digital and mixed-signal circuit designs for the world’s intelligent wide area networks. Our technological competencies include the definition, design and manufacturing of high-performance analog, digital and mixed-signal ICs for optical communications systems.

Knowledge of Communications ICs

We believe that our systems architects, design engineers and technical marketing and applications engineers have a thorough understanding of the fiber optic communications systems for which we design and build ASSPs. We substantially expanded this expertise into higher layers of the communication system with the acquisitions of Cimaron, YuniNetworks and MMC Networks in fiscal 2001. Using this systems expertise, we develop semiconductor devices to meet OEMs’ high-bandwidth systems requirements. By understanding the systems into which our products are designed, we believe that we are better able to anticipate and develop solutions optimized for the various cost, power and performance trade-offs faced by our customers. We believe that our systems knowledge also enables us to develop more comprehensive, interoperable solutions. This allows us to develop boards with products that fulfill customers’ system needs from fiber-through-switch, enabling faster integration into their products.

Design of Communications ICs

We have developed multiple generations of products that integrate both analog and digital elements on the same IC, while balancing the difficult trade-offs of speed, power and timing inherent in high-speed applications. We were one of the first companies to embed analog phase locked loops in bipolar chips with digital logic for high-speed data transmission and receiver applications. Since the introduction of our first on-chip clock recovery and clock synthesis products in 1993, we have refined these products and have successfully integrated multiple analog functions and multiple channels on the same IC. The mixing of digital and analog signals poses difficult challenges for IC designers, particularly at high frequencies. We have acquired significant expertise in mixed-signal IC designs through the development of multiple generations of products. Through the acquisitions of MMC Networks and YuniNetworks in fiscal 2001, we added network processor and switch fabric digital design and systems expertise. We will continue to apply these competencies in the development of more complex digital products.

Manufacturing of Communications ICs

The manufacturing of communications ICs requires a combination of competencies in advanced silicon technologies, such as deep submicron CMOS and BiCMOS silicon germanium (“SiGe”), IC package design and manufacturing, and high speed test and characterization. We have obtained access to advanced CMOS and SiGe processes through foundry relationships. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management and technical performance. Our products are designed to reduce power dissipation and die size to enable the use of industry standard packages. We employ a wide variety of package types and are currently designing products using ball grid arrays, tape ball grid arrays and multi-chip modules. Our experience with a variety of packages is one of the factors that enables us to provide optimal high-performance IC solutions to our customers.

Research and Development

Our research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ASSPs for WAN applications. We also develop high-performance libraries and design methodologies that are optimized for these applications.

Product Development

Our product development is focused on building high-performance high-gate-count digital and analog-intensive designs that are incorporated into well-documented blocks that can be reused for multiple products. We have made, and will continue to make, significant investments in advanced design tools to leverage our engineering staff. Our product development is driven by the imperatives of reducing design cycle time, increasing first-time design correctness, adhering to disciplined, well documented design processes and continuing to be responsive to customer needs. We are also developing high-performance packages for our products in collaboration with our packaging suppliers and our customers.

Process Development

Our process development is focused on identifying or acquiring new processes optimized for high-performance digital and mixed-signal communications applications. Our process engineers are involved with the selection and management of our relationships with outside foundries to provide the advanced CMOS, SiGe and other leading edge process technologies required for certain of our products.

Manufacturing

Wafer Fabrication

We have a majority of our IC products manufactured at outside foundries, such as IBM, Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and United Microelectronics Corporation (“UMC”). We rely on these foundries for the manufacture of nearly all of our products designed on CMOS and SiGe processes. By subcontracting our manufacturing requirements, we are able to focus our resources on design and test applications where we believe we have greater competitive advantages. This strategy also eliminates the high cost of owning and operating a semiconductor wafer fabrication facility for these technologies. Our operations and quality engineering team closely manages the interface between manufacturing and design engineering. As a result, we are responsible for the complete functional and performance testing of our devices, including quality testing.

Despite the current emphasis on external foundry resources, we still manufacture some of our IC products, which utilize bipolar and BiCMOS process technologies, at our internal wafer fabrication facility. We have neither designed nor developed any products in these technologies for several years and we have announced our intent to discontinue manufacturing these products entirely. We are in the final stages of developing a plan to close this facility and estimate that we will cease production in early calendar 2003 and will completely exit the facility shortly thereafter, although these dates may change.

Assembly and Test

The majority of our wafer probe testing is conducted at our internal testing facility. We also utilize our external foundries and independent wafer probe test subcontractors for testing of our products. After the wafers are probed, the majority of our products are sent to multiple subcontractors located in Asia, Europe and the United States for assembly. Following assembly, some of the devices are tested at the subcontractors and returned to us ready for shipment to our customers. However, a majority of the packaged units are returned to us for final testing and marking prior to shipment to customers.

Components and Raw Materials

We purchase our ceramic packages from IBM, Kyocera America, Motorola and NTK Ceramics and our plastic packaging from Amkor, ASE and ASAT. For our internal wafer fabrication facility, we purchase all of our “raw” silicon wafers from Wacker Siltronic Corporation. We believe that Wacker Siltronic will continue to supply our needs through the closure of the facility.

Sales and Marketing

We sell our products principally through a network of independent manufacturers’ representatives and distributors in specified territories under the direction of our direct sales force. Our direct sales force is technically trained and is supported by applications engineers in the field as well as applications and customer engineers at our design centers. We believe that this “engineering-intensive” relationship with our customers results in strong, long-term customer relationships beneficial to both us and our customers. We augment this strategic account sales approach with domestic and foreign distributors that service primarily smaller accounts purchasing ASSPs.

In North America, our direct sales effort is supported by 17 independent manufacturers’ representatives and one distributor. Internationally, we sell our products through 19 manufacturers’ representatives and distributors. Typically, distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. Most of our sales to distributors are made under agreements allowing for price protection and right of return on stipulated quantities of unsold merchandise. Sales representatives generally do not offer directly competitive products, but may carry complementary items manufactured by others.

Representatives do not maintain a product inventory; instead, their customers place orders directly with us or through distributors. Our sales headquarters is located in San Diego, California. We maintain sales offices throughout the world.

Backlog

Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customers’ needs, and customer orders generally can be canceled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and we therefore believe that backlog is not a good indicator of future revenue.

Competition

In the communications IC markets, we compete primarily against companies such as Agere, Broadcom, Conexant, Infineon, Intel, Maxim, Multilink, PMC-Sierra, TriQuint and Vitesse. In addition, certain of our customers or potential customers have internal IC design or manufacturing capability with which we compete. Many of our competitors operate their own fabrication facilities and have longer operating histories and presence in key markets, greater name recognition, larger customer bases and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. As a result, these competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements or devote greater resources to the promotion and sale of their products.

The communications IC markets are highly competitive and are subject to rapid technological change, evolving standards, short product life cycles, price erosion and heightened international competition. We believe that the principal factors of competition for the markets we serve include: product performance, quality, reliability, integration, price and time-to-market as well as the Company’s reputation and level of customer support. Our ability to successfully compete in these markets depends on our ability to design and subcontract the manufacture of new products that implement new technologies and gain end market acceptance in an efficient and cost effective manner.

Proprietary Rights

We rely in part on patents to protect our intellectual property. We have been issued 61 patents, which principally cover certain aspects of the design and architecture of our IC products. In addition, we have over 200 inventions in various stages of the patent process in the United States and abroad. There can be no assurance that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

To protect our intellectual property, we also rely on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements.

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In the past we have been, and in the future may be, notified that we may be infringing the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business, financial condition or operating results. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, any delays and costs associated with redesigning our products or payments of license fees to third parties or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and operating results. See “Risk Factors”.

Environmental Matters

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. In addition, such regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. In this regard, since 1993, we have been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation (“Omega”) in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing.

EMPLOYEES

As of March 31, 2002, we had 1,129 full-time employees: 97 in administration, 601 in research and development, 214 in operations and 217 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage. We believe our employee relations are very good.

Executive Officers of the Registrant

Our executive officers and their ages as of May 1, 2002, are as follows:

Name	Age	Position
David M. Rickey	46	Chairman of the Board and Chief Executive Officer
Roger A. Smullen, Sr.	66	Vice Chairman of the Board
Douglas C. Spreng	58	President and Chief Operating Officer
William E. Bendush	53	Senior Vice President, Chief Financial Officer, Secretary and Treasurer
Brent E. Little	38	Senior Vice President, Corporate Marketing and General Manager of Mixed Signal Products Division
Ramakrishna R. Sudireddy	35	Senior Vice President and General Manager of Framer Layer Products
Thomas L. Tullie	37	Senior Vice President, Worldwide Sales
Gregory A. Winner	46	Senior Vice President, Corporate Engineering, Technology and Quality
Jeffrey J. Cashen	41	Vice President, General Manager of Switching and Network Processing
Timothy M. Heenan	42	Vice President, Operations
Stephen M. Smith	43	Vice President, Controller
Vincent J. DeMaioribus	43	Vice President, Manufacturing

David M. Rickey re-joined the Company in February 1996 as President, Chief Executive Officer and as a Director. In August 2000, Mr. Rickey was appointed Chairman of the Board. In July 2001, Mr. Rickey resigned from the position of President, but continues to serve as Chairman of the Board and Chief Executive Officer. From August 1993 to May 1995, Mr. Rickey served as the Company’s Vice President of Operations. From May 1995 to February 1996, Mr. Rickey served as Vice President of Operations at NexGen, a semiconductor company. Previously, for eight years, Mr. Rickey was employed by Northern Telecom, Inc., a telecommunications manufacturer, where he led the wafer fab engineering and manufacturing operations in both Ottawa, Canada and San Diego, California. Mr. Rickey is a director of Macropore, Inc. Mr. Rickey has earned B.S. degrees from both Marietta College (summa cum laude) and Columbia University. In addition, Mr. Rickey received a M.S. in Materials Science and Engineering from Stanford University.

Roger A. Smullen, Sr. was elected Vice Chairman of the Board in August 2000. Prior to August 2000, Mr. Smullen served as the Chairman of the Board from October 1982. Mr. Smullen also served as Acting Vice President, Operations of the Company from August 1997 through October 1997 and the Company’s Chief Executive Officer from April 1983 until April 1987. Previously, he was Senior Vice President of Operations of Intersil, Inc.’s semiconductor division. In 1967, Mr. Smullen co-founded National Semiconductor Corporation, a manufacturer of integrated circuits. Prior to that, he was Director of Integrated Circuits at Fairchild Semiconductor, a manufacturer of integrated circuits. Mr. Smullen is currently a Director of Micro Linear Corporation, a manufacturer of integrated circuits. He holds a B.S. in Mechanical Engineering from the University of Minnesota.

Douglas C. Spreng joined the Company as Senior Vice President, Switch Fabric and Network Processing Division and Chief Executive Officer of MMC Networks when the Company acquired MMC Networks in October 2000. Mr. Spreng was promoted to Chief Operating Officer and President of the Company in July 2001. Mr. Spreng was Executive Vice President of the Client Access Business Unit at 3Com Corporation for seven years. In the early 1990’s, Mr. Spreng was President and Chief Operating Officer of Cellnet Data Systems. He

began his career with Hewlett Packard Company, where he held various marketing, manufacturing and general management positions for more than 23 years. Mr. Spreng is a director of Silicon Image, Inc. He holds a B.S.E.E. degree from the Massachusetts Institute of Technology and an M.B.A. from the Harvard Business School.

William E. Bendush joined the Company in April 1999 as Vice President, Chief Financial Officer and Secretary. Mr. Bendush was promoted to a Senior Vice President of the Company in January 2001. Mr. Bendush came to AMCC from Silicon Systems Inc., where he served as Senior Vice President and Chief Financial Officer from September 1986 to April 1999. Prior to joining Silicon Systems Inc., Mr. Bendush held various financial management positions at AM International, Gulf + Western Industries and Gould Inc. Mr. Bendush received a B.S. from Northern Illinois University.

Brent E. Little joined the Company in 1991. Mr. Little was promoted to a Senior Vice President of the Company in January 2001. Prior to this time, Mr. Little held several marketing management positions with the Company, including Director of Strategic Marketing and Director of Marketing for ASIC products. Prior to joining the Company, Mr. Little worked as Business Development Manager for Analysis and Technology, Inc. and worked with the U.S. Navy as a Project Engineer. Mr. Little earned a B.S. in Electrical Engineering from the University of California, Santa Barbara.

Ramakrishna R. Sudireddy joined the Company when AMCC acquired Cimaron Communications in March 1999. Mr. Sudireddy was promoted to a Senior Vice President of the Company in January 2001. Before co-founding Cimaron in January of 1998, Mr. Sudireddy founded Siltek Corporation in 1996, and served as its Vice President of Research and Development until 1997. Siltek provided ATM and SONET design services for such companies as Lucent Technologies, SGS Thomson, and Sun Microsystems. From 1991 to 1996, Mr. Sudireddy was a Member of Technical Staff at AT&T Bell Laboratories. While at Bell Labs, he was the chief architect and lead designer for a number of highly complex ASICs. These ASICs generally had hundreds of thousands of gates, and operated at speeds as high as 622 MHz. Mr. Sudireddy gained prominence for developing these ASICs more efficiently (with as many as 30% fewer gates) and more quickly than conventional methods within Bell Labs. Mr. Sudireddy has a master’s degree in Computer Engineering from the University of Massachusetts at Lowell, and a bachelor’s degree in Electrical Engineering from Nagarjuna University in Guntur, India.

Thomas L. Tullie joined the Company as Vice President, Sales in August 1996. Mr. Tullie was promoted to a Senior Vice President of the Company in January 2001. From 1989 to 1996, Mr. Tullie held several strategic sales management positions, most recently as Director of East Coast Sales, at S-MOS Systems, a semiconductor company. Prior to joining S-MOS Systems, Mr. Tullie was a designer in the workstations group of Digital Equipment Corporation. Mr. Tullie earned a B.S. from the University of Massachusetts and an M.B.A. from Clark University.

Gregory A. Winner joined the Company in November 1999 as Vice President, Engineering. Mr. Winner was promoted to a Senior Vice President of the Company in January 2001. From September 1982 to November 1999, Mr. Winner was the Vice President of Product Development of Silicon Systems, Inc. where he was responsible for the advanced development of integrated circuit products. Mr. Winner has also held various engineering positions at Memorex, IBM and General Dynamics. Mr. Winner holds an M.S.E.E. from Stanford University and a B.S.E.E. degree from the University of California, Los Angeles.

Jeffrey J. Cashen joined the Company in October 2000 as Vice President of Sales of MMC Networks when the Company acquired MMC Networks. Mr. Cashen was promoted to Vice President, General Manager of the Switching and Network Processing Division of the Company in July 2001. Prior to joining MMC Networks, Mr. Cashen held various senior sales positions with Texas Instruments where he managed the Cisco Systems, Digital Equipment Corporation and Sun Microsystems accounts. Mr. Cashen received his B.S.E.E. from Pennsylvania State University.

Timothy M. Heenan joined the Company in October 2000 as Vice President of MMC Networks when the Company acquired MMC Networks. Mr. Heenan was promoted to Vice President of Operations of the Company in August 2001. Prior to joining MMC Networks, Mr. Heenan was the Director of Test Operations at Cirrus Logic, Inc., where he was responsible for worldwide manufacturing test operations. Before his tenure at Cirrus Logic, Mr. Heenan held various engineering positions at Signetics Corporation. Mr. Heenan holds a B.S. in materials engineering from Rensselaer Polytechnic Institute and a M.S. in engineering management from Santa Clara University.

Stephen M. Smith joined the Company in October 1999 as Vice President, Business Development. Mr. Smith was appointed to Vice President, Controller of the Company in July 2001. From May 1998 to October 1999, Mr. Smith worked at ST Microelectronics, a semiconductor company, as the Director of the Micro-fluidics Business Unit located in San Diego, California. Additionally, Mr. Smith worked for ST Microelectronics from January 1993 until May 1997 as the Director of Finance, Region Americas located in Carrollton, Texas. From May 1997 to May 1998, Mr. Smith served as Vice President, Finance for Vixel Corporation, a Fibre Channel company. Mr. Smith also spent 8 years with Northern Telecom, Inc., a telecommunications manufacturer, where he led the Finance teams in Ottawa, Canada and San Diego, California. Mr. Smith holds a B.S. degree from Arizona State University.

Vincent J. DeMaioribus joined the Company in November 1998 as Director of Operations. In November 2000, Mr. DeMaioribus was promoted to Vice President, Manufacturing of the Company. Mr. DeMaioribus has also served as Engineering Manager for Hitachi Semiconductor (America), Director of Process Engineering for TelCom Semiconductor Inc. and Director of Process Engineering for InterConnect Technology. From 1990 to 1997, Mr. DeMaioribus served as the Manufacturing Module Manager for Silicon Systems Inc. Mr. DeMaioribus holds a B.S. in Electrical Engineering from the Rochester Institute of Technology.

RISK FACTORS

Before deciding to invest in the Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our operating results may fluctuate because of a number of factors, many of which are beyond our control.

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our customers’ products, stockpiling of our products or otherwise;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	general communications equipment industry and semiconductor industry conditions, including the effects of the current significant slowdown;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	the effect of the pending closure of our internal wafer fabrication facility;

•	increases in the costs of products or discontinuance of products by suppliers;

•	fluctuations in manufacturing output, yields and inventory levels or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	changes in the mix of products that our customers buy;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers;

•	our ability to introduce and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies;

•	costs associated with compliance with applicable environmental regulations or remediation;

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

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our customers’ products;

•	a decrease in the financial condition of our customers or liquidity issues with our customers or their customers;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	the reduction, rescheduling or cancellation of customer orders;

•	significant pricing pressures that occur because of declines in average selling prices over the life of a product;

•
sudden shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations;

•	the pending closure of our internal wafer fabrication facility;

•	delays in product availability; and

•	fabrication, test or assembly capacity constraints for devices which interrupt our ability to meet our production obligations.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand which are highly unpredictable and can fluctuate substantially. Our revenues are increasingly derived from sales of ASSPs, as compared to ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which makes it more difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render our products less marketable.

Our expense levels are relatively fixed and are based, in part, on our expectations of future revenues. We have limited ability to reduce expenses quickly in response to any revenue shortfalls.

The downturn in the communications equipment industry has negatively impacted our revenues and profitability.

We derive a substantial amount of our revenues from communications equipment manufacturers. The communications equipment industry, which is highly cyclical, is experiencing a significant extended downturn and as a result, the financial condition of many telecom companies has significantly declined. This downturn has severely affected the demand for our products, and in turn our revenues and profitability. We cannot predict how long this downturn will last. In addition, our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support capability constrains our ability to reduce expenses.

Our business substantially depends upon the continued growth of the Internet.

A substantial portion of our business and revenue depends on the continued growth of the Internet. We sell our products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. As a result of the economic slowdown, the significant decline in the financial condition of many telecommunications companies and the reduction in capital spending, spending on Internet infrastructure has declined. To the extent that the economic slowdown and reduction in capital spending continue to adversely affect spending on Internet infrastructure, our business, operating results and financial condition will continue to be materially harmed.

Our customers are concentrated. The loss of one or more key customers or the diminished demand for our products from a key customer could significantly reduce our revenues and profits.

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from any of our key customers. Many of our key customers have announced dramatic declines in demand for their products into which our products are incorporated. As a result, new orders from these customers have been deferred, and customers may have overstocked our products. Continued reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly further reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	design wins with customers may not result in sales to such customers;

•	the introduction of a customer’s new products may be late or less successful in the market than planned;

•	a customer’s product line using our products may rapidly decline or be phased out;

•	our agreements with customers typically do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	we may not be able to successfully develop relationships with additional network equipment vendors; and

•	our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products.

The occurrence of any one of the factors above could have a material adverse effect on our business, financial condition and results of operations.

Any significant order cancellations or deferrals could adversely affect our operating results.

We typically sell products pursuant to purchase orders that customers can generally cancel or defer on short notice without incurring a significant penalty. Any significant cancellations or deferrals in the future could materially and adversely affect our business, financial condition and results of operations. In addition, cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins, increase product obsolescence and restrict our ability to fund our operations. We generally recognize revenue upon shipment of products to a customer. If a customer refuses to accept shipped products or does not pay for these products, we could miss future revenue projections or incur significant charges against our income, which could materially and adversely affect our operating results.

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

Customers for network processors, one of our product lines, generally have substantial technological capabilities and financial resources. They traditionally use these resources to internally develop their own network processors. The future prospects for our products in these markets are dependent upon our customers’ acceptance of our network processors as an alternative to their internally developed network processors. Network equipment vendors may in the future continue to use internally developed ASIC components and general-purpose processors. They also may decide to develop or acquire components, technologies or network processors that are similar to, or that may be substituted for, our network processor products.

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

Our industry is subject to consolidation, which may result in stronger competitors.

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

The communications IC markets are highly competitive and we expect that competition will increase in these markets, due in part to deregulation and heightened international competition. Our ability to compete successfully in our markets depends on a number of factors, including:

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, reliability and performance;

•	customer support;

•	time-to-market;

•	price;

•	production efficiency;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers’ products;

•	market acceptance of competitors’ products; and

•	general economic conditions.

In addition, our competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements, that are available to customers on a more timely basis than comparable products from us or that have the potential to replace or provide lower cost alternatives to our products. The introduction of such enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable. Furthermore, once a customer has designed a supplier’s product into its system, the customer is extremely reluctant to change its supply source due to the significant costs associated with qualifying a new supplier. Finally, we expect that certain of our competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by our IC products on a single chip, thus eliminating the need for our products. Each of these factors could have a material adverse effect on our business, financial condition and results of operations.

In the communications markets, we compete primarily against companies such as Agere, Broadcom, Conexant, Infineon, Intel, Maxim, Multilink, PMC-Sierra, TriQuint and Vitesse. In addition, certain of our customers or potential customers have internal IC design or manufacturing capability with which we compete. Any failure by us to compete successfully in these target markets, particularly in the communications markets, would have a material adverse effect on our business, financial condition and results of operations.

Revenues that are currently derived from non-communications markets have been declining and we expect them to continue to decline in future periods.

We have derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets and currently anticipate that we will continue to derive revenues from sales to customers in these markets in the near term. We are not currently developing products for these markets, and have initiated a plan to exit these markets entirely. The plan includes closing the facility where a majority of these products are manufactured, as well as coordinating a last time buy program with our customers in these markets.

Our future success depends in part on the continued service of our key design engineering, sales, marketing, manufacturing and executive personnel and our ability to identify, hire and retain additional, qualified personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and train engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product and process development programs.

In May 2002, we completed a stock option exchange program. The sole purpose of the program was to improve our ability to retain and motivate employees, officers and board members. We cannot be certain that the program will result in increased retention of employees, officers or board members.

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

We rely on outside foundries for the manufacture of the majority of our products, including all of our products designed on CMOS and SiGe processes. These outside foundries generally manufacture our products on a purchase order basis. A majority of our products are only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies’ products while reducing deliveries to us on a short notice. Because establishing relationships and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

Our dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that our cost of materials will be higher than expected.

We depend upon third parties to manufacture, assemble or package a majority of our products, the risks associated with our dependence on these third parties include:

•	reduced control over delivery schedules and quality;

•	risks of inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	potential increases in prices; and

•	potential misappropriation of our intellectual property.

Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delay product delivery, which would harm our profitability and customer relationships.

If the foundries or subcontractors we use to manufacture our products discontinue the manufacturing processes needed to meet our demands, or fail to upgrade their technologies needed to manufacture our products, we may be unable to deliver products to our customers.

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

Our operating results related to our internally manufactured products depend on manufacturing output and yields, which may not meet expectations.

Though we intend to close our wafer manufacturing facility in calendar 2003, we still manufacture a minority of our ICs at that facility. Because the majority of our costs of manufacturing are relatively fixed, downturns in the volumes manufactured by our internal process such as wafer fabrication and test and assembly will result in substantially higher unit costs and may result in reduced gross profit and net income.

Manufacturing ICs requires manufacturing tools which are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, then our ability to manufacture the related product would be impaired and our business would suffer until the tools were repaired or replaced.

Our yields decline whenever a substantial percentage of wafers must be rejected or a significant number of die on each wafer are nonfunctional. Such declines can be caused by many factors, including minute levels of contaminants in the manufacturing environment, design issues, defects in masks used to print circuits on a wafer and difficulties in the fabrication process. Design iterations and process changes by our suppliers can cause a risk of contamination. Many of these problems are difficult to diagnose, are time consuming and expensive to remedy, and can result in shipment delays.

We estimate yields per wafer in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be revalued. We have in the past, and may occasionally in the future, take inventory write-downs as a result of decreases in manufacturing yields. We may suffer periodic yield problems in connection with new or existing products or in connection with the commencement of production at a new manufacturing facility.

In addition, our manufacturing output or yields may decline as a result of power outages, supply shortages, accidents, natural disasters or other disruptions to the manufacturing process.

Due to an industry transition to six-inch, eight-inch and twelve-inch wafer fabrication facilities, there is a limited number of suppliers of the four-inch wafers that we use to build products in our existing manufacturing facility, and we rely on a single supplier for these wafers. We believe that we will have sufficient access to four-inch wafers to support production in our internal fabrication facility until it is closed. However, if we are unable to attain sufficient numbers of these four-inch wafers, it may prevent us from fulfilling our last time buy orders with certain customers of our legacy products.

We must develop or otherwise gain access to improved process technologies.

Our future success will depend upon our ability to continue to improve existing process technologies, to develop or acquire new process technologies, and to adapt our process technologies to emerging industry standards. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. We may not be able to improve our process technologies and develop or otherwise gain access to new process technologies in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration and that may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

In order to remain competitive, we expect to continue to transition our products to increasingly smaller line width geometries. This transition will require us to modify the manufacturing processes for our products and redesign certain products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs, and we have designed products to be manufactured at as little as .13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to efficiently implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis, or at all.

The complexity of our products may lead to errors, defects and bugs when they are first introduced, which could negatively impact our reputation with customers.

Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Our products have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products. This, in turn, could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. Errors, defects or bugs could cause problems, interruptions, delays or cessation of sales to our customers.

We may also be required to make significant expenditures of capital and resources to resolve such problems. There can be no assurance that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers or our customers. This could result in:

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

The manufacture of our products requires significant amounts of water. Previous droughts have resulted in restrictions being placed on water use by manufacturers. In the event of a future drought, reductions in water use may be mandated generally, and our ability or our external foundries’ ability to manufacture our products could be impaired.

Early in 2001, California experienced prolonged energy alerts and blackouts caused by disruption in energy supplies. As a consequence, California continues to experience substantially increased costs of electricity and natural gas. To minimize the potential disruption to our business, we equipped our internal manufacturing facilities with generators. We are unsure whether these alerts and blackouts will reoccur or how severe they may become in the future. Several of our facilities, including our principal executive offices and principal research and development headquarters, are located in California. Many of our customers and suppliers are also headquartered or have substantial operations in California. If we, or any of our major customers located in California, experience a sustained disruption in energy supplies, our results of operations could be materially and adversely affected.

Our internal manufacturing facilities are located in San Diego, California, which is subject to natural disasters such as earthquakes or floods. We do not have earthquake insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. In addition, some of our external foundries upon which we rely for the manufacture of the majority of our products are also located in areas which have in the past, and may in the future, experience a significant earthquake. A significant natural disaster or other catastrophic event could have a material adverse impact on our business, financial condition and operating results.

In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The terrorist attacks in New York and Washington, D.C. on

September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. economy and other economies around the world. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

We could incur substantial fines or litigation costs associated with our storage, use and disposal of hazardous materials.

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of potentially responsible parties that has agreed to fund certain remediation efforts at the Omega site, which efforts are ongoing. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, we cannot assure you that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on our business.

We have in the past and may in the future make acquisitions that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

The risks involved with acquisitions include:

•	diversion of management’s attention;

•	failure to retain key personnel;

•	difficulty in completing an acquired company’s in-process research or development projects;

•	amortization of acquired intangible assets and deferred compensation;

•	customer dissatisfaction or performance problems with an acquired company’s products or services;

•	the cost associated with acquisitions and the integration of acquired operations;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

As with past purchase acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. In connection with our six purchase acquisitions in fiscal 2001, we recorded goodwill in the aggregate amount of approximately $4.0 billion. In accordance with Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, we recorded a goodwill impairment charge of $3.1 billion in the three months ended June 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. Beginning in the first quarter of fiscal 2003, goodwill will no longer be amortized, but will be subject to annual impairment tests in accordance with Statement of Financial Accounting Standard No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets”. We have not yet completed our initial review for impairment under this new guidance and thus, there can be no assurance that we will not be required to take additional significant one-time charges as a result of an impairment to the carrying value of these other intangible assets.

Any of these risks could materially harm our business, financial condition and results of operations. Any business that we acquire may not achieve anticipated revenues or operating results.

We have been named as a defendant in recently initiated securities class action litigation that could result in substantial costs and divert management’s attention and resources.

We are aware of several lawsuits in which we, and certain of our other executive officers and directors have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects for the fourth quarter of fiscal 2001. We believe that the claims being brought against us, our officers and directors are without merit, and we intend to engage in a vigorous defense of such claims. If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs and divert management’s attention and resources, which could have an adverse effect on our business.

We may not be able to protect our intellectual property adequately.

We rely in part on patents to protect our intellectual property. We cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will adequately protect the intellectual property in our products, provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable. Furthermore, others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	announcements or introductions of new products;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor, telecommunications, data communications or high-speed computing markets;

•	the commencement or outcome of litigation;

•	changes in estimates of our performance by securities analysts;

•	announcements of merger or acquisition transactions; and

•	other events or factors.

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

Our board of directors has the authority to issue up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our ssets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. The issuance of preferred stock could have a dilutive effect on our stockholders.

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

Our corporate headquarters are located in San Diego, California. Below is a summary of material properties leased on March 31, 2002 (net of subleases):

Location	Lease Expiration	Square Footage	Use
San Diego, California	2007	90,000	Executive offices, sales headquarters, test and assembly
San Diego, California	2010	58,000	Engineering headquarters
San Diego, California	2003	21,000	Wafer fabrication

Total San Diego, California		169,000
Andover, Massachusetts	2005	78,000	Engineering, sales and marketing
Sunnyvale, California	2005	115,000	Engineering, sales and marketing
Other United States locations	Various dates through 2005	54,000	Engineering, sales and marketing
Foreign locations	Various dates through 2005	30,000	Engineering, sales and marketing

Total facilities		446,000

In an effort to improve the efficiency of the workforce and reduce our cost structure, we implemented a plan to consolidate our workforce into certain designated facilities. As a result, approximately 61,000 square feet of unoccupied properties with non-cancelable lease commitments expiring through fiscal 2005 are excluded from the above.

We own a parcel of land near our San Diego, California headquarters upon which we constructed a 103,000 square foot facility to be used for long-term corporate growth. We also own 32 acres of land in Poway, California that does not have any improvements and was purchased as a site for a future corporate campus. There are no current plans to develop or expand further onto either property.

Our foreign locations consist of the following: Kanata, Canada; Manchester, United Kingdom; Cheshire, United Kingdom; Munich, Germany; Paris, France; Tokyo, Japan; Shenzhen and Shanghai, People’s Republic of China; and Netanya, Israel.

Item 3.	LEGAL PROCEEDINGS

In April 2001, a series of similar federal complaints were filed against the Company and certain executive officers and directors of the Company. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California, In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleges violations of the Securities Exchange Act of 1934 (the “1934 Act”) and is brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the 1934 Act and Rule 10b-5 under the 1934 Act. Plaintiff seeks monetary damages on behalf of the shareholder class. In general, the consolidated federal complaint alleges that the Company and the individual defendants misrepresented the Company’s financial prospects for the quarter ending March 31, 2001 to inflate the value of the Company’s stock. Defendants brought a motion to dismiss the consolidated federal complaint in March 2002.

On May 9, 2002, the court granted the motion dismissing the complaint but giving plaintiffs 45 days to file an amended complaint. No discovery has been conducted in this lawsuit.

In May 2001, a series of similar state derivative actions were filed against the directors and certain executive officers of the Company. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego, Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of the financial prospects of the Company, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. Defendants demurred to the consolidated state complaint, which demurrer was partially granted and partially overruled in February 2002. Defendants took a writ of mandate seeking review of the court’s order by the Court of Appeal of California, which writ was dismissed in March 2002. Defendants have petitioned the Supreme Court of California for review of the denied portion of the demurrer. The petition has not yet been granted or dismissed. In February 2002, the Company’s board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee has retained independent legal counsel. The San Diego Superior Court has stayed discovery against the Company until July 2002 when the special litigation committee is currently scheduled to deliver its report to the court. Limited discovery against the individual defendants in this lawsuit and third parties has commenced.

The Company believes that the allegations in these lawsuits are without merit and intends to defend the lawsuits vigorously. The Company cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material, adverse effect on the Company. The lawsuits have been tendered to the Company’s insurance carriers.

In addition, from time to time, the Company may be involved in litigation relating to claims arising out of its operations in the normal course of business. As of the date of this report, except as described in this report, the Company is not engaged in any legal proceeding that is expected to have a material, adverse effect on its business, financial condition or operating results.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended March 31, 2002.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The following table sets forth the high and low sales prices of our Common Stock as reported by the Nasdaq National Market for the periods indicated.

Fiscal year ended March 31, 2001	High	Low
First Quarter	$74.63	$32.75
Second Quarter	$109.75	$47.75
Third Quarter	$109.25	$45.88
Fourth Quarter	$88.25	$16.13

Fiscal year ended March 31, 2002	High	Low
First Quarter	$33.10	$11.25
Second Quarter	$19.69	$6.23
Third Quarter	$16.32	$6.01
Fourth Quarter	$13.68	$7.50

On May 30, 2002, there were approximately 789 holders of record of our Common Stock.

We have not paid cash dividends on our Common Stock and presently intend to continue this policy.

There were no sales of equity securities by the Company that were not registered under the Securities Act in the fourth quarter of fiscal 2002.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA.

The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2002. This consolidated financial information includes the results of operations of acquisitions accounted for using the purchase method of accounting commencing as of their respective acquisition dates. See Note 3 of the Notes to Consolidated Financial Statements. This selected consolidated financial data should be read together with the Consolidated Financial Statements and related Notes contained in this Report, as well as the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	March 31,
	1998	1999	2000	2001	2002
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$76,618	$105,000	$172,352	$435,543	$152,840
Cost of revenues(1)	34,321	37,937	50,218	163,166	142,055

Gross profit	42,297	67,063	122,134	272,377	10,785
Operating expenses:
Research and development(1)	13,268	22,301	32,527	105,225	154,625
Selling, general and administrative(1)	14,278	17,795	28,035	69,232	75,656
Stock-based compensation(1)	—	701	452	79,730	147,051
Amortization of goodwill and purchased intangibles	—	—	—	308,835	239,563
Goodwill impairment charge	—	—	—	—	3,101,817
Restructuring costs	—	—	—	—	11,577
Acquired in-process research and development	—	—	—	202,100	—
Merger-related costs	—	2,350	—	—	—

Total operating expenses	27,546	43,147	61,014	765,122	3,730,289

Operating income (loss)	14,751	23,916	61,120	(492,745)	(3,719,504)
Other income (expense), net	(1)	131	1	113	(14,592)
Interest income, net	872	3,319	12,871	55,336	47,477

Income (loss) before income taxes	15,622	27,366	73,992	(437,296)	(3,686,619)
Income tax expense (benefit)	406	10,233	25,367	(1,081)	(80,929)

Net income (loss)	$15,216	$17,133	$48,625	$(436,215)	$(3,605,690)

Basic earnings (loss) per share:
Earnings (loss) per share	$0.18	$0.09	$0.23	$(1.63)	$(12.08)

Shares used in calculating basic earnings (loss) per share	84,752	196,112	215,640	267,363	298,502

Diluted earnings (loss) per share:
Earnings (loss) per share	$0.09	$0.08	$0.20	$(1.63)	$(12.08)

Shares used in calculating diluted earnings (loss) per share	162,352	219,440	238,304	267,363	298,502

Consolidated Balance Sheet Data:
Working capital	$77,417	$103,617	$977,621	$1,208,226	$1,060,364
Goodwill and intangible assets, net	—	—	—	4,008,440	590,610
Total assets	112,834	150,655	1,046,882	5,453,278	1,829,193
Long-term debt and capital lease obligations including current portion	6,711	10,495	7,417	3,530	2,283
Total stockholders’ equity	91,634	121,694	1,013,805	5,238,101	1,771,251

(1) Stock-based compensation expense related to acquired companies is excluded from the following (in thousands):
Cost of revenues	$—	$—	$—	$2,820	$8,869
Research and development	—	171	288	41,303	71,757
Selling, general and administrative	—	530	164	35,607	66,425

Total stock-based compensation expense	$—	$701	$452	$79,730	$147,051

Quarterly Comparisons

The following table sets forth consolidated statements of operations for each of our last eight quarters. This quarterly financial information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In our opinion, this quarterly financial information reflects all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. This consolidated financial information includes the results of operations of acquisitions accounted for using the purchase method of accounting commencing as of their respective acquisition dates. See Note 3 of the Notes to Consolidated Financial Statements. This selected consolidated financial data should be read together with the Consolidated Financial Statements and related Notes contained in this Report, as well as the section of this Report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Quarterly Financial Information for Fiscal 2001 and Fiscal 2002
(in thousands, except per share data)

	Fiscal 2001				Fiscal 2002
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
Net revenues	$74,188	$97,007	$143,269	$121,079	$41,206	$41,302	$40,220	$30,112
Cost of revenues(1)	19,314	24,532	61,196	58,124	49,436	31,990	31,307	29,322

Gross profit (loss)	54,874	72,475	82,073	62,955	(8,230)	9,312	8,913	790
Operating expenses:
Research and development(1)	14,742	19,315	31,285	39,883	39,052	39,770	38,275	37,528
Selling, general and administrative(1)	10,572	14,661	20,498	23,501	20,438	19,355	18,277	17,586
Stock-based compensation(1)	134	610	35,954	43,032	36,792	36,793	36,793	36,673
Amortization of goodwill and purchased intangibles	2,284	8,563	127,574	170,414	169,548	23,339	23,339	23,337
Goodwill impairment charge	—	—	—	—	3,101,817	—	—	—
Restructuring costs	—	—	—	—	—	11,177	200	200
Acquired in-process research and development	21,800	3,600	176,700	—	—	—	—	—

Total operating expenses	49,532	46,749	392,011	276,830	3,367,647	130,434	116,884	115,324

Operating income (loss)	5,342	25,726	(309,938)	(213,875)	(3,375,877)	(121,122)	(107,971)	(114,534)
Other income (expense), net	(1)	(1)	91	24	(8,742)	(4,995)	(433)	(422)
Interest income, net	12,278	13,466	14,680	14,912	13,625	13,162	10,872	9,818

Income (loss) before income taxes	17,619	39,191	(295,167)	(198,939)	(3,370,994)	(112,955)	(97,532)	(105,138)
Income tax expense (benefit)	14,224	15,576	(25,680)	(5,201)	(32,814)	(17,012)	(16,231)	(14,872)

Net income (loss)	$3,395	$23,615	$(269,487)	$(193,738)	$(3,338,180)	$(95,943)	$(81,301)	$(90,266)

Diluted earnings (loss) per share	$0.01	$0.09	$(0.95)	$(0.65)	$(11.18)	$(0.32)	$(0.27)	$(0.30)

Shares used in calculating diluted earnings (loss) per share	265,162	271,798	282,313	296,387	298,549	299,235	297,360	298,865

(1) Stock-based compensation expense related to acquired companies is excluded from the following (in thousands):

Cost of revenues .	$—	$—	$1,203	$1,617	$1,226	$1,227	$1,227	$5,189
Research and development	95	491	18,122	22,595	18,368	18,368	18,370	16,651
Selling, general and administrative	39	119	16,629	18,820	17,198	17,198	17,196	14,833

	$134	$610	$35,954	$43,032	$36,792	$36,793	$36,793	$36,673

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Management’s discussion and analysis of results of operations and financial condition (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

•
Caution concerning forward-looking statements.    This section discusses how certain forward-looking statements made by us throughout the MD&A are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•
Critical accounting policies.    This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application. In addition, all of our accounting policies, including the critical accounting policies, are summarized in Note 1 to the accompanying consolidated financial statements.

•
Results of operations.    This section provides an analysis of our results of operations for all three years presented in the accompanying consolidated statements of operations. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.

•	Market risk. This section discusses our exposure to potential loss arising from adverse changes in interest rates, foreign currency exchange rates and changes in the market value of investments.

Caution Concerning Forward-Looking Statements

The following discussion of the financial condition and results of our operations should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in our Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting such forward-looking statements.

Critical Accounting Policies

The U.S. Securities and Exchange Commission (“SEC”) recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of revenues and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and write-offs of goodwill and other intangibles; the valuation of strategic equity investments, which affects our other income and expense; and valuation of deferred income taxes, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the expansion of our internal manufacturing capacity during fiscal 2001 and the subsequent downturn in the communications industry, we have excess capacity in our manufacturing facilities. Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affected our gross margin in fiscal 2002.

Goodwill and Intangible Asset Valuation

The identification of intangible assets and determination of the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist us in this process we used an independent valuation firm. While a number of different methods can be used for the estimation of the value of intangibles acquired, we primarily used the discounted cash flow method. This method relies on a number of estimates and assumptions, including projected future cash flows, residual growth rates and discount factors. Most of these assumptions were made based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect net income. Under the new guidance of Statement of Financial Accounting Standards 142 (“SFAS 142”), which we will adopt in the first quarter of fiscal 2003, we will no longer amortize goodwill or other intangible assets with indefinite lives. If we had been able to identify more intangible assets with definite lives and recorded less goodwill in our acquisitions, our future reported results would have been lower.

The value of our intangible assets, including goodwill, is exposed to future adverse changes if we experience declines in operating results or significant negative industry or economic trends or if our future performance is below projections. We periodically review our intangible assets and goodwill for impairment. Our impairment review is based on a discounted cash flow approach. The estimates we have used are consistent with the plans and estimates that we use to manage our business. If we fail to gain market acceptance or if our market projections are too high, our revenue and cost forecasts will not be achieved, and we will incur impairment charges to goodwill.

In the first quarter of fiscal 2003, we will adopt the new rules contained in SFAS 142 for measuring the impairment of goodwill and certain intangible assets. The estimates and assumptions described above, as well as the determination as to how goodwill will be allocated to our operating segments, will affect the amount of any impairment to be recognized upon adoption of SFAS 142.

Valuation of Strategic Equity Investments

We enter into certain equity investments for the promotion of business and strategic objectives. Our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, existence and valuation of subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results and prospects for additional financing. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods.

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our deferred tax assets in the future, we will have to make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance which would be reflected as an income tax benefit.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) evidence an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Shipments to distributors with rights of return are deferred until all return or cancellation privileges lapse. In addition, we record reductions to revenue for estimated allowances such as returns and competitive pricing programs. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

Allowance for Bad Debt

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectability of specific customer accounts, the aging of accounts receivable, our history of bad debts and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported results.

Results of Operations

The following table sets forth certain selected consolidated statement of operations data in dollars and as a percentage of revenues for the periods indicated:

	Fiscal Year Ended March 31,
	2000		2001		2002
	(in thousands, except per share data)
Net revenues	$172,352	100.0%	$435,543	100.0%	$152,840	100.0%
Cost of revenues(1)	50,218	29.1	163,166	37.5	142,055	92.9

Gross profit	122,134	70.9	272,377	62.5	10,785	7.1
Operating expenses:
Research and development(1)	32,527	18.9	105,225	24.2	154,625	101.2
Selling, general and administrative(1)	28,035	16.3	69,232	15.9	75,656	49.5
Stock-based compensation(1)	452	0.3	79,730	18.3	147,051	96.2
Amortization of goodwill and purchased intangibles	—	—	308,835	70.9	239,563	156.7
Goodwill impairment charge	—	—	—	—	3,101,817	2029.5
Restructuring costs	—	—	—	—	11,577	7.6
Acquired in-process research and development	—	—	202,100	46.4	—	—

Total operating expenses	61,014	35.4	765,122	175.7	3,730,289	2440.6

Operating income (loss)	61,120	35.5	(492,745)	(113.1)	(3,719,504)	(2433.6)
Other income (expense), net	1	0.0	113	0.0	(14,592)	(9.5)
Interest income, net	12,871	7.5	55,336	12.7	47,477	31.1

Income (loss) before income taxes	73,992	42.9	(437,296)	(100.4)	(3,686,619)	(2412.1)
Income tax expense (benefit)	25,367	14.7	(1,081)	(0.2)	(80,929)	(53.0)

Net income (loss)	$48,625	28.2%	$(436,215)	(100.2)%	$(3,605,690)	(2359.1)%

Diluted earnings (loss) per share:
Earnings (loss) per share	$0.20		$(1.63)		$(12.08)

Shares used in calculating diluted earnings (loss) per share	238,304		267,363		298,502

(1) Stock-based compensation charges related to acquired companies is excluded from the following (in thousands):
Cost of revenues	$—	—%	$2,820	0.6%	$8,869	5.8%
Research and development	288	0.2	41,303	9.5	71,757	46.9
Selling, general and administrative	164	0.1	35,607	8.2	66,425	43.5

	$452	0.3%	$79,730	18.3%	$147,051	96.2%

Comparison of the Year Ended March 31, 2002 to the Year Ended March 31, 2001

Net Revenues.    Net revenues for the year ended March 31, 2002 were approximately $152.8 million, representing a decrease of 64.9% from the net revenues of approximately $435.5 million for the year ended March 31, 2001. Revenues from sales of communications products decreased 67% to $128.3 million, or 84% of net revenues, for the year ended March 31, 2002 from $388.8 million or 89% of net revenues for the year ended March 31, 2001.

The decline in revenues for fiscal 2002 when compared to fiscal 2001 is primarily due to a decrease in the volume of shipments of our communications ICs. This volume decrease was driven by reduced demand from virtually all of our customers as they faced slower demand for their products and worked through their overstocked inventory. In addition, due to this significant downturn in the telecommunications industry and the general economic slowdown, we experienced a significant decrease in customer orders and an increase in the number and dollar value of order cancellations and shipment reschedulings. As a result of these market conditions and our lack of backlog visibility, we are not able to assess the expected near term trend for revenues.

Based on direct shipments, net revenues to customers exceeding 10% in any of the three years ended March 31, 2002 were as follows:

	2000	2001	2002
Nortel	26%	10%	2%
Insight	17%	19%	10%

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to an end customer exceeding 10% in any of the three years ended March 31, 2002, were as follows:

	2000	2001	2002
Nortel	38%	20%	12%
Cisco	1%	9%	13%

Sales outside of North America accounted for 35.6% for the year ended March 31, 2002, compared to 22.5% for the year ended March 31, 2001.

Gross Margin.    Gross margin was 7.1% for the year ended March 31, 2002, as compared to 62.5% for the year ended March 31, 2001. The decrease in gross margin was primarily attributable to the decrease in the volume of our product shipments, a special excess inventory charge of $15.9 million in the first quarter of fiscal 2002 and non-cash acquisition-related charges of $58.3 million. This decrease was offset in part by cost reductions in our internal manufacturing departments. Approximately $58.3 million and $52.2 million of non-cash purchased intangible charges were included in cost of revenues in fiscal 2002 and 2001, respectively. Excluding the effect of these non-cash accounting charges and the special inventory charge, gross margin was 55.6% and 74.6% for the years ended March 31, 2002 and 2001, respectively. This decrease in gross margin, exclusive of non-cash purchase accounting charges and the special inventory charge, reflects the under-utilization of our manufacturing facilities from the continued slowdown in demand for our products. Due to the current market conditions and uncertainty with respect to expected shipment volumes, we anticipate that gross margin will continue to be affected by the underutilization of our manufacturing facilities, fluctuations in the volume of our product sales, fluctuations in wafer costs and ongoing non-cash amortization of purchased intangibles. At March 31, 2002, the balance of purchased intangible assets expected to be charged to cost of revenues was $208.1 million. See “Amortization of Goodwill and Purchased Intangibles.”

Research and Development.    Research and development (“R&D”) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. R&D expenses increased 46.9% to approximately $154.6 million, or 101.2% of net revenues, for the year ended March 31, 2002, from approximately $105.2 million, or 24.2% of net revenues, for the year ended March 31, 2001. The increase is a result of new product and process development efforts, investments made in new design tools for the development of new products, and increases in personnel costs as a result of our acquisition in fiscal 2001 and internal hiring of R&D personnel. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Currently, R&D expenses are focused on the development of products and processes for the communications markets, and we expect to continue this focus. We expect R&D in absolute dollars to decrease modestly on a quarterly basis throughout fiscal 2003 as we streamline our cost structure.

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. SG&A expenses were approximately $75.7 million, or 49.5% of net revenues, for the year ended March 31, 2002, as compared to approximately $69.2 million, or 15.9% of net revenues, for the year ended March 31, 2001. The increase in SG&A expenses for the year ended March 31, 2002 was primarily attributable to investments made in our corporate infrastructure, increases in professional and legal fees and additional marketing and advertising investments associated with the introduction of new products. We expect SG&A in absolute dollars to decrease modestly on a quarterly basis throughout fiscal 2003, as we implement cost reduction programs and reduce discretionary spending.

Stock-based Compensation.    Stock-based compensation expense represents the amortization of deferred compensation. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In fiscal 2001, we recorded approximately $438.8 million of deferred compensation, in connection with stock options assumed in our purchase acquisitions. Stock-based compensation charges were $147.1 million and $79.7 million for the years ended March 31, 2002 and 2001, respectively. The increase is directly related to our acquisitions in fiscal 2001. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $136.4 million, $33.6 million, and $495,000 during the fiscal years ended March 31, 2003, 2004, and 2005, respectively. These charges could be reduced based on the level of employee turnover. Future acquisitions of businesses may result in substantial additional charges. Such charges may cause fluctuations in our interim or annual operating results.

Amortization of Goodwill and Purchased Intangibles.    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Intangible assets acquired include developed technology, trademarks and assembled workforce. Goodwill and purchased intangible assets are amortized on a straight-line basis over the economic lives of the respective assets, ranging from one to six years. In connection with the six purchase transactions completed during fiscal 2001, we recorded approximately $4.0 billion of goodwill and $329.8 million of purchased intangible assets. Excluding the amortization of developed technology included in cost of revenues, amortization of goodwill and purchased intangible assets was $239.6 million for the year ended March 31, 2002, compared to $308.8 million for the year ended March 31, 2001.

As a result of our adoption of SFAS 142 in the first quarter of fiscal 2003, we will no longer be required to amortize goodwill and other intangibles with indefinite lives. However, we will continue to amortize certain other purchased intangibles. Currently, we expect amortization expense for certain other purchased intangibles, including amounts charged to cost of revenues, to be $63.5 million annually through the fiscal year ended March 31, 2005 and $35.9 million for the fiscal year ended March 31, 2006. We will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets in fiscal 2003. Because we have not yet performed any of these tests, we are currently unable to determine the effect that these tests will have on our results of operations and financial position.

Goodwill Impairment Charge.    As a result of industry conditions, lower market valuations and reduced estimates of carrier capital equipment spending in the future, we determined that there were indicators of impairment to the carrying value of our goodwill and purchased intangibles. During the first quarter of fiscal 2002, we performed a review of the value of our intangible assets in accordance with Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (“SFAS 121”). Based on our review and an independent valuation, we recorded a charge of $3.1 billion to write down the value of intangible assets associated with our purchase acquisitions.

Restructuring Charge.    As a result of industry conditions, we announced a restructuring plan in July 2001. The plan includes reducing our overall cost structure and aligning manufacturing capacity with current demand. Restructuring costs of $11.6 million were recognized as operating expense in the year ended March 31, 2002.

The restructuring plan is comprised of the following components:

•	Workforce reduction—We have implemented our workforce reduction plan, which resulted in workforce reduction charges of approximately $900,000 in the year ended March 31, 2002.

•
Consolidation of excess facilities—As a result of our acquisitions and significant internal growth in fiscal 2001, we expanded our number of locations throughout the world. In an effort to improve the efficiency of the workforce and reduce our cost structure, we have implemented a plan to consolidate our workforce into certain designated facilities. As a result, a charge of approximately $2.0 million was recognized in the second quarter of fiscal 2002, primarily relating to non-cancelable lease commitments.

•
Property and equipment impairments—During fiscal 2000 and 2001, we aggressively expanded our manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand in fiscal 2002, we recorded a charge of approximately $5.6 million in the second quarter of fiscal 2002, for the elimination of certain excess manufacturing equipment related to our older process technologies. In addition, we recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with our restructuring plan.

Payments in conjunction with the workforce reduction were substantially paid by the end of fiscal 2002. Amounts related the consolidation of facilities will be paid over the respective lease terms through fiscal 2005. Our estimated costs to exit these facilities are based on available commercial rates and an estimate of the time required to sublet the facilities. The actual loss incurred in exiting these facilities may differ from our estimates.

Acquired In-process Research and Development.    For the year ended March 31, 2001, we recorded $202.1 million of acquired in-process research and development (“IPR&D”) resulting from the acquisitions of YuniNetworks, SiLUTIA and MMC Networks. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

The following table summarizes the significant assumptions underlying the valuations related to the fiscal 2001 IPR&D charges at the date of acquisition:

	IPR&D Charge	Estimated Cost to Complete Technology	Discount Rate Applied to IPR&D	Weighted Average Cost of Capital
	(Dollars in thousands)
MMC Networks	$176,700	$11,494	20%	14%
SiLUTIA	3,600	276	22%	17%
YuniNetworks	21,800	3,078	21%	16%

Total	$202,100	$14,848

Included below are additional details regarding the in-process technology acquired in these transactions:

MMC Networks—MMC Networks designs, develops, manufactures and markets network processors, traffic management and switch fabric ICs. The total IPR&D charge related to eight projects, which at the date of the acquisition were between 20% and 90% complete. Two projects accounted for approximately 51% of the value assigned to IPR&D and were 55% and 25% complete, at the date of acquisition. At March 31, 2002, these projects were 95% and 60% complete, respectively. The remaining projects, which accounted for 49% of the charge were between 60% and 100% complete at March 31, 2002.

SiLUTIA—SiLUTIA specializes in digital and mixed signal IC designs. 95% of the IPR&D charge related to one project which was 60% complete at the date of acquisition. The project was completed in fiscal 2002 on budget.

YuniNetworks—YuniNetworks develops scalable switch fabric silicon ICs. The IPR&D charge related to one chipset consisting of six ICs. At the date of acquisition, the project was estimated to be 32% complete. The original project was completed on time and on budget. The original chipset was never production released and has been significantly modified to include additional functionality not planned in the original project.

Acquisitions of businesses, products or technologies by us in the future may result in substantial future charges for acquired IPR&D that may cause fluctuations in our interim and annual operating results.

Net Interest Income.    Net interest income decreased 14.2% to $47.5 million for the year ended March 31, 2002, compared to $55.3 million for the year ended March 31, 2001. This decrease was due principally to decreasing yields on investments and lower cash balances.

Other Income (Expense).    Other income (expense) for the year ended March 31, 2002, includes a gain on our strategic equity investments of $1.2 million, offset by an impairment charge of $15 million and certain losses on fixed asset disposals. Other income (expense) for the year ended March 31, 2001, primarily reflects gains and losses on the disposal of fixed assets.

Income Taxes.    We recorded income tax benefits of approximately $80.9 million and $1.1 million in the years ended March 31, 2002 and 2001, respectively, which resulted in effective tax rates of approximately 2.2% for fiscal 2002 and 0.2% for fiscal 2001. The differences between our effective tax rates and the federal statutory rate resulted primarily from the effects of nondeductible acquisition-related expenses from our purchase transactions completed during fiscal 2001, as well as the effects of certain fiscal 2002 losses and credits recorded without tax benefit. At March 31, 2002, we have provided a valuation allowance against our net deferred tax assets in the amount of $98.0 million.

Comparison of the Year Ended March 31, 2001 to the Year Ended March 31, 2000

Net Revenues.    Net revenues for the year ended March 31, 2001 were approximately $435.5 million, representing an increase of 152.7% over net revenues of approximately $172.4 million for the year ended March 31, 2000. Revenues from sales of communications products increased 181.5% to $388.8 million or 89% of net revenues for the year ended March 31, 2001 from $138.1 million or 80% of net revenues for the year ended March 31, 2000. Of this increase, $45.5 million is attributable to revenues generated by the acquisition of MMC Networks, which was not included in the comparison period. The remaining increase reflects both unit growth in shipment of existing products, as well as the introduction of new communications products. Revenues from sales of non-communications products, consisting of the ATE, high-speed computing and military markets, decreased from 20% of net revenues for the year ended March 31, 2000, to 11% of net revenues for the year ended March 31, 2001.

Gross Margin.    Gross margin was 62.5% for the year ended March 31, 2001, as compared to 70.9% for the year ended March 31, 2000. Gross margin for fiscal 2001 was adversely affected by $52.2 million non-cash purchase accounting charges. Excluding the effect of these purchase accounting charges, gross margin actually increased to 74.5% for the year ended March 31, 2001. This increase in gross margin was driven principally by the increased volume of our product shipments, an increase in the percentage of revenues derived from our communications standard products which have higher average selling prices and the increased utilization of our wafer fabrication facility.

Research and Development.    R&D expenses increased 224% to approximately $105.2 million, or 24.2% of revenues, for the year ended March 31, 2001, from approximately $32.5 million, or 18.9% of net revenues, for the year ended March 31, 2000. The increase is a result of new product and process development efforts, investments made in new design tools for the development of new products, and increases in personnel costs as a result of acquisitions and internal hiring of R&D personnel.

Selling, General and Administrative.    SG&A expenses were approximately $69.2 million, or 15.9% of revenues, for the year ended March 31, 2001, as compared to approximately $28.0 million, or 16.3% of net revenues, for the year ended March 31, 2000. The increase in SG&A expenses in absolute dollars for the year ended March 31, 2001 was primarily attributable to investments made in our corporate infrastructure, an increase in the size of our sales force and related commissions, additional marketing and advertising associated with the introduction of new products, general corporate branding and increases in our reserves for bad debt. The remaining increase is the result of our acquisition of MMC Networks in the third quarter which was not included in the comparison period.

Stock-based Compensation.    Stock-based compensation charges were $79.7 million and $0.5 million for the years ended March 31, 2001 and March 31, 2000, respectively. The increase is directly related to the acquisitions completed in fiscal 2001.

Amortization of Goodwill and Purchased Intangibles.    Amortization of goodwill and purchased intangible assets was $308.8 million for the year ended March 31, 2001. These charges are related to the purchases of MMC Networks, SiLUTIA, YuniNetworks, pBaud, Chameleon and RTC in fiscal 2001. There were no amortization charges in the year ended March 31, 2000.

Acquired In-process Research and Development.    For the year ended March 31, 2001, we recorded $202.1 million of IPR&D resulting from the acquisitions of YuniNetworks, SiLUTIA and MMC Networks. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. There were no purchase acquisitions giving rise to IPR&D charges in the fiscal year ended March 31, 2000.

Net Interest Income.    Net interest income increased to $55.3 million for the year ended March 31, 2001 compared to $12.9 million for the year ended March 31, 2000. This increase was due principally to increased funds available for investment generated by our operations, public stock offerings and employee stock option exercises.

Income Taxes.    We recorded an income tax benefit of approximately $1.1 million in the year ended March 31, 2001, compared to income tax expense of $25.4 million in the year ended March 31, 2000. Income taxes for the year ended March 31, 2001 differed from statutory rates primarily due to the utilization of certain federal and state tax credits and the nondeductibility of IPR&D and the amortization of goodwill.

Financial Condition and Liquidity

Although fiscal 2002 was a difficult year, our financial condition remains strong. As of March 31, 2002, our principal source of liquidity consisted of $1.1 billion in cash, cash equivalents and short-term investments. Working capital as of March 31, 2002 was also $1.1 billion, and total short and long-term debt was only $2.3 million. At the end of fiscal 2002, we had future operating lease obligations not included on our balance sheet totaling $52.2 million, primarily related to facilities and engineering design software tools.

For fiscal 2002, we used $35.7 million of cash to fund our operations compared to generating $200.1 million and $65.3 million of cash from our operations in fiscal 2001 and 2000, respectively. Although we had a net loss of $3.6 billion in fiscal 2002, $3.5 billion of such amount was related to non-cash amortization and impairments of purchased intangibles. The remaining change in operating cash flows for fiscal 2002 primarily reflects decreases in accounts receivable, inventory, accounts payable and deferred tax liabilities. Net cash provided by operations in fiscal 2001 primarily reflects our operating results before noncash charges, offset by increases in deferred tax liabilities.

We generated $323.0 million of cash from investing activities during fiscal 2002, compared to using $379.0 million and $733.5 million in fiscal 2001 and 2000, respectively. The inflow of cash in fiscal 2002 primarily represents the net sales of available-for-sale investments and a shift to investments with shorter initial maturities that are classified as cash and cash equivalents. This shift to shorter maturities is indicative of our view that yields will increase in the near term, and is not reflective of the cash being designated for a particular use.

Capital expenditures totaled $31.3 million, $78.6 million and $22.7 million for the years ended March 31, 2002, 2001 and 2000, respectively. These capital expenditures primarily consisted of the purchases of engineering hardware and design software, purchases of manufacturing and test equipment and investments made in our corporate facilities. In addition, we purchased 32 acres of land in fiscal 2001 for a future corporate site.

We used $9.9 million of cash in fiscal 2002 for financing activities compared to generating $67.0 million and $824.8 million in fiscal 2001 and 2000, respectively. The major financing application of cash in fiscal 2002 was for the repurchase of approximately 3.6 million shares of our common stock for $29.4 million. On September 17, 2001, our Board of Directors approved a stock repurchase program whereby we were authorized to expend up to $200 million to purchase our common stock over the 12 months following the Board’s authorization. Our Board of Directors approved this plan primarily as a result of liquidity concerns following the terrorist attacks of September 11, 2001. We do not currently plan to continue repurchasing our shares. Offsetting this use of cash in fiscal 2002, we generated $20.8 million of cash from the issuance of our common stock under employee stock plans. Cash generated from financing activities in fiscal 2001 and 2000 primarily reflects the issuance of shares of our common stock offset by repayments of our long-term debt and capital lease obligations.

We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for the next 12 months, although we could elect or could be required to raise additional capital during such period. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all.

The following table summarizes our contractual obligations as of March 31, 2002. This table should be read in conjunction with the accompanying Notes to the Consolidated Financial Statements.

	Notes Payable	Operating Leases	Capital Leases	Total
Fiscal year ended:
2003	$772	$16,906	$466	$18,144
2004	516	13,437	679	14,632
2005	—	10,956	—	10,956
2006	—	3,910	—	3,910
2007	—	2,199	—	2,199
Thereafter	—	4,780	—	4,780

Total	$1,288	$52,188	$1,145	$54,621

Item 7A.	MARKET RISK.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2002, our investment portfolio includes fixed-income securities classified as available-for-sale investments with a fair market value of $723.1 million and a cost basis of $718.6 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the maturity dates of our investment portfolio are relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition or results of operations.

We invest in equity instruments of private companies for business and strategic purposes. These investments are classified as long-term strategic equity investments and are valued based on prices recently paid for the securities. The estimated fair values are not necessarily representative of the amounts that we could realize in a current transaction.

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Refer to the Index to Financial Statements on Page F-l and the Quarterly Financial Information included in Item 6 of this Annual Report on Form 10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our Annual Meeting of Stockholders to be held on August 28, 2002, and the information included in the Proxy Statement is incorporated herein by reference.

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

(a)  Executive Officers—See the section entitled “Executive Officers of the Registrant” in Part I, Item 1 hereof.

(b)  Directors—The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the Proxy Statement.

Additional information required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Item 11.	EXECUTIVE COMPENSATION.

The information required by this Item is incorporated by reference to the sections entitled “Compensation of Executive Officers”, “Stock Option Grants and Exercises”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Employment Severance and Change of Control Agreements” and “Report of the Compensation Committee of the Board on Executive Compensation” in the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Set forth in the table below is certain information regarding securities authorized for issuance under equity compensation plans as of March 31, 2002:

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity plans (excluding securities in column (a)) (c)
Equity compensation plans approved by stockholders(1)	15,119,499	$7.97	38,829,961
Equity compensation plans not approved by stockholders(1)(2)	6,414,718	21.06	34,058,911

Total(3)	21,534,217	$11.87	72,888,872

(1)
Cancellation of 29.4 million options (13.6 million in stockholder approved plans and 15.8 million in plans not approved by stockholders) for replacement in May 2002 resulting from the November 2001 stock option exchange program is reflected as a reduction of outstanding options and an increase in shares available for future issuance.

(2)	Issued under our 2000 Equity Incentive Plan and the 1998 Stock Incentive Plan (assumed in acquisition of Cimaron Communications Corporation). See the plan descriptions following.
(3)
Excludes options assumed through acquisitions for which the related equity plan was not assumed by the Company, of which at March 31, 2002, 4.3 million shares (net of 1.7 million cancelled in the stock option exchange program for replacement in May 2002 to be issued from available shares in a plan not approved by stockholders) were outstanding with a weighted-average exercise price of $14.65.

Equity Compensation Plans Not Approved by Stockholders

In March 2000, the Company adopted the 2000 Equity Incentive Plan under which 37.0 million shares were reserved for future grant of stock options to employees, directors and consultants of the Company and its affiliates. At March 31, 2002, 6.1 million shares were outstanding and 30.7 million shares were available for future grant under the 2000 Equity Incentive Plan.

In connection with the Company’s acquisition of Cimaron Communications Corporation (“Cimaron”) in March 1999, the Company assumed options and other stock awards granted under Cimaron’s 1998 Stock Incentive Plan covering approximately 7.5 million shares of Common Stock. The terms of the plan provide for granting of nonstatutory stock options, restricted stock, or other stock based awards to employees, officers, directors, consultants and advisors. At March 31, 2002, approximately 281,000 shares were outstanding and 3.3 million shares were available for future grant under the 1998 Stock Incentive Plan.

The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by the Company until such ownership rights have vested, or exercisable upon vesting. Vesting generally occurs over four to five years. Options are granted at prices at least equal to fair value of the Company’s Common Stock on the date of grant. Neither of these plans is required to be, nor has been approved by the Company’s stockholders.

The remaining information required by this Item is incorporated by reference to the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” of the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is incorporated by reference to the section entitled “Transactions with Management” in the Proxy Statement.

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)  The following documents are filed as part of this report:

(1)  Financial Statements

The financial statements of the Company are included herein as required under Item 8 of this Annual Report on Form 10-K. See Index on page F-l.

(2)  Financial Statement Schedules

For the three fiscal years ended March 31, 2002—II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

(a)  Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(3)	Form of Indemnification Agreement between the Company and each of its Officers and Directors.

10.2(3)*	1982 Employee Incentive Stock Option Plan, as amended, and form of Option Agreement.

10.3(4)*	1992 Stock Option Plan, as amended, and form of Option Agreement.

10.4(3)*	1997 Employee Stock Purchase Plan and form of Subscription Agreement.

10.5(4)*	1997 Directors’ Stock Option Plan and form of Option Agreement.

10.6(3)*	401(k) Plan, effective April 1, 1985 and form of Enrollment Agreement.

10.9(3)	Industrial Real Estate Lease, dated October 29, 1996 between the Company and ADI Mesa Partners AMCC, L.P.

10.10(3)	Industrial Real Estate Lease, dated April 8, 1992 between the Company and Mira Mesa Business Park.

10.17(3)	Patent License Agreement, dated June 1, 1997 by and between the Company and International Business Machines Corporation.

10.18(3)*	Letter Agreement, dated January 30, 1996 by and between the Company and David Rickey.

10.19(3)	Patent License Agreement, dated October 19, 1992, as amended by and between Registrant and Alcatel Network Systems, Inc.

10.24(4)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.26(4)*	1998 Stock Incentive Plan.

10.27(5)*	Employment Agreement by and between Registrant and Gary Martin.

10.28(5)*	Employment Agreement by and between Registrant and Ramakrishna Sudireddy.

10.29(5)	Agreement to Sell and Purchase and Escrow Instructions to Acquire Land by and between Kilroy Realty, L.P. and Registrant dated January 8, 1999.

10.30(5)	Lease of Engineering Building by and between Kilroy Realty, L.P. and Registrant dated February 17, 1999.

10.31(5)**	Custom Sales Agreement dated July 14, 1998 by and between Registrant and International Business Machines.

10.32(1)	Amendment No. 1 to the Engineering Building Lease dated November, 1999.

10.33(4)*	2000 Equity Incentive Plan and form of Option Agreement.

10.35(6)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.

10.36(7)	Agreement to Acquire Land in Poway, California by and between Tech Business Center LLC and Registrant dated September 29, 2000.

10.37(4)	1997 Stock Plan and Form of Option Agreement.

11.1(8)	Computation of Per Share Data under SFAS No. 128.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 47).

*	Management contract or compensatory plan.
**	Confidential treatment has been granted with respect to certain portions of this exhibit.
(1)
Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 2000 and to Exhibit 3.2 filed with The Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.

(2)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended December 31, 2001.
(3)
Incorporated by reference to identically numbered exhibits filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.

(4)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 2001.
(5)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 1999.
(6)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended September 30, 2000.
(7)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended December 31, 2000.
(8)	The Computation of Per Share Data under SFAS No. 128 is included in the Notes to the Consolidated Financial Statements in the F-pages of this report.

(b)  The Company did not file any current reports on Form 8-K with the Commission during the quarter ended March 31, 2002.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (1)	Deductions		Balance At End Of Period
Year ended March 31, 2002:
Allowance for doubtful accounts	$4,575	$825	$—	$43	(2)	$5,357
Reserve for excess and obsolete inventory	9,408	—	—	9,408	(3)	—
Restructuring costs liability	—	11,577	—	10,225	(4)	1,352

	$13,983	$12,402	$—	$19,676		$6,709

Year ended March 31, 2001:
Allowance for doubtful accounts	$314	$3,659	$747	$145	(2)	$4,575
Reserve for excess and obsolete inventory	—	10,142	608	1,342	(3)	9,408

	$314	$13,801	$1,355	$1,487		$13,983

Year ended March 31, 2000:
Allowance for doubtful accounts	$177	$150	$—	$13	(2)	$314

(1)	Assumed through purchase acquisitions.
(2)	Accounts written off as uncollectible.
(3)	General reserves which were converted to reserves against specific parts.
(4)	Represents amounts paid in cash and assets written off (see Note 2 of the Notes to Consolidated Financial Statements).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ DAVID M. RICKEY
David M. Rickey Chairman of the Board of Directors and Chief Executive Officer

Date: June 3, 2002

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

Name	Title	Date

/s/ DAVID M. RICKEY David M. Rickey	Chairman of the Board and Chief Executive Officer	June 3, 2002

/s/ DOUGLAS C. SPRENG Douglas C. Spreng	President and Chief Operating Officer	June 3, 2002

/s/ WILLIAM E. BENDUSH William E. Bendush	Senior Vice President, Chief Financial Officer	June 3, 2002

/s/ ROGER A. SMULLEN, SR. Roger A. Smullen, Sr.	Vice Chairman of the Board	June 3, 2002

/s/ WILLIAM K. BOWES, JR. William K. Bowes, Jr.	Director	June 3, 2002

/S/ CESAR CESARATTO Cesar Cesaratto	Director	June 3, 2002

/s/ FRANKLIN P. JOHNSON, JR Franklin P. Johnson, Jr	Director	June 3, 2002

Name	Title	Date

/s/ KEVIN N. KALKHOVEN Kevin N. Kalkhoven	Director	June 3, 2002

/s/ L. WAYNE PRICE L. Wayne Price	Director	June 3, 2002

/s/ S. ATIQ RAZA S. Atiq Raza	Director	June 3, 2002

/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	June 3, 2002

/s/ HARVEY P. WHITE Harvey P. White	Director	June 3, 2002

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors
Applied Micro Circuits Corporation

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2001 and 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 2001 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/    ERNST & YOUNG LLP

San Diego, California
April 22, 2002

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	March 31,
	2001	2002
Assets
Current assets:
Cash and cash equivalents	$58,197	$335,592
Short-term investments—available-for-sale	1,073,896	723,117
Accounts receivable, net of allowance for doubtful accounts of $4,575 and $5,357 at March 31, 2001 and 2002, respectively	83,892	14,191
Inventories	32,740	16,608
Deferred income taxes	27,597	—
Other current assets	24,775	27,653

Total current assets	1,301,097	1,117,161

Property and equipment, net	112,953	106,412
Goodwill and purchased intangibles, net	4,008,440	590,610
Strategic equity investments	28,023	14,523
Other assets	2,765	487

Total assets	$5,453,278	$1,829,193

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$38,069	$18,378
Accrued payroll and related expenses	17,868	9,812
Other accrued liabilities	30,583	25,246
Deferred revenue	5,087	2,223
Current portion of long-term debt and capital lease obligations	1,264	1,138

Total current liabilities	92,871	56,797

Long-term debt and capital lease obligations, less current portion	2,266	1,145
Deferred income taxes	120,040	—

Commitments and contingencies (Notes 9 and 12)

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at March 31, 2002
Issued and outstanding shares—299,822 and 300,468 at March 31, 2001 and
2002, respectively	2,998	3,005
Additional paid-in capital	5,947,682	5,907,754
Deferred compensation, net	(348,894)	(170,538)
Accumulated other comprehensive income	2,438	2,843
Accumulated deficit	(366,076)	(3,971,766)
Notes receivable from stockholders	(47)	(47)

Total stockholders’ equity	5,238,101	1,771,251

Total liabilities and stockholders’ equity	$5,453,278	$1,829,193

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2000	2001	2002
Net revenues	$172,352	$435,543	$152,840
Cost of revenues(1)(2)	50,218	163,166	142,055

Gross profit	122,134	272,377	10,785
Operating expenses:
Research and development(1)	32,527	105,225	154,625
Selling, general and administrative(1)	28,035	69,232	75,656
Stock-based compensation(1)	452	79,730	147,051
Amortization of goodwill and purchased intangibles	—	308,835	239,563
Goodwill impairment charge	—	—	3,101,817
Restructuring costs	—	—	11,577
Acquired in-process research and development	—	202,100	—

Total operating expenses	61,014	765,122	3,730,289

Operating income (loss)	61,120	(492,745)	(3,719,504)
Other income (expense), net	1	113	(14,592)
Interest income, net	12,871	55,336	47,477

Income (loss) before income taxes	73,992	(437,296)	(3,686,619)
Income tax expense (benefit)	25,367	(1,081)	(80,929)

Net income (loss)	$48,625	$(436,215)	$(3,605,690)

Basic earnings (loss) per share:
Earnings (loss) per share	$0.23	$(1.63)	$(12.08)

Shares used in calculating basic earnings (loss) per share	215,640	267,363	298,502

Diluted earnings (loss) per share:
Earnings (loss) per share	$0.20	$(1.63)	$(12.08)

Shares used in calculating diluted earnings (loss) per share	238,304	267,363	298,502

(1) Stock-based compensation expense related to acquired companies is excluded from the following (in thousands):
Cost of revenues	$—	$2,820	$8,869
Research and development	288	41,303	71,757
Selling, general and administrative	164	35,607	66,425

	$452	$79,730	$147,051

(2) Cost of revenues includes the following acquisition-related charges (in thousands):
Amortization of developed technology	$—	$25,280	$58,339
Amortization of purchased inventory fair value adjustment	—	26,907	—

	$—	$52,187	$58,339

See accompanying notes.

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Notes Receivable From Stockholders	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 1999	212,896	$2,128	$100,663	$(2,123)	$(33)	$21,514	$(455)	$121,694
Issuance of stock, net of issuance costs	24,010	240	814,740	—	—	—	—	814,980
Issuance of common stock under employee stock purchase plans	524	6	2,498	—	—	—	—	2,504
Issuance of stock pursuant to exercise of stock options	6,366	63	10,313	—	—	—	—	10,376
Repurchase of restricted stock	(112)	—	(11)	—	—	—	—	(11)
Stock-based compensation expense	—	—	—	611	—	—	—	611
Elimination of deferred compensation related to terminations	—	—	(69)	69	—	—	—	—
Tax benefit of disqualifying dispositions	—	—	15,159	—	—	—	—	15,159
Comprehensive income:
Net income	—	—	—	—	—	48,625	—	48,625
Unrealized loss on short-term investments, net of tax	—	—	—	—	(133)	—	—	(133)
Total comprehensive income	—	—	—	—	—	—	—	48,492

Balance, March 31, 2000	243,684	$2,437	$943,293	$(1,443)	$(166)	$70,139	$(455)	$1,013,805
Issuance of stock related to purchase acquisitions	46,232	462	4,775,395	—	—	—	(47)	4,775,810
Issuance of common stock under employee stock purchase plans	299	3	6,653	—	—	—	—	6,656
Issuance of stock pursuant to exercise of stock options	9,727	97	64,917	—	—	—	—	65,014
Repurchase of restricted stock	(120)	(1)	(8)	—	—	—	—	(9)
Deferred compensation related to stock options and restricted stock assumed as a result of acquisitions	—	—	—	(438,845)	—	—	—	(438,845)
Stock-based compensation expense	—	—	—	79,848	—	—	—	79,848
Elimination of deferred compensation related to terminations	—	—	(11,546)	11,546	—	—	—	—
Tax benefit of disqualifying dispositions	—	—	168,978	—	—	—	—	168,978
Payment on notes	—	—	—	—	—	—	455	455
Comprehensive income:
Net loss	—	—	—	—	—	(436,215)	—	(436,215)
Foreign currency translation loss	—	—	—	—	(73)	—	—	(73)
Unrealized gain on short-term investments, net of tax	—	—	—	—	2,677	—	—	2,677
Total comprehensive loss	—	—	—	—	—	—	—	(433,611)

Balance, March 31, 2001	299,822	$2,998	$5,947,682	$(348,894)	$2,438	$(366,076)	$(47)	$5,238,101
Issuance of common stock under employee stock purchase plans	840	8	8,696	—	—	—	—	8,704
Issuance of stock pursuant to exercise of stock options	3,436	35	12,059	—	—	—	—	12,094
Repurchase of Company stock	(3,630)	(36)	(29,392)	—	—	—	—	(29,428)
Stock-based compensation expense	—	—	—	147,065	—	—	—	147,065
Elimination of deferred compensation related to terminations	—	—	(31,291)	31,291	—	—	—	—
Comprehensive income:
Net loss	—	—	—	—	—	(3,605,690)	—	(3,605,690)
Foreign currency translation loss	—	—	—	—	(56)	—	—	(56)
Unrealized gain on short-term investments, net of tax	—	—	—	—	461	—	—	461
Total comprehensive loss	—	—	—	—	—	—	—	(3,605,285)

Balance, March 31, 2002	300,468	$3,005	$5,907,754	$(170,538)	$2,843	$(3,971,766)	$(47)	$1,771,251

See accompanying notes.

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Fiscal Years Ended March 31,
	2000	2001	2002
Operating Activities
Net income (loss)	$48,625	$(436,215)	$(3,605,690)
Adjustment to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	8,039	16,135	29,868
Write-off of inventories	701	172	1,743
Amortization of goodwill and purchased intangibles	—	361,022	297,902
Goodwill impairment charge	—	—	3,101,817
Acquired in-process research and development	—	202,100	—
Stock-based compensation expense	611	79,848	147,065
Tax benefit of disqualifying dispositions	15,159	168,978	—
Noncash restructuring costs	—	—	8,727
Net loss on strategic equity investments	—	—	13,775
Loss (gain) on disposals of property	(43)	347	950
Changes in operating assets and liabilities:
Accounts receivables	(6,184)	(42,272)	69,701
Inventories	(1,813)	(11,601)	14,389
Other assets	(7,417)	(9,621)	(5,622)
Accounts payable	3,687	16,416	(19,691)
Accrued payroll and other accrued liabilities	2,170	31,956	(13,393)
Deferred income taxes	425	(178,550)	(74,334)
Deferred revenue	1,337	1,403	(2,864)

Net cash provided by (used for) operating activities	65,297	200,118	(35,657)

Investing Activities
Proceeds from sales and maturities of investments	1,847,446	2,773,758	2,696,973
Purchase of investments	(2,559,018)	(3,088,500)	(2,345,733)
Proceeds from sales of strategic equity investments	—	—	2,902
Repayments (advances) on notes receivable from officers and employees	786	(18)	93
Purchase of property, equipment and other assets	(22,710)	(78,564)	(31,251)
Cash received from purchase acquisitions, net of cash paid and merger expenses	—	14,325	—

Net cash provided by (used for) investing activities	(733,496)	(378,999)	322,984

Financing Activities
Proceeds from issuance of common stock, net	827,860	71,670	20,798
Repurchase of common stock	(11)	(9)	(29,428)
Payments on notes receivable from stockholders	—	455	—
Payments on capital lease obligations	(1,214)	(779)	(579)
Payments on long-term debt	(1,864)	(4,288)	(668)
Other	—	(73)	(55)

Net cash provided by (used for) financing activities	824,771	66,976	(9,932)

Net increase (decrease) in cash and cash equivalents	156,572	(111,905)	277,395
Cash and cash equivalents at beginning of year	13,530	170,102	58,197

Cash and cash equivalents at end of year	$170,102	$58,197	$335,592

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$634	$403	$214

Income taxes	$12,273	$3,943	$742

See accompanying notes.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Business

The Company designs, develops, manufactures and markets high-performance, high-bandwidth silicon IC solutions for the world’s wide area networks.

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include assessing the collectability of accounts receivable, inventory valuation, costs of future product returns under warranty, the valuation of deferred income taxes, the fair value and useful lives of intangible assets and the valuation of strategic equity investments. Actual results could differ from those estimates.

Revenues

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) evidence an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. Revenue is recognized upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Shipments to distributors with rights of return are deferred until all return and cancellation privileges lapse. In addition, reductions to revenue are recorded for estimated allowances such as returns and competitive pricing programs.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market type funds and highly liquid debt instruments with original maturities of three months or less at the date of purchase.

Short-Term Investments

The Company defines short-term investments as income-yielding securities which can be readily converted to cash. Short-term investments consist of United States Treasury notes, obligations of U.S. government agencies, State, Municipal and County governments notes and bonds and corporate bonds. The Company accounts for its short-term investments under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The investments which are classified as available-for-sale are adjusted to market value at each period end with the offsetting gain or loss reflected as a separate component of stockholders’ equity, net of tax. In addition, these investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific indentification method and are reported in the statement of operations.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Strategic Equity Investments

The Company enters into certain equity investments for the promotion of business and strategic objectives. These investments are valued at historical cost. In addition, the Company’s policy requires that these investments are periodically reviewed for impairments that are judged to be other than temporary. If the Company determines that an investment is impaired, the Company records an unrealized loss which permanently reduces the cost basis of that investment. These unrealized losses are included in other income (loss), net on the consolidated statement of operations.

Fair Value of Financial Instruments

The carrying value of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and long-term debt approximates fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of available-for-sale securities and trade receivables. The Company believes that the credit risk in its trade receivables is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and has not experienced significant losses on trade receivables from any particular customer or geographic region for any period presented.

The Company invests its excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with strong credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company maintains its excess cash and short-term investments in financial institutions with strong credit ratings and has not experienced any significant losses on its investments.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. These adjustments are generally done on a part-by-part basis. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. From time to time, the Company has established general inventory reserves to cover non-part specific inventory exposure, such as products built without a firm purchase order, and economic slowdowns.

Warranty Reserves

The Company generally provides a one year warranty on production released products. Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (3 to 7 years) using the straight line method. Leasehold improvements are stated at cost and amortized over the useful

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

life of the asset. Property and equipment under capital leases are recorded at the net present value of the minimum lease payments and are amortized over the useful lives of the assets.

Goodwill and Purchased Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets acquired. Goodwill and purchased intangible assets are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to six years. Other purchased intangible assets include items such as assembled workforce, developed technology and trademarks.

Impairment of Long-Lived Assets

In accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”, the Company records impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amounts. SFAS No. 121 also addresses the accounting for long-lived assets that are expected to be disposed of. In fiscal 2002, the Company recorded a goodwill impairment charge of $3.1 billion to write down the value of goodwill associated with purchase transactions and recognized a restructuring charge of approximately $11.6 million of which $8.7 million related to property and equipment impairments (Notes 2 and 3).

Research and Development

Research and development costs are expensed as incurred. Substantially all research and development expenses are related to new product development, designing significant improvements to existing products and new process development.

Advertising Cost

Advertising costs are expensed as incurred.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, “Accounting for Income Taxes”. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized.

Stock-Based Compensation

The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and has adopted the disclosure-only alternative SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”).

In March 2000, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25” (“FIN 44”). FIN 44 clarifies the definition of an employee for purposes of applying APB 25, the criteria

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for the assumption of stock compensation awards in a business combination. FIN 44 was effective July 1, 2000. The provisions of FIN 44 change the accounting for the assumption of unvested employee stock options and restricted stock awards in a purchase business combination. The new rules require that the intrinsic value of the unvested awards be allocated to deferred compensation and recognized as stock-based compensation expense over the remaining future vesting period. The Company adopted these new rules in its second quarter of fiscal 2001 for acquisitions accounted for as purchase transactions.

Segments of a Business Enterprise

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (“SFAS 131”) establishes standards for the way that public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company operates in one segment.

Recent Accounting Pronouncements

In October 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), which supersedes prior accounting standards concerning the financial accounting and reporting for the impairment or the disposition of long-lived assets and for the disposition of a segment of a business. SFAS 144 is effective for fiscal years beginning after December 15, 2001. The Company expects to adopt SFAS 144 as of April 1, 2002 and has not yet determined the effect, if any, the adoption of SFAS 144 will have on its results of operations and financial condition.

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), effective for fiscal years beginning after December 15, 2001. Under these new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets from prior acquisitions beginning in the first quarter of fiscal 2003. In the fiscal year ended March 31, 2002, the Company recorded a total of $297.9 million of amortization of goodwill and purchased intangibles. If the Company had given effect to the provisions of SFAS 142, the resulting amortization for the fiscal year would have been $63.5 million. The Company will perform the first of the required impairment tests of goodwill and indefinite-lived intangible assets under the new rules during the first six months of fiscal 2003. The Company has not yet determined the effect these tests will have on its results of operations and financial condition.

In June 1998, the FASB issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which establishes accounting and reporting standards for derivative instruments and hedging

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The adoption of this standard in fiscal 2002 did not have an impact on the Company’s consolidated financial statements.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     Restructuring Costs

As a result of industry conditions, the Company announced a restructuring plan in July 2001. The plan included reducing the overall cost structure of the Company and aligning manufacturing capacity with demand. Restructuring costs of $11.6 million were recognized in the fiscal year ended March 31, 2002.

The restructuring plan was comprised of the following components:

Workforce reduction—The Company has implemented its workforce reduction plan, which resulted in a workforce reduction charge of approximately $900,000. The charges primarily related to severance and benefits for terminated employees.

Consolidation of excess facilities—As a result of the Company’s acquisitions and significant internal growth in fiscal 2001, the Company expanded its number of locations throughout the world. In an effort to improve the efficiency of the workforce and reduce the Company’s cost structure, the Company has consolidated its workforce into certain designated facilities. As a result, a charge of approximately $2.0 million was recognized, primarily relating to non-cancelable lease commitments.

Property and equipment impairments—During fiscal 2000 and 2001, the Company aggressively expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand in fiscal 2002, the Company recorded a charge of approximately $5.6 million for the elimination of certain excess manufacturing equipment related to its older process technologies. In addition, the Company recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the restructuring plan.

A summary of the restructuring costs for the fiscal year ended March 31, 2002 is as follows (in thousands):

	Total Costs	Noncash Charges	Cash Payments	Liability, March 31, 2002
Workforce reduction	$900	$—	$(898)	$2
Consolidation of excess facilities	1,950	—	(600)	1,350
Property and equipment impairments	8,727	(8,727)	—	—

Total restructuring costs	$11,577	$(8,727)	$(1,498)	$1,352

Amounts related to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005. The Company’s estimated costs to exit these facilities were based on available commercial rates and an estimate of the time required to sublet the facilities. The actual loss incurred in exiting these facilities may differ from the Company’s estimates.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Acquisitions

The Company completed a number of acquisitions in fiscal 2001 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of each company acquired from the date of acquisition. The acquired companies are as follows:

MMC Networks, Inc.—On October 25, 2000, the Company acquired MMC Networks, a fabless semiconductor company that provides network processors, traffic management and switch fabric ICs. Under the terms of the merger agreement, in exchange for all of the outstanding stock of MMC, the Company issued 41,392,404 shares of its common stock and assumed options to purchase 7,981,595 shares of its common stock.

YuniNetworks, Inc.—On June 8, 2000, the Company completed the acquisition of YuniNetworks, a developer of scalable switch fabric ICs. Under the terms of the merger agreement, in exchange for all YuniNetworks’ shares of common and preferred stock, the Company issued 4,048,646 shares of its common stock and assumed options to purchase 225,776 shares of its common stock. Pursuant to a separate agreement, AMCC purchased 10% of the YuniNetworks’ shares held by the majority stockholder of YuniNetworks for $8.9 million in cash.

Others—During fiscal 2001, the Company also completed the acquisitions of pBaud, Chameleon, SiLUTIA and RTC for a total purchase price of $73.2 million.

In connection with these transactions, the Company conducted independent valuations of the intangible assets acquired in order to allocate the purchase price in accordance with Accounting Principles Board Opinion No. 16. The Company allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: developed technology, assembled workforce, acquired in-process research and development ( “IPR&D”), and trademarks/tradenames.

The total purchase price was allocated as follows (in thousands):

	MMC	YuniNetworks	Others	Total
Net tangible assets (liabilities)	$126,866	$2,118	$(1,457)	$127,527
In-process research and development	176,700	21,800	3,600	202,100
Goodwill and other intangibles	4,128,686	192,365	42,935	4,363,986
Deferred tax liabilities	(301,129)	—	(16,420)	(317,549)
Deferred compensation	391,821	2,488	44,536	438,845
Purchased inventory fair value adjustment	26,907	—	—	26,907

Total consideration	$4,549,851	$218,771	$73,194	$4,841,816

Total consideration issued in the purchase acquisitions is as follows (in thousands):

	MMC	YuniNetworks	Others	Total
Value of securities issued	$3,919,108	$197,545	$62,356	$4,179,009
Assumption of options	578,093	11,467	7,288	596,848

	4,497,201	209,012	69,644	4,775,857
Cash paid and merger fees	52,650	9,759	3,550	65,959

	$4,549,851	$218,771	$73,194	$4,841,816

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purchased inventory fair value adjustment represents the difference between the carrying value of work in process and finished goods inventory and the estimated selling price of the related inventory at the date of acquisition. This adjustment was fully charged to cost of revenues in the year ended March 31, 2001 as the related inventory was sold.

The related purchased IPR&D for each of the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses, and research and development expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

Net goodwill and other acquisition-related intangibles at fiscal years ending March 31, were as follows (in thousands):

	Life in Years	2001	2002
Goodwill	1–6	$3,708,191	$358,014
Developed core technology	5	268,836	209,956
Assembled workforce	3	10,498	6,304
Trademarks	5	20,915	16,336

		$4,008,440	$590,610

As a result of industry conditions and lower market valuations, the Company determined that there were indicators of impairment to the carrying value of goodwill and purchased intangibles. Based on a review and independent valuation, the Company recorded a charge of $3.1 billion in fiscal 2002 to write down the value of the intangible assets associated with these purchase acquisitions. Additionally, the amount of goodwill has been adjusted for certain tax benefits related to the exercise of stock options assumed through acquisitions. The total adjustments to goodwill related to these tax benefits totaled $21.4 million and $18.1 million for the years ended March 31, 2001 and 2002, respectively. The total balances presented above are net of accumulated amortization and impairments of $334.1 million and $3.7 billion at March 31, 2001 and 2002, respectively.

During fiscal 2001, the Company recorded acquisition-related purchase consideration of $438.8 million as deferred stock-based compensation. This amount represents the portion of the purchase consideration related to shares issued contingent on continued employment of certain employee stockholders and the intrinsic value of unvested stock options assumed. The compensation is being recognized over the related vesting period. The related expenses are identified with research and development, cost of revenues and selling, general and administration depending on the function of the individual employee providing services. However, for presentation purposes, the amounts have been footnoted on the face of the income statement and excluded from the functional line items.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Investments

Short-Term Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in comprehensive income (loss). The basis for computing realized gains or losses is by specific identification.

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At March 31, 2002:
U.S. treasury securities and obligations of U.S. government agencies	$119,335	$638	$206	$119,767
State, Municipal and County government notes and bonds	106,333	752	—	107,085
U.S. corporate debt securities	492,949	4,468	1,152	496,265

	$718,617	$5,858	$1,358	$723,117

At March 31, 2001:
U.S. treasury securities and obligations of U.S. government agencies	$26,984	$109	$5	$27,088
State, Municipal and County government notes and bonds	388,689	1,510	—	390,199
U.S. corporate debt securities	654,418	2,304	113	656,609

	$1,070,091	$3,923	$118	$1,073,896

Available-for-sale securities by contractual maturity are as follows (in thousands):

March 31, 2002
Due in one year or less	$297,650
Due after one year through two years	212,244
Greater than two years	213,223

$723,117

Strategic Equity Investments

The Company enters into certain equity investments for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. These strategic investments are classified separately as strategic equity investments, totaling $28.0 million and $14.5 million at March 31, 2001 and 2002, respectively. The strategic equity and convertible debt instruments are valued at cost because the Company does not have the ability to exercise significant influence over the investees’ operations and financial policies. In the year ended March 31, 2002, the Company realized a gain on its strategic equity investments of $1.2 million. This gain was offset by $15.0 million of recognized impairments.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Certain Financial Statement Information

	March 31,
	2001	2002
Inventories (in thousands):
Finished goods	$16,363	$3,356
Work in process	14,560	12,485
Raw materials	1,817	767

	$32,740	$16,608

	March 31,
	2001	2002
Property and equipment (in thousands):
Machinery and equipment	$70,358	$81,084
Leasehold improvements	18,292	16,873
Computers, office furniture and equipment	73,181	82,382
Land	22,122	22,160

	183,953	202,499
Less accumulated depreciation and amortization	(71,000)	(96,087)

	$112,953	$106,412

The cost and accumulated amortization of machinery and equipment under capital leases at March 31, 2002 were approximately $2.5 million and $1.8 million, respectively ($3.1 million and $1.7 million, at March 31, 2001, respectively). Amortization of assets held under capital leases is included with depreciation expense.

Other income (expense), net (in thousands):

	Fiscal Year Ended March 31,
	2000	2001	2002
Gain on strategic equity investments	$—	$—	$1,225
Recognized impairments on strategic equity investments	—	—	(15,000)
Fixed asset gains (losses) on disposals, net	43	(347)	(950)
Other	(42)	460	133

	$1	$113	$(14,592)

Interest income, net (in thousands):

	Fiscal Year Ended March 31,
	2000	2001	2002
Interest income	$13,505	$55,739	$47,691
Interest expense	(634)	(403)	(214)

	$12,871	$55,336	$47,477

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Shares used in determining basic earnings (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in determining diluted earnings (loss) per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. The reconciliation of shares used to calculate basic and diluted earnings (loss) per share consists of the following (in thousands):

	Fiscal Year Ended March 31,
	2000	2001	2002
Shares used in basic earnings (loss) per share computations-weighted average common shares outstanding	215,640	267,363	298,502
Net effect of dilutive common share equivalents based on treasury stock method	22,664	—	—

Shares used in diluted earnings (loss) per share computations	238,304	267,363	298,502

Because the Company incurred a loss in the years ended March 31, 2001 and 2002, the effect of dilutive securities totaling 22,260 and 9,541 equivalent shares, respectively, have been excluded from the loss per share computation as their impact would be antidilutive.

6.    Long-Term Debt

The Company has various term notes payable to a bank, with monthly payments totaling approximately $64,000 including interest, payable over 60 months, at interest rates between 6.5% and 7.35%. At March 31, 2002, approximately $1.2 million was outstanding on the notes.

Principal maturities of the notes payable at March 31, 2002 are as follows (in thousands):

Year ending March 31,
2003	$702
2004	514

$1,216

7.    Stockholders’ Equity

Authorized shares

On August 29, 2000, the Company’s stockholders approved an increase in the number of authorized shares of common stock to 630 million.

Stock Splits

On each of October 30, 2000, March 23, 2000 and September 9, 1999, the Company effected two-for-one stock splits in the form of 100% stock dividends. Accordingly, all share, per share, common stock and stock option amounts have been restated to reflect the stock splits.

Stock Options and Other Stock Awards

The Company has in effect several stock-based plans under which non-qualified and incentive stock options have been granted to employees and non-employee board members. These include two stockholder-approved

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

plans (1992 Stock Option Plan and 1997 Directors’ Stock Option Plan) and two plans not approved by stockholders (2000 Equity Incentive Plan and 1998 Stock Incentive Plan). Additionally, outstanding options were assumed through the various fiscal 2001 acquisitions (Note 3).

The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by the Company until such ownership rights have vested, or exercisable upon vesting. Vesting generally occurs over four to five years. At March 31, 2001 and 2002, 2.0 million and 979,000 shares of common stock were subject to repurchase, respectively. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Pro forma information regarding net income and net income per share is required by SFAS 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of the options was estimated at the date of grant using the Black Scholes method.

The fair value of options granted in 2000, 2001 and 2002 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions.

	Fiscal Year Ended March 31,
	2000	2001	2002
Expected life (in years)	4.0	4.0	4.0
Risk-free interest rate	6.0%	6.0%	4.5%
Volatility	0.82	1.33	1.05
Dividend yield	0%	0%	0%

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average estimated fair value of employee stock options granted during 2000, 2001 and 2002, including options assumed through acquired companies, was $20.14, $52.86 and $13.36 per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information is as follows:

	Fiscal Year Ended March 31,
	2000	2001	2002
	(In thousands, except per share amounts)
Pro forma net income (loss)	$19,385	$(681,862)	$(3,768,529)
Pro forma basic earnings (loss) per share	$0.09	$(2.55)	$(12.62)
Pro forma diluted earnings (loss) per share	$0.08	$(2.55)	$(12.62)

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Fiscal Year Ended March 31,
	2000		2001		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	21,388	$2.02	40,566	$22.16	54,466	$36.22
Granted and assumed	27,596	31.76	24,580	47.90	10,269	18.21
Exercised	(6,366)	1.63	(9,727)	6.68	(3,436)	3.52
Forfeited	(2,052)	4.83	(953)	39.83	(35,492)	51.55

Outstanding at end of year	40,566	$22.16	54,466	$36.22	25,807	$12.33

Vested at end of year	7,798	$4.20	13,757	$23.02	14,998	$10.57

The following is a further breakdown of the options outstanding at March 31, 2002 (shares in thousands):

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$ 0.03–$ 2.95	3,758	5.44	$ 1.29	3,379	$ 1.38
$ 2.96–$ 6.03	3,957	6.81	$ 4.93	2,620	$ 4.84
$ 6.04–$ 6.48	3,640	7.06	$ 6.47	2,271	$ 6.47
$ 6.49–$13.25	3,585	7.61	$10.03	1,828	$10.25
$13.26–$17.45	3,578	7.87	$14.90	1,678	$14.92
$17.46–$20.69	1,427	7.98	$20.00	608	$20.26
$20.70–$22.00	3,486	9.01	$21.95	1,592	$21.95
$22.01–$99.50	2,376	8.23	$31.98	1,022	$34.66

$ 0.03–$99.50	25,807	7.40	$12.33	14,998	$10.57

Employee Stock Purchase Plans

The Company has in effect two employee stock purchase plans under which 14.4 million shares of common stock have been reserved for issuance. Under the terms of the plans, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At March 31, 2002, approximately 4.9 million shares had been issued under the plans and approximately 9.5 million shares were available for future issuance.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Shares Reserved for Future Issuance

At March 31, 2002, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Stock options:
Granted and outstanding	25,807
Authorized for future grants	63,369
Stock purchase plans	9,519

98,695

Stock Option Exchange Offer

On November 27, 2001, the Company completed the offering of a voluntary stock option exchange program to its employees, officers and board members. Under the program, participants were able to tender for cancellation stock options with an exercise price of at least $20 per share for an equal number of replacement options to be granted at least six months and one day from the cancellation under certain terms and conditions as set forth in the Company’s offer. The exercise price of the replacement options will be equal to the market price of AMCC common stock on the replacement option grant date. The terms and conditions of the replacement options, including the vesting schedules, will be substantially the same as the terms and conditions of the options cancelled. The Company accepted options to purchase approximately 31.1 million shares of Company stock for exchange pursuant to this program and expects to issue approximately the same number of replacement options on May 28, 2002 with an exercise price equal to the closing price of the Company’s stock on that date.

Stock Repurchase

On September 17, 2001, the Company’s Board of Directors approved a stock repurchase program whereby the Company is authorized to purchase up to $200 million in shares of its common stock over the 12 months following the Board’s approval. In the fiscal year ended March 31, 2002, the Company repurchased and retired 3,630,000 shares for approximately $29.4 million.

8.    Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal Year Ended March 31,
	2000	2001	2002
Current:
Federal	$21,966	$—	$(5,827)
Foreign	—	202	225
State	2,976	308	353

Total current	24,942	510	(5,249)
Deferred:
Federal	65	(1,392)	(38,913)
State	360	(199)	(36,767)

Total deferred	425	(1,591)	(75,680)

	$25,367	$(1,081)	$(80,929)

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

	Fiscal Year Ended March 31,
	2000		2001		2002
	$	%	$	%	$	%
Tax at federal statutory rate	$25,897	35%	$(153,053)	35%	$(1,290,317)	35%
In-process research and development	—	—	70,735	(16)	—	—
Goodwill	—	—	106,152	(24)	1,166,223	(32)
Foreign sales corporation	(873)	(1)	—	—	—	—
Tax exempt interest	(312)	—	(8,231)	2	(1,560)	—
State taxes, net of federal benefit	2,294	3	3,042	(1)	(17,843)	1
Federal tax credits	(2,122)	(3)	(17,000)	4	(21,353)	1
State tax credits	(1,097)	(2)	(5,760)	1	(7,890)	—
Merger costs and deferred compensation	213	—	2,841	(1)	136	—
Valuation allowance	—	—	—	—	97,977	(3)
Other	1,367	2	193	—	(6,302)	—

	$25,367	34%	$(1,081)	—	$(80,929)	2%

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	March 31,
	2000	2001	2002
Deferred tax assets:
Net operating loss carryforwards	$—	$127,531	$159,733
Research and development credit carryforwards	1,364	29,126	60,572
Inventory write-downs and other reserves	2,433	14,470	32,944
Capitalization of inventory and research and development costs	405	2,208	6,257
State income taxes	140	—	—
Other credit carryforwards	—	1,235	1,551

Total deferred tax assets	4,342	174,570	261,057
Deferred tax liabilities:
Depreciation and amortization	(194)	(547)	(53)
Purchase accounting	—	(266,466)	(163,027)

Total deferred tax liabilities	(194)	(267,013)	(163,080)

Net deferred tax assets (liabilities) before valuation allowance	4,148	(92,443)	97,977
Valuation allowance	—	—	(97,977)

Net deferred tax assets (liabilities) after valuation allowance	$4,148	$(92,443)	$—

At March 31, 2002, the Company has federal and state research and development tax credit carryforwards of approximately $45.5 million and $21.8 million, respectively, which will begin to expire in fiscal 2003 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $430.0 million and $150.0 million, respectively, which will begin to expire in fiscal 2012 and fiscal 2004, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has established a valuation allowance against its net deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable, management believes it is more likely than not that the Company will realize its deferred tax assets, net of the valuation allowance.

9.    Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through 2010. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also leases certain engineering design software tools under non-cancelable operating leases expiring through fiscal 2005.

Annual future minimum lease payments, including machinery and equipment under capital leases as of March 31, 2002, are as follows (in thousands):

Fiscal Year Ending March 31,	Operating Leases	Capital Leases
2003	$16,906	$466
2004	13,437	679
2005	10,956	—
2006	3,910	—
2007	2,199	—
Thereafter	4,780	—

Total minimum lease payments	$52,188	1,145

Less amount representing interest		78

Present value of remaining minimum capital lease payments (including current portion of $436)		$1,067

Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 2000, 2001, and 2002 was $1.6 million, $3.7 million and $7.9 million, respectively.

10.    Employee Retirement Plan

Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (the “Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board of Directors. Employer contributions vest to participants at a rate of 33% per year of service. The total contributions under the plan charged to operations totaled $677,000, $1.2 million and $2.3 million for the years ended March 31, 2000, 2001 and 2002, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers exceeding 10% for the years ending March 31, were as follows:

	2000	2001	2002
Nortel	26%	10%	2%
Insight	17%	19%	10%

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to an end customer exceeding 10% for the years ending March 31, were as follows:

	2000	2001	2002
Nortel	38%	20%	12%
Cisco	1%	9%	13%

Net revenues by geographic region were as follows (in thousands):

	Fiscal Year Ended March 31,
	2000	2001	2002
Net revenues:
North America	$132,119	$337,644	$98,361
Europe and Israel	28,980	56,807	29,159
Asia	11,253	41,092	25,320

	$172,352	$435,543	$152,840

12.    Contingencies

In April 2001, a series of similar federal complaints were filed against the Company and certain executive officers and directors of the Company. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California, In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleges violations of the Securities Exchange Act of 1934 (the “1934 Act”) and is brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the 1934 Act and Rule 10b-5 under the 1934 Act. Plaintiff seeks monetary damages on behalf of the shareholder class. In general, the consolidated federal complaint alleges that the Company and the individual defendants misrepresented the Company’s financial prospects for the quarter ending March 31, 2001 to inflate the value of the Company’s stock. Defendants brought a motion to dismiss the consolidated federal complaint in March 2002. On May 9, 2002, the court granted the motion dismissing the complaint but giving plaintiffs 45 days to file an amended complaint. No discovery has been conducted in this lawsuit.

In May 2001, a series of similar state derivative actions were filed against the directors and certain executive officers of the Company. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego, Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of the

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial prospects of the Company, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. Defendants demurred to the consolidated state complaint, which demurrer was partially granted and partially overruled in February 2002. Defendants took a writ of mandate seeking review of the court’s order by the Court of Appeal of California, which writ was dismissed in March 2002. Defendants have petitioned the Supreme Court of California for review of the denied portion of the demurrer. The petition has not yet been granted or dismissed. In February 2002, the Company’s board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee has retained independent legal counsel. The San Diego Superior Court has stayed discovery against the Company until July 2002 when the special litigation committee will deliver its report to the court. Limited discovery against the individual defendants in this lawsuit and third parties has commenced.

The Company believes that the allegations in these lawsuits are without merit and intends to defend the lawsuits vigorously. The Company cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on the Company. The lawsuits have been tendered to the Company’s insurance carriers.

The Company is party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties. In addition, since 1993 the Company has been named as a potentially responsible party ( “PRP”) along with a large number of other companies that used Omega Chemical Corporation ( “Omega”) in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site for which the Company has accrued approximately $100,000. On September 14, 2000, the Company entered into a consent decree with the Environmental Protection Agency, pursuant to which the Company agreed to fund its proportionate share of the initial remediation efforts at the Whittier site. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company’s financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations in any period.

13.    Related Party Transactions

In August 2000, the Company made a strategic equity investment of $10 million in Raza Foundries which is included in the total strategic equity investments of $14.5 million as of March 31, 2002. The Chief Executive Officer and Chairman of the Board of Directors of Raza Foundries is a member of the Company’s Board of Directors.

From time to time the Company charters an aircraft for business purposes from an aircraft charter company which manages an aircraft owned by a company that the Company’s Chairman of the Board and Chief Executive Officer controls. In fiscal 2002, the Company paid approximately $200,000 to the aircraft charter company.