Form 10-Q
period 2002-06-30
APPLIED MICRO CIRCUITS CORP
filed 2002-08-13
CIK 711065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

Commission File Number: 000-23193

APPLIED MICRO CIRCUITS CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	94-2586591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6290 Sequence Drive
San Diego, CA 92121
(Address of principal executive offices)

Registrant’s telephone number, including area code: (858) 450-9333

          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          As of July 26, 2002, 301,100,945 shares of the Registrant’s Common Stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2002	March 31, 2002

	(unaudited)
ASSETS
Current assets :
Cash and cash equivalents	$182,114	$335,592
Short-term investments-available-for-sale	871,128	723,117
Accounts receivable, net of allowance for doubtful accounts–$5,330 and $5,357 at June 30, 2002 (unaudited) and March 31, 2002, respectively	15,820	14,191
Inventories	14,178	16,608
Other current assets	22,597	27,653

Total current assets	1,105,837	1,117,161
Property and equipment, net	100,346	106,412
Goodwill and purchased intangibles, net	282,524	590,610
Strategic equity investments	14,523	14,523
Other assets	647	487

Total assets	$1,503,877	$1,829,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,210	$18,378
Accrued payroll and related expenses	12,416	9,812
Other accrued liabilities	32,752	25,246
Deferred revenue	2,157	2,223
Current portion of long-term debt and capital lease obligations	1,109	1,138

Total current liabilities	64,644	56,797
Long-term debt and capital lease obligations, less current portion	877	1,145
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares – 2000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares – 630,000 at June 30, 2002
Issued and outstanding shares– 300,857 at June 30, 2002 (unaudited) and 300,468 at March 31, 2002.	3,009	3,005
Additional paid-in capital	5,907,523	5,907,754
Deferred compensation, net.	(100,587)	(170,538)
Accumulated other comprehensive income	5,128	2,843
Accumulated deficit	(4,376,670)	(3,971,766)
Notes receivable from stockholders	(47)	(47)

Total stockholders’ equity	1,438,356	1,771,251

Total liabilities and stockholders’ equity	$1,503,877	$1,829,193

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended June 30,

	2002	2001

Net revenues	$30,155	$41,206
Cost of revenues (1)(2)	16,202	49,436

Gross profit (loss)	13,953	(8,230)
Operating expenses:
Research and development (1)	35,497	39,052
Selling, general and administrative (1)	16,326	20,438
Stock-based compensation (1)	68,744	36,792
Amortization of goodwill and purchased intangibles	—	169,548
Other purchased intangible asset impairment charges	204,284	—
Goodwill impairment charge	—	3,101,817
Restructuring costs	2,500	—

Total operating expenses	327,351	3,367,647

Operating loss	(313,398)	(3,375,877)
Other expense, net	(130)	(8,742)
Interest income, net	10,853	13,625

Net loss before income taxes and cumulative effect of accounting change	(302,675)	(3,370,994)
Income tax expense (benefit)	—	(32,814)

Net loss before cumulative effect of accounting change	(302,675)	(3,338,180)
Cumulative effect of accounting change	(102,229)	—

Net loss	$(404,904)	$(3,338,180)

Loss per share:
Basic and diluted loss per share before cumulative effect of accounting change	$(1.01)	$(11.18)
Cumulative effect of accounting change	(0.34)	—

Basic and diluted loss per share	$(1.35)	$(11.18)

Shares used in calculating basic and diluted loss per share	299,811	298,549

(1)	Stock-based compensation expense related to acquired companies is excluded from the following (in thousands):

Cost of revenues	$1,437	$1,226
Research and development	40,677	18,368
Selling, general and administrative	26,630	17,198

	$68,744	$36,792

(2)	Cost of revenues includes the following acquisition-related and other special charges (in thousands):

Amortization of developed core technology.	$1,572	$14,585
Special excess inventory charge.	—	15,859

	$1,572	$30,444

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Three Months Ended June 30,

	2002	2001

Operating Activities:
Net loss	$(404,904)	$(3,338,180)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of accounting change	102,229	—
Depreciation and amortization	8,226	7,441
Amortization of purchased intangibles	1,572	184,133
Goodwill and other intangible asset impairment charges	204,284	3,101,817
Amortization of deferred compensation	68,744	36,807
Tax benefit of disqualifying dispositions	—	3,849
Net loss on strategic investments	—	8,775
Loss on disposals of property	126	72
Changes in operating assets and liabilities:
Accounts receivables	(1,629)	62,451
Inventories	2,430	12,479
Other assets	4,871	348
Accounts payable	(2,168)	(14,743)
Accrued payroll and other accrued liabilities	10,110	(5,001)
Deferred income taxes	—	(39,662)
Deferred revenue	(66)	3,763

Net cash provided by (used for) operating activities	(6,175)	24,349
Investing Activities:
Proceeds from sales and maturities of investments	393,767	1,290,620
Purchase of investments	(539,589)	(1,220,032)
Proceeds from sales of strategic equity investments	—	2,902
Notes receivable from officers and employees	25	(123)
Purchase of property and equipment	(2,286)	(11,337)

Net cash provided by (used for) investing activities	(148,083)	62,030
Financing Activities:
Proceeds from issuance of common stock, net	978	4,054
Payments on capital lease obligations	(122)	(108)
Payments on long-term debt	(175)	(163)
Other	99	(51)

Net cash provided by financing activities	780	3,732

Net increase (decrease) in cash and cash equivalents	(153,478)	90,111
Cash and cash equivalents at beginning of period	335,592	58,197

Cash and cash equivalents at end of period	$182,114	$148,308

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$44	$61

Income taxes	$116	$430

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

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

          The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2002.

Use of Estimates

          The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include among others, assessing the collectibility of accounts receivable, inventory valuation, costs of future product returns under warranty, the valuation of deferred income taxes, the fair value and useful lives of intangible assets and the valuation of strategic equity investments. Actual results could differ from those estimates.

Reclassification

          Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Change

          Effective April 1, 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”.  SFAS 142 requires that the Company discontinue amortizing the remaining balances of goodwill. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  As a result of the implementation of SFAS 142, the Company recorded a non-cash charge of approximately $102.2 million to reduce the carrying value of its goodwill as of April 1, 2002. Such charge is reflected as the cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations. See Note 4.

          The following table presents the impact of SFAS 142 on the net loss and the net loss per share as if SFAS 142 had been in effect for all periods presented in the interim condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,

	2002	2001

Net loss – as reported	$(404,904)	$(3,338,180)
Adjustments:
Cumulative effect of accounting change	102,229	—
Amortization of goodwill	—	167,220
Amortization of assembled workforce previously classified as purchased intangible assets	—	1,048
Income tax effect	—	424

Total adjustments	102,229	168,692

Net loss – as adjusted	$(302,675)	$(3,169,488)

Basic and diluted net loss per share – as reported	$(1.35)	$(11.18)

Basic and diluted net loss per share – as adjusted	$(1.01)	$(10.62)

2.   LOSS PER SHARE

          The reconciliation of the net loss and the shares used to calculate basic and diluted loss per share consists of the following (in thousands):

	Three Months Ended June 30,

	2002	2001

Net loss (numerator):
Net loss before cumulative effect of accounting change	$(302,675)	$(3,338,180)
Cumulative effect of accounting change	(102,229)	—

Net loss	$(404,904)	$(3,338,180)

Shares used in basic and diluted loss per share computation (denominator):
Weighted average common shares outstandingcommon shares outstanding	300,719	300,520
Less: Unvested common shares outstanding	(908)	(1,971)

Shares used in basic and diluted loss per share computation	299,811	298,549

Basic and diluted loss per share:
Basic and diluted loss per share before cumulative effect of accounting change	$(1.01)	$(11.18)
Cumulative effect of accounting change	(0.34)	—

Basic and diluted loss per share	$(1.35)	$(11.18)

          Because the Company incurred losses for the three months ended June 30, 2002 and 2001, the effect of dilutive securities totaling 3,274 and 11,042 equivalent shares, respectively, have been excluded from the loss per share computations as their impact would be antidilutive.

3.   CERTAIN FINANCIAL STATEMENT INFORMATION

	June 30, 2002	March 31, 2002

Inventories (in thousands):
Finished goods	$5,925	$3,356
Work in process	7,095	12,485
Raw materials	1,158	767

	$14,178	$16,608

	June 30, 2002	March 31, 2002

Property and equipment (in thousands):
Machinery and equipment	$81,086	$81,084
Leasehold improvements	16,898	16,873
Computers, office furniture and equipment	83,976	82,382
Land	22,160	22,160

	204,120	202,499
Less accumulated depreciation and amortization	(103,774)	(96,087)

	$100,346	$106,412

Other income (expense), net includes the following (in thousands):

	Three Months Ended June 30,

	2002	2001

Gain on strategic equity investments	$—	$1,225
Recognized impairments on strategic equity investments	—	(10,000)
Gains (losses) on disposals of fixed assets, net	(126)	(72)
Other	(4)	105

	$(130)	$(8,742)

        Interest income, net includes the following (in thousands):

	Three Months Ended June 30,

	2002	2001

Interest income	$10,858	$13,687
Interest expense	(5)	(62)

	$10,853	$13,625

4.   GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

          As discussed in Note 1, effective April 1, 2002, the Company adopted SFAS 142, which requires the Company to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, all remaining balances of goodwill will be reviewed annually for impairment.  Upon adoption on April 1, 2002, the Company completed the first of its annual impairment tests, which resulted in the recording of a non-cash charge of $102.2 million to reduce the carrying value of its goodwill.  In calculating the impairment charge, the fair value of the impaired reporting unit was estimated using both the discounted cash flow methodology as well as a market comparable approach.  This charge is reflected as the cumulative effect of an accounting change in the accompanying condensed consolidated statement of operations.

          In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired.   As a result of

these indications of impairment to the carrying value of the Company’s other purchased intangible assets, the Company performed an additional analysis of these assets as required under SFAS 144 and recorded an additional non-cash charge of $187.9 million for the impairment of developed core technology.   In addition, the Company recorded a non-cash charge of $16.3 million as a result of the abandonment of the MMC Networks trademark in the first quarter of fiscal 2003.   These charges are reflected as operating expenses in the condensed consolidated statement of operations for the three months ended June 30, 2002.

          Net goodwill and other purchased intangible balances were as follows (dollar amounts in thousands):

	Life in Years	June 30, 2002	March 31, 2002

Goodwill	N/A	$262,089	$358,014
Developed core technology	5	20,435	209,956
Assembled workforce	N/A	—	6,304
Trademark	5	—	16,336

		$282,524	$590,610

          As required by SFAS 142, assembled workforce was reclassified to goodwill effective April 1, 2002. The total balances presented above are net of accumulated amortization and impairments of $4.0 billion and $3.7 billion at June 30, 2002 and March 31, 2002, respectively.

          Amortization of other purchased intangibles was $1.6 million and $15.9 million for the three months ended June 30, 2002 and 2001, respectively.

          In June 2001, as a result of the then current industry conditions, lower market valuations and reduced estimates of carrier capital equipment spending, the Company determined that there were indicators of impairment to the carrying value of goodwill.  Based on a review of the value of the intangible assets in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of”, the Company recorded a charge of $3.1 billion to write down the value of intangible assets associated with its purchase acquisitions.  This charge is reflected as operating expense in the condensed consolidated statement of operations for the three months ended June 30, 2001.

5.   RESTRUCTURING COSTS

          As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunication equipment market will recover, in July 2002 the Company announced its second workforce reduction and restructuring program in the last two years.  The July 2002 workforce reduction and restructuring program is comprised of the following:

•

Closure of the wafer manufacturing facility—In June 2002, the Company completed its plan to discontinue manufacturing non-communication ICs and close its internal wafer manufacturing facility. As a result, the Company recorded a charge of $2.5 million in the first quarter of fiscal 2003.  The charge is comprised of severance packages for the manufacturing workforce which had been notified of the reduction prior to June 30, 2002, and estimated facility restoration costs.  The cash payments for severance and facilities restoration costs are estimated to be made in the fourth quarter of fiscal 2003.

•

Global workforce reduction—In an effort to reduce the Company’s expenses and lower the breakeven point, in July 2002, the Company began implementation of a workforce reduction plan which will eliminate approximately 25% of the Company’s workforce by the end of fiscal 2003.  As a result, the Company expects to record and pay additional restructuring costs in the second quarter of fiscal 2003 as the affected workforce is notified.

          In July 2001, the Company announced the first of its restructuring programs.  The July 2001 plan was in response to the sharp downturn in business at the end of the Company’s fiscal 2001 and included reducing the Company’s overall cost structure and aligning manufacturing capacity with the then current demand. The July 2001 restructuring plan resulted in a total of $11.6 million of restructuring costs, which

were recognized as operating expenses in the last three quarters of fiscal 2002.   The July 2001 restructuring plan was comprised of the following components:

•	Workforce reduction—Approximately 5% of the workforce was eliminated, which resulted in severance payments of approximately $900,000 for the fiscal year ended March 31, 2002.

•

Consolidation of excess facilities—As a result of the Company’s acquisitions and significant internal growth in fiscal 2001, The Company expanded its number of locations throughout the world. In an effort to improve the efficiency of the workforce and reduce the cost structure, the Company implemented a plan to consolidate its workforce into certain designated facilities. As a result, a charge of approximately $2.0 million was recognized in the second quarter of fiscal 2002, primarily relating to non-cancelable lease commitments.

•

Property and equipment impairments—During fiscal 2000 and 2001, the Company aggressively expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand in fiscal 2002, the Company recorded a charge of approximately $5.6 million in the second quarter of fiscal 2002, for the elimination of certain excess manufacturing equipment related to older process technologies. In addition, the Company recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the restructuring plan.

          A summary of the July 2002 and July 2001 restructuring costs is as follows (in thousands):

	Total Costs	Noncash Charges	Cash Payments	Liability, June 30, 2002

July 2002 restructuring program:
Closure of the wafer manufacturing facility:
Workforce reduction	$1,500	$—	$—	$1,500
Facilities restoration costs	1,000	—	—	1,000

	2,500	—	—	2,500
Global workforce reduction	—	—	—	—

July 2002 restructuring costs	2,500	—	—	2,500
July 2001 restructuring program:
Workforce reduction	900	—	(900)
Consolidation of excess facilities	1,950	—	(844)	1,106
Property and equipment impairments	8,727	(8,727)	—	—

July 2001 restructuring costs	11,577	(8,727)	(1,744)	1,106

Total restructuring costs	$14,077	$(8,727)	$(1,744)	$3,606

          Payments in conjunction with the workforce reduction in the July 2001 plan were substantially paid by the end of fiscal 2002. Amounts related to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005. The estimated costs to exit these facilities are based on available commercial rates and an estimate of the time required to sublet the facilities. The actual loss incurred in exiting these facilities may differ from our estimates.

6.   COMPREHENSIVE LOSS

          The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,

	2002	2001

Net loss	$(404,904)	$(3,338,180)
Change in net unrealized gain (loss) on available-for-sale investments	2,189	1,155
Foreign currency translation adjustment	96	(51)

Comprehensive loss	$(402,619)	$(3,337,076)

7. STOCK OPTION EXCHANGE OFFER

          On November 27, 2001, the Company completed the offering of a voluntary stock option exchange program to its employees, officers and board members. Under the program, participants were able to tender for cancellation stock options with an exercise price of at least $20 per share for an equal number of replacement options to be granted at least six months and one day from the cancellation. The Company accepted options to purchase approximately 31.1 million shares of Company stock for exchange pursuant to this program.  On May 28, 2002, the Company issued approximately 30.4 million options with an exercise price of $6.54 to complete the program.

8. CONTINGENCIES

          In April 2001, a series of similar federal complaints were filed against the Company and certain executive officers and directors of the Company.  The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California.  In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB).  In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002.  The consolidated federal complaint alleged violations of the Securities Exchange Act of 1934 (the “1934 Act”) and was brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the 1934 Act and Rule 10b-5 under the 1934 Act.  Plaintiff sought monetary damages on behalf of the shareholder class.    Defendants brought a motion to dismiss the consolidated federal complaint in March 2002. On May 9, 2002, the court granted the motion, dismissing the complaint, but giving plaintiff 45 days to file an amended complaint. On June 23, 2002, plaintiff filed an amended consolidated complaint.  In general, the consolidated amended federal complaint alleges that the Company and the individual defendants misrepresented the Company’s financial prospects for the quarters ended December 31, 2000 and March 30, 2001, in order to inflate the value of the Company’s stock.  Defendants intend to bring a motion to dismiss the consolidated amended complaint as well.  The motion is expected to be heard in the fall of 2002.   No discovery has been conducted in this lawsuit.

          In May 2001, a series of similar state derivative actions were filed against the directors and certain executive officers of the Company.  The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego.  Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193.  In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001.  The consolidated state complaint alleges overstatement of the financial prospects of the Company, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001.  Defendants demurred to the consolidated state complaint, which demurrer was partially granted and partially overruled in February 2002.  In February 2002, the Company’s board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint.  The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002.  Defendants intend to file motions seeking dismissal of the actions, which motions are expected to be heard by the court in the fall of 2002.  Limited discovery against the individual defendants in this lawsuit and third parties has commenced.  Discovery against the Company has been stayed by the court.

          The Company believes that the allegations in these lawsuits are without merit and intends to defend the lawsuits vigorously.  The Company cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on the Company.  The lawsuits have been tendered to the Company’s insurance carriers.

          The Company is party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties. Since 1993, the Company has been named as a potentially responsible party (‘‘PRP’’) along with a large number of other companies that used Omega Chemical Corporation (‘‘Omega’’) in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site for which the Company has accrued approximately $100,000. On September 14, 2000, the Company entered into a consent decree with the Environmental Protection Agency, pursuant to which the Company agreed to fund its proportionate share of the initial remediation efforts at the Whittier site. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company’s financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations in any period.

9.  RELATED PARTY TRANSACTIONS

      From time to time the Company charters an aircraft for business travel from an aircraft charter company which manages an aircraft owned by a company that the Company’s Chairman of the Board and Chief Executive Officer controls. In the three months ended June 30, 2002 and 2001 the Company recorded expenses of $200,000 and $0 for amounts to be paid to the aircraft charter company, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying interim condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations.  The MD&A is organized as follows:

•

Caution concerning forward-looking statements.  This section discusses how certain forward-looking statements made by us throughout the MD&A are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides a general description of our business.

•

Critical accounting policies.  This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•

Results of operations.  This section provides an analysis of our results of operations for the three months ended June 30, 2002 and 2001.  In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

          This MD&A should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2002. This Quarterly Report on Form 10-Q, and in particular the MD&A, contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those described in the section entitled “Risk Factors”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect our present expectations and analysis and are inherently susceptible to uncertainty and changes in circumstances. We assume no obligation to update these forward-looking statements to reflect changes in factors or assumptions affecting such forward-looking statements.

OVERVIEW

          We design, develop, manufacture and market high-performance, high-bandwidth silicon solutions empowering intelligent wide area networks. We utilize a combination of digital, mixed-signal and high-frequency analog design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit products that enable the transport of voice and data over wide area networks.  Our system solution portfolio includes switch fabric, traffic management, network processor, framer/mapper, PHY and PMD devices that address the high-performance needs of the evolving intelligent wide area network.   In addition, we continue to supply silicon ICs for the ATE, high-speed computing and military markets.

CRITICAL ACCOUNTING POLICIES

          The U.S. Securities and Exchange Commission (“SEC”) recently issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies.  In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and write-offs of goodwill and other intangibles; the valuation of strategic equity investments, which affects our other income and expense; and valuation of deferred income taxes, which affects our income tax expense and benefit.  We also have other key accounting policies, such as our policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt.  The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

          Inventory Valuation

          Our policy is to value inventories at the lower of cost or market on a part-by-part basis.  This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories.  We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months.  The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts.   If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future.   In addition, as a result of the expansion of our internal manufacturing capacity during fiscal 2001 and the subsequent downturn in the communications industry, we have excess capacity in our manufacturing facilities.   Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

          Goodwill and Intangible Asset Valuation

          The determination of the fair value of certain assets and liabilities acquired is subjective in nature and often involves the use of significant estimates and assumptions.  Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment.  To assist us in this process we used an independent valuation firm.  While a number of different methods can be used for the estimation of the value of intangibles acquired, we primarily used the discounted cash flow method. This method relies on a number of estimates and assumptions, including projected future cash flows, residual growth rates and discount factors.  Most of these assumptions were made based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect net income.

          In the first quarter of fiscal 2003, we adopted the new rules for measuring the impairment of goodwill and certain intangible assets under SFAS 142 and SFAS 144.  Under the new accounting guidance, the estimates and assumptions described above, as well as the determination as to how goodwill is allocated to our operating segments, had an effect on the amount of the impairment charge we recorded in the first quarter of fiscal 2003.

          In addition, the value of our intangible assets, including goodwill, is exposed to future impairments if we experience further declines in operating results or additional negative industry or economic trends or if our future performance is below projections and estimates.

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

            Valuation of Deferred Income Taxes

          We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely to be realized.  We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance.  If we determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense.  Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance which would be reflected as an income tax benefit.

          Revenue Recognition

          We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”).  SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) evidence an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured.  We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return.  Revenue from shipments to distributors with rights of return are deferred until all return or cancellation privileges lapse.   In addition, we record reductions to revenue for estimated allowances such as returns and competitive pricing programs.  If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

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

RESULTS OF OPERATIONS

          Net Revenues.   Net revenues for the three months ended June 30, 2002 were approximately $30.2 million, representing a decrease of 27% from the net revenues of approximately $41.2 million for the three months ended June 30, 2001. Revenues from sales of communications products decreased 49% to $18.1 million, or only 60% of net revenues, for the three months ended June 30, 2002 from $35.7 million or 87% of net revenues for the three months ended June 30, 2001.

          The decline in revenues for the three months ended June 30, 2002 when compared to the three months ended June 30 2001 is primarily due to a decrease in the volume of shipments of our communications ICs. This volume decrease was driven by reduced demand from virtually all of our customers as they faced slower demand for their products.   This decrease in the volume of shipments of our communication ICs was partially offset by increases in the absolute dollar value of shipments of our non-communications ICs.  The increase in the non-communications IC revenue was driven by the fulfillment of certain last-time-buy orders generated as a result of the planned closure of the manufacturing facility in which our non-communications ICs are made.  We expect that our revenues for the remainder of fiscal 2003 will continue to benefit from the fulfillment of these last-time-buy orders.  However, due to the prolonged downturn in the communications portion of our business and lack of backlog visibility, we are not able to assess the expected near term trend for total net revenues.

          Based on direct shipments, net revenues to customers exceeding 10% were as follows:

	Three Months Ended June 30,

	2002	2001

Harris Corporation.	26%	—
Solectron Corporation	4%	14%
Teksel Co. Ltd..	5%	10%

          Looking through product shipments to distributors and subcontractors to the end customers, net revenues to an end customer exceeding 10% were as follows:

	Three Months Ended June 30,

	2002	2001

Harris Corporation.	26%	—
Nortel Networks Corporation	11%	14%

          Sales outside of North America accounted for 29.1% for the three months ended June 30, 2002, compared to 49.5% for the three months ended June 30, 2001.

          Gross Margin.    Gross margin was 46.3% for the three months ended June 30, 2002, as compared to (20.0%) for the three months ended June 30, 2001. The increase in gross margin was primarily attributable to prior year charges for excess inventory of $15.9 million and the non-cash acquisition-related charge of $14.6 million, as well as decreases in expenses in our internal manufacturing departments. This increase was offset in part by the decrease in the volume of our product shipments.

          In the three months ended June 30, 2002 and 2001, cost of revenues included approximately $1.6 million and $14.6 million, respectively, of non-cash purchased intangible charges. Excluding the effect of these non-cash accounting charges and the special inventory charge in the three months ended June 30, 2001, gross margin was 51.5% and 53.9% for the three months ended June 30, 2002 and 2001, respectively. This decrease in gross margin, exclusive of non-cash purchase accounting charges and the special inventory charge, reflects the under utilization of our manufacturing facilities and a decrease in the volume of our product shipments. Due to the current market conditions and uncertainty with respect to expected shipment volumes, we anticipate that gross margin will continue to be affected by the under utilization of our manufacturing facilities, fluctuations in the volume of our product sales, fluctuations in wafer costs and ongoing non-cash amortization of purchased intangibles.  At June 30, 2002, the balance of purchased intangible assets expected to be charged to cost of revenues was $20.4 million.  See “Amortization of Goodwill and Purchased Intangibles.”

          Research and Development.    Research and development (“R&D”) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses.  R&D expenses decreased 9.1% to approximately $35.5 million for the three months ended June 30, 2002, from approximately $39.1 million for the three months ended June 30, 2001. The decrease in the absolute dollars spent on R&D is a result of streamlining and prioritizing our product and process development efforts and reducing subcontracting costs.  We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Currently, R&D expenses are focused on the development of products and processes for the communications markets, and we expect to continue this focus. We expect R&D in absolute dollars to decrease modestly on a quarterly basis throughout fiscal 2003 as we continue to streamline our cost structure and implement our workforce reduction program. See “Restructuring Costs” below.

          Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. SG&A expenses were approximately $16.3 million, or 54.1% of net revenues, for the three months ended June 30, 2002, as compared to approximately $20.4 million, or 49.6% of net revenues, for the three months ended June 30, 2001. The decrease in SG&A expenses for the three months ended June 30, 2002 was primarily attributable to the decrease in payroll and related benefits as a result of reduced headcount, decreases in commissions as a result of lower net revenues and lower travel and marketing expenses as we continue to focus on reducing discretionary spending. We expect SG&A in absolute dollars to decrease modestly on a quarterly basis throughout fiscal 2003, as we continue cost reduction programs, reduce discretionary spending and implement our workforce reduction program. See “Restructuring Costs” below.

          Stock-based Compensation.    Stock-based compensation expense represents the amortization of deferred compensation as well as any expense related to options subject to variable accounting. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In fiscal 2001, we recorded approximately $438.8 million of deferred compensation, in connection with stock options assumed in our purchase acquisitions. Stock-based compensation charges were $68.7 million and $36.8 million for the three months ended June 30, 2002 and 2001, respectively. The increase is related to an acceleration of the compensation charge in the first quarter of fiscal 2003 resulting from the voluntary cancellation of certain employees’ stock options in connection with our stock option exchange program. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $135.6 million, $33.2 million, and $506,000 during the fiscal years ending March 31, 2003, 2004, and 2005, respectively. These charges could be reduced based on the level of employee turnover. Future acquisitions of businesses may result in substantial additional charges. Such charges may cause fluctuations in our interim or annual operating results.

          Amortization of Goodwill and Purchased Intangibles.    Goodwill is recorded as the difference, if any, between the aggregate consideration paid for an acquisition and the fair value of the net tangible and intangible assets acquired. Intangible assets acquired include developed technology, trademarks and assembled workforce.  In April 2002, we adopted SFAS 142. As required by SFAS 142, we ceased amortizing goodwill as of the beginning of April 2002 and reclassified $6.3 million of assembled workforce to goodwill. Including the amortization of developed core technology, which is included in cost of revenues, amortization of goodwill and purchased intangible assets was $1.6 million and $184.1 million for the three months ended June 30, 2002 and 2001, respectively.  The decrease is primarily related to discontinuing the periodic amortization of goodwill and the impairment of other purchased intangible assets recorded as of the beginning of April 2002.  See “Other Intangible Asset Impairment Charges” below.

          We expect amortization expense for other purchased intangibles, including amounts which will be charged to cost of revenues, to be $4.7 million throughout the remainder of fiscal 2003, $6.3 million annually through fiscal 2005 and $3.1  million for the fiscal year ending March 31, 2006.

          Other Intangible Asset Impairment Charges.    In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired.   As a result of these indicators of impairment to the carrying value of our other purchased intangible assets, we performed an additional analysis of these assets as required under SFAS 144, and recorded an additional non-cash charge of $187.9 for the impairment of developed core technology.   We also recorded a non-cash charge of $16.3 million as a result of the abandonment of the MMC Networks trademark in the first quarter of fiscal 2003.

          Goodwill Impairment Charge.    In the first quarter of fiscal 2002, as a result of the then current industry conditions, lower market valuations and reduced estimates of carrier capital equipment spending, we determined that there were indicators of impairment to the carrying value of our goodwill.  Based on our review of the value of our intangible assets in accordance with SFAS 121, we recorded a charge of $3.1 billion to write down the value of intangible assets associated with our purchase acquisitions.

          Restructuring Costs.    As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunication equipment market will recover, in July 2002 we announced our second workforce reduction and restructuring program in the last two years.  The July 2002 workforce reduction and restructuring program is comprised of the following:

•

Closure of our wafer manufacturing facility—In June 2002, we completed our plan to discontinue manufacturing our non-communication ICs and close our internal wafer manufacturing facility. As a result, we recorded a charge of $2.5 million in the first quarter of fiscal 2003.  The charge is comprised of severance packages for the manufacturing workforce which had been notified of the reduction prior to June 30, 2002, and estimated facility restoration costs.  We estimate that the payments for severance and facilities restoration costs will be made in the fourth quarter of fiscal 2003.

•

Global workforce reduction—In an effort to reduce expenses and lower our breakeven point, in July 2002, we announced a major workforce reduction program, which will eliminate approximately 25% of our workforce by the end of fiscal 2003.  As a result, we expect to record and pay additional restructuring costs in the second quarter of fiscal 2003 as the affected workforce is notified.

          In July 2001, we announced the first of our restructuring programs.  The July 2001 plan was in response to the sharp downturn in our business at the end of fiscal 2001 and included reducing our overall cost structure and aligning manufacturing capacity with the then current demand. The July 2001 restructuring plan resulted in a total of $11.6 million of restructuring costs, which were recognized as operating expenses in the last three quarters of fiscal 2002.  The July 2001 restructuring plan was comprised of the following components:

•	Workforce reduction—Approximately 5% of the workforce was eliminated, which resulted in workforce reduction charges of approximately $900,000 for the year ended March 31, 2002.

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

          Net Interest Income.     Net interest income decreased 20.3% to $10.9 million for the three months ended June 30, 2002, compared to $13.6 million for the three months ended June 30, 2001. This decrease was due principally to lower yields on investments and lower cash  and investment balances.

          Other Income (Expense).    Other income (expense) for the three months ended June 30, 2002, primarily reflects losses on the disposal of fixed assets.  Other income (expense) for the three months ended June 30, 2001, includes a gain on our strategic equity investments of $1.2 million, offset by a recognized impairment charge of $10 million for certain other strategic equity investments and certain losses on fixed asset disposals.

          Income Taxes.     We recorded income tax benefits of $0 and $32.8 million for the three months ended June 30, 2002 and 2001, respectively, which resulted in effective tax rates of approximately 0% and 1.0% for the three months ended June 30, 2002 and 2001, respectively. The differences between our effective tax rates for the three months ended June 30, 2002 and 2001 and the federal statutory rate primarily resulted from the effect of certain of our net operating loss carry forwards and tax credits being recorded without tax benefit and the non-deductibility of certain acquisition-related expenses from our purchase transactions completed during fiscal 2001.  At June 30, 2002, we have provided a valuation allowance against our net deferred tax assets in the amount of $182.0 million. As a result, our net deferred tax asset balance as of June 30, 2002 was $0.

          Accounting Change.    In June 2001, the FASB issued SFAS 142. Under these new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized, but are subject to annual impairment tests. Other intangible assets will continue to be amortized over their estimated useful lives.  As required by SFAS 142, we ceased amortizing goodwill as of the beginning of April 2002 and reclassified $6.3 million of assembled workforce to goodwill.  In addition, as a result of the initial impairment review as required by the adoption of the new accounting standard, we recorded a non-cash charge of $102.2 million as the cumulative effect of an accounting change.  The following table presents the impact of SFAS 142 on the net loss and the net loss per share as if SFAS 142 had been in effect for all periods presented in the interim condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,

	2002	2001

Net loss – as reported	$(404,904)	$(3,338,180)
Adjustments:
Cumulative effect of accounting change	102,229	—
Amortization of goodwill	—	167,220
Amortization of assembled workforce previously classified as purchased intangible assets	—	1,048
Income tax effect	—	424

Total adjustments	102,229	168,692

Net loss – as adjusted	$(302,675)	$(3,169,488)

Basic and diluted net loss per share – as reported	$(1.35)	$(11.18)

Basic and diluted net loss per share – as adjusted	$(1.01)	$(10.62)

          Financial Condition and Liquidity

          As of June 30, 2002, our principal source of liquidity consisted of $1.1 billion in cash, cash equivalents and short-term investments. Working capital as of June 30, 2002 was $1.0 billion, and total long-term debt was only $2.0 million.  At the end of June 30, 2002, we had future operating lease obligations not included on our balance sheet totaling $50.1 million, primarily related to facilities and engineering design software tools.

          For the three months ended June 30, 2002, we used $6.2 million of cash to fund our operations compared to generating $24.3 million from our operations in the three months ended June 30, 2001. Although we had a net loss of $404.9 million for the three months ended June 30, 2002, $376.8 million was non-cash and related to amortization or impairments of amounts recorded in connection with our purchase acquisitions.  The remaining change in operating cash flows for the three months ended June 30, 2002, primarily reflects decreases in inventory, other assets and accrued payroll and increases in accounts payable. Net cash provided by operations for the three months ended June 30, 2001 primarily reflects our operating results before non-cash charges, plus decreases in accounts receivable and inventory.

          We used $148.1 million of cash from investing activities during the three months ended June 30, 2002, compared to generating $62.0 million during the three months ended June 30, 2001. The outflow of cash for the three months ended June 30, 2002 primarily represents the net purchases of available-for-sale investments, as we looked to increase our investment return by shifting our cash to investments with longer initial maturities.

          Capital expenditures totaled $2.3 million and $11.3 million for the three months ended June 30, 2002 and 2001, respectively. These capital expenditures primarily consisted of the purchases of engineering hardware and design software.

          We generated $800,000 of cash for the three months ended June 30, 2002 from financing activities compared to generating $3.7 million for the three months ended June 30, 2001.  The major financing source of cash was from the sale of our common stock through the exercise of employee stock options.  The  major use of cash from financing activities was for the repayment of debt and capital lease obligations.

          On September 17, 2001, our Board of Directors approved a stock repurchase program whereby we were authorized to expend up to $200 million to purchase our common stock over the 12 months following the Board’s authorization.  Our Board of Directors approved this plan primarily as a result of liquidity concerns following the terrorist attacks of September 11, 2001. We did not repurchase any of our stock under the program during the three months ended June 30, 2002.

          We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months, although we could elect or could be required to raise additional capital during such period. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all.

          The following table summarizes our contractual obligations as of June 30, 2002 (in thousands):

	Notes Payable	Operating Leases	Capital Leases	Total

Nine months ended March 31, 2003	$579	$12,679	$347	$13,605
Fiscal year 2004	516	13,437	679	14,632
Fiscal year 2005	—	10,956	—	10,956
Fiscal year 2006	—	3,910	—	3,910
Fiscal year 2007	—	2,199	—	2,199
Thereafter	—	4,780	—	4,780

Total	$1,095	$47,961	$1,026	$50,082

RISK FACTORS

          Before deciding to invest in the Company or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC, including our other reports on Forms 10-K, 10-Q and 8-K. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

Our operating results may fluctuate because of a number of factors, many of which are beyond our control.

          If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our customers’ products, stockpiling of our products or otherwise;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	general communications equipment industry and semiconductor industry conditions, including the effects of the current significant slowdown;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	the effects of the pending closure of our internal wafer fabrication facility or recently announced workforce reduction to take place over the remainder of fiscal 2003;

•	increases in the costs of products or discontinuance of products by suppliers;

•	fluctuations in manufacturing output, yields and inventory levels or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	changes in the mix of products that our customers buy;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers;

•	our ability to introduce and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies;

•	costs associated with compliance with applicable environmental regulations or remediation;

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

          We derive a majority of our revenues from communications equipment manufacturers. The communications equipment industry, which is highly cyclical, is experiencing a significant extended downturn and as a result, the financial condition of many telecom companies has significantly declined. This downturn has severely affected the demand for our products, and in turn our revenues and profitability. We cannot predict how long this downturn will last. In addition, our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support capability constrains our ability to reduce expenses.

Our business substantially depends upon the continued growth of the Internet.

          A substantial portion of our business and revenue depends on the continued growth of the Internet. We sell our products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. As a result of the economic slowdown, the significant decline in the financial condition of many telecommunications companies and the reduction in capital spending, spending on Internet infrastructure has declined. To the extent that the economic slowdown and reduction in capital spending continues to adversely affect spending on Internet infrastructure, our business, operating results, and financial condition will continue to be materially harmed.

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

Any significant order cancellations or order deferrals could adversely affect our operating results.

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

Revenues that are currently derived from non-communications markets have generally been declining and we expect them to continue to decline in future periods.

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

          In November 2001, we implemented a stock option exchange program, which was completed in May 2002. The sole purpose of the program was to improve our ability to retain and motivate employees, officers and board members. We cannot be certain that the program will result in increased retention of employees, officers or board members.

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

          We rely on outside foundries for the manufacture of the majority of our products, including all of our products designed on CMOS and SiGe BiCMOS processes. These outside foundries generally manufacture our products on a purchase order basis. A majority of our products are only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies’ products while reducing deliveries to us on a short notice. Because establishing relationships and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time. In addition, the transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

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

          Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

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

          Though we intend to close our wafer manufacturing facility in the fourth quarter of fiscal 2003, we still manufacture a portion of our ICs at that facility. Because the majority of our costs of manufacturing are relatively fixed, downturns in the volumes manufactured by our internal process such as wafer fabrication and test and assembly will result in substantially higher unit costs and may result in reduced gross profit and net income.

          Manufacturing ICs requires manufacturing tools which are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, then our ability to manufacture the related product and fulfill any last time buy orders would be impaired and our business would suffer until the tools were repaired or replaced.

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

          Due to an industry transition to six-inch, eight-inch and twelve-inch wafer fabrication facilities, there is a limited number of suppliers of the four-inch wafers that we use to build products in our existing manufacturing facility, and we rely on a single supplier for these wafers. We believe that we will have sufficient access to four-inch wafers to support production in our existing fabrication facility until it is closed.  However, if we are unable to attain sufficient numbers of these four-inch wafers, it may prevent us from fulfilling our last time buy orders with certain customers of our legacy products.

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

          In addition, the effects of war or acts of terrorism could have a material adverse effect on our business, operating results and financial condition. The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the US economy and other economies around the world. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

          As with past purchase acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. In connection with our six purchase acquisitions in fiscal 2001, we recorded goodwill in the aggregate amount of approximately $4.0 billion. In accordance with Statement of Financial Accounting Standard No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, we recorded a goodwill impairment charge of $3.1 billion in the three months ended June 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions.  In connection with the adoption of Statement of Financial Accounting Standard No. 141, “Business Combinations” and Statement No. 142, “Goodwill and Other Intangible Assets” in the first quarter of fiscal 2003, we recorded a $102.2 million charge for the impairment of the carrying value of goodwill and an additional $204.3 million for the estimated impairment of the carrying value of other purchased intangibles.  There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of goodwill or other intangible assets.

          Any of these risks could materially harm our business, financial condition and results of operations. Any business that we acquire may not achieve anticipated revenues or operating results.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

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

          We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2002, our investment portfolio includes fixed-income securities classified as available-for-sale investments with a fair market value of $871.1 million and a cost basis of $863.3 million. These securities are subject to interest rate risk and will decline in value if interest rates increase. Because the maturity dates of our investment portfolio are relatively short, an immediate 100 basis point increase in interest rates would have no material impact on our financial condition or results of operations.

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

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

          In April 2001, a series of similar federal complaints were filed against the Company and certain executive officers and directors of the Company.  The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California.  In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB).  In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002.  The consolidated federal complaint alleged violations of the Securities Exchange Act of 1934 (the “1934 Act”) and was brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the 1934 Act and Rule 10b-5 under the 1934 Act.  Plaintiff sought monetary damages on behalf of the shareholder class.    Defendants brought a motion to dismiss the consolidated federal complaint in March 2002. On May 9, 2002, the court granted the motion, dismissing the complaint, but giving plaintiff 45 days to file an amended complaint. On June 23, 2002, plaintiff filed an amended consolidated complaint.  In general, the consolidated amended federal complaint alleges that the Company and the individual defendants misrepresented the Company’s financial prospects for the quarters ending in December 31, 2000 and March 30, 2001, in order to inflate the value of the Company’s stock.  Defendants intend to bring a motion to dismiss the consolidated amended complaint as well.  The motion is expected to be heard in the fall of 2002.   No discovery has been conducted in this lawsuit.

          In May 2001, a series of similar state derivative actions were filed against the directors and certain executive officers of the Company.  The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego.  Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193.  In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001.  The consolidated state complaint alleges overstatement of the financial prospects of the Company, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001.  Defendants demurred to the consolidated state complaint, which demurrer was partially granted and partially overruled in February 2002.  In February 2002, the Company’s board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint.  The special litigation committee retained independent legal counsel and submitted a report to the court in July, 2002.  Defendants intend to file motions seeking dismissal of the actions, which motion are expected to be heard in the fall of 2002.     Limited discovery against the individual defendants in this lawsuit and third parties has commenced.  Discovery against the Company has been stayed by the court.

          The Company believes that the allegations in these lawsuits are without merit and intends to defend the lawsuits vigorously.  The Company cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on the Company.  The lawsuits have been tendered to the Company’s insurance carriers.

          The Company is party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties. In addition, since 1993 the Company has been named as a potentially responsible party (‘‘PRP’’) along with a large number of other companies that used Omega Chemical Corporation (‘‘Omega’’) in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega site for which the Company has accrued approximately $100,000. On September 14, 2000, the Company entered into a consent decree with the Environmental Protection Agency, pursuant to which the Company agreed to fund its proportionate share of the initial remediation efforts at the Whittier site. Although the ultimate outcome of these matters is not presently determinable, management believes that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse affect on the Company’s financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on the Company’s results of operations in any period

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a) EXHIBITS:

10.3        1992 Stock Option Plan and form of option agreement, as amended

10.5        1997 Directors, Stock Option Plan and form of option agreement, as amended

10.26      1998 Stock Incentive Plan and form of option agreement, as amended

10.33      2000 Equity Incentive Plan and form of option agreement, as amended

10.38      AMCC Deferred Compensation Plan

          (b) REPORTS ON FORM 8-K

          The Company did not file any current reports on Form 8-K with the Commission during the quarter ended June 30, 2002.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 13, 2002	APPLIED MICRO CIRCUITS CORPORATION

	By:	/s/ WILLIAM BENDUSH

William Bendush
Senior Vice President And Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

CERTIFICATION

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§ 1350, as adopted), David Rickey, Chief Executive Officer of the registrant, hereby certifies that, to the best of his knowledge:

1.	This report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934.

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: August 13, 2002	/s/ DAVID RICKEY

David Rickey, Chief Executive Officer

CERTIFICATION

          Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§ 1350, as adopted), William Bendush, Chief Financial Officer of the registrant, hereby certifies that, to the best of his knowledge:

1.	This report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934.

2.	The information contained in this report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Dated: August 13, 2002	/s/ WILLIAM BENDUSH

William Bendush, Chief Financial Officer