Form 10-Q
period 2002-09-30
APPLIED MICRO CIRCUITS CORP
filed 2002-11-05
CIK 711065

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of November 1, 2002, 302,114,334 shares of the Registrant’s Common Stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2002	March 31, 2002
	(unaudited)
ASSETS
Current assets :
Cash and cash equivalents	$129,072	$335,592
Short-term investments-available-for-sale	915,152	723,117
Accounts receivable, net of allowance for doubtful accounts—$5,226 and $5,357 at September 30, 2002 (unaudited) and March 31, 2002, respectively	10,933	14,191
Inventories	12,423	16,608
Other current assets	22,912	27,653

Total current assets	1,090,492	1,117,161
Property and equipment, net	91,291	106,412
Goodwill and purchased intangibles, net	280,953	590,610
Strategic equity investments	2,850	14,523
Other assets	397	487

Total assets	$1,465,983	$1,829,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,871	$18,378
Accrued payroll and related expenses	8,308	9,812
Other accrued liabilities	32,951	25,246
Deferred revenue	1,792	2,223
Current portion of long-term debt and capital lease obligations	1,079	1,138

Total current liabilities	59,001	56,797
Long-term debt and capital lease obligations, less current portion	625	1,145
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at September 30, 2002
Issued and outstanding shares—301,901 at September 30, 2002 (unaudited) and 300,468 at March 31, 2002	3,019	3,005
Additional paid-in capital	5,905,121	5,907,754
Deferred compensation, net	(59,102)	(170,538)
Accumulated other comprehensive income	6,425	2,843
Accumulated deficit	(4,449,106)	(3,971,766)
Note receivable from stockholder	—	(47)

Total stockholders’ equity	1,406,357	1,771,251

Total liabilities and stockholders’ equity	$1,465,983	$1,829,193

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(unaudited)
(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net revenues	$30,219	$41,302	$60,374	$82,508
Cost of revenues (1)(2)	16,084	31,990	32,286	81,425

Gross profit	14,135	9,312	28,088	1,083
Operating expenses:
Research and development (1)	33,441	39,770	68,938	78,823
Selling, general and administrative (1)	14,989	19,355	31,315	39,792
Stock-based compensation (1)	35,936	36,793	104,680	73,586
Amortization of goodwill and purchased intangibles	—	23,339	—	192,887
Other purchased intangible asset impairment charges	—	—	204,284	—
Goodwill impairment charge	—	—	—	3,101,817
Restructuring costs	3,000	11,177	5,500	11,177

Total operating expenses	87,366	130,434	414,717	3,498,082

Operating loss	(73,231)	(121,122)	(386,629)	(3,496,999)
Other income (expense), net	(12,811)	(4,995)	(12,941)	(13,737)
Interest income, net	13,606	13,162	24,459	26,787

Net loss before income taxes and cumulative effect of accounting change	(72,436)	(112,955)	(375,111)	(3,483,949)
Income tax expense (benefit)	—	(17,012)	—	(49,826)

Net loss before cumulative effect of accounting change	(72,436)	(95,943)	(375,111)	(3,434,123)
Cumulative effect of accounting change	—	—	(102,229)	—

Net loss	$(72,436)	$(95,943)	$(477,340)	$(3,434,123)

Net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(0.24)	$(0.32)	$(1.25)	$(11.49)
Cumulative effect of accounting change	—	—	(0.34)	—

Basic and diluted net loss per share	$(0.24)	$(0.32)	$(1.59)	$(11.49)

Shares used in calculating basic and diluted loss per share	300,701	299,235	300,256	298,892

(1) Stock-based compensation expense related to acquired companies is excluded from the following (in thousands):
Cost of revenues	$419	$1,227	$1,856	$2,454
Research and development	11,413	18,368	52,090	36,735
Selling, general and administrative	24,104	17,198	50,734	34,397

	$35,936	$36,793	$104,680	$73,586

(2) Cost of revenues includes the following acquisition-related and other special charges (in thousands):
Amortization of developed core technology	$1,571	$14,586	$3,143	$29,170
Special excess inventory charge	—	—	—	15,859

	$1,571	$14,586	$3,143	$45,029

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended September 30,
	2002	2001
Operating Activities:
Net loss	$(477,340)	$(3,434,123)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Cumulative effect of accounting change	102,229	—
Depreciation and amortization	16,424	14,661
Amortization of purchased intangibles	3,143	222,057
Goodwill and other intangible asset impairment charges	204,284	3,101,817
Amortization of deferred compensation	104,682	73,586
Tax benefit of disqualifying dispositions	—	5,545
Noncash restructuring costs	45	8,727
Net loss on strategic equity investments	11,650	13,775
Loss on disposals of property and equipment	1,270	119
Changes in assets and liabilities:
Accounts receivable	3,258	62,795
Inventories	4,185	11,741
Other assets	5,951	(6,554)
Accounts payable	(3,507)	(12,173)
Accrued payroll and other accrued liabilities	6,156	7,342
Deferred income taxes	—	(56,674)
Deferred revenue	(431)	3,895

Net cash provided by (used for) operating activities	(18,001)	16,536
Investing Activities:
Proceeds from sales and maturities of investments	1,553,988	1,825,370
Purchases of investments	(1,742,544)	(1,697,456)
Proceeds from sales of strategic equity investments	—	2,902
Notes receivable from employees	(19)	98
Purchase of property and equipment	(3,651)	(18,996)

Net cash provided by (used for) investing activities	(192,226)	111,918
Financing Activities:
Proceeds from issuance of common stock, net	4,135	9,597
Repurchase of common stock	—	(29,397)
Payment on note receivable from stockholder	47	—
Payments on capital lease obligations	(228)	(274)
Payments on long-term debt	(351)	(329)
Other	104	30

Net cash provided by (used for) financing activities	3,707	(20,373)

Net increase (decrease) in cash and cash equivalents	(206,520)	108,081
Cash and cash equivalents at beginning of period	335,592	58,197

Cash and cash equivalents at end of period	$129,072	$166,278

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$84	$116

Income taxes	$223	$698

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

Accounting Change

Effective April 1, 2002, the Company completed the adoption of Statement of Financial Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that the Company discontinue amortizing the remaining balances of goodwill. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the implementation of SFAS 142, the Company recorded a non-cash charge of approximately $102.2 million to reduce the carrying value of its goodwill as of April 1, 2002. Such charge is reflected as the cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations. See Note 4.

The following table presents the impact of SFAS 142 on the net loss and the net loss per share as if SFAS 142 had been in effect for all periods presented in the interim condensed consolidated statements of operations (in thousands except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net loss—as reported	$(72,436)	$(95,943)	$(477,340)	$(3,434,123)
Adjustments:
Cumulative effect of accounting change	—	—	102,229	—
Amortization of goodwill	—	21,012	—	188,232
Amortization of assembled workforce previously classified as purchased intangible assets	—	1,048	—	2,097
Income tax effect	—	424	—	849

Total adjustments	—	22,484	102,229	191,178

Net loss—as adjusted	$(72,436)	$(73,459)	$(375,111)	$(3,242,945)

Basic and diluted net loss per share—as reported	$(0.24)	$(0.32)	$(1.59)	$(11.49)

Basic and diluted net loss per share—as adjusted	$(0.24)	$(0.25)	$(1.25)	$(10.85)

2.    NET LOSS PER SHARE

The reconciliation of the net loss used to calculate basic and diluted loss per share consists of the following (in thousands except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net loss (numerator):
Net loss before cumulative effect of accounting change	$(72,436)	$(95,943)	$(375,111)	$(3,434,123)
Cumulative effect of accounting change	—	—	(102,229)	—

Net loss	$(72,436)	$(95,943)	$(477,340)	$(3,434,123)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	301,528	301,103	301,124	300,812
Less: Unvested common shares outstanding	827	1,868	868	1,920

Shares used in basic and diluted net loss per share computation	300,701	299,235	300,256	298,892

Basic and diluted net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(0.24)	$(0.32)	$(1.25)	$(11.49)
Cumulative effect of accounting change	—	—	(0.34)	—

Basic and diluted net loss per share	$(0.24)	$(0.32)	$(1.59)	$(11.49)

Because the Company incurred net losses for the three and six months ended September 30, 2002 and 2001, the effect of dilutive securities has been excluded from the net loss per share computation as its impact would be antidilutive. The dilutive securities (in thousands) totaled 2,929 and 3,556 equivalent shares for the three and six months ended September 30, 2002, respectively, and 10,196 and 11,605 equivalent shares for the three and six months ended September 30, 2001, respectively.

3.    CERTAIN FINANCIAL STATEMENT INFORMATION

	September 30, 2002	March 31, 2002
Inventories (in thousands):
Finished goods	$5,605	$3,356
Work in process	5,961	12,485
Raw materials	857	767

	$12,423	$16,608

	September 30, 2002	March 31, 2002
Property and equipment (in thousands):
Machinery and equipment	$78,837	$81,084
Leasehold improvements	16,820	16,873
Computers, office furniture and equipment	72,106	82,382
Land	22,160	22,160

	189,923	202,499
Less accumulated depreciation and amortization	(98,632)	(96,087)

	$91,291	$106,412

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Other income (expense), net includes the following (in thousands):
Gain on strategic equity investments	$—	$—	$—	$1,225
Recognized impairments on strategic equity investments	(11,650)	(5,000)	(11,650)	(15,000)
Gains (losses) on disposals of property and equipment, net	(1,144)	(47)	(1,270)	(119)
Other	(17)	52	(21)	157

	$(12,811)	$(4,995)	$(12,941)	$(13,737)

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Interest income, net includes the following (in thousands):
Interest income	$10,405	$12,496	$19,945	$26,172
Net realized gains (losses) from short-term investments	3,241	721	4,598	732
Interest expense	(40)	(55)	(84)	(117)

	$13,606	$13,162	$24,459	$26,787

4.    GOODWILL AND OTHER PURCHASED INTANGIBLE ASSETS

As discussed in Note 1, effective April 1, 2002, the Company adopted SFAS 142, which requires the Company to discontinue amortizing goodwill and certain intangible assets with indefinite useful lives. Instead, all remaining balances of goodwill will be reviewed annually for impairment. Upon adoption on April 1, 2002, the Company completed its first impairment test, which resulted in the recording of a non-cash charge of $102.2 million to reduce the carrying value of its goodwill. In calculating the impairment charge, the fair value of the impaired reporting unit was estimated using both the discounted cash flow methodology as well as a market comparable approach. This charge is reflected as the cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations.

In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result of these indicators of impairment to the carrying value of the Company’s other purchased intangible assets, the Company performed an analysis of these assets as required under SFAS 144 and recorded an additional non-cash charge of $187.9 million for the impairment of developed core technology. In addition, the Company recorded a non-cash charge of $16.3 million as a result of the abandonment of the MMC Networks trademark in the first quarter of fiscal 2003. These charges are reflected as operating expenses in the condensed consolidated statement of operations for the six months ended September 30, 2002.

Net goodwill and other acquisition-related intangibles were as follows (dollar amounts in thousands):

	Life in Years	September 30, 2002	March 31, 2002
Goodwill	N/A	$262,089	$358,014
Developed core technology	5	18,864	209,956
Assembled workforce	N/A	—	6,304
Trademark	5	—	16,336

		$280,953	$590,610

As required by SFAS 142, assembled workforce was reclassified to goodwill effective April 1, 2002. The total balances presented above are net of accumulated amortization and impairments of $4.0 billion and $3.7 billion at September 30, 2002 and March 31, 2002, respectively.

Amortization of other purchased intangibles was $1.6 million and $3.1 million for the three and six months ended September 30, 2002 and $15.9 million and $31.7 million for the three and six months ended September 30, 2001.

In June 2001, as a result of the then current industry conditions, lower market valuations and reduced estimates of carrier capital equipment spending, the Company determined that there were indicators of impairment to the carrying value of goodwill. Based on a review of the value of the intangible assets in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-lived Assets to Be Disposed Of”, the Company recorded a charge of $3.1 billion to write down the value of intangible assets associated with its purchase acquisitions. This charge is reflected as operating expense in the condensed consolidated statement of operations for the six months ended September 30, 2001.

5.    RESTRUCTURING COSTS

As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunication equipment market will recover, in July 2002 the Company announced its second workforce reduction and restructuring program in the last two years. The July 2002 workforce reduction and restructuring program is comprised of the following components:

•
Closure of wafer manufacturing facility—In June 2002, the Company completed its plan to discontinue manufacturing non-communication ICs and close its internal wafer manufacturing facility. As a result, the Company recorded a charge of $2.5 million in the first quarter of fiscal 2003. The charge is comprised of severance packages for the manufacturing workforce, which had been notified of the reduction prior to June 30, 2002, and estimated facility restoration costs. The cash payments for severance and facilities restoration costs are estimated to be made by the end of the first quarter of fiscal 2004.

•
Global workforce reduction—In an effort to reduce the Company’s expenses and lower its breakeven point, in July 2002, the Company began implementation of a workforce reduction plan. This global workforce reduction plan resulted in a $3.0 million restructuring charge in the second quarter of fiscal 2003. Of this amount, $2.8 million is related to employee severance and approximately $200,000 is related to closing a design center and disposing of the assets. The payments for amounts related to employee severance were substantially paid as of September 30, 2002, and the remainder will be paid by the end of fiscal 2003. The amounts for the consolidation of facilities will be paid through the end of the related lease term.

In July 2001, the Company announced the first of its restructuring programs. The July 2001 plan was in response to the sharp downturn in business at the end of the Company’s fiscal 2001 and included reducing the Company’s overall cost structure and aligning manufacturing capacity with the then current demand. The July 2001 restructuring plan resulted in a total of $11.6 million of restructuring costs, which were recognized as operating expenses in the last three quarters of fiscal 2002. The July 2001 restructuring plan was comprised of the following components:

•	Workforce reduction—Approximately 5% of the workforce was eliminated, which resulted in severance payments of approximately $900,000 for fiscal 2002.

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

A summary of the July 2002 and July 2001 restructuring costs is as follows (in thousands):

	Total Costs	Noncash Charges	Cash Payments	Liability, September 30, 2002
July 2002 restructuring program:
Closure of wafer manufacturing facility:
Workforce reduction	$1,500	$—	$—	$1,500
Facilities restoration costs	1,000	—	—	1,000

	2,500	—	—	2,500
Global workforce reduction:
Employee severance	2,760	—	(2,527)	233
Consolidation of excess facilities	195	—	(41)	154
Property and equipment impairments	45	(45)	—	—

	3,000	(45)	(2,568)	387

July 2002 restructuring costs	5,500	(45)	(2,568)	2,887
July 2001 restructuring program:
Workforce reduction	900	—	(900)	—
Consolidation of excess facilities	1,950	—	(1,216)	734
Property and equipment impairments	8,727	(8,727)	—	—

July 2001 restructuring costs	11,577	(8,727)	(2,116)	734

Total restructuring costs	$17,077	$(8,772)	$(4,684)	$3,621

6.    STRATEGIC EQUITY INVESTMENTS

During the three months ended September 30, 2002, the Company recorded an impairment charge of $11.7 million to reduce the carrying value of its strategic equity investments. This charge reflects an other-than-temporary decline in the value of these private equity securities as a result of lower market valuations and declining private capital markets. Of the total $11.7 million impairment charge, $9.0 million is related to an investment made in Raza Foundries, Inc. in which S. Atiq Raza, an AMCC director, is the Chief Executive Officer and Chairman of the Board of Directors. During the six months ended September 30, 2001, the Company also recorded an impairment charge of $15.0 million, which was partially offset by a recognized gain of $1.2 million. These amounts are included in other income (expense), net in the Company’s unaudited condensed consolidated statements of operations for the periods indicated.

7.    COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net loss	$(72,436)	$(95,943)	$(477,340)	$(3,434,123)
Change in net unrealized gain on available-for-sale investments, net of tax	1,290	3,828	3,479	4,983
Foreign currency translation adjustment	7	65	103	14

Comprehensive income (loss)	$(71,139)	$(92,050)	$(473,758)	$(3,429,126)

8.    CONTINGENCIES

In April 2001, a series of similar federal complaints were filed against the Company and certain executive officers and directors of the Company. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleged violations of the Securities Exchange Act of 1934 (the “1934 Act”) and was brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the 1934 Act and Rule 10b-5 under the 1934 Act. Plaintiff sought monetary damages on behalf of the shareholder class. Defendants brought a motion to dismiss the consolidated federal complaint in March 2002. On May 9, 2002, the court granted the motion, dismissing the complaint, but giving plaintiff 45 days to file an amended complaint. On June 23, 2002, plaintiff filed an amended consolidated complaint. In general, the consolidated amended federal complaint alleges that the Company and the individual defendants misrepresented the Company’s financial prospects for the quarters ended December 31, 2000 and March 30, 2001, in order to inflate the value of the Company’s stock. Defendants brought a motion to dismiss the consolidated amended complaint, which motion was denied in October 2002. The Company expects that discovery in this matter will commence during the third quarter of fiscal 2003.

In May 2001, a series of similar state derivative actions were filed against the directors and certain executive officers of the Company. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of the financial prospects of the Company, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. Defendants demurred to the consolidated state complaint, which demurrer was partially granted and partially overruled in February 2002. In February 2002, the Company’s Board of Directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants intend to file motions seeking dismissal of the actions, which motions are expected to be heard by the court in early 2003. Limited discovery against the individual defendants in this lawsuit and third parties has commenced. The court has ordered limited discovery to take place regarding the special litigation committee’s report. The Company expects that such discovery will take place during the third quarter and conclude in the fourth quarter of fiscal 2003.

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

9.    RELATED PARTY TRANSACTIONS

From time to time the Company charters an aircraft for business travel from an aircraft charter company, which manages an aircraft owned by a company that AMCC’s Chairman of the Board, Chief Executive Officer and President controls. The Board of Directors unanimously approved a resolution to limit such charters to Company-related business matters at rates not to exceed market prices, up to a maximum of $800,000 in fiscal 2003. In the six months ended September 30, 2002, the Company expensed a total of $400,000 for such charters.

10.    SUBSEQUENT EVENTS

On October 16, 2002, the Company’s Board of Directors approved a stock repurchase program. Under this program, the Company is authorized to purchase up to $200 million in shares of its common stock.

11.    RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company has not yet determined the effect, if any, of the adoption of this statement on its results of operations and financial condition.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of operations. The MD&A is organized as follows:

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

•
Results of operations.    This section provides an analysis of our results of operations for the three and six months ended September 30, 2002 and 2001. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

OVERVIEW

We design, develop, manufacture, and market high-performance, high-bandwidth silicon solutions empowering intelligent wide area networks. We utilize a combination of digital, mixed-signal and high-frequency analog design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit products that enable the transport of voice and data over wide area networks. Our system solution portfolio includes switch fabric, traffic management, network processor, framer/mapper, physical layer, and physical media dependent devices that address the high-performance needs of the evolving intelligent wide area network. In addition, we supply silicon ICs for the automated test equipment, or ATE, high-speed computing and military markets.

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

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which will decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, we have excess capacity in our manufacturing facilities. Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

Goodwill and Intangible Asset Valuation

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist us in this process we used an independent valuation firm. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used are consistent with the plans and estimates that we use to manage our business, based on available historical information and industry averages. The judgments made in determining the estimated useful lives assigned to each class of assets acquired can also significantly affect our net operating results.

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

In addition, the value of our intangible assets, including goodwill, is exposed to future impairments if we experience further declines in operating results or additional negative industry or economic trends or if our future performance is below our projections and estimates.

Valuation of Strategic Equity Investments

We enter into certain equity investments for the promotion of business and strategic objectives. Based on our level of ownership interest, our policy is to value these investments at our historical cost. In addition, our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the investees’ financial condition, the existence and valuation of any subsequent rounds of financing and the impact of any contractual preferences, as well as the investees’ historical results, projected results, prospects for additional financing, and prevailing market conditions. If the actual outcomes for the investees are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods.

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would be required to reverse the valuation allowance which would be reflected as an income tax benefit.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) evidence an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors with rights of return are deferred until all return or cancellation privileges lapse. In addition, we record reductions to revenue for estimated allowances such as returns and competitive pricing programs. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

Allowance for Bad Debt

We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported results.

RESULTS OF OPERATIONS

Net Revenues.    Net revenues for the three and six months ended September 30, 2002 were $30.2 million and $60.4 million, respectively, a decrease of 27% from net revenues of $41.3 million and $82.5 million for the three and six months ended September 30, 2001, respectively.

The decline in revenues for the three and six months ended September 30, 2002 when compared to the three and six months ended September 30, 2001 is primarily due to a decrease in the volume of shipments of our communications ICs. This volume decrease was driven by reduced demand for our communications products as our customers for these products faced slower demand for their products. This decrease in the volume of shipments of our communication ICs was partially offset by increases in the shipments of our non-communications ICs. Revenues from sales of our non-communications products increased to 40% of net revenues for both the three and six months ended September 30, 2002 from 13% of net revenues for both the three and six months ended September 30, 2001. The increase in the non-communications IC revenue was driven by the fulfillment of certain last-time-buy orders generated as a result of the planned closure of the manufacturing facility in which our non-communications ICs are made. We expect that revenues from our non-communications products will decline materially over the next few quarters as we complete the last-time-buy orders. We anticipate that we will be substantially done fulfilling the last-time-buy orders by the fourth quarter of fiscal 2003. Due to the prolonged downturn in the communications portion of our business and lack of backlog visibility, we are not able to assess the near-term trend for our total net revenues, although we currently believe that net revenues for the three months ended December 31, 2002 will be less than the net revenues for the three months ended September 30, 2002.

Based on direct shipments, the percentage of net revenues to customers exceeding 10% of net revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Harris Corporation	27%	1%	27%	1%
Insight Electronics	7%	14%	7%	7%
Solectron Corporation	5%	10%	4%	12%

Looking through product shipments to distributors and subcontractors, the percentage of net revenues on an end-customer basis exceeding 10% of net revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Harris Corporation	27%	2%	27%	1%
Nortel Networks Corporation	18%	12%	14%	13%
Cisco Systems, Inc.	6%	15%	6%	10%

Sales outside of North America accounted for 29% and 30% of net revenues for the three and six months ended September 30, 2002, respectively, compared to 30% and 40% for the three and six months ended September 30, 2001, respectively.

Gross Margin.    Gross margin was 47% for both the three and six months ended September 30, 2002, respectively, compared to 23% and 1% for the three and six months ended September 30, 2001, respectively. The increase in gross margin was primarily attributable to decreases in non-cash acquisition-related charges and a special prior year charge for excess inventory of $15.9 million.

In the three and six months ended September 30, 2002, cost of revenues included approximately $1.6 million and $3.1 million of non-cash purchased intangible amortization, respectively, compared to $14.6 million and $29.2 million in the three and six months ended September 30, 2001, respectively. Excluding the effect of these non-cash amortization charges and the special inventory charge in the three months ended June 30, 2001, gross margin was 52% for both the three and six months ended September 30, 2002, compared to 58% and 56% in the three and six months ended September 30, 2001, respectively. This decrease in gross margin, exclusive of non-cash purchase accounting charges and the special inventory charge, reflects the under utilization of our manufacturing facilities and a decrease in the volume of our product shipments, as well as accelerated depreciation as a result of the decision to close the internal wafer manufacturing facility. Due to the current market conditions and uncertainty with respect to expected shipment volumes, we anticipate that gross margin will continue to be affected by fluctuations in the volume of our product sales, fluctuations in wafer costs, ongoing non-cash amortization of purchased intangibles and the under utilization of our manufacturing facilities. However, when the closure of our wafer manufacturing facility is complete, currently estimated to be the end of our fiscal year, we expect to reduce the manufacturing facility under utilization included in cost of revenues by approximately $3.0 million per quarter. At September 30, 2002, the balance of purchased intangible assets expected to be charged to cost of revenues was $18.9 million. See “Amortization of Goodwill and Purchased Intangibles.”

Research and Development.    Research and development (“R&D”) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. R&D expenses decreased 16% to approximately $33.4 million and 13% to approximately $68.9 million for the three and six months ended September 30, 2002, respectively, from approximately $39.8 million and $78.8 million for the three and six months ended September 30, 2001, respectively. The decrease in R&D spending is a result of streamlining and prioritizing our product development efforts, reducing subcontracting costs and the effect of the global workforce reduction. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Currently, R&D expenses are focused on the development of products and processes for the communications markets, and we expect to continue this focus. We expect R&D in absolute dollars to decrease modestly on a quarterly basis throughout fiscal 2003 as we continue to streamline our cost structure and implement our workforce reduction program. See “Restructuring Costs” below.

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. SG&A expenses were approximately $15.0 million, or 50% of net revenues, and $31.3 million, or 52% of net revenues, for the three and six months ended September 30, 2002, respectively, as compared to approximately $19.4 million, or 47% of net revenues, and $39.8 million, or 48% of net revenues, for the three and six months ended September 30, 2001, respectively. The decrease in SG&A expenses in absolute dollars was primarily attributable to the decrease in payroll and related benefits as a result of reduced headcount, decreases in commissions as a result of lower net revenues and lower travel and marketing expenses as we reduced discretionary spending. We expect SG&A in absolute dollars to decrease modestly on a quarterly basis throughout fiscal 2003, as we continue cost reduction programs, reduce discretionary spending and implement our workforce reduction program. See “Restructuring Costs” below.

Stock-based Compensation.    Stock-based compensation expense represents the amortization of deferred compensation as well as any expense related to options subject to variable accounting. Deferred compensation is the difference between the fair value of our common stock at the date of an acquisition and the exercise price of the unvested stock options assumed in the acquisition. In fiscal 2001, we recorded approximately $438.8 million of deferred compensation, in connection with stock options assumed in our purchase acquisitions. Stock-based compensation charges were $35.9 million and $104.7 million for the three and six months ended September 30, 2002, respectively, compared to $36.8 million and $73.6 million for the three and six months ended September 30, 2001, respectively. The increase for the six months ended September 30, 2002 is related to an acceleration of the deferred compensation charge in the first quarter of fiscal 2003 resulting from the voluntary cancellation of certain employees’ stock options in connection with our stock option exchange program. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $132.7 million, $30.7 million, and $398,000 during the fiscal years ending March 31, 2003, 2004, and 2005, respectively. These charges could be reduced based on the level of employee turnover. Future acquisitions of businesses may result in substantial additional charges. Such charges may cause fluctuations in our interim or annual operating results.

Amortization of Goodwill and Purchased Intangibles.    Goodwill is recorded as the amount by which the aggregate consideration paid for an acquisition exceeds the fair value of the net tangible and intangible assets acquired. Purchased intangible assets include developed technology, trademarks and assembled workforce. As required by SFAS 142, adopted in April 2002, we ceased amortizing goodwill as of the beginning of April 2002 and reclassified $6.3 million of assembled workforce to goodwill. Including the amortization of developed core technology, which is included in cost of revenues, amortization of goodwill and purchased intangible assets was $1.6 million and $3.1 million for the three and six months ended September 30, 2002, respectively, and $37.9 million and $222.1 million for the three and six months ended September 30, 2001, respectively. The decrease is primarily related to discontinuing the periodic amortization of goodwill and the impairment of other purchased intangible assets recorded as of the beginning of April 2002. See “Other Intangible Asset Impairment Charges” below.

We expect amortization expense for other purchased intangibles, including amounts which will be charged to cost of revenues, to be $3.1 million throughout the remainder of fiscal 2003, $6.3 million annually through fiscal 2005 and $3.1 million for fiscal 2006.

Other Purchased Intangible Asset Impairment Charges.    In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result of these indicators of impairment to the carrying value of our other purchased intangible assets, we performed an additional analysis of these assets as required under SFAS 144, and recorded an additional non-cash charge of $187.9 for the impairment of developed core technology in the first quarter of fiscal 2003. We also recorded a non-cash charge of $16.3 million as a result of the abandonment of the MMC Networks trademark in the first quarter of fiscal 2003.

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

Restructuring Costs.    As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunication equipment market will recover, in July 2002 the Company announced its second workforce reduction and restructuring program in the last two years. The July 2002 workforce reduction and restructuring program is comprised of the following components:

•
Closure of wafer manufacturing facility—In June 2002, the Company completed its plan to discontinue manufacturing non-communication ICs and close its internal wafer manufacturing facility. As a result, the Company recorded a charge of $2.5 million in the first quarter of fiscal 2003. The charge is comprised of severance packages for the manufacturing workforce, which had been notified of the reduction prior to June 30, 2002, and estimated facility restoration costs. The cash payments for severance and facilities restoration costs are estimated to be made by the end of the first quarter of fiscal 2004.

•
Global workforce reduction—In an effort to reduce the Company’s expenses and lower its breakeven point, in July 2002, the Company began implementation of a workforce reduction plan. This global workforce reduction plan resulted in a $3.0 million restructuring charge in the second quarter of fiscal 2003. Of this amount, $2.8 million is related to employee severance and approximately $200,000 is related to closing a design center and disposing of the assets. The payments for amounts related to employee severance were substantially paid as of September 30, 2002, and the remainder will be paid by the end of fiscal 2003. The amounts for the consolidation of facilities will be paid through the end of the related lease term.

In July 2001, the Company announced the first of its restructuring programs. The July 2001 plan was in response to the sharp downturn in business at the end of the Company’s fiscal 2001 and included reducing the Company’s overall cost structure and aligning manufacturing capacity with the then current demand. The July 2001 restructuring plan resulted in a total of $11.6 million of restructuring costs, which were recognized as operating expenses in the last three quarters of fiscal 2002. The July 2001 restructuring plan was comprised of the following components:

•
Workforce reduction—Approximately 5% of the workforce was eliminated, which resulted in severance payments of approximately $900,000 for fiscal 2002. These payments were substantially paid by the end of fiscal 2002.

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

Other Expenses, Net.    Other expenses, net, primarily includes recorded gains and losses on strategic equity investments as well as gains and losses from dispositions of property and equipment. Other expenses for the three and six months ended September 30, 2002 primarily consist of a recognized impairment charge of $11.7 million for certain strategic equity investments and losses on certain fixed asset disposals. In the six months ended September 30, 2001, we realized a gain on our strategic equity investments of $1.2 million, offset by an impairment charge of $15.0 million and certain losses on fixed asset disposals.

Interest Income, Net.    Net interest income reflects interest earned on average cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest accrued on our debt and capital lease obligations. Net interest income was $13.6 million and $24.5 million for the three and six months ended September 30, 2002, respectively, which is consistent with the $13.2 million and $26.8 million for the three and six months ended September 30, 2001, respectively, due to the realization of gains on sales of short-term investments offset by lower interest income due to lower yields and cash balances in fiscal 2003.

Income Taxes.    We recorded no income taxes for the three and six months ended September 30, 2002, compared to income tax benefits of $17.0 million and $49.8 million for the three and six months ended September 30, 2001. The difference between our effective tax rates and the federal statutory rate for the three and six months ended September 30, 2002 primarily resulted from the fact that we are establishing valuation allowances for our deferred tax assets being generated in the current year, as it is more likely than not that our net operating loss and other credit carryforwards will expire unused. The differences between our effective tax rate and our federal statutory rate for the three and six months ended September 30, 2001 resulted from the non-deductibility of certain acquisition-related expenses from our purchase transactions completed during fiscal 2001.

Accounting Change.    As a result of the initial impairment review performed as of April 1, 2002 as required by the adoption of SFAS 142, we recorded a non-cash charge of $102.2 million as the cumulative effect of an accounting change. The following table presents the impact of SFAS 142 on the net loss and the net loss per share as if SFAS 142 had been in effect for all periods presented in the interim condensed consolidated statements of operations (in thousands except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2002	2001	2002	2001
Net loss—as reported	$(72,436)	$(95,943)	$(477,340)	$(3,434,123)
Adjustments:
Cumulative effect of accounting change	—	—	102,229	—
Amortization of goodwill	—	21,012	—	188,232
Amortization of assembled workforce previously classified as purchased intangible assets	—	1,048	—	2,097
Income tax effect	—	424	—	849

Total adjustments	—	22,484	102,229	191,178

Net loss—as adjusted	$(72,436)	$(73,459)	$(375,111)	$(3,242,945)

Basic and diluted net loss per share—as reported	$(0.24)	$(0.32)	$(1.59)	$(11.49)

Basic and diluted net loss per share—as adjusted	$(0.24)	$(0.25)	$(1.25)	$(10.85)

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2002, our principal source of liquidity consisted of $1.0 billion in cash, cash equivalents and short-term investments. Working capital as of September 30, 2002 was $1.0 billion, and total long-term debt was only $1.7 million. At the end of September 30, 2002, we had future operating lease obligations not included on our balance sheet totaling $46.4 million, primarily related to facilities and engineering design software tools.

For the six months ended September 30, 2002, we used $18.0 million of cash to fund our operations compared to generating $16.5 million from our operations in the six months ended September 30, 2001. Although we had a net loss of $477.3 million for the six months ended September 30, 2002, $414.3 million, or 87%, was non-cash and related to amortization or impairments of amounts recorded in connection with our purchase acquisitions. The remaining change in operating cash flows for the six months ended September 30, 2002, primarily reflects decreases in receivables, inventories, other assets and accounts payable, plus increases in other accrued liabilities. Net cash provided by operations for the six months ended September 30, 2001 primarily reflects our operating results before non-cash charges, plus decreases in accounts receivable and inventories, offset by deferred taxes.

We used $192.2 million of cash from investing activities during the six months ended September 30, 2002, compared to generating $111.9 million during the six months ended September 30, 2001. The outflow of cash for the six months ended September 30, 2002 primarily represents the net purchases of available-for-sale investments, as we looked to increase our investment return by shifting our cash to investments with longer initial maturities.

Capital expenditures totaled $3.7 million and $19.0 million for the six months ended September 30, 2002 and 2001, respectively. These capital expenditures primarily consisted of the purchases of engineering hardware and design software.

We generated $3.7 million of cash in the six months ended September 30, 2002 from financing activities compared to using $20.4 million for the six months ended September 30, 2001. The major financing source of cash in the six months ended September 30, 2002 was from the sale of our common stock through the exercise of employee stock options and purchases through the employee stock purchase plan. The major use of cash from financing activities was for the repayment of debt and capital lease obligations.

On October 16, 2002, our Board of Directors approved a stock repurchase program whereby we were authorized to expend up to $200 million to purchase our common stock. Depending on market conditions and other factors, repurchases will be made from time to time in the open market and in negotiated transactions, including block transactions, at times and prices considered appropriate by the Company. Such program may be discontinued at any time. Under a similar program which expired in September 2002, the Company repurchased 3.6 million shares of common stock for $29.4 million in the six months ended September 30, 2001.

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

The following table summarizes our contractual obligations as of September 30, 2002 (in thousands):

	Notes Payable	Operating Leases	Capital Leases	Total
Six months ended March 31, 2003	$386	$6,655	$208	$7,249
Fiscal 2004	516	14,803	679	15,998
Fiscal 2005	—	12,022	—	12,022
Fiscal 2006	—	4,162	—	4,162
Fiscal 2007	—	2,199	—	2,199
Thereafter	—	4,780	—	4,780

Total	$902	$44,621	$887	$46,410

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•
the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our customers’ products or their customers’ products, stockpiling of our products or otherwise;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	general communications equipment industry and semiconductor industry conditions, including the effects of the current significant slowdown;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	the effects of the pending closure of our internal wafer fabrication facility or July 2002 workforce reduction to take place over the remainder of fiscal 2003;

•	increases in the costs of products or discontinuance of products by suppliers;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	changes in the mix of products that our customers buy;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies;

•	costs associated with compliance with applicable environmental regulations or remediation;

•	the effects of changes in interest rates or the credit worthiness on the value and yield of our short-term investment portfolio;

•
costs associated with litigation, including without limitation, litigation judgments or settlements relating to the use or ownership of intellectual property or the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws and various state claims;

•	the ability of our customers to obtain components from their other suppliers;

•
the effects of war or acts of terrorism, such as disruptions in general economic activity, changes in logistics and security arrangements, and reduced customer demand for our products and services; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test or assembly constraints for devices, which adversely affects our ability to meet our production obligations;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	the pending closure of our internal wafer fabrication facility; and

•
shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our revenues are increasingly derived from sales of ASSPs, or application-specific standard products, as compared to ASICs or application-specific integrated circuits. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which makes it more difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

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

If the downturn in the communications equipment industry continues, our revenues and profitability will continue to be adversely affected.

We derive a majority of our revenues from communications equipment manufacturers. The communications equipment industry is experiencing a significant extended downturn and as a result, the financial condition of many telecom companies has significantly declined. This downturn has severely affected carrier capital equipment expenditures, which in turn affect the demand for our products and our revenues and profitability. We cannot predict how long this downturn will last, but as long as it does, our revenues and profitability will continue to be impacted. In addition, our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support capability constrains our ability to reduce expenses.

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

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from any of our key customers. Many of our key customers have announced dramatic declines in demand for their products into which our products are incorporated. As a result, new orders from these customers have been deferred, and customers may have overstocked our products. In addition, one or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise. Continued reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly further reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	design wins with customers may not result in sales to such customers;

•	the introduction of a customer’s new products may be late or less successful in the market than planned;

•	a customer’s product line using our products may rapidly decline or be phased out;

•	our agreements with customers typically do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products; and

•	the continued viability of these customers.

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

An important part of our strategy is to continue our focus on the markets for wireline communications ICs. If we are unable to expand our share of these markets further, our revenues may not grow and could decline further.

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

        A significant portion of our revenues in recent periods has been, and is expected to continue to be, derived from sales of products based on SONET, SDH, DWDM, and ATM transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and Fibre Channel communications standards, sales volumes of these products are modest, and we may not be successful in addressing the market opportunities for products based on these standards.

Customers for our products generally have substantial technological capabilities and financial resources. They traditionally use these resources to internally develop their own products. The future prospects for our products in these markets are dependent upon our customers’ acceptance of our products as an alternative to their internally developed products. Future prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Network equipment vendors may in the future continue to use internally developed ASIC components and general-purpose products. They also may decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products.

If our network equipment vendor customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase our products, or if we are otherwise unable to develop strong relationships with network equipment vendors, our business, financial condition and results of operations would be materially and adversely affected.

Our industry and markets are subject to consolidation, which may result in stronger competitors, fewer customers and reduced demand.

There has been a trend toward industry consolidation among communications IC companies, network equipment companies and telecom companies for several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, fewer customers and reduced demand, which in turn could have a material adverse effect on our business, operating results, and financial condition.

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

We are subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws, therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

Our cash and cash equivalents and portfolio of short-term investments are exposed to certain market risks.

        We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates, credit ratings of the issuers and foreign currency exchange rates. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. We do not use derivative financial instruments to manage any of these risks or for any other purpose. Although we make investment decisions in accordance with our investment policy guidelines in order to maintain safety and liquidity, increases in interest rates, decreases in the creditworthiness of one or more of the issuers in the portfolio or adverse changes in foreign currency exchange rates could have a material adverse impact on our financial condition or results of operations.

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

To develop new products for the communications markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. In addition, we must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet customers’ changing needs. We must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. If we are not successful in introducing such advances, we will be unable to timely bring to market new products and our revenues will suffer.

Products for communications applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards for a significant period of time, we could miss opportunities to achieve crucial design wins. If we fail to do so, we may not achieve design wins with key customers or may subsequently lose such design wins, and our business will significantly suffer because once a customer has designed a supplier’s product into its system, the customer typically is extremely reluctant to change its supply source due to significant costs associated with qualifying a new supplier.

The markets in which we compete are highly competitive and subject to rapid technological change, price erosion and heightened competition.

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

In addition, our competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements, that are available to customers on a more timely basis than comparable products from us or that have the potential to replace or provide lower cost alternatives to our products. The introduction of such enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable. Furthermore, once a customer has designed a supplier’s product into its system, the customer is unlikely to change its supply source due to the significant costs associated with qualifying a new supplier. Finally, we expect that certain of our competitors and other semiconductor companies may seek to develop and introduce products that integrate the functions performed by our IC products on a single chip, thus eliminating the need for our products. Each of these factors could have a material adverse effect on our business, financial condition and results of operations.

In the communications markets, we compete primarily against companies such as Agere, Broadcom, Conexant, Infineon, Intel, Maxim, Multilink, PMC-Sierra, TriQuint, and Vitesse. In addition, certain of our customers or potential customers have internal IC design and/or manufacturing capability with which we compete. Any failure by us to compete successfully in these target markets, particularly in the communications markets, would have a material adverse effect on our business, financial condition and results of operations.

Revenues that are currently derived from non-communications markets have generally been declining and we expect them to continue to decline in future periods.

We have derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets and currently anticipate that we will continue to derive revenues from sales to customers in these markets in the near term. We are not currently developing products for these markets, and have initiated a plan to exit these markets entirely. The plan includes closing the facility where a majority of these products are manufactured, as well as coordinating a last time buy program with our customers in these markets. As a result of the last-time-buy program, our revenues from sales of our non-communications products increased to 40% of net revenues for the three and six months ended September 30, 2002 from 13% of net revenues for the three and six months ended September 30, 2001. We expect that our revenues from our non-communications products will decline materially over the next few quarters as we complete the last-time-buy orders. We anticipate that we will be substantially done fulfilling the last-time-buy orders by the end of fiscal 2003.

The closing of our internal foundry could result in liability and reduced revenues.

A significant portion of our recent revenues has been derived from products developed for and manufactured in our internal foundry. We have announced plans to close our internal foundry by the end of fiscal 2003. Our plans for closing this facility include notifying customers of the closing, giving them an opportunity to place last-time-buy orders and building a supply of certain products. Once the facility is closed, we will not have the ability to manufacture the products designed for manufacture in the facility, which subjects us to substantial risks, including:

•	we may be unable to repair or replace defective products;

•	we may be unable to fulfill customer orders for products which are not in our inventory;

•	if we do not build or effectively store products which we have committed to customers, we may incur liability to these customers;

•	if we are unable to successfully design and sell products manufactured in external foundries, our revenues will decline; and,

•	costs and liabilities associated with closing the foundry may exceed our estimates.

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

To manage operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate, and manage our employees. The integration of past and future potential acquisitions will require significant additional management, technical and administrative resources. We cannot be certain that we will be able to manage our expanded operations effectively.

A disruption in the manufacturing capabilities of our outside foundries would negatively impact the production of certain of our products.

We currently rely on outside foundries for the manufacture of the majority of our products. Once we close our internal foundry, all of our products will be manufactured by outside foundries. These outside foundries generally manufacture our products on a purchase order basis and we generally do not have long-term supply arrangements or contracts with these suppliers. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time. In addition, the transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

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

If the foundries or subcontractors we use to manufacture our products discontinue the manufacturing processes needed to meet our demands, or fail to upgrade their technologies needed to manufacture our products, we may be unable to deliver products to our customers, which could materially adversely affect our operating results.

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

Our yields decline whenever a substantial percentage of wafers must be rejected or a significant number of die on each wafer are nonfunctional. Such declines can be caused by many factors, including minute levels of contaminants in the manufacturing environment, design issues, defects in masks used to print circuits on a wafer and difficulties in the fabrication process. Design iterations and process changes by our suppliers can cause a risk of defects. Many of these problems are difficult to diagnose, are time consuming and expensive to remedy, and can result in shipment delays.

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

Though we intend to close our wafer manufacturing facility by the end of fiscal 2003, we still manufacture a portion of our ICs at that facility. Because the majority of our costs of manufacturing are relatively fixed, downturns in the volumes manufactured by our internal process such as wafer fabrication and test and assembly will result in substantially higher unit costs and may result in reduced gross profit and net income.

Manufacturing ICs requires manufacturing tools which are unique to each product being produced. If one of these unique manufacturing tools was damaged or destroyed, then our ability to manufacture the related product and fulfill any last-time-buy orders would be impaired and our business would suffer until the tools were repaired or replaced.

Due to an industry transition to six-inch, eight-inch and twelve-inch wafer fabrication facilities, there is a limited number of suppliers of the four-inch wafers that we use to build products in our existing manufacturing facility, and we rely on a single supplier for these wafers. We believe that we will have sufficient access to four-inch wafers to support production in our existing fabrication facility until it is closed. However, if we are unable to attain sufficient numbers of these four-inch wafers, it may prevent us from fulfilling our last-time-buy orders with certain customers of our legacy products.

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

In order to remain competitive, we expect to continue to transition our products to increasingly smaller line width geometries. This transition will require us to migrate to new manufacturing processes for our products and redesign certain products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance, and we have designed products to be manufactured at as little as .13 micron geometry processes. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality into our products. However, we may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis.

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

Our future success will depend upon our ability to continue to improve existing process technologies or acquire new process technologies. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs and/or improve product performance. We may not be able to improve our process technologies or otherwise gain access to new process technologies in a timely or affordable manner. In addition, products based on these technologies may not achieve market acceptance.

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

Early in 2001, California experienced prolonged energy alerts and blackouts caused by disruption in energy supplies. As a consequence, California continues to experience substantially increased costs of electricity and natural gas. To minimize the potential disruption to our business, we equipped our internal manufacturing facilities with generators. We are unsure whether these alerts and blackouts will reoccur or how severe they may become in the future. Several of our facilities, including our principal executive offices, are located in California. Many of our customers and suppliers are also headquartered or have substantial operations in California. If we, or any of our major customers located in California, experience a sustained disruption in energy supplies, our results of operations could be materially and adversely affected.

Our internal manufacturing facilities are located in San Diego, California and our external manufacturing operations are concentrated in Taiwan, Republic of China. These areas are subject to natural disasters such as earthquakes or floods. We do not have earthquake or business interruption insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster or other catastrophic event could have a material adverse impact on our business, financial condition and operating results.

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

As with past purchase acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. In connection with our six purchase acquisitions in fiscal 2001, we recorded goodwill in the aggregate amount of approximately $4.0 billion. In accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of”, we recorded a goodwill impairment charge of $3.1 billion in the three months ended June 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. In connection with the adoption of SFAS 141, “Business Combinations” and SFAS 142, “Goodwill and Other Intangible Assets” in the first quarter of fiscal 2003, we recorded a $102.2 million charge for the impairment of the carrying value of goodwill and an additional $204.3 million for the estimated impairment of the carrying value of other purchased intangibles. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of goodwill or other intangible assets. Any of these risks could materially harm our business, financial condition and results of operations. Any business that we acquire may not achieve anticipated revenues or operating results.

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

Litigation may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Such litigation could result in substantial costs and diversion of resources, including the attention of our management and technical personnel and could have a material adverse effect on our business, financial condition and results of operations. We may be accused of infringing on the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not harm our business.

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

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;
•	announcements or introductions of new products;
•	technological innovations or setbacks by us or our competitors;
•	conditions in the semiconductor, telecommunications, data communications or high-speed computing markets;
•	the commencement or outcome of litigation;
•	changes in ratings and estimates of our performance by securities analysts;
•	announcements of merger or acquisition transactions;
•	our inclusion in certain stock indices; and
•	other events or factors.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. We invest our excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with strong credit ratings as specified in our investment policy. We have also established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We do not use derivative financial instruments.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2002, our investment portfolio includes fixed-income securities classified as available-for-sale investments with a fair market value of $915.2 million and a cost basis of $905.3 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2002 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2002	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
U.S. government and government agency notes and bonds	$457,131	$450,380	$444,350	$437,362	$431,209	$425,271	$419,656
Corporate notes and bonds and other	493,552	488,143	482,887	477,790	472,832	468,011	463,309

Total	$950,683	$938,523	$927,237	$915,152	$904,041	$893,282	$882,965

These instruments are not leveraged and are held for purposes other than trading. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS, which are representative of the historical movements in the Federal Funds Rate.

We invest in equity instruments of private companies for business and strategic purposes. These investments are classified as long-term strategic equity investments and are valued based on our historical cost, less any recognized impairments. The estimated fair values are not necessarily representative of the amounts that we could realize in a current transaction.

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

ITEM 4.     CONTROLS AND PROCEDURES

On November 4, 2002, the Company’s chief executive officer and chief financial officer performed an evaluation of the Company’s disclosure controls and procedures. Based on that evaluation, the chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective and sufficient to ensure that information required to be disclosed by the Company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in the Company’s internal controls since November 4, 2002. The Company is not aware of any significant change in any other factors that could significantly affect its internal controls subsequent to November 4, 2002.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In April 2001, a series of similar federal complaints were filed against the Company and certain executive officers and directors of the Company. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleged violations of the Securities Exchange Act of 1934 (the “1934 Act”) and was brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the 1934 Act and Rule 10b-5 under the 1934 Act. Plaintiff sought monetary damages on behalf of the shareholder class. Defendants brought a motion to dismiss the consolidated federal complaint in March 2002. On May 9, 2002, the court granted the motion, dismissing the complaint, but giving plaintiff 45 days to file an amended complaint. On June 23, 2002, plaintiff filed an amended consolidated complaint. In general, the consolidated amended federal complaint alleges that the Company and the individual defendants misrepresented the Company’s financial prospects for the quarters ended December 31, 2000 and March 30, 2001, in order to inflate the value of the Company’s stock. Defendants brought a motion to dismiss the consolidated amended complaint, which motion was denied in October 2002. The Company expects that discovery in this matter will commence during the third quarter of fiscal 2003.

In May 2001, a series of similar state derivative actions were filed against the directors and certain executive officers of the Company. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of the financial prospects of the Company, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. Defendants demurred to the consolidated state complaint, which demurrer was partially granted and partially overruled in February 2002. In February 2002, the Company’s Board of Directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants intend to file motions seeking dismissal of the actions, which motions are expected to be heard by the court in early 2003. Limited discovery against the individual defendants in this lawsuit and third parties has commenced. The court has ordered limited discovery to take place regarding the special litigation committee’s report. The Company expects that such discovery will take place during the third quarter and conclude in the fourth quarter of fiscal 2003.

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on August 28, 2002. Of the 300,876,538 shares of our common stock that could be voted at the annual meeting, 260,769,290 shares, or 87%, were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

(a)  Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld
Cesar Cesaratto	257,926,771	2,842,519
Franklin P. Johnson, Jr.	256,679,229	4,090,061
Kevin N. Kalkhoven	258,026,492	2,742,798
L. Wayne Price	256,723,445	4,045,845
S. Atiq Raza	257,991,067	2,778,223
David M. Rickey	256,772,569	3,996,721
Roger A. Smullen, Sr.	257,838,954	2,930,336
Douglas C. Spreng	257,931,290	2,838,000
Arthur B. Stabenow	257,879,913	2,889,377
Harvey P. White	257,997,385	2,771,905

(b)  Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2003:

For	Against	Abstain
251,182,268	8,426,436	1,159,486

ITEM 5.     OTHER INFORMATION

This report when filed with the SEC was accompanied by written statements by David Rickey, our chief executive officer, and William Bendush, our chief financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

10.39    Separation Agreement by and between the Company and Douglas C. Spreng.

(b)  Reports on Form 8-K

The Company did not file any current reports on Form 8-K with the SEC during the quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ WILLIAM BENDUSH
William Bendush Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial Officer)

Date:  November 5, 2002

CERTIFICATIONS

I, David Rickey, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Applied Micro Circuits Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID RICKEY
David Rickey, Chief Executive Officer
Dated:  November 5, 2002

I, William Bendush, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Applied Micro Circuits Corporation;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.  The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ WILLIAM BENDUSH
William Bendush, Chief Financial Officer

Dated:  November 5, 2002

EXHIBIT INDEX

Exhibit Number	Description

10.39	Separation Agreement by and between the Company and Douglas C. Spreng