Form 10-Q
period 2002-12-31
APPLIED MICRO CIRCUITS CORP
filed 2003-02-06
CIK 711065

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal quarter ended December 31, 2002

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒  No  ☐

As of January 31, 2003, 303,657,752 shares of the Registrant’s Common Stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2002	March 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$135,187	$335,592
Short-term investments—available-for-sale	911,874	723,117
Accounts receivable, net	7,155	14,191
Inventories	9,885	16,608
Other current assets	27,077	27,653

Total current assets	1,091,178	1,117,161
Property and equipment, net	70,966	106,412
Goodwill and purchased intangibles, net	279,381	590,610
Strategic equity investments	2,850	14,523
Other assets	608	487

Total assets	$1,444,983	$1,829,193

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,404	$18,378
Accrued payroll and related expenses	10,266	9,812
Other accrued liabilities	32,725	25,246
Deferred revenue	3,056	2,223
Current portion of long-term debt and capital lease obligations	1,433	1,138

Total current liabilities	61,884	56,797
Long-term debt and capital lease obligations, less current portion	—	1,145
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at December 31, 2002
Issued and outstanding shares—302,400 at December 31, 2002 (unaudited) and 300,468 at March 31, 2002	3,024	3,005
Additional paid-in capital	5,905,393	5,907,754
Deferred compensation, net	(43,614)	(170,538)
Accumulated other comprehensive income	6,461	2,843
Accumulated deficit	(4,488,165)	(3,971,766)
Note receivable from stockholder	—	(47)

Total stockholders’ equity	1,383,099	1,771,251

Total liabilities and stockholders’ equity	$1,444,983	$1,829,193

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net revenues	$21,114	$40,220	$81,488	$122,728
Cost of revenues (1)(2)	13,927	31,307	46,213	112,732

Gross profit	7,187	8,913	35,275	9,996
Operating expenses:
Research and development (1)	32,040	38,275	100,978	117,098
Selling, general and administrative (1)	14,467	18,277	45,782	58,069
Stock-based compensation (1)	15,153	36,793	119,833	110,379
Amortization of goodwill and purchased intangibles	—	23,339	—	216,226
Other purchased intangible asset impairment charges	—	—	204,284	—
Goodwill impairment charge	—	—	—	3,101,817
Restructuring costs	—	200	5,500	11,377

Total operating expenses	61,660	116,884	476,377	3,614,966

Operating loss	(54,473)	(107,971)	(441,102)	(3,604,970)
Other income (expense), net	3,657	(401)	(9,263)	(14,176)
Interest income, net	11,757	10,840	36,195	37,665

Net loss before income taxes and cumulative effect of accounting change	(39,059)	(97,532)	(414,170)	(3,581,481)
Income tax benefit	—	(16,231)	—	(66,057)

Net loss before cumulative effect of accounting change	(39,059)	(81,301)	(414,170)	(3,515,424)
Cumulative effect of accounting change	—	—	(102,229)	—

Net loss	$(39,059)	$(81,301)	$(516,399)	$(3,515,424)

Net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(0.13)	$(0.27)	$(1.38)	$(11.78)
Cumulative effect of accounting change	—	—	(0.34)	—

Basic and diluted net loss per share	$(0.13)	$(0.27)	$(1.72)	$(11.78)

Shares used in calculating basic and diluted loss per share	301,622	297,360	300,711	298,381

(1) Stock-based compensation expense related to acquired companies is excluded from the following (in thousands):

Cost of revenues	$400	$1,227	$2,256	$3,681
Research and development	10,467	18,370	62,557	55,105
Selling, general and administrative	4,286	17,196	55,020	51,593

	$15,153	$36,793	$119,833	$110,379

(2) Cost of revenues includes the following acquisition-related and other special charges (in thousands):

Amortization of developed core technology	$1,572	$14,584	$4,715	$43,754
Special excess inventory charge	—	—	—	15,859

	$1,572	$14,584	$4,715	$59,613

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2002	2001
Operating Activities:
Net loss	$(516,399)	$(3,515,424)
Adjustments to reconcile net loss to net cash used for operating activities:
Cumulative effect of accounting change	102,229	—
Depreciation and amortization	24,504	22,019
Amortization of purchased intangibles	4,715	259,982
Goodwill and other intangible asset impairment charges	204,284	3,101,817
Amortization of deferred compensation	119,833	110,393
Noncash restructuring costs	45	8,727
Net loss on strategic equity investments	11,650	13,775
Loss (gain) on disposals of property and equipment	(2,387)	401
Changes in assets and liabilities:
Accounts receivable	7,036	65,691
Inventories	6,723	13,670
Other assets	1,569	(9,449)
Accounts payable	(3,974)	(14,239)
Accrued payroll and other accrued liabilities	7,888	(706)
Deferred income taxes	—	(67,364)
Deferred revenue	833	(3,064)

Net cash used for operating activities	(31,451)	(13,771)
Investing Activities:
Proceeds from sales and maturities of investments	2,994,234	2,160,455
Purchases of investments	(3,179,302)	(2,069,866)
Proceeds from sales of strategic equity investments	—	2,902
Notes receivable from employees	(13)	100
Purchase of property and equipment	(4,181)	(25,711)
Proceeds from sale of property	16,432	—

Net cash provided by (used for) investing activities	(172,830)	67,880
Financing Activities:
Proceeds from issuance of common stock, net	4,747	13,339
Repurchase of common stock	—	(29,428)
Payment on note receivable from stockholder	47	—
Payments on capital lease obligations	(319)	(398)
Payments on long-term debt	(531)	(497)
Other	(68)	11

Net cash provided by (used for) financing activities	3,876	(16,973)

Net increase (decrease) in cash and cash equivalents	(200,405)	37,136
Cash and cash equivalents at beginning of period	335,592	58,197

Cash and cash equivalents at end of period	$135,187	$95,333

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$110	$163

Income taxes	$335	$743

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include, among others, assessing the collectibility of accounts receivable, inventory valuation, costs of future product returns under warranty, the valuation of deferred income taxes, the fair value and useful lives of intangible assets and the valuation of strategic equity investments. Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Accounting Change

Effective April 1, 2002, the Company completed the adoption of Statement of Financial Accounting Standards “SFAS” 142, “Goodwill and Other Intangible Assets”. SFAS 142 requires that the Company discontinue amortizing the remaining balances of goodwill. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist, using a fair-value-based approach. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the implementation of SFAS 142, the Company recorded a non-cash charge of approximately $102.2 million to reduce the carrying value of its goodwill as of April 1, 2002. Such charge is reflected as the cumulative effect of an accounting change in the accompanying condensed consolidated statements of operations. See Note 4.

The following table presents the impact of SFAS 142 on the net loss and the net loss per share as if SFAS 142 had been in effect for all periods presented in the interim condensed consolidated statements of operations (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net loss—as reported	$(39,059)	$(81,301)	$(516,399)	$(3,515,424)
Adjustments:
Cumulative effect of accounting change	—	—	102,229	—
Amortization of goodwill	—	21,009	—	209,241
Amortization of assembled workforce previously classified as purchased intangible assets	—	1,048	—	3,145
Income tax effect	—	424	—	1,274

Total adjustments	—	22,481	102,229	213,660

Net loss—as adjusted	$(39,059)	$(58,820)	$(414,170)	$(3,301,764)

Basic and diluted net loss per share—as reported	$(0.13)	$(0.27)	$(1.72)	$(11.78)

Basic and diluted net loss per share—as adjusted	$(0.13)	$(0.20)	$(1.38)	$(11.07)

2. NET LOSS PER SHARE

The reconciliation of the net loss used to calculate basic and diluted loss per share consists of the following (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net loss (numerator):
Net loss before cumulative effect of accounting change	$(39,059)	$(81,301)	$(414,170)	$(3,515,424)
Cumulative effect of accounting change	—	—	(102,229)	—

Net loss	$(39,059)	$(81,301)	$(516,399)	$(3,515,424)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	302,153	298,731	301,466	300,118
Less: Unvested common shares outstanding	531	1,371	755	1,737

Shares used in basic and diluted net loss per share computation	301,622	297,360	300,711	298,381

Basic and diluted net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(0.13)	$(0.27)	$(1.38)	$(11.78)
Cumulative effect of accounting change	—	—	(0.34)	—

Basic and diluted net loss per share	$(0.13)	$(0.27)	$(1.72)	$(11.78)

Because the Company incurred net losses for the three and nine months ended December 31, 2002 and 2001, the effect of dilutive securities has been excluded from the net loss per share computation as its impact would be antidilutive. The dilutive securities (in thousands) totaled 2,196 and 3,102 equivalent shares for the three and nine months ended December 31, 2002, respectively, and 8,300 and 10,502 equivalent shares for the three and nine months ended December 31, 2001, respectively.

3. CERTAIN FINANCIAL STATEMENT INFORMATION

	December 31, 2002	March 31, 2002
Inventories (in thousands):
Finished goods	$5,782	$3,356
Work in process	3,498	12,485
Raw materials	605	767

	$9,885	$16,608

	December 31, 2002	March 31, 2002
Accounts receivable (in thousands):
Accounts receivable	$9,821	$19,548
Less allowance for bad debts	(2,666)	(5,357)

	$7,155	$14,191

The reduction in the allowance for bad debts between March 31, 2002 and December 31, 2002 was related to the write-off in the third quarter of fiscal 2003 of certain accounts which had been specifically reserved for in fiscal 2001.

	December 31, 2002	March 31, 2002
Property and equipment (in thousands):
Machinery and equipment	$70,615	$81,084
Leasehold improvements	16,795	16,873
Computers, office furniture and equipment	72,623	82,382
Land	17,280	22,160

	177,313	202,499
Less accumulated depreciation and amortization	(106,347)	(96,087)

	$70,966	$106,412

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Other income (expense), net includes the following (in thousands):
Gain on strategic equity investments	$—	$—	$—	$1,225
Recognized impairments on strategic equity investments	—	—	(11,650)	(15,000)
Gains (losses) on disposals of property and equipment, net	3,657	(401)	2,387	(520)
Other	—	—	—	119

	$3,657	$(401)	$(9,263)	$(14,176)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Interest income, net includes the following (in thousands):
Interest income	$10,131	$10,841	$30,032	$37,051
Net realized gains (losses) from short-term investments	1,652	69	6,249	801
Interest expense	(26)	(70)	(86)	(187)

	$11,757	$10,840	$36,195	$37,665

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

In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result of these indicators of impairment to the carrying value of the Company’s other purchased intangible assets, the Company performed an analysis of these assets as required under SFAS 144 and recorded an additional non-cash charge of $187.9 million for the impairment of developed core technology. In addition, the Company recorded a non-cash charge of $16.3 million as a result of the abandonment of the MMC Networks trademark in the first quarter of fiscal 2003. These charges are reflected as operating expenses in the condensed consolidated statement of operations for the nine months ended December 31, 2002. Net goodwill and other acquisition-related intangibles were as follows (dollar amounts in thousands):

	Life in Years	December 31, 2002	March 31, 2002
Goodwill	N/A	$262,089	$358,014
Developed core technology	5	17,292	209,956
Assembled workforce	N/A	—	6,304
Trademark	5	—	16,336

		$279,381	$590,610

As required by SFAS 142, assembled workforce was reclassified to goodwill effective April 1, 2002. The total balances presented above are net of accumulated amortization and impairments of $4.0 billion and $3.7 billion at December 31, 2002 and March 31, 2002, respectively.

Amortization of other purchased intangibles was $1.6 million and $4.7 million for the three and nine months ended December 31, 2002 and $15.9 million and $47.6 million for the three and nine months ended December 31, 2001.

In June 2001, as a result of the then current industry conditions, lower market valuations and reduced estimates of carrier capital equipment spending, the Company determined that there were indicators of impairment to the carrying value of goodwill. Based on a review of the value of the intangible assets in accordance with SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, the Company recorded a charge of $3.1 billion to write down the value of intangible assets associated with its purchase acquisitions. This charge is reflected as operating expense in the condensed consolidated statement of operations for the nine months ended December 31, 2001.

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

A summary of the July 2002 and July 2001 restructuring costs is as follows (in thousands):

	Total Costs	Noncash Charges	Cash Payments	Liability, December 31, 2002
July 2002 restructuring program:
Closure of wafer manufacturing facility:
Workforce reduction	$1,500	$—	$—	$1,500
Facilities restoration costs	1,000	—	—	1,000

	2,500	—	—	2,500
Global workforce reduction:
Employee severance	2,760	—	(2,685)	75
Consolidation of excess facilities	195	—	(96)	99
Property and equipment impairments	45	(45)	—	—

	3,000	(45)	(2,781)	174

July 2002 restructuring costs	5,500	(45)	(2,781)	2,674
July 2001 restructuring program:
Workforce reduction	900	—	(900)	—
Consolidation of excess facilities	1,950	—	(1,478)	472
Property and equipment impairments	8,727	(8,727)	—	—

July 2001 restructuring costs	11,577	(8,727)	(2,378)	472

Total restructuring costs	$17,077	$(8,772)	$(5,159)	$3,146

6. STRATEGIC EQUITY INVESTMENTS

During the three months ended September 30, 2002, the Company recorded an impairment charge of $11.7 million to reduce the carrying value of its strategic equity investments. This charge reflects an other-than-temporary decline in the value of these private equity securities as a result of lower market valuations and declining private capital markets. Of the total $11.7 million impairment charge, $9.0 million is related to an investment made in Raza Foundries, Inc. in which S. Atiq Raza, an AMCC director, is the Chief Executive Officer and Chairman of the Board of Directors. During the nine months ended December 31, 2001, the Company also recorded an impairment charge of $15.0 million, which was partially offset by a recognized gain of $1.2 million. These amounts are included in other income (expense), net in the Company’s unaudited condensed consolidated statements of operations for the periods indicated.

7. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net loss	$(39,059)	$(81,301)	$(516,399)	$(3,515,424)
Change in net unrealized gain on available-for-sale investments, net of tax	210	(851)	3,689	4,132
Foreign currency translation adjustment	(174)	(1)	(71)	13

Comprehensive loss	$(39,023)	$(82,153)	$(512,781)	$(3,511,279)

8. CONTINGENCIES

In April 2001, a series of similar federal complaints were filed against the Company and certain executive officers and directors of the Company. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleged violations of the Securities Exchange Act of 1934 (the “1934 Act”) and was brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the 1934 Act and Rule 10b-5 under the 1934 Act. Plaintiff sought monetary damages on behalf of the shareholder class. Defendants brought a motion to dismiss the consolidated federal complaint in March 2002. On May 9, 2002, the court granted the motion, dismissing the complaint, but giving plaintiff 45 days to file an amended complaint. On June 23, 2002, plaintiff filed an amended consolidated complaint. In general, the amended consolidated federal complaint alleges that the Company and the individual defendants misrepresented the Company’s financial prospects for the quarters ended December 31, 2000 and March 30, 2001, in order to inflate the value of the Company’s stock. Defendants brought a motion to dismiss the amended consolidated complaint, which motion was denied in October 2002. Discovery in this matter has commenced and is expected to continue throughout calendar year 2003, with expert discovery scheduled for calendar year 2004 and trial for calendar year 2005.

In May 2001, a series of similar state derivative actions were filed against the directors and certain executive officers of the Company. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of the financial prospects of the Company, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. Defendants demurred to the consolidated state complaint, which demurrer was partially granted and partially overruled in February 2002. In February 2002, the Company’s Board of Directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants have filed a motion seeking dismissal of the consolidated action, which motion is expected to be heard by the court in the fourth quarter of fiscal 2003. Limited discovery relating to the special litigation committee and its report has taken place.

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

9. RELATED PARTY TRANSACTIONS

From time to time the Company charters an aircraft for business travel from an aircraft charter company, which manages an aircraft owned by a company that AMCC’s Chairman of the Board, Chief Executive Officer and President controls. The Board of Directors unanimously approved a resolution to limit such charters to Company-related business matters at rates not to exceed market prices, up to a maximum of $800,000 in fiscal 2003. In the nine months ended December 31, 2002 and 2001, the Company expensed a total of $600,000 and $386,000, respectively, for such charters.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In December 2002, the FASB issued SFAS No. 148 “Accounting for Stock- Based Compensation- Transition and Disclosure- an amendment of FASB Statement No. 123” (FAS 148). This statement amends SFAS No. 123 “Accounting for Stock Based Compensation” (FAS 123) to provide alternative methods of voluntarily transitioning to the fair value based method of accounting for stock-based employee compensation. FAS 148 also amends the disclosure requirements of FAS 123 to require disclosure of the method used to account for stock-based employee compensation and the effect of the method on reported results in both annual and interim financial statements. The disclosure provisions will be effective for the Company beginning with the Company’s quarter ended March 31, 2003. The annual impact of a change to a fair value model has been previously disclosed in the Company’s Annual Report on Form 10-K. The Company has no current intention to change its policy of accounting for stock-based compensation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying unaudited interim condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides a general description of our business.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2002 and 2001. In addition, a brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.

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

OVERVIEW

We design, develop, manufacture, and market high-performance, high-bandwidth silicon solutions empowering intelligent wide area networks. We utilize a combination of digital, mixed-signal and high-frequency analog design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit products that enable the transport of voice and data over fiber optic networks. Our system solution portfolio includes switch fabric, traffic management, network processor, framer/mapper, physical layer, and physical media dependent devices that address the high-performance needs of the evolving intelligent optical network. In addition, we supply silicon integrated circuits, or ICs, for the automated test equipment, or ATE, high-speed computing and military markets.

CRITICAL ACCOUNTING POLICIES

In December 2001 the U.S. Securities and Exchange Commission (“SEC”) issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), encouraging companies to provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and write-offs of goodwill and other intangibles; the valuation of strategic equity investments, which affects our other income and expense; and valuation of deferred income taxes, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results in the future. In addition, as a result of the downturn in demand for our products, we have excess capacity in our manufacturing facilities. Currently, we are not capitalizing any inventory costs related to this excess capacity as the recoverability of such costs is not certain. The application of this policy adversely affects our gross margin.

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

The value of our intangible assets, including goodwill, is exposed to future impairments if we experience further declines in operating results, if additional negative industry or economic trends occur or if our future performance is below our projections and estimates.

Valuation of Strategic Equity Investments

We have made equity investments in other companies for the promotion of our business and strategic objectives. Based on our level of ownership interest, our policy is to value these investments at our historical cost. Our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the companies’ financial condition, the existence and valuation of any subsequent rounds of financing and the impact of any contractual preferences, as well as the companies’ historical results, projected results, prospects for additional financing, and prevailing market conditions. If the actual outcomes for the companies are significantly different from our estimates, our recorded impairments may be understated, and we may incur additional charges in future periods.

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as an income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit in our financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements” (“SAB 101”). SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors with rights of return are deferred until all return or cancellation privileges lapse. In addition, we record reductions to revenue for estimated allowances such as returns and competitive pricing programs. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three and nine months ended December 31, 2002 were $21.1 million and $81.5 million, respectively, a decrease of 48% and 34% from net revenues of $40.2 million and $122.7 million for the three and nine months ended December 31, 2001, respectively.

The decline in revenues is primarily due to a decrease in the volume of shipments of our communications ICs, reflecting reduced demand for our communications products as our customers faced slower demand for their products. This decrease in the volume of shipments of our communication ICs was partially offset by increases in the shipments of our non-communications ICs. Revenues from sales of our non-communications products increased to 35% of net revenues for the nine months ended December 31, 2002 from 16% of net revenues for the nine months ended December 31, 2001. The increase in the non-communications IC revenue was driven by the fulfillment of certain last-time-buy orders generated as a result of the planned closure of the manufacturing facility in which our non-communications ICs are made. We expect that revenues from our non-communications products will decline materially as we complete the last-time-buy orders, which we anticipate will be substantially completed by the end of the fourth quarter of fiscal 2003. Due to the prolonged downturn in the communications portion of our business and lack of backlog visibility, we are not able to assess the near-term trend for our total net revenues.

Based on direct shipments, the percentage of net revenues to customers exceeding 10% of net revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Harris Corporation	0.3%	0.3%	19.7%	0.7%
Insight	8.1%	21.2%	4.8%	11.8%

Looking through product shipments to distributors and subcontractors, the percentage of net revenues on an end-customer basis exceeding 10% of net revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Harris Corporation	0.3%	0.3%	19.7%	0.7%
Nortel Networks Corporation	17.1%	8.7%	15.0%	11.4%
Cisco Systems	6.6%	12.5%	6.3%	10.8%
Fujitsu	12.9%	6.2%	7.6%	3.1%

Sales outside of North America accounted for 50% and 35% of net revenues for the three and nine months ended December 31, 2002, respectively, compared to 25% and 35% for the three and nine months ended December 31, 2001, respectively.

Gross Margin. Gross margin was 34% and 43% for the three and nine months ended December 31, 2002, respectively, compared to 22% and 8% for the three and nine months ended December 30, 2001, respectively. The increase in gross margin was primarily attributable to decreases in non-cash acquisition-related charges and a special prior year charge of $15.9 million for excess inventory.

In the three and nine months ended December 31, 2002, cost of revenues included approximately $1.6 million and $4.7 million, respectively, of non-cash purchased intangible amortization, compared to $14.6 million and $43.8 million in the three and nine months ended December 31, 2001, respectively. Excluding the effect of these non-cash amortization charges and the special inventory charge in fiscal 2002, gross margin was 42% and 49% for the three and nine months ended December 31, 2002, respectively, compared to 58% and 57% in the three and nine months ended December 31, 2001, respectively. This decrease in gross margin, exclusive of non-cash purchase accounting charges and the special inventory charge, reflects the under utilization of our manufacturing facilities and a decrease in the volume of our product shipments, as well as accelerated depreciation as a result of the decision to close the internal wafer manufacturing facility. Due to the current market conditions and uncertainty with respect to expected shipment volumes, we anticipate that gross margin will continue to be affected by fluctuations in the volume of our product sales, the average selling prices of our products, wafer costs, ongoing non-cash amortization of purchased intangibles and the under utilization of our manufacturing facilities. However, when the closure of our wafer manufacturing facility is complete, currently estimated to be around the end of fiscal 2003, we expect to reduce the fixed manufacturing overhead included in cost of revenues by approximately $3.0 million per quarter. At December 31, 2002, the balance of purchased intangible assets expected to be charged to cost of revenues was $17.3 million. See “Amortization of Goodwill and Purchased Intangibles.”

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. R&D expenses decreased 16% to approximately $32.0 million and 14% to approximately $101.0 million for the three and nine months ended December 31, 2002, respectively, from approximately $38.3 million and $117.1 million for the three and nine months ended December 31, 2001, respectively. The decrease in R&D spending is a result of the streamlining and prioritizing of our product development efforts, the reduction in subcontracting costs and the effect of the global workforce reduction. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Currently, R&D expenses are focused on the development of products and processes for the communications markets, and we expect to continue this focus. We expect R&D in absolute dollars to decrease modestly in the fourth quarter, as we reduce costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. SG&A expenses were approximately $14.5 million, or 69% of net revenues, and $45.8 million, or 56% of net revenues, for the three and nine months ended December 31, 2002, respectively, as compared to approximately $18.3 million, or 45% of net revenues, and $58.1 million, or 47% of net revenues, for the three and nine months ended December 31, 2001, respectively. The decrease in SG&A expenses in absolute dollars was primarily attributable to the decrease in payroll and related benefits as a result of reduced headcount, decreases in sales commissions as a result of lower net revenues and lower travel and marketing expenses as we reduced discretionary spending.

Stock-based Compensation. Stock-based compensation expense represents the amortization of deferred compensation as well as any expense related to options subject to variable accounting. Deferred compensation is the difference between the fair value of our common stock at the date of an acquisition and the exercise price of the unvested stock options assumed in the acquisition. In fiscal 2001, we recorded approximately $438.8 million of deferred compensation, in connection with stock options assumed in our purchase acquisitions. Stock-based compensation charges were $15.2 million and $119.8 million for the three and nine months ended December 31, 2002, respectively, compared to $36.8 million and $110.4 million for the three and nine months ended December 31, 2001, respectively. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $12.4 million for the remainder of fiscal 2003 and $30.5 million and $693,000 for fiscal 2004 and 2005, respectively. These charges could be reduced based on the level of employee turnover. Future acquisitions of businesses may result in substantial additional charges. Such charges may cause fluctuations in our interim or annual operating results.

Amortization of Goodwill and Purchased Intangibles. Goodwill is recorded as the amount by which the aggregate consideration paid for an acquisition exceeds the fair value of the net tangible and intangible assets acquired. Purchased intangible assets include developed technology, trademarks and assembled workforce. As required by SFAS 142, adopted in April 2002, we ceased amortizing goodwill as of the beginning of April 2002 and reclassified $6.3 million of assembled workforce to goodwill. Including the amortization of developed core technology, which is included in cost of revenues, amortization of goodwill and purchased intangible assets was $1.6 million and $4.7 million for the three and nine months ended December 31, 2002, respectively, and $37.9 million and $260.0 million for the three and nine months ended December 31, 2001, respectively.

We expect amortization expense for other purchased intangibles, including amounts which will be charged to cost of revenues, to be $1.6 million for the remainder of fiscal 2003, $6.3 million annually through fiscal 2005 and $3.1 million for fiscal 2006.

Other Purchased Intangible Asset Impairment Charges. In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result of these indicators of impairment to the carrying value of our other purchased intangible assets, we performed an additional analysis of these assets as required under SFAS 144, and recorded an additional non-cash charge of $187.9 million for the impairment of developed core technology in the first quarter of fiscal 2003. We also recorded a non-cash charge of $16.3 million as a result of the abandonment of the MMC Networks trademark in the first quarter of fiscal 2003.

Goodwill Impairment Charge. In the first quarter of fiscal 2002, as a result of industry conditions, lower market valuations and reduced estimates of carrier capital equipment spending, we determined that there were indicators of impairment to the carrying value of our goodwill. Based on our review of the value of our intangible assets in accordance with SFAS 121, we recorded a charge of $3.1 billion to write down the value of intangible assets associated with our purchase acquisitions. See Note 4 of the notes to our condensed consolidated financial statements.

Restructuring Costs. As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunication equipment market will recover, in July 2002 the Company announced its second workforce reduction and restructuring program in the last two years. The July 2002 workforce reduction and restructuring program was comprised of the following components:

•	Closure of wafer manufacturing facility—In June 2002, the Company completed its plan to discontinue manufacturing non-communication ICs and close its internal wafer manufacturing facility. As a result, the Company recorded a charge of $2.5 million in the first quarter of fiscal 2003. The charge is comprised of severance packages for the manufacturing workforce, which had been notified of the reduction prior to June 30, 2002, and estimated facility restoration costs. The cash payments for severance and facilities restoration costs are expected to be made by the end of the first quarter of fiscal 2004.

•	Global workforce reduction—In an effort to reduce the Company’s expenses and lower its breakeven point, in July 2002, the Company began implementation of a workforce reduction plan. This global workforce reduction plan resulted in a $3.0 million restructuring charge in the second quarter of fiscal 2003. Of this amount, $2.8 million was related to employee severance and approximately $200,000 was related to closing a design center and disposing of the assets. The payments for amounts related to employee severance were substantially paid as of September 30, 2002, and the remainder will be paid by the end of fiscal 2003. The amounts for the consolidation of facilities will be paid through the end of the related lease term.

In July 2001, the Company announced the first of its restructuring programs. The July 2001 plan was in response to the sharp downturn in business at the end of fiscal 2001 and included reducing the Company’s overall cost structure and aligning manufacturing capacity with the then current demand. The July 2001 restructuring plan resulted in a total of $11.6 million of restructuring costs, which were recognized as operating expenses in the last three quarters of fiscal 2002. The July 2001 restructuring plan was comprised of the following components:

•	Workforce reduction—Approximately 5% of the workforce was eliminated, which resulted in severance payments of approximately $900,000 for fiscal 2002.

•	Consolidation of excess facilities—As a result of the Company’s acquisitions and significant internal growth in fiscal 2001, the Company expanded its number of locations throughout the world. In an effort to improve the efficiency of the workforce and reduce the cost structure, the Company implemented a plan to consolidate its workforce into certain designated facilities. As a result, a charge of approximately $2.0 million was recognized in the second quarter of fiscal 2002, primarily relating to non-cancelable lease commitments.

•	Property and equipment impairments—During fiscal 2000 and 2001, the Company had aggressively expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand in fiscal 2002, the Company recorded a charge of approximately $5.6 million in the second quarter of fiscal 2002, for the elimination of certain excess manufacturing equipment related to older process technologies. In addition, the Company recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the restructuring plan.

Payments in conjunction with the workforce reduction in the July 2001 plan were substantially paid by the end of fiscal 2002. Amounts related to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005. The estimated costs to exit these facilities were based on available commercial rates and an estimate of the time required to sublet the facilities. The actual loss incurred in exiting these facilities may differ from our estimates.

Other Income (Expense), Net. Other income (expense), net, primarily includes recorded gains and losses on strategic equity investments as well as gains and losses from dispositions of property and equipment. Other income (expense) for the three and nine months ended December 31, 2002 primarily consist of a recognized impairment charge of $11.7 million for certain strategic equity investments offset by $3.7 million gain from the sale of real estate. In the nine months ended December 31, 2001, we realized a gain on our strategic equity investments of $1.2 million, offset by an impairment charge of $15.0 million and certain losses on fixed asset disposals.

Interest Income, Net. Net interest income reflects interest earned on average cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest accrued on our debt and capital lease obligations. Net interest income was $11.8 million and $36.2 million for the three and nine months ended December 31, 2002, respectively, which is consistent with the $10.8 million and $37.7 million for the three and nine months ended December 31, 2001, respectively, due to the realization of gains on sales of short-term investments offset by lower interest income due to lower yields and cash balances in fiscal 2003.

Income Taxes. We recorded no income taxes for the three and nine months ended December 31, 2002, compared to income tax benefits of $16.2 million and $66.1 million for the three and nine months ended December 31, 2001. The difference between our effective tax rates and the federal statutory rate for the three and nine months ended December 31, 2002 primarily resulted from the fact that we are establishing valuation allowances for our deferred tax assets being generated in the current year, as it is more likely than not that our net operating loss and other credit carryforwards will expire unused. The differences between our effective tax rate and our federal statutory rate for the three and nine months ended December 31, 2001 resulted from the non-deductibility of certain acquisition-related expenses from our purchase transactions completed during fiscal 2001.

Accounting Change. As a result of the initial impairment review performed as of April 1, 2002 as required by the adoption of SFAS 142, we recorded a non-cash charge of $102.2 million as the cumulative effect of an accounting change. The following table presents the impact of SFAS 142 on the net loss and the net loss per share as if SFAS 142 had been in effect for all periods presented in the interim condensed consolidated statements of operations (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2002	2001	2002	2001
Net loss—as reported	$(39,059)	$(81,301)	$(516,399)	$(3,515,424)
Adjustments:
Cumulative effect of accounting change	—	—	102,229	—
Amortization of goodwill	—	21,009	—	209,241
Amortization of assembled workforce previously classified as purchased intangible assets	—	1,048	—	3,145
Income tax effect	—	424	—	1,274

Total adjustments	—	22,481	102,229	213,660

Net loss—as adjusted	$(39,059)	$(58,820)	$(414,170)	$(3,301,764)

Basic and diluted net loss per share—as reported	$(0.13)	$(0.27)	$(1.72)	$(11.78)

Basic and diluted net loss per share—as adjusted	$(0.13)	$(0.20)	$(1.38)	$(11.07)

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2002, our principal source of liquidity consisted of $1.0 billion in cash, cash equivalents and short-term investments. Working capital as of December 31, 2002 was $1.0 billion, and we had no long-term debt. At the end of December 31, 2002, we had future operating lease obligations not included on our balance sheet totaling $52.1 million, primarily related to facilities and engineering design software tools.

For the nine months ended December 31, 2002, we used $31.5 million of cash to fund our operations compared to $13.8 million in the nine months ended December 31, 2001. Although we had a net loss of $516.4 million for the nine months ended December 31, 2002, $431.1 million, or 83%, consisted of non-cash items related to amortization or impairments of amounts recorded in connection with our purchase acquisitions. The remaining change in operating cash flows for the nine months ended December 31, 2002, primarily reflects decreases in receivables and inventories, and increases in accrued payroll and other liabilities offset in part by decreases in accounts payable. Net cash used for operations for the nine months ended December 31, 2001 primarily reflects our operating results before non-cash charges, plus decreases in accounts receivable and inventories, offset by accounts payable and deferred taxes.

We used $172.8 million of cash from investing activities during the nine months ended December 31, 2002, compared to generating $67.9 million during the nine months ended December 31, 2001. The outflow of cash for the nine months ended December 30, 2002 primarily represents the net purchases of available-for-sale investments, as we looked to increase our investment return by shifting our cash to investments with longer initial maturities.

Capital expenditures totaled $4.2 million and $25.7 million for the nine months ended December 31, 2002 and 2001, respectively. These capital expenditures primarily consisted of the purchases of engineering hardware and design software.

We generated $3.9 million of cash in the nine months ended December 31, 2002 from financing activities compared to using $17.0 million for the nine months ended December 31, 2001. The major financing source of cash in the nine months ended December 31, 2002 was from the sale of our common stock through the exercise of employee stock options and purchases through the employee stock purchase plan. The major use of cash from financing activities was for the repayment of debt and capital lease obligations.

On October 16, 2002, our Board of Directors approved a stock repurchase program whereby we were authorized to expend up to $200.0 million to purchase our common stock. Depending on market conditions and other factors, purchases may be made from time to time in the open market and in negotiated transactions, including block transactions, at times and prices considered appropriate by the Company. Such program may be discontinued at any time. As of December 31, 2002, the Company had not made any purchases under the program. Under a similar program which expired in September 2002, the Company purchased 3.6 million shares of common stock for $29.4 million in the nine months ended December 31, 2001.

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

The following table summarizes our contractual obligations as of December 31, 2002 (in thousands):

	Notes Payable	Operating Leases	Capital Leases	Total
Three months ended March 31, 2003	183	$6,530	$93	$6,806
Fiscal 2004	502	20,056	655	21,213
Fiscal 2005	—	12,818	—	12,818
Fiscal 2006	—	4,291	—	4,291
Fiscal 2007	—	2,199	—	2,199
Thereafter	—	4,780	—	4,780

Total	$685	$50,674	$748	$52,107

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment industry and semiconductor industry conditions, including the effects of the current significant slowdown;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, stockpiling of our products or otherwise;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	the effects of the pending closure of our internal wafer fabrication facility or the July 2002 workforce reduction taking place over the remainder of fiscal 2003;

•	increases in the costs of products or discontinuance of products by suppliers;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	changes in the mix of products that our customers buy;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design integration;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies;

•	costs associated with compliance with applicable environmental regulations or remediation;

•	the effects of changes in the accounting rules, including rules regarding the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, litigation judgments or settlements relating to the use or ownership of intellectual property or the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws and various state claims;

•	the ability of our customers to obtain components from their other suppliers;

•	the effects of war or acts of terrorism, such as disruptions in general economic activity, changes in logistics and security arrangements, and reduced customer demand for our products and services; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test or assembly constraints for devices, which adversely affects our ability to meet our production obligations;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	the pending closure of our internal wafer fabrication facility; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be canceled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancelable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our revenues are typically derived from sales of ASSPs, or application-specific standard products, as compared to ASICs or application-specific integrated circuits. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which makes it more difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

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

As the downturn in the communications equipment industry continues, our revenues and profitability will continue to be adversely affected.

We derive a majority of our revenues from communications equipment manufacturers. The communications equipment industry is experiencing a significant extended downturn and as a result, the financial condition of many telecommunications companies has significantly declined. This downturn has severely affected carrier capital equipment expenditures, which in turn has affected the demand for our products and our revenues and profitability. We cannot predict how long this downturn will last, but as long as it does, our revenues and profitability will continue to be impacted. In addition, our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support constrains our ability to reduce expenses.

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

An important part of our strategy is to continue our focus on the markets for wireline communications ICs. If we are unable to further expand our share of these markets, our revenues may not grow and could further decline.

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

There has been a trend toward industry consolidation among communications IC companies, network equipment companies and telecommunications companies for several years. We expect this trend toward industry consolidation to continue as companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, fewer customers and reduced demand, which in turn could have a material adverse effect on our business, operating results, and financial condition.

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

We are subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws; therefore, we may be limited in our ability to enforce our rights under such agreements and to collect damages, if awarded.

Our cash and cash equivalents and portfolio of short-term investments are exposed to certain market risks.

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates, credit ratings of the issuers and foreign currency exchange rates. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. We do not use derivative financial instruments to manage any of these risks or for any other purpose. Although we make investment decisions in accordance with our investment policy guidelines in order to maintain safety and liquidity, increases in interest rates, decreases in the credit worthiness of one or more of the issuers in the portfolio or adverse changes in foreign currency exchange rates could have a material adverse impact on our financial condition or results of operations.

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

We have derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets and currently anticipate that we will continue to derive revenues from sales to customers in these markets in the near term. We are not currently developing products for these markets, and have initiated a plan to exit these markets entirely. The plan includes closing the facility where a majority of these products are manufactured, as well as coordinating a last-time-buy program with our customers in these markets. As a result of the last-time-buy program, our revenues from sales of our non-communications products increased to 35% of net revenues for the nine months December 31, 2002 from 16% of net revenues for the nine months ended December 31, 2001. We expect that revenues from our non-communications products will decline materially as we complete the last-time-buy orders, which we anticipate will be substantially completed by the end of the fourth quarter of fiscal 2003.

The closing of our internal foundry could result in liability and reduced revenues.

A significant portion of our recent revenues has been derived from products developed for and manufactured in our internal foundry. We have announced plans to close our internal foundry by the end of fiscal 2003. Our plans for closing this facility include notifying customers of the closing, giving them an opportunity to place last-time-buy orders and building a supply of certain products. Once the facility is closed, we will not have the ability to manufacture the products designed for manufacture in the facility, which subjects us to substantial risks, including:

•	we may be unable to repair or replace defective products;

•	we may be unable to fulfill customer orders for products which are not in our inventory;

•	if we do not build or effectively store products which we have committed to customers, we may incur liability to these customers;

•	if we are unable to successfully design and sell products manufactured in external foundries, our revenues will decline; and

•	costs and liabilities associated with closing the foundry may exceed our estimates.

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

There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product and process development programs.

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

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of potentially responsible parties that has agreed to fund certain on going remediation efforts at the Omega site. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, we cannot assure you that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega site, will not have a material adverse effect on our business.

We have in the past and may in the future make acquisitions that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

The risks involved with acquisitions include:

•	potential dilution to our stockholders, or use of a significant portion of our cash reserves;
•	diversion of management’s attention;
•	failure to retain key personnel;
•	difficulty in completing an acquired company’s in-process research or development projects;
•	amortization of acquired intangible assets and deferred compensation;
•	customer dissatisfaction or performance problems with an acquired company’s products or services;
•	the cost associated with acquisitions and the integration of acquired operations;
•	difficulties competing in markets that are unfamiliar to us;
•	ability of the acquired companies to meet their financial projections; and
•	assumption of unknown liabilities, or other unanticipated events or circumstances.

As with past purchase acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. In connection with our six purchase acquisitions in fiscal 2001, we recorded goodwill in the aggregate amount of approximately $4.0 billion. In accordance with SFAS 121, we recorded a goodwill impairment charge of $3.1 billion in the three months ended June 30, 2001 to write down the value of goodwill associated with certain of our purchase transactions. In connection with the adoption of SFAS 141 and SFAS 142 in the first quarter of fiscal 2003, we recorded a $102.2 million charge for the impairment of the carrying value of goodwill and an additional $204.3 million for the estimated impairment of the carrying value of other purchased intangibles. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of goodwill or other intangible assets. Any of these risks could materially harm our business, financial condition and results of operations. Any business that we acquire may not achieve anticipated revenues or operating results.

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

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;
•	announcements or introductions of new products;
•	technological innovations or setbacks by us or our competitors;
•	conditions in the semiconductor, telecommunications, data communications or high-speed computing markets;
•	the commencement or outcome of litigation;
•	changes in ratings and estimates of our performance by securities analysts;
•	announcements of merger or acquisition transactions;
•	management changes;
•	our inclusion in certain stock indices; and
•	other events or factors.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We invest our excess cash in debt instruments of the U.S. Treasury, governmental agencies and corporations with investment grade credit ratings as specified in our investment policy. We have also established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We do not use derivative financial instruments.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange, interest rates and a decline in the stock market. We do not hold or enter into derivatives or other financial instruments for trading or speculative purposes. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

We are also exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2002, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $911.9 million and a cost basis of $902.2 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2002 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2002	Valuation of Securities Given an Interest Rate Increase of X Basis Points
Issuer	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
U.S. government and government agency notes and bonds	$488,313	$481,293	$474,392	$467,710	$461,277	$455,788	$449,239
Corporate notes and bonds and other	457,784	453,104	448,572	444,164	439,897	397,509	$431,765

Total	$946,097	$934,397	$922,964	$911,874	$901,174	$853,297	$881,004

These instruments are not leveraged. The modeling technique used measures the change in fair value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points (“BPS”), 100 BPS, and 150 BPS, which are representative of the historical movements in the Federal Funds Rate.

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

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of December 31, 2002 (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in our internal controls since the Evaluation Date. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2001, a series of similar federal complaints were filed against the Company and certain executive officers and directors of the Company. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleged violations of the Securities Exchange Act of 1934 (the “1934 Act”) and was brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the 1934 Act and Rule 10b-5 under the 1934 Act. Plaintiff sought monetary damages on behalf of the shareholder class. Defendants brought a motion to dismiss the consolidated federal complaint in March 2002. On May 9, 2002, the court granted the motion, dismissing the complaint, but giving plaintiff 45 days to file an amended complaint. On June 23, 2002, plaintiff filed an amended consolidated complaint. In general, the amended consolidated federal complaint alleges that the Company and the individual defendants misrepresented the Company’s financial prospects for the quarters ended December 31, 2000 and March 30, 2001, in order to inflate the value of the Company’s stock. Defendants brought a motion to dismiss the amended consolidated complaint, which motion was denied in October 2002. Discovery in this matter has commenced and is expected to continue throughout calendar year 2003, with expert discovery scheduled for calendar year 2004 and trial for calendar year 2005.

In May 2001, a series of similar state derivative actions were filed against the directors and certain executive officers of the Company. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of the financial prospects of the Company, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. Defendants demurred to the consolidated state complaint, which demurrer was partially granted and partially overruled in February 2002. In February 2002, the Company’s Board of Directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants have filed a motion seeking dismissal of the consolidated action, which motion is expected to be heard by the court in the fourth quarter of fiscal 2003. Limited discovery relating to the special litigation committee and its report has taken place.

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

ITEM 5. OTHER INFORMATION

This report, when filed with the SEC, was accompanied by written statements by David Rickey, our chief executive officer, and William Bendush, our chief financial officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

None

(b) Reports on Form 8-K

We filed the following current reports on Form 8-K with the SEC during the three months ended December 31, 2002:

1)	On October 17, 2002, we filed a Current Report on Form 8-K to announce a stock repurchase program of up to $200 million of our common stock.
2)	On December 12, 2002, we filed a Current Report on Form 8-K to announce a three year employment agreement entered into with our Chairman of the Board, President and Chief Executive Officer, David M. Rickey.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ WILLIAM BENDUSH
William Bendush Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial Officer)

Date: February 4, 2003

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

Dated: February 4, 2003

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

Dated: February 4, 2003