Form 10-K
period 2003-03-31
APPLIED MICRO CIRCUITS CORP
filed 2003-06-05
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2003

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $1,287,260,281 on May 30, 2003, based upon the closing sale price on the Nasdaq National Market reported for such date. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 304,082,657 shares of the registrant’s Common Stock issued and outstanding as of May 30, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the 2003 annual meeting of stockholders.

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in the “Risk Factors” section in Item 7 and elsewhere in this report. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the U.S. Securities and Exchange Commission, known as the SEC, in which we report our financial condition and results for the quarter and fiscal year to date. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

PART I

Item 1.    Business.

In this annual report on Form 10-K, “Applied Micro Circuits Corporation”, “AMCC”, the “Company”, “we”, “us” and “our” refer to Applied Micro Circuits Corporation and all of our consolidated subsidiaries.

Applied Micro Circuits Corporation was incorporated and commenced operations in California in 1979. AMCC was reincorporated in Delaware in 1987. Our principal executive offices are located at 6290 Sequence Drive, San Diego, California 92121, and our phone number is 858-450-9333. Our Internet homepage is located at www.amcc.com. The information that can be accessed on or through our Internet homepage is not intended to be part of this report. Various documents concerning us that are electronically filed with or furnished to the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available, free of charge, on our Internet homepage. Our common stock trades on the Nasdaq National Market under the symbol “AMCC”.

Overview

We design, develop, manufacture, and market high-performance, high-bandwidth silicon integrated circuits empowering wide area networks. We utilize a combination of high-frequency analog, mixed-signal and digital design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit, or IC, products that enable the transport of voice, video and data over wide area networks. Our customers include leading communications equipment manufacturers, or OEMs, such as Alcatel, Ciena, Cisco, Fujitsu, Hitachi, Huawei, JDS Uniphase, Juniper, Lucent, Marconi, NEC, Nortel, Siemens, and Tellabs.

Our objective is to be the premier supplier of high-bandwidth silicon IC solutions for the world’s wide area networks. Our strategy for achieving this objective includes:

•	focusing on the market leading systems within wide area network markets, including the optical core, metropolitan area networks and access networks, and

•	providing time-to-market and development cost advantages to our customers by offering complete, fiber-through-switch solutions, and integrated product functionality.

Our semiconductor products are used in a wide variety of communications equipment, including routers, optical and digital cross connects, next-generation voice and media gateways, add/drop multiplexers, known by the acronym ADMs, multi-service provisioning platforms, known by the acronym MSPPs, multi-service switches, known by the acronym MSSs, and digital subscriber line access multiplexers, known by the acronym DSLAMs. We provide our customers with complete silicon IC solutions, including physical layer products such as transceivers, overhead processor products such as framers and mappers, and higher layer products such as network processors, traffic managers and switch fabrics.

Industry Background

The Communications Industry

Communications technology has evolved considerably over the last several years due to the substantial growth in the Internet and wireless communications. The emergence of new applications, such as video conferencing and wireless web devices, as well as the increase in demand for higher speed, higher bandwidth remote network access have increased network bandwidth requirements.

The increase in volume and complexity of this network traffic has led to the development of new technologies for use in these networks. These technologies provide substantially greater transmission capacity, are less error prone and are easier to maintain than copper networks. For example, the SONET standard in North America and Japan and the SDH standard in the rest of the world became the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. With data and video traffic being added in abundance to voice traffic, ATM emerged as a transmission protocol complementary to SONET/SDH to optimize bandwidth utilization. With exponential increases in data traffic and very modest increases in voice traffic, data has become the dominant traffic over all networks today. Because of the bandwidth growth and cost pressures in today’s datacentric networks, more advanced optical networking technologies, such as DWDM, have been adopted. DWDM is the optical multiplexing of different wavelengths of light down a single fiber. Each wavelength is the equivalent of an independent optical channel. DWDM greatly increases the capacity of installed fiber. Complementing DWDM transmission capabilities are emerging technologies such as optical ADMs and cross-connects which can more efficiently switch large optical datapaths through the network. New protocols, such as multi-protocol level switching, known by the acronym MPLS, have emerged that are better suited for data traffic while providing for the low latency and quality of service needs of voice and video traffic. The SONET/SDH standards have also evolved to more efficiently handle these new protocols with general framing protocol and virtual concatenation.

The combination of increased traffic and emerging technologies has placed added pressure on the existing communications network infrastructure and made many systems’ architectures inadequate. In the late 1990’s, communication service providers and equipment suppliers were affected by the inadequacy of systems’ architectures and began investing in data networks to meet the rapidly growing demands of their customers. In addition, deregulation of the communications industry and privatization of many European carriers resulted in increased market competition. The abundance of available capital in the public and private markets accelerated the build-out of new network infrastructure. Additional carriers were launched with the goal of capturing significant market share. All of these factors drove a significant increase in capital spending on networking equipment by both the incumbent and emerging carriers.

During this period of rapid expansion, our customers placed increased orders with us and their other suppliers to ensure that they had the components needed to fulfill the expected growth in demand for networking equipment. In retrospect, it appears that OEMs ordered more devices than they needed to secure component delivery. This resulted in inventory levels expanding at the OEMs, contract manufacturers, distributors, and component suppliers.

This environment changed suddenly at the end of fiscal 2001. As capital markets tightened, the communications industry and the overall economy began to slow down. Many of the incumbent carriers decreased capital expenditures on networking equipment in an effort to stabilize their financial condition and many of the emerging carriers were unable to attract sufficient customers and failed.

Due to this downturn, we experienced a significant drop in sales and orders of our products, and a sharp increase in order cancellations during fiscal 2002. In fiscal 2003, the contraction of carrier capital spending on networking equipment continued, resulting in a further decline in orders and sales of our products. The impact of this downturn has been magnified by the high levels of inventory that existed in the supply chain at the beginning of the downturn.

The Communications IC Opportunity

Despite the industry downturn, industry analysts report that network traffic continues to grow at a rapid pace. The continuing adoption of broadband technology and next-generation wireless devices is expected to drive additional data traffic through the network infrastructure in the future. To address these opportunities, OEMs are looking to develop systems that are more economically suitable to capitalize on these opportunities. To achieve the performance and functionality required by such systems, these OEMs must utilize more complex ICs. As a result of the pace of new product introductions, the proliferation of standards to be accommodated and the costs and difficulty of designing and producing the required ICs, equipment suppliers have increasingly outsourced these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the transmission of data. IC suppliers must utilize a variety of skills and technologies to satisfy the requirements of communications OEMs. These OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, power-efficient ICs. These OEMs seek suppliers with both analog and digital expertise to provide a more complete solution that enables faster integration into the system design and higher performance.

The Transition from ASICs to ASSPs

Application specific integrated circuits, known by the acronym ASICs, are custom products that are designed for only one customer, and can be sold only to that one customer. Application specific standard products, known by the acronym ASSPs, are standardized products that are designed for, and can be used by, multiple customers. Our customers are looking for ways to accelerate their time-to-market, reduce research and development cost, and ensure interoperability of components in their systems. ASSPs generally can be designed into the systems and brought to market in less time and for less cost. As more companies realize the development cost and time-to-market benefits that ASSPs provide, the more apt they are to use ASSPs in the future. Most of our products are ASSPs, and we believe that the trend towards greater usage of ASSPs in communications network systems will continue.

AMCC Strategy

Our objective is to be the leading supplier of high-performance, high-bandwidth silicon IC solutions for the world’s wide area networks, including the optical core, metropolitan area networks and access networks. To achieve this objective, we employ the following strategies:

Focus on the Market Leading Systems within the Wide Area Network Markets

We target key OEM product families that hold significant and/or rapidly growing market share. We have built substantial competencies focused on the specific requirements of these key OEM product families in the areas of semiconductor process technology, mixed-signal, very dense digital design, and substantial expertise in systems architecture, software and applications support. We believe that the integration of these capabilities enables us to optimize solutions addressing the high-bandwidth connectivity requirements of market leading communications equipment suppliers.

Provide a Time-to-Market and Development Cost Advantage to Our Customers by Offering Complete Fiber-Through-Switch Solutions and Integrated Product Functionality

Due to the extended downturn in the communications industry, our OEM customers must become more efficient with their engineering resources and have significantly cut equipment development budgets. Our strategy is to provide our customers with fiber-through-switch silicon IC solutions. We believe this comprehensive solution strategy provides our customers with guaranteed interoperability, pre-designed subsystems, better-cost economics, and system-level expertise. The result is faster time-to-market, better performance and lower development cost. To continue these customer benefits in future generations of products, we are pursuing an aggressive integration strategy to provide greater functionality in fewer ICs.

Products and Customers

We have several types of communications IC products which are categorized by the order in which they receive and transmit signals and information within communication equipment. These categories are:

Physical Layer:    Our physical layer ICs transmit and receive signals in a very high-speed serial format (over 40 gigabits per second, or Gbps, today) and reduce overall system “noise”. This low noise capability permits the transmission of signals over greater distances with fewer errors. Our physical layer ICs also convert high-speed serial formats to low-speed parallel formats for the framing layer and vice versa.

We introduced our first generation of physical layer products in 1993. We have since developed several generations of these products improving cost, power, functionality, and performance. During fiscal 2003, we introduced another generation of OC-12 (625 megabits per second) and our first generation of OC-192 (10 Gbps) physical layer devices with dispersion compensation. Our current customers for physical layer products include Alcatel, Ciena, Cisco, Fujitsu, Hitachi, JDS Uniphase, Juniper, Lucent, Marconi, Nortel, and Tellabs.

Framing Layer:    Our framing layer ICs transmit and receive signals to and from the physical layer in a parallel format and are used predominately in systems, such as very high-speed transmission equipment, ADMs, digital and optical cross-connects, edge and core routers, and DWDM. After receiving the signals, these ICs then perform a number of additional functions, including framing, terminating the overhead, performance monitoring, forward error correction, and mapping the data payload to/from the transmission format. The framing layer ICs then pass the data either directly to a switch fabric product which switches the information to its destination, or to a network processor, which further processes the data prior to forwarding it to a switch fabric product. Framing layer ICs similarly process signals received from the network processing and switching layers for transmission to the physical layer on their return to the optical network.

During fiscal 2003, we introduced several framing layer products for the OC-12, OC-48 and OC-192 markets. These devices include the Evros device, which is our deeply channelized termination framer for DS1, and our first OC-192 framer with enhanced forward error correction. Our current customers for framing layer products include Ciena, Cisco, Lucent, Marconi, NEC, Nortel, and Tellabs.

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

During fiscal 2003, we announced our second generation of metro Ethernet network processors, the nP3450 and nP3454. Our current customers for network processing products include Alcatel, Cisco, Fujitsu, Juniper, Lucent, and Nortel.

Traffic Management and Switching Layer: Our traffic management ICs receive and transmit signals from and to the network processor and primarily perform the queuing and buffering required on packets before the information is sent to the switch fabric. Our switch fabric ICs then switch the information in the proper priority and to the proper destinations.

In fiscal 2002, we introduced the nPX5700, a 10Gbps traffic management solution. Additionally, we introduced two new packet switching solutions, the nPX5800 targeted for system switching capacities of 160 Gbps and below and the nPX8000, a packet/cell switch capable of scaling to 1.2 terabits per second of switching capacity. Our current customers for traffic management and switching layer products include Alcatel, Cisco, Fujitsu, Inrange, Lucent, Nortel and Siemens.

Automated Test Equipment, Military and High-Speed Computing Products: We are not currently developing new products for the Automated Test Equipment, known by the acronym ATE, or military markets, but we continue to sell ASIC products to customers such as Agilent, Harris, IBM, LTX, Northrop Grumman, Raytheon, Schlumberger, Teradyne and Texas Instruments. The majority of these products were manufactured in our internal wafer manufacturing facility, which closed in March 2003. We are currently filling last-time-buy orders for these products. Our high-speed computing products were not manufactured in our internal wafer manufacturing facility, and we will continue to sell these products for the foreseeable future. The revenue from such products is expected to be modest.

Technology

We utilize our technological and design expertise to solve the problems of high-speed analog, digital and mixed-signal circuit designs for the world’s wide area networks. Our technological competencies include the definition and design of high-performance analog, digital and mixed-signal ICs for optical communications systems.

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

Manufacturing of Communications ICs

The manufacturing of communications ICs requires a combination of competencies in advanced silicon technologies such as deep submicron CMOS and BiCMOS silicon germanium, or SiGe, IC package design and manufacturing, and high speed test and characterization. We have obtained access to advanced CMOS and SiGe processes through foundry relationships. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management, and technical performance.

Research and Development

Our research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ASSPs for wide area network applications. We also develop high-performance libraries and design methodologies that are optimized for these applications.

Our product development is focused on building high-performance, high-gate-count digital and analog-intensive designs that are incorporated into well-documented blocks that can be reused for multiple products. We have made, and will continue to make, significant investments in advanced design tools to leverage our engineering staff. Our product development is driven by the imperatives of reducing design cycle time, increasing first-time design correctness, adhering to disciplined, well documented design processes, and continuing to be responsive to customer needs. We are also developing high-performance packages for our products in collaboration with our packaging suppliers and our customers. Our primary research and development facilities are located in San Diego, California, Sunnyvale, California, Andover, Massachusetts, and Netanya, Israel.

Manufacturing

Wafer Fabrication

Through fiscal 2003, we manufactured a portion of our IC products, which utilized bipolar and BiCMOS process technologies, at our internal wafer fabrication facility in San Diego. In March 2003, we discontinued manufacturing products in this facility and are in the final stages of closing the facility entirely. Going forward, we will be a fabless semiconductor company, meaning we will not own or operate any foundries for the production of silicon wafers from which our products are made. We will continue to use external foundries such as IBM, Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and United Microelectronics Corporation (“UMC”), for a majority of our production of silicon wafers. Subcontracting our manufacturing requirements eliminates the high fixed cost of owning and operating a semiconductor wafer fabrication facility and enables us to focus our resources on design and test applications where we believe we have greater competitive advantages.

Assembly, Test and Raw Materials

The majority of our wafer probe testing is conducted at our internal testing facility. We also utilize our external foundries and independent wafer probe test subcontractors for testing our products. After the wafers are probed, the majority of our products are sent to multiple subcontractors located in Asia and the United States for assembly. Following assembly, some of the devices are tested at the subcontractors and returned to us ready for shipment to our customers; however, a majority of the packaged units are returned to us for final testing and marking prior to shipment to customers. We purchase our ceramic packages from several vendors including Kyocera America, Motorola and NTK Ceramics and our plastic packaging from Amkor, ASE and ASAT. Certain of these materials or services are available from a limited number of sources and lead times are occasionally extended.

Sales and Marketing

Our sales and marketing strategy is to develop strong, engineering-intensive relationships with the design teams of the market leading platforms at our customers. We maintain close working relationships with these customers so our marketing team can focus on identifying and developing new products that will meet their needs in the future and so we are involved in the early stages of our customers plans to design new equipment. We sell our products both directly and through a network of independent manufacturers’ representatives and distributors. Our direct sales force is technically trained. Expert technical support is critical to our customers’ success and we provide such support through our field applications engineers, technical marketing team and engineering staff, as well as through our extranet technical support web site.

We augment this strategic account sales approach with domestic and foreign distributors that service primarily smaller accounts purchasing ASSPs. In North America, we have one primary distributor. Internationally, we sell our products through manufacturers’ representatives and distributors. Typically, these distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. Most of our sales to distributors are made under agreements allowing for price protection and right of return on stipulated quantities of unsold merchandise. Our sales headquarters is located in San Diego, California. We maintain sales offices throughout the world.

Backlog

Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customers’ needs; customer orders generally can be cancelled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period, and therefore, we believe that backlog is not necessarily a good indicator of future revenue.

Competition

In the communications IC markets, we compete primarily against companies such as Agere, Broadcom, Intel, Mindspeed, PMC-Sierra, and Vitesse. In addition, certain of our customers or potential customers have internal IC design or manufacturing capability with which we compete.

The communications IC markets are highly competitive and are subject to rapid technological change, evolving standards, short product life cycles, and price erosion. We typically face competition at the design stage when our customers are selecting which semiconductor components to use in their next generation equipment. We believe that the principal factors of competition for the markets we serve include: product performance, quality, reliability, integration, price, and time-to-market, as well as the Company’s reputation and level of customer support. Our ability to successfully compete in these markets depends on our ability to design and subcontract the manufacture of new products that implement new technologies and gain end market acceptance in a time efficient and cost effective manner.

Proprietary Rights

We rely in part on patents to protect our intellectual property. We have been issued 90 patents, which principally cover certain aspects of the design and architecture of our IC products. In addition, we have over 200 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

To protect our intellectual property, we also rely on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements.

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In the past we have been, and in the future may be, notified that we may be infringing on the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business, financial condition or operating results. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, any delays and costs associated with redesigning our products or payments of license fees to third parties or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and operating results.

Environmental Matters

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals that were used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. Such regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party, also known as a PRP, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical site, which efforts are ongoing.

EMPLOYEES

As of March 31, 2003, we had 856 full-time employees: 82 in administration, 479 in research and development, 135 in operations, and 160 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our executive officers and their ages as of May 5, 2003, are as follows:

Name	Age	Position
David M. Rickey	47	Chairman of the Board of Directors, Chief Executive Officer and President
Roger A. Smullen, Sr.	67	Vice Chairman of the Board
Brent E. Little	39	Senior Vice President, Marketing
Stephen M. Smith	44	Senior Vice President, Chief Financial Officer
Ramakrishna R. Sudireddy	36	Senior Vice President, Engineering
Thomas L. Tullie	38	Senior Vice President, Worldwide Sales
Timothy M. Heenan	44	Vice President, Operations
Candace H. Kilburn	49	Vice President, Human Resources and Community Relations

David M. Rickey re-joined us in February 1996 as President, Chief Executive Officer and as a Director. In August 2000, Mr. Rickey was appointed Chairman of the Board. From August 1993 to May 1995, Mr. Rickey served as our Vice President of Operations. From May 1995 to February 1996, Mr. Rickey served as Vice President of Operations at NexGen, a semiconductor company. Previously, for eight years, Mr. Rickey was employed by Northern Telecom, Inc., a telecommunications manufacturer now known as Nortel Networks Corporation, where he led the wafer fab engineering and manufacturing operations in both Ottawa, Canada and San Diego, California. Mr. Rickey has earned B.S. degrees from both Marietta College (summa cum laude) and Columbia University. In addition, Mr. Rickey received a M.S. in Materials Science and Engineering from Stanford University.

Roger A. Smullen, Sr. was elected Vice Chairman of the Board in August 2000. Mr. Smullen served as the Chairman of the Board from October 1982 to August 2000. Mr. Smullen also served as our Acting Vice President, Operations from August 1997 through October 1997 and our Chief Executive Officer from April 1983 until April 1987. Previously, he was Senior Vice President of Operations of Intersil, Inc.’s semiconductor division. In 1967, Mr. Smullen co-founded National Semiconductor Corporation, a manufacturer of integrated circuits. Prior to that, he was Director of Integrated Circuits at Fairchild Semiconductor, a manufacturer of integrated circuits. Mr. Smullen is currently a Director of Micro Linear Corporation, a manufacturer of integrated circuits. He holds a B.S. in Mechanical Engineering from the University of Minnesota.

Brent E. Little joined us in 1991. Mr. Little was promoted to a Senior Vice President in January 2001. Prior to this time, Mr. Little held several marketing management positions with us, including Director of Strategic Marketing and Director of Marketing for ASIC products. Prior to joining us, Mr. Little worked as Business Development Manager for Analysis and Technology, Inc. and worked with the U.S. Navy as a Project Engineer. Mr. Little earned a B.S. in Electrical Engineering from the University of California, Santa Barbara.

Stephen M. Smith joined us in October 1999. Mr. Smith was promoted to Senior Vice President and Chief Financial Officer in April 2003. Prior to this time, Mr. Smith held various positions with us, including Vice President, Business Development and Vice President, Controller. From May 1998 to October 1999, Mr. Smith worked at ST Microelectronics, a semiconductor company, as the Director of a key strategic business unit. Additionally, Mr. Smith worked for STM from January 1993 until May 1997 as the Director of Finance, Region

Americas. From May 1997 to May 1998, Mr. Smith served as Vice President, Finance for Vixel Corporation, a Fibre Channel company. Mr. Smith also spent eight years with Northern Telecom, Inc., where he held a number of financial management positions. Mr. Smith holds a B.S. degree from Arizona State University.

Ramakrishna R. Sudireddy joined us in March 1999 when AMCC acquired Cimaron Communications. Mr. Sudireddy was promoted to Senior Vice President in January 2001. Before co-founding Cimaron in January 1998, Mr. Sudireddy founded Siltek Corporation in 1996, and served as its Vice President of Research and Development until 1997. From 1991 to 1996, Mr. Sudireddy was a Member of Technical Staff at AT&T Bell Laboratories. Mr. Sudireddy has a M.S. in Computer Engineering from the University of Massachusetts at Lowell, and a B.S. in Electrical Engineering from Nagarjuna University in Guntur, India.

Thomas L. Tullie joined us as Vice President, Sales in August 1996. Mr. Tullie was promoted to Senior Vice President in January 2001. From 1989 to 1996, Mr. Tullie held several strategic sales management positions, most recently as Director of East Coast Sales, at S-MOS Systems, a semiconductor company. Prior to joining S-MOS Systems, Mr. Tullie was a designer in the workstations group of Digital Equipment Corporation. Mr. Tullie earned a B.S. degree from the University of Massachusetts and an M.B.A. from Clark University.

Timothy M. Heenan joined us in October 2000 when we acquired MMC Networks. Mr. Heenan was promoted to Vice President of Operations in August 2001. Prior to joining MMC Networks, Mr. Heenan was the Director of Test Operations at Cirrus Logic, Inc., where he was responsible for worldwide manufacturing test operations. Before his tenure at Cirrus Logic, Mr. Heenan held various engineering positions at Signetics Corporation. Mr. Heenan holds a B.S. degree in Materials Engineering from Rensselaer Polytechnic Institute and a M.S. degree in Engineering Management from Santa Clara University.

Candace H. Kilburn, joined us in September 1996 as Director of Human Resources and was promoted to Vice President in August 1999. From 1990 to 1996, Ms. Kilburn served as Director of Human Resources with Buck Knives Inc. where she was responsible for international human resources. She has also held positions at Handyman Corporation and Rohr Industries. Ms. Kilburn earned a B.S. in Business Administration from United States International University, and an M.B.A. from Chapman University.

Item 2.    Properties.

Our corporate headquarters are located in San Diego, California. Below is a summary of material properties leased on March 31, 2003 (net of subleases):

Location	Lease Expiration	Square Footage	Use
San Diego, California	2007	90,000	Executive offices, sales headquarters, test and assembly
San Diego, California	2010	58,000	Engineering headquarters

Total San Diego, California		148,000
Andover, Massachusetts	2005	73,000	Engineering, sales and marketing
Sunnyvale, California	2005	115,000	Engineering, sales and marketing
Other United States locations	Various dates through 2005	58,000	Engineering, sales and marketing applications
Foreign locations	Various dates through 2005	30,000	Engineering, sales and marketing applications

Total facilities		424,000

In an effort to improve the efficiency of the workforce and reduce our cost structure, we implemented a plan to consolidate our workforce into certain designated facilities. As a result, approximately 19,000 square feet of unoccupied properties with non-cancelable lease commitments expiring through fiscal 2005 have been excluded from the above summary. We plan to vacate approximately 96,000 square feet of leased properties in fiscal 2004 with non-cancelable lease commitments expiring through 2010.

We own 32 acres of undeveloped land in Poway, California. We have an agreement to sell this land in fiscal 2004 and are currently in escrow.

Our foreign locations consist of the following: Kanata, Canada; Manchester, United Kingdom; Cheshire, United Kingdom; Munich, Germany; Paris, France; Tokyo, Japan; Shenzhen and Shanghai, People’s Republic of China; and Netanya, Israel.

Item 3.    Legal Proceedings

In April 2001, a series of similar federal complaints were filed against us and certain of our executive officers and directors. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleged violations of the Securities Exchange Act of 1934 (the “1934 Act”) and was brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the 1934 Act and Rule 10b-5 under the 1934 Act. Plaintiff sought monetary damages on behalf of the shareholder class. Defendants brought a motion to dismiss the consolidated federal complaint in March 2002. On May 9, 2002, the court granted the motion, dismissing the complaint, but giving plaintiff 45 days to file an amended complaint. On June 23, 2002, plaintiff filed an amended consolidated complaint. In general, the amended consolidated federal complaint alleges that we and the individual defendants misrepresented our financial prospects for the quarters ended December 31, 2000 and March 30, 2001, in order to inflate the value of our stock. Defendants brought a motion to dismiss the amended consolidated complaint, which motion was denied in October 2002. Discovery in this matter has commenced and is expected to continue throughout calendar year 2003, with expert discovery scheduled for calendar year 2004 and trial for calendar year 2005.

In May 2001, a series of similar state derivative actions were filed against our directors and certain executive officers. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of our financial prospects, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. Defendants demurred to the consolidated state complaint, which demurrer was partially granted and partially overruled in February 2002. In February 2002, our board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants filed a motion seeking dismissal of the consolidated action. On May 28, 2003, the court issued a tentative ruling denying defendants’ motion. We expect oral argument regarding the court’s tentative ruling to take place in June 2003. Limited discovery relating to the special litigation committee and its report has taken place.

We believe that the allegations in these lawsuits are without merit and intend to defend against the lawsuits vigorously. We cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on us. The lawsuits have been tendered to our insurance carriers.

We are currently involved in binding arbitration with Paxonet Communications, Inc. to determine whether we had breached an alleged agreement to provide Paxonet with a loan of $4 million. We deny the existence of any enforceable agreement to provide such a loan and are vigorously resisting Paxonet’s claim. The arbitration hearing was held in May 2003, and the arbitrator’s decision is expected before July 2003.

Since 1993, we have been named as a PRP along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical site for which we have accrued approximately $100,000. In September 2000, we entered into a consent decree with the Environmental Protection Agency, pursuant to which we agreed to fund our proportionate share of the initial remediation efforts at the Omega Chemical site.

We are also party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties.

Although the ultimate outcome of these matters is not presently determinable, we believe that the resolution of all such pending matters, net of amounts accrued, will not have a material adverse effect on our financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on our results of operations in any period.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended March 31, 2003.

PART II

Item 5.    Market for Registrant’s Common Equity and Related Stockholder Matters.

Our common stock is traded on the Nasdaq National Market under the symbol AMCC. The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

Fiscal year ended March 31, 2002	High	Low
First Quarter	$33.10	$11.25
Second Quarter	$19.69	$6.23
Third Quarter	$16.32	$6.01
Fourth Quarter	$13.68	$7.50

Fiscal year ended March 31, 2003	High	Low
First Quarter	$8.89	$3.90
Second Quarter	$5.25	$2.80
Third Quarter	$5.30	$2.45
Fourth Quarter	$4.45	$3.20

On May 30, 2003, there were approximately 815 holders of record of our common stock.

We have not paid cash dividends on our common stock.

There were no sales of equity securities by us that were not registered under the Securities Act of 1933 in the fourth quarter of fiscal 2003.

Item 6.    Selected Financial Data.

The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2003. This information includes the results of operations of acquisitions accounted for using the purchase method of accounting commencing as of their respective acquisition dates (Note 5 to Consolidated Financial Statements). You should read this data together with the Consolidated Financial Statements and related Notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained elsewhere in this report.

	March 31,
	1999	2000	2001	2002	2003
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$105,000	$172,352	$435,543	$152,840	$101,591
Cost of revenues	37,937	50,218	165,986	150,924	61,900

Gross profit	67,063	122,134	269,557	1,916	39,691
Operating expenses:
Research and development	22,250	32,477	105,178	154,622	131,909
Selling, general and administrative	17,705	27,945	69,172	75,656	59,588
Stock-based compensation:
Research and development	223	338	41,350	71,760	70,840
Selling, general and administrative	619	254	35,667	66,425	58,510
Amortization of goodwill and purchased intangibles	—	—	308,835	239,563	—
Purchased intangible asset impairment charges	—	—	—	—	204,284
Goodwill impairment charge	—	—	—	3,101,817	186,389
Restructuring charges	—	—	—	11,577	7,250
Acquired in-process research and development	—	—	202,100	—	—
Merger-related costs	2,350	—	—	—	—

Total operating expenses	43,147	61,014	762,302	3,721,420	718,770

Operating income (loss)	23,916	61,120	(492,745)	(3,719,504)	(679,079)
Other income (expense), net	131	1	113	(14,592)	(11,952)
Interest income, net	3,319	12,871	55,336	47,477	47,719

Income (loss) before income taxes and cumulative effect of accounting change	27,366	73,992	(437,296)	(3,686,619)	(643,312)
Income tax expense (benefit)	10,233	25,367	(1,081)	(80,929)	—

Income (loss) before cumulative effect of accounting change	17,133	48,625	(436,215)	(3,605,690)	(643,312)
Cumulative effect of accounting change	—	—	—	—	(102,229)

Net income (loss)	$17,133	$48,625	$(436,215)	$(3,605,690)	$(745,541)

Diluted earnings (loss) per share:
Diluted earnings (loss) per share before cumulative effect of accounting change	$0.08	$0.20	$(1.63)	$(12.08)	$(2.14)
Cumulative effect of accounting change	—	—	—	—	(0.33)

Diluted earnings (loss) per share	$0.08	$0.20	$(1.63)	$(12.08)	$(2.47)

Shares used in calculating diluted earnings (loss) per share	219,440	238,304	267,363	298,502	301,252

Consolidated Selected Balance Sheet Data:
Working capital	$103,617	$977,621	$1,208,226	$1,060,364	$1,021,175
Goodwill and intangible assets, net	—	—	4,008,440	590,610	88,219
Total assets	150,655	1,046,882	5,453,278	1,829,193	1,224,557
Long-term debt and capital lease obligations including current portion	10,495	7,417	3,530	2,283	1,265
Total stockholders’ equity	121,694	1,013,805	5,238,101	1,771,251	1,172,188

Quarterly Comparisons

The following table sets forth consolidated statements of operations for each of our last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In our opinion, this quarterly information reflects all adjustments necessary for a fair presentation of the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. You should read this data together with the Consolidated Financial Statements and related Notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained elsewhere in this report.

	Fiscal 2002				Fiscal 2003
	Q1	Q2	Q3	Q4	Q1	Q2	Q3	Q4
	(in thousands, except per share data)
Net revenues	$41,206	$41,302	$40,220	$30,112	$30,155	$30,219	$21,114	$20,103
Cost of revenues (1)	50,662	33,217	32,534	34,511	17,639	16,503	14,327	13,431

Gross profit (loss)	(9,456)	8,085	7,686	(4,399)	12,516	13,716	6,787	6,672
Operating expenses:
Research and development	39,049	39,770	38,275	37,528	35,497	33,441	32,040	30,931
Selling, general and administrative	20,438	19,355	18,277	17,586	16,326	14,989	14,467	13,806
Stock-based compensation:
Research and development	18,371	18,368	18,370	16,651	40,677	11,413	10,467	8,283
Selling, general and administrative	17,198	17,198	17,196	14,833	26,630	24,104	4,286	3,490
Amortization of goodwill and purchased intangibles	169,548	23,339	23,339	23,337	—	—	—	—
Purchased intangible asset impairment charges	—	—	—	—	204,284	—	—	—
Goodwill impairment charge	3,101,817	—	—	—	—	—	—	186,389
Restructuring charges	—	11,177	200	200	2,500	3,000	—	1,750

Total operating expenses	3,366,421	129,207	115,657	110,135	325,914	86,947	61,260	244,649

Operating loss	(3,375,877)	(121,122)	(107,971)	(114,534)	(313,398)	(73,231)	(54,473)	(237,977)
Other income (expense), net	(8,742)	(4,995)	(433)	(422)	(130)	(12,811)	3,657	(2,668)
Interest income, net	13,625	13,162	10,872	9,818	10,853	13,606	11,757	11,503

Loss before income taxes and cumulative effect of accounting change	(3,370,994)	(112,955)	(97,532)	(105,138)	(302,675)	(72,436)	(39,059)	(229,142)
Income tax expense (benefit)	(32,814)	(17,012)	(16,231)	(14,872)	—	—	—	—

Loss before cumulative effect of accounting change	(3,338,180)	(95,943)	(81,301)	(90,266)	(302,675)	(72,436)	(39,059)	(229,142)
Cumulative effect of accounting change	—	—	—	—	(102,229)	—	—	—

Net loss	$(3,338,180)	$(95,943)	$(81,301)	$(90,266)	$(404,904)	$(72,436)	$(39,059)	$(229,142)

Basic and diluted loss per share before cumulative effect of accounting change	$(11.18)	$(0.32)	$(0.27)	$(0.30)	$(1.01)	$(0.24)	$(0.13)	$(0.76)
Cumulative effect of accounting change	—	—	—	—	(0.34)	—	—	—

Diluted loss per share	$(11.18)	$(0.32)	$(0.27)	$(0.30)	$(1.35)	$(0.24)	$(0.13)	$(0.76)

Shares used in calculating diluted loss per share	298,549	299,235	297,360	298,865	299,811	300,701	301,622	302,875

(1) Cost of revenues includes the following (in thousands):

Stock-based compensation .	$1,237	$1,227	$1,227	$5,189	$1,437	$419	$400	$280
Amortization of purchased intangibles	14,585	14,586	14,584	14,584	1,572	1,571	1,572	1,572

	$15,822	$15,813	$15,811	$19,773	$3,009	$1,990	$1,972	$1,852

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides a general description of our business.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for each of the three fiscal years ended March 31, 2003. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This section should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in the “Risk Factors” section and elsewhere in this report. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC in which we report our financial condition and results for the quarter and fiscal year-to-date. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

OVERVIEW

We design, develop, manufacture, and market high-performance, high-bandwidth silicon integrated circuits empowering wide area networks. We utilize a combination of digital, mixed-signal and high-frequency analog design expertise coupled with system-level knowledge and multiple silicon process technologies to offer IC products that enable the transport of voice and data over fiber optic networks. Our system solution portfolio includes switch fabric, traffic management, network processor, framer/mapper, and physical layer devices that address the high-performance needs of the evolving intelligent optical network. In addition, we supply silicon ICs for the automated test equipment, or ATE, high-speed computing and military markets.

CRITICAL ACCOUNTING POLICIES

The SEC Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies”, or FRR 60, encourages companies to provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results, and require management to make its most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Based on this definition, our most critical accounting policies include: inventory valuation, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and write-offs of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the valuation of strategic equity investments, which affects our other income and expense; and the valuation of deferred income taxes, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debt. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements.

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

Goodwill and Intangible Asset Valuation

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist us in this process, we used an independent valuation firm. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we have used to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

During 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, which requires that, effective April 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination.

Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. To assist us in the process of determining goodwill impairment, we obtain an appraisal from an independent valuation firm. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rate reflecting the risk inherent in future cash flows, perpetual growth rate, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Restructuring Charges

Over the last two years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for employee severance, long-term asset writedowns, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the cost to dispose of our excess facilities, we have to estimate the timing of exiting certain facilities and then estimate the future lease and operating costs to be paid until the lease is terminated and the amount of sublease income, if any. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

Valuation of Strategic Equity Investments

We have made equity investments in other companies for the promotion of our business and strategic objectives. Based on our level of ownership interest, our policy is to value these investments at our historical cost. Our policy requires us to periodically review these investments for impairment. For these investments, an impairment analysis requires significant judgment, including an assessment of the companies’ financial condition, the existence and valuation of any subsequent rounds of financing and the impact of any contractual preferences, as well as the companies’ projected results and prospects for additional financing, or a liquidity event. If the actual outcomes for the companies are significantly different from our estimates, our recorded impairments may be understated, or we may incur realized gains in future periods.

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit in our financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, or SAB 101. SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors with rights of return are deferred until all return or cancellation privileges lapse. In addition, we record reductions to revenue for estimated allowances such as returns and competitive pricing programs. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

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

RESULTS OF OPERATIONS

The following table sets forth certain selected consolidated statement of operations data in dollars and as a percentage of revenues for the periods indicated:

	Fiscal Years Ended March 31,
	2001		2002		2003
	(in thousands, except per share data)

Net revenues	$435,543	100.0%	$152,840	100.0%	$101,591	100.0%
Cost of revenues (1)	165,986	38.1	150,924	98.7	61,900	60.9

Gross profit	269,557	61.9	1,916	1.3	39,691	39.1
Operating expenses:
Research and development	105,178	24.1	154,622	101.2	131,909	129.8
Selling, general and administrative	69,172	15.9	75,656	49.5	59,588	58.7
Stock-based compensation:
Research and development	41,350	9.5	71,760	46.9	70,840	69.7
Selling, general and administrative	35,667	8.2	66,425	43.5	58,510	57.6
Amortization of goodwill and purchased intangibles	308,835	70.9	239,563	156.7	—	—
Other purchased intangible asset impairment charges	—	—	—	—	204,284	201.1
Goodwill impairment charge	—	—	3,101,817	2,029.5	186,389	183.5
Restructuring charges	—	—	11,577	7.6	7,250	7.1
Acquired in-process research and development	202,100	46.4	—	—	—	—

Total operating expenses	762,302	175.0	3,721,420	2,434.8	718,770	707.5

Operating loss	(492,745)	(113.1)	(3,719,504)	(2,433.6)	(679,079)	(668.4)
Other income (expense), net	113	0.0	(14,592)	(9.5)	(11,952)	(11.8)
Interest income, net	55,336	12.7	47,477	31.1	47,719	47.0

Loss before income taxes and cumulative effect of accounting change	(437,296)	(100.4)	(3,686,619)	(2,412.1)	(643,312)	(633.2)
Income tax expense (benefit)	(1,081)	(0.2)	(80,929)	(53.0)	—	—

Loss before cumulative effect of accounting change	(436,215)	(100.2)	(3,605,690)	(2,359.1)	(643,312)	(633.2)
Cumulative effect of accounting change	—	—	—	—	(102,229)	(100.6)

Net loss	$(436,215)	(100.2)%	$(3,605,690)	(2,359.1)%	$(745,541)	(733.9)%

Basic and diluted loss per share:
Loss per share before cumulative effect of accounting change	$(1.63)		$(12.08)		$(2.14)
Cumulative effect of accounting change	—		—		(0.33)

Loss per share	$(1.63)		$(12.08)		$(2.47)

Shares used in calculating basic and diluted loss per share	267,363		298,502		301,252

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$2,831	0.6%	$8,880	5.8%	$2,536	2.5%
Amortization of purchased intangibles	25,280	5.8	58,339	38.2	6,287	6.2
Amortization of purchased inventory fair value adjustment	26,907	6.2	—	—	—	—

	$55,018	12.6%	$67,219	44.0%	$8,823	8.7%

Comparison of the Year Ended March 31, 2003 to the Year Ended March 31, 2002

Net Revenues.    Net revenues for the year ended March 31, 2003 were approximately $101.6 million, representing a decrease of 34% from the net revenues of approximately $152.8 million for the year ended March 31, 2002. Revenues from sales of communications products decreased 49% to $65.6 million, or 65% of net revenues, for the year ended March 31, 2003 from $128.3 million, or 84% of net revenues, for the year ended March 31, 2002.

The decline in revenues is primarily due to a decrease in the volume of shipments of our communications ICs, reflecting reduced demand for our communications products as our customers faced slower demand for their products. This decrease in the volume of shipments of our communications ICs was partially offset by increases in the shipments of our non-communications ICs. The increase in non-communications IC revenues was driven by the fulfillment of certain last-time-buy orders generated as a result of the closure of our wafer fabrication facility in which the majority of our non-communications ICs were made. We expect that revenues from our non-communications products will decline materially in fiscal 2004 as we have largely completed fulfillment of the last-time-buy orders. Due to the prolonged downturn in the communications portion of our business and lack of backlog visibility, we are not able to assess the near-term trend for our total net revenues.

Based on direct shipments, net revenues to customers exceeding 10% in any of the three years ended March 31, were as follows:

	2001	2002	2003
Harris Corporation	—%	1%	18%
Insight Electronics	19%	10%	8%
Nortel Networks Corporation	10%	2%	1%

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to an end customer exceeding 10% in any of the three years ended March 31, were as follows:

	2001	2002	2003
Harris Corporation	—%	1%	18%
Nortel Networks Corporation	20%	12%	14%
Cisco Systems	9%	13%	6%

Revenues based on direct shipments outside of North America accounted for 35% of net revenues for the year ended March 31, 2003, compared to 36% for the year ended March 31, 2002.

Gross Margin.    Gross margin was 39.1% for the year ended March 31, 2003, as compared to 1.3% for the year ended March 31, 2002. The net increase in gross margin is primarily attributable to a decrease in non-cash acquisition-related charges and a special charge of $15.9 million in the prior year for excess inventory, which were partially offset by increased under-utilization of our wafer fabrication and testing facilities, a decrease in the volume of product shipments, and accelerated depreciation as a result of the closure of the internal wafer fabrication facility. Approximately $6.3 million and $58.3 million of non-cash purchased intangible charges were included in cost of revenues in the years ended March 31, 2003 and 2002, respectively.

Due to the current market conditions and uncertainty with respect to expected shipment volumes, we anticipate that gross margin will continue to be affected by fluctuations in the volume of our product sales, the average selling prices of our products, direct material costs and yield, and ongoing non-cash amortization of purchased intangibles. As of March 31, 2003, our internal wafer fabrication facility was permanently closed. As a result, we expect that the fixed cost of manufacturing overhead included in cost of revenues will decrease by approximately $3.0 million per quarter. At March 31, 2003, the balance of purchased intangible assets expected to be charged to cost of revenues was $15.7 million. See “Amortization of Goodwill and Purchased Intangibles.”

Research and Development.    Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. R&D expenses decreased 15% in absolute dollars to approximately $131.9 million, or 130% of net revenues, for the year ended March 31, 2003, from approximately $154.6 million, or 101% of net revenues, for the year ended March 31, 2002. This decrease in R&D spending is a result of the streamlining and prioritizing of our product development efforts, reducing subcontracting costs and the effect of our workforce reductions. We believe that a continued commitment to R&D is vital to maintain a leadership position with innovative communications products. Currently, R&D expenses are focused on the development of products for the communications markets and we expect to continue this focus. We expect R&D expenses in absolute dollars to continue to decrease in the first three quarters of fiscal 2004 as we continue to streamline our cost structure and implement our restructuring plan announced in April 2003. See “Restructuring Charges.” Future acquisitions of businesses may result in substantial additional charges.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding, and facilities expenses. SG&A expenses were approximately $59.6 million, or 59% of net revenues, for the year ended March 31, 2003, as compared to approximately $75.7 million, or 50% of net revenues, for the year ended March 31, 2002. The decrease in SG&A expenses in absolute dollars was primarily attributable to the decrease in payroll and related benefit expenses as a result of reduced headcount, decreases in sales commissions as a result of lower net revenues and lower travel and marketing expenses as we reduced discretionary spending. We expect SG&A expenses in absolute dollars to continue to decrease in the first three quarters of fiscal 2004 as we implement the restructuring program announced in April 2003 and continue to reduce discretionary spending. See “Restructuring Charges.” Future acquisitions of businesses may result in substantial additional charges.

Stock-Based Compensation.    Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In fiscal 2001, we recorded approximately $438.8 million of deferred compensation, in connection with stock options assumed in our purchase acquisitions. Stock-based compensation charges, including amounts charged to cost of revenues, were $131.9 million and $147.1 million for the years ended March 31, 2003 and 2002, respectively. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $22.8 million and $387,000 during the fiscal years ending March 31, 2004 and 2005, respectively. These charges could be reduced based on the level of employee turnover. Future acquisitions of businesses may result in substantial additional charges. Such charges may cause fluctuations in our interim or annual operating results.

Amortization of Goodwill and Purchased Intangibles.    Goodwill is recorded as the amount by which the aggregate consideration paid for an acquisition exceeds the fair value of the net tangible and intangible assets acquired. Purchased intangible assets acquired include developed technology, trademarks and assembled workforce. Upon the adoption of SFAS 142 in April 2002, we ceased amortizing goodwill and reclassified $6.3 million of assembled workforce to goodwill. Including the amortization of the developed technology component of cost of revenues, amortization of goodwill and purchased intangible assets was $6.3 million for the year ended March 31, 2003, compared to $297.9 million for the year ended March 31, 2002. We expect amortization expense for purchased intangibles, including amounts to be charged to cost of revenues, to be $6.3 million, $6.3 million and $3.1 million for the fiscal years ending March 31, 2004, 2005 and 2006, respectively.

Goodwill and Purchased Intangible Asset Impairment Charges.    Upon adoption of SFAS 142 during the first quarter of fiscal 2003, we completed our initial goodwill impairment review. As a result, we recorded a $102.2 million non-cash charge for the impairment of goodwill, which is reflected as the cumulative effect of an accounting change in the accompanying consolidated statements of operations. In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, we performed an analysis of these assets as required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and recorded non-cash charges in the year ended March 31, 2003 of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These amounts are reflected as components of operating loss. In the fourth quarter of fiscal 2003, we performed our annual goodwill impairment review and recorded an additional $186.4 million impairment charge to reduce the carrying value of goodwill, which is also reflected as a component of operating loss.

Prior to the adoption of SFAS 142, we reviewed the value of our intangible assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”, or SFAS 121. In the year ended March 31, 2002, we recorded a charge of $3.1 billion to write down the value of intangible assets associated with our purchase acquisitions.

Restructuring Charges.    Due to the prolonged downturn in our industry, we have announced a total of three restructuring programs between July 2001 and April 2003. A summary of each of the separate programs is as follows:

•	The July 2001 program consisted of a 5% workforce reduction, consolidation of excess facilities and property and equipment impairments of approximately $8.7 million ($5.6 million for the elimination of certain excess manufacturing equipment and $3.1 million for the abandonment of leasehold improvements and software licenses). Payments for the workforce reduction were approximately $900,000 and were completed in fiscal 2002. Amounts related to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005 and are estimated to be approximately $2.0 million. The program resulted in total charges of $11.6 million that are reflected as an expense in fiscal 2002.

•	The July 2002 program included the closure of the internal wafer manufacturing facility and a global workforce reduction. The estimate for the closure of the manufacturing facility is approximately $4.0 million and is comprised of severance packages for the manufacturing workforce, facility restoration costs and fixed asset disposals. The payments for these costs are expected to be complete by the end of the first quarter of fiscal 2004. The global workforce reduction included the closing of a design center and disposal of related assets, and resulted in a charge of $3.0 million. Payments for the employee severance were made in fiscal 2003; amounts for the facility closure will be paid through the end of the related lease term in fiscal 2004.

•	In April 2003, we announced our third restructuring program, consisting of a workforce reduction, further consolidation of excess facilities and additional fixed asset writeoffs. In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”, requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Total costs related to the restructuring plan are expected to be $20 million to $25 million and will be substantially recognized in the first quarter of fiscal 2004, in accordance with the new guidance. In the year ended March 31, 2003, we recorded approximately $300,000 as a liability for certain severance packages communicated to employees in March 2003.

Other Income (Expense).    Other income (expense), net, primarily includes recorded gains and losses on strategic equity investments as well as gains and losses from dispositions of property and equipment. Other income (expense) for the year ended March 31, 2003 primarily consists of a recognized impairment charge of $13.3 million for certain strategic equity investments and losses of $2.3 million for certain fixed asset disposals, offset by a $3.7 million gain from the sale of real estate. Other income (expense) for the year ended March 31, 2002 primarily reflects a gain on strategic equity investments of $1.2 million, offset by an impairment charge of $15.0 million and certain losses on fixed asset disposals.

Net Interest Income.    Net interest income reflects interest earned on average cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest accrued on our debt and capital lease obligations. Net interest income was $47.7 million for the year ended March 31, 2003, consistent with $47.5 million for the year ended March 31, 2002, due to the realization of gains on sales of short-term investments offset by lower interest income due to lower yields and cash balances in fiscal 2003.

Income Taxes.    We recorded no income taxes for the year ended March 31, 2003, compared to a tax benefit of $80.9 million in the year ended March 31, 2002. The difference between our effective tax rate and the federal statutory rate for the year ended March 31, 2003 resulted from the fact that we established valuation allowances for our deferred tax assets generated during the fiscal year, as it is more likely than not that our net operating loss and other credit carryforwards will expire unused. The difference between our effective tax rate and the federal statutory rate for the year ended March 31, 2002 resulted primarily from the nondeductibility of certain acquisition-related expenses from our purchase transactions completed during fiscal 2001. At March 31, 2003, we provided a valuation allowance against our net deferred tax assets in the amount of $309.7 million.

Cumulative Effect of Accounting Change.    As a result of our initial goodwill impairment review performed as of April 1, 2002 as required by the adoption of SFAS 142, we recorded a non-cash charge of $102.2 million. See “Impact of Adoption of Accounting Standard.”

Comparison of the Year Ended March 31, 2002 to the Year Ended March 31, 2001

Net Revenues.    Net revenues for the year ended March 31, 2002 were approximately $152.8 million, representing a decrease of 65% from the net revenues of approximately $435.5 million for the year ended March 31, 2001. Revenues from sales of communications products decreased 67% to $128.3 million, or 84% of net revenues, for the year ended March 31, 2002 from $388.8 million, or 89% of net revenues, for the year ended March 31, 2001.

Revenues based on direct shipments outside of North America accounted for 36% for the year ended March 31, 2002, compared to 23% for the year ended March 31, 2001.

Gross Margin.    Gross margin was 1.3% for the year ended March 31, 2002, as compared to 61.9% for the year ended March 31, 2001. The decrease in gross margin was primarily attributable to the decrease in the volume of our product shipments, a special excess inventory charge of $15.9 million in the first quarter of fiscal 2002 and a $12.2 million increase in non-cash acquisition-related charges. Approximately $58.3 million and $52.2 million of non-cash purchased intangible charges were included in cost of revenues in fiscal 2002 and 2001, respectively.

Research and Development.    R&D expenses increased 47% to approximately $154.6 million, or 101% of net revenues, for the year ended March 31, 2002, from approximately $105.2 million, or 24% of net revenues, for the year ended March 31, 2001. The increase is a result of new product and process development efforts, investments made in new design tools for the development of new products, and increases in personnel costs as a result of our acquisition in fiscal 2001 and internal hiring of R&D personnel.

Selling, General and Administrative.    SG&A expenses were approximately $75.7 million, or 50% of net revenues, for the year ended March 31, 2002, as compared to approximately $69.2 million, or 16% of net revenues, for the year ended March 31, 2001. The increase in SG&A expenses for the year ended March 31, 2002 was primarily attributable to investments made in our corporate infrastructure, increases in professional and legal fees and additional marketing and advertising investments associated with the introduction of new products.

Stock-Based Compensation.    Stock-based compensation charges, including amounts charged to cost of revenues, were $147.1 million and $79.8 million for the years ended March 31, 2002 and 2001, respectively. The increase is directly related to our acquisitions in fiscal 2001.

Amortization of Goodwill and Purchased Intangibles.    In connection with the six purchase transactions completed during fiscal 2001, we recorded approximately $4.0 billion of goodwill and $329.8 million of purchased intangible assets. Prior to the adoption of SFAS 142, goodwill and purchased intangible assets were amortized on a straight-line basis over the economic lives of the respective assets, ranging from one to six years. Including the amortization of the developed technology component of cost of revenues, amortization of goodwill and purchased intangible assets was $297.9 million for the year ended March 31, 2002, compared to $334.1 million for the year ended March 31, 2001.

Goodwill Impairment Charge.    Prior to the adoption of SFAS 142, we performed a review of the value of our intangible assets in accordance with SFAS 121 in the first quarter of fiscal 2002. Based on our review and an independent valuation, we recorded a charge of $3.1 billion to write down the value of intangible assets associated with our purchase acquisitions.

Restructuring Charges.    As a result of industry conditions, we announced a restructuring plan in July 2001. The plan included reducing our overall cost structure and aligning manufacturing capacity with the then current demand. Restructuring costs of $11.6 million were recognized as operating expense in the year ended March 31, 2002.

Acquired In-Process Research and Development.    For the year ended March 31, 2001, we recorded a total of $202.1 million of acquired in-process research and development, or IPR&D, expense as a result of the acquisitions of YuniNetworks, SiLUTIA and MMC Networks. The components of this aggregate amount were expensed on the respective acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses.

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

Included below are additional details regarding the in-process technology acquired in these transactions:

MMC Networks—MMC Networks designed, developed, manufactured, and marketed network processors, traffic management and switch fabric ICs. The total IPR&D charge related to eight projects, which at the date of the acquisition were between 20% and 90% complete. Two projects accounted for approximately 51% of the value assigned to IPR&D and were completed in fiscal 2003 substantially on budget. The remaining projects, which accounted for 49% of the charge were generally completed in fiscal 2002.

SiLUTIA—SiLUTIA specialized in digital and mixed signal IC designs. 95% of the IPR&D charge related to one project which was 60% complete at the date of acquisition. The project was completed in fiscal 2002 on budget.

YuniNetworks—YuniNetworks developed scalable switch fabric silicon ICs. The IPR&D charge related to one chipset consisting of six ICs. At the date of acquisition, the project was estimated to be 32% complete. The original project was completed on time and on budget. The original chipset was never production released and has been significantly modified to include additional functionality not planned in the original project.

Other Income (Expense).    Other income (expense) for the year ended March 31, 2002, includes a gain on our strategic equity investments of $1.2 million, offset by an impairment charge of $15.0 million and certain losses on fixed asset disposals. Other income (expense) for the year ended March 31, 2001, primarily reflects net gains and losses on the disposal of fixed assets.

Net Interest Income.    Net interest income decreased 14% to $47.5 million for the year ended March 31, 2002, compared to $55.3 million for the year ended March 31, 2001. This decrease was due principally to decreasing yields on investments and lower cash balances.

Income Taxes.    We recorded income tax benefits of approximately $80.9 million and $1.1 million in the years ended March 31, 2002 and 2001, respectively, which resulted in effective tax rates of approximately 2.2% for fiscal 2002 and 0.2% for fiscal 2001. The differences between our effective tax rates for fiscal 2002 and 2001 and the federal statutory rate resulted primarily from the effects of nondeductible acquisition-related expenses from our purchase transactions completed during fiscal 2001, as well as the effects of certain fiscal 2002 losses and credits recorded without tax benefit. At March 31, 2002, we provided a valuation allowance against our net deferred tax assets in the amount of $98.0 million.

Impact of Adoption of Accounting Standard

The following table presents the impact of SFAS 142 on the net loss and the net loss per share as if SFAS 142 had been in effect for all periods presented in the consolidated statements of operations (in thousands, except per share amounts):

	Fiscal Years Ended March 31,
	2001	2002	2003
Net loss—as reported	$(436,215)	$(3,605,690)	$(745,541)
Adjustments:
Cumulative effect of accounting change	—	—	102,229
Amortization of goodwill	304,544	230,250	—
Amortization of assembled workforce previously classified as purchased intangible assets	2,022	4,193	—
Income tax effect	(819)	(1,698)	—

Total adjustments	305,747	232,745	102,229

Net loss—as adjusted	$(130,468)	$(3,372,945)	$(643,312)

Basic and diluted net loss per share—as reported	$(1.63)	$(12.08)	$(2.47)

Basic and diluted net loss per share—as adjusted	$(0.49)	$(11.30)	$(2.14)

Financial Condition and Liquidity

As of March 31, 2003, our principal source of liquidity consisted of $1.0 billion in cash, cash equivalents and short-term investments. Working capital as of March 31, 2003 was also $1.0 billion. At the end of fiscal 2003, we had future operating lease obligations not included on our balance sheet totaling $39.6 million, primarily related to facilities and engineering design software tools.

For fiscal 2003, we used $47.7 million of cash to fund our operations compared to using $35.7 million in fiscal 2002 and generating $200.1 million in fiscal 2001. Although we had a net loss of $745.5 million in fiscal 2003, $680.4 million consisted of non-cash charges such as depreciation, amortization and impairments of purchased intangibles. The remaining change in operating cash flows for fiscal 2003 primarily reflects decreases in accounts receivable and inventory. Net cash used for operations in fiscal 2002 primarily reflects our operating results before noncash charges, as well as decreases in accounts receivable, inventory, accounts payable and deferred tax liabilities.

We used $145.2 million of cash for investing activities during fiscal 2003, compared to generating $323.0 million and using $379.0 million in fiscal 2002 and 2001, respectively. The outflow of cash in fiscal 2003 primarily represents the net purchases of available-for-sale investments, as we looked to increase our investment return by shifting our cash to investments with longer initial maturities.

Capital expenditures totaled $4.9 million, $31.3 million and $78.6 million for the years ended March 31, 2003, 2002 and 2001, respectively. The capital expenditures in fiscal 2003 and 2002 primarily consisted of purchases of engineering hardware and design software. The capital expenditures in fiscal 2001 included additional expenditures for the acquisition of land, buildings and manufacturing equipment.

We generated $7.8 million of cash in fiscal 2003 from financing activities compared to using $9.9 million and generating $67.0 million in fiscal 2002 and 2001, respectively. The major financing source of cash in fiscal 2003 was from the sale of common stock through the exercise of employee stock options and purchases through the employee stock purchase plan. The major financing use of cash in fiscal 2002 was for the repurchase of approximately 3.6 million shares of our common stock for $29.4 million, offset by $20.8 million of cash from the issuance of our common stock under employee stock plans. Cash generated from financing activities in fiscal 2001 primarily reflects the issuance of shares of our common stock offset by repayments of our long-term debt and capital lease obligations.

On October 16, 2002, our board of directors approved a stock repurchase program whereby we were authorized to expend up to $200.0 million to purchase our common stock. Depending on market conditions and other factors, purchases may be made from time to time in the open market and in negotiated transactions, including block transactions, at times and prices considered appropriate by us. Such program may be discontinued at any time. As of March 31, 2003, we had not made any purchases under the program.

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

The following table summarizes our contractual obligations as of March 31, 2003. This table should be read in conjunction with the notes to the consolidated financial statements.

	Notes Payable	Operating Leases	Capital Leases	Total
	(in thousands)
Fiscal years ended:
2004	$516	$16,335	$762	$17,613
2005	—	11,326	—	11,326
2006	—	3,666	—	3,666
2007	—	2,199	—	2,199
2008	—	1,672	—	1,672
Thereafter	—	3,147	—	3,147

Total	$516	$38,345	$762	$39,623

RISK FACTORS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC in which we report our financial condition and results for the quarter and fiscal year-to-date. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occur, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.

Our operating results may fluctuate because of a number of factors, many of which are beyond our control.

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment industry and semiconductor industry conditions, including the effects of the current significant slowdown;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	the effects of the closure of our internal wafer fabrication facility;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	changes in the mix of products that our customers buy;

•	the potential negative effects and ability to reduce costs as planned through our on-going restructuring and cost reduction efforts;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other;

•	costs associated with compliance with applicable environmental regulations or remediation;

•	the effects of changes in accounting standards, including rules regarding the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, litigation judgments or settlements relating to the use or ownership of intellectual property, the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws and various state claims or other claims arising out of our operations;

•	the ability of our customers to obtain components from their other suppliers;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test or assembly constraints for our devices, which adversely affects our ability to meet our production obligations;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our revenues are typically derived from sales of ASSPs as compared to ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which makes it more difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render our products less marketable. Accordingly, our financial condition and operating results could be materially harmed.

Our expense levels are relatively fixed and are based on our expectations of future revenues. We have limited ability to reduce expenses quickly in response to any revenue shortfalls.

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

There has been industry consolidation among communications IC companies, network equipment companies and telecommunications companies in the past. We expect this consolidation to continue as companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, fewer customers and reduced demand, which in turn could have a material adverse effect on our business, operating results, and financial condition.

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

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates, credit ratings of the issuers and foreign currency exchange rates, as well as the risk of default by the issuer. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. We currently do not have derivative financial instruments to manage any of these risks. Although we make investment decisions in accordance with our investment policy guidelines in order to maintain safety and liquidity, increases in interest rates, decreases in the credit worthiness of one or more of the issuers in the portfolio or adverse changes in foreign currency exchange rates could have a material adverse impact on our financial condition or results of operations.

Our recently implemented restructuring plan could result in management distractions, operational disruptions and other difficulties.

As a result of the continuing significant economic slowdown and the related uncertainties in our industry, we implemented a new restructuring plan in the first quarter of fiscal 2004. The plan focuses on cost reductions and operating efficiencies, and includes workforce reductions. Employees directly affected by the reductions may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Furthermore, our restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, that future operations will improve or that the completion of restructuring will not disrupt our operations. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities.

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

In the communications markets, we compete primarily against companies such as Agere, Broadcom, Intel, Mindspeed, PMC-Sierra, and Vitesse. Certain of our customers or potential customers have internal IC design or manufacturing capability with which we compete. Any failure by us to compete successfully in these target markets, particularly in the communications markets, would have a material adverse effect on our business, financial condition and results of operations.

We expect revenues that are currently derived from non-communications markets will decline in future periods.

We have derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets and currently anticipate that we will continue to derive revenues from sales to customers in these markets in the near term. The majority of these products were manufactured at our internal wafer fabrication facility, which closed in March 2003. Throughout fiscal 2003, we were fulfilling last-time-buy orders for parts manufactured in this facility. As a result of the last-time-buy program, our revenues from sales of our non-communications products increased to 35% of net revenues for the year ended March 31, 2003 from 16% of net revenues for the year ended March 31, 2002. We expect that revenues from our non-communications products will decline materially as we fulfill the last-time-buy orders throughout most of fiscal 2004. We will continue to sell products for these markets for the foreseeable future, but the volumes and revenues are expected to be modest.

The closing of our internal foundry could result in unanticipated liability and reduced revenues.

A significant portion of our recent revenues has been derived from products developed for and manufactured in our internal foundry. As of March 31, 2003, the facility is closed and we do not have the ability to manufacture the products designed for manufacture in the facility, which subjects us to substantial risks, including:

•	we may be unable to repair or replace defective products;

•	we may be unable to fulfill customer orders for products which are not in our inventory;

•	if we have not built or effectively stored products which we have committed to customers, we may incur liability to these customers;

•	if we are unable to successfully design and sell products manufactured in external foundries, our revenues will decline; and

•	costs and liabilities associated with closing the foundry may exceed our estimates.

A disruption in the manufacturing capabilities of our outside foundries would negatively impact the production of certain of our products.

In the past, we relied on outside foundries for the manufacture of the majority of our products. Now that we have closed our internal foundry, all of our products will be manufactured by outside foundries. These outside foundries generally manufacture our products on a purchase order basis, and we generally do not have long-term supply arrangements or contracts with these suppliers. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

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

Our yields decline whenever a substantial percentage of wafers must be rejected or a significant number of die on each wafer are nonfunctional. Such declines can be caused by many factors, including minute levels of contaminants in the manufacturing environment, design issues, defects in masks used to print circuits on a wafer, and difficulties in the fabrication process. Design iterations and process changes by our suppliers can cause a risk of defects. Many of these problems are difficult to diagnose, are time consuming and expensive to remedy, and can result in shipment delays.

We estimate yields per wafer in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be revalued. We may have to take inventory write-downs as a result of decreases in manufacturing yields. We may suffer periodic yield problems in connection with new or existing products or in connection with the commencement of production at a new manufacturing facility.

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

Our future success will depend upon our ability to improve existing process technologies or acquire new process technologies. In the future, we may be required to transition one or more of our products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs or improve product performance. We may not be able to improve our process technologies or otherwise gain access to new process technologies in a timely or affordable manner. Products based on these technologies may not achieve market acceptance.

The complexity of our products may lead to errors, defects and bugs when they are first introduced, which could negatively impact our reputation with customers.

Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Our products have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall. This, in turn, could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. Errors, defects or bugs could cause problems, interruptions, delays or cessation of sales to our customers.

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

Our future success depends in part on the continued service of our key design engineering, sales, marketing, manufacturing, and executive personnel and our ability to identify, hire and retain additional, qualified personnel.

There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development.

To manage operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate, and manage our employees. The integration of past and future potential acquisitions will require significant additional management, technical and administrative resources. We cannot be certain that we would be able to manage our expanded operations effectively.

Our ability to supply a sufficient number of products to meet demand could be severely hampered by a shortage of water, electricity or other supplies, or by natural disasters or other catastrophes.

The manufacture of our products requires significant amounts of water. Previous droughts have resulted in restrictions being placed on water use by manufacturers. In the event of a future drought, reductions in water use may be mandated generally and our external foundries’ ability to manufacture our products could be impaired.

Early in 2001, California experienced prolonged energy alerts and blackouts caused by disruption in energy supplies. As a consequence, California continues to experience substantially increased costs of electricity and natural gas. We are unsure whether these alerts and blackouts will reoccur or how severe they may become in the future. Several of our facilities, including our principal executive offices, are located in California. Many of our customers and suppliers are also headquartered or have substantial operations in California. If we, or any of our major customers or suppliers located in California, experience a sustained disruption in energy supplies, our results of operations could be materially and adversely affected.

Our test and assembly facilities are located in San Diego, California and our external manufacturing operations are mainly concentrated in Taiwan. These areas are subject to natural disasters such as earthquakes or floods. We do not have earthquake or business interruption insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster or other catastrophic event could have a material adverse impact on our business, financial condition and operating results.

The effects of war, acts of terrorism or global threats, including, but not limited to, the outbreak of epidemic disease, could have a material adverse effect on our business, operating results and financial condition. The terrorist attacks in New York and Washington, D.C. on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. economy and other economies around the world. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

We could incur substantial fines or litigation costs associated with our storage, use and disposal of hazardous materials.

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals that were used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a PRP, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain on-going remediation efforts at the Omega Chemical site. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, we cannot assure you that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega Chemical site, will not have a material adverse effect on our business.

We have in the past and may in the future make acquisitions that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

The risks involved with acquisitions include:

•	potential dilution to our stockholders, or use of a significant portion of our cash reserves;

•	diversion of management’s attention;

•	failure to retain key personnel;

•	difficulty in completing an acquired company’s in-process research or development projects;

•	amortization of acquired intangible assets and deferred compensation;

•	customer dissatisfaction or performance problems with an acquired company’s products or services;

•	the cost associated with acquisitions;

•	the difficulties associated with the integration of acquired companies;

•	difficulties competing in markets that are unfamiliar to us;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm our business, financial condition and results of operations.

As with past purchase acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record various significant impairment charges against these assets as noted in our financial statements. At March 31, 2003, we have $88.2 million of goodwill and purchased intangible assets. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

We have been named as a defendant in securities class action litigation that could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources.

We are aware of several lawsuits in which we, our chief executive officer, chief financial officer and certain of our other executive officers and directors, have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects for the fourth quarter of fiscal 2001. We believe that the claims being brought against us, our officers and directors are without merit, and we intend to engage in a vigorous defense against such claims. If we are not successful in our defense against such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources, which could have an adverse effect on our business.

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

To protect our intellectual property, we also rely on the combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements, and licensing arrangements. Despite these efforts, we cannot be certain that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. A failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and operating results.

We could be harmed by litigation involving patents, proprietary rights or other claims.

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

From time to time, we may be involved in litigation relating to other claims arising out of our operations in the normal course of business. We cannot assure you that the ultimate outcome of any such matters will not have a material, adverse effect on our business, financial condition or operating results.

Our stock price is volatile.

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor, telecommunications, data communications or high-speed computing markets;

•	the commencement or outcome of litigation;

•	changes in ratings and estimates of our performance by securities analysts;

•	announcements of merger or acquisition transactions;

•	management changes;

•	our inclusion in certain stock indices; and

•	other events or factors.

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

We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions through the use of stock, adopting additional equity incentive plans and raising equity capital. Any issuance of our common stock may result in immediate dilution of our then current stockholders.

Item 7A.    Market Risk.

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed securities and closed-end bond funds with investment grade credit ratings as specified in our investment policy. We have also established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not used derivative financial instruments.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We do not currently hold any derivative instruments. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

We are also exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2003, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $885.6 million and a cost basis of $876.8 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2003 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2003	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Available-for-sale investments	$937,915	$919,732	$902,382	$885,584	$869,569	$854,537	$840,249

These instruments are not leveraged. The modeling technique used measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, 100 basis points, and 150 basis points.

We invest in equity instruments of private companies for business and strategic purposes. These investments are valued based on our historical cost, less any recognized impairments. The estimated fair values are not necessarily representative of the amounts that we could realize in a current transaction.

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

Item 8.    Financial Statements and Supplementary Data.

Refer to the Index to Financial Statements on Page F-l and the Quarterly Comparisons included in Item 6 of this report.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2003 annual meeting of stockholders, and the information included in the proxy statement is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant.

(a) Executive Officers—See the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report.

(b) Directors—The information required by this Item is incorporated by reference to the section entitled “Election of Directors” in the proxy statement.

Additional information required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement.

S. Atiq Raza resigned as a member of our board of directors in April 2003.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Set forth in the table below is certain information regarding securities authorized for issuance under equity compensation plans as of March 31, 2003:

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity plans (excluding securities in column (a)) (c)
Equity compensation plans approved by stockholders (1)	28,214,344	$7.09	22,827,644
Equity compensation plans not approved by stockholders (2)	29,124,265	8.77	36,266,501

Total (3)	57,338,609	$7.94	59,094,145

(1)	Includes 7.8 million shares available for future issuance under our 1998 Employee Stock Purchase Plan.
(2)	Issued under our 2000 Equity Incentive Plan and the 1998 Stock Incentive Plan (assumed in acquisition of Cimaron Communications Corporation). See the plan descriptions following.
(3)	Excludes options assumed through acquisitions in which we did not assume the related equity plan; at March 31, 2003, such options to purchase 3.6 million shares were outstanding with a weighted-average exercise price of $15.41 per share.

Equity Compensation Plans Not Approved by Stockholders

In March 2000, we adopted the 2000 Equity Incentive Plan. We have reserved a total of 62.0 million shares for the grant of nonstatutory stock options to our employees, directors and consultants and our affiliates under this plan. At March 31, 2003, 28.9 million shares were outstanding and 33.0 million shares were available for future grant under the 2000 Equity Incentive Plan.

In connection with our acquisition of Cimaron Communications Corporation in March 1999, we assumed options and other stock awards granted under Cimaron’s 1998 Stock Incentive Plan covering approximately 7.5 million shares of common stock. The terms of the plan provide for the grant of nonstatutory stock options, restricted stock, or other stock based awards to employees, officers, directors, consultants, and advisors. At March 31, 2003, approximately 261,000 shares were outstanding and 3.3 million shares were available for future grant under the 1998 Stock Incentive Plan.

Our Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by us until such ownership rights have vested, or exercisable upon vesting. Vesting generally occurs over four years. Options are granted at prices at least equal to fair value of our common stock on the date of grant. Neither of these plans was required to be approved by our stockholders at the time the plan was implemented. Neither plan has been submitted to our stockholders for approval.

The remaining information required by this Item is incorporated by reference to the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” of the proxy statement.

Item 13.    Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the proxy statement.

Item 14.    Controls and Procedures.

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of March 31, 2003 (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in our internal controls since the Evaluation Date. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements of the Company are included herein as required under Item 8 of this report. See Index on page F-l.

(2) Financial Statement Schedules

For the three fiscal years ended March 31, 2003—Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

(a) Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(3)	Form of Indemnification Agreement between the Company and each of its Officers and Directors.

10.3(4)	*1992 Stock Option Plan as amended, and form of Option Agreement.

10.5(4)	*1997 Directors’ Stock Option Plan as amended, and form of Option Agreement.

10.6(3)	*401(k) Plan, effective April 1, 1985 and form of Enrollment Agreement.

10.9(3)	Industrial Real Estate Lease, dated October 29, 1996 between the Company and ADI Mesa Partners AMCC, L.P. (the Sequence Drive lease).

10.18(11)	*Agreement, dated December 10, 2002 by and between the Company and David Rickey.

10.24(5)	*1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.26(4)	*1998 Stock Incentive Plan of Cimaron Communications Corporation as amended, adopted by Registrant in merger transaction, effective March 17, 1999.

10.30(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and Registrant dated February 17, 1999.

10.32(1)	Amendment No. 1 to the engineering Building Lease dated November, 1999.

10.33(4)	*2000 Equity Incentive Plan as amended, and form of Option Agreement.

10.35(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.

10.36(8)	Agreement to Acquire Land in Poway, California by and between Tech Business Center LLC and Registrant dated September 29, 2000.

10.37(5)	MMC Networks, Inc. 1997 Stock Plan and Form of Option Agreement.

10.38(4)	*AMCC Deferred Compensation Plan

10.39(9)	*Separation agreement by and between the Company and Douglas C. Spreng.

10.40	*Separation agreement by and between the Company and William E. Bendush.

11.1(10)	Computation of Per Share Data under SFAS No. 128.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 47).

99.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

**	Confidential treatment has been granted with respect to certain portions of this exhibit.

(1)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 2000.
(2)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended December 31, 2001.
(3)	Incorporated by reference to identically numbered exhibits filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.
(4)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended June 30, 2002.
(5)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 2001.
(6)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 1999.
(7)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended September 30, 2000.
(8)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended December 31, 2000.
(9)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended September 30, 2002.
(10)	The Computation of Per Share Data under SFAS No. 128 is included in the Notes to the Consolidated Financial Statements in the F-pages of this report.
(11)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on December 21, 2002.

(b)	The Company did not file any current reports on Form 8-K with the SEC during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ DAVID M. RICKEY
David M. Rickey Chairman of the Board of Directors and Chief Executive Officer

Date: June 3, 2003

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David M. Rickey and Stephen M. Smith, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DAVID M. RICKEY David M. Rickey	Chairman of the Board, President and Chief Executive Officer	June 3, 2003

/S/ STEPHEN M. SMITH Stephen M. Smith	Senior Vice President, Chief Financial Officer	June 3, 2003

/S/ ROGER A. SMULLEN, SR. Roger A. Smullen, Sr.	Vice Chairman of the Board	June 3, 2003

/S/ CESAR CESARATTO Cesar Cesaratto	Director	June 3, 2003

/S/ FRANKLIN P. JOHNSON, JR. Franklin P. Johnson, Jr.	Director	June 3, 2003

Kevin N. Kalkhoven	Director	June 3, 2003

/S/ L. WAYNE PRICE L. Wayne Price	Director	June 3, 2003

/S/ DOUGLAS C. SPRENG Douglas C. Spreng	Director	June 3, 2003

Signature	Title	Date

/S/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	June 3, 2003

/S/ HARVEY P. WHITE Harvey P. White	Director	June 3, 2003

CERTIFICATIONS

I, David Rickey, certify that:

1.	I have reviewed this annual report on Form 10-K of Applied Micro Circuits Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ DAVID RICKEY David Rickey, Chief Executive Officer

Dated: June 3, 2003

I, Stephen M. Smith, certify that:

1.	I have reviewed this annual report on Form 10-K of Applied Micro Circuits Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/S/ STEPHEN M. SMITH Stephen M. Smith, Chief Financial Officer

Dated: June 3, 2003

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors

Applied Micro Circuits Corporation

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2002 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 2002 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company adopted Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets.”

/s/    ERNST & YOUNG LLP

San Diego, California

April 18, 2003

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,
	2002	2003
Assets
Current assets:
Cash and cash equivalents	$335,592	$150,556
Short-term investments—available-for-sale	723,117	885,584
Accounts receivable	14,191	5,634
Inventories	16,608	7,178
Other current assets	27,653	24,592

Total current assets	1,117,161	1,073,544

Property and equipment, net	106,412	62,035
Goodwill and purchased intangibles, net	590,610	88,219
Strategic equity investments	14,523	—
Other assets	487	759

Total assets	$1,829,193	$1,224,557

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,378	$12,689
Accrued payroll and related expenses	9,812	7,760
Other accrued liabilities	25,246	26,981
Deferred revenue	2,223	3,674
Current portion of long-term debt and capital lease obligations	1,138	1,265

Total current liabilities	56,797	52,369

Long-term debt and capital lease obligations, less current portion	1,145	—

Commitments and contingencies (Notes 8 and 11)

Stockholders’ equity:
Preferred stock, $0.01 par value: Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value: Authorized shares—630,000 at March 31, 2003 Issued and outstanding shares—300,468 and 303,751 at March 31, 2002 and 2003, respectively	3,005	3,038
Additional paid-in capital	5,907,754	5,908,063
Deferred compensation, net	(170,538)	(30,406)
Accumulated other comprehensive income	2,843	8,800
Accumulated deficit	(3,971,766)	(4,717,307)
Notes receivable from stockholders	(47)	—

Total stockholders’ equity	1,771,251	1,172,188

Total liabilities and stockholders’ equity	$1,829,193	$1,224,557

See accompanying notes.

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2001	2002	2003
Net revenues	$435,543	$152,840	$101,591
Cost of revenues (1)	165,986	150,924	61,900

Gross profit	269,557	1,916	39,691
Operating expenses:
Research and development	105,178	154,622	131,909
Selling, general and administrative	69,172	75,656	59,588
Stock-based compensation:
Research and development	41,350	71,760	70,840
Selling, general and administrative	35,667	66,425	58,510
Amortization of goodwill and purchased intangibles	308,835	239,563	—
Purchased intangible asset impairment charges	—	—	204,284
Goodwill impairment charges	—	3,101,817	186,389
Restructuring charges	—	11,577	7,250
Acquired in-process research and development	202,100	—	—

Total operating expenses	762,302	3,721,420	718,770

Operating loss	(492,745)	(3,719,504)	(679,079)
Other income (expense), net	113	(14,592)	(11,952)
Interest income, net	55,336	47,477	47,719

Loss before income taxes and cumulative effect of accounting change	(437,296)	(3,686,619)	(643,312)
Income tax expense (benefit)	(1,081)	(80,929)	—

Loss before cumulative effect of accounting change	(436,215)	(3,605,690)	(643,312)
Cumulative effect of accounting change	—	—	(102,229)

Net loss	$(436,215)	$(3,605,690)	$(745,541)

Net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(1.63)	$(12.08)	$(2.14)
Cumulative effect of accounting change	—	—	(0.33)

Basic and diluted net loss per share	$(1.63)	$(12.08)	$(2.47)

Shares used in calculating basic and diluted loss per share	267,363	298,502	301,252

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$2,831	$8,880	$2,536
Amortization of developed technology	25,280	58,339	6,287
Amortization of purchased inventory fair value adjustment	26,907	—	—

	$55,018	$67,219	$8,823

See accompanying notes.

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid-In Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Notes Receivable From Stockholders	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2000	243,684	$2,437	$943,293	$(1,443)	$(166)	$70,139	$(455)	$1,013,805
Issuance of stock related to purchase acquisitions	46,232	462	4,775,395	—	—	—	(47)	4,775,810
Issuance of common stock	10,026	100	71,570	—	—	—	—	71,670
Repurchase of restricted stock	(120)	(1)	(8)	—	—	—	—	(9)
Deferred compensation related to stock options and restricted stock assumed as a result of acquisitions	—	—	—	(438,845)	—	—	—	(438,845)
Stock-based compensation expense	—	—	—	79,848	—	—	—	79,848
Elimination of deferred compensation related to terminations	—	—	(11,546)	11,546	—	—	—	—
Tax benefit of disqualifying dispositions	—	—	168,978	—	—	—	—	168,978
Payment on notes	—	—	—	—	—	—	455	455
Comprehensive income (loss):
Net loss	—	—	—	—	—	(436,215)	—	(436,215)
Foreign currency translation loss	—	—	—	—	(73)	—	—	(73)
Unrealized gain on short-term investments, net of tax	—	—	—	—	2,677	—	—	2,677

Total comprehensive loss	—	—	—	—	—	—	—	(433,611)

Balance, March 31, 2001	299,822	$2,998	$5,947,682	$(348,894)	$2,438	$(366,076)	$(47)	$5,238,101
Issuance of common stock	4,276	43	20,755	—	—	—	—	20,798
Repurchase of Company stock	(3,630)	(36)	(29,392)	—	—	—	—	(29,428)
Stock-based compensation expense	—	—	—	147,065	—	—	—	147,065
Elimination of deferred compensation related to terminations	—	—	(31,291)	31,291	—	—	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	—	(3,605,690)	—	(3,605,690)
Foreign currency translation loss	—	—	—	—	(56)	—	—	(56)
Unrealized gain on short-term investments, net of tax	—	—	—	—	461	—	—	461

Total comprehensive loss	—	—	—	—	—	—	—	(3,605,285)

Balance, March 31, 2002	300,468	$3,005	$5,907,754	$(170,538)	$2,843	$(3,971,766)	$(47)	$1,771,251
Issuance of common stock	3,283	33	8,555	—	—	—	—	8,588
Stock-based compensation expense	—	—	9	131,877	—	—	—	131,886
Elimination of deferred compensation related to terminations	—	—	(8,255)	8,255	—	—	—	—
Payment on notes	—	—	—	—	—	—	47	47
Comprehensive income (loss):
Net loss	—	—	—	—	—	(745,541)	—	(745,541)
Foreign currency translation gain	—	—	—	—	192	—	—	192
Unrealized gain on short-term investments, net of tax	—	—	—	—	5,765	—	—	5,765

Total comprehensive loss	—	—	—	—	—	—	—	(739,584)

Balance, March 31, 2003	303,751	$3,038	$5,908,063	$(30,406)	$8,800	$(4,717,307)	$—	$1,172,188

See accompanying notes

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended March 31,
	2001	2002	2003
Operating Activities
Net loss	$(436,215)	$(3,605,690)	$(745,541)
Adjustment to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	16,135	29,868	31,782
Write-off of inventories	172	1,743	5,536
Amortization of goodwill and purchased intangibles	361,022	297,902	6,287
Goodwill and purchased intangible asset impairment charges	—	3,101,817	492,902
Acquired in-process research and development	202,100	—	—
Stock-based compensation expense	79,848	147,065	131,886
Tax benefit of disqualifying dispositions	168,978	—	—
Noncash restructuring costs	—	8,727	45
Net loss on strategic equity investments	—	13,775	13,250
Loss (gain) on disposals of property	347	950	(1,313)
Changes in operating assets and liabilities:
Accounts receivables	(42,272)	69,701	9,893
Inventories	(11,601)	14,389	3,894
Other assets	(9,621)	(5,622)	5,125
Accounts payable	16,416	(19,691)	(5,689)
Accrued payroll and other accrued liabilities	31,956	(13,393)	2,839
Deferred income taxes	(178,550)	(74,334)	—
Deferred revenue	1,403	(2,864)	1,451

Net cash provided by (used for) operating activities	200,118	(35,657)	(47,653)
Investing Activities
Proceeds from sales and maturities of short-term investments	2,773,758	2,696,973	4,568,648
Purchase of short-term investments	(3,088,500)	(2,345,733)	(4,725,350)
Proceeds from sales of strategic equity investments	—	2,902	—
Repayments (advances) on notes receivable with employees	(18)	93	(10)
Purchase of property, equipment and other assets	(78,564)	(31,251)	(4,913)
Proceeds from sale of building .	—	—	16,432
Cash received from purchase acquisitions, net of cash paid and merger expenses	14,325	—	—

Net cash provided by (used for) investing activities	(378,999)	322,984	(145,193)
Financing Activities
Proceeds from issuance of common stock, net	71,670	20,798	8,588
Repurchase of common stock	(9)	(29,428)	—
Proceeds on notes receivable from stockholders	455	—	47
Payments on capital lease obligations	(779)	(579)	(304)
Payments on long-term debt	(4,288)	(668)	(714)
Other	(73)	(55)	193

Net cash provided by (used for) financing activities	66,976	(9,932)	7,810

Net increase (decrease) in cash and cash equivalents	(111,905)	277,395	(185,036)
Cash and cash equivalents at beginning of year	170,102	58,197	335,592

Cash and cash equivalents at end of year	$58,197	$335,592	$150,556

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$403	$214	$148

Income taxes	$3,943	$742	$437

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include the valuation of: inventory, purchased intangibles and goodwill, strategic equity investments, restructuring liabilities, and deferred income taxes, in addition to assessing the collectibility of accounts receivable. Actual results could differ from those estimates.

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

Short-Term Investments

The Company defines short-term investments as income-yielding securities that can be readily converted to cash. Short-term investments consist of United States Treasury securities and agency bonds, corporate bonds, mortgage-backed securities and closed-end bond funds. The Company accounts for its short term investments under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The investments which are classified as available-for-sale are adjusted to market value at each period end with the offsetting gain or loss reflected as a separate component of stockholders’ equity, net of tax. These investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Strategic Equity Investments

The Company enters into certain equity investments for the promotion of business and strategic objectives. These investments are valued at historical cost. The Company’s policy requires that these investments are periodically reviewed for impairments that are judged to be other than temporary. If the Company determines that the investment is impaired, the Company records an unrealized loss which permanently reduces the cost basis of the investments. These unrealized losses are included in other income (expense), net on the consolidated statements of operations.

Fair Value of Financial Instruments

The carrying value of cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities, and long-term debt approximates fair value.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of available-for-sale securities and trade receivables. The Company believes that the credit risk in its trade receivables is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations.

The Company invests its excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed securities and closed-end bond funds with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its investments.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. These adjustments are generally done on a part-by-part basis. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed. From time to time, the Company has established general inventory reserves to cover non-part specific inventory exposure, such as products built without a firm purchase order.

Warranty Reserves

The Company generally provides a one year warranty on production released products. Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets (3 to 7 years) using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the term of the related lease or its estimated useful life. Property and equipment under capital leases are recorded at the net present value of the minimum lease payments and are amortized over the useful lives of the assets.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and Purchased Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets acquired. Other purchased intangible assets, including such items as developed technology and trademarks, are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to six years.

Effective April 1, 2002, the Company completed the adoption of SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). SFAS 142 requires that the Company discontinue amortizing the remaining balances of goodwill. All remaining and future acquired goodwill will be subject to impairment tests annually, or earlier if indicators of potential impairment exist. All other intangible assets will continue to be amortized over their estimated useful lives and assessed for impairment under SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Asset” (“SFAS 144”).

The following table presents the impact of SFAS 142 on the net loss and the net loss per share as if SFAS 142 had been in effect for all periods presented in the consolidated statements of operations (in thousands, except per share data):

	Fiscal Years Ended March 31,
	2001	2002	2003
Net loss—as reported	$(436,215)	$(3,605,690)	$(745,541)
Adjustments:
Cumulative effect of accounting change	—	—	102,229
Amortization of goodwill	304,544	230,250	—
Amortization of assembled workforce previously classified as purchased intangible assets	2,022	4,193	—
Income tax effect	(819)	(1,698)	—

Total adjustments	305,747	232,745	102,229

Net loss—as adjusted	$(130,468)	$(3,372,945)	$(643,312)

Basic and diluted net loss per share—as reported	$(1.63)	$(12.08)	$(2.47)

Basic and diluted net loss per share—as adjusted	$(0.49)	$(11.30)	$(2.14)

Research and Development

Research and development costs are expensed as incurred. Substantially all research and development expenses are related to new product development and designing significant improvements to existing products.

Advertising Cost

Advertising costs are expensed as incurred.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Stock-Based Compensation

The Company has in effect several stock option plans under which non-qualified and incentive stock options have been granted to employees and non-employee directors. The Company also has in effect an employee stock purchase plan (Note 6). The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25”. The Company has adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

Pro forma information regarding net income and net income per share is required and has been determined as if the Company had accounted for its stock-based awards under the fair value method, instead of the guidelines provided by APB 25. The fair value of the awards was estimated at the date of grant using the Black Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected life and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2001	2002	2003	2001	2002	2003
Expected life (years)	4.0	4.0	3.9	0.8	0.5	1.1
Risk-free interest rate	6.0%	4.5%	2.8%	5.0%	3.2%	1.6%
Volatility	1.33	1.05	1.03	1.33	1.08	1.03
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average fair value	$52.86	$13.36	$4.22	$21.04	$9.05	$2.19

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows:

	Fiscal Years Ended March 31,
	2001	2002	2003
	(In thousands, except per share amounts)
Net loss—as reported	$(436,215)	$(3,605,690)	$(745,541)
Plus: Reported stock-based compensation	79,848	147,065	131,886
Less: Fair value stock-based compensation	(329,394)	(314,764)	(435,940)

Net loss—pro forma	$(685,761)	$(3,773,389)	$(1,049,595)

Reported basic and diluted loss per share	$(1.63)	$(12.08)	$(2.47)

Pro forma basic and diluted loss per share	$(2.56)	$(12.64)	$(3.48)

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

Recent Accounting Pronouncements

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, which addresses issues regarding the recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. This statement requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. In the fourth quarter of fiscal 2003, the Company adopted the provisions of SFAS 146.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Restructuring Charges

Due to the prolonged downturn in the industry, the Company has announced a total of three restructuring programs between July 2001 and April 2003. A summary of each of the separate programs is as follows:

•	The July 2001 program consisted of a 5% workforce reduction, consolidation of excess facilities and property and equipment impairments of approximately $8.7 million ($5.6 million for the elimination of certain excess manufacturing equipment and $3.1 million for the abandonment of leasehold improvements and software licenses). Payments for the workforce reduction were approximately $900,000 and were completed in fiscal 2002. Amounts related to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005 and are estimated to be approximately $2.0 million. The program resulted in total charges of $11.6 million that are reflected as an operating expense in fiscal 2002.

•	The July 2002 program included the closure of the internal wafer manufacturing facility and a global workforce reduction. The estimate for the closure of the manufacturing facility is approximately $4.0 million and is comprised of severance packages for the manufacturing workforce, facility restoration costs and fixed asset disposals. The payments for these costs are expected to be complete by the end of the first quarter of fiscal 2004. The global workforce reduction also included the closing of a design center and disposal of related assets, and resulted in a charge of $3.0 million. Payments for employee severance were made in fiscal 2003; amounts for the facility closure will be paid through the end of the related lease term in fiscal 2004.

•	In April 2003, the Company announced its third restructuring program, consisting of a workforce reduction, further consolidation of excess facilities and additional fixed asset writeoffs. In June 2002, the FASB issued SFAS 146 requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Total costs related to the restructuring plan are expected to be $20 million to $25 million and will be substantially recognized in the first quarter of fiscal 2004, in accordance with the new guidance. In the year ended March 31, 2003, the Company recorded approximately $300,000 as a liability for certain severance packages communicated to employees in March 2003.

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation	Property and Equipment Impairments	Total
Charged to expense	$900	$1,950	$8,727	$11,577
Noncash amounts	—	—	(8,727)	(8,727)
Cash payments	(898)	(600)	—	(1,498)

Liability, March 31, 2002	2	1,350	—	1,352
Charged to expense	5,041	1,195	1,014	7,250
Noncash amounts	—	—	(45)	(45)
Cash payments	(2,864)	(1,161)	—	(4,025)

Liability, March 31, 2003	$2,179	$1,384	$969	$4,532

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Investments

Short-Term Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in comprehensive income (loss). The basis for computing realized gains or losses is by specific identification.

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At March 31, 2003:
U.S. Treasury securities and agency bonds	$253,418	$2,563	$44	$255,937
Corporate bonds	296,591	6,122	2,457	300,256
Mortgage-backed securities	263,278	3,085	928	265,435
Closed-end bond funds	63,559	797	400	63,956

	$876,846	$12,567	$3,829	$885,584

At March 31, 2002:
U.S. Treasury securities and agency bonds	$119,335	$638	$206	$119,767
State, municipal and county government notes and bonds	106,333	752	—	107,085
Corporate bonds	492,949	4,468	1,152	496,265

	$718,617	$5,858	$1,358	$723,117

Available-for-sale securities by contractual maturity are as follows (in thousands):

March 31, 2003
Due in one year or less	$101,844
Due after one year through two years	181,633
Greater than two years	602,107

$885,584

Strategic Equity Investments

The Company enters into certain equity investments in privately held businesses for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The strategic equity instruments are valued at cost because the Company does not have the ability to exercise significant influence over the investees’ operations and financial policies. During fiscal 2002 and 2003, the Company determined that the portfolio was impaired and recorded impairment charges of $15.0 million and $13.3 million, respectively. At March 31, 2003, the remaining value of the investments of $1.2 million is reflected as other current assets in the consolidated balance sheet due to the expected liquidation of the investments.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Certain Financial Statement Information

Accounts receivable (in thousands):

	March 31,
	2002	2003
Accounts receivable	$19,548	$6,964
Less: allowance for bad debts	(5,357)	(1,330)

	$14,191	$5,634

The reduction in the allowance for bad debts from March 31, 2002 to March 31, 2003 was primarily related to the $2.6 million write-off of certain accounts in the third quarter of fiscal 2003, which had been specifically reserved for in fiscal 2001.

Inventories (in thousands):

	March 31,
	2002	2003
Finished goods	$3,356	$4,455
Work in process	12,485	2,252
Raw materials	767	471

	$16,608	$7,178

Property and equipment (in thousands):

	March 31,
	2002	2003
Machinery and equipment	$81,084	$48,772
Leasehold improvements	16,873	8,981
Computers, office furniture and equipment	82,382	72,533
Land	22,160	17,280

	202,499	147,566
Less accumulated depreciation and amortization	(96,087)	(85,531)

	$106,412	$62,035

The cost and accumulated amortization of machinery and equipment under capital leases at March 31, 2003 were approximately $831,000 and $664,000, respectively ($2.5 million and $1.8 million, at March 31, 2002, respectively). Amortization of assets held under capital leases is included with depreciation expense. In the year ended March 31, 2003, the Company accelerated $2.0 million of depreciation expense as a result of its decision to close the internal wafer manufacturing facility. Such amount is included in cost of revenues.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and other purchased intangibles:

Net goodwill and other acquisition-related intangibles were as follows (dollar amounts in thousands):

		March 31,
	Life in Years	2002	2003
Goodwill	1–6	$358,014	$72,499
Developed technology	5	209,956	15,720
Assembled workforce	3	6,304	—
Trademarks	5	16,336	—

		$590,610	$88,219

Upon adoption of SFAS 142, $6.3 million of assembled workforce was reclassified to goodwill. The total balances presented above are net of accumulated amortization and impairments of $3.7 billion and $4.3 billion at March 31, 2002 and 2003, respectively.

During the first quarter of fiscal 2003, upon the implementation of SFAS 142, the Company completed the initial goodwill impairment review and recorded a non-cash charge of approximately $102.2 million to reduce the carrying value of goodwill. This charge is reflected as the cumulative effect of an accounting change in the accompanying consolidated statements of operations. In the fourth quarter of fiscal 2003, the Company performed its annual impairment test and determined there was additional impairment to goodwill, resulting in a charge of $186.4 million. This charge is reflected as an operating expense in the consolidated statements of operations for the year ended March 31, 2003. In calculating these impairment charges the Company was assisted by an independent valuation firm and primarily relied on the discounted cash flow methodology and market comparable approach.

In performing the initial fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, the Company performed an analysis of these assets as required under SFAS 144 and recorded non-cash charges of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These charges are reflected as operating expenses in the consolidated statement of operations for the year ended March 31, 2003.

In the year ended March 31, 2002, the Company recorded a goodwill impairment charge of $3.1 billion to write down the value of goodwill associated with purchase transactions in accordance with the then current guidance, SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” Additionally, in accordance with Emerging Issues Task Force 00-23 which was issued in September 2000, the amount of goodwill has been adjusted for certain tax benefits related to the exercise of stock options assumed through our acquisitions. The total adjustments to goodwill related to these tax benefits totaled $21.4 million, $18.1 million and $3.2 million for the years ended March 31, 2001, 2002 and 2003, respectively.

Other income (expense), net (in thousands):

	Fiscal Years Ended March 31,
	2001	2002	2003
Gain on strategic equity investments	$—	$1,225	$—
Recognized impairments on strategic equity investments	—	(15,000)	(13,250)
Gains (losses) on disposals of property and equipment, net	(347)	(950)	1,313
Other	460	133	(15)

	$113	$(14,592)	$(11,952)

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest income, net (in thousands):

	Fiscal Years Ended March 31,
	2001	2002	2003
Interest income	$55,739	$46,890	$38,341
Net realized gains (losses) on short-term investments	—	801	9,526
Interest expense	(403)	(214)	(148)

	$55,336	$47,477	$47,719

Earnings (loss) per share:

Shares used in basic loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted loss per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. The reconciliation of shares used to calculate basic and diluted loss per share consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2001	2002	2003
Net loss (numerator):
Net loss before cumulative effect of accounting change	$(436,215)	$(3,605,690)	$(643,312)
Cumulative effect of accounting change	—	—	(102,229)

Net loss	$(436,215)	$(3,605,690)	$(745,541)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	270,114	300,086	301,913
Less: Unvested common shares outstanding	(2,751)	(1,584)	(661)

Shares used in basic and diluted net loss per share computation	267,363	298,502	301,252

Basic and diluted net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(1.63)	$(12.08)	$(2.14)
Cumulative effect of accounting change	—	—	(0.33)

Basic and diluted net loss per share	$(1.63)	$(12.08)	$(2.47)

Because the Company incurred losses in the years ended March 31, 2001, 2002 and 2003, the effect of dilutive securities totaling 22,260, 9,541 and 2,778 equivalent shares, respectively, have been excluded from the loss per share computation as their impact would be antidilutive.

5.    Acquisitions

The Company completed a number of acquisitions in fiscal 2001 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of each company acquired from the date of acquisition. The acquired companies are as follows:

MMC Networks, Inc.—On October 25, 2000, the Company acquired MMC, a fabless semiconductor company that provided network processors, traffic management and switch fabric ICs. Under the terms of the merger agreement, in exchange for all of the outstanding stock of MMC, the Company issued 41,392,404 shares of its common stock and assumed options to purchase 7,981,595 shares of its common stock.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Other—During fiscal 2001, the Company also completed the acquisitions of pBaud, Chameleon, SiLUTIA and RTC for a total purchase price of $73.2 million.

In connection with these transactions, the Company conducted independent valuations of the intangible assets acquired in order to allocate the purchase price in accordance with the then current guidance, Accounting Principles Board Opinion No. 16. The Company allocated the excess purchase price over the fair value of net tangible assets acquired to the following identifiable intangible assets: developed technology, assembled workforce, acquired in-process research and development (“IPR&D”), and trademarks/tradenames.

The total purchase price was allocated as follows (in thousands):

	MMC	YuniNetworks	Other	Total
Net tangible assets (liabilities)	$126,866	$2,118	$(1,457)	$127,527
In-process research & development	176,700	21,800	3,600	202,100
Goodwill and other intangibles	4,128,686	192,365	42,935	4,363,986
Deferred tax liabilities	(301,129)	—	(16,420)	(317,549)
Deferred compensation	391,821	2,488	44,536	438,845
Purchased inventory fair value adjustment	26,907	—	—	26,907

Total consideration	$4,549,851	$218,771	$73,194	$4,841,816

Total consideration issued in the purchase acquisitions is as follows (in thousands):

	MMC	YuniNetworks	Other	Total
Value of securities issued	$3,919,108	$197,545	$62,356	$4,179,009
Assumption of options	578,093	11,467	7,288	596,848

	4,497,201	209,012	69,644	4,775,857
Cash paid and merger fees	52,650	9,759	3,550	65,959

	$4,549,851	$218,771	$73,194	$4,841,816

In-Process Research and Development

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Compensation

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

Purchased Inventory Fair Value Adjustment

The purchased inventory fair value adjustment represents the difference between the carrying value of work in process and finished goods inventory and the estimated selling price of the related inventory at the date of acquisition. This adjustment was fully charged to cost of sales in the year ended March 31, 2001 as the related inventory was sold.

6.    Stockholders’ Equity

Preferred Stock

The Certificate of Incorporation allows the issuance of up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders.

Stock Options and Other Stock Awards

The Company has in effect several stock option plans under which non-qualified and incentive stock options have been granted to employees and non-employee directors. The option plans include two stockholder-approved plans (1992 Stock Option Plan and 1997 Directors’ Stock Option Plan) and two plans not approved by stockholders (2000 Equity Incentive Plan and Cimaron’s 1998 Stock Incentive Plan assumed in the fiscal 1999 merger). Certain other outstanding options were assumed through the various fiscal 2001 acquisitions.

The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by the Company until such ownership rights have vested, or exercisable upon vesting. Vesting generally occurs over four years. At March 31, 2002 and 2003, 979,000 and 305,000 shares of common stock were subject to repurchase, respectively. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Fiscal Years Ended March 31,
	2001		2002		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	40,566	$22.16	54,466	$36.22	25,807	$12.33
Granted and assumed	24,580	47.90	10,269	18.21	42,604	5.99
Exercised	(9,727)	6.68	(3,436)	3.52	(1,514)	1.78
Forfeited	(953)	39.83	(35,492)	51.55	(5,910)	9.92

Outstanding at end of year	54,466	$36.22	25,807	$12.33	60,987	$8.39

Vested at end of year	13,757	$23.02	14,998	$10.57	40,467	$9.18

The following is a further breakdown of the options outstanding at March 31, 2003 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.03–$ 3.85	8,172	7.78	$3.01	3,424	$2.06
$ 3.86–$ 6.03	6,690	8.03	$4.59	3,145	$5.09
$ 6.04–$ 6.48	3,328	6.07	$6.47	3,323	$6.47
$ 6.49–$ 6.54	29,518	7.44	$6.54	19,836	$6.54
$ 6.55–$16.25	6,231	6.78	$11.74	4,866	$11.89
$16.26–$25.00	6,326	7.56	$21.47	5,354	$21.45
$25.01–$99.50	722	7.27	$45.62	519	$46.85

$ 0.03–$99.50	60,987	7.42	$8.39	40,467	$9.18

Employee Stock Purchase Plans

The Company has in effect an employee stock purchase plan under which 14.4 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At March 31, 2003, approximately 6.6 million shares had been issued under this plan and approximately 7.8 million shares were available for future issuance.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Common Shares Reserved for Future Issuance

At March 31, 2003, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Stock Options:
Granted and outstanding	60,987
Authorized for future grants	51,344
Stock purchase plans	7,750

120,081

Stock Option Exchange Offer

On November 27, 2001, the Company completed the offering of a voluntary stock option exchange program to its employees, officers and board members. Under the program, participants were able to tender for cancellation stock options with an exercise price of at least $20 per share for an equal number of replacement options to be granted at least six months and one day from the cancellation under certain terms and conditions as set forth in the Company’s offer. The exercise price of the replacement options would be equal to the market price of AMCC common stock on the replacement option grant date. The terms and conditions of the replacement options, including the vesting schedules, would be substantially the same as the terms and conditions of the options cancelled. The Company accepted options to purchase approximately 31.1 million shares of Company stock for exchange pursuant to this program. On May 28, 2002, the Company issued approximately 30.4 million options with an exercise price of $6.54 to complete the program.

Stock Repurchase

On October 16, 2002, our board of directors approved a stock repurchase program, whereby the Company is authorized to expend up to $200.0 million to purchase our common stock. Depending on market conditions and other factors, purchases may be made from time to time in the open market and in negotiated transactions, including block transactions, at times and prices considered appropriate by the Company. Such program may be discontinued at any time. As of March 31, 2003, the Company had not made any purchases under the program. Under a similar program which expired in September 2002, the Company purchased 3.6 million shares of common stock for $29.4 million.

7.    Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2001	2002	2003
Current:
Federal	$—	$(5,827)	$—
Foreign	202	225	194
State	308	353	293

Total current	510	(5,249)	487
Deferred:
Federal	(1,392)	(38,913)	(425)
State	(199)	(36,767)	(62)

Total deferred	(1,591)	(75,680)	(487)

	$(1,081)	$(80,929)	$—

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

	Fiscal Years Ended March 31,
	2001		2002		2003
	$	%	$	%	$	%
Tax at federal statutory rate	$(153,053)	35%	$(1,290,317)	35%	$(225,159)	35%
In-process research and development	70,735	(16)	—	—	—	—
Goodwill	106,152	(24)	1,166,223	(32)	63,052	(10)
Tax exempt interest	(8,231)	2	(1,560)	—	(192)	—
State taxes, net of federal benefit	3,042	(1)	(17,843)	1	(17,389)	3
Federal tax credits	(17,000)	4	(21,353)	1	(7,903)	1
State tax credits	(5,760)	1	(7,890)	—	(4,521)	1
Merger costs and deferred compensation	2,841	(1)	136	—	—	—
State net operating loss carryforward change	—	—	—	—	(15,128)	2
Reduction in estimated state effective tax rate	—	—	—	—	(6,808)	1
Valuation allowance	—	—	97,977	(3)	211,688	(33)
Other	193	—	(6,302)	—	2,360	—

	$(1,081)	—%	$(80,929)	2%	$—	—%

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	March 31,
	2001	2002	2003
Deferred tax assets:
Net operating loss carryforwards	$127,531	$159,733	$196,314
Research and development credit carryforwards	29,126	60,572	74,905
Inventory write-downs and other reserves	14,470	32,944	31,952
Capitalization of inventory and research and development costs	2,208	6,257	22,192
Depreciation and amortization	—	—	257
Other credit carryforwards	1,235	1,551	1,955

Total deferred tax assets	174,570	261,057	327,575
Deferred tax liabilities:
Depreciation and amortization	(547)	(53)	—
Purchase accounting	(266,466)	(163,027)	(17,911)

Total deferred tax liabilities	(267,013)	(163,080)	(17,911)

Net deferred tax assets (liabilities) before valuation allowance	(92,443)	97,977	309,664
Valuation allowance	—	(97,977)	(309,664)

Net deferred tax assets (liabilities) after valuation allowance	$(92,443)	$—	$—

At March 31, 2003, the Company has federal and state research and development tax credit carryforwards of approximately $56.7 million and $28.1 million, respectively, which will begin to expire in fiscal 2010 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $547.6 million and $81.3 million, respectively, which will begin to expire in fiscal 2012 and fiscal 2004, respectively.

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

8.    Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through 2010. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also leases certain engineering design software tools under non-cancellable operating leases expiring through fiscal 2005.

The Company has various term notes payable to a bank, with monthly payments totaling approximately $64,000 including interest, payable over 60 months, at interest rates between 6.5% and 7.35%. At March 31, 2003, approximately $502,000 was outstanding on the notes.

Annual future minimum payments as of March 31, 2003, are as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases	Notes Payable and Capital Leases
2004	$16,335	$1,278
2005	11,326	—
2006	3,666	—
2007	2,199	—
2008	1,672	—
Thereafter	3,147	—

Total minimum lease payments	$38,345	1,278

Less amount representing interest		(13)

Present value of remaining minimum capital lease payments – current portion		$1,265

Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 2001, 2002, and 2003 was $3.7 million, $7.9 million and $7.8 million, respectively.

9.    Employee Retirement Plan

Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the board of directors. Employer contributions vest to participants at a rate of 33% per year of service. The total contributions under the plan charged to operations totaled $1.2 million, $2.3 million and $1.4 million for the years ended March 31, 2001, 2002 and 2003, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers exceeding 10% in any of the three years ended March 31, were as follows:

	2001	2002	2003
Harris Corporation	—%	1%	18%
Nortel Networks Corporation	10%	2%	1%
Insight Electronics	19%	10%	8%

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to an end customer exceeding 10% in any of the three years ended March 31, were as follows:

	2001	2002	2003
Harris Corporation	—%	1%	18%
Nortel Networks Corporation	20%	12%	14%
Cisco Systems	9%	13%	6%

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2001	2002	2003
North America	$337,644	$98,361	$66,033
Europe and Israel	56,807	29,159	11,318
Asia	41,092	25,320	24,240

	$435,543	$152,840	$101,591

11.    Contingencies

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

In May 2001, a series of similar state derivative actions were filed against the directors and certain executive officers of the Company. The state complaints have been coordinated and assigned to the Superior Court of

California in the County of San Diego. Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of the financial prospects of the Company, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. Defendants demurred to the consolidated state complaint, which demurrer was partially granted and partially overruled in February 2002. In February 2002, the Company’s Board of Directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants filed a motion seeking dismissal of the consolidated action. On May 28, 2003, the court issued a tentative ruling denying defendants’ motion. The Company expects oral argument regarding the court’s tentative ruling to take place in June 2003. Limited discovery relating to the special litigation committee and its report has taken place.

The Company believes that the allegations in these lawsuits are without merit and intends to defend against the lawsuits vigorously. The Company cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on the Company. The lawsuits have been tendered to the Company’s insurance carriers.

The Company is currently involved in binding arbitration to determine whether the Company had breached an alleged agreement to provide Paxonet with a loan of $4 million. The Company denies the existence of any enforceable agreement to provide such a loan and is vigorously resisting Paxonet’s claim. The arbitration hearing was held in May 2003, and the arbitrator’s decision is expected before July 2003.

Since 1993, the Company has been named as a potentially responsible party along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of potentially responsible parties that has agreed to fund certain remediation efforts at the Omega Chemical site for which the Company has accrued approximately $100,000. In September 2000, the Company entered into a consent decree with the Environmental Protection Agency, pursuant to which the Company agreed to fund its proportionate share of the initial remediation efforts at the Omega Chemical site.

The Company is also party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties.

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

12.    Related Party Transactions

In August 2000, the Company made a strategic equity investment of $10 million in Raza Foundries. The Chief Executive Officer and Chairman of the Board of Directors of Raza Foundries was a member of the Company’s Board of Directors until April 2003. In the year ended March 31, 2003, the Company recorded impairment charges of $13.3 million to reduce the carrying value of its strategic equity investments, $10 million of which relates to this investment.

From time to time the Company charters an aircraft for business travel from an aircraft charter company, which manages an aircraft owned by a company that AMCC’s chief executive officer controls. The board of directors unanimously approved a resolution to limit such charters to Company-related business matters at rates not to exceed market prices, up to a maximum of $800,000 in fiscal 2003. In the years ended March 31, 2002 and 2003, the Company expensed a total of $667,000 and $800,000, respectively, for such charters.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance At End Of Period
Year ended March 31, 2003: Allowance for doubtful accounts	$5,357	$—	$—		$4,027		$1,330

Year ended March 31, 2002: Allowance for doubtful accounts	$4,575	$825	$—		$43		$5,357
Reserve for excess and obsolete inventory	9,408	—	—		9,408	(2)	—

	$13,983	$825	$—		$9,451		$5,357

Year ended March 31, 2001: Allowance for doubtful accounts	$314	$3,659	$747	(1)	$145		$4,575
Reserve for excess and obsolete inventory	—	10,142	608	(1)	1,342	(2)	9,408

	$314	$13,801	$1,355		$1,487		$13,983

(1)	Assumed through purchase acquisitions.
(2)	General reserves which were converted to reserves against specific parts.