Form 10-Q
period 2003-06-30
APPLIED MICRO CIRCUITS CORP
filed 2003-07-31
CIK 711065

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2003

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

As of July 25, 2003, 304,642,621 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2003	March 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$153,568	$150,556
Short-term investments—available-for-sale	872,166	885,584
Accounts receivable	8,285	5,634
Inventories	5,537	7,178
Other current assets	18,823	24,592

Total current assets	1,058,379	1,073,544
Property and equipment, net	49,660	62,035
Goodwill and purchased intangibles, net	86,648	88,219
Other assets	932	759

Total assets	$1,195,619	$1,224,557

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,229	$12,689
Accrued payroll and related expenses	10,397	7,760
Other accrued liabilities	35,694	26,981
Deferred revenue	4,190	3,674
Current portion of long-term debt and capital lease obligations	316	1,265

Total current liabilities	60,826	52,369
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares – 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares – 630,000
Issued and outstanding shares– 304,360 at June 30, 2003 (unaudited) and 303,751 at March 31, 2003	3,044	3,038
Additional paid-in capital	5,902,006	5,908,063
Deferred compensation, net	(10,519)	(30,406)
Accumulated other comprehensive income	10,961	8,800
Accumulated deficit	(4,770,699)	(4,717,307)

Total stockholders’ equity	1,134,793	1,172,188

Total liabilities and stockholders’ equity	$1,195,619	$1,224,557

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2003	2002
Net revenues	$20,515	$30,155
Cost of revenues (1)	9,783	17,639

Gross profit	10,732	12,516
Operating expenses:
Research and development	29,126	35,497
Selling, general and administrative	10,362	16,326
Stock-based compensation:
Research and development	9,125	40,677
Selling, general and administrative	3,408	26,630
Purchased intangible asset impairment charges	—	204,284
Restructuring charges	23,498	2,500

Total operating expenses	75,519	325,914

Operating loss	(64,787)	(313,398)
Other income (expense), net	—	(130)
Interest income, net	11,395	10,853

Loss before income taxes and cumulative effect of accounting change	(53,392)	(302,675)
Income tax expense (benefit)	—	—

Loss before cumulative effect of accounting change	(53,392)	(302,675)
Cumulative effect of accounting change	—	(102,229)

Net loss	$(53,392)	$(404,904)

Basic and diluted net loss per share:
Loss per share before cumulative effect of accounting change	$(0.18)	$(1.01)
Cumulative effect of accounting change	—	(0.34)

Net loss per share	$(0.18)	$(1.35)

Shares used in calculating basic and diluted net loss per share	303,801	299,811

(1) Cost of revenues includes the following (in thousands):

Stock-based compensation.	$218	$1,437
Amortization of developed technology	1,571	1,572

	$1,789	$3,009

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2003	2002
Operating Activities
Net loss	$(53,392)	$(404,904)
Adjustments to reconcile net loss to net cash used for operating activities:
Cumulative effect of accounting change	—	102,229
Depreciation and amortization	5,351	8,226
Amortization of purchased intangibles	1,571	1,572
Purchased intangible asset impairment charges	—	204,284
Stock-based compensation expense	12,751	68,744
Non-cash restructuring charges	8,195	—
Loss on disposals of property	—	126
Changes in operating assets and liabilities:
Accounts receivables	(2,651)	(1,629)
Inventories	1,641	2,430
Other assets	4,929	4,871
Accounts payable	(2,460)	(2,168)
Accrued payroll and other accrued liabilities	11,350	10,110
Deferred revenue	516	(66)

Net cash used for operating activities	(12,199)	(6,175)

Investing Activities
Proceeds from sales and maturities of short-term investments	1,433,773	393,767
Purchases of short-term investments	(1,418,227)	(539,589)
Repayments on notes receivable with employees	1	25
Purchase of property, equipment and other assets	(505)	(2,286)

Net cash provided by (used for) investing activities	15,042	(148,083)

Financing Activities
Proceeds from issuance of common stock	1,085	978
Payments on capital lease obligations	(763)	(122)
Payments on long-term debt	(186)	(175)
Other	33	99

Net cash provided by financing activities	169	780

Net increase (decrease) in cash and cash equivalents	3,012	(153,478)
Cash and cash equivalents at beginning of period	150,556	335,592

Cash and cash equivalents at end of period	$153,568	$182,114

Supplemental disclosure of cash flow information:
Cash paid for:
Interest	$29	$44

Income taxes	$133	$116

See accompanying Notes to Condensed Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Applied Micro Circuits Corporation (“AMCC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in net revenues and operating results, and expects that these fluctuations will continue.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended March 31, 2003.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include among others, assessing the collectibility of accounts receivable, inventory valuation, costs of future product returns under warranty, the valuation of deferred income taxes, and the fair value and useful lives of intangible assets. Actual results could differ from those estimates.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

Stock-Based Compensation

The Company has in effect several stock option plans under which non-qualified and incentive stock options have been granted to employees and non-employee directors. The Company also has in effect an employee stock purchase plan. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25”. The Company has adopted the disclosure-only alternative of SFAS 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

Pro forma information regarding net income and net income per share is required and has been determined as if the Company had accounted for its stock-based awards under the fair value method, instead of the guidelines provided by APB 25. The fair value of the awards was estimated at the date of grant using the Black Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected life and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2003	2002	2003	2002
Expected life (years)	4.0	3.9	1.1	0.5
Volatility	1.02	1.03	1.03	1.05
Risk-free interest rate	2.5%	2.8%	1.6%	3.0%
Dividend yield	0%	0%	0%	0%

Weighted average fair value	$3.29	$4.22	$2.19	$4.47

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2003	2002
Net loss—as reported	$(53,392)	$(404,904)
Plus: Reported stock-based compensation	12,751	68,774
Less: Fair value stock-based compensation	(128,463)	(69,914)

Net loss—adjusted	$(169,104)	$(406,044)

Reported basic and diluted loss per share	$(0.18)	$(1.35)

Adjusted basic and diluted loss per share	$(0.56)	$(1.35)

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	June 30, 2003	March 31, 2003
Accounts receivable	$9,615	$6,964
Less allowance for bad debts	(1,330)	(1,330)

	$8,285	$5,634

Inventories (in thousands):

	June 30, 2003	March 31, 2003
Finished goods	$3,748	$4,455
Work in process	1,600	2,252
Raw materials	189	471

	$5,537	$7,178

Property and equipment (in thousands):

	June 30, 2003	March 31, 2003
Machinery and equipment	$40,319	$48,772
Leasehold improvements	7,086	8,981
Computers, office furniture and equipment	66,077	72,533
Land	17,280	17,280

	130,762	147,566
Less accumulated depreciation and amortization	(81,102)	(85,531)

	$49,660	$62,035

Goodwill and other purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	June 30, 2003			March 31, 2003
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,046,685	$(3,974,186)	$72,499	$4,046,685	$(3,974,186)	$72,499
Developed technology	294,400	(280,251)	14,149	294,400	(278,680)	15,720

	$4,341,085	$(4,254,437)	$86,648	$4,341,085	$(4,252,866)	$88,219

Upon the implementation of SFAS 142, the Company completed the initial goodwill impairment review and recorded a non-cash charge of approximately $102.2 million to reduce the carrying value of goodwill. This charge is reflected as the cumulative effect of an accounting change in the accompanying consolidated statement of operations for the quarter ended June 30, 2002. In performing this initial fair value analysis, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, the Company performed an analysis of these assets as required under SFAS 144 and recorded non-cash charges of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These charges are reflected as operating expenses in the consolidated statement of operations for the quarter ended June 30, 2002.

Interest income, net (in thousands):

	Three Months Ended June 30,
	2003	2002
Interest income	$7,977	$9,540
Net realized gains (losses) from short-term investments	3,447	1,357
Interest expense	(29)	(44)

	$11,395	$10,853

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

	Three Months Ended June 30,
	2003	2002
Net loss (numerator):
Loss before cumulative effect of accounting change	$(53,392)	$(302,675)
Cumulative effect of accounting change	—	(102,229)

Net loss	$(53,392)	$(404,904)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	304,023	300,719
Less: Unvested common shares outstanding	(222)	(908)

Shares used in basic and diluted net loss per share computation	303,801	299,811

Basic and diluted net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(0.18)	$(1.01)
Cumulative effect of accounting change	—	(0.34)

Basic and diluted net loss per share	$(0.18)	$(1.35)

Because the Company incurred losses for the three months ended June 30, 2003 and 2002, the effect of dilutive securities totaling 3.0 million and 4.2 million equivalent shares, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

3. RESTRUCTURING CHARGES

The Company has announced a total of three restructuring programs between July 2001 and April 2003. A summary of each of the separate programs is as follows:

•	The July 2001 program consisted of a workforce reduction, consolidation of excess facilities and property and equipment impairments of approximately $8.7 million ($5.6 million for the elimination of certain excess manufacturing equipment and $3.1 million for the abandonment of leasehold improvements and software licenses). Payments for the workforce reduction were approximately $900,000 and were completed in fiscal 2002. Amounts related to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005 and are estimated to be approximately $2.0 million. The program resulted in total charges of $11.6 million that are reflected as an operating expense in fiscal 2002.

•	The July 2002 program included the closure of the internal wafer manufacturing facility and a global workforce reduction. The program resulted in total charges of $4.0 million for severance packages for the manufacturing workforce, facility restoration costs and fixed asset disposals. The global workforce reduction also included the closing of a design center and disposal of related assets, and resulted in a charge of $3.0 million. Payments for employee severance were made in fiscal 2003; amounts for the facility closure were substantially completed in the first quarter of fiscal 2004.

•	The April 2003 restructuring program consisted of a workforce reduction, further consolidation of excess facilities and additional fixed asset disposals. In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”), requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs of $23.5 million related to the restructuring plan were recognized in the first quarter of fiscal 2004, in accordance with the new guidance. In the year ended March 31, 2003, the Company recorded approximately $300,000 as a liability for certain severance packages communicated to employees in March 2003.

The above restructuring programs resulted in a total workforce reduction of approximately 41%.

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation	Property and Equipment Impairments	Total
Liability, March 31, 2003	$2,179	$1,384	$969	$4,532
Charged to expense	5,389	7,219	10,890	23,498
Non-cash amounts	—	—	(8,195)	(8,195)
Cash payments	(6,140)	(1,044)	—	(7,184)

Liability, June 30, 2003	$1,428	$7,559	$3,664	$12,651

4. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,
	2003	2002
Net loss	$(53,392)	$(404,904)
Change in net unrealized gain on short-term investments	2,128	2,189
Foreign currency translation adjustment	33	96

Comprehensive loss	$(51,231)	$(402,619)

5. CONTINGENCIES

In April 2001, a series of similar federal complaints were filed against the Company and certain of its executive officers and directors. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleges violations of the Exchange Act and is brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act. Plaintiff seeks monetary damages on behalf of the shareholder class. Discovery in this lawsuit has commenced. Trial is currently scheduled for calendar year 2005.

In May 2001, a series of similar state derivative actions were filed against the Company’s directors and certain executive officers. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of the Company’s financial prospects, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. In February 2002, the board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants filed a motion seeking dismissal of the consolidated action. In June 2003, the court denied defendants’ motion to dismiss. In July 2003, defendants filed a writ petition to the appellate court seeking reversal of the denial of the motion to dismiss, or in the alternative for summary judgment. Discovery in this lawsuit has commenced.

The Company believes that the allegations in these lawsuits are without merit and intend to defend against the lawsuits vigorously. The Company cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on the Company. The lawsuits have been tendered to the Company’s insurance carriers.

The Company is also party to various claims and legal actions arising in the normal course of business, including notification of possible infringement on the intellectual property rights of third parties.

Since 1993, the Company has been named as a potentially responsible party, or PRP, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical site for which the Company has accrued approximately $100,000. In September 2000, the Company entered into a consent decree with the Environmental Protection Agency, pursuant to which the Company agreed to fund its proportionate share of the initial remediation efforts at the Omega Chemical site.

The Company was party to binding arbitration with Paxonet Communications, Inc. regarding whether the Company had breached an alleged agreement to provide Paxonet with a loan of $4.0 million. In June 2003, the arbitrator issued an interim opinion and award, finding that the Company had not breached an alleged agreement.

In May 2003, the Company’s wholly owned subsidiary, AMCC Sales Corporation, filed a complaint against Mintera Corporation, a privately held telecommunications equipment supplier, in the Superior Court of California in the County of San Diego. AMCC Sales Corporation v. Mintera Corporation, no. GIC810669. The Company is seeking recovery of amounts owed by Mintera for products supplied to Mintera and seeking a declaration that it has fulfilled its contractual obligations to Mintera pursuant to a development partner agreement. In July 2003, Mintera filed a cross-complaint in which Mintera claims that the Company made misrepresentations in order to induce Mintera to rely on the Company’s promises to release these products to production. The cross-complaint also claims that the Company breached its obligations to Mintera under the development partner agreement. Mintera also alleges in the cross-complaint that as a result of the Company’s alleged misrepresentations and alleged failure to deliver product, Mintera has suffered substantial damages. Mintera has asked for unspecified damages and punitive damages in its cross-complaint. The Company intends to file an answer to the cross-complaint denying Mintera’s allegations and claims. No discovery has taken place in this lawsuit. The lawsuit has been tendered to the Company’s insurance carriers.

Although the ultimate outcome of the pending matters is not presently determinable, the Company believes that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on its financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on its results of operations in any period.

6. RELATED PARTY TRANSACTIONS

From time to time the Company charters an aircraft for business travel from an aircraft charter company, which manages an aircraft owned by a company that AMCC’s chief executive officer controls. In the three months ended June 30, 2003 and 2002, the Company expensed a total of $100,000 and $200,000, respectively, for such charters. These amounts were within the limits on such expenses approved by the board of directors.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board, or FASB, issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement improves the accounting for three types of financial instruments that were previously accounted for as equity – mandatorily redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of this statement to have a material impact on its operating results or financial position.

In April 2003, FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not currently hold any derivative instruments and does not expect the adoption of this statement to have a material impact on its operating results or financial position.

FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities”, (“FIN 46”) in January 2003. This interpretation of Accounting Research Bulletin No. 51 requires the consolidation of certain variable interest entities by the primary beneficiary. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003, and applies in the first interim or annual period occurring subsequent to June 15, 2003 for variable interest entities created prior to February 1, 2003. The Company does not expect the adoption of FIN 46 to have a material effect on its operating results or financial position.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides a general description of our business.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2003 and 2002. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This section should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2003. This report, and in particular the MD&A, contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in the “Risk Factors” section of MD&A. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC in which we report our financial condition and results for the quarter and fiscal year-to-date. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

OVERVIEW

We design, develop, manufacture, and market high-performance, high-bandwidth silicon integrated circuits, or ICs, empowering wide area networks. We utilize a combination of digital, mixed-signal and high-frequency analog design expertise coupled with system-level knowledge and multiple silicon process technologies to offer IC products that enable the transport of voice and data over fiber optic networks, as well as chips that send T1 and T3 signals over coaxial cable networks. Our system solution portfolio includes switch fabric, traffic management, network processor, framer/mapper, and physical layer devices that address the high-performance needs of the evolving intelligent optical network. In addition, we supply silicon ICs for the automated test equipment, or ATE, high-speed computing and military markets.

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

Goodwill and Intangible Asset Valuation

The determination of the fair value of certain acquired assets and liabilities is subjective in nature and often involves the use of significant estimates and assumptions. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. To assist us in this process, we generally use an independent valuation firm. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

During 2001, the FASB issued SFAS 142, which requires that, effective April 1, 2002, goodwill and certain other intangible assets deemed to have an indefinite useful life, cease amortizing. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination.

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

Restructuring Charges

Over the last two years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities. We have had to record estimated expenses for employee severance, long-term asset writedowns, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Prior to 2003, the liability for certain exit costs was recognized on the date that management committed to a plan. In 2003, new accounting guidance was issued requiring us to recognize costs associated with our exit and disposal activities at fair value when a liability is incurred. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities and then estimate the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, or SAB 101. SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors with rights of return is deferred until all return or cancellation privileges lapse. In addition, we record reductions to revenue for estimated allowances such as returns and competitive pricing programs. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three months ended June 30, 2003 were approximately $20.5 million, representing a decrease of 32% from the net revenues of approximately $30.2 million for the three months ended June 30, 2002. The decline in total net revenues was primarily due to a decrease in non-communications revenues related to the closure of the wafer fabrication facility in March 2003. Non-communications revenues decreased to $4.4 million for the three months ended June 30, 2003 from $12.1 million for the three months ended June 30, 2002, as a result of greater shipments of last-time-buy orders in fiscal 2003. Revenues from sales of communications products also decreased 11% to $16.1 million, or 78% of net revenues, for the three months ended June 30, 2003 from $18.1 million, or 60% of net revenues, for the three months ended June 30, 2002.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three months ended June 30, 2003 or 2002 were as follows:

	Three Months Ended June 30,
	2003	2002
Memec Electronics	15%	6%
Insight Electronics	12%	7%
Mitsui Comtek Corporation	10%	5%
Harris Corporation	1%	26%

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in the three months ended June 30, 2003 or 2002 were as follows:

	Three Months Ended June 30,
	2003	2002
Nortel Networks Corporation	16%	11%
Cisco Systems	12%	6%
Fujitsu	12%	6%
Harris Corporation	1%	26%

Revenues based on direct shipments outside of North America accounted for 47% of net revenues for the three months ended June 30, 2003, compared to 29% for the three months ended June 30, 2002.

Gross Margin. Gross margin was 52.3% for the three months ended June 30, 2003, as compared to 41.5% for the three months ended June 30, 2002. The increase was primarily attributed to the reduced fixed cost of manufacturing overhead as a result of the permanent closure of our internal wafer fabrication facility in March 2003 and the effects of the workforce reduction announced in April 2003, as well as decreased stock-based compensation charges included in cost of revenues.

The amortization of purchased intangible assets included in cost of revenues was $1.6 million for each of the three months ended June 30, 2003 and 2002. We expect amortization expense for purchased intangibles charged to cost of revenues to be $6.3 million, $6.3 million and $3.1 million for the fiscal years ending March 31, 2004, 2005 and 2006, respectively.

Research and Development. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. R&D expenses decreased 18% to approximately $29.1 million for the three months ended June 30, 2003, from approximately $35.5 million for the three months ended June 30, 2002. The decrease in R&D was a result of lower payroll and related benefits expense following the April 2003 workforce reduction and reduced subcontracting costs after streamlining and prioritizing our product development efforts, which were offset in part by the purchase of certain intellectual property in June 2003. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications products. Currently, R&D expenses are focused on the development of products for the communications markets, and we expect to continue this focus. We expect R&D in absolute dollars to continue to decrease throughout fiscal 2004, as we continue to streamline our cost structure and implement our restructuring plan announced in April 2003. See “Restructuring Charges”. Future acquisitions of businesses may result in substantial additional charges.

Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. SG&A expenses were approximately $10.4 million for the three months ended June 30, 2003, as compared to approximately $16.3 million for the three months ended June 30, 2002, representing a decrease of 37%. The decrease in SG&A expenses was primarily attributed to the effect of lower payroll and related benefits expense following the April 2003 workforce reduction and decreased commissions as a result of lower net revenues and the termination of certain sales representatives, as well as lower travel costs, marketing expenses and legal fees. We expect SG&A in absolute dollars to remain consistent throughout fiscal 2004. Future acquisitions of businesses may result in substantial additional charges.

Stock-Based Compensation. Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In fiscal 2001, we recorded approximately $438.8 million of deferred compensation, in connection with stock options assumed in our purchase acquisitions. Stock-based compensation charges, including amounts charged to cost of revenues, were $12.8 million and $68.7 million for the three months ended June 30, 2003 and 2002, respectively. The charges for the three months ended June 30, 2002 included acceleration of compensation charges resulting from the voluntary cancellation of certain employees’ stock options in connection with our stock option exchange program and continued reductions resulting from employee turnover. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $22.8 million in fiscal 2004 and $387,000 in fiscal 2005. These charges could be further reduced as a result of employee turnover. Future acquisitions of businesses may result in substantial additional charges. Such charges may cause fluctuations in our interim or annual operating results.

Goodwill and Purchased Intangible Asset Impairment Charges. Upon adoption of SFAS 142 during the first quarter of fiscal 2003, we completed our initial goodwill impairment review. As a result, in the three months ended June 30, 2002 we recorded a $102.2 million non-cash charge for the impairment of goodwill, which is reflected as the cumulative effect of an accounting change. In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, we performed an analysis of these assets as required under SFAS 144 and recorded non-cash charges in the three months ended June 30, 2002 of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These amounts are reflected as components of operating loss.

Restructuring Charges. We have announced a total of three restructuring programs between July 2001 and April 2003. A summary of each of the separate programs is as follows:

•

The July 2001 program consisted of a workforce reduction, consolidation of excess facilities and property and equipment impairments of approximately $8.7 million ($5.6 million for the elimination of certain excess manufacturing equipment and $3.1 million for the abandonment of leasehold improvements and software licenses). Payments for the workforce reduction were approximately $900,000 and were completed in fiscal 2002. Amounts related to the consolidation of facilities will be paid over the respective lease terms through fiscal 2005 and are estimated to be approximately $2.0 million. The program resulted in total charges of $11.6 million that are reflected as an operating expense in fiscal 2002.

•	The July 2002 program included the closure of the internal wafer manufacturing facility and a global workforce reduction. The program resulted in total charges of $4.0 million for severance packages for the manufacturing workforce, facility restoration costs and fixed asset disposals. The global workforce reduction also included the closing of a design center and disposal of related assets, and resulted in a charge of $3.0 million. Payments for employee severance were made in fiscal 2003; amounts for the facility closure were substantially completed in the first quarter of fiscal 2004.

•	The April 2003 restructuring program consisted of a workforce reduction, further consolidation of excess facilities and additional fixed asset disposals. In June 2002, the FASB issued SFAS 146 requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs of $23.5 million related to the restructuring plan were recognized in the first quarter of fiscal 2004, in accordance with the new guidance. In the year ended March 31, 2003, the Company recorded approximately $300,000 as a liability for certain severance packages communicated to employees in March 2003.

The above restructuring programs resulted in a total workforce reduction of approximately 41%.

Net Interest Income. Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. Net interest income increased slightly to $11.4 million for the three months ended June 30, 2003, from $10.9 million for the three months ended June 30, 2002, due to higher realized gains on sales of short-term investments in the portfolio, offset by lower interest income as a result of lower yields and cash balances.

Income Taxes. We recorded no income taxes for the three months ended June 30, 2003 and 2002. The difference between our effective tax rate and the federal statutory rate for those periods resulted from the establishment of valuation allowances for the deferred tax assets generated, as it is more likely than not that they will expire unused.

Cumulative Effect of Accounting Change. As a result of our initial goodwill impairment review performed as of April 1, 2002 as required by the adoption of SFAS 142, we recorded a non-cash charge of $102.2 million in the three months ended June 30, 2002.

Financial Condition and Liquidity

As of June 30, 2003, our principal source of liquidity consisted of $1.0 billion in cash, cash equivalents and short-term investments. Working capital as of June 30, 2003 was also $1.0 billion. At the end of June 30, 2003, we had contractual obligations not included on our balance sheet totaling $45.6 million, primarily related to facilities and engineering design software tools.

For the three months ended June 30, 2003, we used $12.2 million of cash to fund our operations compared to using $6.2 million for our operations in the three months ended June 30, 2002. Although we had a net loss of $53.4 million for the three months ended June 30, 2003, $27.9 million consisted of non-cash charges such as depreciation, amortization and non-cash restructuring charges. Excluding non-cash charges, operating cash flows for the three months ended June 30, 2003 primarily reflected increases in accrued liabilities and accounts receivables and decreases in other assets and accounts payable. Operating cash flows for the three months ended June 30, 2002 consists of operating results before non-cash charges, in addition to decreases in inventory, other assets and accounts payable, and an increase in accrued liabilities.

We generated $15.0 million of cash from investing activities during the three months ended June 30, 2003, compared to using $148.1 million during the three months ended June 30, 2002. The inflow of cash for the three months ended June 30, 2003 primarily represents a move to shorten the duration of the investment portfolio.

Capital expenditures totaled $505,000 and $2.3 million for the three months ended June 30, 2003 and 2002, respectively. These capital expenditures primarily consisted of purchases of engineering hardware and design software.

We generated $169,000 of cash for the three months ended June 30, 2003 from financing activities compared to generating $780,000 for the three months ended June 30, 2002. The major financing source of cash was from the sale of our common stock through the exercise of employee stock options. The major use of cash from financing activities was for the repayment of debt and capital lease obligations.

On October 16, 2002, our board of directors approved a stock repurchase program whereby we were authorized to expend up to $200.0 million to purchase our common stock. Depending on market conditions and other factors, purchases may be made from time to time in the open market and in negotiated transactions, including block transactions, at times and prices considered appropriate by us. Such program may be discontinued at any time. As of June 30, 2003, we had not made any purchases under the program.

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

The following table summarizes our contractual obligations as of June 30, 2003 (in thousands):

	Notes Payable	Operating Leases	Purchase Commitments	Total
Nine months ended March 31, 2004	$322	$11,982	$8,455	$20,759
Fiscal year 2005	—	12,226	899	13,125
Fiscal year 2006	—	3,833	899	4,732
Fiscal year 2007	—	2,199	—	2,199
Fiscal year 2008	—	1,672	—	1,672
Thereafter	—	3,147	—	3,147

Total	$322	$35,059	$10,253	$45,634

RISK FACTORS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC in which we report our financial condition and results for the quarter and fiscal year-to-date. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.

Our operating results may fluctuate because of a number of factors, many of which are beyond our control.

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment industry and semiconductor industry conditions, including the effects of the current significant slowdown;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	the effects of the closure of our internal wafer fabrication facility;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	changes in the mix of products that our customers buy;

•	the potential negative effects and ability to reduce costs as planned through our on-going restructuring and cost reduction efforts;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	costs associated with compliance with applicable environmental and other governmental regulations;

•	the effects of changes in accounting standards, including rules regarding the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, litigation judgments or settlements relating to the use or ownership of intellectual property, the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws and various state claims or other claims arising out of our operations;

•	the ability of our customers to obtain components from their other suppliers;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test or assembly constraints for our devices, which adversely affects our ability to meet our production obligations;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Our revenues are typically derived from sales of application specific standard products, or ASSPs, as compared to application specific integrated circuits, or ASICs. Customer orders for ASSPs typically have shorter lead times than orders for ASICs, which makes it more difficult for us to predict revenues and inventory levels and adjust production appropriately. If we are unable to plan inventory and production levels effectively, our business, financial condition and operating results could be materially harmed.

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

We derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets in the past. The majority of these products were manufactured at our internal wafer fabrication facility, which closed in March 2003. Throughout fiscal 2003, we were fulfilling last-time-buy orders for parts manufactured in this facility. As a result of the last-time-buy program, our revenues from sales of our non-communications products decreased to 22% of net revenues for the quarter ended June 30, 2003 from 40% of net revenues for the quarter ended June 30, 2002. We expect that revenues from our non-communications products will continue to decline materially as we fulfill the last-time-buy orders throughout most of fiscal 2004. We will continue to sell products for these markets for the foreseeable future, but the volumes and revenues are expected to be modest.

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

Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	design wins with customers may not result in sales to such customers;

•	the introduction of a customer’s new products may be late or less successful in the market than planned;

•	a customer’s product line using our products may rapidly decline or be phased out;

•	our agreements with customers typically do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products;

•	the impact of terminating certain sales representatives or sales personnel; and

•	the continued viability of these customers.

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

Our markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, we would be likely to lose business from an existing or potential customer and would not have the opportunity to compete for new design wins until the next product transition occurs. If we fail to develop products with required features or performance standards, or if we experience a delay as short as a few months in bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.

We expect a significant portion of our revenues to continue to be derived from sales of products based on current, widely accepted transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance. Although we have developed products for the Gigabit Ethernet and fibre channel communications standards, sales volumes of these products are modest, and we may not be successful in addressing the market opportunities for products based on these standards.

Customers for our products generally have substantial technological capabilities and financial resources. They traditionally use these resources to internally develop their own products. The future prospects for our products in these markets are dependent upon our customers’ acceptance of our products as an alternative to their internally developed products. Future prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Network equipment vendors may in the future continue to use internally developed components. They also may decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products.

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

We are subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts receivable, accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations. Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. We may be limited in our ability to enforce our rights under such agreements.

Our cash and cash equivalents and portfolio of short-term investments are exposed to certain market risks.

We maintain an investment portfolio of various holdings, types and maturities. These securities are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates, credit ratings of the issuers and foreign currency exchange rates, as well as the risk of default by the issuer. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. We currently do not use derivative financial instruments to manage any of these risks. Increases in interest rates, decreases in the credit worthiness of one or more of the issuers in the portfolio or adverse changes in foreign currency exchange rates could have a material adverse impact on our financial condition or results of operations.

Our recently implemented restructuring plan could result in management distractions, operational disruptions and other difficulties.

As a result of the continuing significant economic slowdown and the related uncertainties in our industry, we implemented a new restructuring plan in the first quarter of fiscal 2004. The plan focused on cost reductions and operating efficiencies, and included workforce reductions. Employees directly affected by the reductions may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, that future operations will improve or that the completion of restructuring will not disrupt our operations. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities.

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

Products for communications applications are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards, we could miss opportunities to achieve crucial design wins. If we fail to do so, we may not achieve design wins with key customers or may subsequently lose such design wins, and our business will significantly suffer because once a customer has designed a supplier’s product into its system, the customer typically is extremely reluctant to change its supply source due to significant costs associated with qualifying a new supplier.

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

The closing of our internal wafer fabrication facility could result in unanticipated liability and reduced revenues.

A significant portion of our fiscal 2003 revenues was derived from products manufactured in our internal wafer fabrication facility. As of March 31, 2003, the facility closed and we do not have the ability to manufacture products in the facility, which subjects us to substantial risks, including:

•	we may be unable to repair or replace defective products;

•	we may be unable to fulfill customer orders for products which are not in our inventory;

•	if we have not built or effectively stored products which we have committed to customers, we may incur liability to these customers; and

•	if we are unable to successfully design and sell products manufactured in external foundries, our revenues will decline.

A disruption in the manufacturing capabilities of our outside foundries would negatively impact the production of certain of our products.

In the past, we relied on outside foundries for the manufacture of the majority of our products. Now that we have closed our internal foundry, all of our products will be manufactured by outside foundries. These outside foundries generally manufacture our products on a purchase order basis, and we generally do not have long-term supply arrangements with these suppliers. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

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

Our requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production of an older or lower-volume process that it uses to produce our parts. We cannot be certain our external foundries will continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs and materially impact our ability to deliver our products on time.

Our operating results depend on manufacturing output and yields, which may not meet expectations.

The yields on wafers we have manufactured decline whenever a substantial percentage of wafers must be rejected or a significant number of dice on each wafer are nonfunctional. Such declines can be caused by many factors, including minute levels of contaminants in the manufacturing environment, design issues, defects in masks used to print circuits on a wafer, and difficulties in the fabrication process. Design iterations and process changes by our suppliers can cause a risk of defects. Many of these problems are difficult to diagnose, are time consuming and expensive to remedy, and can result in shipment delays.

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

We expect to transition our products to increasingly smaller line width geometries. This transition will require us to migrate to new manufacturing processes for our products and redesign certain products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance, and we have designed products to be manufactured at as little as .13 micron geometry processes. We have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality into our products. We may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis.

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

The complexity of our products may lead to errors, defects and bugs when they are first introduced, which could negatively impact our reputation with customers and result in liability.

Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Our products have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall. This, in turn, could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. Errors, defects or bugs could cause problems with device functionality, resulting in interruptions, delays or cessation of sales to our customers.

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

The effects of war, acts of terrorism or global threats, including, but not limited to, the outbreak of epidemic disease, could have a material adverse effect on our business, operating results and financial condition. The terrorist attacks on September 11, 2001 disrupted commerce throughout the world and intensified the uncertainty of the U.S. economy and other economies around the world. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to these economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record various significant impairment charges against these assets as noted in our financial statements. At June 30, 2003, we have $86.6 million of goodwill and purchased intangible assets. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

Our chief executive officer, former chief financial officer and certain of our other executive officers and directors, have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects for the fourth quarter of fiscal 2001. We believe that the claims being brought against us, our officers and directors are without merit, and we intend to engage in a vigorous defense against such claims. If we are not successful in our defense against such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources, which could have an adverse effect on our business.

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

Litigation may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Such litigation could result in substantial costs and diversion of resources, including the attention of our management and technical personnel and could have a material adverse effect on our business, financial condition and results of operations. We may be accused of infringing on the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users resulting from infringement claims will not be asserted in the future, or that such assertions will not harm our business.

Any litigation relating to the intellectual property rights of third parties would at a minimum be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. A license might not be available on reasonable terms.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed securities and closed-end bond funds with investment grade credit ratings as specified in our investment policy. We have also established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. We have not used derivative financial instruments.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We do not currently hold any derivative instruments. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

We are also exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2003, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $872.2 million and a cost basis of $861.3 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2003 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2003	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Available-for-sale investments	$915,581	$900,146	$884,415	$872,166	$855,660	$842,085	$830,077

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

ITEM 4. CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2001, a series of similar federal complaints were filed against us and certain of our executive officers and directors. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleges violations of the Exchange Act and is brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act. Plaintiff seeks monetary damages on behalf of the shareholder class. Discovery in this lawsuit has commenced. Trial is currently scheduled for calendar year 2005.

In May 2001, a series of similar state derivative actions were filed against our directors and certain executive officers. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of our financial prospects, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. In February 2002, our board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants filed a motion seeking dismissal of the consolidated action. In June 2003, the court denied defendants’ motion to dismiss. In July 2003, defendants filed a writ petition to the appellate court seeking reversal of the denial of the motion to dismiss, or in the alternative for summary judgment. Discovery in this lawsuit has commenced.

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

We were party to binding arbitration with Paxonet Communications, Inc. regarding whether we had breached an alleged agreement to provide Paxonet with a loan of $4.0 million. In June 2003, the arbitrator issued an interim opinion and award, finding that we had not breached an alleged agreement.

In May 2003, our wholly owned subsidiary, AMCC Sales Corporation¸ filed a complaint against Mintera Corporation, a privately held telecommunications equipment supplier, in the Superior Court of California in the County of San Diego. AMCC Sales Corporation v. Mintera Corporation, no. GIC810669. We are seeking recovery of amounts owed by Mintera for products supplied to Mintera and seeking a declaration that we have fulfilled our contractual obligations to Mintera pursuant to a development partner agreement. In July 2003, Mintera filed a cross-complaint in which Mintera claims that we made misrepresentations in order to induce Mintera to rely on our promises to release these products to production. The cross-complaint also claims that we breached our obligations to Mintera under the development partner agreement. Mintera also alleges in the cross-complaint that as a result of our alleged misrepresentations and alleged failure to deliver product, Mintera has suffered substantial damages. Mintera has asked for unspecified damages and punitive damages in its cross-complaint. We intend to file an answer to the cross-complaint denying Mintera’s allegations and claims. No discovery has taken place in this lawsuit. The lawsuit has been tendered to our insurance carriers.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

We filed the following current reports on Form 8-K with the SEC during the three months ended June 30, 2003:

1)	On April 24, 2003, we furnished the press release of our financial results for the three months and year ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 29, 2003		APPLIED MICRO CIRCUITS CORPORATION

	By:	/s/ STEPHEN M. SMITH
Stephen M. Smith

Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)