Form 10-Q
period 2003-09-30
APPLIED MICRO CIRCUITS CORP
filed 2003-11-14
CIK 711065

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2003

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

As of October 31, 2003, 306,991,154 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2003	March 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$232,722	$150,556
Short-term investments-available-for-sale	723,167	885,584
Accounts receivable	11,286	5,634
Inventories	5,475	7,178
Other current assets	15,442	23,623

Total current assets	988,092	1,072,575
Property and equipment, net	52,927	62,035
Goodwill and purchased intangibles, net	126,731	88,219
Other assets	1,153	759

Total assets	$1,168,903	$1,223,588

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$12,007	$12,689
Accrued payroll and related expenses	7,208	7,760
Other accrued liabilities	32,189	26,012
Deferred revenue	5,202	3,674
Current portion of long-term debt and capital lease obligations	159	1,265

Total current liabilities	56,765	51,400

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized Shares—630,000 at September 30, 2003
Issued and outstanding shares—305,724 at September 30, 2003 (unaudited) and 303,751 at March 31, 2003	3,057	3,038
Additional paid-in capital	5,905,219	5,908,063
Deferred compensation, net	(4,264)	(30,406)
Accumulated other comprehensive income or loss	1,733	8,800
Accumulated deficit	(4,793,607)	(4,717,307)

Total stockholders’ equity	1,112,138	1,172,188

Total liabilities and stockholders’ equity	$1,168,903	$1,223,588

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,		Six months ended September 30,
	2003	2002	2003	2002
Net revenues	$25,119	$30,219	$45,634	$60,374
Cost of revenues (1)	9,485	16,503	19,268	34,142

Gross profit	15,634	13,716	26,366	26,232
Operating expenses:
Research and development	26,102	33,441	55,228	68,938
Selling, general and administrative	11,037	14,989	21,399	31,315
Stock-based compensation:
Research and development	3,579	11,413	12,704	52,090
Selling, general and administrative	1,043	24,104	4,451	50,734
Acquired in-process research and development	5,700	—	5,700	—
Purchased intangible asset impairment charges	—	—	—	204,284
Restructuring charges	—	3,000	23,498	5,500

Total operating expenses	47,461	86,947	122,980	412,861

Operating loss	(31,827)	(73,231)	(96,614)	(386,629)
Other income (expense), net	(10)	(12,811)	(10)	(12,941)
Interest income, net	8,929	13,606	20,324	24,459

Loss before income taxes and cumulative effect of accounting change	(22,908)	(72,436)	(76,300)	(375,111)
Income tax expense (benefit)	—	—	—	—

Loss before cumulative effect of accounting change	(22,908)	(72,436)	(76,300)	(375,111)
Cumulative effect of accounting change	—	—	—	(102,229)

Net loss	$(22,908)	$(72,436)	$(76,300)	$(477,340)

Basic and diluted net loss per share:
Loss per share before cumulative effect of accounting change	$(0.08)	$(0.24)	$(0.25)	$(1.25)
Cumulative effect of accounting change	—	—	—	(0.34)

Net loss per share	$(0.08)	$(0.24)	$(0.25)	$(1.59)

Shares used in calculating basic and diluted net loss per share	305,195	300,701	304,498	300,256

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$171	$419	$389	$1,856
Amortization of developed technology	1,572	1,571	3,143	3,143

	$1,743	$1,990	$3,532	$4,999

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended September 30,
	2003	2002
Operating activities:
Net loss	$(76,300)	$(477,340)
Adjustments to reconcile net loss to net cash used for operating activities
Cumulative effect of accounting change	—	102,229
Depreciation and amortization	10,623	16,424
Amortization of purchased intangibles	3,143	3,143
Acquired in-process research and development	5,700	—
Purchased intangible asset impairment charges	—	204,284
Stock-based compensation expense	17,544	104,682
Non-cash restructuring charges	7,529	45
Net loss on strategic equity investments	—	11,650
Loss on disposals of property	10	1,270
Changes in operating assets and liabilities:
Accounts receivables	(5,652)	3,258
Inventories	2,136	4,185
Other assets	7,736	5,951
Accounts payable	(682)	(3,507)
Accrued payroll and other accrued liabilities	5,625	6,156
Deferred revenue	1,528	(431)

Net cash used for operating activities	(21,060)	(18,001)

Investing activities:
Proceeds from sales and maturities of short-term investments	2,939,209	1,553,988
Purchases of short-term investments	(2,783,898)	(1,742,544)
Repayments on notes receivable from employees	51	(19)
Purchase of property, equipment and other assets	(9,054)	(3,651)
Cash paid for acquisitions	(47,788)	—

Net cash provided by (used for) investing activities	98,520	(192,226)

Financing activities:
Proceeds from issuance of common stock	5,773	4,135
Repayment of note receivable from stockholder	—	47
Payments on capital lease obligations	(763)	(228)
Payments on long-term debt	(343)	(351)
Other	39	104

Net cash provided by financing activities	4,706	3,707

Net increase (decrease) in cash and cash equivalents	82,166	(206,520)
Cash and cash equivalents at beginning of period	150,556	335,592

Cash and cash equivalents at end of period	$232,722	$129,072

Supplementary cash flow disclosure:
Cash paid for:
Interest	$34	$84

Income taxes	$133	$223

See Accompanying Notes to Financial Statements

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

Stock-Based Compensation

The Company has in effect several stock option plans under which non-qualified and incentive stock options have been granted to employees and non-employee directors. The Company also has in effect an employee stock purchase plan. The Company accounts for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”) and the related Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25”. The Company has adopted the disclosure-only alternative of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (“SFAS 148”).

Pro forma information regarding net loss and net loss per share is required and has been determined as if the Company had accounted for its stock-based awards under the fair value method, instead of the guidelines provided by APB 25. The fair value of the awards was estimated at the date of grant using the Black Scholes option pricing model. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Option valuation models require the input of highly subjective assumptions, including the expected life and stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plans
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30		Six Months Ended September 30
	2003	2002	2003	2002	2003	2002	2003	2002
Expected life (years)	4.0	4.0	4.0	3.92	1.3	0.5	1.3	0.5
Volatility	1.00	1.03	1.01	1.03	1.03	1.04	1.03	1.04
Risk-free interest rate	2.5%	2.8%	2.5%	2.8%	1.5%	1.9%	1.5%	1.9%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Weighted average fair value per share	$4.12	$2.80	$3.55	$4.34	$2.09	$2.63	$2.09	$2.63

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss—as reported	$(22,908)	$(72,436)	$(76,300)	$(477,340)
Plus: Reported stock-based compensation	4,793	35,936	17,544	104,680
Less: Fair value stock-based compensation	(78,265)	(138,731)	(206,865)	(208,512)

Net loss—adjusted	$(96,380)	$(175,231)	$(265,621)	$(581,172)

Reported basic and diluted net loss per share	$(0.08)	$(0.24)	$(0.25)	$(1.59)

Adjusted basic and diluted net loss per share	$(0.32)	$(0.58)	$(0.87)	$(1.94)

2. ACQUISITIONS

The Company completed the purchase of assets and license of property associated with IBM’s PowerPRS Switch Fabric product line on September 30, 2003 for $47.8 million in cash.

In connection with this transaction, the Company conducted valuations of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS No. 141, “Business Combinations”, or SFAS 141. The Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the following identified intangible assets: existing technology rights, patents/core technology rights, in-process research and development (“IPR&D”) and backlog. The total purchase price was allocated as follows (in thousands):

Net tangible assets	$315
In-process research and development	5,700
Developed technology	5,500
Backlog	400
Patents/core technology rights	1,700
Purchased inventory fair value adjustment	117
Goodwill	34,056

Total consideration	$47,788

The related purchased IPR&D for the above acquisition represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of the new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Projected operating expenses include cost of goods sold, marketing and selling expenses, general and administrative expenses and research and development expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue. The remaining identified intangibles will be amortized on a straight-line basis over lives ranging from one to eight years.

The purchased inventory fair value adjustment represents the difference between the carrying value of work in process and finished goods inventory and the estimated selling price less costs to sell the related inventory at the date of acquisition.

3. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	September 30, 2003	March 31, 2003
Accounts receivable	$12,585	$6,964
Less: allowance for bad debts	(1,299)	(1,330)

	$11,286	$5,634

Inventories (in thousands):

	September 30, 2003	March 31, 2003
Finished goods	$3,338	$4,455
Work in process	1,790	2,252
Raw materials	230	471

	5,358	7,178
Purchased inventory fair value adjustment	117	—

	$5,475	$7,178

Property and equipment (in thousands):

	September 30, 2003	March 31, 2003
Machinery and equipment	$37,939	$48,772
Leasehold improvements	7,351	8,981
Computers, office furniture and equipment	73,556	72,533
Land	17,280	17,280

	136,126	147,566
Less: accumulated depreciation and amortization	(83,199)	(85,531)

	$52,927	$62,035

Goodwill and other purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	September 30, 2003			March 31, 2003
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,080,741	$(3,974,186)	$106,555	$4,046,685	$(3,974,186)	$72,499
Developed technology and patents	301,600	(281,824)	19,776	294,400	(278,680)	15,720
Backlog	400	—	400	—	—	—

	$4,382,741	$(4,256,010)	$126,731	$4,341,085	$(4,252,866)	$88,219

Upon the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the Company completed the initial goodwill impairment review and recorded a non-cash charge of approximately $102.2 million to reduce the carrying value of goodwill. This charge is reflected as the cumulative effect of an accounting change in the accompanying consolidated statement of operations for the six months ended September 30, 2002. In performing this initial fair value analysis, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, the Company performed an analysis of these assets as required under SFAS 144 and recorded non-cash charges of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These charges are reflected as operating expenses in the consolidated statement of operations for the six months ended September 30, 2002.

The changes in the carrying amount of goodwill for the six months ended September 30, 2003, are as follows (in thousands):

Balance as of March 31,2003	$72,499
Goodwill related to acquisitions (Note 2)	34,056

Balance as of September 30, 2003	$106,555

Other accrued liabilities (in thousands):

	September 30, 2003	March 31, 2003
Accrued warranty and excess purchase commitments	$7,078	$7,078
Current tax liabilities	6,369	6,304
Restructuring liabilities	10,582	3,563
Other	8,160	9,067

	$32,189	$26,012

Other income (expense), net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Recognized impairments on strategic equity investments	$—	$(11,650)	$—	$(11,650)
Gains (losses) on disposals of property and equipment, net	(10)	(1,144)	(10)	(1,270)
Other	—	(17)	—	(21)

	$(10)	$(12,811)	$(10)	$(12,941)

Interest income, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Interest income	$6,865	$10,405	$14,842	$19,945
Net realized gains (losses) from short-term investments	2,069	3,241	5,516	4,598
Interest expense	(5)	(40)	(34)	(84)

	$8,929	$13,606	$20,324	$24,459

Net loss per share:

Shares used in basic net loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net loss per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. The reconciliation of shares used to calculate basic and diluted loss per share consists of the following (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss (numerator):
Loss before cumulative effect of accounting change	$(22,908)	$(72,436)	$(76,300)	$(375,111)
Cumulative effect of accounting change	—	—	—	(102,229)

Net loss	$(22,908)	$(72,436)	$(76,300)	$(477,340)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	305,284	301,528	304,654	301,124
Less: Unvested common shares outstanding	(89)	(827)	(156)	(868)

Shares used in basic and diluted net loss per share computation	305,195	300,701	304,498	300,256

Basic and diluted net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(0.08)	$(0.24)	$(0.25)	$(1.25)
Cumulative effect of accounting change	—	—	—	(0.34)

Basic and diluted net loss per share	$(0.08)	$(0.24)	$(0.25)	$(1.59)

Because the Company incurred losses for the three and six months ended September 30, 2003 and 2002, the effect of dilutive securities totaling 3.8 million and 3.4 million equivalent shares for the three and six months ended September 30, 2003, respectively, and 2.9 million and 3.6 million equivalent shares for the three and six months ended September 30, 2002, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

4. RESTRUCTURING CHARGES

The Company has announced a total of three restructuring programs between July 2001 and April 2003. A summary of each of the separate programs is as follows:

In July 2001, the Company announced the first of its restructuring programs. The July 2001 plan was in response to the sharp downturn in business at the end of the Company’s fiscal 2001 and included reducing the Company’s overall cost structure and aligning manufacturing capacity with the then current demand. The July 2001 restructuring plan resulted in a total of $11.6 million of restructuring costs, which were recognized as operating expenses in the last three quarters of fiscal 2002. The July 2001 restructuring plan was comprised of the following components:

•	Workforce reduction—Approximately 50 employees, or 5% of the workforce was eliminated, which resulted in severance payments of approximately $900,000 for the fiscal year ended March 31, 2002.

•	Consolidation of excess facilities—As a result of the Company’s acquisitions and significant internal growth in fiscal 2001, the Company expanded its number of locations throughout the world. In an effort to improve the efficiency of the workforce and reduce the cost structure, the Company implemented a plan to consolidate its workforce into certain designated facilities. As a result the Company recorded a charge of approximately $2.0 million, which was recognized in the second quarter of fiscal 2002, primarily relating to non-cancelable lease commitments for smaller facilities in the United States.

•	Property and equipment impairments—During fiscal 2000 and 2001, the Company aggressively expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand in fiscal 2002, the Company recorded a charge of approximately $5.6 million in the second quarter of fiscal 2002, for the elimination of excess manufacturing equipment related to older process technologies. These assets were removed from the production floor and disposed of. In addition, the Company recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the closure of certain U.S. facilities.

The Company has completed the restructuring activities contemplated by the July 2001 plan, but has not yet disposed of the surplus leased facilities. As a result of the Company’s July 2001 restructuring activities, the Company realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $2 million of annual savings relating to operating expenses in fiscal 2003.

As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunication equipment market will recover, in July 2002 the Company announced its second workforce reduction and restructuring program. The July 2002 workforce reduction and restructuring program was comprised of the following:

•	Closure of the wafer manufacturing facility—In June 2002, the Company completed its plan to discontinue manufacturing non-communication ICs and close its internal wafer manufacturing facility in San Diego. As a result, the Company recorded a charge of $2.5 million in the first quarter of fiscal 2003. The charge was comprised of severance packages for approximately 70 employees in the manufacturing workforce, which had been notified of the reduction prior to June 30, 2002, and estimated facility restoration costs. This was the only wafer fabrication facility owned by the Company. In the fourth quarter of fiscal 2003, the Company recorded an addition $1.5 million for the closure of the facility due to higher than anticipated restoration and severance costs, and lower values for the semiconductor equipment sold then was originally anticipated.

The Company’s wafer fabrication facility was closed at the end of March 2003 and the facility was exited at the end of June 2003. The Company has largely completed the wafer fabrication facility portion on the July 2002 plan and expects only nominal amounts of additional severance and facility restoration costs to be incurred.

•	Global workforce reduction—In an effort to reduce the Company’s expenses and lower the breakeven point, in July 2002, the Company implemented a workforce reduction plan, which eliminated approximately 165 employees or 25% of the Company’s workforce. The global workforce reduction included the closing of a United States design center and disposal of its related assets, and resulted in a charge of $3.0 million. Payments for the employee severance were made in fiscal 2003; amounts for the facility closure will be paid through the end of the related lease term in fiscal 2004.

The Company has completed the activities contemplated by the global workforce reduction portion of the July 2002 plan, but has not yet disposed of the surplus lease commitments.

As a result of the closure of the Company’s internal wafer manufacturing facility, which was completed at the end of fiscal 2003, the Company expects to realize annual savings totaling approximately $14 million relating to fixed cost of sales overhead in fiscal 2004. As a result of the global workforce reduction undertaken in July 2002, the Company expects to realize $16 million annual savings relating to operating expenses in fiscal 2004.

As the downturn in the telecommunications continued it became evident that further cost reductions were necessary. As a result, the Company announced its third workforce reduction and restructuring program in April of 2003. The April 2003 restructuring program consisted of a workforce reduction, further consolidation of excess facilities and additional fixed asset disposals. In June 2002, the FASB issued SFAS 146 requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, restructuring costs of $23.5 million related to the restructuring plan were recognized in the first quarter of fiscal 2004 and approximately $281,000 was recognized in the fourth quarter of fiscal 2003 for severance packages communicated to employees in March 2003.

•	Workforce reduction—Approximately 185 employees have been eliminated which resulted in a severance charge of approximately $5.7 million, which was substantially paid during the first two quarters of fiscal 2004.

•	Consolidation of excess facilities and other operating leases—As a result of the lower head count resulting from the workforce reduction, the Company was able to exit certain facilities, including its 58,000 square foot building in San Diego and a substantial portion of the Sunnyvale facility. As a result, the Company recorded a charge of $7.2 million representing the estimated discounted cash flow of the lease payments, less the estimated sublease income. These facilities are being actively marketed for a sublease tenant. In addition, as a result of the lower head count resulting from the workforce reduction, the Company disposed of certain software licenses used by the engineering workforce resulting in a charge in the first quarter of $3.4 million, which will be paid over the respective licenses term.

•	Property and equipment impairments—As a result of lower head count and facility closure the company accelerated depreciation and abandoned a substantial amount of leasehold improvements as well as furniture, fixtures and employee workstations. This resulted in a charge of $7.5 million in the first quarter of fiscal 2004 for the abandon assets.

As a result of the Company’s April 2003 restructuring activities, the Company expects to realize approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $36 million of annual savings relating to operating expenses in fiscal 2004.

The following tables provide a detailed activity related to each of our restructuring activities during the six months ended September 30, 2003 (in thousands):

July 2001 Restructuring Program	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2003	$—	$351	$—	$351
Cash payments	—	(126)	—	(126)

Liability, September 30, 2003	$—	$225	$—	$225

July 2002 Restructuring Program
Liability, March 31, 2003	$1,898	$1,033	$—	$2,931
Cash payments	(1,570)	(817)	—	(2,387)

Liability, September 30, 2003	$328	$216	$—	$544

April 2003 Restructuring Program
Liability, March 31, 2003	$281	$—	$—	$281
Charged to expense	5,389	10,580	7,529	23,498
Noncash amounts	—	—	(7,529)	(7,529)
Cash payments	(5,307)	(1,130)	—	(6,437)

Liability, September 30, 2003	$363	$9,450	$—	$9,813

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2003	$2,179	$1,384	$—	$3,563
Charged to expense	5,389	10,580	7,529	23,498
Non-cash amounts	—	—	(7,529)	(7,529)
Cash payments	(6,877)	(2,073)	—	(8,950)

Liability, September 30, 2003	$691	$9,891	$—	$10,582

5. COMPREHENSIVE INCOME OR LOSS

The components of comprehensive income or loss, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(22,908)	$(72,436)	$(76,300)	$(477,340)
Change in net unrealized gain on short-term investments	(9,234)	1,290	(7,106)	3,479
Foreign currency translation adjustment	6	7	39	103

Comprehensive loss	$(32,136)	$(71,139)	$(83,367)	$(473,758)

6. CONTINGENCIES

In April 2001, a series of similar federal complaints were filed against the Company and certain of its executive officers and directors. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleges violations of the Exchange Act and is brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act. Plaintiff seeks monetary damages on behalf of the shareholder class. Discovery in this lawsuit is continuing. Trial is currently scheduled for calendar year 2005.

In May 2001, a series of similar state derivative actions were filed against the Company’s directors and certain executive officers. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of the Company’s financial prospects, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. The plaintiffs seek treble damages from the defendants alleged to have illegally sold stock and damages from all defendants for the other alleged violations of corporate law set forth in the complaint. In February 2002, the board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants filed a motion seeking dismissal of the consolidated action. In June 2003, the court denied defendants’ motion to dismiss. In July 2003, defendants filed a writ petition to the appellate court seeking reversal of the denial of the motion to dismiss, or in the alternative for summary judgment. In October 2003, the appellate court denied the defendants’ writ petition. Discovery in this lawsuit is continuing.

The Company believes that the allegations in these lawsuits are without merit and intend to defend against the lawsuits vigorously. The Company cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on the Company. The Company has notified its insurance carriers of these lawsuits and submitted expenses incurred in defending the lawsuits as claims under the relevant insurance policies.

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

In May 2003, the Company’s wholly owned subsidiary, AMCC Sales Corporation, filed a complaint against Mintera Corporation, a privately held telecommunications equipment supplier, in the Superior Court of California in the County of San Diego. AMCC Sales Corporation v. Mintera Corporation, no. GIC810669. The Company is seeking recovery of amounts owed by Mintera for products supplied to Mintera and seeking a declaration that it has fulfilled its contractual obligations to Mintera pursuant to a development partner agreement. In July 2003, Mintera filed a cross-complaint in which Mintera claims that the Company made misrepresentations in order to induce Mintera to rely on the Company’s promises to release these products to production. The cross-complaint also claims that the Company breached its obligations to Mintera under the development partner agreement. Mintera also alleges in the cross-complaint that as a result of the Company’s alleged misrepresentations and alleged failure to deliver product, Mintera has suffered substantial damages. Mintera has asked for unspecified damages and punitive damages in its cross-complaint. The Company and its subsidiary have filed answers to the cross-complaint denying Mintera’s allegations and claims. Discovery has commenced. The lawsuit has been tendered to the Company’s insurance carriers. Trial in this lawsuit is currently scheduled for May 2004.

In September, 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation case no. 103cv005696. In its complaint, Silvaco claims that the Company misappropriated trade secrets and has engaged in unfair business practices by using software licensed to the Company by Circuit Symantics, Inc. The Company has filed an answer denying Silvaco’s allegations and has filed a motion seeking a stay of the lawsuit against the Company pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco.

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

7. RELATED PARTY TRANSACTIONS

From time to time the Company charters an aircraft for business travel from an aircraft charter company, which manages an aircraft owned by a company that AMCC’s chief executive officer controls. In the six months ended September 30, 2003 and 2002, the Company expensed a total of $200,000 and $400,000, respectively, for such charters. These amounts were within the limits on such expenses approved by the board of directors.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB, issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement improves the accounting for three types of financial instruments that were previously accounted for as equity – mandatorily redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not had a material impact on its operating results or financial position.

In April 2003, FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not currently hold any derivative instruments. The adoption of this statement has not had a material impact on its operating results or financial position.

FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”) in January 2003. This interpretation of Accounting Research Bulletin No. 51 requires the consolidation of certain variable interest entities by the primary beneficiary. FIN 46 is effective immediately for all variable interest entities created after January 31, 2003, and applies in the first interim or annual period occurring subsequent to June 15, 2003 for variable interest entities created prior to February 1, 2003. The adoption of FIN 46 has not had a material effect on its operating results or financial position.

9. SUBSEQUENT EVENTS

On October 28, 2003, the Company completed the acquisition of JNI Corporation, a provider of Fibre Channel hardware and software products that form critical elements of storage area networks. Under the terms of the agreement, AMCC acquired all outstanding shares of JNI Corporation for approximately $196.4 million and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock. In connection with this acquisition, on November 12, 2003, the Company eliminated approximately 10% of the combined companies workforce to achieve some of the cost savings anticipated at the time the merger was announced.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how certain forward-looking statements made by us throughout MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides a general description of our business.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2003 and 2002. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

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

OVERVIEW

We design, develop, manufacture, and market high-performance, high-bandwidth silicon integrated circuits, or ICs, empowering wide area networks. We utilize a combination of digital, mixed-signal and high-frequency analog design expertise coupled with system-level knowledge and multiple silicon process technologies to offer IC products that enable the transport of voice and data over fiber optic networks, as well as chips that send T1 and T3 signals over coaxial cable networks. Our system solution portfolio includes switch fabric, traffic management, network processor, framer/mapper, and physical layer devices that address the high-performance needs of the evolving intelligent optical network. We also supply silicon ICs for the automated test equipment, or ATE, high-speed computing and military markets. In addition, on October 28, 2003, we completed the acquisition of JNI Corporation, a provider of Fibre Channel hardware and software products that form critical elements of storage area networks.

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

Restructuring Charges

Over the last two years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset writedowns, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Prior to 2003, the liability for certain exit costs was recognized on the date that management committed to a plan. In 2003, new accounting guidance was issued requiring us to recognize costs associated with our exit and disposal activities at fair value when a liability is incurred. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities and then estimate the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, or SAB 101. SAB 101 requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors with rights of return is deferred until all return or cancellation privileges lapse. In addition, we record reductions to revenue for estimated allowances such as returns and competitive pricing programs. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing programs. Shipping terms are FOB shipping point. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three and six months ended September 30, 2003 were approximately $25.1 million and $45.6 million, respectively, representing a decrease of 17% and 24% from net revenues of approximately $30.2 million and $60.4 million for the three and six months ended September 30, 2002, respectively. The decline in total net revenues was primarily due to a decrease in non-communications revenues related to the closure of the wafer fabrication facility in March 2003. Non-communications revenues decreased to $3.3 million and $7.8 million for the three and six months ended September 30, 2003, respectively, from $12.0 million and $24.0 million for the three and six months ended September 30, 2002, as a result of greater shipments of last-time-buy orders in fiscal 2003. Revenues from sales of communications products partially offset the decrease in revenues from non-communications products and increased 20% to $21.8 million from $18.2 million for the three months ended September 30, 2003 and 2002, respectively, and increased 5% to $37.9 million from $36.3 million for the six months ended September 30, 2003 and 2002, respectively. We believe this increase in revenues from communications products was due to our customers replenishing inventories of our products after having worked through overstocked inventories of such products that existed throughout much of the past two years.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three or six months ended September 30, 2003 or 2002 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Memec	10%	7%	12%	7%
Mitsui Comtek Corporation	10%	6%	10%	6%
Sanmina-SCI	13%	8%	11%	8%
Harris Corporation	—	27%	—	27%

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in the three or six months ended September 30, 2003 or 2002 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2003	2002	2003	2002
Nortel Networks Corporation	16%	18%	16%	14%
Fujitsu	10%	6%	11%	6%
Harris Corporation	—	27%	—	27%

The decline in revenues attributable to Harris Corporation was due to the fulfillment of certain last-time-buy orders of non-communications products in fiscal 2003.

Revenues based on direct shipments outside the United States of America accounted for 50% and 49% of net revenues for the three and six months ended September 30, 2003, compared to 33% and 36% for the three and six months ended September 30, 2002.

Gross Margin. Gross margin was 62.2% and 57.8% for the three and six months ended September 30, 2003, as compared to 45.4% and 43.4% for the three and six months ended September 30, 2002. The increase was primarily attributable to the reduced fixed cost of manufacturing overhead of approximately $3.5 million quarterly as a result of the permanent closure of our internal wafer fabrication facility in March 2003 and the effects of the workforce reductions taken as a result of our restructuring activities, as well as decreased stock-based compensation charges included in cost of revenues of $0.2 million and $1.4 million for the three and six months ended September 30, 2003, respectively. In addition, during the three months ended September 30, 2003, we sold approximately $1.1 million of inventory which had been previously reserved.

The amortization of purchased intangible assets included in cost of revenues was $1.6 million for each of the three months ended September 30, 2003 and 2002 and $3.1 million for each of the six months ended September 30, 2003 and 2002. We expect amortization expense for purchased intangibles charged to cost of revenues to be $6.8 million, $7.4 million and $4.2 million for the fiscal years ending March 31, 2004, 2005 and 2006, respectively. Future acquisitions of businesses including the acquisition of JNI Corporation may result in substantial additional charges which will impact the gross margin in future periods.

Research and Development. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. R&D expenses decreased 22% to approximately $26.1 million and 20% to approximately $55.2 million for the three and six months ended September 30, 2003, respectively, from approximately $33.4 million and $68.9 million for the three and six months ended September 30, 2002, respectively. The decrease in R&D for the three and six months ended September 30, 2003 was primarily due to lower payroll and related benefits expense of $3.2 million and $6.0 million, respectively, resulting from our workforce reductions and lower software and equipment depreciation costs of $2.7 million and $3.6 million, respectively, resulting from our restructuring initiatives. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications products. Currently, R&D expenses are focused on the development of products for the communications markets, and we expect to continue this focus. We expect R&D expenses in absolute dollars to increase in the third quarter of fiscal 2004 as a result of the acquisition of JNI Corporation on October 28, 2003 and our acquisition of certain assets and licenses from IBM Corporation on September 30, 2003. Future acquisitions of businesses may result in substantial additional on-going costs.

Since the start of fiscal 2002, we invested a total of $197.8 million in the development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single, integrated products, and products to complete our portfolio of communications products. For most products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development. We have not yet generated significant revenues from many of these new products for two additional reasons. First, the dramatic and extended downturn in the telecommunications market has severely impacted our customers and has resulted in significantly less demand for these products than expected when development commenced. Second, we have discontinued development of several new products and slowed down development of other new products as we realized that demand for these products would not materialize as originally anticipated.

Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. SG&A expenses were approximately $11.0 million and $21.4 million for the three and six months ended September 30, 2003, respectively, as compared to approximately $15.0 million and $31.3 million for the three and six months ended September 30, 2002, respectively, representing decreases of 26% and 32%. The decrease in SG&A expenses for the three and six months ended September 30, 2003 was primarily due to the effect of lower payroll and related benefits expense of $2.5 million and $4.8 million, respectively, following workforce reductions as well as lower marketing expenses of $0.3 million and $0.8 million, respectively, and lower legal and professional fees of $1.0 million and $2.1 million, respectively. We expect SG&A expenses in absolute dollars to increase in the third quarter of fiscal 2004 as a result of our acquisition of JNI Corporation on October 28, 2003 and our acquisition of certain assets and licenses from IBM Corporation on September 30, 2003. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation. Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In fiscal 2001, we recorded approximately $438.8 million of deferred compensation in connection with stock options assumed in our purchase acquisitions. Stock-based compensation charges, including amounts charged to cost of revenues, were $4.8 million and $17.5 million for the three and six months ended September 30, 2003, respectively, compared to $35.9 million and $104.7 million for the three and six months ended September 30, 2002, respectively. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $22.8 million in fiscal 2004 and $387,000 in fiscal 2005. These charges could be further reduced as a result of employee turnover. Acquisitions of businesses including the acquisition of JNI Corporation may result in substantial additional on-going costs. Such charges may cause fluctuations in our interim or annual operating results.

Acquired In-process Research and Development. For the three and six months ended September, 2003, we recorded $5.7 million of acquired in-process research and development resulting from the acquisition of assets and licenses associated with IBM’s PowerPRS Switch Fabric product line. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The total IPR&D charge related to five projects which were between 38% and 68% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $5.3 million. The discount rate applied to calculate the IPR&D charge ranged from 20% to 30%. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our interim or annual operating results.

Goodwill and Purchased Intangible Asset Impairment Charges. Upon adoption of SFAS 142 during the first quarter of fiscal 2003, we completed our initial goodwill impairment review. As a result, in the three months ended June 30, 2002 we recorded a $102.2 million non-cash charge for the impairment of goodwill, which is reflected as the cumulative effect of an accounting change. In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, we performed an analysis of these assets as required under SFAS 144 and recorded non-cash charges in the three months ended June 30, 2002 of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These amounts are reflected as components of operating expenses. Throughout fiscal 2003, the estimates of carrier capital equipment spending continued to decline and for much of the year our book value exceeded our market capitalization. To coincide with our annual long range planning process we assess goodwill for impairment annually in the fourth quarter. As a result of a decline in our estimated long-range net revenue, and particularly, the long-range revenue associated with our acquired businesses, we determined that goodwill was further impaired and recorded an additional $186.4 million impairment charge to reduce the carrying value of goodwill, which was also reflected as a component of operating expenses and occurred in the fourth quarter of fiscal 2003.

Restructuring Charges. We have announced a total of three restructuring programs between July 2001 and April 2003. A summary of each of the separate programs is as follows:

In July 2001, we announced the first of our restructuring programs. The July 2001 plan was in response to the sharp downturn in business at the end of our fiscal 2001 and included reducing our overall cost structure and aligning manufacturing capacity with the then current demand. The July 2001 restructuring plan resulted in a total of $11.6 million of restructuring costs, which were recognized as operating expenses in the last three quarters of fiscal 2002. The July 2001 restructuring plan was comprised of the following components:

•	Workforce reduction—Approximately 50 employees, or 5% of the workforce was eliminated, which resulted in severance payments of approximately $900,000 for the fiscal year ended March 31, 2002.

•	Consolidation of excess facilities—As a result of our acquisitions and significant internal growth in fiscal 2001, we expanded the number of our locations throughout the world. In an effort to improve the efficiency of the workforce and reduce the cost structure, we implemented a plan to consolidate our workforce into certain designated facilities. As a result, we recorded a charge of approximately $2.0 million, which was recognized in the second quarter of fiscal 2002, primarily relating to non-cancelable lease commitments for smaller facilities in the United States.

•	Property and equipment impairments—During fiscal 2000 and 2001, we aggressively expanded our manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand in fiscal 2002, we recorded a charge of approximately $5.6 million in the second quarter of fiscal 2002, for the elimination of excess manufacturing equipment related to older process technologies. These assets were removed from the production floor and disposed of. In addition, we recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the closure of certain U.S. facilities.

We have completed the restructuring activities contemplated by the July 2001 plan but have not yet disposed of the surplus leased facilities. As a result of our July 2001 restructuring activities, we realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $2 million of annual savings relating to operating expenses in fiscal 2003.

As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunication equipment market will recover, in July 2002 we announced a second workforce reduction and restructuring program. The July 2002 workforce reduction and restructuring program was comprised of the following:

•	Closure of the wafer manufacturing facility—In June 2002, we completed our plan to discontinue manufacturing non-communication ICs and close our internal wafer manufacturing facility in San Diego. As a result, we recorded a charge of

$2.5 million in the first quarter of fiscal 2003. The charge was comprised of severance packages for approximately 70 employees in the manufacturing workforce, which had been notified of the reduction prior to June 30, 2002, and estimated facility restoration costs. This was the only wafer fabrication facility owned by us. In the fourth quarter of fiscal 2003, we recorded an addition $1.5 million for the closure of the facility due to higher than anticipated restoration and severance costs, and lower values for the semiconductor equipment sold then was originally anticipated.

Our wafer fabrication facility was closed at the end of March 2003 and the facility was exited at the end of June 2003. We have largely completed the wafer fabrication facility portion on the July 2002 plan and expect only nominal amounts of additional severance and facility restoration costs to be incurred. As a result of the closure of our internal wafer manufacturing facility, which was completed at the end of fiscal 2003, we expect to realize annual savings totaling approximately $14 million relating to fixed cost of sales overhead in fiscal 2004.

•	Global workforce reduction—In an effort to reduce our expenses and lower our breakeven point, in July 2002, we implemented a workforce reduction plan, which eliminated approximately 165 employees or 25% of our workforce. The global workforce reduction included the closing of a United States design center and disposal of its related assets, and resulted in a charge of $3.0 million. Payments for the employee severance were made in fiscal 2003; amounts for the facility closure will be paid through the end of the related lease term in fiscal 2004.

We have completed the activities contemplated by the global workforce reduction portion of the July 2002 plan, but have not yet disposed of the surplus lease commitments. As a result of the global workforce reduction we expect to realize $16 million annual savings relating to operating expenses in fiscal 2004.

As the downturn in the telecommunications continued, it became evident that further cost reductions were necessary. As a result, we announced a third workforce reduction and restructuring program in April 2003. The April 2003 restructuring program consisted of a workforce reduction, further consolidation of excess facilities and additional fixed asset disposals. In June 2002, the FASB issued SFAS 146 requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, restructuring costs of $23.5 million related to the restructuring plan were recognized in the first quarter of fiscal 2004 and approximately $281,000 was recognized in the fourth quarter of fiscal 2003 for severance packages communicated to employees in March 2003.

•	Workforce reduction—Approximately 185 employees have been eliminated which resulted in a severance charge of approximately $5.7 million, which was substantially paid during the first two quarters of fiscal 2004.

•	Consolidation of excess facilities and other operating leases—As a result of the lower head count resulting from the workforce reduction, we were able to exit certain facilities, including our 58,000 square foot building in San Diego and a substantial portion of the Sunnyvale facility. As a result, we recorded a charge of $7.2 million representing the estimated discounted cash flow of the lease payments, less the estimated sublease income. These facilities are being actively marketed for a sublease tenant. In addition, as a result of the lower head count resulting from the workforce reduction, we disposed of certain software licenses used by the engineering workforce resulting in a $3.4 million charge in the first quarter of fiscal 2004, which will be paid over the term of the respective licenses.

•	Property and equipment impairments—As a result of lower head count and facility closure, we accelerated depreciation and abandoned a substantial amount of leasehold improvements as well as furniture, fixtures and employee workstations. This resulted in a $7.5 million charge in the first quarter of fiscal 2004 for the abandoned assets.

As a result of our April 2003 restructuring activities, we expect to realize approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $36 million of annual savings relating to operating expenses in fiscal 2004.

Net Interest Income. Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. Net interest income decreased to $8.9 million and $20.3 million for the three and six months ended September 30, 2003, respectively, from $13.6 million and $24.5 million for the three and six months ended September 30, 2002, due to lower interest income as a result of lower yields and cash balances. We expect interest income to decrease modestly in the third quarter of fiscal 2004 as a result of lower cash and short-term investment balances due to the cash paid for the JNI Corporation and the IBM asset acquisitions.

Income Taxes. We recorded no income taxes for the three and six months ended September 30, 2003 and 2002. The difference between our effective tax rate and the federal statutory rate for those periods resulted from the establishment of valuation allowances for the deferred tax assets generated, as it is more likely than not that they will expire unused.

Cumulative Effect of Accounting Change. As a result of our initial goodwill impairment review performed as of April 1, 2002 as required by the adoption of SFAS 142, we recorded a non-cash charge of $102.2 million in the three months ended June 30, 2002.

Financial Condition and Liquidity

As of September 30, 2003, our principal source of liquidity consisted of $955.9 million in cash, cash equivalents and short-term investments. Working capital as of September 30, 2003 was $931.3 million. At the end of September 30, 2003, we had contractual obligations not included on our balance sheet totaling $37.2 million, primarily related to facilities leases and engineering design software tools.

For the six months ended September 30, 2003, we used $21.1 million of cash to fund our operations compared to using $18.0 million for our operations in the six months ended September 30, 2002. Although we had a net loss of $76.3 million for the six months ended September 30, 2003, $38.8 million consisted of non-cash charges such as depreciation, amortization and non-cash restructuring charges. Excluding non-cash charges, operating cash flows for the six months ended September 30, 2003 primarily reflected increases in accounts receivables resulting from higher revenues and accrued liabilities primarily from our restructuring accruals and decreases in other assets and inventories. Operating cash flows for the six months ended September 30, 2002 consists of operating results before non-cash charges due to amortization or impairments of amounts recorded in connection with our purchase acquisitions of $414.3 million and reflects decreases in receivables due to lower revenues, and accounts payable as we cut spending, plus increases in other accrued liabilities related to the restructuring accruals.

We generated $98.5 million of cash from investing activities during the six months ended September 30, 2003, compared to using $192.2 million during the six months ended September 30, 2002. The inflow of cash for the six months ended September 30, 2003 primarily represented our decision to shorten the duration of the investment portfolio as we positioned cash needed for our acquisitions.

Capital expenditures totaled $9.1 million and $3.7 million for the six months ended September 30, 2003 and 2002, respectively. These capital expenditures primarily consisted of purchases of engineering hardware and design software.

We generated $4.7 million of cash for the six months ended September 30, 2003 from financing activities compared to generating $3.7 million for the six months ended September 30, 2002. The major financing source of cash was from the sale of our common stock through the exercise of employee stock options. The major use of cash from financing activities was for the repayment of debt and capital lease obligations.

In October 2002, our board of directors approved a stock repurchase program whereby we are authorized to expend up to $200.0 million to purchase our common stock. Depending on market conditions and other factors, purchases may be made from time to time in the open market and in negotiated transactions, including block transactions, at times and prices considered appropriate by us. Such program may be discontinued at any time. As of September 30, 2003, we had not made any purchases under the program.

On October 28, 2003, we completed the acquisition of JNI Corporation. Under the terms of the agreement we acquired all outstanding shares of JNI Corporation for approximately $196.4 million and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock. Included in the assets acquired was approximately $80 million of cash and investments.

In connection with the acquisition of the assets and licenses from IBM Corporation, we are required to pay $3.0 million for certain assets, including an assembled workforce located in France, after certain local legal requirements are met.

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

The following table summarizes our contractual obligations as of September 30, 2003 (in thousands):

	Notes Payable	Operating Leases	Other Commitments	Total
Six months ended March 31, 2004	$159	$10,943	$3,000	$14,102
Fiscal year 2005	—	12,280	—	12,280
Fiscal year 2006	—	3,906	—	3,906
Fiscal year 2007	—	2,213	—	2,213
Fiscal year 2008	—	1,672	—	1,672
Thereafter	—	3,147	—	3,147

Total	$159	$34,161	$3,000	$37,320

Note:	The table above does not include the cash paid for the JNI Corporation acquisition on October 28, 2003 of approximately $196.4 million.

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment industry, information technology industry and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	the effects of the closure of our internal wafer fabrication facility;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity, purchased parts and raw materials;

•	problems or delays that we may face in shifting our products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	changes in the mix of products that our customers buy;

•	the potential negative effects and ability to reduce costs as planned through our on-going restructuring and cost reduction efforts;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce,qualify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	costs associated with compliance with applicable environmental and other governmental regulations;

•	the effects of changes in accounting standards, including rules regarding the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, litigation judgments or settlements relating to the use or ownership of intellectual property, the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws and various state claims or other claims arising out of our operations;

•	the ability of our customers to obtain components from their other suppliers;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products;

•	the failure of our products to be qualified in our customers’ systems;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test or assembly constraints for our devices, which adversely affects our ability to meet our production obligations;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

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

We derive a majority of our revenues from communications equipment manufacturers. The communications equipment industry has experienced a significant extended downturn and as a result, the financial condition of many telecommunications companies has significantly declined. This downturn has severely affected carrier capital equipment expenditures, which in turn has affected the demand for our products and our revenues and profitability. We cannot predict how long this downturn will last, but as long as it does, our revenues and profitability will continue to be impacted. Our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support constrains our ability to reduce expenses.

We expect revenues that are currently derived from non-communications IC’s will decline in future periods.

We derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets in the past. The majority of these products were manufactured at our internal wafer fabrication facility, which closed in March 2003. Throughout fiscal 2003, we were fulfilling last-time-buy orders for parts manufactured in this facility. As a result of the last-time-buy program, our revenues from sales of our non-communications products decreased to 13% and 17% of net revenues for the three and six months ended September 30, 2003, respectively from 40% of net revenues for both the three and six months ended September 30, 2002. We expect that revenues from our non-communications products will continue to decline materially as we fulfill the last-time-buy orders throughout most of fiscal 2004. We will continue to sell products for these markets for the foreseeable future, but the volumes and revenues are expected to be modest.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record various significant impairment charges against these assets as noted in our financial statements. At September 30, 2003, we have $126.7 million of goodwill and purchased intangible assets. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

Our chief executive officer, current and former chief financial officer and certain of our other executive officers and directors, have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects for the fourth quarter of fiscal 2001. We believe that the claims being brought against us, our officers and directors are without merit, and we intend to engage in a vigorous defense against such claims. If we are not successful in our defense against such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources, which could have an adverse effect on our business.

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

With the completion of our acquisition of JNI Corporation on October 28, 2003, we urge you to carefully consider the following additional risks before deciding to invest in us or to maintain or increase your investment, in addition to the other information contained in this report and in our other filings with the SEC.

Because JNI depends on a small number of OEM and distribution channel customers for a significant portion of its revenues in each period, the loss of any of these customers, the failure to obtain certifications or any cancellation or delay of a large purchase by any of these customers could significantly reduce its net revenues.

Before JNI can sell its products to an OEM, either directly or through the OEM’s associated distribution channel, that OEM must certify its products. The certification process can take up to 12 months. This process requires the commitment of OEM personnel and test equipment, and JNI competes with other suppliers for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect JNI’s ability to sell its products. Because none of JNI’s customers is contractually obligated to purchase any fixed amount of products from JNI in the future, they may stop placing orders with them at any time, regardless of any forecast they may have previously provided. If any of JNI’s large customers stops or delays purchases, their revenues and operating results would be adversely affected. we cannot be certain that JNI will retain its current OEM or distribution channel customers or that JNI will be able to recruit additional or replacement customers. As is common in the technology industry, JNI’s agreements with OEMs and distribution channel customers typically are non-exclusive, contain no minimum purchase requirements and often may be terminated by either party with limited or no notice and without cause. Moreover, many of JNI’s OEM and distribution channel customers utilize or carry competing product lines. If JNI were to suddenly lose one or more important OEM or distribution channel customers to a competitor, its business and our operating results or financial condition could suffer. Some of JNI’s OEM customers could develop products internally that would replace its products. The resulting reduction in sales of JNI’s products to any such OEM customers, in addition to the increased competition presented by these customers, could have a material adverse effect on its business.

If JNI does not develop, market and sell host bus adapters that interoperate with operating systems other than the Sun Solaris operating system, it may not be able to achieve profitability.

JNI has derived a substantial majority of its historical revenues from sales of host bus adapters that include software designed to work with the Sun Microsystems Solaris operating system. To increase JNI’s revenues and grow its business JNI must maintain its leading position in Solaris environments and build market share with its newer products that interoperate with other operating systems. These products have not obtained market penetration comparable to what JNI has achieved in the Solaris environment, and its ability to increase market share is subject to the risks inherent in the commercialization of new products. In particular, competition in the market for non-Solaris Fibre Channel host bus adapters is fierce, and it will be challenging to displace incumbent suppliers such as Emulex and QLogic to expand JNI’s market share. To achieve increased market share, it may be necessary for JNI to reduce its product prices in these new markets. This strategy may not be successful in increasing JNI’s market share, and it could affect pricing in JNI’s existing markets. JNI may not be successful in marketing and selling the new products JNI develops, and we cannot assure you that JNI’s intended customers will purchase its products instead of competing products. JNI’s failure to obtain a significant share of the market for host bus adapters compatible with operating systems other than the Solaris operating system would impair its growth and harm our operating results.

Because a significant portion of JNI’s products are designed to work with servers from Sun Microsystems, its business could suffer if demand for Sun servers does not increase or if it is unable to adapt quickly to changes in the market for such equipment.

JNI’s host bus adapters have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to JNI’s products’ interoperability with the Sun Solaris operating system. If the demand for Sun’s servers, and particularly its high-end servers, does not expand, our revenues and operating results may suffer.

Because a significant portion of JNI’s host bus adapters is integrated with storage devices manufactured by a limited number of storage companies, its future revenue growth depends on its ability to obtain OEM certifications for the new and existing products of these manufacturers and on the increased demand for such products.

We believe that the majority of JNI’s products are used to form connections to storage arrays manufactured by EMC, Hitachi Data Systems, Network Appliance, Storagetek or Sun Microsystems. To a material extent, JNI’s future revenue growth depends upon the continued acceptance of and increased demand for the storage products offered by these vendors. To maintain and expand its position with these vendors, JNI must continue to provide high quality, early-to-market, high performance host bus adapters at competitive prices. Even if JNI is able to meet the demands of these vendors, it is possible that they will develop or acquire products or technologies that make JNI’s products uncompetitive. These vendors may form alliances with other industry participants or competitive suppliers of host bus adapters that could adversely impact the demand for JNI’s products. If JNI is unable to timely obtain OEM certifications for new storage products offered by these vendors, they could make arrangements with competing host bus adapter manufacturers that would make JNI’s products less competitive for both existing and new storage arrays. If JNI is unable to maintain or expand its relationships with EMC, Hitachi Data Systems, Network Appliance, Storagetek or Sun Microsystems, our revenues may suffer.

The long lasting downturn in information technology spending has negatively affected JNI’s revenues and operating results.

Since late 2000, large enterprises throughout the global economy have significantly reduced their spending on information technology products, which has had a continuing negative effect on JNI’s revenues and operating results. We cannot predict the depth or duration of this downturn in spending, and if it grows more severe or continues for a long period of time, our ability to increase or maintain JNI’s revenues and operating results may be impaired. Because we intend to continue to make significant investments in research and development in JNI and to maintain its customer service and support capabilities, any resulting decline in its revenues will have a significant adverse impact on our operating results.

JNI’s operating results may suffer because of increasing competition.

The markets in which JNI compete are intensely competitive. As a result, JNI will face a variety of significant challenges, including rapid technological advances, price erosion, changing customer preferences and evolving industry standards. JNI’s competitors continue to introduce products with improved price/performance characteristics, and JNI will have to do the same to remain competitive. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share, any of which would have a material adverse effect on JNI’s business. We cannot be certain that JNI will be able to compete successfully in the future.

As the Fibre Channel market continues to mature, the commoditization of the Fibre Channel market favors larger organizations such as JNI’s current and potential competitors in the Fibre Channel market, including Emulex, QLogic, Agilent Technologies, Hewlett-Packard and LSI Logic. To the extent that commoditization leads to significant pricing declines, whether initiated by JNI or by an existing or new competitor, JNI will be required to increase its product volumes and reduce its costs of goods sold to avoid resulting pressure on its profitability, and we cannot assure you that JNI will be successful in responding to these competitive pricing pressures. These companies all have substantially greater financial, marketing and distribution resources than we have. JNI’s primary competitors, Emulex and QLogic, have entered the Sun Solaris segment of the Fibre Channel market, which is the primary market for its Fibre Channel products. JNI may also face competition from new entrants to the Fibre Channel market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to its detriment. JNI’s Fibre Channel products may also compete at the end-user level with other current or future technology alternatives. Businesses that implement SANs may select fully-integrated SAN systems that are offered by large product solution companies. Because such systems typically do not interoperate with JNI’s products, customers that invest in these systems will be less likely to purchase its products. Because most of its current products are based on Fibre Channel, unless JNI is able to develop products based on other emerging connectivity technologies, its business could suffer if the market for Fibre Channel products grows more slowly than we anticipate as a result of competition from such technologies. To the extent that JNI develops products based on other standards, such as its InfiniBand products, it will face competition in the markets for such products that may come from larger technology companies such as Emulex, IBM, QLogic and Sun. If JNI is not successful, for competitive or other reasons, in achieving market penetration with its InfiniBand or other potential products, JNI may not be able to recover its investment in pursuing new markets.

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

We are also exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2003, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $723.2 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2003 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2003	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Available-for-sale investments	$765,969	$751,526	$737,130	$723,167	$710,057	$697,777	$686,610

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In April 2001, a series of similar federal complaints were filed against the Company and certain of its executive officers and directors. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In November 2001, the court appointed the lead plaintiff and lead plaintiff’s counsel in the consolidated proceeding, and plaintiff filed a consolidated federal complaint in January 2002. The consolidated federal complaint alleges violations of the Exchange Act and is brought as a purported shareholder class action under Sections 10(b), 20(a) and 20A of the Exchange Act and Rule 10b-5 under the Exchange Act. Plaintiff seeks monetary damages on behalf of the shareholder class. Discovery in this lawsuit is continuing. Trial is currently scheduled for calendar year 2005.

In May 2001, a series of similar state derivative actions were filed against the Company’s directors and certain executive officers. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, No. JCCP No. 4193. In November 2001, the court appointed liaison plaintiffs’ counsel in the coordinated proceeding, and plaintiffs filed a consolidated state complaint in December 2001. The consolidated state complaint alleges overstatement of the Company’s financial prospects, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. The plaintiffs seek treble damages from the defendants alleged to have illegally sold stock and damages from all defendants for the other alleged violations of corporate law set forth in the complaint. In February 2002, the board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants filed a motion seeking dismissal of the consolidated action. In June 2003, the court denied defendants’ motion to dismiss. In July 2003, defendants filed a writ petition to the appellate court seeking reversal of the denial of the motion to dismiss, or in the alternative for summary judgment. In October 2003, the appellate court denied the defendants’ writ petition. Discovery in this lawsuit is continuing.

The Company believes that the allegations in these lawsuits are without merit and intend to defend against the lawsuits vigorously. The Company cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on the Company. The Company has notified its insurance carriers of these lawsuits and submitted expenses incurred in defending the lawsuits as claims under the relevant insurance policies.

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

In May 2003, the Company’s wholly owned subsidiary, AMCC Sales Corporation, filed a complaint against Mintera Corporation, a privately held telecommunications equipment supplier, in the Superior Court of California in the County of San Diego. AMCC Sales Corporation v. Mintera Corporation, no. GIC810669. The Company is seeking recovery of amounts owed by Mintera for products supplied to Mintera and seeking a declaration that it has fulfilled its contractual obligations to Mintera pursuant to a development partner agreement. In July 2003, Mintera filed a cross-complaint in which Mintera claims that the Company made misrepresentations in order to induce Mintera to rely on the Company’s promises to release these products to production. The cross-complaint also claims that the Company breached its obligations to Mintera under the development partner agreement. Mintera also alleges in the cross-complaint that as a result of the Company’s alleged misrepresentations and alleged failure to deliver product, Mintera has suffered substantial damages. Mintera has asked for unspecified damages and punitive damages in its cross-complaint. The Company and its subsidiary have filed answers to the cross-complaint denying Mintera’s allegations and claims. Discovery has commenced. The lawsuit has been tendered to the Company’s insurance carriers. Trial in this lawsuit is currently scheduled for May 14, 2004.

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation case no. 103cv005696. In its complaint, Silvaco claims that the Company misappropriated trade secrets and has engaged in unfair business practices by using software licensed to the Company by Circuit Symantics, Inc. (“Circuit Symantics”). The Company has filed an answer denying Silvaco’s allegations and has filed a motion seeking a stay of the lawsuit against the Company pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The motion is expected to be decided in December 2003.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on August 27, 2003. Of the 304,362,306 shares of our common stock that could be voted at the annual meeting, 268,812,615 shares, or 88%, were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

(a) Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld
Cesar Cesaratto	258,296,923	10,515,691
Franklin P. Johnson, Jr.	255,807,841	13,004,773
Kevin N. Kalkhoven	196,835,267	71,977,347
L. Wayne Price	255,866,649	12,945,965
David M. Rickey	262,188,744	6,623,870
Roger A. Smullen, Sr.	265,574,676	3,237,938
Douglas C. Spreng	264,972,637	3,839,977
Arthur B. Stabenow	255,731,380	13,081,234
Harvey P. White	257,096,022	11,716,592

(b) Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2004:

For	Against	Abstain
252,261,074	14,954,827	1,596,713

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10.41*	Asset Purchase Agreement dated as of September 28, 2003 (the “Asset Purchase Agreement”) between the Company and International Business Machines Corporation (“IBM”).

10.42*	Patent License Agreement dated as of September 28, 2003 (the “Patent License Agreement”) between IBM and the Company

10.43*	Intellectual Property Agreement dated as of September 28, 2003 (the “Intellectual Property Agreement”) between IBM and the Company

*The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.

(b) REPORTS ON FORM 8-K

We filed the following current reports on Form 8-K with the SEC during the three months ended September 30, 2003:

1)	On July 15, 2003, we furnished the press release of our financial results for the quarter ended June 30, 2003.

2)	On August 28, 2003, we announced the execution of a definitive agreement to acquire JNI Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2003

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ STEPHEN M. SMITH
Stephen M. Smith
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)