Form 10-Q
period 2003-12-31
APPLIED MICRO CIRCUITS CORP
filed 2004-02-13
CIK 711065

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2003

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

Yes ☒ No ☐

As of February 6, 2004, 310,741,227 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2003	March 31, 2003
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$158,581	$150,556
Short-term investments-available-for-sale	687,113	885,584
Accounts receivable	19,526	5,634
Inventories	7,890	7,178
Other current assets	18,452	23,623

Total current assets	891,562	1,072,575
Property and equipment, net	39,593	62,035
Goodwill and purchased intangibles, net	245,012	88,219
Other assets	2,206	759

Total assets	$1,178,373	$1,223,588

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,239	$12,689
Accrued payroll and related expenses	9,336	7,760
Other accrued liabilities	47,630	26,012
Deferred revenue	3,564	3,674
Current portion of long-term debt and capital lease obligations	265	1,265

Total current liabilities	78,034	51,400
Long-term debt & capital lease obligations	103	—
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 630,000 at December 31, 2003
Issued and outstanding shares - 307,457 at December 31, 2003 (unaudited) and 303,751 at March 31, 2003	3,075	3,038
Additional paid-in capital	5,921,887	5,908,063
Deferred compensation, net	(5,131)	(30,406)
Accumulated other comprehensive income or loss	452	8,800
Accumulated deficit	(4,820,047)	(4,717,307)

Total stockholders’ equity	1,100,236	1,172,188

Total liabilities and stockholders’ equity	$1,178,373	$1,223,588

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2003	2002	2003	2002
Net revenues	$38,189	$21,114	$83,823	$81,488
Cost of revenues (1)	17,471	14,327	36,739	48,469

Gross profit	20,718	6,787	47,084	33,019
Operating expenses:
Research and development	30,052	32,040	85,280	100,978
Selling, general and administrative	13,493	14,467	34,892	45,782
Stock-based compensation:
Research and development	2,142	10,467	14,846	62,557
Selling, general and administrative	375	4,286	4,826	55,020
Acquired in-process research and development	16,100	—	21,800	—
Purchased intangible asset impairment charges	—	—	—	204,284
Amortization of purchased intangibles	689	—	689	—
Restructuring charges	(200)	—	23,298	5,500

Total operating expenses	62,651	61,260	185,631	474,121

Operating loss	(41,933)	(54,473)	(138,547)	(441,102)
Other income (expense), net	8,413	3,657	8,403	(9,263)
Interest income, net	7,080	11,757	27,404	36,195

Loss before income taxes and cumulative effect of accounting change	(26,440)	(39,059)	(102,740)	(414,170)
Income tax expense (benefit)	—	—	—	—

Loss before cumulative effect of accounting change	(26,440)	(39,059)	(102,740)	(414,170)
Cumulative effect of accounting change	—	—	—	(102,229)

Net loss	$(26,440)	$(39,059)	$(102,740)	$(516,399)

Basic and diluted net loss per share:
Loss per share before cumulative effect of accounting change	$(0.09)	$(0.13)	$(0.34)	$(1.38)
Cumulative effect of accounting change	—	—	—	(0.34)

Net loss per share	$(0.09)	$(0.13)	$(0.34)	$(1.72)

Shares used in calculating basic and diluted net loss per share	306,823	301,622	305,273	300,711

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$153	$400	$542	$2,256
Amortization of developed technology	2,701	1,572	5,844	4,715
Amortization of purchased inventory fair value adjustment	475	—	475	—

	$3,329	$1,972	$6,861	$6,971

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended December 31,
	2003	2002
Operating activities:
Net loss	$(102,740)	$(516,399)
Adjustments to reconcile net loss to net cash used for operating activities
Cumulative effect of accounting change	—	102,229
Depreciation and amortization	16,136	24,504
Amortization of purchased intangibles	6,533	4,715
Acquired in-process research and development	21,800	—
Purchased intangible asset impairment charges	—	204,284
Stock-based compensation expense	20,214	119,833
Non-cash restructuring charges	6,610	45
Net loss on strategic equity investments	(862)	11,650
Gain on disposals of property	(7,541)	(2,387)
Changes in operating assets and liabilities:
Accounts receivables	(11,161)	7,036
Inventories	3,233	6,723
Other assets	7,755	1,569
Accounts payable	(1,431)	(3,974)
Accrued payroll and other accrued liabilities	3,434	7,888
Deferred revenue	(698)	833

Net cash used for operating activities	(38,718)	(31,451)

Investing activities:
Proceeds from sales and maturities of short-term investments	4,403,581	2,994,234
Purchases of short-term investments	(4,213,579)	(3,179,302)
Repayments on notes receivable from employees	61	(13)
Purchase of property, equipment and other assets	(11,222)	(4,181)
Proceeds from the sale of strategic equity investments	1,760	—
Proceeds from sale of real estate	24,881	16,432
Net cash paid for acquisitions	(167,869)	—

Net cash provided by (used for) investing activities	37,613	(172,830)

Financing activities:
Proceeds from issuance of common stock	10,314	4,747
Repayment of note receivable from stockholder	—	47
Payments on capital lease obligations	(763)	(319)
Payments on long-term debt	(542)	(531)
Other	121	(68)

Net cash provided by financing activities	9,130	3,876

Net increase (decrease) in cash and cash equivalents	8,025	(200,405)
Cash and cash equivalents at beginning of period	150,556	335,592

Cash and cash equivalents at end of period	$158,581	$135,187

Supplementary cash flow disclosure:
Cash paid for:
Interest	$45	$110

Income taxes	$144	$335

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. These estimates include, among others, assessing the collectibility of accounts receivable, inventory valuation, costs of future product returns under warranty, the valuation of restructuring liabilities, the valuation of deferred income taxes, and the fair value and useful lives of intangible assets. Actual results could differ from those estimates.

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

Pro forma information regarding net loss and net loss per share is required and has been determined as if the Company had accounted for its stock-based awards under the fair value method, instead of the guidelines provided by APB 25. The fair value of the awards was estimated at the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of highly subjective assumptions, including the expected life and stock price volatility. Changes in the subjective input assumptions can materially affect the fair value estimate.

The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows (in thousands, except per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net loss—as reported	$(26,440)	$(39,059)	$(102,740)	$(516,399)
Plus: Reported stock-based compensation	2,670	15,153	20,214	119,833
Less: Fair value stock-based compensation	(76,328)	(115,029)	(283,193)	(323,541)

Net loss—pro forma	$(100,098)	$(138,935)	$(365,719)	$(720,107)

Reported basic and diluted net loss per share	$(0.09)	$(0.13)	$(0.34)	$(1.72)

Pro forma basic and diluted net loss per share	$(0.33)	$(0.46)	$(1.20)	$(2.39)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Expected life (years)	4.0	4.0	4.0	3.93	1.46	0.5	1.24	0.5
Volatility	.98	1.02	1.00	1.03	1.03	1.03	1.03	1.04
Risk-free interest rate	2.5%	2.8%	2.5%	2.8%	1.5%	1.5%	1.5%	1.9%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Weighted average fair value per share	$3.92	$2.72	$3.66	$4.18	$2.37	$2.01	$2.19	$2.63

2. ACQUISITIONS

The Company completed two acquisitions during the nine months ended December 31, 2003 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of each business acquired from the date of acquisition. Details of the acquired business are as follows:

JNI Corporation – On October 28, 2003, the Company completed the acquisition of JNI Corporation, a provider of Fibre Channel hardware and software products that form critical elements of storage area networks. AMCC acquired all outstanding shares of JNI Corporation for approximately $196.4 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock.

IBM Power PRS Switch Fabric product line – On September 30, 2003, the Company purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line (“PRS business”) for $47.8 million in cash.

In connection with these transactions, the Company conducted valuations of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS No. 141, “Business Combinations”, or SFAS 141. In accordance with SFAS 141, the Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the identifiable intangible assets. The purchase price in each transaction was allocated as follows (in thousands):

	JNI	PRS business	Total
Net tangible assets	$74,672	$315	$74,987
In-process research and development	16,100	5,700	21,800
Developed technology	25,600	5,500	31,100
Backlog/customer relationships	1,000	400	1,400
Patents/core technology rights/tradename	7,800	1,700	9,500
Purchased inventory fair value adjustment	1,262	117	1,379
Goodwill	87,270	34,056	121,326

Total consideration	$213,704	$47,788	$261,492

The total consideration issued in the acquisitions is as follows (in thousands):

	JNI	PRS business	Total
Cash paid and merger fees	$200,939	$47,788	$248,727
Value of assumed options	12,765	—	12,765

Total consideration	$213,704	$47,788	$261,492

The related purchased IPR&D for the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Estimated operating expenses included cost of goods sold, marketing and selling expenses, general and administrative expenses and research and development expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

The purchased inventory fair value adjustment represents the difference between the carrying value of work in process and finished goods inventory and the estimated selling price less costs to sell the related inventory at the date of acquisition.

3. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	December 31, 2003	March 31, 2003
Accounts receivable	$21,217	$6,964
Less: allowance for bad debts	(1,691)	(1,330)

	$19,526	$5,634

Inventories (in thousands):

	December 31, 2003	March 31, 2003
Finished goods	$3,733	$4,455
Work in process	2,251	2,252
Raw materials	1,002	471

	6,986	7,178
Purchased inventory fair value adjustment	904	—

	$7,890	$7,178

Property and equipment (in thousands):

	December 31, 2003	March 31, 2003
Machinery and equipment	$44,075	$48,772
Leasehold improvements	8,636	8,981
Computers, office furniture and equipment	95,486	72,533
Land	—	17,280

	148,197	147,566
Less: accumulated depreciation and amortization	(108,604)	(85,531)

	$39,593	$62,035

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	December 31, 2003			March 31, 2003
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,190,911	$(3,997,086)	$193,825	$4,046,685	$(3,974,186)	$72,499
Developed technology and patents	333,900	(284,716)	49,184	294,400	(278,680)	15,720
Customer relationships / backlog	1,400	(436)	964	—	—	—
Tradename	1,100	(61)	1,039	—	—	—

	$4,527,311	$(4,282,299)	$245,012	$4,341,085	$(4,252,866)	$88,219

The estimated future amortization expense of purchased intangible assets as of December 31, 2003 is as follows (in thousands):

Three months ending March 31, 2004	$3,534
Fiscal year 2005	14,095
Fiscal year 2006	10,893
Fiscal year 2007	7,597
Fiscal year 2008	7,383
Thereafter	7,685

Total	$51,187

The changes in the carrying amount of goodwill for the nine months ended December 31, 2003, are as follows (in thousands):

Balance as of March 31, 2003	$72,499
Goodwill related to acquisitions (Note 2)	121,326

Balance as of December 31, 2003	$193,825

Upon the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the Company completed the initial goodwill impairment review and recorded a non-cash charge of approximately $102.2 million to reduce the carrying value of goodwill. This charge is reflected as the cumulative effect of an accounting change in the accompanying consolidated statement of operations for the nine months ended December 31, 2002. In performing this initial fair value analysis, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, the Company performed an analysis of these assets as required under SFAS 144 and recorded non-cash charges of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These charges are reflected as operating expenses in the consolidated statement of operations for the nine months ended December 31, 2002. As a result of a decline in the Company’s estimated long-range net revenue, and particularly, the long-range revenue associated with the acquired businesses, the Company determined that goodwill was further impaired and recorded an additional $186.4 million impairment charge to reduce the carrying value of goodwill, which was reflected as a component of operating expenses and occurred in the fourth quarter of fiscal 2003.

Other accrued liabilities (in thousands):

	December 31, 2003	March 31, 2003
Accrued warranty and excess purchase commitments	$6,599	$7,078
Current tax liabilities	7,195	6,304
Restructuring liabilities	9,061	3,563
Excess lease liability	11,393	—
Other	13,382	9,067

	$47,630	$26,012

Other income (expense), net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Gain on strategic equity investments	$862	$—	$862	$—
Recognized impairments on strategic equity investments	—	—	—	(11,650)
Net gains (losses) on disposals of property and equipment	7,551	3,657	7,541	2,387

	$8,413	$3,657	$8,403	$(9,263)

Interest income, net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Interest income	$6,601	$10,131	$21,443	$30,032
Net realized gains (losses) from short-term investments	499	1,652	6,015	6,249
Interest expense	(20)	(26)	(54)	(86)

	$7,080	$11,757	$27,404	$36,195

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net loss (numerator):
Loss before cumulative effect of accounting change	$(26,440)	$(39,059)	$(102,740)	$(414,170)
Cumulative effect of accounting change	—	—	—	(102,229)

Net loss	$(26,440)	$(39,059)	$(102,740)	$(516,399)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	306,843	302,153	305,383	301,466
Less: Unvested common shares outstanding	(20)	(531)	(110)	(755)

Shares used in basic and diluted net loss per share computation	306,823	301,622	305,273	300,711

Basic and diluted net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(0.09)	$(0.13)	$(0.34)	$(1.38)
Cumulative effect of accounting change	—	—	—	(0.34)

Basic and diluted net loss per share	$(0.09)	$(0.13)	$(0.34)	$(1.72)

Because the Company incurred losses for the three and nine months ended December 31, 2003 and 2002, the effect of dilutive securities totaling 4.9 million and 3.9 million equivalent shares for the three and nine months ended December 31, 2003, respectively, and 2.2 million and 3.1 million equivalent shares for the three and nine months ended December 31, 2002, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

4. RESTRUCTURING CHARGES

In July 2001, the Company announced the first of its restructuring programs. The July 2001 restructuring plan was in response to the sharp downturn in business at the end of the Company’s fiscal 2001 and included reducing the Company’s overall cost structure and aligning manufacturing capacity with the then current demand. The July 2001 restructuring plan resulted in a total of $11.6 million of restructuring costs, which were recognized as operating expenses in the last three quarters of fiscal 2002. The July 2001 restructuring plan was comprised of the following components:

•	Workforce reduction—Approximately 50 employees, or 5% of the workforce was eliminated, which resulted in severance payments of approximately $900,000 in the fiscal year ended March 31, 2002.

•	Consolidation of excess facilities—As a result of the Company’s acquisitions and significant internal growth in fiscal 2001, the Company expanded its number of locations throughout the world. In an effort to improve the efficiency of the workforce and reduce the cost structure, the Company implemented a plan to consolidate its workforce into certain designated facilities. As a result, the Company recorded a charge of approximately $2.0 million, which was recognized in the second quarter of fiscal 2002, primarily relating to non-cancelable lease commitments for smaller facilities in the United States.

•	Property and equipment impairments—During fiscal 2000 and 2001, the Company aggressively expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand at the end of fiscal 2001, the Company recorded a charge of approximately $5.6 million in the second quarter of fiscal 2002, for the elimination of excess manufacturing equipment related to older process technologies. These assets were removed from the production floor and disposed of. In addition, the Company recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the closure of certain U.S. facilities.

The Company has completed the restructuring activities contemplated by the July 2001 restructuring plan, but has not yet disposed of the surplus leased facilities. As a result of the Company’s July 2001 restructuring activities, the Company realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $2 million of annual savings relating to operating expenses.

As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunication equipment market would recover, in July 2002 the Company announced its second workforce reduction and restructuring program. The July 2002 workforce reduction and restructuring program was comprised of the following:

•	Closure of the wafer manufacturing facility—In June 2002, the Company completed its plan to discontinue manufacturing non-communication ICs and close its internal wafer manufacturing facility in San Diego. As a result, the Company recorded a total charge of $4.0 million in fiscal 2003. The charge was comprised of severance packages for approximately 70 employees in the manufacturing workforce and estimated facility restoration costs. This was the only wafer fabrication facility owned by the Company.

The Company’s wafer manufacturing facility was closed at the end of March 2003 and the facility was exited at the end of June 2003. During the third quarter of fiscal 2004, the Company completed the activities contemplated by the plan. As a result, the Company recorded an adjustment to the restructuring liability for the excess accrued severance and facilities restoration costs, and recognized a restructuring benefit of approximately $537,000. The Company does not expect any future charges or benefits related to the closure of the wafer manufacturing facility.

•	Global workforce reduction—In an effort to reduce the Company’s expenses in July 2002, the Company implemented a workforce reduction plan, which eliminated approximately 165 employees or 25% of the Company’s workforce. The global workforce reduction included the closing of a United States design center and disposal of its related assets and resulted in a charge of $3.0 million. Payments for the employee severance were made in fiscal 2003; amounts for the facility closure were paid through the end of the related lease term in fiscal 2004.

The Company has completed the activities contemplated by the global workforce reduction portion of the July 2002 plan, and no further payments or expenses are anticipated under this program.

As a result of the closure of the Company’s internal wafer manufacturing facility, the Company expects to realize annual savings totaling approximately $14 million relating to fixed cost of sales overhead in fiscal 2004. As a result of the global workforce reduction undertaken in July 2002, the Company expects to realize $16 million annual savings relating to operating expenses in fiscal 2004. To date the Company believes it is on track to achieve such savings.

As the downturn in the telecommunications industry continued, it became evident that further cost reductions were necessary. In April 2003, the Company announced its third workforce reduction and restructuring program. The April 2003 restructuring program consisted of a workforce reduction, further consolidation of excess facilities and additional fixed asset disposals. In June 2002, the FASB issued SFAS 146 requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, restructuring costs of $23.5 million related to the restructuring plan were recognized in the first quarter of fiscal 2004 and approximately $281,000 was recognized in the fourth quarter of fiscal 2003 for severance packages communicated to employees in March 2003. The April 2003 workforce reduction and restructuring program was comprised of the following:

•	Workforce reduction—Approximately 185 employees have been eliminated, resulting in a severance charge of approximately $5.7 million, which was substantially paid during the first two quarters of fiscal 2004.

•

Consolidation of excess facilities and other operating leases—As a result of the lower head count resulting from the workforce reduction, the Company was able to exit certain facilities, including a 58,000 square foot building in San Diego and a substantial portion of the Sunnyvale facility. The Company recorded a charge of $7.2 million representing the estimated discounted cash flow of the lease payments, less the estimated sublease income. In addition, as a result of the lower head count resulting from the workforce reduction, the Company disposed of certain software licenses used by the engineering workforce resulting in a charge in the first quarter of $3.4 million, which will be paid over the respective licenses term.

•	Property and equipment impairments—As a result of lower head count and facility closure the Company accelerated depreciation and abandoned a substantial amount of leasehold improvements as well as furniture, fixtures and employee workstations. This resulted in a charge of $7.5 million in the first quarter of fiscal 2004 for the abandoned assets.

As a result of the Company’s April 2003 restructuring activities, the Company anticipated it would realize approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $36 million of annual savings relating to operating expenses in fiscal 2004. However, in November 2003 the Company elected to reoccupy a portion of the 58,000 square foot building in San Diego. This decision was based on the acquisition of JNI Corporation and the need to integrate the operations of the two companies in order to achieve the planned cost savings. As a result of this decision to reoccupy the San Diego building, the Company reversed a portion of the prior accrual for the excess lease commitment and reinstated the book value of the leasehold improvements, which were previously abandoned. The Company recorded a net restructuring benefit of approximately $2.9 million related to this activity. In addition, the Company recorded an adjustment to the amount of accrued severance of approximately $200,000 because it overestimated the amount of severance that would be paid.

In November 2003, the Company implemented a fourth workforce reduction and restructuring. The November 2003 workforce reduction was implemented as a means to achieve certain cost savings anticipated in connection with the fiscal 2004 acquisitions. The restructuring consisted of the elimination of approximately 50 employees and the abandonment of certain leased property. As a result of the November restructuring, the Company recorded a charge of approximately $2.8 million, consisting of $1.2 million for employee severance and $1.6 million for excess facilities costs. The amount for employee severance will be substantially paid by the end of fiscal 2004 and the amounts to be paid for the excess lease commitments will be paid over the remaining lease term ending in October 2005. The Company estimates that it will achieve annual operating expense savings of approximately $7 million.

The following tables provide a detailed activity related to each of our restructuring activities during the nine months ended December 31, 2003 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
July 2001 Restructuring Program
Liability, March 31, 2003	$—	$351	$—	$351
Cash payments	—	(203)	—	(203)

Liability, December 31, 2003	$—	$148	$—	$148

July 2002 Restructuring Program
Liability, March 31, 2003	$1,898	$1,033	$—	$2,931
Cash payments	(1,570)	(824)	—	(2,394)
Adjustments	(328)	(209)	—	(537)

Liability, December 31, 2003	$—	$—	$—	$—

April 2003 Restructuring Program
Liability, March 31, 2003	$281	$—	$—	$281
Charged to expense	5,389	10,580	7,529	23,498
Noncash amounts	—	—	(6,610)	(6,610)
Cash payments	(5,350)	(2,394)	—	(7,744)
Adjustments	(200)	(1,298)	(919)	(2,417)

Liability, December 31, 2003	$120	$6,888	$—	$7,008

November 2003 Restructuring Program
Liability, March 31, 2003	$—	$—	$—	$—
Charged to expense	1,150	1,604	—	2,754
Noncash amounts	—	—	—	—
Cash payments	(834)	(15)	—	(849)

Liability, December 31, 2003	$316	$1,589	$—	$1,905

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2003	$2,179	$1,384	$—	$3,563
Charged to expense	6,539	12,184	7,529	26,252
Non-cash amounts	—	—	(6,610)	(6,610)
Cash payments	(7,754)	(3,436)	—	(11,190)
Adjustments	(528)	(1,507)	(919)	(2,954)

Liability, December 31, 2003	$436	$8,625	$—	$9,061

5. COMPREHENSIVE INCOME OR LOSS

The components of comprehensive income or loss, net of tax, are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Net loss	$(26,440)	$(39,059)	$(102,740)	$(516,399)
Change in net unrealized gain on short-term investments	(1,363)	210	(8,469)	3,689
Foreign currency translation adjustment	82	(174)	121	(71)

Comprehensive loss	$(27,721)	$(39,023)	$(111,088)	$(512,781)

6. CONTINGENCIES

In April 2001, a series of similar federal complaints were filed against the Company and certain of its executive officers and directors. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In January 2002, the court appointed lead plaintiff filed a consolidated federal complaint. The consolidated federal complaint alleges violations of the Exchange Act and is brought as a shareholder class action under Sections 10(b), 20(a), 20A and Rule 10b-5 under the Securities Exchange Act of 1934. Plaintiff seeks monetary damages on behalf of the shareholder class. Discovery in this lawsuit is continuing. Trial is currently scheduled for calendar year 2005.

In May 2001, a series of similar state derivative actions were filed against the Company’s directors and certain executive officers. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, Case No. JCCP No. 4193. In December 2001, the court appointed plaintiffs filed a consolidated state complaint that alleges overstatement of the Company’s financial prospects, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. The plaintiffs seek treble damages from the defendants alleged to have illegally sold stock and damages from all defendants for the other alleged violations of corporate law set forth in the complaint. In February 2002, the board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants filed a motion seeking dismissal of the consolidated action. In June 2003, the court denied defendants’ motion to dismiss. In November 2003, counsel for the special litigation committee filed a motion to bifurcate trial of this matter, seeking an order that trial regarding whether the matter should be dismissed due to the special litigation committee’s recommendations take place prior to trial regarding the underlying claims. The motion was granted in January 2004. Discovery in this lawsuit is continuing.

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

Since 1993, the Company has been named as a potentially responsible party, or PRP, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical site, for which the Company has accrued approximately $100,000. In September 2000, the Company entered into a consent decree with the Environmental Protection Agency, pursuant to which the Company agreed to fund its proportionate share of the initial remediation efforts at the Omega Chemical site.

In May 2003, the Company’s wholly owned subsidiary, AMCC Sales Corporation, filed a complaint against Mintera Corporation, a privately held telecommunications equipment supplier, in the Superior Court of California in the County of San Diego. AMCC Sales Corporation v. Mintera Corporation, Case No. GIC810669. The Company is seeking recovery of amounts owed by Mintera for products supplied to Mintera and seeking a declaration that it has fulfilled its contractual obligations to Mintera pursuant to a development partner agreement. In July 2003, Mintera filed a cross-complaint in which Mintera claims that the Company made misrepresentations in order to induce Mintera to rely on the Company’s promises to release these products to production. The cross-complaint also claims that the Company breached its obligations to Mintera under the development partner agreement. Mintera also alleges in the cross-complaint that as a result of the Company’s alleged misrepresentations and alleged failure to deliver conforming product, Mintera has suffered substantial damages. Mintera has asked for unspecified damages and punitive damages in its cross-complaint. The Company and its subsidiary have filed answers to the cross-complaint denying Mintera’s allegations and claims. In November 2003, Mintera filed an amended cross-complaint, adding claims for unfair competition and a preliminary injunction compelling the Company to sell certain products to Mintera. Mintera also filed a motion for a preliminary injunction seeking an order mandating the sale of certain products to Mintera. Mintera’s motion for a preliminary injunction was denied in January 2004. Discovery in this lawsuit has commenced. The lawsuit has been tendered to the Company’s insurance carriers. Trial in this lawsuit is currently scheduled for May 2004.

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation Case No. 103cv005696. In its complaint, Silvaco claims that the Company misappropriated trade secrets and has engaged in unfair business practices by using software licensed to the Company by Circuit Symantics, Inc. The Company has filed an answer denying Silvaco’s allegations and has filed a motion seeking a stay of the lawsuit against the Company pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The motion has been granted and the arbitration is expected to take place in the first quarter of fiscal 2005.

Several litigation matters are currently pending involving JNI Corporation (“JNI”), which became a wholly-owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S District Court for the Southern District of California. Osher v. JNI, lead Case No. 01 cv 0557 J (NLS). The first consolidated and amended complaint alleged that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about its business and operating results in violation of the Securities Exchange Act, and also included allegations that defendants made false statements in its secondary public offering of common stock in October 2000. In April 2002, JNI filed a motion to dismiss and a motion to strike the first consolidated and amended complaint. In March 2003, the Court granted with leave to amend JNI’s motion to dismiss. In May 2003, plaintiffs filed a second amended consolidated complaint. In June 2003, JNI filed a motion to dismiss and a motion to strike the second amended consolidated complaint. The Court granted that motion to dismiss on August 25, 2003, and indicated it would only allow the plaintiffs one more opportunity to attempt to plead a valid complaint. Plaintiffs filed a third amended and consolidated complaint in October 2003. JNI filed a motion to dismiss that complaint in December 2003. Plaintiffs filed an opposition in January 2004. JNI’s reply brief is due on February 13, 2004. The Court will then take the matter under submission and rule on it in due course.

In October 2001, a stockholder derivative suit was filed against JNI and certain of its former officers and directors in the San Diego County Superior Court, Case No. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The Court has sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the plaintiff in June 2002. However, in May 2002, another plaintiff, Sik-Lin Huang, filed a motion to intervene in the case. In June 2002, the Court granted Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, the board of directors of JNI appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the litigation. In February 2003, counsel for the special litigation committee filed a motion to dismiss the action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal.

In May 2002, following JNI’s announcement that it would restate its financial statements, a stockholder derivative suit was filed against JNI and certain of its officers and directors in the San Diego County Superior Court, Case No. GIC 789481. The complaint repeated the allegations of the derivative lawsuit filed by Grosset, and added allegations that the defendants caused or allowed JNI to falsely report its results for the fourth quarter of fiscal 2001. The special litigation committee, appointed in September 2002, investigated the allegations in this case as well. In February 2003, the special litigation committee issued a report of its investigation which concluded that it was not in the best interests of JNI to pursue this action. In February 2003, counsel for the special litigation committee filed a motion to dismiss this action. In November 2003, the court dismissed the matter with prejudice. No notice of appeal has been filed to date. The securities and derivative lawsuits have all been tendered to JNI’s insurance carriers.

In September 2003, the plaintiff in the May 2002 derivative lawsuit filed a purported class action suit against the JNI’s directors in the San Diego County Superior Court, Case No. GIC 817299. The complaint alleges that the defendants breached their fiduciary duties to JNI stockholders when they approved the merger with AMCC and also repeated the allegations made in the May 2002 derivative lawsuit. The complaint sought, among other things, injunctive relief preventing consummation of the merger. A settlement was reached on October 23, 2003, which did not result in a material cash payment by JNI. The case has not yet been dismissed, but the Court has set a hearing for April 2004 regarding why the case should not be dismissed.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S District Court for the Southern District of New York, Case No. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act in connection with JNI’s public offerings. This lawsuit is among over 300 class action lawsuits pending in this Court that have come to be known as the IPO laddering cases. In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the securities issuers defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the securities issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company.

In December 2002, JNI filed a complaint against Cenata Networks, Inc. and Charles McKnett in Superior Court of the State of California for the County of San Diego, North County Division, JNI Corporation v. Cenata Networks, Inc. and Charles McKnett, Case No. GIN026304, alleging misappropriation of proprietary information in violation of contractual, statutory and other legal duties. In December 2003, Cenata and McKnett filed a cross complaint alleging that JNI’s complaint was filed in violation of a prior settlement agreement and that JNI had misappropriated certain trade secrets belonging to McKnett. Both sides have filed motions seeking summary adjudication of each other’s claims. These motions are scheduled to be heard in March and April 2004. Trial in this matter is scheduled for the first fiscal quarter of 2005.

The Company is also party to various claims and legal actions arising in the normal course of business, including employee disputes and notification of possible infringement on the intellectual property rights of third parties.

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

7. RELATED PARTY TRANSACTIONS

From time to time the Company charters an aircraft for business travel from an aircraft charter company, which manages an aircraft owned by a company that AMCC’s chief executive officer controls. The Company expensed a total of $600,000 for such charters during each of the nine months ended December 31, 2003 and the nine months ended December 31, 2002. These amounts were within the limits on such expenses approved by the board of directors.

8. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2003, the FASB issued SFAS No.150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity”. The statement improves the accounting for three types of financial instruments that were previously accounted for as equity – mandatorily redeemable shares, instruments that may require the issuer to buy back shares and certain obligations that can be settled with shares. The statement requires that those instruments be accounted for as liabilities in the statement of financial position. The statement is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not had a material impact on the Company’s operating results or financial position.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This statement is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003. The Company does not currently hold any derivative instruments. The adoption of this statement has not had a material impact on the Company’s operating results or financial position.

In November 2002 the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21, Revenue Arrangements with Multiple Deliverables (“EITF 00-21”). EITF 00-21 provides guidance on how to account for certain arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 has not had a material impact on the Company’s operating results or financial position.

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

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2003 and 2002. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

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

Overview

We design, develop, and market silicon networking solutions for global wide area networks, or WANs, and storage area networks, or SANs. We utilize a combination of design expertise coupled with system-level knowledge and multiple silicon process technologies to offer integrated circuit, or IC, products that enable the transport of voice, video and data over WANs and Fibre Channel hardware and software products that address host bus adapter, storage array, switching and SAN extension requirements for high-growth networked storage. We generate revenues in the WAN market primarily through sales of our IC products to communications equipment manufacturers, such as Alcatel, Ciena, Cisco, Fujitsu, Hitachi, Huawei, JDS Uniphase, Juniper, Lucent, Marconi, NEC, Nortel, Siemens, and Tellabs. In the SAN market, we generate revenues primarily through sales of our host bus adapters to original equipment manufactures, or OEMs, such as EMC, Hitachi Data Systems, Network Appliance, Storagetek and Sun Microsystems.

Since the end of our fiscal 2001, our primary markets and the communications industry have been in an extended economic downturn. Due to this downturn, we experienced a significant drop in sales and orders of our products. Over the last three fiscal years, we have focused on reducing our expenses, maintaining our strong position in the communications IC market by strategically investing in new products and more recently diversifying our business into other markets. A key element of our business strategy involves the acquisition of businesses, products or technologies that allow us to reduce the time required to develop new technologies and products and bring them to market, complement our existing product offerings, expand our market coverage, or enhance our technological capabilities.

In September 2003, we purchased assets and licensed property associated with IBM’s PowerPRS Switch Fabric product line for approximately $47.8 million in cash to complement our existing switch fabric product portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI Corporation, a provider of Fibre Channel hardware and software products that are critical SAN elements, for approximately $196.4 million in cash and assumed options to purchase approximately 4.3 million shares of our common stock. We plan to continue evaluating strategic opportunities as they arise, including business combinations, strategic relationships, capital infusions and the purchase and sale of assets.

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

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results in the future.

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

Restructuring Charges

Over the last three years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset writedowns, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance of, and the timing of the execution of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Prior to 2003, the liability for certain exit costs was recognized on the date that management committed to a plan. In 2003, new accounting guidance was issued requiring us to recognize costs associated with our exit and disposal activities at fair value when a liability is incurred. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities and then estimate the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three and nine months ended December 31, 2003 were approximately $38.2 million and $83.8 million, respectively, representing an increase of 81% and 3% from net revenues of approximately $21.1 million and $81.5 million for the three and nine months ended December 31, 2002, respectively. The increase in total net revenues was attributable to an increase in communications revenue, including revenues generated by the acquisition of the PRS business, of 88% and 31% for the three and nine months ended December 31, 2003, respectively, and the additional revenue generated from the acquisition of JNI Corporation from October 28, 2003 (the date of acquisition) through December 31, 2003 offset by decreases in the non-communications revenue of 55% and 66% for the three and nine months ended December 31, 2003 due to higher shipments of last time buy products in the prior year. See the following table (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
AMCC:
Communications including the PRS business	$31,125	$16,519	$69,015	$52,865
Non-Communications	2,050	4,595	9,794	28,623

Sub-Total	33,175	21,114	78,809	81,488
JNI Corporation:	5,014	—	5,014	—

	$38,189	$21,114	$83,823	$81,488

We believe this increase in revenues from communications products was due to an increase in the demand for communications equipment and our customers replenishing inventories of our products after having worked through overstocked inventories of such products that existed throughout much of the past two years.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three and nine months ended December 31, 2003 and 2002 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Memec	6%	10%	9%	8%
Mitsui Comtek Corporation	10%	13%	10%	7%
Sanmina-SCI	13%	15%	12%	10%
Harris Corporation	—	—	—	20%
Insight Electronics	16%	8%	12%	7%

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in the three and nine months ended December 31, 2003 and 2002 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2003	2002	2003	2002
Nortel Networks Corporation	18%	17%	17%	15%
Fujitsu	11%	13%	11%	8%
Harris Corporation	—	—	—	20%
Huawei	12%	4%	10%	4%

The decline in revenues attributable to Harris Corporation was due to the fulfillment of certain last time buy orders of non-communications products in fiscal 2003.

Revenues based on direct shipments outside the United States of America accounted for 45% and 47% of net revenues for the three and nine months ended December 31, 2003, compared to 56% and 41% for the three and nine months ended December 31, 2002.

Gross Margin. Gross margin was 54.3% and 56.2% for the three and nine months ended December 31, 2003, as compared to 32.1% and 41.0% for the three and nine months ended December 31, 2002. The increase was primarily attributable to the reduced fixed cost of manufacturing overhead of approximately $3.5 million quarterly as a result of the permanent closure of our internal wafer fabrication facility in March 2003 and the effects of the workforce reductions as well as decreased stock-based compensation charges included in cost of revenues of $390,000 and $1.9 million for the three and nine months ended December 31, 2003, respectively. In addition, during the nine months ended December 31, 2003, we sold approximately $1.1 million of inventory which had been previously reserved. Partially offsetting the increases in gross margin were increases in the amortization of purchased intangible assets included in costs of revenues.

The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2003 was $3.2 million and $6.3 million, respectively, compared to $1.6 million and $4.7 million for the three and nine months ended December 31, 2002, respectively. The increase came as a result of the acquisition of JNI Corporation on October 28, 2003 and our acquisition of the PRS business on September 30, 2003. We expect amortization expense for purchased intangibles charged to cost of revenues to be $13.7 million, $12.5 million and $9.3 million for the fiscal years ending March 31, 2004, 2005 and 2006, respectively. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. R&D expenses decreased 6% to approximately $30.1 million and decreased 16% to approximately $85.3 million for the three and nine months ended December 31, 2003, respectively, from approximately $32.0 million and $101.0 million for the three and nine months ended December 31, 2002, respectively. The decrease in R&D for the nine months ended December 31, 2003 was primarily due to lower payroll and related benefits expense of approximately $7.8 million, resulting from our workforce reductions and lower software and equipment depreciation costs of approximately $6.0 million, resulting from our restructuring initiatives. These decreases were partially offset by increases in payroll and related benefits resulting from the acquisition of JNI Corporation on October 28, 2003 and our acquisition of the PRS business on September 30, 2003. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications products. Currently, R&D expenses are focused on the development of products for the communications and storage equipment markets, and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Since the start of fiscal 2002, we have invested a total of approximately $230 million in the development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. For most products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development and qualification. We have not yet generated significant revenues from many of these new products for two additional reasons. First, the dramatic and extended downturn in the telecommunications market has severely impacted our customers and has resulted in significantly less demand for the quantity of these products than expected when development commenced. Second, we have discontinued development of several new products and slowed down development of other new products as we realized that demand for these products would not materialize as originally anticipated.

Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. SG&A expenses were approximately $13.5 million and $34.9 million for the three and nine months ended December 31, 2003, respectively, as compared to approximately $14.5 million and $45.8 million for the three and nine months ended December 31, 2002, respectively, representing decreases of 7% and 24%, respectively. The decrease in SG&A expenses for the three and nine months ended December 31, 2003 was primarily due to the effect of lower payroll and related benefits expense of approximately $1.4 million and $5.5 million, respectively, following workforce reductions as well as lower legal and professional fees of approximately $445,000 and $2.5 million, respectively, offset by increases in payroll and facilities costs for the three months ended December 31, 2003 related to the fiscal 2004 acquisitions. We expect SG&A expenses in absolute dollars to decrease modestly in the fourth quarter of fiscal 2004 as we recognize the planned cost savings following our recent acquisitions. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation. Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In the third quarter of fiscal 2004, we recorded approximately $4.2 million of deferred compensation in connection with stock options assumed in our purchase acquisition of JNI Corporation. Stock-based compensation charges, including amounts charged to cost of revenues, were $2.7 million and $20.2 million for the three and nine months ended December 31, 2003, respectively, compared to $15.2 million and $119.8 million for the three and nine months ended December 31, 2002, respectively. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $861,000 for the fourth quarter of fiscal 2004 and $2.4 million, $1.6 million and $305,000 for fiscal years 2005, 2006 and 2007, respectively. These charges could be further reduced as a result of employee turnover. Future acquisitions of businesses may result in substantial additional on-going costs. Such charges may cause fluctuations in our interim or annual operating results.

Acquired In-process Research and Development. For the three and nine months ended December 31, 2003, we recorded $16.1 million and $21.8 million, respectively, of acquired in-process research and development resulting from the acquisition of JNI Corporation and the PRS business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the PRS acquisition was made up of five projects which were between 38% and 68% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $5.3 million. The discount rate applied to calculate the IPR&D charge ranged from 20% to 30%. The IPR&D charge related to the JNI Corporation acquisition was made up of six projects, which were between 33% and 88% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $2.3 million. The discount rate applied to calculate the IPR&D charge ranged from 22% to 35%. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our interim or annual operating results.

Goodwill and Purchased Intangible Asset Impairment Charges. Upon adoption of SFAS 142 during the first quarter of fiscal 2003, we completed our initial goodwill impairment review. As a result, in the three months ended June 30, 2002 we recorded a $102.2 million non-cash charge for the impairment of goodwill, which is reflected as the cumulative effect of an accounting change. In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, we performed an analysis of these assets as required under SFAS 144 and recorded non-cash charges in the three months ended June 30, 2002 of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These amounts are reflected as components of operating expenses. Throughout fiscal 2003, the estimates of carrier capital equipment spending continued to decline and for much of the year our book value exceeded our market capitalization. To coincide with our annual long-range planning process, we assess goodwill for impairment annually in the fourth quarter. As a result of a decline in our estimated long-range net revenue, and particularly, the long-range revenue associated with our acquired businesses, we determined that goodwill was further impaired and recorded an additional $186.4 million impairment charge to reduce the carrying value of goodwill, which was reflected as a component of operating expenses and occurred in the fourth quarter of fiscal 2003.

Restructuring Charges. In July 2001, we announced the first of our restructuring programs. The July 2001 plan was in response to the sharp downturn in business at the end of our fiscal 2001 and included reducing our overall cost structure and aligning manufacturing capacity with the then current demand. The July 2001 restructuring plan resulted in a total of $11.6 million of restructuring costs, which were recognized as operating expenses in the last three quarters of fiscal 2002. The July 2001 restructuring plan was comprised of the following components:

•	Workforce reduction—Approximately 50 employees, or 5% of the workforce was eliminated, which resulted in severance payments of approximately $900,000 in the fiscal year ended March 31, 2002.

•	Consolidation of excess facilities—As a result of our acquisitions and significant internal growth in fiscal 2001, we expanded our number of locations throughout the world. In an effort to improve the efficiency of our workforce and reduce our cost structure, we implemented a plan to consolidate our workforce into certain designated facilities. As a result, we recorded a charge of approximately $2.0 million, which was recognized in the second quarter of fiscal 2002, primarily relating to non-cancelable lease commitments for smaller facilities in the United States.

•	Property and equipment impairments—During fiscal 2000 and 2001, we aggressively expanded our manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand at the end of fiscal 2001, we recorded a charge of approximately $5.6 million in the second quarter of fiscal 2002, for the elimination of excess manufacturing equipment related to older process technologies. These assets were removed from the production floor and disposed of. In addition, we recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the closure of certain U.S. facilities.

We have completed the restructuring activities contemplated by the July 2001 plan, but have not yet disposed of the surplus leased facilities. As a result of the July 2001 restructuring activities, we realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $2 million of annual savings relating to operating expenses.

As a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunication equipment market would recover, in July 2002 we announced our second workforce reduction and restructuring program. The July 2002 workforce reduction and restructuring program was comprised of the following:

•

Closure of the wafer manufacturing facility—In June 2002, we completed our plan to discontinue manufacturing non-communication ICs and close our internal wafer manufacturing facility in San Diego. As a result, we recorded a total charge of $4.0 million in fiscal 2003. The charge was comprised of severance packages for approximately 70 employees in the manufacturing workforce and estimated facility restoration costs. This was the only wafer fabrication facility we owned.

Our wafer manufacturing facility was closed at the end of March 2003 and the facility was exited at the end of June 2003. During the third quarter of fiscal 2004, we completed the activities contemplated by the plan. As a result, we recorded an adjustment to the restructuring liability for the excess accrued severance and facilities restoration costs, and recognized a restructuring benefit of approximately $537,000. We do not expect any future charges related to the closure of the wafer manufacturing facility.

•	Global workforce reduction—In an effort to reduce our expenses in July 2002, we implemented a workforce reduction plan, which eliminated approximately 165 employees or 25% of our workforce. The global workforce reduction included the closing of a United States design center and disposal of its related assets and resulted in a charge of $3.0 million. Payments for the employee severance were made in fiscal 2003; amounts for the facility closure were paid through the end of the related lease term in fiscal 2004.

We have completed the activities contemplated by the global workforce reduction portion of the July 2002 plan, no further payments or expenses are anticipated under this program.

As a result of the closure of our internal wafer manufacturing facility, we expect to realize annual savings totaling approximately $14 million relating to fixed cost of sales overhead in fiscal 2004. As a result of the global workforce reduction undertaken in July 2002, we expect to realize $16 million annual savings relating to operating expenses in fiscal 2004. To date we believe we are on track to achieve such savings.

As the downturn in the telecommunications industry continued it became evident that further cost reductions were necessary. In April of 2003, we announced our third workforce reduction and restructuring program. The April 2003 restructuring program consisted of a workforce reduction, further consolidation of excess facilities and additional fixed asset disposals. In June 2002, the FASB issued SFAS 146 requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, restructuring costs of $23.5 million related to the restructuring plan were recognized in the first quarter of fiscal 2004 and approximately $281,000 was recognized in the fourth quarter of fiscal 2003 for severance packages communicated to employees in March 2003. The April 2003 workforce reduction and restructuring program was comprised of the following:

•	Workforce reduction—Approximately 185 employees have been eliminated which resulted in a severance charge of approximately $5.7 million, which was substantially paid during the first two quarters of fiscal 2004.

•	Consolidation of excess facilities and other operating leases—As a result of the lower head count resulting from the workforce reduction, we were able to exit certain facilities, including a 58,000 square foot building in San Diego and a substantial portion our Sunnyvale facility. We recorded a charge of $7.2 million representing the estimated discounted cash flow of the lease payments, less the estimated sublease income. In addition, as a result of the lower head count resulting from the workforce reduction, we disposed of certain software licenses used by the engineering workforce resulting in a charge in the first quarter of $3.4 million, which will be paid over the respective licenses term.

•	Property and equipment impairments—As a result of lower head count and facility closure we accelerated depreciation and abandoned a substantial amount of leasehold improvements as well as furniture, fixtures and employee workstations. This resulted in a charge of $7.5 million in the first quarter of fiscal 2004 for the abandon assets.

As a result of our April 2003 restructuring activities, we anticipated we would realize approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $36 million of annual savings relating to operating expenses in fiscal 2004. However, in November 2003 we elected to reoccupy a portion of the 58,000 square foot building in San Diego. This decision was based on the acquisition of JNI Corporation and the need to integrate our operations to achieve the planned cost savings. As a result of this decision to reoccupy the San Diego building, we reversed a portion of the prior accrual for the excess lease commitment and reinstated the book value of the leasehold improvements, which were previously abandoned. We recorded a net restructuring benefit of approximately $2.9 million related to this activity. In addition, we recorded an adjustment to the amount of accrued severance of approximately $200,000 because we overestimated the amount of severance that would be paid.

In November 2003, we implemented a fourth workforce reduction and restructuring. The November 2003 workforce reduction was implemented as a means to achieve certain cost savings anticipated in connection with the fiscal 2004 acquisitions. The restructuring consisted of the elimination of approximately 50 employees and the abandonment of certain leased property. As a result of the November restructuring, we recorded a charge of approximately $2.8 million, consisting of $1.2 million for employee severance and $1.6 million for excess facilities costs. The amount for employee severance will be substantially paid by the end of fiscal 2004 and the amounts to be paid for the excess lease commitments will be paid over the remaining lease term ending in October 2005. We estimate that we will achieve annual operating expense savings of approximately $7 million.

Net Other Income (Expense). Net other income (expense) primarily includes recorded gains on strategic equity investments as well as gains from dispositions of real estate, property and equipment. Other income (expense) for the three and nine months ended December 31, 2003 primarily consist of a gain on the sale of a parcel of real estate located in Poway, California of approximately $7.6 million and a gain on the sale of a strategic equity investment of approximately $862,000. Other income (expense) for the three and nine months ended December 31, 2002 primarily consisted of a recognized impairment charge of $11.7 million for certain strategic equity investments offset by $3.7 million gain from the sale of a building.

Net Interest Income. Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. Net interest income decreased to $7.1 million and $27.4 million for the three and nine months ended December 31, 2003, respectively, from $11.8 million and $36.2 million for the three and nine months ended December 31, 2002. This decrease is primarily due to lower interest income as a result of lower yields and cash balances.

Income Taxes. We recorded no income taxes for the three and nine months ended December 31, 2003 and 2002. The difference between our effective tax rate and the federal statutory rate for those periods resulted from the establishment of valuation allowances for the deferred tax assets generated, as it is more likely than not that they will expire unused.

Cumulative Effect of Accounting Change. As a result of our initial goodwill impairment review performed as of April 1, 2002 as required by the adoption of SFAS 142, we recorded a non-cash charge of $102.2 million in the three months ended June 30, 2002.

Financial Condition and Liquidity

As of December 31, 2003, our principal source of liquidity consisted of $845.7 million in cash, cash equivalents and short-term investments. Working capital as of December 31, 2003 was $813.5 million. At the end of December 31, 2003, we had contractual obligations not included on our balance sheet totaling $69.6 million, primarily related to facilities leases and engineering design software tools.

For the nine months ended December 31, 2003, we used $38.7 million of cash to fund our operations compared to using $31.5 million for our operations in the nine months ended December 31, 2002. Although we had a net loss of $102.7 million for the nine months ended December 31, 2003, $71.3 million consisted of non-cash charges such as depreciation, amortization of purchased intangible assets, amortization of stock based compensation, in process R&D charges and restructuring charges. Excluding non-cash charges, operating cash flows for the nine months ended December 31, 2003 primarily reflected increases in accounts receivables resulting from higher revenues and accrued liabilities primarily from our restructuring accruals and decreases in other assets and inventories. Operating cash flows for the nine months ended December 31, 2002 consisted of non-cash items related to amortization or impairments of amounts recorded in connection with our purchase acquisitions of $431.1 million. The remaining change reflected decreases in receivables and inventories, and increases in accrued payroll and other liabilities offset in part by decreases in accounts payable.

We generated $37.6 million of cash from investing activities during the nine months ended December 31, 2003, compared to using $172.8 million during the nine months ended December 31, 2002. The inflow of cash for the nine months ended December 31, 2003 primarily represented the proceeds from the sale of real estate, the sale of investments in order to liquidate cash needed for our acquisitions, offset by net cash paid for the acquisitions.

Capital expenditures totaled $11.2 million and $4.2 million for the nine months ended December 31, 2003 and 2002, respectively. These capital expenditures primarily consisted of purchases of engineering hardware and design software.

We generated $9.1 million of cash for the nine months ended December 31, 2003 from financing activities compared to generating $3.9 million for the nine months ended December 31, 2002. The major financing source of cash was from the sale of our common stock through the exercise of employee stock options. The major use of cash from financing activities was for the repayment of debt and capital lease obligations.

In October 2002, our board of directors approved a stock repurchase program whereby we are authorized to expend up to $200.0 million to purchase our common stock. Depending on market conditions and other factors, purchases may be made from time to time in the open market and in negotiated transactions, including block transactions, at times and prices considered appropriate by us. Such program may be discontinued at any time. As of December 31, 2003, we had not made any purchases under the program.

In connection with the acquisition of the PRS business, we were required to pay $3.0 million for certain assets, including an assembled workforce located in France, after certain local legal requirements were met. These requirements were met on January 1, 2004.

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

The following table summarizes our contractual obligations not included on the balance sheet as of December 31, 2003 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Three months ending March 31, 2004	$5,946	$11,050	$16,996
Fiscal year 2005	16,995	3,650	20,645
Fiscal year 2006	7,912	—	7,912
Fiscal year 2007	5,304	—	5,304
Fiscal year 2008	4,844	—	4,844
Thereafter	13,875	—	13,875

Total	$54,876	$14,700	$69,576

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	the effects of the closure of our internal wafer fabrication facility;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity contract manufacturing services, purchased parts and raw materials;

•	problems or delays that we may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	changes in the mix of products that our customers buy;

•	the potential negative effects and ability to reduce costs as planned through our on-going restructuring and cost reduction efforts;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies;

•	our ability to successfully integrate acquired companies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	costs associated with compliance with applicable environmental and other governmental regulations;

•	the effects of changes in accounting standards, including rules regarding the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, litigation judgments or settlements relating to the use or ownership of intellectual property, the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws and various state claims or other claims arising out of our operations;

•	the ability of our customers to obtain components from their other suppliers;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test or assembly constraints for our devices, which adversely affect our ability to meet our production obligations;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which are highly unpredictable and can fluctuate substantially. Customer orders for our products typically have non standard lead times, which makes it difficult for us to predict revenues and plan inventory levels and production schedules. If we are unable to plan inventory levels and production schedules effectively, our business, financial condition and operating results could be materially harmed.

From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside contract manufacturers, suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render our products less marketable. Accordingly, our financial condition and operating results could be materially harmed.

Our expense levels are relatively fixed and are based on our expectations of future revenues. We have limited ability to reduce expenses quickly in response to any revenue shortfalls.

If the downturns in the communications equipment industry and in information technology spending continue, our revenues and profitability will continue to be adversely affected.

We derive a majority of our revenues from sales of IC products and subsystems to communications equipment manufacturers. The communications equipment industry has experienced a significant extended downturn and as a result, the financial condition of many telecommunications companies has significantly declined. This downturn has severely affected carrier capital equipment expenditures, which in turn has affected the demand for our IC products and our revenues and profitability. We cannot predict how long this downturn will last, but as long as it does, our revenues and profitability will continue to be impacted. Our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support constrains our ability to reduce expenses.

In addition to the downturn in the communications equipment industry, since late 2000 large enterprises throughout the global economy have significantly reduced their spending on information technology products such as our SAN products. We cannot predict the depth or duration of this downturn in spending, and if it grows more severe or continues for a long period of time, our ability to derive or maintain revenues from our SAN business may be impaired. Because we intend to continue to make significant investments in research and development in our SAN business and to maintain its customer service and support capabilities, any resulting decline in its revenues will have a significant adverse impact on our operating results.

We expect revenues that are currently derived from non-communications IC’s will decline in future periods.

We derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets in the past. The majority of these products were manufactured at our internal wafer fabrication facility, which closed in March 2003. Throughout fiscal 2003, we were fulfilling last-time-buy orders for parts manufactured in this facility. As a result of the last-time-buy program, our revenues from sales of our non-communications IC products decreased to 5% and 12% of net revenues for the three and nine months ended December 31, 2003, respectively, from 22% and 35% of net revenues for the three and nine months ended December 31, 2002, respectively. We expect that revenues from our non-communications IC products will continue to decline materially as we fulfill the last-time-buy orders throughout most of fiscal 2004. We will continue to sell products for these markets for the foreseeable future, but the volumes and revenues are expected to be modest.

Our business substantially depends upon the continued growth of the Internet.

A substantial portion of our business and revenue depends on the continued growth of the Internet. We sell our IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. OEMs and other customers that buy our SAN products are similarly dependent on continued Internet growth and information technology spending. As a result of the economic slowdown, the significant decline in the financial condition of many telecommunications companies and the reduction in capital spending, spending on Internet infrastructure has declined. To the extent that the economic slowdown and reduction in capital spending continues to adversely affect spending on Internet infrastructure, our business, operating results, and financial condition will continue to be materially harmed.

Our customers are concentrated. The loss of one or more key customers, the diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenues and profits.

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

Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	design wins with customers may not result in sales to such customers;

•	the introduction of a customer’s new products may be late or less successful in the market than planned;

•	a customer’s product line using our products may rapidly decline or be phased out;

•	our agreements with customers typically are non-exclusive and do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products;

•	the impact of terminating certain sales representatives or sales personnel; and

•	the continued viability of these customers.

The occurrence of any one of the factors above could have a material adverse effect on our business, financial condition and results of operations.

In addition, before we can sell our SAN products to an OEM, either directly or through the OEM’s associated distribution channel, that OEM must certify our products. The certification process can take up to 12 months. This process requires the commitment of OEM personnel and test equipment, and we compete with other suppliers for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect our ability to sell our SAN products.

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

An important part of our strategy is to continue our focus on the markets for wireline communications and SAN infrastructure. If we are unable to further expand our share of these markets, our revenues may not grow and could further decline.

Our markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, or if our products fail to be certified by OEMs, we would be likely to lose business from an existing or potential customer and would not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or performance standards, or if we experience a delay as short as a few months in certifying or bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.

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

Because a significant portion of our SAN products are designed to work with servers from Sun Microsystems, our SAN business will be adversely affected if demand for Sun’s servers does not expand, or by our failure to develop, market and sell host bus adapters that interoperate with operating systems other than the Sun Solaris operating system.

A substantial majority of the historical revenues from our SAN business are derived from sales of host bus adapters that include software designed to work with the Sun Microsystems Solaris operating system. These host bus adapters have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products’ interoperability with the Solaris operating system. To increase our revenues and grow our SAN business, we must increase our position in Solaris environments and build market share with our newer products that interoperate with other operating systems. These products have not obtained market penetration comparable to what we have achieved in the Solaris environment, and our ability to increase market share is subject to the risks inherent in the commercialization of new products. In particular, competition in the market for non-Solaris Fibre Channel host bus adapters or HBA is fierce, and it will be challenging to displace incumbent suppliers such as Emulex and QLogic to expand our market share. To achieve increased market share, it may be necessary for us to reduce our product prices in these new markets. This strategy may not be successful in increasing our market share, and it could affect pricing in our existing markets. We may not be successful in marketing and selling the new products we develop, and we cannot assure you that our intended customers will purchase our products instead of competing products. Our failure to obtain a significant share of the market for HBAs compatible with operating systems other than the Solaris operating system would impair our growth and harm our operating results. Also, in light of our dependence on interoperability with the Solaris operating system, our revenues and operating results also may suffer if the demand for Sun’s servers, and particularly its high-end servers, does not expand.

Because a significant portion of our host bus adapters is integrated with storage devices manufactured by a limited number of storage companies, the future revenue growth of our SAN business depends on our ability to obtain OEM certifications for the new and existing products of these manufacturers and on the increased demand for such products.

We believe that the majority of our SAN products are used to form connections to storage arrays manufactured by companies such as EMC, Hitachi Data Systems, Network Appliance, Storagetek or Sun Microsystems. To a material extent, the future revenue growth of our SAN business depends upon the continued acceptance of and increased demand for the storage products offered by these vendors and other like vendors. To maintain and expand our position with these vendors, we must continue to provide high quality, early-to-market, high performance HBAs at competitive prices. Even if we are able to meet the demands of these vendors, it is possible that they will develop or acquire products or technologies that make our SAN products uncompetitive. These vendors may form alliances with other industry participants or competitive suppliers of HBAs that could adversely impact the demand for our SAN products. If we are unable to timely obtain OEM certifications for new storage products offered by these vendors, they could make arrangements with competing HBA manufacturers that would make our products less competitive for both existing and new storage arrays. If we are unable to maintain or expand our relationships with vendors such as EMC, Hitachi Data Systems, Network Appliance, Storagetek or Sun Microsystems, our revenues may suffer.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates, credit ratings of the issuers and foreign currency exchange rates, as well as the risk of default by the issuer. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. We currently do not use derivative financial instruments to manage any of these risks. Increases in interest rates, decreases in the credit worthiness of one or more of the issuers in the portfolio or adverse changes in foreign currency exchange rates could have a material adverse impact on our financial condition or results of operations.

Our recently implemented restructuring activities could result in management distractions, operational disruptions and other difficulties.

As a result of the continuing significant economic slowdown and the related uncertainties in our industry, we implemented a new restructuring plan in the first quarter of fiscal 2004. The plan focused on cost reductions and operating efficiencies, and included workforce reductions. Additionally, in the third quarter of fiscal 2004 we had a workforce reduction in connection with synergistic plans associated with the acquisition of the PRS business and JNI Corporation. Employees directly affected by the reductions may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, that future operations will improve or that the completion of restructuring will not disrupt our operations. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities.

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

To develop new products for the communications IC and SAN markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. We must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet customers’ changing needs. We must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. If we are not successful in introducing such advances, we will be unable to timely bring to market new products and our revenues will suffer.

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

The markets in which we compete are highly competitive and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share. Our ability to compete successfully in our markets depends on a number of factors, including:

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, reliability, performance and certification;

•	customer support;

•	time-to-market;

•	price;

•	production efficiency;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers’ products;

•	market acceptance of competitors’ products; and

•	general economic conditions.

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

In the Fibre Channel market, we compete against companies such as Emulex, QLogic, Agilent Technologies, Hewlett-Packard and LSI Logic. These companies all have substantially greater financial, marketing and distribution resources than we have. Emulex and QLogic have entered the Sun Solaris segment of the Fibre Channel market, which is the primary market for our Fibre Channel products. We may also face competition from new entrants to the Fibre Channel market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. The Fibre Channel market continues to mature and become commoditized. To the extent that commoditization leads to significant pricing declines, whether initiated by us or by a competitor, we will be required to increase our product volumes and reduce our costs of goods sold to avoid resulting pressure on our profit margin for these products, and we cannot assure you that we will be successful in responding to these competitive pricing pressures.

Our Fibre Channel products may also compete at the end-user level with other current or future technology alternatives. Businesses that implement SANs may select fully-integrated SAN systems that are offered by large product solution companies. Because these systems typically do not interoperate with our products, customers that invest in these systems will be less likely to purchase our products. Unless we are able to develop products based on other emerging connectivity technologies, our SAN business could suffer if the market for Fibre Channel products grows more slowly than we anticipate as a result of competition from these technologies. To the extent that we develop products based on other standards, such as our InfiniBand products, we will face competition in the markets for these products that may come from larger technology companies such as Emulex, IBM, QLogic and Sun. We may not succeed, for competitive or other reasons, in achieving market penetration with our InfiniBand or other potential products directed at new markets.

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

In the past, we relied on outside foundries for the manufacture of the majority of our IC products. Now that we have closed our internal foundry, all of our IC products will be manufactured by outside foundries. These outside foundries generally manufacture our products on a purchase order basis, and we generally do not have long-term supply arrangements with these suppliers. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

Our IC products are generally only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies’ products while reducing deliveries to us on a short notice. Because establishing relationships, designing or redesigning ICs, and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products.

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

Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

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

Our operating results depend on manufacturing output and yields of our ICs, which may not meet expectations.

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

We expect to transition our IC products to increasingly smaller line width geometries. This transition will require us to migrate to new manufacturing processes for our products and redesign certain products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance, and we have designed IC products to be manufactured at as little as .13 micron geometry processes. We have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our IC products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality into our IC products. We may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis.

We must develop or otherwise gain access to improved IC process technologies.

Our future success will depend upon our ability to improve existing IC process technologies or acquire new IC process technologies. In the future, we may be required to transition one or more of our IC products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs or improve product performance. We may not be able to improve our process technologies or otherwise gain access to new process technologies in a timely or affordable manner. Products based on these technologies may not achieve market acceptance.

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

We have in the past and may be involved in merger and acquisition activities that will involve numerous risks. We may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

The risks involved with mergers and acquisitions include:

•	potential dilution to our stockholders, or use of a significant portion of our cash reserves;

•	diversion of management’s attention;

•	failure to retain key personnel;

•	difficulty in completing an acquired company’s in-process research or development projects;

•	amortization of acquired intangible assets and deferred compensation;

•	customer dissatisfaction or performance problems with an acquired company’s products or services;

•	costs associated with acquisitions or mergers;

•	difficulties associated with the integration of acquired companies;

•	difficulties competing in markets that are unfamiliar to us;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm our business, financial condition and results of operations.

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record various significant impairment charges against these assets as noted in our financial statements. At December 31, 2003, we have $245.0 million of goodwill and purchased intangible assets. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

Our chief executive officer, current and former chief financial officer and certain of our other executive officers and directors, have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects for the fourth quarter of fiscal 2001. In addition, JNI Corporation, which we acquired in October 2003, also has a number of pending lawsuits. We believe that the claims being brought against us, including JNI Corporation and our officers and directors are without merit, and we intend to engage in a vigorous defense against such claims. If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources, which could have an adverse effect on our business.

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

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	anticipated or actual operating results of our customers, peers or competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor, communications or information technology markets;

•	the commencement or outcome of litigation;

•	changes in ratings and estimates of our performance by securities analysts;

•	announcements of merger or acquisition transactions;

•	management changes;

•	our inclusion in certain stock indices; and

•	other events or factors.

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

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded in the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed securities and closed-end bond funds with investment grade credit ratings as specified in our investment policy. We have also established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We have not used derivative financial instruments.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We do not currently hold any derivative instruments. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

We are also exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2003, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $687.1 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2003 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2003	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$735,366	$718,802	$702,465	$687,113	$672,505	$658,762	$646,238

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

In April 2001, a series of similar federal complaints were filed against us and certain of our executive officers and directors. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In January 2002, the court appointed lead plaintiff filed a consolidated federal complaint. The consolidated federal complaint alleges violations of the Exchange Act and is brought as a shareholder class action under Sections 10(b), 20(a), 20A and Rule 10b-5 under the Securities Exchange Act of 1934. Plaintiff seeks monetary damages on behalf of the shareholder class. Discovery in this lawsuit is continuing. Trial is currently scheduled for calendar year 2005.

In May 2001, a series of similar state derivative actions were filed against our directors and certain executive officers. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, Case No. JCCP No. 4193. In December 2001, the court appointed plaintiffs filed a consolidated state complaint that alleges overstatement of our financial prospects, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. The plaintiffs seek treble damages from the defendants alleged to have illegally sold stock and damages from all defendants for the other alleged violations of corporate law set forth in the complaint. In February 2002, our board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants filed a motion seeking dismissal of the consolidated action. In June 2003, the court denied defendants’ motion to dismiss. In November 2003, counsel for the special litigation committee filed a motion to bifurcate trial of this matter, seeking an order that trial regarding whether the matter should be dismissed due to the special litigation committee’s recommendations take place prior to trial regarding the underlying claims. The motion was granted in January 2004. Discovery in this lawsuit is continuing.

We believe that the allegations in these lawsuits are without merit and intend to defend against the lawsuits vigorously. We cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on us. We have notified its insurance carriers of these lawsuits and submitted expenses incurred in defending the lawsuits as claims under the relevant insurance policies.

Since 1993, we have been named as a potentially responsible party, or PRP, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical site, for which we have accrued approximately $100,000. In September 2000, we entered into a consent decree with the Environmental Protection Agency, pursuant to which we agreed to fund our proportionate share of the initial remediation efforts at the Omega Chemical site.

In May 2003, our wholly owned subsidiary, AMCC Sales Corporation, filed a complaint against Mintera Corporation, a privately held telecommunications equipment supplier, in the Superior Court of California in the County of San Diego. AMCC Sales Corporation v. Mintera Corporation, Case No. GIC810669. We are seeking recovery of amounts owed by Mintera for products supplied to Mintera and seeking a declaration that we have fulfilled our contractual obligations to Mintera pursuant to a development partner agreement. In July 2003, Mintera filed a cross-complaint in which Mintera claims that we made misrepresentations in order to induce Mintera to rely on our promises to release these products to production. The cross-complaint also claims that we breached our obligations to Mintera under the development partner agreement. Mintera also alleges in the cross-complaint that as a result of our alleged misrepresentations and alleged failure to deliver conforming product, Mintera has suffered substantial damages. Mintera has asked for unspecified damages and punitive damages in its cross-complaint. We and our subsidiary have filed answers to the cross-complaint denying Mintera’s allegations and claims. In November 2003, Mintera filed an amended cross-complaint, adding claims for unfair competition and a preliminary injunction compelling us to sell certain products to Mintera. Mintera also filed a motion for a preliminary injunction seeking an order mandating the sale of certain products to Mintera. Mintera’s motion for a preliminary injunction was denied in January 2004. Discovery in this lawsuit has commenced. The lawsuit has been tendered to our insurance carriers. Trial in this lawsuit is currently scheduled for May 2004.

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against us in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation Case No. 103cv005696. In its complaint, Silvaco claims that we misappropriated trade secrets and have engaged in unfair business practices by using software licensed to us by Circuit Symantics, Inc. We have filed an answer denying Silvaco’s allegations and have filed a motion seeking a stay of the lawsuit against us pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The motion has been granted and the arbitration is expected to take place in the first quarter of fiscal 2005.

Several litigation matters are currently pending involving JNI Corporation (“JNI”), which became a wholly-owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S District Court for the Southern District of California. Osher v. JNI, lead Case No. 01 cv 0557 J (NLS). The first consolidated and amended complaint alleged that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about its business and operating results in violation of the Securities Exchange Act, and also included allegations that defendants made false statements in its secondary public offering of common stock in October 2000. In April 2002, JNI filed a motion to dismiss and a motion to strike the first consolidated and amended complaint. In March 2003, the Court granted with leave to amend JNI’s motion to dismiss. In May 2003, plaintiffs filed a second amended consolidated complaint. In June 2003, JNI filed a motion to dismiss and a motion to strike the second amended consolidated complaint. The Court granted that motion to dismiss on August 25, 2003, and indicated it would only allow the plaintiffs one more opportunity to attempt to plead a valid complaint. Plaintiffs filed a third amended and consolidated complaint in October 2003. JNI filed a motion to dismiss that complaint in December 2003. Plaintiffs filed an opposition in January 2004. JNI’s reply brief is due on February 13, 2004. The Court will then take the matter under submission and rule on it in due course.

In October 2001, a stockholder derivative suit was filed against JNI and certain of its former officers and directors in the San Diego County Superior Court, Case No. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The Court has sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the plaintiff in June 2002. However, in May 2002, another plaintiff, Sik-Lin Huang, filed a motion to intervene in the case. In June 2002, the Court granted Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, the board of directors of JNI appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the litigation. In February 2003, counsel for the special litigation committee filed a motion to dismiss the action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal.

In May 2002, following JNI’s announcement that it would restate its financial statements, a stockholder derivative suit was filed against JNI and certain of its officers and directors in the San Diego County Superior Court, Case No. GIC 789481. The complaint repeated the allegations of the derivative lawsuit filed by Grosset, and added allegations that the defendants caused or allowed JNI to falsely report its results for the fourth quarter of fiscal 2001. The special litigation committee, appointed in September 2002, investigated the allegations in this case as well. In February 2003, the special litigation committee issued a report of its investigation which concluded that it was not in the best interests of JNI to pursue this action. In February 2003, counsel for the special litigation committee filed a motion to dismiss this action. In November 2003, the court dismissed the matter with prejudice. No notice of appeal has been filed to date. The securities and derivative lawsuits have all been tendered to JNI’s insurance carriers.

In September 2003, the plaintiff in the May 2002 derivative lawsuit filed a purported class action suit against the JNI’s directors in the San Diego County Superior Court, Case No. GIC 817299. The complaint alleges that the defendants breached their fiduciary duties to JNI stockholders when they approved the merger with AMCC and also repeated the allegations made in the May 2002 derivative lawsuit. The complaint sought, among other things, injunctive relief preventing consummation of the merger. A settlement was reached on October 23, 2003, which did not result in a material cash payment by JNI. The case has not yet been dismissed, but the Court has set a hearing for April 2004 regarding why the case should not be dismissed.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S District Court for the Southern District of New York, Case No. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act in connection with JNI’s public offerings. This lawsuit is among over 300 class action lawsuits pending in this Court that have come to be known as the IPO laddering cases. In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the securities issuers defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the securities issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the company.

In December 2002, JNI filed a complaint against Cenata Networks, Inc. and Charles McKnett in Superior Court of the State of California for the County of San Diego, North County Division, JNI Corporation v. Cenata Networks, Inc. and Charles McKnett, Case No. GIN026304, alleging misappropriation of proprietary information in violation of contractual, statutory and other legal duties. In December 2003, Cenata and McKnett filed a cross complaint alleging that JNI’s complaint was filed in violation of a prior settlement agreement and that JNI had misappropriated certain trade secrets belonging to McKnett. Both sides have filed motions seeking summary adjudication of each other’s claims. These motions are scheduled to be heard in March and April 2004. Trial in this matter is scheduled for the first fiscal quarter of 2005.

We are also party to various claims and legal actions arising in the normal course of business, including employee disputes and notification of possible infringement on the intellectual property rights of third parties.

Although the ultimate outcome of the pending matters is not presently determinable, we believe that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on our financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters will not have a material impact on its results of operations in any period.

ITEM 5.	OTHER INFORMATION

Effective January 20, 2004, Douglas C. Spreng resigned from the Company’s Board of Directors.

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) promulgated under the Exchange Act.

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

We filed the following current reports on Form 8-K with the SEC during the three months ended December 31, 2003:

1)	On October 23, 2003, we furnished the press release of our financial results for the quarter ended September 30, 2003.

2)	On October 28, 2003, we announced that we had completed the acquisition of JNI Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 10, 2004

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ STEPHEN M. SMITH

Stephen M. Smith
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)