Form 10-K
period 2004-03-31
APPLIED MICRO CIRCUITS CORP
filed 2004-06-10
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2004

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

Common Stock, $0.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Registrant’s common stock on September 30, 2003 as reported on the Nasdaq National Market, was approximately $1,485,820,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 311,744,222 shares of the registrant’s Common Stock issued and outstanding as of May 31, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2004 Annual Meeting of Stockholders to be held on September 1, 2004.

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

Applied Micro Circuits Corporation was incorporated and commenced operations in California in 1979. AMCC was reincorporated in Delaware in 1987. Our principal executive offices are located at 6290 Sequence Drive, San Diego, California 92121, and our phone number is 858-450-9333. Our website is located at www.amcc.com. The information that can be accessed on or through our website is not intended to be part of this report. Various documents concerning us that are electronically filed with or furnished to the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available, free of charge, on our website. Our common stock trades on the Nasdaq National Market under the symbol “AMCC”.

Overview

We design, develop and market technology products for the communications and storage equipment markets. Our products are essential for the transport, processing, switching, routing and storage of information worldwide. We utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer integrated circuit, or IC, products, as well as printed circuit board assemblies or PCBAs, for these markets. We generate revenues in the communications market primarily through sales of our IC products to communications equipment manufacturers, such as Alcatel, Ciena, Cisco, Fujitsu, Hitachi, Huawei, JDS Uniphase, Juniper, Lucent, Marconi, NEC, Nortel, Siemens, and Tellabs. In the storage market, we generate revenues primarily through sales of our host bus adaptor boards, or HBAs, to original equipment manufacturers, or OEMs, such as EMC, Hitachi Data Systems, Network Appliance, StorageTek and Sun Microsystems.

In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line (the PRS Business) for approximately $50 million in cash to complement our existing switch fabric product portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI Corporation (JNI), a provider of Fibre Channel hardware and software products that are critical elements of storage networks, for approximately $196.4 million in cash. During the fourth quarter of fiscal 2004, we signed a definitive agreement to acquire 3Ware, Inc. 3Ware provides high-performance, high capacity Serial ATA (SATA) storage solutions for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage (NAS), video, and high-performance computing. Subsequent to year end, on April 1, 2004, we paid approximately $145.0 million in cash to complete this transaction. In addition, on April 13, 2004, we announced a definitive agreement to acquire intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC® standard products, (the Embedded Processor Business) for approximately $227.9 million in cash. The PowerPC 400 series product line delivers performance and a rich mix of features for Internet, communication, data storage, consumer and imaging applications. We plan to continue evaluating strategic opportunities as they arise, including business combinations, strategic relationships, capital infusions and the purchase and sale of assets.

Industry Background

The Communications Industry

Communications technology has evolved considerably over the last several years due to the substantial growth in the Internet and wireless communications. The emergence of new applications, such as wireless web devices, as well as the increase in demand for higher speed, higher bandwidth and remote network access have increased network bandwidth requirements.

The increase in volume and complexity of this network traffic has led to the development of new technologies for use in these networks. These technologies provide substantially greater transmission capacity, are less error prone and are easier to maintain than copper networks. For example, the Synchronous Optical Network, or SONET, standard in North America and Japan and the Synchronous Data Hierarchy, or SDH, standard in the rest of the world became the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. With data and video traffic being added in abundance to voice traffic, Asynchronous Transfer Mode, or ATM, emerged as a transmission protocol complementary to SONET/SDH to optimize bandwidth utilization. With exponential increases in data traffic and very modest increases in voice traffic, data has become the dominant traffic over all networks today. Because of the bandwidth growth and cost pressures in today’s datacentric networks, more advanced optical networking technologies, such as Dense Wave Division Multiplexing, or DWDM, have been adopted. DWDM is the optical multiplexing of different wavelengths of light down a single fiber. Each wavelength is the equivalent of an independent optical channel. DWDM greatly increases the capacity of installed fiber. Complementing DWDM transmission capabilities are technologies such as optical Add-Drop Multiplexers, or ADMs, and cross-connects which can more efficiently switch large optical datapaths through the network. Other protocols, such as multi-protocol level switching, or MPLS, have emerged that are better suited for data traffic while providing for the low latency and quality of service needs of voice and video traffic. The SONET/SDH standards have also evolved to more efficiently handle these new protocols with general framing protocol and virtual concatenation. In addition, emerging technologies such as multi-service provisionary platforms, or MSPPs, and multi-service switches, or MSSs, allow for the convergence of voice and data.

The combination of increased traffic and emerging technologies has placed added pressure on the existing communications network infrastructure and made many systems’ architectures inadequate. In the late 1990’s, communication service providers and equipment suppliers were affected by the inadequacy of systems’ architectures and began investing in data networks to meet the rapidly growing demands of their customers. In addition, deregulation of the communications industry and privatization of many European carriers resulted in increased market competition. The abundance of available capital in the public and private markets accelerated the build-out of new network infrastructure. Additional telecommunication companies, or carriers were launched with the goal of capturing significant market share. All of these factors drove a significant increase in capital spending on networking equipment by both the incumbent and emerging carriers.

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

This environment changed suddenly at the end of our fiscal 2001. As capital markets tightened, the communications industry and the overall economy began to slow down. Many of the incumbent carriers decreased capital expenditures on networking equipment in an effort to stabilize their financial condition and many of the emerging carriers were unable to attract sufficient customers and failed.

Due to this downturn, we experienced a significant drop in sales and orders of our products, and a sharp increase in order cancellations during fiscal 2002 and 2003. Over the last three fiscal years, we have focused on reducing our expenses, maintaining our strong position in the communications IC market by strategically investing in new products and more recently diversifying our business into other growth markets, such as the storage market.

The Storage Industry

The volume of business-critical data generated, processed, stored and manipulated has grown dramatically over the last decade. Managing the increase in stored data is one of the most important challenges for organizations today. Traditionally, enterprises accessed stored networked data using a server-centric architecture known as direct attached storage. In this architecture, a single server controls access to each storage device, and stored data is only available to applications running on the server directly connected to the storage device. For large enterprises that rely on significant storage networks, this creates a bottleneck that can degrade overall network performance, drain server processing power, complicate network management and increase costs. To address these issues, large enterprises have deployed emerging networked storage architectures, including Storage Area Networks, or SANs, to access, share and manage data storage. A SAN is a dedicated network of interconnected servers and data storage devices using a switching element to enable data sharing at gigabit speeds. SANs provide an open, scalable platform for storage access in data intensive environments.

The rapid adoption of SANs was made possible by the emergence of the Fibre Channel interconnect protocol. Fibre Channel is a computer communications protocol designed to meet the many requirements related to the increasing demand for high performance information transfer. As a result of its broad range of features, many industry analysts consider Fibre Channel to be the most reliable and scalable communications technology available today for high speed transmissions of blocks of data. Because Fibre Channel technology is so effective in handling data block transmissions, it can be implemented in a wide variety of applications, including enterprise resource planning, digital video transmission and editing and data warehousing. To date, Fibre Channel technology has been most widely accepted and deployed in SANs, but a number of next generation technologies are currently under development, including iSCSI, that are expected to provide new alternatives for server to storage connectivity that have the potential to expand the adoption and flexibility of SANs.

The Communications IC and Storage Opportunities

Communications IC

Industry analysts report that network traffic continues to grow. The continuing adoption of broadband technology and next-generation wireless devices is expected to drive additional data traffic through the network infrastructure in the future. To address these opportunities, OEMs are looking to develop systems that are more economically suitable to capitalize on these opportunities. To achieve the performance and functionality required by such systems, these OEMs must utilize more complex ICs to address both the cost and functionality of a system. As a result of the pace of new product introductions, the proliferation of standards to be accommodated and the costs and difficulty of designing and producing the required ICs, equipment suppliers have increasingly outsourced these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the transmission of data. IC suppliers must utilize a variety of skills and technologies to satisfy the requirements of communications OEMs. These OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-

performance, highly reliable, power-efficient ICs. These OEMs seek suppliers with a wide skills base including both analog and digital expertise to provide a more complete solution that enables faster integration into the system design and higher performance.

Application specific integrated circuits, or ASICs, are custom products that are designed for only a single customer or OEM, and can be sold only to that OEM. Application specific standard products, or ASSPs, are standards based products that are designed for, and can be used by, multiple OEMs. Our customers are looking for ways to accelerate their time-to-market, reduce research and development cost, and ensure interoperability of components in their systems. ASSPs generally can be designed into the systems and brought to market in less time and for less cost. We believe that as more companies realize the development cost and time-to-market benefits that ASSPs provide, they will be more apt to use ASSPs in the future. Most of our products are ASSPs, and we believe that the trend towards greater usage of ASSPs in communications and storage area network systems will continue.

Storage

The proliferation of the Fibre Channel standard for SAN has resulted in the increased need for Fibre Channel equipment and software. Servers and other storage elements are connected in a SAN through the use of Host Bus Adaptors, or HBAs. The HBA market has been growing steadily over the past five years as the need for networked storage has increased. The major OEM’s providing networked storage solutions typically use HBAs developed and manufactured by outside companies such as us, Emulex and Qlogic. It is important to storage users that the HBAs interoperate with a variety of servers, storage elements and switches. Thus, a great deal of attention is placed on ensuring this interoperability. This emphasis on interoperability places high barriers to entry into the HBA market and requires products which have been proven in field applications, as well as large, capital-intensive interoperability labs.

In addition to HBAs, the other equipment elements within a SAN contain a significant amount of IC content. The functions of these ICs include Fibre Channel interconnect, control, management, and switching. The growing demand for networked storage has fueled the development of new technologies targeted to capitalize on this growing opportunity. Such technologies include 4 Gigabits per second, or Gbps Fibre channel, iSCSI and SATA storage. The emergence of new technologies and faster, more complex storage networks requires the storage providers, or OEMs, to develop systems that achieve the performance and functionality required by such systems. Accordingly, these OEMs must utilize more complex ICs. As a result of the pace of new product introductions, the proliferation of standards to be accommodated and the costs and difficulty of designing and producing the required ICs, equipment suppliers are outsourcing these ICs to semiconductor firms with specialized expertise. These trends have created an opportunity for IC suppliers that can design cost-effective solutions for the storage environment. IC suppliers must utilize a variety of skills and technologies to satisfy the requirements of networked storage OEMs. These OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, cost and power-efficient ICs.

AMCC Strategy

Our objective is to be the leading supplier of technology products for the transport, switching, routing and storage of information worldwide. Our strategy for achieving this objective includes:

Focus on the Market Leading Systems within the Communications and Storage Markets

We target key OEM product families that hold significant and/or rapidly growing market share. We have built substantial competencies focused on the specific requirements of these key OEM product families in the areas of semiconductor process technology, mixed-signal, very dense digital design, and substantial expertise in systems architecture, software and applications support. We believe that the integration of these capabilities enables us to optimize solutions addressing the high-bandwidth connectivity requirements of market leading equipment suppliers.

Acquire Complementary Businesses, Products or Technologies

A key element of our business strategy involves acquiring new businesses, products or technologies that allow us to reduce the time required to develop and bring to market new technologies and products, complement our existing product offerings, expand our market coverage, or enhance our technological capabilities. In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line for approximately $50.0 million in cash to complement our existing switch fabric product portfolio. In October 2003, we completed the acquisition of all of the outstanding shares of JNI Corporation, a provider of Fibre Channel hardware and software products that are critical SAN elements, for approximately $196.4 million in cash. In April 2004, we acquired 3ware, Inc. for approximately $145.0 million in cash, which expanded our product offerings in the storage market. In May 2004, we purchased assets and licensed intellectual property associated with IBM’s 400 series of embedded PowerPC standard products for approximately $227.9 million in cash to complement our existing product portfolio in both the communications and storage markets. We plan to continue evaluating strategic opportunities as they arise, including business combinations, strategic relationships, capital infusions and the purchase and sale of assets.

Increase the Number of Products we Provide to Address Specific Protocols and Networking Functions

We focus our new product development efforts and acquisition activities on product lines that are complementary to our current product portfolio in order to broaden the number of products we provide to address specific protocols and networking functions. For example, our current product offerings include physical layer products, overhead processor products, and higher layer products for communications applications, and HBAs and RAID controllers for enterprise storage applications. Both communications and enterprise storage applications may use general purpose processors, like the 400 series PowerPC processors acquired from IBM in May 2004. We believe that we will be able to increase our sales to existing customers and increase our market share in the communications and storage enterprise markets by taking advantage of product synergies and integration opportunities.

Increase our Market Share in Non-Solaris Storage Environments

Our HBAs have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products’ interoperability with the Sun Solaris operating system. To increase our revenues and grow our storage business we are focusing significant marketing and qualification efforts on building market share with our newer products that interoperate with other operating systems.

Provide a Time-to-Market and Development Cost Advantage to Our Communications Equipment OEMs

Due to the extended downturn in the communications industry, our OEM customers have become more efficient with their engineering resources and have significantly cut equipment development budgets. Our strategy is to provide our customers with a complete portfolio of IC products. We believe this comprehensive solution strategy provides our customers with guaranteed interoperability, pre-designed subsystems, better cost economics, and system-level expertise. The result for the OEM is faster time-to-market, better performance and lower development cost. To continue these customer benefits in future generations of products, we are pursuing an aggressive product integration strategy to provide greater functionality in fewer ICs.

Products and Customers

Communications Products

Our semiconductor products are used in a wide variety of communications equipment, including routers, optical and digital cross connects, next-generation voice and media gateways, ADMs, MSPPs, MSSs, digital subscriber line access multiplexers, or DSLAMs and wireless base stations and access points. We provide our customers with a complete portfolio of IC products, including physical layer products such as transceivers, overhead processing products such as framers and mappers, and higher layer products such as network processors, traffic managers and switch fabrics. We have different types of communications IC products which are categorized by the order in which they receive and transmit signals and information within communication equipment. These categories are:

Physical Layer:    Our physical layer ICs transmit and receive signals in a very high-speed serial format and reduce overall system “noise” through the inclusion of highly efficient dispersion compensation methodologies. This low noise capability permits the transmission of signals over greater distances with fewer errors. Our physical layer ICs also convert high-speed serial formats to low-speed parallel formats for the framing layer and vice versa.

We introduced our first generation of physical layer products in 1993. We have since developed several generations of these products improving cost, power, functionality, and performance. During fiscal 2004, we introduced the S19235 and S19237 10 Gbps Complementary Metal Oxide Semiconductor, or CMOS, Transceiver devices, the S3394, our next generation Electronic Dispersion Compensation device as part of the DispersionXX™ system solution, and a new OC3/OC12 Transceiver device called the S1213. Our current customers for physical layer products include Alcatel, Ciena, Cisco, Fujitsu, Hitachi, JDS Uniphase, Juniper, Lucent, Marconi, Nortel, Tellabs, Huawei, and ZTE.

Framing Layer:    Our framing layer ICs transmit and receive signals to and from the physical layer in a parallel format and are used in high-speed transmission equipment, MSPPs, ADMs, digital and optical cross-connects, edge and core routers, and DWDM. These ICs support a number of functions, including framing, overhead processing payload synchronization, performance monitoring, forward error correction, and mapping the data payload to/from the transmission format. The framing layer ICs then pass the data either directly to a switch fabric product, which switches the information to its destination, or to a network processor, which further processes the data prior to forwarding it to a switch fabric product. Framing layer ICs also process signals received from the network processing and switching layers for transmission to the physical layer on their return to the optical network.

In fiscal 2004 we introduced our second generation enhanced forward error correction device called Rubicon. We also introduced our first Local Area Network, or LAN Protocol Mapping device called Volta, which allows our customers’ systems to map LAN signals (like Gigabit Ethernet or Fibre Channel) into the existing Wide Area Network, or WAN, infrastructure for transport across the WAN network. We also introduced the Evros and Tigris devices as part of our multi-sourcing switching solution for high density termination of data services utilizing Plesiochronous Digital Hierarchy, or PDH/SONET/SDH protocols. Our current customers for framing layer products include Ciena, Cisco, Lucent, Marconi, NEC, Nortel, Tellabs, Fujitsu, Huawei, and ZTE.

Network Processing and Traffic Manager Layer:    Our network processor ICs are software programmable processors that receive and transmit signals from and to the framing layer and perform the processing of packet and cell headers, including such functions as real-time parsing, matching and table look-up, as well as bit stream manipulations, such as adding, deleting, substituting, appending and pre-pending. They can perform intelligent packet classification for policy-based network services. Our traffic managers interface with the network processors and perform the queuing and buffering functions required on packets and cells. Traffic managers usually interface with network processors on one side and switch fabric devices on the other.

During fiscal 2004, we announced the nP3700, an integrated 5Gbps network processor and traffic management device. Along with the application software stacks, it supports a mix of DSI Layer-2 protocols on all client channels. In addition to high-performance packet processing and fine-grained traffic management, the nP3700 includes specialized co-processors that perform functions such as classification, policing, and coherent database management for excellent line-rate performance for a broad range of applications from DSLAMs, Edge Routers, MSSs and MSPPs. Our current customers for network processors and traffic manager devices include Alcatel, Cisco, Fujitsu, Nortel, Lucent, Huawei and Juniper.

Switching Layer:    Our switch fabric ICs switch the information in the proper priority and to the proper destinations. During fiscal 2004, we broadened our portfolio of switch fabric devices by acquiring the PRS business from IBM. The PRS business includes packet routing switch fabric devices such as the PRS 28.4G, PRS 64G, 64Gu and the Q-64G. The PRS business also includes queuing managers like UDASL, C48 and C192. In addition, we introduced a new PRS 80G / C48X and C192X switch devices delivering higher overspeed for demanding Ethernet and Packet over SONET applications. Our current customers for switching layer products include Alcatel, CNT/Inrange, Fujitsu, Huawei, Lucent, Maranti, Marconi, Mitsubishi, Motorola, Nortel, Siemens and Tellabs.

Storage Products

Our current products for the storage product include a suite of Fibre Channel HBAs, InfiniBand connectivity modules, and adaptor based Peripheral Component Interconnect, or PCI, Redundant Array of Inexpensive Disks, or RAID, solutions for parallel and serial ATA storage.

Fibre Channel HBAs:    We design, manufacture and sell a suite of Fibre Channel HBAs, management software and related device driver software. An HBA is a PCBA that fits standard sockets on motherboards for servers and workstations that enable high-speed data transfer within the SAN. Communication between the HBA and the operating system is regulated by device driver software that is included with the HBA. The device driver software also provides a high-reliability data path from a user’s application to a storage device across a SAN. Working in conjunction with our device driver software, our HBAs work in many SAN topologies, interoperate with major operating systems and can be used with the PCI, PCI-X, cPCI, PCI express and SBus interfaces. Our HBAs are widely deployed in demanding SAN environments by Global 1000 enterprises.

We offer Fibre Channel HBAs in a variety of price, performance and feature sets. Our FibreStar products incorporate our proprietary ASICs. Our ASICs were the first Fibre Channel controllers to operate at a 2 Gb rate. They incorporate an efficient, proprietary data flow architecture and a high performance embedded processor that enables a highly integrated Fibre Channel subsystem design that delivers full Fibre Channel bandwidth. We also sell the ASICs separately to OEMs for products such as SAN controllers for disk arrays, tape libraries, switches and other SAN devices.

The FibreStar line of products is designed with high-performance, cut-through architecture, low CPU utilization, a highly efficient physical layer design and a modular software structure. Our PC Server DriverSuite is a single, integrated software driver platform that enables our FibreStar HBAs to operate under all major PC server operating systems, including Microsoft Windows 2003 and Windows 2000. The Unix DriverSuite complements the PC Server DriverSuite and is designed to allow FibreStar HBAs to operate in demanding Unix environments, including Solaris and Linux. We also offer our EZ Fibre management software with our HBAs to simplify the installation and configuration of HBAs in SANs and to provide diagnostic and monitoring information to SAN administrators.

HCA Modules:    A host channel adapter, or HCA, is an interface that resides within a server and communicates directly with the server’s memory and processor as well as with the InfiniBand network fabric. When placed on a PCBA similar to a HBA, it is referred to as an HCA module under the naming guidelines set forth by the InfiniBand Architecture specification. An HCA module guarantees delivery of data, performs advance memory access and can recover from transmission errors. Our HCA products combine Mellanox Technologies’ InfiniBridge 10 Gb ASIC with our driver software technology. The dual-port IBX-4x02 achieves 10 Gb data link speeds in each direction for each 4x port. In full duplex mode, the result is a total of 40 Gb speed per HCA module. Our HCA IBX-4x02 was the first high performance 10 Gb InfiniBand HCA module delivered to market.

RAID Connectors:    PCI RAID Adaptors. Through our acquisition of 3ware, we design, manufacture and sell a host of PCI RAID adaptors for both parallel and serial ATA storage. A PCI RAID adaptor is a PCBA that fits standard sockets on motherboards for servers and enables high reliability access and storage of data onto storage disk drives. Communication between the adapter and the operating system is regulated by device driver software that is included with the adapter. Our adaptors operate with Linux and Windows operating systems with various performance, port counts and functionality. We implement our RAID functionality using a 5th generation packet-switched RAID architecture, StorSwitchTM. This architecture is implemented in proprietary ASICs we developed.

The 3ware 7000 series is a parallel ATA adaptor first introduced in 1999. The 8000 series when introduced in August, 2002 was the industry’s first SATA RAID adaptor. The 8000 series provides very high data transfer rates while performing RAID functionality and is available in 2, 4, 8 and 12 port configurations. In April 2004, we introduced the 9000 series of SATA RAID controllers. The 9000 series enables a new class of SATA RAID storage solutions for rich media content servers. The 9000 series is available in 4, 8 and 12 port configurations.

Embedded Processor Products

Through our acquisition of the Embedded Processor Business in May 2004, we have enhanced our standard products portfolio for the communications and storage markets, and have also diversified into other markets which make use of embedded processors. Our embedded processor products are comprised of approximately 150 ICs which utilize IBM’s PowerPC 4xx processor cores in various speed grades, together with many different functions, to perform numerous tasks in products sold by our customers. Our customers in the communications market utilize these products in applications including wireless base stations, access points, networking hubs, edge routers and switches. Our customers in the storage market utilize these products in controllers, switches, adapters, servers, RAID systems and work stations. Our customers in the pervasive computing market utilize these products in printers, internet access and gaming devices.

Automated Test Equipment, Military and High-Speed Computing Products

We are not currently developing new products for the Automated Test Equipment, or ATE, or military markets, but we continue to sell ASIC products to customers such as Agilent, Harris, IBM, LTX, Northrop Grumman, Raytheon, Schlumberger, Teradyne and Texas Instruments. The majority of these products were manufactured in our internal wafer manufacturing facility, which closed in fiscal 2003. During fiscal 2004, we continued to fill last-time-buy orders for these products. Our high-speed computing products were not manufactured in our internal wafer manufacturing facility, and we will continue to sell these products for the foreseeable future. The revenue from such products is expected to be modest.

Technology

We utilize our technological and design competencies to solve the problems of high-speed analog, digital and mixed-signal circuit designs for optical communications systems and provide the essential technology products for the transport, switching, routing and storage of information worldwide. We blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver communications ICs and software for global Communication Networks, Fibre Channel HBAs for SANs, and hardware and software solutions for high-growth storage markets such as SATA RAID.

Knowledge of Communications ICs and Enterprise Storage

Our systems architects, design engineers and technical marketing and applications engineers have a thorough understanding of the fiber optic communications and enterprise storage systems for which we design and build ASSPs. Using this systems expertise, we develop semiconductor and storage connectivity devices to meet the OEMs’ high-bandwidth requirements. By understanding the systems into which our products are designed, we believe that we are better able to anticipate and develop solutions optimized for the various cost, power and performance trade-offs faced by our customers. We believe that our systems knowledge also enables us to develop more comprehensive, interoperable solutions. This allows us to develop products that fulfill customers’ system needs from fiber-through-switch fabrics, enabling faster integration into their products.

Design of Communications ICs and Storage Solutions

We have developed multiple generations of products that integrate both analog and digital elements on the same IC, while balancing the difficult trade-offs of speed, power and timing inherent in very dense high-speed applications. We were one of the first companies to embed analog phase locked loops in bipolar chips with digital logic for high-speed data transmission and receiver applications. Since the introduction of our first on-chip clock recovery and clock synthesis products in 1993, we have refined these products and have successfully integrated multiple analog functions and multiple channels on the same IC. The mixing of digital and analog signals poses difficult challenges for IC designers, particularly at high frequencies. We have gained significant expertise in mixed-signal IC designs through the development of multiple product generations. We will continue to apply these competencies in the development of more complex products in the future.

We have developed storage connectivity products that interoperate with all SAN topologies and major operating systems and interfaces. We were the first company to offer Fibre Channel controllers that operate at a 2 Gbps rate and were the first to deliver a high performance 10 Gbps InfiniBand HCA module to market. We intend to continue working closely with leaders in the storage, networking and computing industries to design and develop new and enhanced storage connectivity products. We believe that establishing strategic relationships with technology partners is essential to ensure that we continue to design and develop competitive products that integrate well with solutions from other leading participants in the storage markets.

Research and Development

Our research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal IC’s for the communications and storage markets, Fibre Channel host bus adapters and related software drivers and tools for storage applications, and hardware and software solutions for storage markets such as SATA RAID. We also develop high-performance libraries and design methodologies that are optimized for these applications. Our primary research and development facilities are located in San Diego and Sunnyvale, California and Andover, Massachusetts in the United States; LaGaude, France and Netanya, Israel. During the fiscal years ended March 31, 2004, 2003 and 2002, we expended $112.6 million, $131.9 million and $154.6 million on research and development activities, respectively.

Our IC product development is focused on building high-performance, high-gate-count digital and analog-intensive designs that are incorporated into well-documented blocks that can be reused for multiple products. We have made, and will continue to make, significant investments in advanced design tools to leverage our engineering staff. Our product development is driven by the imperatives of reducing design cycle time, increasing first-time design correctness, adhering to disciplined, well documented design processes, and continuing to be responsive to customer needs. We are also developing high-performance final assembly packages for our products in collaboration with our packaging suppliers and our customers.

Our PCBA product development efforts are focused on building high-performance Fibre Channel HBA and SATA RAID adaptors, and related software drivers, tools and products. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades. We have established a system integration lab, or SIL, in San Diego to provide comprehensive functional and system level integration/interoperability testing between our connectivity products and various computer platforms and network environments. To facilitate expanded market penetration of our products and technology, our integration test methodologies and software are continually evolving as we strive to deliver best in class testing capabilities that we can offer to major storage suppliers and OEMs. We conduct functionality testing at our SIL in formal, repeatable processes using documented product specifications and features to verify the operation of both our hardware and our software. The overall goal is to ensure enterprise class performance and interoperability in real world deployments.

Manufacturing

Manufacturing of Integrated Circuits

The manufacturing of ICs requires a combination of competencies in advanced silicon technologies, package design and manufacturing, and high speed test and characterization. We have obtained access to advanced CMOS and SiGe processes through foundry relationships. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management, and technical performance. We purchase our ceramic packages from several vendors including IBM, Kyocera America, Motorola and NTK Ceramics and our plastic packaging from Amkor, ASE, ASAT and IBM.

Wafer Fabrication

During fiscal 2003, we closed our internal wafer fabrication facility in San Diego. As a result, we are a fabless company, meaning we do not own or operate foundries for the production of silicon wafers from which our products are made. We will continue to use external foundries such as IBM, Taiwan Semiconductor Manufacturing Corporation, or TSMC, and United Microelectronics Corporation, or UMC, for a majority of our production of silicon wafers. Subcontracting our manufacturing requirements eliminates the high fixed cost of owning and operating a semiconductor wafer fabrication facility and enables us to focus our resources on design and test applications where we believe we have greater core competencies and competitive advantages.

Assembly and Testing

Our wafer probe and other product testing is conducted at our internal testing facility as well as at independent test subcontractors. After testing is complete, the majority of our products are sent to multiple subcontractors located in Asia and the United States for assembly. Following assembly, some of the devices are tested at the subcontractors and returned to us ready for shipment to our customers; or to us for final testing and marking prior to shipment to customers. Certain of these services are available from a limited number of sources and lead times are occasionally extended.

Manufacturing of Printed Circuit Board Assemblies

We believe most component parts used in our Fibre Channel HBAs and RAID adaptors are standard off-the-shelf items which can be purchased from two or more sources, other than our proprietary ASICs and certain integrated circuits. We select suppliers on the basis of functionality, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. Our contract manufacturers generally purchase the components for our products, and assemble them to our specifications.

Sales and Marketing

Our sales and marketing strategy is to develop strong, engineering-intensive relationships with the design teams of the market leading platforms at our customers. We maintain close working relationships with these customers so our marketing team can focus on identifying and developing new products that will meet their needs in the future, involving us in the early stages of our customers plans to design new equipment. We sell our products both directly and through a network of independent manufacturers’ representatives and distributors. Our direct sales force is technically trained. Expert technical support is critical to our customers’ success and we provide such support through our field applications engineers, technical marketing team and engineering staff, as well as through our extranet technical support web site.

We augment this strategic account sales approach with domestic and foreign distributors that service primarily smaller accounts purchasing standard products. In North America, we have one primary distributor. Internationally, we sell our products through manufacturers’ representatives and distributors. Typically, these distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. Most of our sales to distributors are made under agreements allowing for price protection and right of return on stipulated quantities of unsold merchandise. Our sales headquarters is located in San Diego, California. We maintain sales offices throughout the world. Net revenues generated from each category of our products is summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Information regarding net revenue generated from each of our significant customers, as well as domestic and foreign revenue from the sale of our products, is provided in Note 10 to the Consolidated Financial Statements.

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

Competition

In the communications IC markets, we compete primarily against companies such as Agere, Broadcom, Intel, Mindspeed, PMC-Sierra, and Vitesse. Our principal competitors in the PCBA market are Adaptec, Emulex, Qlogic, Agilent, Hewlett-Packard and LSI Logic. As a result of our acquisition of IBM’s 400 series of embedded PowerPC standard products in May 2004, our list of competitors has been expanded to include large technology companies such as Motorola and IBM. In addition, certain of our customers and potential customers have internal IC or storage design or manufacturing capability with which we compete.

The communications IC and storage markets are highly competitive and are subject to rapid technological change, evolving standards, short product life cycles, and price erosion. We typically face competition at the design stage when our customers are selecting which components to use in their next generation equipment. In the storage market, our products can be qualified at any time, and are generally distinguished through a combination of pricing, features and reliability. We believe that the principal factors of competition for the markets we serve include: product performance, quality, reliability, integration, price, and time-to-market, as well as the Company’s reputation and level of customer support. Our ability to successfully compete in these markets depends on our ability to design and subcontract the manufacture of new products that implement new technologies and gain end market acceptance in a time efficient and cost effective manner.

Proprietary Rights

We rely in part on patents to protect our intellectual property. We have been issued approximately 120 patents, which principally cover certain aspects of the design and architecture of our IC and enterprise storage products. In addition, we have over 200 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

To protect our intellectual property, we also rely on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements.

As a general matter, the semiconductor and enterprise storage industries are characterized by substantial litigation regarding patent and other intellectual property rights. In the past we have been, and in the future may be, notified that we may be infringing on the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third party intellectual property rights by our products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business, financial condition or operating results. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms or at all. Any limitations on our ability to market our products, any delays and costs associated with redesigning our products or payments of license fees to third parties or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and operating results.

Environmental Matters

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals that were used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. Such regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party, also known as a PRP, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical site, which efforts are ongoing. As of 2003, we closed our wafer fabrication facility in San Diego, and the property has been returned to the landlord.

EMPLOYEES

As of March 31, 2004, we had 723 full-time employees: 70 in administration, 464 in research and development, 68 in operations, and 121 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our executive officers and their ages as of May 31, 2004, are as follows:

Name	Age	Position
David M. Rickey	48	Chairman of the Board of Directors, Chief Executive Officer and President
Roger A. Smullen, Sr.	68	Vice Chairman of the Board
Timothy M. Heenan	45	Senior Vice President, Operations and Quality
Candace H. Kilburn	50	Senior Vice President, Human Resources and Community Relations
Brent E. Little	40	Senior Vice President and General Manager, Storage Business
Faye Pairman	46	Senior Vice President, Storage
Stephen M. Smith	45	Senior Vice President, Chief Financial Officer
Ramakrishna R. Sudireddy	37	Senior Vice President, Engineering
Thomas L. Tullie	39	Senior Vice President, Worldwide Sales and General Manager of Communications Business
Joseph Vithayathil	51	Senior Vice President, Business Development

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

Timothy M. Heenan joined us in October 2000 through the acquisition of MMC Networks. Mr. Heenan was promoted to Vice President of Operations in August 2001 and to Senior Vice President in September 2003. Prior to joining MMC Networks, Mr. Heenan was the Director of Test Operations at Cirrus Logic, Inc., where he was responsible for worldwide manufacturing test operations. Before his tenure at Cirrus Logic, Mr. Heenan held various engineering positions at Signetics Corporation. Mr. Heenan holds a B.S. degree in Materials Engineering from Rensselaer Polytechnic Institute and a M.S. degree in Engineering Management from Santa Clara University.

Candace H. Kilburn joined us in September 1996 as Director of Human Resources and was promoted to Vice President in August 1999 and to Senior Vice President in December 2003. From 1990 to 1996, Ms. Kilburn served as Director of Human Resources with Buck Knives Inc., where she was responsible for international human resources. She has also held positions at Handyman Corporation and Rohr Industries. Ms. Kilburn earned a B.S. in Business Administration from United States International University, and a M.B.A. from Chapman University. She is designated as a Senior Professional in Human Resources, a certified Employee Benefits Specialist, and has two certificates in Human Resources Management.

Brent E. Little joined us in 1991 and was promoted to Senior Vice President in January 2001. Prior to his current position as Senior Vice President and General Manager, Storage Business, Mr. Little led our marketing group as the Senior Vice President, Corporate Marketing. Before being promoted to Senior Vice President in 2001, Mr. Little held several marketing management positions with us, including Director of Strategic Marketing and Director of Marketing for ASIC products. Prior to joining us, Mr. Little worked as Business Development Manager for Analysis and Technology, Inc. and worked with the U.S. Navy as a Project Engineer. Mr. Little earned a B.S. in Electrical Engineering from the University of California, Santa Barbara.

Faye Pairman joined AMCC in 2004 when AMCC acquired 3ware. At 3ware, she served as President and Chief Executive Officer. Ms. Pairman has more than 15 years experience in marketing, sales and executive management. Prior to joining 3ware, Ms. Pairman served eight years in numerous management and executive positions with Adaptec, including VP and General Manager of Storage Networking Solutions Group, Host Interface Solutions Group, and Distribution Products Group. She has also held marketing management positions at SuperMac Technology and the Eastman Kodak Company. Ms. Pairman earned a B.A. from the University of the Pacific and a Masters in Business Administration degree from the Harvard Graduate School of Business Administration.

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

Joseph Vithayathil joined us as Senior Vice President of Business Development in June 2003. From June 2001 to December 2002 he served as a Board Member and CEO for Bigsur Communications, which he founded. Prior to founding Bigsur Communications which was sold to Broadcom, Mr. Vithayathil was Vice President of Marketing and Sales for Newport Communications from June 1999 to June 2001. In May 1995 he founded Baysoft (now Ampersand) where he served as CEO, Chairman and Board Member. Prior to that time

Mr. Vithayathil held multiple marketing positions for semiconductor companies including Philips Electronics and Synergy Semiconductor, and was involved in strategic product planning at National Semiconductor. Mr. Vithayathil earned a M.B.A. degree from Harvard University, a M.S. degree from Washington University, St. Louis, Missouri, and a B.S.E.E. degree from the Indian Institute of Technology.

Item 2.    Properties.

Our corporate headquarters are located in San Diego, California. Below is a summary of material properties leased on March 31, 2004 (net of subleases):

Location	Lease Expiration	Square Footage	Use
San Diego, California	2007	90,000	Executive offices, sales headquarters, test and assembly
San Diego, California	2010	58,000	Engineering headquarters

Total San Diego, California		148,000
Andover, Massachusetts	2005	35,000	Engineering, sales and marketing
Sunnyvale, California	2005	128,000	Engineering, sales and marketing
Other United States locations	Various dates through 2011	140,000	Engineering, sales and marketing applications
Foreign locations	Various dates through 2007	60,000	Engineering, sales and marketing applications

Total facilities		511,000

In an effort to improve the efficiency of the workforce and reduce our cost structure, we implemented several plans to consolidate our workforce into certain designated facilities. As a result, approximately 192,000 square feet of unoccupied properties with non-cancelable lease commitments expiring through fiscal 2011 are included in the above summary.

We sold 32 acres of undeveloped land in Poway, California during fiscal 2004 for approximately $25 million.

Our foreign locations consist of the following: Kanata, Canada; Manchester, United Kingdom; Cheshire, United Kingdom; Munich, Germany; LaGaude and Essonnes, France; Tokyo, Japan; Shenzhen and Shanghai, People’s Republic of China; Netanya, Israel; Bangalore, India and Singapore.

Item 3.    Legal Proceedings.

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

We believe that the allegations in these lawsuits are without merit and intend to defend against the lawsuits vigorously. We cannot predict the likely outcome of these lawsuits, and an adverse result in either lawsuit could have a material adverse effect on us. We have notified our insurance carriers of these lawsuits and submitted expenses incurred in defending the lawsuits as claims under the relevant insurance policies.

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

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against us in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation Case No. 103cv005696. In its complaint, Silvaco claims that we misappropriated trade secrets and have engaged in unfair business practices by using software licensed to us by Circuit Symantics, Inc. We have filed an answer denying Silvaco’s allegations and have filed a motion seeking a stay of the lawsuit against us pending arbitration of the terms of a settlement agreement between Circuit Symantics and Silvaco. The motion has been granted and the arbitration is expected to take place in the second quarter of fiscal 2005.

Several litigation matters are discussed below involving JNI Corporation (“JNI”), which became a wholly-owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S District Court for the Southern District of California. Osher v. JNI, lead Case No. 01 cv 0557 J (NLS). The first consolidated and amended complaint alleged that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about JNI’s business and operating results in violation of the Securities Exchange Act, and also included allegations that defendants made false statements in JNI’s secondary public offering of common stock in October 2000. In March, 2003, the Court dismissed the action, with prejudice. In April, 2004, Plaintiffs filed a notice of appeal.

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

In May 2002, following JNI’s announcement that it would restate its financial statements, a stockholder derivative suit was filed against JNI and certain of its officers and directors in the San Diego County Superior Court, Case No. GIC 789481. The complaint repeated the allegations of the derivative lawsuit filed by Grosset, and added allegations that the defendants caused or allowed JNI to falsely report its results for the fourth quarter of fiscal 2001. The special litigation committee, appointed in September 2002, investigated the allegations in this case as well. In February 2003, the special litigation committee issued a report of its investigation which concluded that it was not in the best interests of JNI to pursue this action. In February 2003, counsel for the special litigation committee filed a motion to dismiss this action. In November 2003, the court dismissed the matter with prejudice. Plaintiffs recently filed a notice of appeal. The securities and derivative lawsuits have all been tendered to JNI’s insurance carriers.

In September 2003, the plaintiff in the May 2002 derivative lawsuit filed a purported class action suit against JNI’s directors in the San Diego County Superior Court, Case No. GIC 817299. The complaint alleges that the defendants breached their fiduciary duties to JNI stockholders when they approved the merger with AMCC and also repeated the allegations made in the May 2002 derivative lawsuit. The complaint sought, among other things, injunctive relief preventing consummation of the merger. A settlement was reached on October 23, 2003, which did not result in a material cash payment by JNI. A Court hearing has been set for June 2004 to approve the settlement.

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

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended March 31, 2004.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq National Market under the symbol AMCC. The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

Fiscal year ended March 31, 2003	High	Low
First Quarter	$8.89	$3.90
Second Quarter	$5.25	$2.80
Third Quarter	$5.30	$2.45
Fourth Quarter	$4.45	$3.20

Fiscal year ended March 31, 2004	High	Low
First Quarter	$7.18	$3.25
Second Quarter	$6.95	$4.78
Third Quarter	$7.05	$4.80
Fourth Quarter	$9.20	$5.36

On May 31, 2004, there were approximately 795 holders of record of our common stock.

We have not paid cash dividends on our common stock.

There were no sales of equity securities by us that were not registered under the Securities Act of 1933 during fiscal 2004.

For information regarding our equity compensation plans, please refer to Part III, Item 12 of this report.

Item 6.    Selected Financial Data.

The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2004. This information includes the results of operations of acquisitions accounted for using the purchase method of accounting commencing as of their respective acquisition dates (Note 2 to the Consolidated Financial Statements). You should read this data together with the Consolidated Financial Statements and related Notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained elsewhere in this report.

	March 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$131,177	$101,591	$152,840	$435,543	$172,352
Cost of revenues	57,601	61,900	150,924	165,986	50,218

Gross profit	73,576	39,691	1,916	269,557	122,134
Operating expenses:
Research and development	112,594	131,909	154,622	105,178	32,477
Selling, general and administrative	45,121	59,588	75,656	69,172	27,945
Stock-based compensation:
Research and development	15,444	70,840	71,760	41,350	338
Selling, general and administrative	5,195	58,510	66,425	35,667	254
Amortization of goodwill and purchased intangibles	1,097	—	239,563	308,835	—
Purchased intangible asset impairment charges	—	204,284	—	—	—
Goodwill impairment charges	—	186,389	3,101,817	—	—
Restructuring charges	22,325	7,250	11,577	—	—
Acquired in-process research and development	21,800	—	—	202,100	—

Total operating expenses	223,576	718,770	3,721,420	762,302	61,014

Operating income (loss)	(150,000)	(679,079)	(3,719,504)	(492,745)	61,120
Interest income, net	35,007	47,719	47,477	55,336	12,871
Other income (expense), net	8,340	(11,952)	(14,592)	113	1

Income (loss) before income taxes and cumulative effect of accounting change	(106,653)	(643,312)	(3,686,619)	(437,296)	73,992
Income tax expense (benefit)	(1,776)	—	(80,929)	(1,081)	25,367

Income (loss) before cumulative effect of accounting change	(104,877)	(643,312)	(3,605,690)	(436,215)	48,625
Cumulative effect of accounting change	—	(102,229)	—	—	—

Net income (loss)	$(104,877)	$(745,541)	$(3,605,690)	$(436,215)	$48,625

Basic and diluted net income (loss) per share:
Income (loss) per share before cumulative effect of accounting change	$(0.34)	$(2.14)	$(12.08)	$(1.63)	$0.20
Cumulative effect of accounting change	—	(0.33)	—	—	—

Net income (loss) per share	$(0.34)	$(2.47)	$(12.08)	$(1.63)	$0.20

Shares used in calculating basic and diluted net income (loss) per share	306,476	301,252	298,502	267,363	238,304

Consolidated Selected Balance Sheet Data:
Working capital	$841,467	$1,021,175	$1,060,364	$1,208,226	$977,621
Goodwill and intangible assets, net	$240,193	$88,219	$590,610	$4,008,440	$—
Total assets	$1,188,103	$1,223,588	$1,829,193	$5,453,278	$1,046,882
Long-term debt and capital lease obligations including current portion	$303	$1,265	$2,283	$3,530	$7,417
Total stockholders’ equity	$1,120,547	$1,172,188	$1,771,251	$5,238,101	$1,013,805

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

	Fiscal Year 2004				Fiscal Year 2003
	Q1(5)	Q2(6)	Q3(7)	Q4(8)	Q1(1)	Q2(2)	Q3(3)	Q4(4)
	(in thousands, except per share data)
Net revenues	$20,515	$25,119	$38,189	$47,354	$30,155	$30,219	$21,114	$20,103
Cost of revenues	9,783	9,485	17,471	20,862	17,639	16,503	14,327	13,431

Gross profit (loss)	10,732	15,634	20,718	26,492	12,516	13,716	6,787	6,672
Operating expenses:
Research and development	29,126	26,102	30,052	27,314	35,497	33,441	32,040	30,931
Selling, general and administrative	10,362	11,037	13,493	10,229	16,326	14,989	14,467	13,806
Stock-based compensation:
Research and development	9,125	3,579	2,142	598	40,677	11,413	10,467	8,283
Selling, general and administrative	3,408	1,043	375	369	26,630	24,104	4,286	3,490
Amortization of purchased intangibles	—	—	689	408	—	—	—	—
Goodwill and intangible asset impairments	—	—	—	—	204,284	—	—	186,389
In-Process R&D	—	5,700	16,100	—	—	—	—	—
Restructuring costs (benefits)	23,498	—	(200)	(973)	2,500	3,000	—	1,750

Total operating expenses	75,519	47,461	62,651	37,945	325,914	86,947	61,260	244,649

Operating loss	(64,787)	(31,827)	(41,933)	(11,453)	(313,398)	(73,231)	(54,473)	(237,977)
Interest income, net	11,395	8,929	7,080	7,603	10,853	13,606	11,757	11,503
Other income (expense), net	—	(10)	8,413	(63)	(130)	(12,811)	3,657	(2,668)

Loss before income taxes and cummulative effect of accounting change	(53,392)	(22,908)	(26,440)	(3,913)	(302,675)	(72,436)	(39,059)	(229,142)
Income tax expense (benefit)	—	—	—	(1,776)	—	—	—	—

Loss before cummulative effect of accounting change	(53,392)	(22,908)	(26,440)	(2,137)	(302,675)	(72,436)	(39,059)	(229,142)
Cummulative effect of accounting change	—	—	—	—	(102,229)	—	—	—

Net loss	$(53,392)	$(22,908)	$(26,440)	$(2,137)	$(404,904)	$(72,436)	$(39,059)	$(229,142)

Basic and diluted loss per share before cummulative effect of accounting change	$(0.18)	$(0.08)	$(0.09)	$(0.01)	$(1.01)	$(0.24)	$(0.13)	$(0.76)
Cummulative effect of accounting change	—	—	—	—	(0.34)	—	—	—

Diluted loss per share	$(0.18)	$(0.08)	$(0.09)	$(0.01)	$(1.35)	$(0.24)	$(0.13)	$(0.76)

Shares used in calculating diluted loss per share	303,801	305,195	306,823	310,083	299,811	300,701	301,622	302,875

(1)	The consolidated operating results for the first quarter of fiscal 2003 include a $102.2 million charge for the cumulative effect of the change in accounting upon adoption of FAS 142, a $204.3 million charge for impairment of certain other purchased intangible assets, $44 million for acceleration of deferred compensation from the voluntary cancellation of certain employees’ stock options in connection with the stock option exchange program and a $2.5 million restructuring charge.

(2)	The consolidated operating results for the second quarter of fiscal 2003 include $12.0 million of accelerated amortization of deferred stock compensation related to the termination of certain employees, a $3.0 million restructuring charge and $11.7 million for the impairment of strategic equity investments.
(3)	The consolidated operating results for the third quarter of fiscal 2003 include a $3.7 million gain from the sale of real estate.
(4)	The consolidated operating results for the fourth quarter of fiscal 2003 include a $186.4 million goodwill impairment charge a $1.8 million restructuring charge and $1.6 million charge for the impairment of strategic equity investments.
(5)	The consolidated operating results for the first quarter of fiscal 2004 include a $23.5 million restructuring charge.
(6)	The consolidated operating results for the second quarter of fiscal 2004 include a $5.7 million charge for in-process research and development expenses related to the purchase of the PRS business.
(7)	The consolidated operating results for the third quarter of fiscal 2004 include a $16.1 million charge for in-process research and development expenses related to the purchase of JNI Corporation, a $7.6 million gain on the sale of real estate and a $200,000 restructuring benefit.
(8)	The consolidated operating results for the fourth quarter of fiscal 2004 include a $973,000 restructuring benefit.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2004. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

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

Overview

We design, develop and market technology products for the communications and storage equipment markets. Our products are essential for the transport, processing, switching, routing and storage of information worldwide. We utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products, as well as PCBAs for these markets. We generate revenues in the communications market primarily through sales of our IC products to communications equipment manufacturers, such as Alcatel, Ciena, Cisco, Fujitsu, Hitachi, Huawei, JDS Uniphase, Juniper, Lucent, Marconi, NEC, Nortel, Siemens, and Tellabs. In the storage market, we generate revenues primarily through sales of our HBAs, to original equipment manufacturers, or OEMs, such as EMC, Hitachi Data Systems, Network Appliance, StorageTek and Sun Microsystems.

In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line (the PRS Business) for approximately $50 million in cash to complement our existing switch fabric product portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI Corporation (JNI), a provider of Fibre Channel hardware and software products that are critical elements of storage networks, for approximately $196.4 million in cash. During the fourth quarter of fiscal 2004, we signed a definitive agreement to acquire 3Ware, Inc. 3Ware provides high-performance, high capacity SATA storage solutions for emerging storage applications. Subsequent to our fiscal year end, on April 1, 2004, we paid approximately $145.0 million in cash to complete this transaction. In addition, on April 13, 2004, we announced a definitive agreement to acquire intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC® standard products, (the Embedded Processor Business) for approximately $227.9 million in cash. The PowerPC 400 series product line delivers performance and a rich mix of features for Internet, communication, data storage, consumer and imaging applications. We plan to continue evaluating strategic opportunities as they arise, including business combinations, strategic relationships, capital infusions and the purchase and sale of assets.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and impairments of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debts. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results in the future. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce our gross margins.

Goodwill and Intangible Asset Valuation

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets especially requires the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

During fiscal 2001, we adopted SFAS 142. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. If the carrying amount of a reporting unit exceeds its fair value, then a goodwill impairment test is performed to measure the amount of the impairment loss, if any. The goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

Restructuring Charges

Over the last three years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset writedowns, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Prior to 2003, the liability for certain exit costs was recognized on the date that management committed to a plan. In 2003, new accounting guidance was issued requiring us to recognize costs associated with our exit and disposal activities at fair value when a liability is incurred. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities and then estimate the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity in our financial statements.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, or SAB 101 as well as SAB 104, “Revenue Recognition”. These pronouncements require that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors with rights of return is deferred until all return or cancellation privileges lapse. In addition, we record reductions to revenue for estimated allowances such as returns, competitive pricing programs and rebates. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FOB shipping point. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended March 31, 2004 to the Year Ended March 31, 2003

Net Revenues.    Net revenues for the year ended March 31, 2004 were approximately $131.2 million, representing an increase of 29% from the net revenues of approximately $101.6 million for the year ended March 31, 2003. The increase in total net revenues was attributable to an increase in communications revenue, including revenues generated by the PRS business of $13.2 million from the date of acquisition, and the revenue generated in the storage business from the acquisition of JNI Corporation of $13.0 million from the date of acquisition, offset by decreases in other revenue of 61% as a result of higher shipments of last time buy products in the prior year. See the following table (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Communications	$104,197	79.4%	$65,577	64.6%	$38,620	58.9%
Storage	13,038	9.9%	—	0.0%	13,038	100.0%
Other	13,942	10.6%	36,014	35.4%	(22,072)	-61.3%

Net revenue	$131,177	100.0%	$101,591	100.0%	$29,586	29.1%

We believe the increase in revenues from communications products was primarily due to an increase in the demand for communications equipment.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2004 were as follows:

	2004	2003	2002
Harris Corporation	*	18%	*
Sanmina—SCI	11%	*	*
Insight Electronics	14%	*	10%

*	Less than 10% of net revenue

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2004 were as follows:

	2004	2003	2002
Harris Corporation	*	18%	*
Nortel Networks Corporation	17%	14%	12%
Cisco Systems	*	*	13%

*	Less than 10% of net revenue

The decline in revenues attributable to Harris Corporation was due to the fulfillment of certain last time buy orders of non-communications products in fiscal 2003.

Revenues based on direct shipments outside the United States of America accounted for 46% of net revenues for the year ended March 31, 2004, compared to 41% for the year ended March 31, 2003.

Gross Profit.    The following table presents net revenue, cost of revenue and gross profit for fiscal year ended March 31, 2004 and March 31, 2003 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$131,177	100.0%	$101,591	100.0%	$29,586	29.1%
Cost of revenues	57,601	43.9%	61,900	60.9%	(4,299)	-6.9%

Gross profit	$73,576	56.1%	$39,691	39.1%	$33,885	85.4%

The increase in gross profit in 2004 was primarily attributable to the reduced fixed cost of manufacturing overhead of approximately $16.0 million as a result of the permanent closure of our internal wafer fabrication facility in March 2003 and the effects of the workforce reductions, as well as decreased stock-based compensation charges included in cost of revenues of $2.0 million for the year ended March 31, 2004. In addition, during the year ended March 31, 2004, we recognized a benefit of approximately $1.1 million related to the sales of inventory which had been previously reserved. Partially offsetting the increases in gross margin were increases in the amortization of purchased intangible assets included in costs of revenues.

The amortization of purchased intangible assets included in cost of revenues during the year ended March 31, 2004 was $10.4 million, compared to $6.3 million for the year ended March 31, 2003. The increase came as a result of the acquisition of JNI Corporation on October 28, 2003 and our acquisition of the PRS business on September 30, 2003. Based on the amount of capitalized purchased intangibles on the balance sheet of March 31, 2004, we expect amortization expense for purchased intangibles charged to cost of revenues to be $5.1 million for each of the fiscal years ending March 31, 2005, 2006 and 2007. We expect the amortization of purchased intangible assets included in cost of revenues, in absolute dollars, to increase in the first quarter of fiscal 2005 as a result of the acquisition of 3ware, Inc. on April 1, 2004 and the Embedded Processor Business on May 5, 2004. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses.    The following table presents research and development and selling, general and administrative expenses for fiscal year ended March 31, 2004 and March 31, 2003 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$112,594	85.8%	$131,909	129.8%	$(19,315)	-14.6%
Selling, general and administrative	45,121	34.4%	59,588	58.7%	(14,467)	-24.3%

Research and Development.    Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D for the year ended March 31, 2004 was primarily due to lower payroll and related benefits expense of approximately $9.6 million, resulting from our workforce reductions and lower software and equipment depreciation costs of approximately $8.7 million, resulting from our restructuring initiatives. These decreases were partially offset by increases in payroll and related benefits resulting from the acquisition of JNI Corporation on October 28, 2003 and our acquisition of the PRS business on September 30, 2003. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications and storage products. Currently, R&D expenses are focused on the development of products for the communications and storage equipment markets, and we expect to continue this focus. We expect R&D expenses in absolute dollars to increase in the first quarter of fiscal 2005 as a result of the acquisition of 3ware, Inc. on April 1, 2004 and the PowerPC Business on May 5, 2004. Future acquisitions of businesses may result in substantial additional on-going costs.

Since the start of fiscal 2002, we have invested a total of approximately $399.2 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. For most products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development and qualification. We have not yet generated significant revenues from many of these new products for two additional reasons. First, the dramatic and extended downturn in the telecommunications market has severely impacted our customers and has resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced. Second, we have discontinued development of several new products and slowed down development of other new products as we realized that demand for these products would not materialize as originally anticipated.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses for the year ended March 31, 2004 was primarily due to the effect of lower payroll and related benefits expense of approximately $6.1 million following workforce reductions as well as lower legal and professional fees and commissions of approximately $3.3 million and $4.0 million, respectively. We expect SG&A expenses to increase modestly in fiscal 2005 as a result of our acquisitions in the first quarter of fiscal 2005. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation.    The following table presents stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities expenses for fiscal year ended March 31, 2004 and March 31, 2003, all of which was excluded from those operating expenses (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$15,444	11.8%	$70,840	69.7%	$(55,396)	-78.2%
Selling, general and administrative	5,195	4.0%	58,510	57.6%	(53,315)	-91.1%

	$20,639	15.7%	$129,350	127.3%	$(108,711)	-84.0%

Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In the third quarter of fiscal 2004, we recorded approximately $4.2 million of deferred compensation in connection with stock options assumed in our purchase acquisition of JNI Corporation. Stock-based compensation charges, including amounts charged to cost of revenues, were $21.2 million for the year ended March 31, 2004, compared to $131.9 million for the year ended March 31, 2003. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $1.4 million, $1.2 million and $195,000 for fiscal years 2005, 2006 and 2007, respectively. These charges could be further reduced as a result of employee turnover. Acquisitions of businesses including the acquisition of 3ware, Inc. may result in substantial additional on-going costs. Such charges may cause fluctuations in our interim or annual operating results.

Acquired In-process Research and Development.    For the year ended March 31, 2004, we recorded $21.8 million of acquired in-process research and development, or IPR&D, resulting from the acquisition of JNI Corporation and the PRS business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the PRS acquisition was made up of five projects which were between 38% and 68% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $5.3 million. The discount rate applied to calculate the IPR&D charge ranged from 20% to 30%. The IPR&D charge related to the JNI Corporation acquisition was made up of six projects, which were between 33% and 88% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $2.3 million. The discount rate applied to calculate the IPR&D charge ranged from 22% to 35%. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our interim or annual operating results.

Goodwill and Purchased Intangible Asset Impairment Charges.    To coincide with our annual long-range planning process, we assess goodwill for impairment annually in the fourth quarter, or more frequently if the indicators of impairment are present. Based on the analysis performed in the fourth quarter of fiscal 2004, which included a discounted cash flow analysis, as well as market comparables, no impairment of goodwill or other purchased intangibles was evident. The following table presents goodwill and purchased intangible asset impairment charges for the fiscal year ended March 31, 2004 and March 31, 2003 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Purchased intangible asset impairment charges	$—	0.0%	$204,284	201.1%	$(204,284)	-100.0%
Goodwill impairment charges	—	0.0%	186,389	183.5%	(186,389)	-100.0%
Cumulative effect of accounting change	—	0.0%	102,229	100.6%	(102,229)	100.0%

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

Restructuring Charges.    The following table presents restructuring charges for the fiscal year ended March 31, 2004 and March 31, 2003 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Restructuring charges	$22,325	17.0%	$7,250	7.1%	$15,075	207.9%

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

•	Workforce reduction—Approximately 50 employees, or 5% of the workforce was eliminated, which resulted in severance payments of approximately $900,000 in the fiscal year ended March 31, 2002.

•	Consolidation of excess facilities—As a result of our acquisitions and significant internal growth in fiscal 2001, we expanded our number of locations throughout the world. In an effort to improve the efficiency of our workforce and reduce our cost structure, we implemented a plan to consolidate our workforce into certain designated facilities. As a result, we recorded a charge of approximately $2.0 million, which was recognized in the second quarter of fiscal 2002, primarily relating to non-cancelable lease commitments for smaller facilities in the United States.

•	Property and equipment impairments—During fiscal 2000 and 2001, we aggressively expanded our manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand at the end of fiscal 2001, we recorded a charge of approximately $5.6 million in the second quarter of fiscal 2002 for the elimination of excess manufacturing equipment related to older process technologies. These assets were removed from the production floor and disposed of. In addition, we recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the closure of certain U.S. facilities.

We have completed the restructuring activities contemplated by the July 2001 plan, but have not yet disposed of the surplus leased facilities. As a result of the July 2001 restructuring activities, we realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $2 million of annual savings relating to operating expenses.

In July 2002, we announced our second workforce reduction and restructuring program. This came about as a result of the prolonged downturn in the telecommunications industry and the uncertainty as to when the telecommunications equipment market would recover. The July 2002 workforce reduction and restructuring program was comprised of the following:

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

Our wafer manufacturing facility was closed at the end of March 2003 and the facility was exited at the end of June 2003. During the third quarter of fiscal 2004, we completed the activities contemplated by the plan. As a result, we recorded an adjustment to the restructuring liability for the excess accrued severance and facilities restoration costs, and recognized a restructuring benefit of approximately $537,000. We do not expect any future charges or benefits related to the closure of the wafer manufacturing facility. As a result of the closure of our internal wafer manufacturing facility, we realized annual savings totaling approximately $14 million relating to fixed cost of sales overhead in fiscal 2004.

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

We have completed the activities contemplated by the global workforce reduction portion of the July 2002 plan, and no further payments or expenses are anticipated under this program. As a result of the global workforce reduction undertaken in July 2002, we realized approximately $16 million of annual savings relating to operating expenses in fiscal 2004.

As the downturn in the telecommunications industry continued it became evident that further cost reductions were necessary. In April of 2003, we announced our third workforce reduction and restructuring program. The April 2003 restructuring program consisted of a workforce reduction, further consolidation of excess facilities and additional fixed asset disposals. In June 2002, the FASB issued SFAS 146 requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, restructuring costs of $23.5 million related to the restructuring plan were recognized in the first quarter of fiscal 2004 and approximately $281,000 was recognized in the fourth quarter of fiscal 2003 for severance packages communicated to employees in March 2003. The April 2003 workforce reduction and restructuring program was comprised of the following:

•	Workforce reduction—Approximately 185 employees have been eliminated, resulting in a severance charge of approximately $5.7 million, which was substantially paid during the first two quarters of fiscal 2004.

•	Consolidation of excess facilities and other operating leases—As a result of the lower head count resulting from the workforce reduction, we were able to exit certain facilities, including a 58,000 square foot building in San Diego and a substantial portion of the Sunnyvale facility. We recorded a charge of $7.2 million representing the estimated discounted cash flow of the lease payments, less the estimated sublease income. In addition, as a result of the lower head count resulting from the workforce reduction, we disposed of certain software licenses used by the engineering workforce resulting in a charge of $3.4 million, which will be paid over the terms of the respective licenses.

•	Property and equipment impairments—As a result of lower head count and facility closure we accelerated depreciation and abandoned a substantial amount of leasehold improvements as well as furniture, fixtures and employee workstations. This resulted in a charge of $7.5 million in the first quarter of fiscal 2004 for the abandoned assets.

As a result of our April 2003 restructuring activities, we anticipated we would realize approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $36 million of annual savings relating to operating expenses in fiscal 2004. However, in November 2003 we elected to reoccupy a portion of the 58,000 square foot building in San Diego. This decision was based on the acquisition of JNI Corporation and the need to integrate the operations of the two companies in order to achieve the planned cost savings. As a result of this decision to reoccupy the San Diego building, we reversed a portion of the prior accrual for the excess lease commitment and reinstated the book value of the leasehold improvements, which were previously abandoned. We recorded a net restructuring benefit of approximately $2.4 million related to this activity. In addition, we recorded an adjustment to the amount of accrued severance of approximately $200,000 because we overestimated the amount of severance that would be paid.

In November 2003, we implemented a fourth workforce reduction and restructuring. The November 2003 workforce reduction was implemented as a means to achieve certain cost savings anticipated in connection with the fiscal 2004 acquisitions. The restructuring consisted of the elimination of approximately 50 employees and the abandonment of certain leased property. As a result of the November restructuring, the Company recorded a charge of approximately $2.8 million, consisting of $1.2 million for employee severance and $1.6 million for excess facilities costs. The amount for employee severance was substantially paid by the end of fiscal 2004 and the amounts to be paid for the excess lease commitments will be paid over the remaining lease term ending in October 2005. We estimate that as a result of the November 2003 work force reductions we will achieve annual operating expense savings of approximately $7 million in fiscal 2005.

Interest and Other Income and Expenses.    The following table presents interest and other income and expenses for the fiscal year ended March 31, 2004 and March 31, 2003 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income, net	$35,007	26.7%	$47,719	47.0%	$(12,712)	-26.6%
Other income (expense), net	8,340	6.4%	(11,952)	-11.8%	20,292	-169.8%

Net Interest Income.    Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease in 2004 is primarily due to lower interest income as a result of lower yields and lower cash balances.

Other Income (Expense).    Other income (expense) primarily includes recorded gains and losses on strategic equity investments as well as gains and losses from dispositions of real estate and equipment. Other income (expense) for the year ended March 31, 2004 primarily consisted of a gain on the sale of a parcel of real estate located in Poway, California of approximately $7.6 million and a gain on the sale of a strategic equity investment of approximately $1.0 million. Other income (expense) for the year ended March 31, 2003 primarily consisted of a recognized impairment charge of $13.3 million for certain strategic equity investments and losses of $2.3 million for certain fixed asset disposals, offset by a $3.7 million gain from the sale of real estate.

Income Taxes.    Our income tax benefit in fiscal 2004 was $1.8 million. The benefit primarily reflects the reversal of our income tax accrual upon the completion of an IRS audit for the fiscal years through 2001. No additional income tax benefits were accorded for our tax losses in fiscal 2004 or 2003 because we believe that it is more likely that these assets will not be utilized because of our recent cumulative losses and full utilization of our loss carrybacks. Accordingly, we have provided a full valuation allowance for these deferred tax assets. At March 31, 2004, we provided a valuation allowance against our net deferred tax assets in the amount of $396.2 million.

Comparison of the Year Ended March 31, 2003 to the Year Ended March 31, 2002

Net Revenues.    Net revenues for the year ended March 31, 2003 were approximately $101.6 million, representing a decrease of 34% from the net revenues of approximately $152.8 million for the year ended March 31, 2002. The decline in revenues was primarily due to a decrease in the volume of shipments of our communications ICs, reflecting reduced demand for our communications products as our customers faced slower demand for their products. This decrease in the volume of shipments of our communications ICs was partially offset by increases in the revenues of our non-communications ICs. The increase in non-communications IC revenues was driven by the fulfillment of certain last-time-buy orders generated as a result of the closure of our wafer fabrication facility at which the majority of our non-communications ICs were made. See the following table (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2003		2002
	Amount	% of Net Revenue	Amount	% of Net Revenue
Communications	$65,577	64.6%	$128,273	83.9%	$(62,696)	-48.9%
Other	36,014	35.4%	24,567	16.1%	11,447	46.6%

Net revenue	$101,591	100.0%	$152,840	100.0%	$(51,249)	-33.5%

Revenues based on direct shipments outside of the United States of America accounted for 41% of net revenues for the year ended March 31, 2003, compared to 42% for the year ended March 31, 2002.

Gross Profit.    The following table presents net revenue, cost of revenue and gross profit for fiscal year ended March 31, 2003 and March 31, 2002 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2003		2002
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$101,591	100.0%	$152,840	100.0%	$(51,249)	-33.5%
Cost of revenues	61,900	60.9%	150,924	98.7%	(89,024)	-59.0%

Gross profit	$39,691	39.1%	$1,916	1.3%	$37,775	1971.6%

The net increase in gross profit is primarily attributable to a decrease in non-cash acquisition-related charges of $52 million and a special charge of $15.9 million in fiscal 2002 for excess inventory, which were partially offset by approximately $4.0 million of increased under-utilization of our wafer fabrication and testing facilities, a decrease in the volume of product shipments, and accelerated depreciation as a result of the closure of the internal wafer fabrication facility of $2.0 million. Approximately $6.3 million and $58.3 million of non-cash purchased intangible charges were included in cost of revenues in the years ended March 31, 2003 and 2002, respectively.

Research and Development and Selling, General and Administrative Expenses.    The following table presents research and development and selling, general and administrative expenses for fiscal year ended March 31, 2003 and March 31, 2002 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2003		2002
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$131,909	129.8%	$154,622	101.2%	$(22,713)	-14.7%
Selling, general and administrative	59,588	58.7%	75,656	49.5%	(16,068)	-21.2%

Research and Development.    The decrease in R&D spending for the year ended March 31, 2003 is a result of streamlining and prioritizing of our product development efforts, a reduction of subcontracting costs of $9.9 million and reduced payroll and related benefit expenses of $13.4 million due to the effect of our workforce reductions.

Selling, General and Administrative.    The decrease in SG&A expenses in absolute dollars was primarily attributable to the decrease in payroll and related benefit expenses of $6.7 million as a result of reduced headcount, decreases in sales commissions of $2.3 million as a result of lower net revenues and decreases of $0.6 million in travel expenses and $1.2 million in marketing expenses as we reduced discretionary spending.

Stock-Based Compensation.    The following table presents stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for fiscal year ended March 31, 2003 and March 31, 2002, all of which was excluded from those operating expenses (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2003		2002
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$70,840	69.7%	$71,760	47.0%	$(920)	-1.3%
Selling, general and administrative	58,510	57.6%	66,425	43.5%	(7,915)	-11.9%

	$129,350	127.3%	$138,185	90.5%	$(8,835)	-6.4%

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

Goodwill and Purchased Intangible Asset Impairment Charges.    The following table presents goodwill and purchased intangible asset impairment charges for fiscal year ended March 31, 2003 and March 31, 2002 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2003		2002
	Amount	% of Net Revenue	Amount	% of Net Revenue
Purchased intangible asset impairment charges	$204,284	201.1%	$—	0.0%	$204,284	100.0%
Goodwill impairment charges	186,389	183.5%	3,101,817	2029.5%	(2,915,428)	-94.0%

Upon adoption of SFAS 142 during the first quarter of fiscal 2003, we completed our initial goodwill impairment review. As a result, we recorded a $102.2 million non-cash charge for the impairment of goodwill, which is reflected as the cumulative effect of an accounting change in the accompanying consolidated statements of operations. In performing the fair value analysis as required under SFAS 142, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, we performed an analysis of these assets as required under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” and recorded non-cash charges in the year ended March 31, 2003 of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These amounts are reflected as components of operating loss. Throughout fiscal 2003, the estimates of carrier capital equipment spending continued to decline and for much of the year our book value exceeded our market capitalization. To coincide with our annual long range planning process we assess goodwill for impairment annually in the forth quarter. As a result of a decline in our estimated long-range net revenue, and particularly, the long-range revenue associated with our acquired businesses, we determined that goodwill was further impaired and recorded an additional $186.4 million impairment charge to reduce the carrying value of goodwill, which is also reflected as a component of operating loss.

Prior to the adoption of SFAS 142, we reviewed the value of our intangible assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”, or SFAS 121. In the first quarter of the year ended March 31, 2002, industry conditions were weak, market valuations had dropped significantly and estimates of carrier capital equipment spending in the future were significantly reduced. These macro economic factors significantly reduced the estimated revenue and cash flows expected to be generated by our acquired companies. As a result, we determined that there were indicators of impairment to the carrying value of our goodwill and purchased intangibles. Based on an analysis of the estimated cash flows related to the acquired companies we recorded a charge of $3.1 billion to write down the value of these intangible assets.

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

Restructuring Charges.    Restructuring charges for the fiscal year ended March 31, 2003 were $7.3 million, representing a decrease of 37% from the restructuring charges for the year ended March 31, 2002 of $11.6 million.

Interest and Other Income and Expenses.    The following table presents interest and other income and expenses for the fiscal year ended March 31, 2003 and March 31, 2002 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2003		2002
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income, net	$47,719	47.0%	$47,477	31.1%	$242	0.5%
Other income (expense), net	(11,952)	-11.8%	(14,592)	-9.5%	2,640	-18.1%

Net Interest Income.    Net interest income for the year ended March 31, 2003 was consistent with the year ended March 31, 2002, due to the realization of gains on sales of short-term investments offset by lower interest income due to lower yields and cash balances in fiscal 2003.

Other Income (Expense).    Other income (expense) for the year ended March 31, 2003 primarily consists of a recognized impairment charge of $13.3 million for certain strategic equity investments and losses of $2.3 million for certain fixed asset disposals, offset by a $3.7 million gain from the sale of real estate. Other income (expense) for the year ended March 31, 2002 primarily reflects a gain on strategic equity investments of $1.2 million, offset by an impairment charge for strategic equity investments of $15.0 million and certain losses on fixed asset disposals.

Income Taxes.    The difference between our effective tax rate and the federal statutory rate for the year ended March 31, 2003 resulted from the fact that we established valuation allowances for our deferred tax assets generated during the fiscal year, as it is more likely than not that our net operating loss and other credit carryforwards will expire unused. The difference between our effective tax rate and the federal statutory rate for the year ended March 31, 2002 resulted primarily from the nondeductibility of certain acquisition-related expenses from our purchase transactions completed during fiscal 2001.

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

Impact of Adoption of Accounting Standard

The following table presents the impact of SFAS 142 on the net loss and the net loss per share as if SFAS 142 had been in effect for all periods presented in the consolidated statements of operations (in thousands, except per share amounts):

	Fiscal Years Ended March 31,
	2004	2003	2002
Net loss—as reported	$(104,877)	$(745,541)	$(3,605,690)
Adjustments:
Cumulative effect of accounting change	—	102,229	—
Amortization of goodwill	—	—	230,250
Amortization of assembled workforce previously classified as purchased intangible assets	—	—	4,193
Income tax effect	—	—	(1,698)

Total adjustments	—	102,229	232,745

Net loss—as adjusted	$(104,877)	$(643,312)	$(3,372,945)

Basic and diluted net loss per share—as reported	$(0.34)	$(2.47)	$(12.08)

Basic and diluted net loss per share—as adjusted	$(0.34)	$(2.14)	$(11.30)

Financial Condition and Liquidity

As of March 31, 2004, our principal source of liquidity consisted of $861.0 million in cash, cash equivalents and short-term investments. Working capital as of March 31, 2004 was $841.5 million. At the end of fiscal 2004, we had contractual obligations not included on our balance sheet totaling $70.1 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For fiscal 2004, we used $42.5 million of cash to fund our operations compared to using $47.7 million in fiscal 2003 and using $35.7 million in fiscal 2002. Although we had a net loss of $104.9 million in fiscal 2004, $79.8 million consisted of non-cash charges such as $20.4 million of depreciation, amortization of purchased intangibles of $10.1 million and stock based compensation of $21.2 million. The remaining change in operating cash flows for fiscal 2004 primarily reflects increases in accounts receivable, as a result of higher net revenues, a decrease in accrued interest income and prepaid software licenses as a result of lower investment balances and lower quantities of software licenses. Net cash used for operations in fiscal 2003 primarily reflects our operating results before noncash charges, as well as decreases in accounts receivable, as a result of lower revenues, decreased inventory resulting from lower expectations of demand and excess inventory charges, decreased accounts payable, as a result of reduced overall spending and reduced deferred tax liabilities.

We generated $195.7 million of cash from investing activities during fiscal 2004, compared to using $145.2 million and generating $323.0 million in fiscal 2003 and 2002, respectively. The outflow of cash in fiscal 2004 primarily represents net cash paid for acquisitions, which was offset by proceeds from the sale of real estate and sale and maturities of investments.

Capital expenditures totaled $13.4 million, $4.9 million and $31.3 million for the years ended March 31, 2004, 2003 and 2002, respectively. The capital expenditures in fiscal 2004, 2003 and 2002 primarily consisted of purchases of engineering hardware and design software.

We generated $25.5 million of cash in fiscal 2004 from financing activities compared to generating $7.8 million and using $9.9 million in fiscal 2003 and 2002, respectively. The major financing source of cash in fiscal 2004 and 2003 was from the sale of common stock through the exercise of employee stock options and purchases through the employee stock purchase plan. The major financing use of cash in fiscal 2002 was for the repurchase of approximately 3.6 million shares of our common stock for $29.4 million, offset by $20.8 million of cash from the issuance of our common stock under employee stock plans.

On April 1, 2004, the Company completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions. Under the terms of the agreement, AMCC acquired all outstanding shares of 3ware, Inc. for approximately $145.0 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock. This use of cash is not reflected in the Consolidated Statement of Cash Flows for the year ended March 31, 2004, as it occurred subsequent to the end of our fiscal year.

On May 5, 2004, the Company completed the acquisition of the assets and intellectual property associated with IBM’s 400 series of embedded PowerPC® standard products for approximately $227.9 million in cash. This use of cash is not reflected in the Consolidated Statement of Cash Flows for the year ended March 31, 2004, as it occurred subsequent to the end of our fiscal year.

In October 2002, our board of directors approved a stock repurchase program whereby we are authorized to expend up to $200.0 million to purchase our common stock. Depending on market conditions and other factors, purchases may be made from time to time in the open market and in negotiated transactions, including block transactions, at times and prices considered appropriate by us. Such program may be discontinued at any time. As of March 31, 2004, we had not made any purchases under the program.

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

The following table summarizes our contractual payment obligations and commitments as of March 31, 2004 (in thousands). This table should be read in conjunction with the notes to the consolidated financial statements.

	Operating Leases	Capital Leases	Other Purchase Commitments	Total
	(in thousands)
Fiscal years ended:
2005	$19,809	$314	$13,900	$34,023
2006	10,374	—	—	10,374
2007	7,251	—	—	7,251
2008	4,864	—	—	4,864
2009	4,572	—	—	4,572
Thereafter	9,303	—	—	9,303

Total	$56,173	$314	$13,900	$70,387

This table does not include cash paid of approximately $145.0 million or $227.9 million for the acquisition of 3ware, Inc or the assets and licenses associated with the Embedded Processor Business, respectively.

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity contract manufacturing services, purchased parts and raw materials;

•	problems or delays that we may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	changes in the mix of products that our customers buy;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	costs associated with compliance with applicable environmental and other governmental regulations;

•	the effects of changes in accounting standards, including rules regarding the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, litigation judgments or settlements relating to the use or ownership of intellectual property, the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws and various state claims or other claims arising out of our operations;

•	the ability of our customers to obtain components from their other suppliers;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test or assembly constraints for our devices, which adversely affect our ability to meet our production obligations;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

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

We derive a majority of our revenues from sales of IC products and subsystems to communications equipment manufacturers. The communications equipment industry has experienced a significant extended downturn and as a result, the financial condition of many telecommunications companies has significantly declined. This downturn has severely affected carrier capital equipment expenditures, which in turn has affected the demand for our communications IC products and our revenues and profitability. We cannot predict how long this downturn will last, but as long as it does, our revenues and profitability will continue to be impacted. Our need to continue investment in research and development during this downturn and to maintain extensive ongoing customer service and support constrains our ability to reduce expenses.

In addition to the downturn in the communications equipment industry, since late 2000 large enterprises throughout the global economy have significantly reduced their spending on information technology products such as our storage products. We cannot predict the depth or duration of this downturn in spending, and if it grows more severe or continues for a long period of time, our ability to derive or maintain revenues from our storage business may be impaired. Because we intend to continue to make significant investments in research and development in our storage business and to maintain its customer service and support capabilities, any resulting decline in its revenues will have a significant adverse impact on our operating results.

We expect revenues that are currently derived from non-communications IC’s will decline in future periods.

We derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets in the past. The majority of these products were manufactured at our internal wafer fabrication facility, which closed in March 2003. Throughout most of fiscal 2003, we were fulfilling last-time-buy orders for parts manufactured in this facility. As a result of the last-time-buy program in fiscal 2003, our revenues from sales of our non-communications IC products decreased to $13.9 million for the year ended March 31, 2004 from $36.0 million for the year ended March 31, 2003. We will continue to sell products for these markets for the foreseeable future, but the volumes and revenues are expected to be modest.

Our business substantially depends upon the continued growth of the Internet.

A substantial portion of our business and revenue depends on the continued growth of the Internet. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. OEMs and other customers that buy our storage products are similarly dependent on continued Internet growth and information technology spending. As a result of the economic slowdown, the significant decline in the financial condition of many telecommunications companies and the reduction in capital spending, spending on Internet infrastructure has declined. To the extent that the economic slowdown and reduction in capital spending continues to adversely affect spending on Internet infrastructure, our business, operating results, and financial condition will continue to be materially harmed.

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

Our products typically have lengthy sales cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. In addition, our average product life cycles tend to be short and, as a result, we may hold excess or obsolete inventory that could adversely affect our operating results.

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, anticipated sales could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

While our sales cycles are typically long, our average product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

An important part of our strategy is to continue our focus on the markets for wireline communications and storage infrastructure. If we are unable to further expand our share of these markets, our revenues may not grow and could further decline.

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

Because a significant portion of our storage products are designed to work with servers from Sun Microsystems, our storage business will be adversely affected if demand for Sun’s servers does not expand, or by our failure to market and sell our HBAs that interoperate with operating systems other than the Sun Solaris operating system.

A substantial majority of the historical revenues from our storage business are derived from sales of HBAs that include software designed to work with the Sun Microsystems Solaris operating system. These HBAs have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products’ interoperability with the Solaris operating system. To increase our revenues and grow our storage business, we must increase our position in Solaris environments and build market share with our newer products that interoperate with other operating systems. These products have not obtained market penetration comparable to what we have achieved in the Solaris environment, and our ability to increase market share is subject to the risks inherent in the commercialization of new products. In particular, competition in the market for non-Solaris Fibre Channel HBAs is fierce, and it will be challenging to displace incumbent suppliers such as Emulex and Qlogic to expand our market share. To achieve increased market share, it may be necessary for us to reduce our product prices in these new markets. This strategy may not be successful in increasing our market share, and it could affect pricing in our existing markets. We may not be successful in marketing and selling our new products, and we cannot assure you that our intended customers will purchase our products instead of competing products. Our failure to obtain a significant share of the market for HBAs compatible with operating systems other than the Solaris operating system would impair our growth and harm our operating results. Also, in light of our dependence on interoperability with the Solaris operating system, our revenues and operating results also may suffer if the demand for Sun’s servers, and particularly its high-end servers, does not expand.

Because a significant portion of our HBAs are integrated with storage devices manufactured by a limited number of storage companies, the future revenue growth of our storage business depends on our ability to obtain OEM certifications for the new and existing products of these manufacturers and on the increased demand for such products.

We believe that the majority of our storage products are used to form connections to storage arrays manufactured by companies such as EMC, Hitachi Data Systems, Network Appliance, StorageTek or Sun Microsystems. To a material extent, the future revenue growth of our storage business depends upon the continued acceptance of and increased demand for the storage products offered by these vendors and other like vendors. To maintain and expand our position with these vendors, we must continue to provide high quality, early-to-market, high-performance HBAs at competitive prices. Even if we are able to meet the demands of these vendors, it is possible that they will develop or acquire products or technologies that make our storage products uncompetitive. These vendors may form alliances with other industry participants or competitive suppliers of HBAs that could adversely impact the demand for our storage products. If we are unable to timely obtain OEM certifications for new storage products offered by these vendors, they could make arrangements with competing HBA manufacturers that would make our products less competitive for both existing and new storage arrays. If we are unable to maintain or expand our relationships with vendors such as EMC, Hitachi Data Systems, Network Appliance, StorageTek or Sun Microsystems, our revenues may suffer.

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

International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. As a result, an increasing portion of our revenues may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign subsidiary operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	reduced protection for intellectual property rights in some countries;

•	longer payment cycles to collect accounts receivable in some countries;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

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

As a result of the significant economic slowdown and the related uncertainties in our industry, we implemented a restructuring plan in the first quarter of fiscal 2004. The plan focused on cost reductions and operating efficiencies, and included workforce reductions. Additionally, in the third quarter of fiscal 2004 we had a workforce reduction in connection with synergistic plans associated with the acquisition of the PRS business and JNI Corporation. Employees directly affected by the reductions may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, that future operations will improve or that the completion of restructuring will not disrupt our operations. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities.

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

To develop new products for the communications IC and storage markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. We must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet customers’ changing needs. We must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. If we are not successful in introducing such advances, we will be unable to timely bring to market new products and our revenues will suffer.

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

The markets in which we compete are highly competitive and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share. Our ability to compete successfully in our markets depends on a number of factors, including:

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, interoperability, reliability, performance and certification;

•	customer support;

•	time-to-market;

•	price;

•	production efficiency;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers’ products;

•	market acceptance of competitors’ products; and

•	general economic conditions.

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

In the storage market, we primarily compete against companies such as Emulex, QLogic, Agilent Technologies, Hewlett-Packard and LSI Logic. As a result of our acquisition of IBM’s 400 series of embedded PowerPC® standard products in May 2004, our list of competitors has been expanded to include large technology companies such as Motorola and IBM. Many of these companies have substantially greater financial, marketing and distribution resources than we have. Emulex and Qlogic have entered the Sun Solaris segment of the SAN market, which is the primary market for our SAN products. We may also face competition from new entrants to the SAN market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. The storage market continues to mature and become commoditized. To the extent that commoditization leads to significant pricing declines, whether initiated by us or by a competitor, we will be required to increase our product volumes and reduce our costs of goods sold to avoid resulting pressure on our profit margin for these products, and we cannot assure you that we will be successful in responding to these competitive pricing pressures.

Our HBA products may also compete at the end-user level with other current or future technology alternatives. Businesses that implement SANs may select fully-integrated SAN systems that are offered by large product solution companies. Because these systems typically do not interoperate with our products, customers that invest in these systems will be less likely to purchase our products. Unless we are able to develop products based on other emerging connectivity technologies, our SAN business could suffer if the market for Fibre Channel products grows more slowly than we anticipate as a result of competition from these technologies. To the extent that we develop products based on other standards, such as our InfiniBand products, we will face competition in the markets for these products that may come from larger technology companies such as Emulex, IBM, QLogic and Sun. We may not succeed, for competitive or other reasons, in achieving market penetration with our InfiniBand or other potential products directed at new markets.

The closing of our internal wafer fabrication facility could result in unanticipated liability and reduced revenues.

In the past we have derived a significant portion of our revenues from products manufactured in our internal wafer fabrication facility. This facility was closed during fiscal 2003 and we no longer have the ability to manufacture products in the facility, which subjects us to substantial risks, including:

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

In the past, we relied on outside foundries for the manufacture of the majority of our IC products. Now that we have closed our internal foundry, all of our IC products will be manufactured by outside foundries. These outside foundries generally manufacture our products on a purchase order basis, and we generally do not have long-term supply arrangements with these suppliers. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

Our IC products are generally only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies’ products while reducing deliveries to us on short notice. Because establishing relationships, designing or redesigning ICs, and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products.

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

Some companies that supply our customers are similarly dependent on a limited number of suppliers to produce their products. These other companies’ products may be designed into the same networking equipment into which our products are designed. Our order levels could be reduced materially if these companies are unable to access sufficient production capacity to produce in volumes demanded by our customers because our customers may be forced to slow down or halt production on the equipment into which our products are designed.

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

Changes in the accounting treatment of stock options could adversely affect our results of operations.

The Financial Accounting Standards Board has announced its tentative decision to require companies to expense employee stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for financial reporting purposes. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and FAS 128. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 1 of Notes to Consolidated Financial Statements.

Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel and our ability to identify, hire and retain additional, qualified personnel.

Our future success depends to a significant extent upon the continued service of our key senior management personnel. The loss of a key senior executive could have a material adverse effect on us. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development.

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

Our business strategy contemplates the acquisition of other companies, products and technologies. Merger and acquisition activities involve numerous risks and we may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

Acquiring products, technologies or businesses from third parties is part of our business strategy. The risks involved with merger and acquisition activities include:

•	potential dilution to our stockholders, or use of a significant portion of our cash reserves;

•	diversion of management’s attention;

•	failure to retain key personnel;

•	difficulty in completing an acquired company’s in-process research or development projects;

•	amortization of acquired intangible assets and deferred compensation;

•	customer dissatisfaction or performance problems with an acquired company’s products or services;

•	costs associated with acquisitions or mergers;

•	difficulties associated with the integration of acquired companies, products or technologies;

•	difficulties competing in markets that are unfamiliar to us;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm our business, financial condition and results of operations.

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record various significant impairment charges against these assets as noted in our financial statements. At March 31, 2004, we have 240.2 million of goodwill and purchased intangible assets. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

Our chief executive officer, current and former chief financial officer and certain of our other executive officers and directors, have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects for the fourth quarter of fiscal 2001. In addition, JNI Corporation, which we acquired in October 2003, also has a number of pending lawsuits. We believe that the claims being brought against us, including the claims pending against JNI Corporation and our officers and directors, are without merit, and we intend to engage in a vigorous defense against such claims. If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources, which could have an adverse effect on our business.

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

We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, former employees or third parties could attempt to penetrate our network to misappropriate our proprietary information or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.

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

Item 7A.    Quantitative and Qualitative Disclosure about Market Risk

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed and asset backed securities and closed-end bond funds with investment grade credit ratings as specified in our investment policy. We have also established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We have not used derivative financial instruments.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2004, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $531.9 million and a cost basis of $526.6 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2004 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2004	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Available-for-sale investments	$570,605	$557,261	$544,157	$531,879	$520,198	$509,488	$499,540

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

Item 8.    Financial Statements and Supplementary Data.

Refer to the Index to the Financial Statements on Page F-l and the Quarterly Comparisons included in Item 6 of this report.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2004 (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There have been no significant changes in our internal controls since the Evaluation Date. We are not aware of any significant change in any other factors that could significantly affect our internal controls subsequent to the Evaluation Date.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our 2004 annual meeting of stockholders, and the information included in the proxy statement is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant.

(a) Executive Officers—See the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report.

(b) Directors—The information required by this Item is contained in the section entitled “Election of Directors” in the proxy statement.

Additional information required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the proxy statement and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that all executive officers and management employees must review and abide by (including our principal executive officer, principal financial officer and principal accounting officer), which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.amcc.com in the Investor Information section under the heading “Corporate Governance”.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Set forth in the table below is certain information regarding securities authorized for issuance under equity compensation plans as of March 31, 2004:

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity plans (excluding securities in column (a)) (c)
Equity compensation plans approved by stockholders (1)	26,902,727	$6.99	15,217,953
Equity compensation plans not approved by stockholders (2)	33,130,114	7.68	33,097,491

Total (3)	60,032,841	$7.37	48,315,444

(1)	Includes 5.8 million shares available for future issuance under our 1998 Employee Stock Purchase Plan.
(2)	Issued under our 2000 Equity Incentive Plan and the 1998 Stock Incentive Plan (assumed in acquisition of Cimaron Communications Corporation), and the 1997 and 1999 Stock Option Plans (assumed in acquisition of JNI Corporation). See the plan descriptions following.
(3)	Excludes options assumed through acquisitions in which we did not assume the related equity plan; at March 31, 2004, such options to purchase 3.7 million shares were outstanding with a weighted-average exercise price of $11.69 per share.

Equity Compensation Plans Not Approved by Stockholders

In March 2000, we adopted the 2000 Equity Incentive Plan. We have reserved a total of 62.0 million shares for the grant of nonstatutory stock options to our employees, directors and consultants and our affiliates under this plan. At March 31, 2004, approximately 32.4 million shares were outstanding and 27.7 million shares were available for future grant under the 2000 Equity Incentive Plan.

In connection with our acquisition of Cimaron Communications Corporation in March 1999, we assumed options and other stock awards granted under Cimaron’s 1998 Stock Incentive Plan covering approximately 7.5 million shares of common stock. The terms of the plan provide for the grant of nonstatutory stock options, restricted stock, or other stock based awards to employees, officers, directors, consultants, and advisors. At March 31, 2004, approximately 217,000 shares were outstanding and 3.3 million shares were available for future grant under the 1998 Stock Incentive Plan.

In connection with our acquisition of JNI Corporation in October 2003, we assumed options granted under JNI’s 1997 and 1999 Stock Option Plans covering approximately 2.3 million shares of common stock and the 1.8 million shares remaining available for future grant under these plans were added to the share reserve under AMCC’s 1992 Stock Option Plan, a stockholder approved plan. At March 31, 2004, approximately 505,000 shares were outstanding under the JNI plans and approximately 17.1 million shares were available for future grant under AMCC’s 1992 Stock Option Plan of which 2.1 million came from the assumed JNI plans.

Our Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by us until such ownership rights have vested, or exercisable upon vesting. Vesting generally occurs over four years. Options are granted at prices at least equal to fair value of our common stock on the date of grant. None of these plans was required to be approved by our stockholders at the time the plan was implemented and were therefore never submitted to our stockholders for approval.

Additional information required by this Item is incorporated by reference to the section entitled “Common Stock Ownership of Certain Beneficial Owners and Management” in the proxy statement.

Item 13.    Certain Relationships and Related Transactions.

The information required by this Item is incorporated by reference to the section entitled “Certain Transactions” in the proxy statement.

Item 14.    Principal Accountant Fees and Services.

The information required by this Item is contained in the section entitled “Audit and Other Fees,” in the proxy statement and is incorporated herein by reference.

PART IV

Item 15.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements of the Company are included herein as required under Item 8 of this report. See Index to Financial Statements on page F-l.

(2) Financial Statement Schedules

For the three fiscal years ended March 31, 2004—Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

(a) Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(3)	Form of Indemnification Agreement between the Company and each of its Officers and Directors.

10.3(4)	*Form of Option Agreement related to 1992 Stock Option Plan.

10.4(13)	*1992 Stock Option Plan as amended.

10.5	*1997 Directors’ Stock Option Plan as amended, and form of Option Agreement.

10.6(3)	*401(k) Plan, effective April 1, 1985 and form of Enrollment Agreement.

10.9(3)	Industrial Real Estate Lease, dated October 29, 1996 between the Company and ADI Mesa Partners AMCC, L.P. (the Sequence Drive lease).

10.18(10)	*Employment Agreement, dated December 10, 2002 by and between the Company and David Rickey.

10.24(5)	*1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.26(4)	*1998 Stock Incentive Plan of Cimaron Communications Corporation as amended, adopted by Registrant in merger transaction, effective March 17, 1999.

10.30(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and Registrant dated February 17, 1999.

10.32(11)	Amendment No. 1 to the Engineering Building Lease dated November, 1999.

10.33(4)	*2000 Equity Incentive Plan as amended, and form of Option Agreement.

10.35(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.

10.36(8)	Agreement to Acquire Land in Poway, California by and between Tech Business Center, LLC and Registrant dated September 29, 2000.

10.37(5)	MMC Networks, Inc. 1997 Stock Plan and Form of Option Agreement.

10.38(4)	*AMCC Deferred Compensation Plan

10.42(12)	+Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(12)	+Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.44	*JNI Corporation 2000 Non-Qualified Stock Option Plan, terms of Stock Option Agreement and form of Stock Option Grant Agreement thereunder.

10.45	*JNI Corporation Amended and Restated 1999 Stock Option Plan, terms of Stock Option Agreement and form of Stock Option Grant Agreement thereunder.

10.46	*Jaycor Networks, Inc. 1997 Stock Option Plan, as amended, and forms of Incentive Stock Option Agreement and Nonstatutory Stock Option Agreement thereunder.

11.1(9)	Computation of Per Share Data under SFAS No. 128.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 62).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.
+	The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000.
(2)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended December 31, 2001.
(3)	Incorporated by reference to identically numbered exhibits filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.
(4)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended June 30, 2002.
(5)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 2001.
(6)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 1999.
(7)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended September 30, 2000.
(8)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended December 31, 2000.
(9)	The Computation of Per Share Data under SFAS No. 128 is included in the Notes to the Consolidated Financial Statements in the F-pages of this report.
(10)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on December 12, 2002.

(11)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2000.
(12)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-8 on October 29, 2003.

(b) We filed the following current reports on Form 8-K with the SEC during the quarter ended March 31, 2004:

On March 2, 2004, we announced that we had signed a definitive agreement to acquire 3ware, Inc.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ DAVID M. RICKEY
David M. Rickey Chairman of the Board of Directors, President and Chief Executive Officer

Date: June 10, 2004

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

Signature	Title	Date

/s/ DAVID M. RICKEY David M. Rickey	Chairman of the Board, President and Chief Executive Officer	June 10, 2004

/s/ STEPHEN M. SMITH Stephen M. Smith	Senior Vice President, Chief Financial Officer	June 10, 2004

/s/ ROGER A. SMULLEN, SR. Roger A. Smullen, Sr.	Vice Chairman of the Board	June 10, 2004

/s/ CESAR CESARATTO Cesar Cesaratto	Director	June 10, 2004

/s/ FRANKLIN P. JOHNSON, JR. Franklin P. Johnson, Jr.	Director	June 10, 2004

/s/ L. WAYNE PRICE L. Wayne Price	Director	June 10, 2004

/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	June 10, 2004

/s/ HARVEY P. WHITE Harvey P. White	Director	June 10, 2004

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Applied Micro Circuits Corporation

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2003 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 2003 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company adopted Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP
San Diego, California
April 16, 2004

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,
	2004	2003
Assets
Current assets:
Cash and cash equivalents	$329,162	$150,556
Short-term investments—available-for-sale	531,879	885,584
Accounts receivable	23,284	5,634
Inventories	8,490	7,178
Other current assets	16,208	23,623

Total current assets	909,023	1,072,575

Property and equipment, net	37,271	62,035
Goodwill and purchased intangibles, net	240,193	88,219
Other assets	1,616	759

Total assets	$1,188,103	$1,223,588

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,164	$12,689
Accrued payroll and related expenses	9,189	7,760
Other accrued liabilities	35,539	26,012
Deferred revenue	4,361	3,674
Current portion of long-term debt and capital lease obligations	303	1,265

Total current liabilities	67,556	51,400

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at March 31, 2004
Issued and outstanding shares—310,985 at March 31, 2004 and 303,751 at March 31, 2003	3,110	3,038
Additional paid-in capital	5,937,568	5,908,063
Deferred compensation, net	(3,299)	(30,406)
Accumulated other comprehensive income or loss	5,352	8,800
Accumulated deficit	(4,822,184)	(4,717,307)

Total stockholders’ equity	1,120,547	1,172,188

Total liabilities and stockholders’ equity	$1,188,103	$1,223,588

See Accompanying Notes to Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2004	2003	2002
Net revenues	$131,177	$101,591	$152,840
Cost of revenues (1)	57,601	61,900	150,924

Gross profit	73,576	39,691	1,916
Operating expenses:
Research and development	112,594	131,909	154,622
Selling, general and administrative	45,121	59,588	75,656
Stock-based compensation:
Research and development	15,444	70,840	71,760
Selling, general and administrative	5,195	58,510	66,425
Acquired in-process research and development	21,800	—	—
Purchased intangible asset impairment charges	—	204,284	—
Goodwill impairment charges	—	186,389	3,101,817
Amortization of goodwill and purchased intangibles	1,097	—	239,563
Restructuring charges	22,325	7,250	11,577

Total operating expenses	223,576	718,770	3,721,420

Operating loss	(150,000)	(679,079)	(3,719,504)
Interest income, net	35,007	47,719	47,477
Other income (expense), net	8,340	(11,952)	(14,592)

Loss before income taxes and cumulative effect of accounting change	(106,653)	(643,312)	(3,686,619)
Income tax expense (benefit)	(1,776)	—	(80,929)

Loss before cumulative effect of accounting change	(104,877)	(643,312)	(3,605,690)
Cumulative effect of accounting change	—	(102,229)	—

Net loss	$(104,877)	$(745,541)	$(3,605,690)

Basic and diluted net loss per share:
Loss per share before cumulative effect of accounting change	$(0.34)	$(2.14)	$(12.08)
Cumulative effect of accounting change	—	(0.33)	—

Net loss per share	$(0.34)	$(2.47)	$(12.08)

Shares used in calculating basic and diluted net loss per share	306,476	301,252	298,502

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$564	$2,536	$8,880
Amortization of developed technology	8,971	6,287	58,339
Amortization of purchased inventory fair value adjustment	1,379	—	—

	$10,914	$8,823	$67,219

See Accompanying Notes to Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended March 31,
	2004	2003	2002
Operating activities:
Net loss	$(104,877)	$(745,541)	$(3,605,690)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	20,410	31,782	29,868
Write-off of inventories	—	5,536	1,743
Amortization of goodwill and purchased intangibles	10,068	6,287	297,902
Acquired in-process research and development	21,800	—	—
Goodwill and purchased intangible asset impairment charges	—	492,902	3,101,817
Stock-based compensation expense	21,203	131,886	147,065
Non-cash restructuring charges	6,307	45	8,727
Net loss (gain) on strategic equity investments	(1,048)	13,250	13,775
Loss (gain) on disposals of property	(7,272)	(1,313)	950
Changes in operating assets and liabilities:
Accounts receivables	(14,919)	9,893	69,701
Inventories	2,633	3,894	14,389
Other assets	8,577	5,125	(5,622)
Accounts payable	(506)	(5,689)	(19,691)
Accrued payroll and other accrued liabilities	(5,020)	2,839	(13,393)
Deferred income taxes	—	—	(74,334)
Deferred revenue	99	1,451	(2,864)

Net cash used for operating activities	(42,545)	(47,653)	(35,657)
Investing activities:
Proceeds from sales and maturities of short-term investments	5,835,959	4,568,648	2,696,973
Purchases of short-term investments	(5,485,682)	(4,725,350)	(2,345,733)
Repayments (advances) on notes receivable from employees	62	(10)	93
Purchase of property, equipment and other assets	(13,443)	(4,913)	(31,251)
Proceeds from the sale of strategic equity investments	1,760	—	2,902
Proceeds from sale of real estate	24,881	16,432	—
Net cash paid for acquisitions	(167,869)	—	—

Net cash provided by (used for) investing activities	195,668	(145,193)	322,984
Financing activities:
Proceeds from issuance of common stock	26,873	8,588	20,798
Repurchase of common stock	—	—	(29,428)
Repayment of note receivable from stockholder	—	47	—
Payments on capital lease obligations	(763)	(304)	(579)
Payments on long-term debt	(607)	(714)	(668)
Other	(20)	193	(55)

Net cash provided by (used for) financing activities	25,483	7,810	(9,932)

Net increase (decrease) in cash and cash equivalents	178,606	(185,036)	277,395
Cash and cash equivalents at beginning of period	150,556	335,592	58,197

Cash and cash equivalents at end of period	$329,162	$150,556	$335,592

Supplementary cash flow disclosure:
Cash paid for:
Interest	$32	148	214

Income taxes	$144	437	742

See Accompanying Notes to Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Notes Receivable from Stockholders	Total Shareholders’ Equity
	Shares	Amount
Balance, March 31, 2001	299,822	$2,998	$5,947,682	$(348,894)	$2,438	$(366,076)	$(47)	$5,238,101
Issuance of common stock	4,276	43	20,755	—	—	—	—	20,798
Repurchase of Company stock	(3,630)	(36)	(29,392)	—	—	—	—	(29,428)
Stock-based compensation expense	—	—	—	147,065	—	—	—	147,065
Elimination of deferred compensation related to terminations	—	—	(31,291)	31,291	—	—	—	—
Comprehensive income (loss):
Net loss	—	—	—	—	—	(3,605,690)	—	(3,605,690)
Foreign currency translation loss	—	—	—	—	(56)	—	—	(56)
Unrealized gain on short-term investments, net of tax	—	—	—	—	461	—	—	461

Total comprehensive loss	—	—	—	—	—	—	—	(3,605,285)

Balance, March 31, 2002	300,468	$3,005	$5,907,754	$(170,538)	$2,843	$(3,971,766)	$(47)	$1,771,251
Issuance of common stock	3,283	33	8,555	—	—	—	—	8,588
Stock-based compensation expense	—	—	9	131,877	—	—	—	131,886
Elimination of deferred compensation related to terminations	—	—	(8,255)	8,255	—	—	—	—
Payment on notes	—	—	—	—	—	—	47	47
Comprehensive income (loss):
Net loss	—	—	—	—	—	(745,541)	—	(745,541)
Foreign currency translation loss	—	—	—	—	192	—	—	192
Unrealized gain on short-term investments, net of tax	—	—	—	—	5,765	—	—	5,765

Total comprehensive loss	—	—	—	—	—	—	—	(739,584)

Balance, March 31, 2003	303,751	$3,038	$5,908,063	$(30,406)	$8,800	$(4,717,307)	$—	$1,172,188
Issuance of common stock	7,234	72	26,801	—	—	—	—	26,873
Stock-based compensation expense	—	—	—	21,203	—	—	—	21,203
Deferred compensation related to stock options assumed as a result of acquisitions	—	—	—	(4,157)	—	—	—	(4,157)
Value of assumed options related to acquisition	—	—	12,765	—	—	—	—	12,765
Elimination of deferred compensation related to terminations	—	—	(10,061)	10,061	—	—	—	—
Payment on notes	—	—	—	—	—	—	—	—
Comprehensive income (loss):								—
Net loss	—	—	—	—	—	(104,877)	—	(104,877)
Foreign currency translation loss	—	—	—	—	(20)	—	—	(20)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(3,428)	—	—	(3,428)

Total comprehensive loss	—	—	—	—	—	—	—	(108,325)

Balance, March 31, 2004	310,985	$3,110	$5,937,568	$(3,299)	$5,352	$(4,822,184)	$—	$1,120,547

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies

Business

The Company designs, develops and markets technology products for the communications and storage equipment markets. AMCC’s products are essential for the transport, processing, switching, routing and storage of information worldwide.

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. During the year ended March 31, 2004 the Company completed two purchase acquisitions. The accompanying consolidated financial statements include the results of each business acquired from the date of acquisition. See Note 2.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations and useful life, deferred income tax asset valuation allowances and restructuring costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, or SAB 101, as well as the recently issued SAB No. 104, “Revenue Recognition.” The Company recognizes product revenue when the following fundamental criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors with rights of return is deferred until all return or cancellation privileges lapse. In addition, the Company records reductions to revenue for estimated allowances such as returns and competitive pricing programs. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing programs. Shipping terms are generally FOB shipping point. If actual returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue would result.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market type funds and highly liquid debt instruments with original maturities of three months or less at the date of purchase.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Investments

The Company defines short-term investments as income-yielding securities that can be readily converted to cash. Short-term investments consist of United States Treasury securities and agency bonds, corporate bonds, mortgage-backed and asset back securities and closed-end bond funds. The Company accounts for its short term investments under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The investments which are classified as available-for-sale are adjusted to market value at each period end with the offsetting gain or loss reflected as a separate component of stockholders’ equity, net of tax. These investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

Strategic Equity Investments

The Company enters into certain equity investments for the promotion of business and strategic objectives. These investments are valued at historical cost less any recognized impairments. The Company’s policy requires that these investments are periodically reviewed for impairments that are judged to be other than temporary. If the Company determines that the investment is impaired, the Company records an unrealized loss which permanently reduces the cost basis of the investments. These unrealized losses are included in other income (expense), net on the consolidated statements of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The Company believes all of the financial instruments’ recorded values approximate current values because of their nature and respective durations.

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

The Company invests its excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed securities, asset-backed securities and closed-end bond funds with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its short term investments.

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. These adjustments are generally done on a part-by- part basis. Once established, these adjustments are considered permanent and are not reversed until the related

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

inventory is sold or disposed. From time to time, the Company has established general inventory reserves to cover non-part specific inventory exposure, such as products built without a firm purchase order.

Warranty Reserves

The Company generally provides a one year warranty on production released semi-conductor products and up to three years on board level products. Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets ranging from 3 to 7 years using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the term of the related lease or its estimated useful life. Property and equipment under capital leases are recorded at the net present value of the minimum lease payments and are amortized over the useful lives of the assets.

Goodwill and Purchased Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets acquired. Other purchased intangible assets, including such items as developed technology and trademarks, are amortized on a straight-line basis over the estimated remaining useful lives of the respective assets, ranging from one to ten years.

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

The following table presents the impact of SFAS 142 on the net loss and the net loss per share as if SFAS 142 had been in effect for all periods presented in the consolidated statements of operations (in thousands, except per share data):

	Fiscal Years Ended March 31,
	2004	2003	2002
Net loss—as reported	$(104,877)	$(745,541)	$(3,605,690)
Adjustments:
Cumulative effect of accounting change	—	102,229	—
Amortization of goodwill	—	—	230,250
Amortization of assembled workforce previously classified as purchased intangible assets	—	—	4,193
Income tax effect	—	—	(1,698)

Total adjustments	—	102,229	232,745

Net loss—as adjusted	$(104,877)	$(643,312)	$(3,372,945)

Basic and diluted net loss per share—as reported	$(0.34)	$(2.47)	$(12.08)

Basic and diluted net loss per share—as adjusted	$(0.34)	$(2.14)	$(11.30)

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company performs its annual impairment review during the fourth quarter each fiscal year or more frequently if the Company believes indicators of impairment are present. FAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based the type of products under development by the acquisition, which initially generated the goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using both a discounted cash flow analysis as well as market comparisons, if available. The determination of fair value requires significant judgment and estimates.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and a pro forma illustration of the effect on net loss and net loss per share if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2004	2003	2002	2004	2003	2002
Expected life (years)	4.0	3.9	4.0	1.2	1.1	0.5
Risk-free interest rate	2.5%	2.8%	4.5%	1.5%	1.6%	3.2%
Volatility	1.00	1.03	1.05	1.03	1.03	1.08
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average fair value	$3.66	$4.22	$13.36	$2.20	$2.19	$9.05

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows:

	Fiscal Years Ended March 31,
	2004	2003	2002
	(In thousands, except per share amounts)
Net loss—as reported	$(104,877)	$(745,541)	$(3,605,690)
Plus: Reported stock-based compensation	21,203	131,886	147,065
Less: Fair value stock-based compensation	(340,970)	(435,940)	(314,764)

Net loss—pro forma	$(424,644)	$(1,049,595)	$(3,773,389)

Reported basic and diluted loss per share	$(0.34)	$(2.47)	$(12.08)

Pro forma basic and diluted loss per share	$(1.39)	$(3.48)	$(12.64)

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

Recent Accounting Pronouncements

In January 2003 the FASB issued FIN 46, Consolidation of Variable Interest Entities (“FIN 46”), which was amended in December 2003. FIN 46 requires an investor with a majority of the variable interests (primary beneficiary) in a variable interest entity (“VIE”) to consolidate the entity and also requires majority and

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

significant variable interest investors to provide certain disclosures. A VIE is an entity in which the voting equity investors do not have a controlling financial interest or the equity investment at risk is insufficient to finance the entity’s activities without receiving additional subordinated financial support from the other parties. Development stage entities that have sufficient equity invested to finance the activities they are currently engaged in and entities that are businesses, as defined in FIN 46, are not considered VIEs. The provisions of FIN 46 were effective immediately for all arrangements entered into with new VIEs created after January 31, 2003. For arrangements entered into with VIEs created before January 31, 2003, the provisions of FIN 46 are effective at the end of the first reporting period ending after March 15, 2004. The Company has completed a review of its strategic equity investments as well as other arrangements to determine whether it is the primary beneficiary of any VIEs. The review did not identify any VIEs.

Reclassification

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.     Acquisitions

The Company completed two acquisitions during the year ended March 31, 2004 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of each business acquired from the date of acquisition. Details of the acquired business are as follows:

JNI Corporation—On October 28, 2003, the Company completed the acquisition of JNI Corporation, a provider of Fibre Channel hardware and software products that form critical elements of storage area networks. AMCC acquired all outstanding shares of JNI Corporation for approximately $196.4 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock.

IBM Power PRS Switch Fabric product line—On September 30, 2003, the Company purchased assets and licensed intellectual property associated with IBM’s Power PRS Switch Fabric product line (“PRS business”) for $47.8 million in cash. On January 1, 2004, the Company exercised an option to purchase additional related assets located in France for $3 million.

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

	JNI	PRS business	Total
Net tangible assets	$74,672	$815	$75,487
In-process research and development	16,100	5,700	21,800
Developed technology	25,600	5,500	31,100
Backlog/customer relationships	1,000	400	1,400
Patents/core technology rights/tradename	7,800	1,700	9,500
Purchased inventory fair value adjustment	1,262	117	1,379
Goodwill	87,270	36,556	123,826

Total consideration	$213,704	$50,788	$264,492

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The total consideration issued in the acquisitions is as follows (in thousands):

	JNI	PRS business	Total
Cash paid and merger fees	$200,939	$50,788	$251,727
Value of assumed options	12,765	—	12,765

Total consideration	$213,704	$50,788	$264,492

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

Pro Forma Data (unaudited)

The pro forma data set forth below gives effect to the purchase of JNI Corporation as if it had occurred at the beginning of each of the periods presented and does not purport to be indicative of what would have occurred had the companies actually been combined nor does it reflect what may occur in the future. The results presented exclude the $16.1 million IPR&D charge, but give effect to the amortization of purchased intangible assets and deferred compensation. During fiscal 2003, the Company incurred a total of $390.7 million of impairment changes for Goodwill and purchased intangibles in addition to the $102.2 million related to the cumulative effect of adopting FAS 142.

	Year Ended March 31,
	2004	2003
	(in thousands, except per share data)
Net revenue	$144,435	$136,169

Net loss before cumulative effect of accounting charge	$(114,846)	$(690,308)

Net loss	$(114,846)	$(792,537)

Basic and diluted loss per share	$(0.37)	$(2.63)

3.    Investments

Short-Term Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in comprehensive income (loss). The basis for computing realized gains or losses is by specific identification.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At March 31, 2004:
U.S. Treasury securities and agency bonds	$68,984	$726	$73	$69,637
Corporate bonds	150,715	2,529	209	153,035
Mortgage-backed and asset-backed securities	238,646	1,663	847	239,462
Closed-end bond funds	68,224	1,949	428	69,745

	$526,569	$6,867	$1,557	$531,879

At March 31, 2003:
U.S. Treasury securities and agency bonds	$253,418	$2,563	$44	$255,937
Corporate bonds	296,591	6,122	2,457	300,256
Mortgage-backed and asset-backed securities	263,278	3,085	928	265,435
Closed-end bond funds	63,559	797	400	63,956

	$876,846	$12,567	$3,829	$885,584

Available-for-sale securities by contractual maturity are as follows (in thousands):

March 31, 2004
Due in one year or less	$60,088
Due after one year through two years	82,867
Greater than two years	388,924

$531,879

Strategic Equity Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or fair value. These investments are included in other assets on the Company’s balance sheet and are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. During fiscal 2004, the Company recognized a gain of $1.0 million when of one of the privately held companies in which the Company had an equity investment was sold. During fiscal 2002 and 2003, as a result of macro economic factors and the decreases in the financial viability of certain of these investments, the Company determined that certain investments were impaired and recorded impairment charges of $15.0 million and $13.3 million, respectively. The fiscal 2002 impairment charge related to an investment in a development stage semiconductor company which was unable to raise additional funding and ceased its operations. Of the total fiscal 2003 impairment charge, $10 million related to one investment in a company that due to its financial condition was forced to raise additional funds at a valuation which represented a substantial decrease from the valuation at which the Company made its investment. At March 31, 2004 and 2003 the balance of these investments included in other assets was $600,000 and $1.2 million, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Certain Financial Statement Information

Accounts receivable (in thousands):

	March 31,
	2004	2003
Accounts receivable	$24,994	$6,964
Less: allowance for bad debts	(1,710)	(1,330)

	$23,284	$5,634

Inventories (in thousands):

	March 31,
	2004	2003
Finished goods	$5,061	$4,455
Work in process	2,376	2,252
Raw materials	1,053	471

	$8,490	$7,178

Property and equipment:

	Useful Life	March 31,
		2004	2003
	(in years)	(in thousands)
Machinery and equipment	5-7	$44,402	$48,772
Leasehold improvements	1-10	9,969	8,981
Computers, office furniture and equipment	3-7	91,411	72,533
Land	N/A	—	17,280

		145,782	147,566
Less accumulated depreciation and amortization		(108,511)	(85,531)

		$37,271	$62,035

Goodwill and other purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	March 31, 2004			March 31, 2003
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,166,727	$(3,974,186)	$192,541	$4,046,685	$(3,974,186)	$72,499
Developed technology and patents	333,900	(288,107)	45,793	294,400	(278,680)	15,720
Customer relationships / backlog	1,400	(489)	911	—	—	—
Tradename/Trademark	24,000	(23,052)	948	22,900	(22,900)	—

	$4,526,027	$(4,285,834)	$240,193	$4,363,985	$(4,275,766)	$88,219

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The changes in the carrying amount of goodwill for the two years ending March 31, are as follows (in thousands):

	2004	2003
Beginning Balance	$72,499	$358,014
Goodwill related to acquisitions (Note 2)	123,826	—
Reclassification of assembled workforce	—	6,304
Cumulative effect of accounting change	—	(102,229)
Impairment losses	—	(186,389)
Adjustment for deferred tax assets related to acquired companies	(3,784)	(3,201)

Ending Balance	$192,541	$72,499

The estimated future amortization expense of purchased intangible assets as of March 31, 2004 is as follows (in thousands):

Fiscal year 2005	14,095
Fiscal year 2006	10,894
Fiscal year 2007	7,597
Fiscal year 2008	7,383
Fiscal year 2009	4,698
Thereafter	2,985

Total	$47,652

Upon the implementation of SFAS No. 142, “Goodwill and Other Intangible Assets”, or SFAS 142, the Company completed the initial goodwill impairment review and recorded a non-cash charge of approximately $102.2 million to reduce the carrying value of goodwill. This charge is reflected as the cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended March 31, 2003. In performing this initial fair value analysis, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, the Company performed an analysis of these assets as required under SFAS 144 and recorded non-cash charges of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These charges are reflected as operating expenses in the consolidated statement of operations for the year ended March 31, 2003. As a result of a decline in the Company’s estimated long-range net revenue, and particularly, the long-range revenue associated with the acquired businesses, the Company determined that goodwill was further impaired and recorded an additional $186.4 million impairment charge to reduce the carrying value of goodwill, which was reflected as a component of operating expenses and occurred in the fourth quarter of fiscal 2003.

Prior to the adoption of SFAS 142, AMCC reviewed the value of intangible assets in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”, or SFAS 121. In the first quarter of the year ended March 31, 2002, industry conditions were weak, market valuations had dropped significantly and estimates of carrier capital equipment spending in the future were significantly reduced. These macro economic factors significantly reduced the estimated revenue and cash flows expected to be generated by the acquired companies. As a result, the Company determined that there were indicators of impairment to the carrying value of goodwill and purchased intangibles. Based on an analysis of the estimated cash flows related to the acquired companies the Company recorded a charge of $3.1 billion to write down the value of these intangible assets.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other accrued liabilities (in thousands):

	March 31,
	2004	2003
Accrued warranty and excess purchase commitments	$6,412	$7,078
Current tax liabilities	600	6,304
Restructuring liabilities	7,118	3,563
Excess lease liability	11,159	—
Other	10,250	9,067

	$35,539	$26,012

Interest income, net (in thousands):

	Fiscal Years Ended March 31,
	2004	2003	2002
Interest income	$28,181	$38,341	$46,890
Net realized gains (losses) on short-term investments	6,858	9,526	801
Interest expense	(32)	(148)	(214)

	$35,007	$47,719	$47,477

Other income (expense), net (in thousands):

	Fiscal Years Ended March 31,
	2004	2003	2002
Gain on strategic equity investments	$1,048	$—	$1,225
Recognized impairments on strategic equity investments	—	(13,250)	(15,000)
Net gains (losses) on disposals of property and equipment	7,272	1,313	(950)
Other	20	(15)	133

	$8,340	$(11,952)	$(14,592)

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Years Ended March 31,
	2004	2003	2002
Net loss (numerator):
Loss before cumulative effect of accounting change	$(104,877)	$(643,312)	$(3,605,690)
Cumulative effect of accounting change	—	(102,229)	—

Net loss	$(104,877)	$(745,541)	$(3,605,690)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	306,558	301,913	300,086
Less: Unvested common shares outstanding	(82)	(661)	(1,584)

Shares used in basic and diluted net loss per share computation	306,476	301,252	298,502

Basic and diluted net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(0.34)	$(2.14)	$(12.08)
Cumulative effect of accounting change	—	(0.33)	—

Basic and diluted net loss per share	$(0.34)	$(2.47)	$(12.08)

Because the Company incurred losses in the years ended March 31, 2004, 2003 and 2002, the effect of dilutive securities totaling 4,629, 2,778 and 9,541 equivalent shares (in thousands), respectively, have been excluded from the loss per share computation as their impact would be antidilutive.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company’s wafer manufacturing facility was closed at the end of March 2003 and the facility was exited at the end of June 2003. During the third quarter of fiscal 2004, the Company completed the activities contemplated by the plan. As a result, the Company recorded an adjustment to the restructuring liability for the excess accrued severance and facilities restoration costs, and recognized a restructuring benefit of approximately $537,000. The Company does not expect any future charges or benefits related to the closure of the wafer manufacturing facility. As a result of the closure of the Company’s internal wafer manufacturing facility, the Company realized annual savings totaling approximately $14 million relating to fixed cost of sales overhead in fiscal 2004.

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

The Company has completed the activities contemplated by the global workforce reduction portion of the July 2002 plan, and no further payments or expenses are anticipated under this program. As a result of the global workforce reduction undertaken in July 2002, the Company realized approximately $16 million of annual savings relating to operating expenses in fiscal 2004.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As the downturn in the telecommunications industry continued, it became evident that further cost reductions were necessary. In April 2003, the Company announced its third workforce reduction and restructuring program. The April 2003 restructuring program consisted of a workforce reduction, further consolidation of excess facilities and additional fixed asset disposals. In June 2002, the FASB issued SFAS 146 requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, restructuring costs of $23.5 million related to the restructuring plan were recognized in the first quarter of fiscal 2004 and approximately $281,000 was recognized in the fourth quarter of fiscal 2003 for severance packages communicated to employees in March 2003. The April 2003 workforce reduction and restructuring program was comprised of the following:

•	Workforce reduction—Approximately 185 employees were eliminated, resulting in a severance charge of approximately $5.7 million, which was substantially paid during the first two quarters of fiscal 2004.

•	Consolidation of excess facilities and other operating leases—As a result of the lower head count resulting from the workforce reduction, the Company was able to exit certain facilities, including a 58,000 square foot building in San Diego and a substantial portion of the Sunnyvale facility. The Company recorded a charge of $7.2 million representing the estimated discounted cash flow of the lease payments, less the estimated sublease income. In addition, as a result of the lower head count resulting from the workforce reduction, the Company disposed of certain software licenses used by the engineering workforce resulting in a charge of $3.4 million, which will be paid over the respective licenses term.

•	Property and equipment impairments—As a result of lower head count and facilities closures, the Company accelerated depreciation and abandoned a substantial amount of leasehold improvements as well as furniture, fixtures and employee workstations. This resulted in a charge of $7.5 million in the first quarter of fiscal 2004 for the abandoned assets.

As a result of the Company’s April 2003 restructuring activities, the Company anticipated it would realize approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $36 million of annual savings relating to operating expenses in fiscal 2004. However, in November 2003 the Company elected to reoccupy a portion of the 58,000 square foot building in San Diego. This decision was based on the acquisition of JNI Corporation and the need to integrate the operations of the two companies in order to achieve the planned cost savings. As a result of this decision to reoccupy the San Diego building, the Company reversed a portion of the prior accrual for the excess lease commitment and reinstated the book value of the leasehold improvements, which were previously abandoned. The Company recorded a net restructuring benefit of approximately $2.4 million related to this activity. In addition, the Company recorded an adjustment to the amount of accrued severance of approximately $200,000 because it overestimated the amount of severance that would be paid.

In November 2003, the Company implemented a fourth workforce reduction and restructuring. The November 2003 workforce reduction was implemented as a means to achieve certain cost savings anticipated in connection with the fiscal 2004 acquisitions. The restructuring consisted of the elimination of approximately 50 employees and the abandonment of certain leased property. As a result of the November restructuring, the Company recorded a charge of approximately $2.8 million, consisting of $1.2 million for employee severance and $1.6 million for excess facilities costs. The amount for employee severance was substantially paid by the end of fiscal 2004 and the amounts to be paid for the excess lease commitments will be paid over the remaining lease term ending in October 2005. The Company estimates that as a result of the November 2003 workforce reduction it will achieve annual operating expense savings of approximately $7 million in fiscal 2005.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide detailed activity related to each of our restructuring activities during the year ended March 31, 2004 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
July 2001 Restructuring Program
Liability, March 31, 2003	$—	$351	$—	$351
Cash payments	—	(283)	—	(283)

Liability, March 31, 2004	$—	$68	$—	$68

July 2002 Restructuring Program
Liability, March 31, 2003	$1,898	$1,033	$—	$2,931
Noncash amounts	—	—	—	(666)
Cash payments	(1,570)	(825)	—	(2,395)
Adjustments to expense	(328)	(208)	—	(536)

Liability, March 31, 2004	$—	$—	$—	$—

April 2003 Restructuring Program
Liability, March 31, 2003	$281	$—	$—	$281
Charged to expense	5,389	10,580	7,529	23,498
Noncash amounts	—	—	(6,307)	(6,307)
Cash payments	(5,419)	(2,973)	—	(8,392)
Adjustments to expense	(200)	(1,968)	(1,222)	(3,390)

Liability, March 31, 2004	$51	$5,639	$—	$5,690

November 2003 Restructuring Program
Liability, March 31, 2003	$—	$—	$—	$—
Charged to expense	1,150	1,603	—	2,753
Noncash amounts	—	—	—	—
Cash payments	(1,135)	(258)	—	(1,393)

Liability, March 31, 2004	$15	$1,345	$—	$1,360

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2003	$2,179	$1,384	$—	$3,563
Charged to expense	6,539	12,183	7,529	26,251
Non-cash amounts	—	—	(6,307)	(6,307)
Cash payments	(8,124)	(4,339)	—	(12,463)
Adjustments to expense	(528)	(2,176)	(1,222)	(3,926)

Liability, March 31, 2004	$66	$7,052	$—	$7,118

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.     Stockholders’ Equity

Preferred Stock

The Certificate of Incorporation allows for the issuance of up to 2,000,000 shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders.

Stock Options and Other Stock Awards

The Company has in effect several stock option plans under which non-qualified and incentive stock options have been granted to employees and non-employee directors. The option plans include two stockholder-approved plans (1992 Stock Option Plan and 1997 Directors’ Stock Option Plan) and two plans not approved by stockholders (2000 Equity Incentive Plan and Cimaron’s 1998 Stock Incentive Plan assumed in the fiscal 1999 merger). Certain other outstanding options were assumed through the various acquisitions.

The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by the Company until such ownership rights have vested, or exercisable upon vesting. Vesting generally occurs over four years. At March 31, 2003, 305,000 shares of common stock were subject to repurchase. At March 31, 2004, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Fiscal Years Ended March 31,
	2004		2003		2002
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	60,987	$8.39	25,807	$12.33	54,466	$36.22
Granted and assumed	18,206	4.91	42,604	5.99	10,269	18.21
Exercised	(5,260)	3.92	(1,514)	1.78	(3,436)	3.52
Forfeited	(10,171)	9.26	(5,910)	9.92	(35,492)	51.55

Outstanding at end of year	63,762	$7.63	60,987	$8.39	25,807	$12.33

Vested at end of year	44,474	$8.60	40,467	$9.18	14,998	$10.57

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a further breakdown of the options outstanding at March 31, 2004 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.03–$ 4.08	10,704	7.80	$3.24	5,338	$2.86
$ 4.09–$ 5.65	11,639	8.66	$5.26	3,236	$4.98
$ 5.66–$ 6.48	6,630	7.14	$6.20	3,741	$6.35
$ 6.49–$ 6.54	23,915	6.40	$6.54	22,077	$6.54
$ 6.55–$22.00	9,507	6.19	$15.58	8,824	$15.99
$22.01–$99.50	1,367	6.29	$32.84	1,258	$33.32

$ 0.03–$99.50	63,762	7.09	$7.63	44,474	$8.60

Employee Stock Purchase Plans

The Company has in effect an employee stock purchase plan under which 14.4 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At March 31, 2004, approximately 8.6 million shares had been issued under this plan and approximately 5.8 million shares were available for future issuance.

Common Shares Reserved for Future Issuance

At March 31, 2004, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Stock Options:
Granted and outstanding	63,762
Authorized for future grants	48,315
Stock purchase plans	5,777

117,854

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase

On October 16, 2002, our board of directors approved a stock repurchase program, whereby the Company is authorized to expend up to $200.0 million to purchase our common stock. Depending on market conditions and other factors, purchases may be made from time to time in the open market and in negotiated transactions, including block transactions, at times and prices considered appropriate by the Company. Such program may be discontinued at any time. As of March 31, 2004, the Company had not made any purchases under the program. Under a similar program which expired in September 2002, the Company purchased 3.6 million shares of common stock for $29.4 million.

7.     Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2004	2003	2002
Current:
Federal	$(2,395)	$—	$(5,827)
Foreign	490	194	225
State	129	293	353

Total current	(1,776)	487	(5,249)
Deferred:
Federal	—	(425)	(38,913)
State	—	(62)	(36,767)

Total deferred	—	(487)	(75,680)

	$(1,776)	$—	$(80,929)

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

	Fiscal Years Ended March 31,
	2004		2003		2002
	$	%	$	%	$	%
Tax at federal statutory rate	$(37,329)	35%	$(225,159)	35%	$(1,290,317)	35%
In-process research and development	5,635	(5)	—	—	—	—
Goodwill	—	—	63,052	(10)	1,166,223	(32)
Tax exempt interest	—	—	(192)	—	(1,560)	—
State taxes, net of federal benefit	(3,739)	4	(17,389)	3	(17,843)	1
Federal tax credits	(4,889)	5	(7,903)	1	(21,353)	1
State tax credits	(1,589)	1	(4,521)	1	(7,890)	—
Merger costs and deferred compensation	—	—	—	—	136	—
State net operating loss carryforward change	—	—	(15,128)	2	—	—
Reduction in estimated state effective tax rate	—	—	(6,808)	1	—	—
Prior year accruals	(5,306)	5	—	—	—	—
Valuation allowance	47,734	(45)	211,688	(33)	97,977	(3)
Reduction of contingency reserve	(2,395)	2	—	—	—	—
Other	102	—	2,360	—	(6,302)	—

	$(1,776)	2%	$—	—%	$(80,929)	2%

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	March 31,
	2004	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$238,996	$196,314	$159,733
Research and development credit carryforwards	90,713	74,905	60,572
Inventory write-downs and other reserves	40,182	31,952	32,944
Capitalization of inventory and research and development costs	30,061	22,192	6,257
Depreciation and amortization	1,629	257	—
Intangible assets	7,807	—	—
Other	2,544	1,955	1,551

Total deferred tax assets	411,932	327,575	261,057
Deferred tax liabilities:
Depreciation and amortization	—	—	(53)
Purchase accounting	(15,685)	(17,911)	(163,027)

Total deferred tax liabilities	(15,685)	(17,911)	(163,080)

Net deferred tax assets before valuation allowance	396,247	309,664	97,977
Valuation allowance	(396,247)	(309,664)	(97,977)

Net deferred tax assets after valuation allowance	$—	$—	$—

At March 31, 2004, the Company has federal and state research and development tax credit carryforwards of approximately $67.8 million and $35.2 million, respectively, which will begin to expire in fiscal 2010 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $657.5 million and $129.3 million, respectively, which will begin to expire in fiscal 2012 and fiscal 2005, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. As a result, utilization of the portion of the Company’s carryforwards from acquired companies may be restricted.

The Company has established a valuation allowance against its net deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a full valuation allowance should be recorded in 2002, 2003 and 2004.

If or when recognized, the tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2004 will be accounted for as follows: approximately $138.7 million will be recognized as a reduction of income tax expense and $257.5 million will be recognized as an increase in shareholders’ equity for certain tax deductions from employee stock options.

In fiscal year 2004 the Internal Revenue Service completed a routine audit of the Company’s income tax returns for the fiscal years 1998, 1999, 2000, and 2001. As a result of the completion of the audit the Company was able to release tax liability reserves in the amount of $2.4 million.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.     Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through fiscal 2011. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also leases certain engineering design software tools under non-cancelable operating leases expiring through fiscal 2005.

The Company assumed two capital leases in connection with the acquisition of JNI Corporation. Under the terms of the leases, the Company is required to make monthly payments of approximately $26,000 through March 31, 2005.

Annual future minimum payments as of March 31, 2004, are as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases	Capital Leases
2005	$19,809	$314
2006	10,374	—
2007	7,251	—
2008	4,864	—
2009	4,572	—
Thereafter	9,303	—

Total minimum lease payments	$56,173	314

Less amount representing interest		(11)

Present value of remaining minimum capital lease payments – current portion		$303

Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 2004, 2003, and 2002 was $5.7 million, $7.8 million and $7.9 million, respectively.

9.     Employee Retirement Plan

Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the board of directors. Employer contributions vest to participants at a rate of 33% per year of service. The total contributions under the plan charged to operations totaled $1.0 million, $1.4 million and $2.3 million for the years ended March 31, 2004, 2003 and 2002, respectively.

10.     Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended March 31, were as follows:

	2004	2003	2002
Harris Corporation	*	18%	*
Sanmina—SCI	11%	*	*
Insight Electronics	14%	*	10%

*	Less than 10% of net revenue

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in any of the three years ended March 31, were as follows:

	2004	2003	2002
Harris Corporation	*	18%	*
Nortel Networks Corporation	17%	14%	12%
Cisco Systems	*	*	13%

*	Less than 10% of net revenue

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2004	2003	2002
United States of America	$70,617	$59,868	$88,031
Other North America	8,042	6,165	10,330
Europe and Israel	18,695	11,318	29,159
Asia	33,823	24,240	25,320

	$131,177	$101,591	$152,840

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

In May 2001, a series of similar state derivative actions were filed against the Company’s directors and certain executive officers. The state complaints have been coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, Case No. JCCP No. 4193. In December 2001, the court appointed plaintiffs filed a consolidated state complaint that alleges overstatement of the Company’s prospects, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. The plaintiffs seek treble damages from the Company’s defendants alleged to have illegally sold stock and damages from all defendants for the other alleged violations of corporate law set forth in the complaint. In February 2002, the Company’s board of directors formed a special litigation committee to evaluate the claims in the consolidated state complaint. The special litigation committee retained independent legal counsel and submitted a report to the court in July 2002. Defendants filed a motion seeking dismissal of the consolidated action. In June 2003, the court denied defendants’ motion to dismiss. In November 2003, counsel for the special litigation committee filed a motion to bifurcate trial of this matter, seeking an order that trial regarding whether the matter should be dismissed due to the special litigation committee’s recommendations take place prior to trial regarding the underlying claims. The motion was granted in January 2004. Discovery in this lawsuit is continuing.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against us in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation Case No. 103cv005696. In its complaint, Silvaco claims that the Company misappropriated trade secrets and engaged in unfair business practices by using software licensed to us by Circuit Symantics, Inc. The Company filed an answer denying Silvaco’s allegations and filed a motion seeking a stay of the lawsuit against us pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The motion has been granted and the arbitration is expected to take place in the second quarter of fiscal 2005.

Several litigation matters are discussed below involving JNI Corporation (“JNI”), which became a wholly-owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S District Court for the Southern District of California. Osher v. JNI, lead Case No. 01 cv 0557 J (NLS). The first consolidated and amended complaint alleged that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about its business and operating results in violation of the Securities Exchange Act, and also included allegations that defendants made false statements in its secondary public offering of common stock in October 2000. In March, 2003, the Court dismissed the action, with prejudice. In April, 2004, Plaintiffs filed a notice of appeal.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2002, following JNI’s announcement that it would restate its financial statements, a stockholder derivative suit was filed against JNI and certain of its officers and directors in the San Diego County Superior Court, Case No. GIC 789481. The complaint repeated the allegations of the derivative lawsuit filed by Grosset, and added allegations that the defendants caused or allowed JNI to falsely report its results for the fourth quarter of fiscal 2001. The special litigation committee, appointed in September 2002, investigated the allegations in this case as well. In February 2003, the special litigation committee issued a report of its investigation which concluded that it was not in the best interests of JNI to pursue this action. In February 2003, counsel for the special litigation committee filed a motion to dismiss this action. In November 2003, the court dismissed the matter with prejudice. Plaintiffs recently filed a notice of appeal. The securities and derivative lawsuits have all been tendered to JNI’s insurance carriers.

In September 2003, the plaintiff in the May 2002 derivative lawsuit filed a purported class action suit against the JNI’s directors in the San Diego County Superior Court, Case No. GIC 817299. The complaint alleges that the defendants breached their fiduciary duties to JNI stockholders when they approved the merger with AMCC and also repeated the allegations made in the May 2002 derivative lawsuit. The complaint sought, among other things, injunctive relief preventing consummation of the merger. A settlement was reached on October 23, 2003, which did not result in a material cash payment by JNI. A Court hearing has been set for June 2004 to approve the settlement.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, Case No. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act in connection with JNI’s public offerings. This lawsuit is among over 300 class action lawsuits pending in this Court that have come to be known as the IPO laddering cases. In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the securities issuers defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the securities issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the company.

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

From time to time the Company charters an aircraft for business travel from an aircraft charter company, which manages an aircraft owned by a company that AMCC’s chief executive officer controls. The Company

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

expensed a total of $800,000, $800,000 and $667,000 for such charters during the years ended March 31, 2004, 2003 and 2002, respectively. These amounts were within the limits on such expenses approved by the board of directors.

13.    Subsequent Events (unaudited)

On April 1, 2004, the Company completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity Serial ATA (SATA) storage solutions. Under the terms of the agreement, AMCC acquired all outstanding shares of 3ware, Inc. for approximately $145.0 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock.

On May 5, 2004, the Company completed the acquisition of the assets and intellectual property associated with IBM’s 400 series of embedded PowerPC® standard products for approximately $227.9 million in cash.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance At End Of Period
Year ended March 31, 2004:
Allowance for doubtful accounts	$1,330	$—	$392	(1)	$12		$1,710

Year ended March 31, 2003:
Allowance for doubtful accounts	$5,357	$—	$—		$4,027		$1,330

Year ended March 31, 2002:
Allowance for doubtful accounts	$4,575	$825	$—		$43		$5,357
Reserve for excess and obsolete inventory	9,408	—	—		9,408	(2)	—

	$13,983	$825	$—		$9,451		$5,357

(1)	Assumed through purchase acquisitions.
(2)	General reserves which were converted to reserves against specific parts.