Form 10-Q
period 2004-06-30
APPLIED MICRO CIRCUITS CORP
filed 2004-08-06
CIK 711065

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

As of July 30, 2004, 313,139,843 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$68,884	$329,162
Short-term investments-available-for-sale	406,368	531,879
Accounts receivable	34,775	23,284
Inventories	14,075	8,490
Other current assets	15,100	16,208

Total current assets	539,202	909,023
Property and equipment, net	40,996	37,271
Goodwill and purchased intangibles, net	587,782	240,193
Other assets	1,656	1,616

Total assets	$1,169,636	$1,188,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,385	$18,164
Accrued payroll and related expenses	14,337	9,189
Other accrued liabilities	33,085	35,539
Deferred revenue	4,118	4,361
Current portion of long-term debt and capital lease obligations	233	303

Total current liabilities	77,158	67,556
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 630,000 at June 30, 2004
Issued and outstanding shares - 311,880 at June 30, 2004 and 310,985 at March 31, 2004	3,119	3,110
Additional paid-in capital	5,962,062	5,937,568
Deferred compensation, net	(19,463)	(3,299)
Accumulated other comprehensive income or loss	(9,232)	5,352
Accumulated deficit	(4,844,008)	(4,822,184)

Total stockholders’ equity	1,092,478	1,120,547

Total liabilities and stockholders’ equity	$1,169,636	$1,188,103

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended June 30,
	2004	2003
Net revenues	$67,402	$20,515
Cost of revenues (1)	31,492	9,783

Gross profit	35,910	10,732
Operating expenses:
Research and development	30,990	29,126
Selling, general and administrative	14,378	10,362
Stock-based compensation:
Research and development	1,032	9,125
Selling, general and administrative	1,323	3,408
Acquired in-process research and development	13,400	—
Amortization of purchased intangibles	1,557	—
Restructuring charges	—	23,498

Total operating expenses	62,680	75,519

Operating loss	(26,770)	(64,787)
Interest income, net	5,281	11,395

Loss before income taxes	(21,489)	(53,392)
Income tax expense (benefit)	335	—

Net loss	$(21,824)	$(53,392)

Basic and diluted net loss per share:
Net loss per share	$(0.07)	$(0.18)

Shares used in calculating basic and diluted net loss per share	311,519	303,801

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$155	$218
Amortization of developed technology	5,601	1,571
Amortization of purchased inventory fair value adjustment	1,101	—

	$6,857	$1,789

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three months ended June 30,
	2004	2003
Operating activities:
Net loss	$(21,824)	$(53,392)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	4,829	5,351
Amortization of purchased intangibles	7,158	1,571
Acquired in-process research and development	13,400	—
Stock-based compensation expense	2,510	12,751
Non-cash restructuring charges	—	8,195
Changes in operating assets and liabilities:
Accounts receivables	(9,866)	(2,651)
Inventories	(635)	1,641
Other assets	1,533	4,930
Accounts payable	4,742	(2,460)
Accrued payroll and other accrued liabilities	1,261	11,350
Deferred revenue	(750)	516

Net cash provided by (used for) operating activities	2,358	(12,198)

Investing activities:
Proceeds from sales and maturities of short-term investments	1,523,317	1,433,773
Purchases of short-term investments	(1,412,328)	(1,418,227)
Purchase of property, equipment and other assets	(7,563)	(505)
Net cash paid for acquisitions	(366,895)	—

Net cash provided by (used for) investing activities	(263,469)	15,041

Financing activities:
Proceeds from issuance of common stock	965	1,085
Payments on capital lease obligations	(70)	(763)
Payments on long-term debt	—	(186)
Other	(62)	33

Net cash provided by financing activities	833	169

Net increase (decrease) in cash and cash equivalents	(260,278)	3,012

Cash and cash equivalents at beginning of period	329,162	150,556

Cash and cash equivalents at end of period	$68,884	$153,568

Supplementary cash flow disclosure:
Cash paid for:
Interest	$22	$29

Income taxes	$209	$133

See Accompanying Notes to Condensed Consolidated Financial Statements

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2004.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations and useful life, deferred income tax asset valuation allowances and restructuring liabilities. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,
	2004	2003
Net loss—as reported	$(21,824)	$(53,392)
Plus: Reported stock-based compensation	2,510	12,751
Less: Fair value stock-based compensation	(32,812)	(128,463)

Net loss—pro forma	$(52,126)	$(169,104)

Reported basic and diluted net loss per share	$(0.07)	$(0.18)

Pro forma basic and diluted net loss per share	$(0.17)	$(0.56)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2004	2003	2004	2003
Expected life (years)	4.0	4.0	1.7	1.1
Volatility	0.96	1.02	1.03	1.03
Risk-free interest rate	3.8%	2.5%	1.6%	1.6%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share	$3.52	$3.29	$2.57	$2.19

2. ACQUISITIONS

The Company completed two acquisitions during the three months ended June 30, 2004 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of each business acquired from the date of acquisition. Details of the acquired businesses are as follows:

3ware, Inc. – On April 1, 2004, the Company completed the acquisition of 3ware, Inc. for approximately $145.0 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock. 3ware is a provider of high-performance, high-capacity Serial ATA (SATA) storage solutions for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage (NAS), video, and high-performance computing.

Embedded Products Business – On May 5, 2004, the Company purchased intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC® standard products, (the Embedded Products Business) for approximately $227.9 million in cash. The PowerPC 400 series product line is targeted at Internet, communication, data storage, consumer and imaging applications.

In connection with these transactions, the Company conducted valuations of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS No. 141, “Business Combinations”, (SFAS 141). In accordance with SFAS 141, the Company has preliminarily allocated the excess purchase price over the fair value of net tangible assets acquired to the identifiable intangible assets. The purchase price in each transaction was allocated as follows (in thousands):

	3ware	Embedded Products Business	Total
Net tangible assets	$10,244	$883	$11,127
In-process research and development (“IPR&D”)	8,000	5,400	13,400
Developed technology	14,500	73,500	88,000
Backlog/customer relationships	300	1,900	2,200
Patents/core technology rights/tradename	6,100	20,700	26,800
Purchased inventory fair value adjustment	1,465	739	2,204
Stock-based compensation	19,024	—	19,024
Goodwill	110,087	127,661	237,748

Total consideration	$169,720	$230,783	$400,503

The total consideration issued in the acquisitions is as follows (in thousands):

	3ware	Embedded Products Business	Total
Cash paid and merger fees	$145,832	$230,783	$376,615
Value of assumed options	23,888	—	23,888

Total consideration	$169,720	$230,783	$400,503

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

Pro Forma Data (unaudited)

The pro forma data set forth below gives effect to the purchase of JNI Corporation, which the Company acquired on October 28, 2003, and 3ware as if they had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the companies actually been combined nor does it reflect what may occur in the future. The results presented do not include the results of the PRS Business, which the Company acquired in September 2003 and January 2004 or the Embedded Products Business for periods prior to their acquisition dates because such interim information was not available. The results for the three months ended June 30, 2004 do not include the $13.4 million IPR&D charge described above. The results for the three months ended June 30, 2003, give effect to the amortization of purchased intangible assets and deferred compensation from JNI and 3ware. Included in the results for the three months ended June 30, 2003, is a restructuring charge of $23.5 million there was no such change during the three months ended June 30, 2004.

	Three Months Ended June 30,
	2004	2003
	(in thousands, except per share data)
Net revenue	$67,402	$29,753

Net loss	$(8,424)	$(69,724)

Basic and diluted loss per share	$(0.03)	$(0.23)

3. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	June 30, 2004	March 31, 2004
Accounts receivable	$36,482	$24,994
Less: allowance for bad debts	(1,707)	(1,710)

	$34,775	$23,284

Inventories (in thousands):

	June 30, 2004	March 31, 2004
Finished goods	$6,584	$5,061
Work in process	3,425	2,376
Raw materials	2,963	1,053

	12,972	8,490
Purchased inventory fair value adjustment	1,103	—

	$14,075	$8,490

Property and equipment:

	Useful Life	June 30, 2004	March 31, 2004
	(in years)	(in thousands)
Machinery and equipment	5-7	$44,445	$44,402
Leasehold improvements	1-10	10,304	9,969
Computers, office furniture and equipment	3-7	97,661	91,411
Building	31.5	3,304	—
Land	N/A	2,402	—

		158,116	145,782
Less accumulated depreciation and amortization		(117,120)	(108,511)

		$40,996	$37,271

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	June 30, 2004			March 31, 2004
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,404,475	$(3,974,186)	$430,289	$4,166,727	$(3,974,186)	$192,541
Developed technology and patents	440,700	(294,407)	146,293	333,900	(288,107)	45,793
Customer relationships / backlog	3,600	(894)	2,706	1,400	(489)	911
Tradename/Trademark	32,000	(23,506)	8,494	24,000	(23,052)	948

	$4,880,775	$(4,292,993)	$587,782	$4,526,027	$(4,285,834)	$240,193

The change in the carrying amount of goodwill for the three months ended June 30, 2004, was as follows (in thousands):

Balance as of March 31, 2004	$192,541
Goodwill related to acquisitions (Note 2)	237,748

Balance as of June 30, 2004	$430,289

The estimated future amortization expense of purchased intangible assets as of June 30, 2004 was as follows (in thousands):

Nine months ending March 31, 2005	$25,274
Fiscal year 2006	28,669
Fiscal year 2007	25,213
Fiscal year 2008	25,000
Fiscal year 2009	22,316
Thereafter	31,021

Total	$157,493

Other accrued liabilities (in thousands):

	June 30, 2004	March 31, 2004
Accrued warranty and excess purchase commitments	$6,412	$6,412
Current tax liabilities	726	600
Restructuring liabilities	4,265	7,118
Excess lease liability	10,291	11,159
Other	11,391	10,250

	$33,085	$35,539

Interest income, net (in thousands):

	Three Months Ended June 30,
	2004	2003
Interest income	$4,189	$7,977
Net realized gains (losses) from short-term investments	1,114	3,447
Interest expense	(22)	(29)

	$5,281	$11,395

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

	Three Months Ended June 30,
	2004	2003
Net loss	$(21,824)	$(53,392)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	311,519	304,023
Less: Unvested common shares outstanding	—	(222)

Shares used in basic and diluted net loss per share computation	311,519	303,801

Basic and diluted net loss per share	$(0.07)	$(0.18)

Because the Company incurred losses for the three months ended June 30, 2004 and 2003, the effect of dilutive securities totaling 6.8 million and 3.0 million equivalent shares for the three months ended June 30, 2004 and 2003, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

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

The Company has completed the restructuring activities contemplated by the July 2001 restructuring plan, but has not yet disposed of all the surplus leased facilities. As a result of the Company’s July 2001 restructuring activities, the Company realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $2 million of annual savings relating to operating expenses.

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

The following tables provide detailed activity related to each of our continuing restructuring activities for the three months ended June 30, 2004 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
July 2001 Restructuring Program
Liability, March 31, 2004	$—	$68	$—	$68
Cash payments	—	(26)	—	(26)

Liability, June 30, 2004	$—	$42	$—	$42

April 2003 Restructuring Program
Liability, March 31, 2004	$51	$5,639	$—	$5,690
Cash payments	—	(1,236)	—	(1,236)
Adjustments	—	(242)	—	(242)

Liability, June 30, 2004	$51	$4,161	$—	$4,161

November 2003 Restructuring Program
Liability, March 31, 2004	$15	$1,345	$—	$1,360
Cash payments	(5)	(1,587)	—	(1,592)
Adjustments	—	242	—	242

Liability, June 30, 2004	$10	$—	$—	$10

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2004	$66	$7,052	$—	$7,118
Cash payments	(5)	(2,849)	—	(2,854)

Liability, June 30, 2004	$61	$4,203	$—	$4,264

5. COMPREHENSIVE INCOME OR LOSS

The components of comprehensive income or loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,
	2004	2003
Net loss	$(21,824)	$(53,392)
Change in net unrealized gain (loss) on short-term investments	(14,522)	2,128
Foreign currency translation adjustment	(62)	33

Comprehensive loss	$(36,408)	$(51,231)

6. CONTINGENCIES

In April 2001, a series of similar federal complaints were filed against the Company and certain of its executive officers and directors. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In January 2002, the court appointed lead plaintiff filed a consolidated federal complaint. The consolidated federal complaint alleges violations of the Securities Exchange Act of 1934 and is brought as a shareholder class action under Sections 10(b), 20(a), 20A and Rule 10b-5 under the Act. Plaintiff seeks monetary damages on behalf of the shareholder class. Discovery in this lawsuit is continuing. Trial is currently scheduled for calendar year 2005.

The Company believes that the allegations in this lawsuit are without merit and intends to defend against the lawsuit vigorously. The Company cannot predict the likely outcome of this lawsuit, and an adverse result could have a material adverse effect on the Company. The Company has notified its insurance carriers of this lawsuit and submitted expenses incurred in defending the lawsuit as claims under the relevant insurance policies.

In May 2001, a series of similar state derivative actions were filed against the Company’s directors and certain executive officers. The state complaints were coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, Case No. JCCP No. 4193. In July 2004, the court approved a settlement of the derivative actions, which subject to certain procedural conditions will become effective on August 27, 2004. As part of the settlement, the defendants expressly denied any wrongdoing or liability related to the allegations made in the derivative actions, and the settlement did not result in the payment of any monetary damages. Pursuant to the settlement, the Company agreed to pay the plaintiffs’ attorneys’ fees and costs and to implement certain corporate governance changes, including the election of two new directors and the separation of the positions of Chairman of the Board and Chief Executive Officer no later than the Company’s annual meeting of stockholders in 2005 and the appointment of a lead director if the Chairman of the Board is not independent. The Company expects that all costs of the settlement will be paid by its insurance carriers.

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

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation Case No. 103cv005696. In its complaint, Silvaco claims that the Company misappropriated trade secrets and engaged in unfair business practices by using software licensed to us by Circuit Symantics, Inc. The Company filed an answer denying Silvaco’s allegations and filed a motion seeking a stay of the lawsuit against us pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The motion has been granted and the arbitration is scheduled to take place in the second quarter of fiscal 2005.

Several litigation matters are discussed below involving JNI, which became a wholly-owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead Case No. 01 cv 0557 J (NLS). The first consolidated and amended complaint alleged that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about its business and operating results in violation of the Securities Exchange Act, and also included allegations that defendants made false statements in its secondary public offering of common stock in October 2000. In March, 2003, the Court dismissed the action, with prejudice. In April 2004, plaintiffs filed a notice of appeal. Plaintiffs’ appeal brief is due on August 25, 2004.

In October 2001, a state derivative suit was filed against JNI and certain of its former officers and directors in the San Diego County Superior Court, Case No. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court has sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the plaintiff in June 2002. However, in May 2002, another plaintiff, Sik-Lin Huang, filed a motion to intervene in the case. In June 2002, the court granted Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, the board of directors of JNI appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the litigation. In February 2003, counsel for the special litigation committee filed a motion to dismiss the action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal has been filed by the defendants on the grounds that the plaintiffs have lost standing because they no longer own JNI shares. The opposition to that motion is due in August 2004. Plaintiff’s opening brief on the merits is due in September 2004.

In May 2002, following JNI’s announcement that it would restate its financial statements, a state derivative suit was filed against JNI and certain of its officers and directors in the San Diego County Superior Court, Case No. GIC 789481. The complaint repeated the allegations of the derivative lawsuit filed in October 2001, and added allegations that the defendants caused or allowed JNI to falsely report its results for the fourth quarter of fiscal 2001. The special litigation committee, appointed in September 2002, investigated the allegations in this case as well. In February 2003, the special litigation committee issued a report of its investigation which concluded that it was not in the best interests of JNI to pursue this action. In February 2003, counsel for the special litigation committee filed a motion to dismiss this action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal will be filed shortly by the defendants on the grounds that the plaintiffs have lost standing because they no longer own JNI shares. Plaintiff’s opening brief on the merits is due in September 2004.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, Case No. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act in connection with JNI’s public offerings. This lawsuit is among over 300 class action lawsuits pending in this Court that have come to be known as the IPO laddering cases. In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the securities issuers defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the securities issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. Motions for preliminary approval of the settlement have been filed.

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

7. RELATED PARTY TRANSACTIONS

From time to time the Company charters an aircraft for business travel from an aircraft charter company, which manages an aircraft owned by a company that AMCC’s chief executive officer controls. The Company expensed a total of $200,000 for such charters during the three months ended June 30, 2004 and the three months ended June 30, 2003. These amounts were within the limits on such expenses approved by the board of directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2004 and 2003. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This section should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2004. This report, and in particular the MD&A, contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in the “Risk Factors” section of MD&A. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC in which we report our financial condition and results for the quarter and fiscal year-to-date. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

Overview

We design, develop and market technology products primarily for the communications and storage equipment markets. Our products are essential for the transport, processing, switching, routing and storage of information worldwide. We utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer integrated circuits (ICs), as well as printed circuit board assemblies (PCBAs) for these markets. We generate revenues in the communications market primarily through sales of our IC products to communications equipment manufacturers, such as Alcatel, Ciena, Cisco, Fujitsu, Hitachi, Huawei, JDS

Uniphase, Juniper, Lucent, Marconi, NEC, Nortel, Siemens, and Tellabs. In the storage market, we generate revenues primarily through sales of our PCBAs, to original equipment manufacturers, or OEMs, such as EMC, Hitachi Data Systems, Network Appliance, StorageTek and Sun Microsystems.

In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line (the PRS Business) for approximately $50 million in cash to complement our existing communications products portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI Corporation (JNI), a provider of Fibre Channel hardware and software products that are critical elements of storage networks, for approximately $196.4 million in cash. In April 2004, we completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions, for a purchase price of approximately $145 million in cash. In May 2004, we acquired intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC® standard products, (the Embedded Products Business) for approximately $227.9 million in cash. The PowerPC 400 series product line is targeted at Internet, communication, data storage, consumer and imaging applications. We plan to continue evaluating strategic opportunities as they arise, including business combinations, strategic relationships, capital infusions and the purchase and sale of assets.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, or SAB 101 as well as SAB 104, “Revenue Recognition”. These pronouncements require that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors with rights of return is deferred until all return or cancellation privileges lapse. In addition, we record reductions to revenue for estimated allowances such as returns, competitive pricing programs and rebates. These estimates are based on our historical experience and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FOB shipping point. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

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

RESULTS OF OPERATIONS

Net Revenues.    Net revenues for the three months ended June 30, 2004 were approximately $67.4 million, representing an increase of 228.5% from net revenues of approximately $20.5 million for the three months ended June 30, 2003. The increase in total net revenues was primarily attributable to the revenues generated from our fiscal 2004 and 2005 acquisitions, as well as increases in revenue from our existing communications product portfolio, offset by decreases in other revenue. See the following table (in thousands):

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease)	Change
Communications	$36,377	54.0%	$16,063	78.3%	$20,314	126.5%
Storage	13,222	19.6%	—	—	13,222	N/A
Embedded Products	13,893	20.6%	—	—	13,893	N/A
Other	3,910	5.8%	4,452	21.7%	(542)	(12.2)%

	$67,402	100.0%	$20,515	100.0%	$46,887	228.5%

Communication revenue consists of our historical communications business and the PRS Business acquisition. Storage revenue is derived from of our JNI acquisition and our 3ware acquisition. The Embedded Products revenue consists of our Embedded Products Business acquisition and other revenue consists of our legacy non-communications products, such as computer, ATE and military products.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,
	2004	2003
Insight Electronics	18%	12%
Memec	*	15%
Mitsui Comtek Corporation	*	10%

*	Less than 10% of total net revenues for period indicated.

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in the three months ended June 30, 2004 and 2003 were as follows:

	Three Months Ended June 30,
	2004	2003
Nortel Networks Corporation	10%	16%
Cisco Systems	*	12%
Fujitsu	*	12%

*	Less than 10% of total net revenues for period indicated.

Revenues based on direct shipments outside the United States of America accounted for 50% of net revenues for the three months ended June 30, 2004, compared to 48% for the three months ended June 30, 2003.

Gross Profit.    The following table presents net revenue, cost of revenue and gross profit for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase	Change
Net revenue	$67,402	100.0%	$20,515	100.0%	$46,887	228.5%
Cost of revenues	31,492	46.7%	9,783	47.7%	21,709	221.9%

Gross profit	$35,910	53.3%	$10,732	52.3%	$25,178	234.6%

The increase in gross profit for the three months ended June 30, 2004 was primarily attributable to the increase in revenue, offset by an increase of $5.1 million of amortization of purchased intangibles and purchased inventory fair value adjustment included in our cost of revenues.

The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2004 was $6.7 million, compared to $1.6 million for the three months ended June 30, 2003. The increase is a result of our fiscal 2004 and fiscal 2005 acquisitions. Based on the amount of capitalized purchased intangibles on the balance sheet of June 30, 2004, we expect amortization expense for purchased intangibles charged to cost of revenues to be $20.5 million, $22.8 million and $19.6 million for each of the fiscal years ending March 31, 2005, 2006 and 2007, respectively. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses.    The following table presents research and development and selling, general and administrative expenses for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase	Change
Research and development	$30,990	46.0%	$29,126	142.0%	$1,864	6.4%
Selling, general and administrative	14,378	21.3%	10,362	50.5%	4,016	38.8%

Research and Development.    Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D for the three months ended June 30, 2004 was primarily due to higher payroll and related benefits expense of approximately $5.2 million, resulting from our fiscal 2004 and fiscal 2005 acquisitions, offset by lower software and equipment depreciation costs of approximately $2.6 million, resulting from our restructuring initiatives. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications, storage and Embedded products. Currently, R&D expenses are focused on the development of products for the communications and storage equipment markets, and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Since the start of fiscal 2002, we have invested a total of approximately $430.1 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. For most products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development and qualification. We have not yet generated significant revenues from many of these new products for two additional reasons. First, the dramatic and extended downturn in the telecommunications market has severely impacted our customers and has resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced. Second, we have discontinued development of several new products and slowed down development of other new products as we realized that demand for these products would not materialize as originally anticipated.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses for the three months ended June 30, 2004 was primarily due to the effect of higher payroll and related benefits expense of approximately $1.0 million as a result of our fiscal 2004 and fiscal 2005 acquisitions, as well as higher legal and professional services, commissions and contracted services relating to the acquisition of the Embedded Products Business of approximately $800,000, $1.0 million and $1.2 million, respectively. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation.    The following table presents stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities expenses for the three months ended June 30, 2004 and 2003, all of which was excluded from those operating expenses (in thousands):

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease	Change
Research and development	$1,032	1.5%	$9,125	44.5%	$(8,093)	(88.7)%
Selling, general and administrative	1,323	2.0%	3,408	16.6%	(2,085)	(61.2)%

	$2,355	3.5%	$12,533	61.1%	$(10,178)	(81.2)%

Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In the three months ended June 30, 2004, we recorded approximately $19.0 million of deferred compensation in connection with stock options assumed in our acquisition of 3ware. Stock-based compensation charges, including amounts charged to cost of revenues, were $2.5 million for the three months ended June 30, 2004, compared to $12.8 million for the three months ended June 30, 2003. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $6.5 million for the last three quarters of fiscal 2005 and $8.6 million in fiscal 2006. These charges could be reduced as a result of employee turnover. Acquisitions of businesses may result in substantial additional on-going costs. Such charges may cause fluctuations in our interim or annual operating results.

Acquired In-process Research and Development.    For the three months ended June 30, 2004, we recorded $13.4 million of acquired in-process research and development, or IPR&D, resulting from the acquisition of 3ware and the Embedded Products Business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the 3ware acquisition was made up of two projects that were 42% and 25% complete, respectively, at the date of acquisition. The estimated aggregate cost to complete these projects was $650,000 and $2.3 million, and the discount rate applied to calculate the IPR&D charge was 30% and 35%, respectively. The IPR&D charge related to the Embedded Products Business acquisition was made up of three projects, which were between 42% and 69% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $9.1 million. The discount rate applied to calculate the IPR&D charge ranged from 25% to 30%. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our interim or annual operating results.

Restructuring Charges.    The following table presents restructuring charges for the three months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Decrease	Change
Restructuring charges	—	—	$23,498	114.5%	$(23,498)	(100.0)%

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

Interest Income, net.    The following table presents interest and other income and expenses for the three months ended June 30, 2004 and June 30, 2003 (in thousands):

	Three Months Ended June 30,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Interest income, net	$5,281	7.8%	$11,395	55.5%	$(6,114)	(53.7)%

Net Interest Income.    Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease in 2004 is primarily due to lower interest income as a result of lower yields and lower cash balances as well as lower net realized gains on the portfolio.

Income Taxes.    Our income tax expense for the three months ended June 30, 2004 was $335,000. The expense primarily reflects estimated foreign taxes and domestic alternative minimum taxes to be paid for fiscal 2005.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2004, our principal source of liquidity consisted of $475.3 million in cash, cash equivalents and short-term investments. Working capital as of June 30, 2004 was $462.0 million. Total cash and short-term investments decreased by $385.8 million during the three months ended June 30, 2004 primarily as a result of the use of $366.9 million of net cash to fund our fiscal 2005 acquisitions. At the end of June 30, 2004, we had contractual obligations not included on our balance sheet totaling $83.8 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the three months ended June 30, 2004, we generated $2.4 million of cash from our operations compared to using $12.2 million for our operations in the three months ended June 30, 2003. Although we had a net loss of $21.8 million for the three months ended June 30, 2004, $27.9 million consisted of non-cash charges such as $4.8 million of depreciation, amortization of purchased intangibles of $7.2 million and acquired in-process research and development of $13.4 million. The remaining change in operating cash flows for the three months ended June 30, 2004 primarily reflects an increase in accounts receivable, as a result of higher net revenues and an increase in accounts payable as a result of higher overall spending and inventory purchases. Net cash used for operations in the three months ended June 30, 2003 primarily reflects our operating results before non-cash charges, as well as increases in accrued liabilities and accounts receivables and decreases in other assets and accounts payable.

We used $263.5 million of cash for investing activities during the three months ended June 30, 2004, compared to generating $15.0 million during the three months ended June 30, 2003. The use of cash for the three months ended June 30, 2004 primarily reflects the net cash paid for our fiscal 2005 acquisitions and the purchase of land and a building in Andover, Massachusetts, offset by proceeds from the sale of short-term investments.

We generated $833,000 of cash for the three months ended June 30, 2004 from financing activities compared to generating $169,000 for the three months ended June 30, 2003. The major financing source of cash was from the sale of common stock through the exercise of employee stock options. The major financing use of cash for the three months ended June 30, 2004 and 2003 was related to the repayment of debt and capital lease obligations.

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

In October 2002, our board of directors approved a stock repurchase program whereby we are authorized to expend up to $200.0 million to purchase our common stock. Depending on market conditions and other factors, purchases may be made from time to time in the open market and in negotiated transactions, including block transactions, at times and prices considered appropriate by us. Such program may be discontinued at any time. As of June 30, 2004, we had not made any purchases under the program.

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

The following table summarizes our contractual obligations not included on the balance sheet as of June 30, 2004 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Nine months ending March 31, 2005	$15,874	$32,300	$48,174
Fiscal year 2006	9,595	—	9,595
Fiscal year 2007	7,251	—	7,251
Fiscal year 2008	4,864	—	4,864
Fiscal year 2009	4,572	—	4,572
Thereafter	9,303	—	9,303

Total	$51,459	$32,300	$83,759

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity contract manufacturing services, purchased parts and raw materials;

•	problems or delays that we may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	changes in the mix of products that our customers buy;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	costs associated with compliance with applicable environmental and other governmental regulations;

•	the effects of changes in accounting standards, including rules regarding the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, litigation judgments or settlements relating to the use or ownership of intellectual property, the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws or other claims arising out of our operations;

•	the ability of our customers to obtain components from their other suppliers;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	a stockpiling of our products by our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test or assembly constraints for our devices, which adversely affect our ability to meet our production obligations;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

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

We expect revenues that are currently derived from non-communications ICs will decline in future periods.

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

In addition, before we can sell our Storage products to an OEM, either directly or through the OEM’s associated distribution channel, that OEM must certify our products. The certification process can take up to 12 months. This process requires the commitment of OEM personnel and test equipment, and we compete with other suppliers for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect our ability to sell our SAN products.

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

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

As a result of the economic slowdown and the related uncertainties in our industry, we implemented a restructuring plan in the first quarter of fiscal 2004. The plan focused on cost reductions and operating efficiencies, and included workforce reductions. Additionally, in the third quarter of fiscal 2004 we had a workforce reduction in connection with synergistic plans associated with the acquisition of the PRS business and JNI Corporation. Employees directly affected by the reductions may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, that future operations will improve or that the completion of restructuring will not disrupt our operations. If we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities.

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

In the storage market, we primarily compete against companies such as Emulex, QLogic, Agilent Technologies, Adaptec and LSI Logic. As a result of our acquisition of IBM’s 400 series of embedded PowerPC® standard products in May 2004, our list of competitors has been expanded to include large technology companies such as Motorola and IBM. Many of these companies have substantially greater financial, marketing and distribution resources than we have. Emulex and Qlogic have entered the Sun Solaris segment of the SAN market, which is the primary market for our SAN products. We may also face competition from new entrants to the SAN market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. The storage market continues to mature and become commoditized. To the extent that commoditization leads to significant pricing declines, whether initiated by us or by a competitor, we will be required to increase our product volumes and reduce our costs of goods sold to avoid resulting pressure on our profit margin for these products, and we cannot assure you that we will be successful in responding to these competitive pricing pressures.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record various significant impairment charges against these assets as noted in our financial statements. At June 30, 2004, we have 587.8 million of goodwill and purchased intangible assets. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

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

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed and asset backed securities and closed-end bond funds, with credit ratings as specified in our investment policy. We also have invested in preferred stocks, which pay quarterly fixed rate dividends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values, except for investment managers who utilize U.S. Treasury bond futures options (“futures options”) as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager. The Company marks any outstanding futures options to market and market value changes are recognized in current earnings. The futures options generally have terms ranging from 90 to 180 days.

We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2004, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $406.4 million and a cost basis of $415.6 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2004 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2004	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$439,613	$434,312	$417,003	$406,368	$396,484	$382,402	$378,903

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. However, we have entered into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statement of operations in the current period. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

ITEM 4.    CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2004 (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In April 2001, a series of similar federal complaints were filed against us and certain of our executive officers and directors. The complaints have been consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). In January 2002, the court appointed lead plaintiff filed a consolidated federal complaint. The consolidated federal complaint alleges violations of the Securities Exchange Act of 1934 and is brought as a shareholder class action under Sections 10(b), 20(a), 20A and Rule 10b-5 under the Act. Plaintiff seeks monetary damages on behalf of the shareholder class. Discovery in this lawsuit is continuing. Trial is currently scheduled for calendar year 2005.

We believe that the allegations in this lawsuit are without merit and intend to defend against the lawsuit vigorously. We cannot predict the likely outcome of this lawsuit, and an adverse result could have a material adverse effect on us. We have notified our insurance carriers of this lawsuit and submitted expenses incurred in defending the lawsuit as claims under the relevant insurance policies.

In May 2001, a series of similar state derivative actions were filed against our directors and certain executive officers. The state complaints were coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, Case No. JCCP No. 4193. In July 2004, the court approved a settlement of the derivative actions, which subject to certain procedural conditions will become effective on August 27, 2004. As part of the settlement, the defendants expressly denied any wrongdoing or liability related to the allegations made in the derivative actions, and the settlement did not result in the payment of any monetary damages. Pursuant to the settlement, we agreed to pay the plaintiffs’ attorneys’ fees and costs and to implement certain corporate governance changes, including the election of two new directors and the separation of the positions of Chairman of the Board and Chief Executive Officer no later than our annual meeting of stockholders in 2005 and the appointment of a lead director if the Chairman of the Board is not independent. We expect that all costs of the settlement will be paid by our insurance carriers.

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

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against us in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation Case No. 103cv005696. In its complaint, Silvaco claims that we misappropriated trade secrets and engaged in unfair business practices by using software licensed to us by Circuit Symantics, Inc. We filed an answer denying Silvaco’s allegations and filed a motion seeking a stay of the lawsuit against us pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The motion has been granted and the arbitration is scheduled to take place in the second quarter of fiscal 2005.

Several litigation matters are discussed below involving JNI, which became a wholly-owned subsidiary of AMCC in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead Case No. 01 cv 0557 J (NLS). The first consolidated and amended complaint alleged that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about its business and operating results in violation of the Securities Exchange Act, and also included allegations that defendants made false statements in its secondary public offering of common stock in October 2000. In March, 2003, the Court dismissed the action, with prejudice. In April 2004, plaintiffs filed a notice of appeal. Plaintiffs’ appeal brief is due on August 25, 2004.

In October 2001, a state derivative suit was filed against JNI and certain of its former officers and directors in the San Diego County Superior Court, Case No. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court has sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the plaintiff in June 2002. However, in May 2002, another plaintiff, Sik-Lin Huang, filed a motion to intervene in the case. In June 2002, the court granted Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, the board of directors of JNI appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the litigation. In February 2003, counsel for the special litigation committee filed a motion to dismiss the action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal has been filed by the defendants on the grounds that the plaintiffs have lost standing because they no longer own JNI shares. The opposition to that motion is due in August 2004. Plaintiff’s opening brief on the merits is due in September 2004.

In May 2002, following JNI’s announcement that it would restate its financial statements, a state derivative suit was filed against JNI and certain of its officers and directors in the San Diego County Superior Court, Case No. GIC 789481. The complaint repeated the allegations of the derivative lawsuit filed in October 2001, and added allegations that the defendants caused or allowed JNI to falsely report its results for the fourth quarter of fiscal 2001. The special litigation committee, appointed in September 2002, investigated the allegations in this case as well. In February 2003, the special litigation committee issued a report of its investigation which concluded that it was not in the best interests of JNI to pursue this action. In February 2003, counsel for the special litigation committee filed a motion to dismiss this action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal will be filed shortly by the defendants on the grounds that the plaintiffs have lost standing because they no longer own JNI shares. Plaintiff’s opening brief on the merits is due in September 2004.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, Case No. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act in connection with JNI’s public offerings. This lawsuit is among over 300 class action lawsuits pending in this Court that have come to be known as the IPO laddering cases. In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the securities issuers defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the securities issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or AMCC. Motions for preliminary approval of the settlement have been filed.

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

ITEM 5.    OTHER INFORMATION

On July 28, 2004, we issued a press release announcing that our Chief Financial Officer, Stephen M. Smith, will retire at the end of 2004.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) REPORTS ON FORM 8-K

We filed the following current reports on Form 8-K with the SEC during the three months ended June 30, 2004:

1)	On April 13, 2004, we filed a Form 8-K announcing an agreement for AMCC to acquire intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC® standard products, in addition to a Power Architecture license.

2)	On April 13, 2004, we filed a Form 8-K announcing that we had completed the acquisition of 3ware, Inc.

3)	On April 20, 2004, we filed a Form 8-K furnishing our financial results for the fourth quarter of fiscal year 2004.

4)	On May 20, 2004, we filed a Form 8-K announcing that we had completed the acquisition of certain tangible and intellectual property assets associated with IBM’s 400 series of embedded PowerPC® standard products.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 4, 2004

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ STEPHEN M. SMITH
Stephen M. Smith
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)