Form 10-Q
period 2004-09-30
APPLIED MICRO CIRCUITS CORP
filed 2004-10-25
CIK 711065

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

6290 Sequence Drive San Diego, CA 92121

(Address of principal executive offices and zip code)

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

As of October 15, 2004, 308,142,903 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,899	$329,162
Short-term investments-available-for-sale	351,677	531,879
Accounts receivable	27,872	23,284
Inventories	18,842	8,490
Other current assets	17,362	16,208

Total current assets	474,652	909,023
Property and equipment, net	39,762	37,271
Goodwill and purchased intangibles, net	578,206	240,193
Other assets	1,769	1,616

Total assets	$1,094,389	$1,188,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,163	$18,164
Accrued payroll and related expenses	11,219	9,189
Other accrued liabilities	29,565	35,539
Deferred revenue	4,036	4,361
Current portion of long-term debt and capital lease obligations	171	303

Total current liabilities	71,154	67,556
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 630,000 at September 30, 2004
Issued and outstanding shares - 308,109 at September 30, 2004 and 310,985 at March 31, 2004	3,081	3,110
Additional paid-in capital	5,897,052	5,937,568
Deferred compensation, net	(14,228)	(3,299)
Accumulated other comprehensive income or loss	(343)	5,352
Accumulated deficit	(4,862,327)	(4,822,184)

Total stockholders’ equity	1,023,235	1,120,547

Total liabilities and stockholders’ equity	$1,094,389	$1,188,103

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$61,069	$25,119	$128,471	$45,634
Cost of revenues (1)	31,529	9,485	63,021	19,268

Gross profit	29,540	15,634	65,450	26,366
Operating expenses:
Research and development	31,702	26,102	62,692	55,228
Selling, general and administrative	15,298	11,037	29,676	21,399
Stock-based compensation:
Research and development	915	3,579	1,947	12,704
Selling, general and administrative	2,202	1,043	3,525	4,451
Acquired in-process research and development	—	5,700	13,400	5,700
Amortization of purchased intangibles	1,962	—	3,519	—
Restructuring charges	310	—	310	23,498

Total operating expenses	52,389	47,461	115,069	122,980

Operating loss	(22,849)	(31,827)	(49,619)	(96,614)
Interest income, net	4,530	8,929	9,811	20,324
Other income (expense), net	—	(10)	—	(10)

Loss before income taxes	(18,319)	(22,908)	(39,808)	(76,300)
Income tax expense (benefit)	—	—	335	—

Net loss	$(18,319)	$(22,908)	$(40,143)	$(76,300)

Basic and diluted net loss per share:
Net loss per share	$(0.06)	$(0.08)	$(0.13)	$(0.25)

Shares used in calculating basic and diluted net loss per share	310,128	305,195	310,824	304,498

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$129	$171	$284	$389
Amortization of developed technology	6,474	1,572	12,075	3,143
Amortization of purchased inventory fair value adjustment	1,103	—	2,204	—

	$7,706	$1,743	$14,563	$3,532

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six months ended September 30,
	2004	2003
Operating activities:
Net loss	$(40,143)	$(76,300)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	9,519	10,623
Amortization of purchased intangibles	15,594	3,143
Acquired in-process research and development	13,400	5,700
Stock-based compensation expense	5,756	17,544
Non-cash restructuring charges	—	7,529
Loss on disposals of property	—	10
Changes in operating assets and liabilities:
Accounts receivable	(2,963)	(5,652)
Inventories	(5,402)	2,136
Other assets	(842)	7,736
Accounts payable	5,520	(682)
Accrued payroll and other accrued liabilities	(5,377)	5,625
Deferred revenue	(832)	1,528

Net cash used for operating activities	(5,770)	(21,060)

Investing activities:
Proceeds from sales and maturities of short-term investments	2,142,809	2,939,209
Purchases of short-term investments	(1,968,400)	(2,783,898)
Repayments on notes receivable from employees	—	51
Purchase of property, equipment and other assets	(11,019)	(9,054)
Net cash paid for acquisitions	(365,755)	(47,788)

Net cash provided by (used for) investing activities	(202,365)	98,520

Financing activities:
Proceeds from issuance of common stock	4,785	5,773
Repurchase of company stock	(16,879)	—
Agreements to repurchase company stock	(50,000)	—
Payments on capital lease obligations	(132)	(763)
Payments on long-term debt	—	(343)
Other	98	39

Net cash provided by (used for) financing activities	(62,128)	4,706

Net increase (decrease) in cash and cash equivalents	(270,263)	82,166
Cash and cash equivalents at beginning of period	329,162	150,556

Cash and cash equivalents at end of period	$58,899	$232,722

Supplementary cash flow disclosure:
Cash paid for:
Interest	$42	$34

Income taxes	$484	$133

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

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to allowances for bad debts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations and useful life, deferred income tax asset valuation allowances and restructuring liabilities. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss—as reported	$(18,319)	$(22,908)	$(40,143)	$(76,300)
Plus: Reported stock-based compensation	3,246	4,793	5,756	17,544
Less: Fair value stock-based compensation	(30,664)	(78,265)	(63,476)	(206,865)

Net loss—pro forma	$(45,737)	$(96,380)	$(97,863)	$(265,621)

Reported basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.13)	$(0.25)

Pro forma basic and diluted net loss per share	$(0.15)	$(0.32)	$(0.31)	$(0.87)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (years)	4.0	4.0	4.0	4.0	1.4	1.3	1.4	1.3
Volatility	0.95	1.00	0.95	1.01	0.98	1.03	0.98%	1.03
Risk-free interest rate	3.9%	2.5%	3.8%	2.5%	1.7%	1.5%	1.7%	1.5%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Weighted average fair value per share	$2.30	$4.12	$2.67	$3.55	$2.19	$2.09	$2.19	$2.09

2. ACQUISITIONS

The Company completed two acquisitions in the first quarter of fiscal 2005 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of each business acquired from the date of acquisition. Details of the acquired businesses are as follows:

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

	3ware, Inc.	Embedded Products Business	Total
Net tangible assets	$10,142	$883	$11,025
In-process research and development	8,000	5,400	13,400
Developed technology	14,500	73,500	88,000
Backlog/customer relationships	300	1,900	2,200
Patents/core technology rights/tradename	6,100	20,700	26,800
Purchased inventory fair value adjustment	1,465	739	2,204
Stock based compensation	19,024	—	19,024
Goodwill (Note 3)	110,189	126,161	236,350

Total consideration	$169,720	$229,283	$399,003

The total consideration issued in the acquisitions is as follows (in thousands):

	3ware, Inc.	Embedded Products Business	Total
Cash paid and merger fees	$145,832	$229,283	$375,115
Value of assumed options	23,888	—	23,888

Total consideration	$169,720	$229,283	$399,003

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

Pro Forma Data (unaudited)

As required by SFAS 141, the pro forma data set forth below gives effect to the purchase of JNI Corporation, which the Company acquired on October 28, 2003, and 3ware, Inc. as if they had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the companies actually been combined nor does it reflect what may occur in the future. The results presented do not include the results of the PRS Business, which the Company acquired in September 2003 and January 2004 or the Embedded Products Business, acquired May 5, 2004, for periods prior to their acquisition dates because such interim information was not available. The results for the three and six months ended September 30, 2004 do not include the $13.4 million IPR&D charge described above. The results for the three and six months ended September 30, 2003, give effect to the amortization of purchased intangible assets and deferred compensation from JNI and 3ware. Included in the results is a restructuring charge of $310,000 for the three and six months ended September 30, 2004, respectively, and a restructuring charge of $23.5 million for the six months ended September 30, 2003 (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net revenues	$61,069	$35,482	$128,471	$65,235

Net loss	$(18,319)	$(38,803)	$(26,743)	$(108,527)

Basic and diluted net loss per share	$(0.06)	$(0.13)	$(0.09)	$(0.36)

3. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	September 30, 2004	March 31, 2004
Accounts receivable	$29,632	$24,994
Less: allowance for bad debts	(1,760)	(1,710)

	$27,872	$23,284

Inventories (in thousands):

	September 30, 2004	March 31, 2004
Finished goods	$11,191	$5,061
Work in process	4,248	2,376
Raw materials	3,403	1,053

	$18,842	$8,490

Property and equipment (in thousands):

	Useful Life	September 30, 2004	March 31, 2004
	(in years)
Machinery and equipment	5-7	$44,403	$44,402
Leasehold improvements	1-10	11,099	9,969
Computers, office furniture and equipment	3-7	100,334	91,411
Building	31.5	3,333	—
Land	N/A	2,402	—

		161,571	145,782
Less accumulated depreciation and amortization		(121,809)	(108,511)

		$39,762	$37,271

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	September 30, 2004			March 31, 2004
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,403,337	$(3,974,186)	$429,151	$4,166,727	$(3,974,186)	$192,541
Developed technology and patents	440,700	(301,884)	138,816	333,900	(288,107)	45,793
Customer relationships / backlog	3,600	(1,456)	2,144	1,400	(489)	911
Tradename/Trademark	32,000	(23,905)	8,095	24,000	(23,052)	948

	$4,879,637	$(4,301,431)	$578,206	$4,526,027	$(4,285,834)	$240,193

The change in the carrying amount of goodwill for the six months ended September 30, 2004, was as follows (in thousands):

Balance as of March 31, 2004	$192,541
Goodwill related to acquisitions (Note 2)	236,350
Acquired lease liability adjustment	260

Balance as of September 30, 2004	$429,151

The estimated future amortization expense of purchased intangible assets as of September 30, 2004 was as follows (in thousands):

Six months ending March 31, 2005	$16,836
Fiscal year 2006	28,669
Fiscal year 2007	25,213
Fiscal year 2008	25,000
Fiscal year 2009	22,316
Thereafter	31,021

Total	$149,055

Other accrued liabilities (in thousands):

	September 30, 2004	March 31, 2004
Accrued warranty and excess purchase commitments	$6,412	$6,412
Current tax liabilities	451	600
Restructuring liabilities (Note 4)	3,179	7,118
Excess lease liability	9,917	11,159
Other	9,606	10,250

	$29,565	$35,539

Interest income, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Interest income	$4,131	$6,865	$8,308	$14,842
Net realized gains from short-term investments	441	2,069	1,555	5,516
Interest expense	(42)	(5)	(52)	(34)

	$4,530	$8,929	$9,811	$20,324

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(18,319)	$(22,908)	$(40,143)	$(76,300)

Shares used in calculating basic and diluted net loss per share:
Weighted average common shares outstanding	310,128	305,284	310,824	304,654
Less: Unvested common shares outstanding	—	(89)	—	(156)

Shares used in calculating basic and diluted net loss per share	310,128	305,195	310,824	304,498

Basic and diluted net loss per share	$(0.06)	$(0.08)	$(0.13)	$(0.25)

Because the Company incurred losses for the three and six months ended September 30, 2004 and 2003, the effect of dilutive securities totaling 2.0 million and 4.4 million equivalent shares for the three and six months ended September 30, 2004, respectively, and 3.8 million and 3.4 million equivalent shares for the three and six months ended September 30, 2003, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

4. RESTRUCTURING CHARGES

In July 2001, the Company announced the first of its restructuring programs. The July 2001 restructuring plan was in response to the sharp downturn in business at the end of the Company’s fiscal 2001 and included reducing the Company’s overall cost structure and aligning manufacturing capacity with the then current demand. The July 2001 restructuring plan resulted in a total of $11.6 million of restructuring costs, which were recognized as operating expenses in the last three quarters of fiscal 2002. The July 2001 restructuring plan was comprised of the following components:

•	Workforce reduction—Approximately 50 employees, or 5% of the workforce was eliminated, which resulted in severance payments of approximately $900,000 in the fiscal year ended March 31, 2002.

•	Consolidation of excess facilities—As a result of the Company’s acquisitions and significant internal growth in fiscal 2001, the Company expanded its number of locations throughout the world. In an effort to improve the efficiency of the workforce and reduce the cost structure, the Company implemented a plan to consolidate its workforce into certain designated facilities. As a result, the Company recorded a charge of approximately $2.0 million, which was recognized in the second quarter of fiscal 2002, primarily relating to non-cancelable lease commitments for smaller facilities in the United States.

•	Property and equipment impairments—During fiscal 2000 and 2001, the Company aggressively expanded its manufacturing capacity in order to meet demand. As a result of the sharp decrease in demand at the end of fiscal 2001, the Company recorded a charge of approximately $5.6 million in the second quarter of fiscal 2002, for the elimination of excess manufacturing equipment related to older process technologies. These assets were removed from the production floor and disposed. In addition, the Company recorded a charge of approximately $3.1 million relating to the abandonment of certain leasehold improvements and software licenses in connection with the closure of certain U.S. facilities.

As a result of the Company’s July 2001 restructuring activities, the Company realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $2 million of annual savings relating to operating expenses. As of September 30, 2004, the Company has completed the restructuring activities contemplated by the July 2001 restructuring plan and no further payments or expenses are anticipated under this program.

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

In November 2003, the Company implemented a fourth workforce reduction and restructuring. The November 2003 workforce reduction was implemented as a means to achieve certain cost savings anticipated in connection with the fiscal 2004 acquisitions. The restructuring consisted of the elimination of approximately 50 employees and the abandonment of certain leased property. As a result of the November restructuring, the Company recorded a charge of approximately $2.8 million, consisting of $1.2 million for employee severance and $1.6 million for excess facilities costs. As of September 30, 2004, the Company has completed the restructuring activities contemplated by the November 2003 workforce reduction program and no further payments or expenses are anticipated under this program. The Company estimates that as a result of the November 2003 workforce reduction it will achieve annual operating expense savings of approximately $7 million in fiscal 2005.

The following tables provide detailed activity related to each of our continuing restructuring activities for the six months ended September 30, 2004 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
July 2001 Restructuring Program
Liability, March 31, 2004	$—	$68	$—	$68
Cash payments	—	(26)	—	(26)
Adjustment	—	(42)	—	(42)

Liability, September 30, 2004	$—	$—	$—	$—

April 2003 Restructuring Program
Liability, March 31, 2004	$51	$5,639	$—	$5,690
Cash payments	—	(2,573)	—	(2,573)
Adjustments	(51)	113	—	62

Liability, September 30, 2004	$—	$3,179	$—	$3,179

November 2003 Restructuring Program
Liability, March 31, 2004	$15	$1,345	$—	$1,360
Cash payments	(60)	(1,590)	—	(1,650)
Adjustments	45	245	—	290

Liability, September 30, 2004	$—	$—	$—	$—

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2004	$66	$7,052	$—	$7,118
Cash payments	(60)	(4,189)	—	(4,249)
Adjustments	(6)	316	—	310

Liability, September 30, 2004	$—	$3,179	$—	$3,179

5. COMPREHENSIVE INCOME OR LOSS

The components of comprehensive income or loss, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Net loss	$(18,319)	$(22,908)	$(40,143)	$(76,300)
Change in net unrealized gain (loss) on short-term investments	8,729	(9,234)	(5,793)	(7,106)
Foreign currency translation adjustment	160	6	98	39

Comprehensive loss	$(9,430)	$(32,136)	$(45,838)	$(83,367)

6. STOCKHOLDERS’ EQUITY

On August 12, 2004, the Company announced that the board of directors had authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. During the second quarter of fiscal 2005, the Company repurchased and retired 5.4 million shares of its common stock for approximately $16.9 million. In addition, the Company entered into a series of agreements totaling $50.0 million that could result in the repurchase and retirement of additional shares of its common stock. On the expiration date of each agreement, depending on the closing price of the Company’s common stock, the Company will receive either a predetermined number of shares of its common stock, or a predetermined amount of cash. Collectively, under the agreements, the Company could receive up to $56.8 million of cash, or the delivery of up to 16.7 million shares of its common stock.

7. CONTINGENCIES

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

The Company believes that the allegations in this lawsuit are without merit and intends to defend against the lawsuit vigorously. The Company cannot predict the likely outcome of this lawsuit, and an adverse result could have a material adverse effect on the Company. The Company has notified its insurance carriers of this lawsuit and submitted expenses incurred in defending the lawsuit as claims under the relevant insurance policies. Though insurers have paid defense costs to date, there can be no assurance that they will continue to pay such costs, judgments or other expenses associated with the lawsuit. To that end, one of the Company’s insurers,

Lumbermens Insurance Company (“Lumbermens”) issued to us a five million dollar policy providing defense and indemnity coverage for this lawsuit, Lumbermens is a subsidiary of Kemper Insurance Company (“Kemper”). Kemper has publicly indicated that its overall loss exposure may exceed its ability to pay future claims, and has obtained approval from the Illinois Department of Insurance to proceed with a three year run-off plan intended to resolve, to the maximum extent possible, valid policyholder claims. Though the Company currently believes that it is more likely than not that Lumbermens will pay amounts owed on the policy, it is possible that Lumbermens or one of the Company’s other insurers will become insolvent or will otherwise be unwilling or unable to pay some or all amounts owed on the policies.

In May 2001, a series of similar state derivative actions were filed against the Company’s directors and certain executive officers. The state complaints were coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, Case No. JCCP No. 4193. In July 2004, the court approved a settlement of the derivative actions, which became effective on August 27, 2004. As part of the settlement, the defendants expressly denied any wrongdoing or liability related to the allegations made in the derivative actions, and the settlement did not result in the payment of any monetary damages. Pursuant to the settlement, the Company agreed to pay the plaintiffs’ attorneys’ fees and costs and to implement certain corporate governance changes, including the election of two new directors and the separation of the positions of Chairman of the Board and Chief Executive Officer no later than the Company’s annual meeting of stockholders in 2005 and the appointment of a lead director if the Chairman of the Board is not independent. Costs of the settlement have been paid by the Company’s insurance carriers.

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

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation Case No. 103cv005696. In its complaint, Silvaco claims that the Company misappropriated trade secrets and engaged in unfair business practices by using software licensed to us by Circuit Symantics, Inc. The Company filed an answer denying Silvaco’s allegations and filed a motion seeking a stay of the lawsuit against us pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The motion has been granted and the arbitration is taking place. The Company expects the arbitration to conclude in the third quarter of fiscal 2005.

Several litigation matters are discussed below involving JNI, which became a wholly-owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead Case No. 01 cv 0557 J (NLS). The first consolidated and amended complaint alleged that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about its business and operating results in violation of the Securities Exchange Act, and also included allegations that defendants made false statements in its secondary public offering of common stock in October 2000. In March, 2003, the Court dismissed the action, with prejudice. In April 2004, plaintiffs filed a notice of appeal. Plaintiffs have filed their appeal brief, and JNI’s response is currently due on November 8, 2004.

In October 2001, a state derivative suit was filed against JNI and certain of its former officers and directors in the San Diego County Superior Court, Case No. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court has sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the plaintiff in June 2002. However, in May 2002, another plaintiff, Sik-Lin Huang, filed a motion to intervene in the case. In June 2002, the court granted Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, the board of directors of JNI appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the litigation. In February 2003, counsel for the special litigation committee filed a motion to dismiss the action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal has been filed by the defendants on the grounds that the plaintiffs have lost standing because they no longer own JNI shares. The Court has stated that it will rule on the motion to dismiss the appeal when it rules on the merits of the appeal. Plaintiff’s opening brief on the merits is due in October 2004.

In May 2002, following JNI’s announcement that it would restate its financial statements, a state derivative suit was filed against JNI and certain of its officers and directors in the San Diego County Superior Court, Case No. GIC 789481. The complaint repeated the allegations of the derivative lawsuit filed in October 2001, and added allegations that the defendants caused or allowed JNI to falsely report its results for the fourth quarter of fiscal 2001. The special litigation committee, appointed in September 2002, investigated the allegations in this case as well. In February 2003, the special litigation committee issued a report of its investigation which concluded that it was not in the best interests of JNI to pursue this action. In February 2003, counsel for the special litigation committee filed a motion to dismiss this action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal on the grounds that the plaintiffs have lost standing because they no longer own JNI shares was filed. Plaintiff voluntarily dismissed their appeal in the face of this motion, therefore concluding this matter.

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

Although the ultimate outcome of the pending matters is not presently determinable, the Company believes that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on its financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters and that costs and other expenses associated with these matters will not have a material impact on its results of operations in any period.

8. RELATED PARTY TRANSACTIONS

From time to time the Company charters an aircraft for business travel from an aircraft charter company, which manages an aircraft owned by a company that AMCC’s chief executive officer controls. The Company expensed a total of $200,000 and $400,000 for such charters during the three and six months ended September 30, 2004, respectively, and $200,000 and $400,000 during the three and six months ended September 30, 2003, respectively. These amounts were within the limits on such expenses approved by the board of directors.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2004 and 2003. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

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

Restructuring Charges

Over the last three years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Prior to 2003, the liability for certain exit costs was recognized on the date that management committed to a plan. In 2003, new accounting guidance was issued requiring us to recognize costs associated with our exit and disposal activities at fair value when a liability is incurred. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities and then estimate the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance.

If we were to determine that we would not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we would realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance, which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity in our financial statements.

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

RESULTS OF OPERATIONS

Net Revenues.    Net revenues for the three and six months ended September 30, 2004 were approximately $61.1 million and $128.5 million, respectively, representing an increase of 143.1% and 181.5% from net revenues of approximately $25.1 million and $45.6 million for the three and six months ended September 30, 2003, respectively. The increase in total net revenues was primarily attributable to the revenues generated from our fiscal 2004 and 2005 acquisitions, as well as increases in revenue from our existing communications product portfolio, offset by decreases in other revenue. See the following tables (dollars in thousands):

	Three Months Ended September 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease)	Change
Communications	$28,802	47.2%	$21,828	86.9%	$6,974	31.9%
Storage	12,583	20.6%	—	—	12,583	N/A
Embedded Products	16,692	27.3%	—	—	16,692	N/A
Other	2,992	4.9%	3,291	13.1%	(299)	-9.1%

	$61,069	100.0%	$25,119	100.0%	$35,950	143.1%

	Six Months Ended September 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase (Decrease)	Change
Communications	$65,178	50.7%	$37,891	83.0%	$27,287	72.0%
Storage	25,805	20.1%	—	—	25,805	N/A
Embedded Products	30,585	23.8%	—	—	30,585	N/A
Other	6,903	5.4%	7,743	17.0%	(840)	-10.8%

	$128,471	100.0%	$45,634	100.0%	$82,837	181.5%

Communication revenue consists of our historical communications business and the PRS Business acquisition. Storage revenue is derived from of our JNI acquisition and our 3ware acquisition. The Embedded Products revenue consists of our Embedded Products Business acquisition and other revenue consists of our legacy non-communications products, such as computer, ATE and military products.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three and six months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Insight Electronics, USA	13%	*	16%	*
Memec	*	10%	*	12%
Mitsui Comtek Corporation	*	10%	*	10%
Sanmina-SCI	*	13%	*	11%

*	Less than 10% of total net revenues for period indicated.

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in the three and six months ended September 30, 2004 and 2003 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Nortel Networks Corporation	*	16%	*	16%
Fujitsu	*	10%	*	11%

*	Less than 10% of total net revenues for period indicated.

Revenues based on direct shipments outside the United States of America accounted for 52% and 51% of net revenues for the three and six months ended September 30, 2004 compared to 50% and 49% for the three and six months ended September 30, 2003.

Gross Profit.    The following tables present net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase	Change
Net revenues	$61,069	100.0%	$25,119	100.0%	$35,950	143.1%
Cost of revenues	31,529	51.6%	9,485	37.8%	22,044	232.4%

Gross profit	$29,540	48.4%	$15,634	62.2%	$13,906	88.9%

	Six Months Ended September 30,
	2004		2003
	Amount	% of Net Revenues	Amount	% of Net Revenues	Increase	Change
Net revenues	$128,471	100.0%	$45,634	100.0%	$82,837	181.5%
Cost of revenues	63,021	49.1%	19,268	42.2%	43,753	227.1%

Gross profit	$65,450	50.9%	$26,366	57.8%	$39,084	148.2%

The increase in gross profit for the three and six months ended September 30, 2004 was primarily attributable to the increase in revenues, offset by an increase of $6.0 million and $11.1 million, respectively, of amortization of developed technology and purchased inventory fair value adjustment included in our cost of revenues.

The amortization of purchased intangible assets included in cost of revenues during the three and six months ended September 30, 2004 was $7.6 million and $14.3 million, respectively, compared to $1.6 million and $3.1 million, respectively, for the three and six months ended September 30, 2003. The increase is a result of our fiscal 2004 and fiscal 2005 acquisitions. Based on the amount of capitalized purchased intangibles on the balance sheet as of September 30, 2004, we expect amortization expense for purchased intangibles charged to cost of revenues to be $25.0 million, $22.8 million and $19.6 million for each of the fiscal years ending March 31, 2005, 2006 and 2007, respectively. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses.    The following tables present research and development and selling, general and administrative expenses for the three and six months ended September 30, 2004 and 2003 (dollars in thousands):

	Three Months Ended September 30,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Research and development	$31,702	51.9%	$26,102	103.9%	$5,600	21.5%
Selling, general and administrative	$15,298	25.1%	$11,037	43.9%	$4,261	38.6%

	Six Months Ended September 30,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Research and development	$62,692	48.8%	$55,228	121.0%	$7,464	13.5%
Selling, general and administrative	$29,676	23.1%	$21,399	46.9%	$8,277	38.7%

Research and Development.    Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D of 21.5% and 13.5% for the three and six months ended September 30, 2004, respectively, was primarily due to higher payroll, the related benefits expense, and facilities costs of approximately $9.6 million and $15.9 million, resulting from our fiscal 2004 and fiscal 2005 acquisitions, offset by lower software and equipment depreciation costs and design costs of approximately $4.0 million and $8.4 million, respectively, resulting from our restructuring initiatives. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications, storage and embedded products. Currently, R&D expenses are focused on the development of products for the communications and storage equipment markets, and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Since the start of fiscal 2002, we have invested a total of approximately $461.8 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. For most products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development and qualification. We have not yet generated significant revenues from many of these new products for two additional reasons. First, the dramatic and extended downturn in the telecommunications market has severely impacted our customers and has resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced. Second, we have discontinued development of several new products and slowed down development of other new products as we realized that demand for these products would not materialize as originally anticipated.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses for the three and six months ended September 30, 2004 was primarily due to the effect of higher payroll and related benefits expense of approximately $2.0 million and $3.3 million, respectively, as a result of our fiscal 2004 and fiscal 2005 acquisitions, as well as higher professional services, commissions and contracted services relating to the acquisition of the Embedded Products Business of approximately $2.3 million and $5.0 million, respectively. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation.    The following tables present stock-based compensation expenses for employees engaged in research and development and selling, general and administrative activities expenses for the three and six months ended September 30, 2004 and 2003, all of which was excluded from those operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Research and development	$915	1.5%	$3,579	14.2%	$(2,664)	-74.4%
Selling, general and administrative	2,202	3.6%	1,043	4.2%	1,159	111.1%

	$3,117	5.1%	$4,622	18.4%	$(1,505)	-32.6%

	Six Months Ended September 30,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	Change
Research and development	$1,947	1.5%	$12,704	27.8%	$(10,757)	-84.7%
Selling, general and administrative	3,525	2.7%	4,451	9.8%	(926)	-20.8%

	$5,472	4.3%	$17,155	37.6%	$(11,683)	-68.1%

Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In fiscal 2005, we recorded approximately $19.0 million of deferred compensation in connection with stock options assumed in our acquisition of 3ware. Stock-based compensation charges, including amounts charged to cost of revenues, were $3.2 million and $5.8 million for the three and six months ended September 30, 2004, respectively, compared to $4.8 million and $17.5 million for the three and six months ended September 30, 2003, respectively. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $3.6 million for the last two quarters of fiscal 2005 and $7.1 million in fiscal 2006. These charges could be reduced as a result of employee turnover. Acquisitions of businesses may result in substantial additional on-going costs. Such charges may cause fluctuations in our interim or annual operating results.

Acquired In-process Research and Development.    For the six months ended September 30, 2004, we recorded $13.4 million of acquired in-process research and development, or IPR&D, resulting from the acquisition of 3ware and the Embedded Products Business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the 3ware acquisition was made up of two projects that were 42% and 25% complete, respectively, at the date of acquisition. The estimated aggregate cost to complete these projects was $650,000 and $2.3 million, and the discount rate applied to calculate the IPR&D charge was 30% and 35%, respectively. The IPR&D charge related to the Embedded Products Business acquisition was made up of three projects, which were between 42% and 69% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $9.1 million. The discount rate applied to calculate the IPR&D charge ranged from 25% to 30%.

For the six months ended September, 2003, we recorded $5.7 million of acquired in-process research and development resulting from the acquisition of assets and licenses associated with IBM’s PowerPRS Switch Fabric product line. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The total IPR&D charge related to five projects which were between 38% and 68% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $5.3 million. The discount rate applied to calculate the IPR&D charge ranged from 20% to 30%. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired in-process research and development that may cause fluctuations in our interim or annual operating results.

Restructuring Charges.    The following tables present restructuring charges for the six months ended September 30, 2004 and 2003 (in thousands):

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

As a result of the Company’s July 2001 restructuring activities, the Company realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $2 million of annual savings relating to operating expenses. As of September 30, 2004, the Company has completed the restructuring activities contemplated by the July 2001 restructuring plan and no further payments or expenses are anticipated under this program.

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

In November 2003, we implemented a fourth workforce reduction and restructuring. The November 2003 workforce reduction was implemented as a means to achieve certain cost savings anticipated in connection with the fiscal 2004 acquisitions. The restructuring consisted of the elimination of approximately 50 employees and the abandonment of certain leased property. As a result of the November restructuring, the Company recorded a charge of approximately $2.8 million, consisting of $1.2 million for employee severance and $1.6 million for excess facilities costs. As of September 30, 2004, the Company has completed the restructuring activities contemplated by the November 2003 workforce reduction program and no further payments or expenses are anticipated under this program. We estimate that as a result of the November 2003 work force reductions we will achieve annual operating expense savings of approximately $7 million in fiscal 2005.

Interest and Other Income and Expenses, net.    The following tables present interest and other income and expenses for the three and six months ended September 30, 2004 and September 30, 2003 (dollars in thousands):

	Three Months Ended September 30,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$4,530	7.4%	$8,929	35.5%	$(4,399)	-49.3%
Other income (expense), net	$—	—%	$(10)	0.0%	$10	NA

	Six Months Ended September 30,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$9,811	7.6%	$20,324	44.5%	$(10,513)	-51.7%
Other income (expense), net	$—	—%	$(10)	0.0%	$10	NA

Interest Income, net.    Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease for the three and six months ending September 30, 2004 is primarily due to lower interest income as a result of lower yields and lower cash balances as well as lower net realized gains on the portfolio.

Other Income (Expense), net.    Other income (expense) for the three and six months ended September 30, 2003 consists of the disposal of fixed assets at a loss.

Income Taxes.    Our income tax expense for the three and six months ended September 30, 2004 was $335,000. The expense primarily reflects estimated foreign taxes and domestic alternative minimum taxes to be paid for fiscal 2005.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2004, our principal source of liquidity consisted of $410.6 million in cash, cash equivalents and short-term investments. Working capital as of September 30, 2004 was $403.5 million. Total cash and short-term investments decreased by $450.5 million during the six months ended September 30, 2004 primarily as a result of the use of $365.8 million of net cash to fund our fiscal 2005 acquisitions and the use of $66.9 million to fund our stock repurchase program. At the end of September 30, 2004, we had contractual obligations not included on our balance sheet totaling $75.2 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the six months ended September 30, 2004, we used $5.8 million of cash from our operations compared to using $21.1 million for our operations in the six months ended September 30, 2003. Although we had a net loss of $40.1 million for the six months ended September 30, 2004, $44.3 million consisted of non-cash charges such as $9.5 million of depreciation, $15.6 million amortization of purchased intangibles, $13.4 million of acquired in-process research and development charges, and $5.8 million of stock-based compensation charges. The remaining change in operating cash flows for the six months ended September 30, 2004 primarily reflects an increase in accounts receivable from higher net revenues, an increase in inventories and accounts payables due to increased activity as a result of our fiscal year 2005 and 2004 acquisitions. These increases are offset by a decrease in accrued liabilities due to completing our restructuring initiatives. Net cash used for operations in the six months ended September 30, 2003 primarily reflects our operating results before non-cash charges, as well as increases in accounts receivables resulting from higher revenues and accrued liabilities primarily from our restructuring accruals and decreases in other assets and inventories.

We used $202.4 million of cash for investing activities during the six months ended September 30, 2004, compared to generating $98.5 million during the six months ended September 30, 2003. The use of cash for the six months ended September 30, 2004 primarily reflects the net cash paid for our fiscal 2005 acquisitions, and the purchases of capital equipment and property offset by the net proceeds from the sale of short-term investments.

We used $62.1 million of cash for the six months ended September 30, 2004 from financing activities compared to generating $4.7 million for the six months ended September 30, 2003. The major financing source of cash was from the sale of common stock through the exercise of employee stock options. The major financing uses of cash for the six months ended September 30, 2004 was related to the repurchase of company stock and a structured agreement to repurchase company stock.

On August 12, 2004, the Company announced that the board of directors had authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. During the second quarter of fiscal 2005, the Company repurchased and retired 5.4 million shares of its common stock for approximately $16.9 million. In addition, the Company entered into a series of agreements totaling $50.0 million that could result in the repurchase and retirement of additional shares of its common stock. On the expiration date of each agreement, depending on the closing price of the Company’s common stock, the Company will receive either a predetermined number of shares of its common stock, or a predetermined amount of cash. Collectively, under the agreements, the Company could receive up to $56.8 million of cash, or the delivery of up to 16.7 million shares of its common stock.

On April 1, 2004, the Company completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions. Under the terms of the agreement, AMCC acquired all outstanding shares of 3ware, Inc. for approximately $145.0 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock.

On May 5, 2004, the Company completed the acquisition of the assets and intellectual property associated with IBM’s 400 series of embedded PowerPC® standard products for approximately $227.9 million in cash. In connection with this acquisition we have exercised an option to purchase certain assets located in France for approximately $4.1 million, after certain local requirements are met.

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

The following table summarizes our contractual obligations not included on the balance sheet as of September 30, 2004 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Six months ended 3/31/05	$8,688	$32,900	$41,588
FY2006	7,861	—	7,861
FY2007	6,398	—	6,398
FY2008	5,109	—	5,109
FY2009	4,825	—	4,825
Thereafter	9,452	—	9,452

Total	$42,333	$32,900	$75,233

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or otherwise;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity contract manufacturing services, purchased parts and raw materials;

•	problems or delays that we may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	changes in the mix of products that our customers buy;

•	the gain or loss of a key customer or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the impact of potential one time charges related to purchased intangibles;

•	costs associated with compliance with applicable environmental and other governmental regulations;

•	the effects of changes in accounting standards, including rules regarding the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, attorney fees, litigation judgments or settlements relating to the use or ownership of intellectual property, the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws or other claims arising out of our operations;

•	the ability of our customers to obtain components from their other suppliers;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products at our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test or assembly constraints for our devices, which adversely affect our ability to meet our production obligations;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

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

We derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets in the past. The majority of these products were manufactured at our internal wafer fabrication facility, which closed in March 2003. Throughout most of fiscal 2003, we were fulfilling last-time-buy orders for parts manufactured in this facility. As a result of the last-time-buy program in fiscal 2003, our revenues from sales of our non-communications IC products decreased.

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

A substantial amount of the historical revenues from our storage business are derived from sales of HBAs that include software designed to work with the Sun Microsystems Solaris operating system. These HBAs have achieved their greatest market acceptance in computing environments built with high-end servers from Sun Microsystems due to our products’ interoperability with the Solaris operating system. To increase our revenues and grow our storage business, we must increase our position in Solaris environments and build market share with our newer products that interoperate with other operating systems. These products have not obtained market penetration comparable to what we have achieved in the Solaris environment, and our ability to increase market share is subject to the risks inherent in the commercialization of new products. In particular, competition in the market for non-Solaris Fibre Channel HBAs is fierce, and it will be challenging to displace incumbent suppliers such as Emulex and Qlogic to expand our market share. To achieve increased market share, it may be necessary for us to reduce our product prices in these new markets. This strategy may not be successful in increasing our market share, and it could affect pricing in our existing markets. We may not be successful in marketing and selling our new products, and we cannot assure you that our intended customers will purchase our products instead of competing products. Our failure to obtain a significant share of the market for HBAs compatible with operating systems other than the Solaris operating system would impair our growth and harm our operating results. Also, in light of our dependence on interoperability with the Solaris operating system, our revenues and operating results also may suffer if the demand for Sun’s servers, and particularly its high-end servers, does not expand.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates, credit ratings of the issuers and foreign currency exchange rates, as well as the risk of default by the issuer. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuer’s credit ratings is reduced. Increases in interest rates, decreases in the credit worthiness of one or more of the issuers in the portfolio or adverse changes in foreign currency exchange rates could have a material adverse impact on our financial condition or results of operations.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

As a result of the economic slowdown and the related uncertainties in our industry, we implemented a restructuring plan in the first quarter of fiscal 2004. The plan focused on cost reductions and operating efficiencies, and included workforce reductions. Additionally, in the third quarter of fiscal 2004 we had a workforce reduction in connection with synergistic plans associated with the acquisition of the PRS business and JNI Corporation. Employees directly affected by the reductions may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, or that we may not undertake additional restructuring activities. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities.

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

The Financial Accounting Standards Board has announced its decision to require companies to expense employee stock options in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, or SFAS 123, for financial reporting purposes. Such stock option expensing would require us to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and FAS 128. If we are required to expense employee stock options in the future, this change in accounting treatment would materially and adversely affect our reported results of operations as the stock-based compensation expense would be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 1 of Notes to Consolidated Financial Statements.

Our future success depends in part on the continued service of our senior management, design engineering, sales, marketing, and manufacturing personnel and our ability to identify, hire and retain additional, qualified personnel.

Our future success depends to a significant extent upon the continued service of our senior management personnel. The loss of a senior executive could have a material adverse effect on us. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development.

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

On July 28, 2004, our Chief Financial Officer announced his intention to retire. On September 9, 2004, the President, Chief Executive Officer and Chairman of our Board of Directors announced his intention to retire. A search is currently underway for their successors. However, there is no assurance that we will be able to attract, hire and retain qualified replacements, and there may be significant costs associated with the recruiting, hiring and retention of their successors.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record various significant impairment charges against these assets as noted in our financial statements. At September 30, 2004, we have $578.2 million of goodwill and purchased intangible assets. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources.

Our chief executive officer, current and former chief financial officer and certain of our other executive officers and directors, have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects for the fourth quarter of fiscal 2001. In addition, JNI Corporation, which we acquired in October 2003, also has a number of pending lawsuits. We believe that the claims being brought against us, including the claims pending against JNI Corporation and our officers and directors, are without merit, and we intend to engage in a vigorous defense against such claims. If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources, which could have an adverse effect on our business. Though insurers have paid defense costs to date, there can be no assurance that they will continue to pay such costs, judgments or other expenses associated with the lawsuit. To that end, one of our insurers, Lumbermens Insurance Company (“Lumbermens”) issued to us a five million dollar policy providing defense and indemnity coverage for this lawsuit, Lumbermens is a subsidiary of Kemper Insurance Company (“Kemper”). Kemper has publicly indicated that its overall loss exposure may exceed its ability to pay future claims, and has obtained approval from the Illinois Department of Insurance to proceed with a three year run-off plan intended to resolve, to the maximum extent possible, valid policyholder claims. Though we currently believe that it is more likely than not that Lumbermens will pay amounts owed on the policy, it is possible that Lumbermens or our other insurers will become insolvent or will otherwise be unwilling or unable to pay some or all amounts owed on the policies.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2004, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $351.7 million and a cost basis of $352.3 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2004 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2004	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$380,352	$367,777	$360,522	$351,677	$343,649	$338,115	$328,353

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

ITEM 4.    CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2004 (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

We believe that the allegations in this lawsuit are without merit and intends to defend against the lawsuit vigorously. We cannot predict the likely outcome of this lawsuit, and an adverse result could have a material adverse effect on us. We have notified our insurance carriers of this lawsuit and submitted expenses incurred in defending the lawsuit as claims under the relevant insurance policies. Though insurers have paid defense costs to date, there can be no assurance that they will continue to pay such costs, judgments or other expenses associated with the lawsuit. To that end, one of our insurers, Lumbermens Insurance Company (“Lumbermens”) issued to us a five million dollar policy providing defense and indemnity coverage for this lawsuit, Lumbermens is a subsidiary of Kemper Insurance Company (“Kemper”). Kemper has publicly indicated that its overall loss exposure may exceed its ability to pay future claims, and has obtained approval from the Illinois Department of Insurance to proceed with a three year run-off plan intended to resolve, to the maximum extent possible, valid policyholder claims. Though we currently believe that it is more likely than not that Lumbermens will pay amounts owed on the policy, it is possible that Lumbermens or our other insurers will become insolvent or will otherwise be unwilling or unable to pay some or all amounts owed on the policies.

In May 2001, a series of similar state derivative actions were filed against our directors and certain executive officers. The state complaints were coordinated and assigned to the Superior Court of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, Case No. JCCP No. 4193. In July 2004, the court approved a settlement of the derivative actions, which became effective on August 27, 2004. As part of the settlement, the defendants expressly denied any wrongdoing or liability related to the allegations made in the derivative actions, and the settlement did not result in the payment of any monetary damages. Pursuant to the settlement, we agreed to pay the plaintiffs’ attorneys’ fees and costs and to implement certain corporate governance changes, including the election of two new directors and the separation of the positions of Chairman of the Board and Chief Executive Officer no later than the Company’s annual meeting of stockholders in 2005 and the appointment of a lead director if the Chairman of the Board is not independent. Costs of the settlement have been paid by its insurance carriers.

Since 1993, we have been named as a potentially responsible party, or PRP, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical site, for which we have accrued approximately $100,000. In September 2000, we entered into a consent decree with the Environmental Protection Agency, pursuant to which we agreed to fund its proportionate share of the initial remediation efforts at the Omega Chemical site.

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against us in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation Case No. 103cv005696. In its complaint, Silvaco claims that we misappropriated trade secrets and engaged in unfair business practices by using software licensed to us by Circuit Symantics, Inc. We filed an answer denying Silvaco’s allegations and filed a motion seeking a stay of the lawsuit against us pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The motion has been granted and the arbitration is taking place. We expects the arbitration to conclude in the third quarter of fiscal 2005.

Several litigation matters are discussed below involving JNI, which became a wholly-owned subsidiary of us in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead Case No. 01 cv 0557 J (NLS). The first consolidated and amended complaint alleged that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about its business and operating results in violation of the Securities Exchange Act, and also included allegations that defendants made false statements in its secondary public offering of common stock in October 2000. In March, 2003, the Court dismissed the action, with prejudice. In April 2004, plaintiffs filed a notice of appeal. Plaintiffs have filed their appeal brief, and JNI’s response is currently due on November 8, 2004.

In October 2001, a state derivative suit was filed against JNI and certain of its former officers and directors in the San Diego County Superior Court, Case No. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court has sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the plaintiff in June 2002. However, in May 2002, another plaintiff, Sik-Lin Huang, filed a motion to intervene in the case. In June 2002, the court granted Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, the board of directors of JNI appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the litigation. In February 2003, counsel for the special litigation committee filed a motion to dismiss the action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal has been filed by the defendants on the grounds that the plaintiffs have lost standing because they no longer own JNI shares. The Court has stated that it will rule on the motion to dismiss the appeal when it rules on the merits of the appeal. Plaintiff’s opening brief on the merits is due in October 2004.

In May 2002, following JNI’s announcement that it would restate its financial statements, a state derivative suit was filed against JNI and certain of its officers and directors in the San Diego County Superior Court, Case No. GIC 789481. The complaint repeated the allegations of the derivative lawsuit filed in October 2001, and added allegations that the defendants caused or allowed JNI to falsely report its results for the fourth quarter of fiscal 2001. The special litigation committee, appointed in September 2002, investigated the allegations in this case as well. In February 2003, the special litigation committee issued a report of its investigation which concluded that it was not in the best interests of JNI to pursue this action. In February 2003, counsel for the special litigation committee filed a motion to dismiss this action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal on the grounds that the plaintiffs have lost standing because they no longer own JNI shares was filed. Plaintiff voluntarily dismissed their appeal in the face of this motion, therefore concluding this matter.

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

Although the ultimate outcome of the pending matters is not presently determinable, we believe that the resolution of all such matters, net of amounts accrued, will not have a material adverse effect on its financial position or liquidity; however, there can be no assurance that the ultimate resolution of these matters and that costs and other expenses associated with these matters will not have a material impact on its results of operations in any period.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended September 30, 2004 (in thousands, except average price per share). See Note 6 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2004	0		$0.00	0	$0
August 1 – August 31, 2004	5,380	(1)	3.14	5,380	183,121	(2)
September 1 – September 30, 2004	0		0.00	0	0

Total Shares Repurchased	5,380		$3.14	5,380	$183,121

(1)	These shares were purchased in the open market.
(2)	On August 12, 2004, the Company announced that the board of directors had authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. The Company entered into a series of agreements totaling $50.0 million that could result in the repurchase and retirement of additional shares of its common stock. On the expiration date of each agreement, depending on the closing price of the Company’s common stock, the Company will receive either a predetermined number of shares of its common stock, or a predetermined amount of cash. Collectively, under the agreements, the Company could receive up to $56.8 million of cash, or the delivery of up to 16.7 million shares of its common stock. As of September 30, 2004, none of the agreements had expired.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on September 1, 2004. Of the 311,901,311 shares of our common stock that could be voted at the annual meeting, 284,589,504 shares, or 91%, were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

(a) Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld
David M. Rickey	277,804,816	6,784,688
Roger A. Smullen, Sr.	278,007,965	6,581,539
Cesar Cesaratto	270,640,800	13,948,704
Franklin P. Johnson, Jr.	275,834,168	8,755,336
L. Wayne Price	268,732,606	15,856,898
Arthur B. Stabenow	267,132,316	17,457,188
Harvey P. White	277,424,141	7,165,363

(b) Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2005:

For	Against	Abstain
276,736,316	6,352,148	1,501,040

ITEM 5.    OTHER INFORMATION

On September 9, 2004, David M. Rickey, Chairman of the Board, President and Chief Executive Officer of the registrant, provided to the registrant’s Board of Directors notice of his intention to resign all of his positions with the registrant effective August 25, 2005.

ITEM 6.    EXHIBITS

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

Date: October 22, 2004

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ STEPHEN M. SMITH
Stephen M. Smith
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)