Form 10-Q
period 2004-12-31
APPLIED MICRO CIRCUITS CORP
filed 2005-02-02
CIK 711065

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

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

As of January 20, 2005, 308,080,196 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2004	March 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$49,771	$329,162
Short-term investments-available-for-sale	356,199	531,879
Accounts receivable	22,304	23,284
Inventories	19,847	8,490
Other current assets	46,623	16,208

Total current assets	494,744	909,023
Property and equipment, net	47,102	37,271
Goodwill and purchased intangibles, net	544,892	240,193
Other assets	1,999	1,616

Total assets	$1,088,737	$1,188,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,164	$18,164
Accrued payroll and related expenses	11,730	9,189
Other accrued liabilities	94,030	35,539
Deferred revenue	3,897	4,361
Current portion of long-term debt and capital lease obligations	103	303

Total current liabilities	123,924	67,556
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 630,000 at December 31, 2004
Issued and outstanding shares - 307,816 at December 31, 2004 and 310,985 at March 31, 2004	3,078	3,110
Additional paid-in capital	5,918,515	5,937,568
Deferred compensation, net	(10,978)	(3,299)
Accumulated other comprehensive income (loss)	(1,583)	5,352
Accumulated deficit	(4,944,219)	(4,822,184)

Total stockholders’ equity	964,813	1,120,547

Total liabilities and stockholders’ equity	$1,088,737	$1,188,103

See Accompanying Notes to Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended December 31,		Nine months ended December 31,
	2004	2003	2004	2003
Net revenues	$61,081	$38,189	$189,552	$83,823
Cost of revenues (1)	30,159	17,471	93,180	36,739

Gross profit	30,922	20,718	96,372	47,084
Operating expenses:
Research and development	31,411	30,052	94,103	85,280
Selling, general and administrative	15,887	13,493	45,563	34,892
Stock-based compensation:
Research and development	752	2,142	2,699	14,846
Selling, general and administrative	876	375	4,401	4,826
Acquired in-process research and development	—	16,100	13,400	21,800
Amortization of purchased intangibles	1,833	689	5,352	689
Impairment of purchased intangibles	27,330	—	27,330	—
Restructuring charges (benefits)	8,079	(200)	8,389	23,298
Litigation settlement, net	28,900	—	28,900	—

Total operating expenses	115,068	62,651	230,137	185,631

Operating loss	(84,146)	(41,933)	(133,765)	(138,547)
Interest income, net	4,780	7,080	14,591	27,404
Other income, net	—	8,413	—	8,403

Loss before income taxes	(79,366)	(26,440)	(119,174)	(102,740)
Income tax expense	2,526	—	2,861	—

Net loss	$(81,892)	$(26,440)	$(122,035)	$(102,740)

Basic and diluted net loss per share:

Net loss per share	$(0.27)	$(0.09)	$(0.39)	$(0.34)

Shares used in calculating basic and diluted net loss per share	307,729	306,823	309,792	305,273

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$347	$153	$631	$542
Amortization of developed technology	6,051	2,701	18,126	5,844
Amortization of purchased inventory fair value adjustment	—	475	2,204	475

	$6,398	$3,329	$20,961	$6,861

See Accompanying Notes to Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine months ended December 31,
	2004	2003
Operating activities:
Net loss	$(122,035)	$(102,740)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	13,960	16,136
Amortization of purchased intangibles	23,478	6,533
Impairment of purchased intangibles	27,330	—
Acquired in-process research and development	13,400	21,800
Stock-based compensation expense	7,731	20,214
Non-cash restructuring charges	3,855	6,610
Net gain on strategic equity investment	—	(862)
Net gains on disposals of property	—	(7,541)
Changes in operating assets and liabilities:
Accounts receivables	2,605	(11,161)
Inventories	(6,407)	3,233
Other assets	(30,333)	7,755
Accounts payable	(5,931)	(1,431)
Accrued payroll and other accrued liabilities	58,540	3,434
Deferred revenue	(971)	(698)

Net cash used for operating activities	(14,778)	(38,718)

Investing activities:
Proceeds from sales and maturities of short-term investments	2,507,877	4,403,581
Purchases of short-term investments	(2,339,921)	(4,213,579)
Repayments on notes receivable from employees	—	61
Purchase of property, equipment and other assets	(25,444)	(11,222)
Proceeds from the sales of strategic equity investments	—	1,760
Proceeds from the sale of real estate	—	24,881
Net cash paid for acquisitions	(368,355)	(167,869)

Net cash provided by (used for) investing activities	(225,843)	37,613

Financing activities:
Proceeds from issuance of common stock	5,177	10,314
Repurchase of company stock	(16,879)	—
Structured stock repurchases, net	(27,657)	—
Payments on capital lease obligations	(132)	(763)
Payments on long-term debt	(68)	(542)
Other	789	121

Net cash provided by (used for) financing activities	(38,770)	9,130

Net increase (decrease) in cash and cash equivalents	(279,391)	8,025

Cash and cash equivalents at beginning of period	329,162	150,556

Cash and cash equivalents at end of period	$49,771	$158,581

Supplementary cash flow disclosure:
Cash paid for:
Interest	$64	$54

Income taxes	$623	$144

See Accompanying Notes to Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Applied Micro Circuits Corporation (“AMCC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in net revenues and operating results, and these fluctuations could continue.

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

The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows (in thousands, except per share amounts):

	Three Months ended December 31,		Nine Months ended December 31,
	2004	2003	2004	2003
Net Loss—as reported	$(81,892)	$(26,440)	$(122,035)	$(102,740)
Plus: Reported stock-based compensation	1,975	2,670	7,731	20,214
Less: Fair value stock-based compensation	(22,834)	(76,328)	(86,310)	(283,193)

Net Loss—pro forma	$(102,751)	$(100,098)	$(200,614)	$(365,719)

Reported basic and diluted net loss per share	$(0.27)	$(0.09)	$(0.39)	$(0.34)

Pro forma basic and diluted net loss per share	$(0.33)	$(0.33)	$(0.65)	$(1.20)

For purposes of the pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Expected life (years)	4.0	4.0	4.0	4.0	1.4	1.46	1.4	1.24
Volatility	0.93	0.98	0.95	1.00	0.97	1.03	0.98	1.03
Risk-free interest rate	3.3%	2.5%	3.8%	2.5%	1.8%	1.5%	1.7%	1.5%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Weighted average fair value per share	$2.42	$3.92	$2.64	$3.66	$2.16	$2.37	$2.19	$2.19

2. ACQUISITIONS

The Company completed two acquisitions during the nine months of fiscal 2005 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of each business acquired from the date of acquisition. Details of the acquired businesses are as follows:

3ware, Inc.—On April 1, 2004, the Company completed the acquisition of 3ware, Inc. for approximately $145.0 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock. 3ware is a provider of high-performance, high-capacity Serial ATA (SATA) storage solutions for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage (NAS), video, and high-performance computing.

Embedded Products Business—On May 5, 2004, the Company completed the acquisition of the assets and intellectual property associated with IBM’s 400 series of embedded PowerPC® standard products for approximately $227.9 million in cash. On December 6, 2004, the Company exercised an option to purchase additional related assets located in France for $4.1 million.

In connection with these transactions, the Company conducted valuations of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS No. 141, “Business Combinations”, (“SFAS 141”). In accordance with SFAS 141, the Company has preliminarily allocated the excess purchase price over the fair value of net tangible assets acquired to the identifiable intangible assets. The purchase price in each transaction was allocated as follows (in thousands):

	3ware	Embedded Products Business	Total
Net tangible assets	$10,142	$1,583	$11,725
In-process research and development	8,000	5,400	13,400
Developed technology	14,500	73,500	88,000
Backlog/customer relationships	300	1,900	2,200
Patents/core technology rights/tradename	6,100	20,700	26,800
Purchased inventory fair value adjustment	1,465	739	2,204
Stock based compensation	19,024	—	19,024
Goodwill	110,189	128,061	238,250

Total consideration	$169,720	$231,883	$401,603

The total consideration issued in the acquisitions is as follows (in thousands):

	3ware	Embedded Products Business	Total
Cash paid and merger fees	$145,832	$231,883	$377,715
Value of assumed options	23,888	—	23,888

Total consideration	$169,720	$231,883	$401,603

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

Pro Forma Data (unaudited)

As required by SFAS 141, the pro forma data set forth below gives effect to the purchase of JNI Corporation (or “JNI”), which the Company acquired on October 28, 2003, and 3ware, Inc. acquired April 1, 2004 as if they had occurred at the beginning of the periods presented and does not purport to be indicative of what would have occurred had the companies actually been combined nor does it reflect what may occur in the future. The results presented do not include the results of the PRS Business, which the Company acquired in September 2003 and January 2004 or the Embedded Products Business, acquired May 5, 2004 and December 6, 2004, for periods prior to their acquisition dates because such interim information was not available. The results for the nine months ended December 31, 2004 do not include the $13.4 million IPR&D charge and the results for the three months and nine months ended December 31, 2003 do not include the $16.1 million IPR&D charge. The results for the three and nine months ended December 31, 2004 and 2003, give effect to the amortization of purchased intangible assets and deferred compensation from JNI and 3ware. Included in the results is a restructuring charge of $8.1 million and $8.4 million for the three and nine months ended December 31, 2004, respectively, and restructuring charges (benefit) of ($200,000) and $23.3 million for the three and nine months ended December 31, 2003, respectively. The results for the three and nine months ended December 31, 2004, include $27.3 million of impairment charge for purchased intangibles and $28.9 million of net litigation settlement costs.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net revenues	$61,081	$46,355	$189,552	$111,590

Net loss	$(81,892)	$(18,005)	$(108,635)	$(125,739)

Basic and diluted loss per share	$(0.27)	$(0.06)	$(0.35)	$(0.41)

3. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	December 31, 2004	March 31, 2004
Accounts receivable	$24,060	$24,994
Less: allowance for bad debts	(1,756)	(1,710)

	$22,304	$23,284

Inventories (in thousands):

	December 31, 2004	March 31, 2004
Finished goods	$12,192	$5,061
Work in process	5,032	2,376
Raw materials	2,623	1,053

	$19,847	$8,490

Other current assets (in thousands):

	December 31, 2004	March 31, 2004
Litigation insurance receivable	$31,100	$—
Deposits	2,818	2,304
Prepaid expenses	9,555	6,477
Other current assets	3,150	7,427

	$46,623	$16,208

Property and equipment (in thousands):

	Useful Life	December 31, 2004	March 31, 2004
	(in years)
Machinery and equipment	5-7	$44,188	$44,402
Leasehold improvements	1-10	11,838	9,969
Computers, office furniture and equipment	3-7	95,437	91,411
Buildings	31.5	6,279	—
Land	N/A	12,202	—

		169,944	145,782
Less accumulated depreciation and amortization		(122,842)	(108,511)

		$47,102	$37,271

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	December 31, 2004			March 31, 2004
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,405,237	$(3,974,186)	$431,051	$4,166,727	$(3,974,186)	$192,541
Developed technology and patents	410,100	(302,677)	107,423	333,900	(288,107)	45,793
Customer relationships / backlog	2,600	(1,772)	828	1,400	(489)	911
Tradename/Trademark	29,200	(23,610)	5,590	24,000	(23,052)	948

	$4,847,137	$(4,302,245)	$544,892	$4,526,027	$(4,285,834)	$240,193

The change in the carrying amount of goodwill for the nine months ended December 31, 2004, was as follows (in thousands):

Balance as of March 31, 2004	$192,541
Goodwill related to acquisitions (Note 2)	238,250
Acquired lease liability adjustment	260

Balance as of December 31, 2004	$431,051

The estimated future amortization expense of purchased intangible assets as of December 31, 2004 was as follows (in thousands):

Three months ending March 31, 2005	$6,804
Fiscal year 2006	22,231
Fiscal year 2007	18,930
Fiscal year 2008	18,930
Fiscal year 2009	18,379
Thereafter	28,567

Total	$113,841

Other accrued liabilities (in thousands):

	December 31, 2004	March 31, 2004
Accrued warranty and excess purchase commitments	$7,033	$6,412
Current tax liabilities	2,838	600
Restructuring liabilities (Note 4)	4,169	7,118
Acquired excess lease liability	9,090	11,159
Accrued litigation settlement (Note 8)	60,000	—
Other	10,900	10,250

	$94,030	$35,539

Interest income, net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Interest income	$4,284	$6,601	$12,592	$21,443
Net realized gains from short-term investments	508	499	2,063	6,015
Interest expense	(12)	(20)	(64)	(54)

	$4,780	$7,080	$14,591	$27,404

Other income (expense), net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Gain on strategic equity investments	$—	$862	$—	$862
Net gains on disposals of property	—	7,551	—	7,541

	$—	$8,413	$—	$8,403

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net loss	$(81,892)	$(26,440)	$(122,035)	$(102,740)

Shares used in calculating basic and diluted net loss per share:
Weighted average common shares outstanding	307,729	306,843	309,792	305,383
Less: Unvested common shares outstanding	—	(20)	—	(110)

Shares used in calculating basic and diluted net loss per share	307,729	306,823	309,792	305,273

Basic and diluted net loss per share	$(0.27)	$(0.09)	$(0.39)	$(0.34)

Because the Company incurred losses for the three and nine months ended December 31, 2004 and 2003, the effect of dilutive securities totaling 3.1 million and 4.0 million equivalent shares for the three and nine months ended December 31, 2004, respectively, and 4.9 million and 3.9 million equivalent shares for the three and nine months ended December 31, 2003, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

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

As a result of the Company’s April 2003 restructuring activities, the Company realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $34 million of annual savings relating to operating expenses in fiscal 2004. However, in November 2003 the Company elected to reoccupy a portion of the 58,000 square foot building in San Diego. This decision was based on the acquisition of JNI Corporation and the need to integrate the operations of the two companies in order to achieve the planned cost savings. As a result of this decision to reoccupy the San Diego building, the Company reversed a portion of the prior accrual for the excess lease commitment and reinstated the book value of the leasehold improvements, which were previously abandoned. The Company recorded a net restructuring benefit of approximately $2.4 million related to this activity. In addition, the Company recorded an adjustment to the amount of accrued severance of approximately $200,000 because it overestimated the amount of severance that would be paid.

In November 2003, the Company implemented a fourth workforce reduction and restructuring. The November 2003 workforce reduction was implemented as a means to achieve certain cost savings anticipated in connection with the fiscal 2004 acquisitions. The restructuring consisted of the elimination of approximately 50 employees and the abandonment of certain leased property. As a result of the November 2003 restructuring, the Company recorded a charge of approximately $2.8 million, consisting of $1.2 million for employee severance and $1.6 million for excess facilities costs. As of September 30, 2004, the Company has completed the restructuring activities contemplated by the November 2003 workforce reduction program and no further payments or expenses are anticipated under this program. The Company estimates it will achieve annual operating expense savings of approximately $8 million in fiscal 2005, as a result of the November workforce reduction.

In November 2004, the Company implemented a fifth workforce reduction and realignment. The November 2004 workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring its operations, consolidating its facilities and reducing its workforce. The restructuring consisted of the elimination of approximately 150 employees, or 20 percent of its workforce, the closure of its Israel facility and consolidating other locations. As a result of the November 2004 restructuring, the Company recorded a charge of approximately $8.1 million, consisting of $4.2 million for employee severance and $3.9 million for property and equipment write-offs. The Company estimates that as a result of the November 2004 workforce reduction, it will achieve annual operating expense savings of approximately $24 million to $32 million annually.

The following tables provide detailed activity related to each of our continuing restructuring activities for the nine months ended December 31, 2004 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operation Lease Commitments	Property and Equipment Impairments	Total
July 2001 Restructuring Program
Liability, March 31, 2004	$—	$68	$—	$68
Cash Payments	—	(26)	—	(26)
Adjustment	—	(42)	—	(42)

Liability, December 31, 2004	$—	$—	$—	$—

April 2003 Restructuring Program
Liability, March 31, 2004	$51	$5,639	$—	$5,690
Cash Payments	—	(3,116)	—	(3,116)
Noncash amount	—	(619)	—	(619)
Adjustment	(51)	113	—	62

Liability, December 31, 2004	$—	$2,017	$—	$2,017

November 2003 Restructuring Program
Liability, March 31, 2004	$15	$1,345	$—	$1,360
Cash Payments	(60)	(1,590)	—	(1,650)
Adjustment	45	245	—	290

Liability, December 31, 2004	$—	$—	$—	$—

November 2004 Restructuring Program
Liability, March 31, 2004	$—	$—	$—	$—
Charged to expense	4,224	—	3,855	8,079
Cash Payments	(2,072)	—	—	(2,072)
Noncash amount	—	—	(3,855)	(3,855)

Liability, December 31, 2004	$2,152	$—	$—	$2,152

A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operation Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2004	$66	$7,052	$—	$7,118
Charged to expense	4,224	—	3,855	8,079
Cash Payments	(2,132)	(4,732)	—	(6,864)
Noncash amounts	—	(619)	(3,855)	(4,474)
Adjustments	(6)	316	—	310

Liability, December 31, 2004	$2,152	$2,017	$—	$4,169

5. IMPAIRMENT OF PURCHASED INTANGIBLES

As a result of the November 2004 restructuring program, the Company decided to reduce its future investment in certain products acquired in the JNI transaction. In connection with the preparation of the third quarter financial results, the Company performed an impairment test as required by SFAS 144 which resulted in the Company recording a non-cash charge of $27.3 million for the impairment of purchased intangibles. This charge is recorded in operating expenses in the consolidated statement of operations for the three months and nine months ended December 31, 2004.

6. COMPREHENSIVE INCOME OR LOSS

The components of comprehensive income or loss, net of tax, are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Net loss	$(81,892)	$(26,440)	$(122,035)	$(102,740)
Change in net unrealized loss on short-term investments	(1,931)	(1,363)	(7,724)	(8,469)
Foreign currency translation adjustment	693	82	789	121

Comprehensive loss	$(83,130)	$(27,721)	$(128,970)	$(111,088)

7. STOCKHOLDERS’ EQUITY

On August 12, 2004, the Company announced that the board of directors had authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. During the second quarter of fiscal 2005, the Company repurchased and retired 5.4 million shares of its common stock for approximately $16.9 million.

In addition, the Company entered into a series of twenty structured stock repurchase agreements totaling $50.0 million which will settle in cash or stock depending on the closing market price of our common stock on the expiration date of the agreements. Upon each expiration date, if the closing market price of the Company’s common stock is at or above the pre-determined price, the Company will have its investment returned with a premium. During the third quarter of fiscal 2005, nine transactions matured. Of these nine expired transactions, one expiration transaction fell below the pre-determined price and the Company received 822,733 shares of its common stock at an effective purchase price of $3.04 per share. The remaining eight expired transactions resulted in the return of cash totaling $22.3 million. The cash received is treated as an increased in additional paid in capital on the balance sheet. The underlying shares related to the non-expired transactions are considered outstanding and have been included in the calculation of basic and diluted earnings per share for the three and nine months ended December 31, 2004. Under the remaining eleven agreements, the Company could receive up to $31.8 million of cash, or the delivery of up to 9.3 million shares of its common stock.

8. CONTINGENCIES

In April 2001, a series of similar federal complaints were filed against the Company and certain of its executive officers and directors. The complaints were consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). On January 21, 2005, the parties entered into a Memorandum of Understanding in which the Company agreed to pay $60 million to settle the litigation. Of that amount, the Company expects insurers to pay approximately $31.1 million. As a result, the Company recorded a charge for $28.9 million in the quarter ended December 31, 2004. The settlement is subject to court approval.

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

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation Case No. 103cv005696. In its complaint, Silvaco claims that the Company misappropriated trade secrets and engaged in unfair business practices by using software licensed to us by Circuit Symantics, Inc. The Company filed an answer denying Silvaco’s allegations and filed a motion seeking a stay of the lawsuit against us pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The motion has been granted and the arbitration is taking place. The Company expects the arbitration to conclude in the fourth quarter of fiscal 2005.

Several litigation matters are discussed below involving JNI, which became a wholly-owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead Case No. 01 cv 0557 J (NLS). The first consolidated and amended complaint alleged that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about its business and operating results in violation of the Securities Exchange Act, and also included allegations that defendants made false statements in its secondary public offering of common stock in October 2000. In March, 2003, the Court dismissed the action, with prejudice. In April 2004, plaintiffs filed a notice of appeal. The appeal has been fully briefed; the date for oral argument has yet to be set by the Court of Appeals.

In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the San Diego County Superior Court, Case No. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court has sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the plaintiff in June 2002. However, in May 2002, another plaintiff, Sik-Lin Huang, filed a motion to intervene in the case. In June 2002, the court granted Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, the board of directors of JNI appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the litigation. In February 2003, counsel for the special litigation committee filed a motion to dismiss the action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal has been filed by the defendants on the grounds that the plaintiffs have lost standing because they no longer own JNI shares. The Court has stated that it will rule on the motion to dismiss the appeal when it rules on the merits of the appeal. Plaintiff’s opening brief on the merits was filed in January 2005. The respondents’ brief will likely be filed in February 2005.

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

The Company cannot predict the likely outcome of these lawsuits, and an adverse result in any of these lawsuits could have a material adverse effect on the Company

9. RELATED PARTY TRANSACTIONS

From time to time the Company charters an aircraft for business travel from an aircraft charter company, which manages an aircraft owned by a company that AMCC’s chief executive officer controls. The Company expensed a total of $200,000 and $600,000 for such charters during the three and nine months ended December 31, 2004, respectively, and $200,000 and $600,000 during the three and nine months ended December 31, 2003, respectively. These amounts were within the limits on such expenses approved by the board of directors.

10. NEW ACCOUNTING PRONOUNCEMENTS

During December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123R, “Share-Based Payment” (SFAS 123R), which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. Stock-based payments include stock option grants and certain transactions under other Company stock plans. SFAS 123R is effective for all interim or annual periods beginning after June 15, 2005. The Company is currently evaluating the impact that the adoption of SFAS 123R will have on its consolidated financial position, results of operations and cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2004 and 2003. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

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

Overview

AMCC provides the essential building blocks for the processing, moving and storing of information worldwide. The company blends systems and software expertise with high-performance, high-bandwidth silicon integration to deliver silicon, hardware and software solutions for global wide area networks (WAN), embedded applications such as PowerPC and programmable SOC architectures, storage area networks (SAN), and high-growth storage markets such as Serial ATA (SATA) RAID. AMCC’s corporate headquarters are located in San Diego, California. Sales and engineering offices are located throughout the world.

Over the last several years, the Company has undertaken significant restructuring activities in an effort to reduce operating costs in line with current revenue levels. In addition, in an effort to diversify its customer base, the company has also made several acquisitions. In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line (the PRS Business) for approximately $50 million in cash to complement our existing communications products portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI Corporation, a provider of Fibre Channel hardware and software products that are critical elements of storage networks, for approximately $196.4 million in cash. In April 2004, we completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions, for a purchase price of approximately $145 million in cash. In May 2004 and December 2004, we acquired intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC® standard products, (the Embedded Products Business) for approximately $232 million in cash. The PowerPC 400 series product line is targeted at Internet, communication, data storage, consumer and imaging applications. We plan to continue evaluating strategic opportunities as they arise, including business combinations, strategic relationships, capital infusions and the purchase and sale of assets.

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

Restructuring Charges

Over the last four years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Prior to 2003, the liability for certain exit costs was recognized on the date that management committed to a plan. In 2003, new accounting guidance was issued requiring us to recognize costs associated with our exit and disposal activities at fair value when a liability is incurred. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities and then estimate the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three and nine months ended December 31, 2004 were approximately $61.1 million and $189.6 million, respectively, representing an increase of 59.9% and 126.1% from net revenues of approximately $38.2 million and $83.8 million for the three and nine months ended December 31, 2003, respectively. The increase in total net revenues for the nine months ended December 31, 2004 was primarily attributable to the revenues generated from our fiscal 2004 and 2005 acquisitions, as well as increases in revenue from our existing communications product portfolio, offset by decreases in other revenue. See the following tables (dollars in thousands):

	Three Months Ended December 31,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$30,534	50.0%	$31,125	81.5%	$(591)	(1.90)%
Storage	12,886	21.1%	5,014	13.1%	7,872	157.0%
Embedded Products	16,847	27.6%	—	0.0%	16,847	N/A
Other	814	1.3%	2,050	5.4%	(1,236)	(60.3)%

	$61,081	100.0%	$38,189	100.0%	$22,892	59.9%

	Nine Months Ended December 31,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$95,712	50.5%	$69,016	82.3%	$26,696	38.7%
Storage	38,691	20.4%	5,014	6.0%	33,677	671.7%
Embedded Products	47,432	25.0%	—	0.0%	47,432	N/A
Other	7,717	4.1%	9,793	11.7%	(2,076)	(21.2)%

	$189,552	100.0%	$83,823	100.0%	$105,729	126.1%

Communication revenue consists of our historical communications products and the PRS Business acquisition. Storage revenue is derived from of our JNI and 3ware acquisitions. The Embedded Products revenue consists of our Embedded Products Business acquisitions and other revenue consists of our legacy non-communications products, such as computer, ATE and military products.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three and nine months ended December 31, 2004 and 2003 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Mitsui Comtek Corporation	*	10%	*	10%
Sanmina-SCI	*	13%	*	12%
Insight Electronics	17%	16%	16%	12%

*	Less than 10% of total net revenues for period indicated.

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in the three and nine months ended December 31, 2004 and 2003 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Nortel Networks Corporation	11%	18%	10%	17%
Fujitsu	*	11%	*	11%
Huawei	*	12%	*	10%

*	Less than 10% of total net revenues for period indicated.

Revenues based on direct shipments outside the United States of America accounted for 48% and 50% of net revenues for the three and nine months ended December 31, 2004 compared to 45% and 47% for the three and nine months ended December 31, 2003.

Gross Profit. The following tables present net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended December 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$61,081	100.0%	$38,189	100.0%	$22,892	59.9%
Cost of revenues	30,159	49.4%	17,471	45.7%	12,688	72.6%

Gross profit	$30,922	50.6%	$20,718	54.3%	10,204	49.3%

	Nine Months Ended December 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$189,552	100.0%	$83,823	100.0%	$105,729	126.1%
Cost of revenues	93,180	49.2%	36,739	43.8%	56,441	153.6%

Gross profit	$96,372	50.8%	$47,084	56.2%	49,288	104.7%

The increase in gross profit for the three and nine months ended December 31, 2004 was primarily attributable to the increase in revenues, offset by an increase of $2.9 million and $14.0 million, respectively, of amortization of developed technology and purchased inventory fair value adjustment included in our cost of revenues.

The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2004 was $6.1 million and $20.3 million, respectively, compared to $3.2 million and $6.3 million, respectively, for the three and nine months ended December 31, 2003. The increase is a result of our fiscal 2004 and fiscal 2005 acquisitions. Based on the amount of capitalized purchased intangibles on the balance sheet as of December 31, 2004, we expect amortization expense for purchased intangibles charged to cost of revenues to be $23.3 million, $17.6 million and $14.5 million for each of the fiscal years ending March 31, 2005, 2006 and 2007, respectively. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses. The following tables present research and development and selling, general and administrative expenses for the three and nine months ended December 31, 2004 and 2003 (dollars in thousands):

	Three Months Ended December 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$31,411	51.4%	$30,052	78.7%	$1,359	4.5%
Selling, general and administrative	$15,887	26.0%	$13,493	35.3%	$2,394	17.7%

	Nine Months Ended December 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$94,103	49.6%	$85,280	101.7%	$8,823	10.3%
Selling, general and administrative	$45,563	24.0%	$34,892	41.6%	$10,671	30.6%

Research and Development. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D of 4.5% and 10.3% for the three and nine months ended December 31, 2004, respectively, was primarily due to higher payroll, the related benefits expense, and facilities costs of approximately $2.0 million and $15.1 million, resulting from our fiscal 2004 and fiscal 2005 acquisitions, offset by lower software and equipment depreciation costs and design costs of approximately $600,000 and $6.2 million, respectively, resulting from our restructuring initiatives. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications, storage and embedded products. Currently, R&D expenses are focused on the development of communications, storage, and embedded products and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Since the start of fiscal 2002, we have invested a total of approximately $493.2 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. For most products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development and qualification. We have not yet generated significant revenues from many of these new products for two additional reasons. First, the dramatic and extended downturn in the telecommunications market has severely impacted our customers and has resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced. Second, we have discontinued development of several new products and slowed down development of other new products as we realized that demand for these products would not materialize as originally anticipated.

Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses for the three and nine months ended December 31, 2004 was primarily due to the effect of higher payroll and related benefits, corporate branding, and contracted services of approximately $3.5 million and $12.3 million, respectively, as a result of our fiscal 2004 and fiscal 2005 acquisitions, offset by lower professional services and insurance expense of $1.1 million and $1.9 million, respectively. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation. The following tables present stock-based compensation expenses for employees engaged in research and development and selling, general and administrative activities expenses for the three and nine months ended December 31, 2004 and 2003, all of which was excluded from those operating expenses (dollars in thousands):

	Three Months Ended December 31,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Research and development	$752	1.2%	$2,142	5.6%	$(1,390)	(64.9)%
Selling, general and administrative	876	1.4%	375	1.0%	501	133.6%

	$1,628	2.6%	$2,517	6.6%	$(889)	(35.3)%

	Nine Months Ended December 31,
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Research and development	$2,699	1.4%	$14,846	17.7%	$(12,147)	(81.8)%
Selling, general and administrative	4,401	2.3%	4,826	5.8%	(425)	(8.8)%

	$7,100	3.7%	$19,672	23.5%	$(12,572)	(63.9)%

Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In fiscal 2005, we recorded approximately $19.0 million of deferred compensation in connection with stock options assumed in our acquisition of 3ware. Stock-based compensation charges, including amounts charged to cost of revenues, were $2.0 million and $7.7 million for the three and nine months ended December 31, 2004, respectively, compared to $2.7 million and $20.2 million for the three and nine months ended December 31, 2003, respectively. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $1.6 million for the last quarter of fiscal 2005 and $6.3 million in fiscal 2006. These charges could be reduced as a result of employee turnover. Acquisitions of businesses may result in substantial additional on-going costs. Such charges may cause fluctuations in our interim or annual operating results.

Acquired In-process Research and Development. For the nine months ended December 31, 2004, we recorded $13.4 million of acquired in-process research and development, or IPR&D, resulting from the acquisition of 3ware and the Embedded Products Business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the 3ware acquisition was made up of two projects that were 42% and 25% complete, respectively, at the date of acquisition. The estimated aggregate cost to complete these projects was $650,000 and $2.3 million, and the discount rate applied to calculate the IPR&D charge was 30% and 35%, respectively. The IPR&D charge related to the Embedded Products Business acquisition was made up of three projects, which were between 42% and 69% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $9.1 million. The discount rate applied to calculate the IPR&D charge ranged from 25% to 30%.

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

As a result of our April 2003 restructuring activities, we realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $34 million of annual savings relating to operating expenses in fiscal 2004. However, in November 2003 we elected to reoccupy a portion of the 58,000 square foot building in San Diego. This decision was based on the acquisition of JNI Corporation and the need to integrate the operations of the two companies in order to achieve the planned cost savings. As a result of this decision to reoccupy the San Diego building, we reversed a portion of the prior accrual for the excess lease commitment and reinstated the book value of the leasehold improvements, which were previously abandoned. We recorded a net restructuring benefit of approximately $2.4 million related to this activity. In addition, we recorded an adjustment to the amount of accrued severance of approximately $200,000 because we overestimated the amount of severance that would be paid.

In November 2003, we implemented a fourth workforce reduction and restructuring. The November 2003 workforce reduction was implemented as a means to achieve certain cost savings anticipated in connection with the fiscal 2004 acquisitions. The restructuring consisted of the elimination of approximately 50 employees and the abandonment of certain leased property. As a result of the November restructuring, the Company recorded a charge of approximately $2.8 million, consisting of $1.2 million for employee severance and $1.6 million for excess facilities costs. As of September 30, 2004, the Company has completed the restructuring activities contemplated by the November 2003 workforce reduction program and no further payments or expenses are anticipated under this program. We estimate achieving annual operating expense savings of $8 million in fiscal 2005, as a result of the November 2003 workforce reductions.

In November 2004, the Company implemented a fifth workforce reduction and realignment. The November 2004 workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring its operations, consolidating its facilities and reducing its workforce. The restructuring consisted of the elimination of approximately 150 employees, or 20 percent of its workforce, the closure of its Israel facilities and consolidating other locations. As a result of the November restructuring, the Company recorded a charge of approximately $8.1 million, consisting of $4.2 million for employee severance and $3.9 million for property and equipment write-offs. The Company estimates that as a result of the November 2004 workforce reduction, it will achieve annual operating expense savings of approximately $24 million to $32 million annually.

Interest and Other Income and Expenses, net. The following tables present interest and other income and expenses for the three and nine months ended December 31, 2004 and December 31, 2003 (dollars in thousands):

	Three Months Ended December 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income, net	$4,780	7.8%	$7,080	18.5%	$(2,300)	(32.5)%
Other income (expense), net	—	0.0%	$8,413	22.0%	$(8,413)	(100.0)%

	Nine Months Ended December 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income, net	$14,591	7.7%	$27,404	32.7%	$(12,813)	(46.8)%
Other income (expense), net	—	0.0%	$8,403	10.0%	$(8,403)	(100.0)%

Interest Income, net. Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease for the three and nine months ending December 31, 2004 is primarily due to lower cash balances as well as lower net realized gains on the portfolio.

Other Income (Expense), net. Other income (expense) for the three and nine months ended December 31, 2003 includes recorded gains on strategic equity investments as well as net gains from the sale of real estate, and property and equipment.

Income Taxes. Our income tax expense for the three and nine months ended December 31, 2004 was $2.5 million and $2.9 million, respectively. The expense primarily reflects estimated foreign tax liabilities.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2004, our principal source of liquidity consisted of $406.0 million in cash, cash equivalents and short-term investments. Working capital as of December 31, 2004 was $370.8 million. Total cash and short-term investments decreased by $455.1 million during the nine months ended December 31, 2004 primarily as a result of the use of $368.4 million of net cash to fund our fiscal 2005 acquisitions, $44.5 million to fund our stock repurchase programs, $25.4 million to purchase property, equipment and other assets, and $14.8 million for operating activities. At the end of December 31, 2004, we had contractual obligations not included on our balance sheet totaling $65.0 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the nine months ended December 31, 2004, we used $14.8 million of cash from our operations compared to using $38.7 million for our operations in the nine months ended December 31, 2003. Although we had a net loss of $122.0 million for the nine months ended December 31, 2004, $89.8 million consisted of non-cash charges such as $14.0 million of depreciation, $50.8 million of amortization and impairments of purchased intangibles, $13.4 million of acquired in-process research and development charges, $7.7 million of stock-based compensation charges, and $3.9 million of non-cash restructuring charges. The remaining change in operating cash flows for the nine months ended December 31, 2004 primarily reflects increases in inventory, other assets and accrued payroll and accrued liabilities offset by decreases in accounts receivable and accounts payable for the nine months ended December 31, 2004. Net cash used for operations in the nine months ended December 31, 2003 primarily reflects our operating results before non-cash charges, as well as increases in accounts receivables resulting from higher revenues and accrued liabilities primarily from our restructuring accruals and decreases in other assets and inventories.

We used $225.8 million of cash for investing activities during the nine months ended December 31, 2004, compared to generating $37.6 million during the nine months ended December 31, 2003. The use of cash for the nine months ended December 31, 2004 primarily reflects the net cash paid for our fiscal 2005 acquisitions, and purchases of real property and equipment offset by the net proceeds from the sale of short-term investments. The inflow of cash for the nine months ended December 31, 2003, primarily represented the proceeds from the sale of real estate and the sale of short-term investments, in order to acquire cash needed for our fiscal 2004 acquisitions, offset by net cash paid for the acquisitions.

We used $38.8 million of cash for the nine months ended December 31, 2004 for financing activities compared to generating $9.1 million for the nine months ended December 31, 2003. The major financing source of cash was from the sale of common stock through the exercise of employee stock options. The major financing uses of cash for the nine months ended December 31, 2004 was related to the repurchase of company stock and the financing of a structured stock repurchase agreement.

On January 21, 2005, we entered into a Memorandum of Understanding regarding our shareholder litigation in which we agreed to pay $60 million to settle the litigation. Of that amount, we expect insurers to pay approximately $31.1 million. As a result, we expect to pay the net amount of $28.9 million when the settlement is approved by the court in the quarter ended March 31, 2004.

On August 12, 2004, the Company announced that the board of directors had authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. During the second quarter of fiscal 2005, the Company repurchased and retired 5.4 million shares of its common stock for approximately $16.9 million.

In addition, the Company entered into a series of twenty structured stock repurchase agreements totaling $50.0 million which will settle in cash or stock depending on the closing market price of our common stock on the expiration date of the agreements. Upon each expiration date, if the closing market price of the Company’s common stock is at or above the pre-determined price the Company will have its investment returned with a premium. During the third quarter of fiscal 2005, nine transactions matured. Of these nine expired transactions, one expiration transaction fell below the pre-determined price and the Company received 822,733 shares of its common stock at an effective purchase price of $3.04 per share. The remaining eight expired transactions resulted in the return of cash totaling $22.3 million. The cash received is treated as an increased in additional paid in capital on the balance sheet. The underlying shares related to these transactions are considered outstanding and have been included in the calculation of basic and diluted earnings per share for the three and nine months ended December 31, 2004. Under the remaining agreements, the Company could receive up to $31.8 million of cash, or the delivery of up to 9.3 million shares of its common stock.

On April 1, 2004, the Company completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions. Under the terms of the agreement, AMCC acquired all outstanding shares of 3ware, Inc. for approximately $145.0 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock.

On May 5, 2004, the Company completed the acquisition of the assets and intellectual property associated with IBM’s 400 series of embedded PowerPC® standard products for approximately $227.9 million in cash. On December 6, 2004, the Company exercised an option to purchase additional related assets located in France for $4.1 million.

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

The following table summarizes our contractual obligations as of December 31, 2004 (in thousands):

	Operating Leases	Litigation Settlement	Other Purchase Commitment	Total
Three months ended 3/31/05	$10,401	$60,000	$20,100	$90,501
FY2006	8,676	—	—	8,676
FY2007	6,191	—	—	6,191
FY2008	5,327	—	—	5,327
FY2009	4,825	—	—	4,825
Thereafter	9,452	—	—	9,452

Total	$44,872	$60,000	$20,100	$124,972

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or our customers’ products or otherwise;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity contract manufacturing services, purchased parts and raw materials;

•	problems or delays that we and our foundries may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the impact of potential one time charges related to purchased intangibles;

•	costs associated with compliance with applicable environmental, other governmental or industry regulations including costs to redesign products to comply with those regulations or lost revenue due to failure to comply timely;

•	the effects of changes in accounting standards, including the recently announced rule requiring the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, attorney fees, litigation judgments or settlements relating to the use or ownership of intellectual property, the pending litigation against us and certain of our executive officers and directors alleging violations of federal securities laws or other claims arising out of our operations;

•	the ability of our customers to obtain components from their other suppliers;

•	our ability to identify, hire and retain senior management and other key personnel, including successors to our Chief Executive Officer and Chief Financial Officer;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products or our customers’ products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products at our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, or product yield, assembly constraints for our devices, which adversely affect our ability to meet our production obligations;

•	the financial failure of one of our subcontract manufacturers;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial noncancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Customer orders for our products typically have non-standard lead times, which makes it difficult for us to predict revenues and plan inventory levels and production schedules. If we are unable to plan inventory levels and production schedules effectively, our business, financial condition and operating results could be materially harmed.

From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside contract manufacturers, suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render our products less marketable. If we are forced to hold excess inventory or we incur unanticipated inventory write-downs, our financial condition and operating results could be materially harmed.

Our expense levels are relatively fixed and are based on our expectations of future revenues. We have limited ability to reduce expenses quickly in response to any revenue shortfalls.

If the recovery of the technology sector does not continue, our revenues and profitability will be adversely affected.

We derive a majority of our revenues from sales of IC products and subsystems to technology equipment manufacturers. The technology equipment industry is cyclical and has experienced a significant extended downturn from which it has only recently begun recovery. We cannot predict how long this recovery will last, but if it ends, our revenues and profitability will continue to be impacted.

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

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from most of our key customers. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise. Continued reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly further reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	design wins with customers may not result in sales to such customers;

•	the introduction of customer new products may be later or less successful in the market than planned;

•	sales of customer product lines using our products may rapidly decline or the product lines may be phased out;

•	our agreements with customers typically are non-exclusive and do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products;

•	the impact of terminating certain sales representatives or sales personnel; and

•	the continued viability of these customers.

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

Our products typically have lengthy design cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales.

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Due to this lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy design cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. In addition, anticipated sales could be materially and adversely affected if a significant customer curtails, reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

While our design cycles are typically long, some of our product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to compensate for those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

An important part of our strategy is to continue our focus on the markets for wireline communications and storage infrastructure. If we are unable to further expand our share of these markets, our revenues may not grow and could further decline.

Our markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, or if our products fail to be certified by OEMs, we would lose business from an existing or potential customer and would not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or performance standards, or if we experience a delay as short as a few months in certifying or bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.

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

The discontinuance of some FibreChannel HBA products could result in a decline in our revenue and we may incur significant costs due to customer obligations relating to these products.

We recently announced the discontinuance of our FibreChannel HBA products designed to operate on Sun’s Solaris servers. These HBA products accounted for a significant portion of our storage revenue during fiscal 2004. Though we will continue to ship these products in the near term, we expect the revenue from sale of these products to continue to decline. We also have customer obligations upon us relating to these products, including obligations for warranty support, maintenance and repairs. Our ability to fulfill these obligations has been limited by our recent reduction in force. Both fulfilling these obligations and failure to fulfill these obligations could result in incurring significant liability, costs, and expenses.

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

International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. The revenues we derive from international sales may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles to collect accounts receivable in some countries;

•	the burden of complying with a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates, credit ratings of the issuers and foreign currency exchange rates, as well as the risk of default by the issuer. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuer’s credit ratings is reduced. Increases in interest rates, decreases in the credit worthiness of one or more of the issuers in our investment portfolio or adverse changes in foreign currency exchange rates could have a material adverse impact on our financial condition or results of operations.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

In the third quarter of fiscal 2005, we implemented our fifth restructuring plan in the last three years. This plan involves the closure of our research and development facility in Israel, the elimination of approximately 150 positions and the disposal of certain capital equipment and engineering software tools.

Employees directly affected by this or earlier restructuring plans may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Our restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that our restructuring efforts will be successful, or that we may not undertake additional restructuring activities. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities.

Our markets are subject to rapid technological change, so our success depends heavily on our ability to develop and introduce new products.

The markets for our products are characterized by:

•	rapidly changing technologies;

•	evolving and competing industry standards;

•	long sales cycles;

•	short product life cycles;

•	changing customer needs;

•	emerging competition;

•	frequent new product introductions and enhancements;

•	increased integration with other functions; and

•	rapid product obsolescence.

To develop new products for the communications storage or other technology markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. We must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet customers’ changing needs. We must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. If we are not successful in introducing such advances, we will be unable to timely bring to market new products and our revenues will suffer.

Many of our products are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards or requirements, we could miss opportunities to achieve crucial design wins. If we fail to do so, we may not achieve design wins with key customers or may subsequently lose such design wins, and our business will significantly suffer because once a customer has designed a supplier’s product into its system, the customer typically is extremely reluctant to change its supply source due to significant costs associated with qualifying a new supplier.

The markets in which we compete are highly competitive, and we expect competition to increase in these markets in the future.

The markets in which we compete are highly competitive, and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share. Our ability to compete successfully in our markets depends on a number of factors, including:

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

In the communications IC markets, we compete primarily against companies such as Agere, Broadcom, Intel, Mindspeed, PMC-Sierra, and Vitesse. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. Any failure by us to compete successfully in these target markets, particularly in the communications markets, would have a material adverse effect on our business, financial condition and results of operations.

In the storage market, we primarily compete against companies such as Emulex, QLogic, Agilent Technologies, Adaptec and LSI Logic. As a result of our acquisition of IBM’s 400 series of embedded PowerPC® standard products in May 2004, our list of competitors has expanded to include large technology companies such as Freescale and IBM. Many of these companies have substantially greater financial, marketing and distribution resources than we have. Our RAID products compete against Adaptec and LSI Logic, two much larger companies. We may also face competition from new entrants to the storage market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. The storage market continues to mature and become commoditized. To the extent that commoditization leads to significant pricing declines, whether initiated by us or by a competitor, we will be required to increase our product volumes and reduce our costs of goods sold to avoid resulting pressure on our profit margin for these products, and we cannot assure you that we will be successful in responding to these competitive pricing pressures.

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

We derived significant revenues from product sales to customers in the ATE, high-speed computing and military markets in the past. The majority of these products were manufactured at our internal wafer fabrication facility. Throughout most of fiscal 2003, we were fulfilling last-time-buy orders for parts manufactured in this facility. As a result of the last-time-buy program in fiscal 2003, our revenues from sales of our non-communications IC products decreased.

Our dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that our cost of materials will be higher than expected.

We depend upon third parties to manufacture, assemble or package certain of our products. As a result, we are subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	potential increases in prices; and

•	potential misappropriation of our intellectual property.

Our outside foundries generally manufacture our products on a purchase order basis, and we have very few long-term supply arrangements with these suppliers. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time.

Our IC products are generally only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies’ products while reducing deliveries to us on short notice. There is also the potential that they may discontinue manufacturing our products or go out of business. Because establishing relationships, designing or redesigning ICs, and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products.

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

Our operating results depend on manufacturing output and yields of our ICs and PCBA’s, which may not meet expectations.

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

We estimate yields per wafer and final packaged parts in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be revalued. We may have to take inventory write-downs as a result of decreases in manufacturing yields. We may suffer periodic yield problems in connection with new or existing products or in connection with the commencement of production at a new manufacturing facility.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration and that may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

We expect to transition our IC products to increasingly smaller line width geometries. This transition will require us to redesign certain products and will require us and our foundries to migrate to new manufacturing processes for our products. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance, and we have designed IC products to be manufactured at as little as .13 micron geometry processes. We have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our IC products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition, our business, financial condition and results of operations could be materially and adversely affected. As smaller geometry processes become more prevalent, we expect to continue to integrate greater levels of functionality into our IC products. We may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis.

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

The complexity of our products may lead to errors, defects and bugs, which could negatively impact our reputation with customers and result in liability.

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

A recently announced change in the accounting treatment of stock options will adversely affect our results of operations.

In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123, Share-Based Payment, or SFAS 123(R), which requires companies to expense employee stock options for financial reporting purposes. As a result, beginning in July 2005, we will be required to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and FAS 128, each of which has been superseded by FAS 123(R). The change in accounting treatment resulting from FAS 123(R) will materially and adversely affect our reported results of operations as following its implementation, the stock-based compensation expense will be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 1 of Notes to Condensed Consolidated Financial Statements.

Our future success depends in part on the continued service of our senior management, design engineering, sales, marketing, and manufacturing personnel and our ability to identify, hire and retain additional, qualified personnel.

Our Chief Executive Officer has announced his retirement effective August 25, 2005. A search is currently underway for his successor. However, we cannot assure you that we will be able to attract, hire and retain a qualified replacement, and there may be significant costs associated with the recruiting, hiring and retention of his successor.

Our future success depends to a significant extent upon the continued service of our senior management personnel. The loss of other senior executives could have a material adverse effect on us. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development.

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

Our internal test and assembly facilities are located in San Diego, California and a significant portion of our external manufacturing operations are located in Asia. These areas are subject to natural disasters such as earthquakes or floods. We do not have earthquake or business interruption insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster or other catastrophic event could have a material adverse impact on our business, financial condition and operating results.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record various significant impairment charges against these assets as noted in our financial statements. At December 31, 2004, we have $544.9 million of goodwill and purchased intangible assets. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources, and while we have reached an agreement to settle part of such litigation, the settlement may not be approved by the court or its costs may be higher than expected.

We along with our chief executive officer and certain of our other executive officers and directors, have been sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects for the fourth quarter of fiscal 2001. On January 21, 2005, we entered into a Memorandum of Understanding, or MOU, containing the essential terms of a settlement of this litigation. Under the MOU, we agreed to pay $60 million as a Settlement Fund within 10 business days following the court’s preliminary approval of a definitive Stipulation of Settlement. All costs of class notice and administration of the settlement, along with all fees and expenses awarded to the plaintiffs’ counsel, will be paid out of the Settlement Fund. We expect our insurance carriers to pay approximately $31 million of the Settlement Fund. The settlement is conditioned upon final approval by the court and a final judgment of dismissal with prejudice of the litigation. There is a risk that the settlement will not be approved by the court or that the charges resulting from the settlement will be higher than expected if we are unable to obtain our insurers’ agreed upon contribution to the settlement or for other reasons.

In addition, JNI Corporation, which we acquired in October 2003, also has a number of pending lawsuits. We believe that the claims pending against JNI Corporation are without merit, and we intend to engage in a vigorous defense against such claims. If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources, which could have an adverse effect on our business. Though insurers have paid defense costs to date, there can be no assurance that they will continue to pay such costs, judgments or other expenses associated with the lawsuit.

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

Litigation may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Such litigation could result in substantial costs and diversion of resources, including the attention of our management and technical personnel, and could have a material adverse effect on our business, financial condition and results of operations. We may be accused of infringing on the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot be certain that infringement claims by third parties or claims for indemnification by customers or end users resulting from infringement claims will not be asserted in the future, or that such assertions will not harm our business.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2004, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $356.2 million and a cost basis of $359.0 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2004 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2004	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$388,692	$377,266	$366,391	$356,199	$346,992	$338,363	$330,241

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

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2004 (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

In April 2001, a series of similar federal complaints were filed against us and certain of its executive officers and directors. The complaints were consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). On January 21, 2005, the parties entered into a Memorandum of Understanding in which we agreed to pay $60 million to settle the litigation. Of that amount, we expect insurers to pay approximately $31 million. The settlement is subject to court approval.

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

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against us in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation Case No. 103cv005696. In its complaint, Silvaco claims that we misappropriated trade secrets and engaged in unfair business practices by using software licensed to us by Circuit Symantics, Inc. We filed an answer denying Silvaco’s allegations and filed a motion seeking a stay of the lawsuit against us pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The motion has been granted and the arbitration is taking place. We expect the arbitration to conclude in the fourth quarter of fiscal 2005.

Several litigation matters are discussed below involving JNI, which became a wholly-owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead Case No. 01 cv 0557 J (NLS). The first consolidated and amended complaint alleged that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about its business and operating results in violation of the Securities Exchange Act, and also included allegations that defendants made false statements in its secondary public offering of common stock in October 2000. In March, 2003, the Court dismissed the action, with prejudice. In April 2004, plaintiffs filed a notice of appeal. The appeal has been fully briefed; the date for oral argument has yet to be set by the Court of Appeals.

In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the San Diego County Superior Court, Case No. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court has sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the plaintiff in June 2002. However, in May 2002, another plaintiff, Sik-Lin Huang, filed a motion to intervene in the case. In June 2002, the court granted Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, the board of directors of JNI appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation which concluded that it is not in the best interests of JNI to pursue the litigation. In February 2003, counsel for the special litigation committee filed a motion to dismiss the action. In November 2003, the court dismissed the matter with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal has been filed by the defendants on the grounds that the plaintiffs have lost standing because they no longer own JNI shares. The Court has stated that it will rule on the motion to dismiss the appeal when it rules on the merits of the appeal. Plaintiff’s opening brief on the merits was filed in January 2005. The respondents’ brief will likely be filed in February 2005.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, Case No. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act in connection with JNI’s public offerings. This lawsuit is among over 300 class action lawsuits pending in this Court that have come to be known as the IPO laddering cases. In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the securities issuers defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the securities issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or us. Motions for preliminary approval of the settlement have been filed.

We are also party to various claims and legal actions arising in the normal course of business, including employee disputes and notification of possible infringement on the intellectual property rights of third parties.

We cannot predict the likely outcome of these lawsuits, and an adverse result in any of these lawsuits could have a material adverse effect on us.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended December 31, 2004 (in thousands, except average price per share). See Note 7 of our Notes to Condensed Consolidated Financial Statements for information regarding our stock repurchase plan.

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2004	823	(1)	$3.04	823	$180,621
November 1 – November 30, 2004	0		0.00	0	0
December 1 – December 31, 2004	0		0.00	0	0

Total Shares Repurchased	823		$3.04	823	$180,621

(1)	On August 12, 2004, the Company announced that the board of directors had authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. The Company entered into a series of twenty structured stock repurchase agreements totaling $50.0 million which will settle in cash or stock depending on the closing market price of our common stock on the expiration date of the agreements. Upon each expiration date, if the closing market price of the Company’s common stock is at or above the pre-determined price the Company will have its investment returned with a premium. During the third quarter of fiscal 2005, nine transactions matured. Of these nine expired transactions, one expiration transaction fell below the pre-determined price and the Company received 822.7 thousand shares of its common stock at an effective purchase price of $3.04 per share. The remaining eight expired transactions resulted in the return of cash totaling $22.3 million. Under the remaining agreements, the Company could receive up to $31.8 million of cash, or the delivery of up to 9.3 million shares of its common stock.

ITEM 5.	OTHER INFORMATION

(b) In October 2004, our board of directors adopted the following procedures by which our stockholders may recommend nominees for election to our board of directors:

“STOCKHOLDER RECOMMENDATIONS OF DIRECTOR NOMINEES

The Governance and Nominating Committee will consider director candidates recommended by AMCC stockholders. Stockholders who wish to recommend individuals for consideration by the Governance and Nominating Committee to become nominees for election to the Board at an annual meeting of stockholders may do so by delivering at least 120 days prior to the anniversary date of the mailing of AMCC’s proxy statement for its last annual meeting of stockholders a written recommendation to the Governance and Nominating Committee c/o the Secretary at AMCC’s principal executive offices. Each submission must set forth:

•	the name and address of each AMCC stockholder on whose behalf the submission is made;

•	the number of AMCC shares that are owned beneficially by such stockholder;

•	the full name of the proposed candidate;

•	a description of the proposed candidate’s business experience for at least the previous five years;

•	complete biographical information for the proposed candidate; and

•	a description of the proposed candidate’s qualifications as a director.

Each submission must be accompanied by the written consent of the proposed candidate to be named as a nominee and to serve as a director if elected.”

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 2005

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ JEFFERY A. BLAZEVICH
Jeffery A. Blazevich
Vice President Controller and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)