Form 10-K
period 2005-03-31
APPLIED MICRO CIRCUITS CORP
filed 2005-06-07
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-23193

APPLIED MICRO CIRCUITS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2586591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6290 Sequence Drive, San Diego, CA	92121
(Address of principal executive offices)	(zip code)

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Registrant’s common stock on September 30, 2004 as reported on the Nasdaq National Market, was approximately $945,081,000. Shares of Common Stock held by each officer and director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 306,520,524 shares of the registrant’s Common Stock issued and outstanding as of May 12, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Registrant’s 2005 Annual Meeting of Stockholders to be held on August 23, 2005.

APPLIED MICRO CIRCUITS CORPORATION

ANNUAL REPORT ON FORM 10K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2005

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

Overview

We design, develop, market and support high-performance integrated circuit, or IC, products, embedded processors, and storage components for the communications and storage equipment markets. Our products are essential for the transport, processing, switching, routing and storage of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products, as well as printed circuit board assemblies or PCBAs, for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, and gateways, metro transport platforms and core switches and routers. We generate revenues in the communications market primarily through sales of our IC products, embedded processors and PCBAs to communications equipment manufacturers, such as Alcatel, Ciena, Cisco, Fujitsu, Hitachi, Huawei, JDS Uniphase, Juniper, Lucent, Marconi, NEC, Nortel, Siemens, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity Serial ATA, or SATA, storage solutions for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage, or NAS, video, and high-performance computing; and various PowerPC control plane processing solutions ideally suited for Redundant Array of Integrated Disks, or RAID, controllers and storage area networking, or SAN, equipment. We generate revenues in the storage market primarily through sales of our SATA storage solutions through our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, value added resellers, or VARs, systems integrators and retail consumers and through sales of our Fibre Channel hardware and software products and embedded processors, to original equipment manufacturers, or OEMs, such as Brocade, Hewlett Packard, Hitachi Data Systems, Network Appliance, StorageTek and Sun Microsystems.

Industry Background

The Communications Industry

Communications technology has evolved considerably over the last several years due to the substantial growth in the Internet and wireless communications. The emergence of new applications, such as wireless web devices, voice over Internet Protocol, or VOIP, video-on-demand, third generation, or 3G, wireless services, as well as the increase in demand for higher speed, higher bandwidth and remote network access, have increased network bandwidth requirements. The continuing adoption of broadband technology, such as email, instant messaging and e-commerce, and the increasing availability of next-generation wireless devices that incorporate features such as internet browsing, cameras and video recorders is expected to drive additional data traffic through the network infrastructure in the future. The different types of data transmitted at various speeds over the Internet require service providers and enterprises to invest in multi-service equipment that can efficiently manage and transport the varied types of network traffic, regardless of whether it is voice traffic or data traffic. To achieve the performance and functionality required by such systems, OEMs must utilize more complex ICs to address both the cost and functionality of a system. OEMs must address this need for multi-service equipment despite reductions in their development teams. As a result of the pace of new product introductions, the proliferation of standards to be accommodated and the costs and difficulty of designing and producing the required ICs, equipment suppliers have increasingly outsourced these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the transmission of data. IC suppliers must utilize a variety of skills and technologies to satisfy the requirements of communications OEMs. These OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, power-efficient ICs. These OEMs seek suppliers with a wide skills base including both analog and digital expertise to provide a more complete solution that enables faster integration into the system design and higher performance.

The increase in volume and complexity of network traffic has led to the development of new technologies for more efficient networks. These technologies provide substantially greater transmission capacity, are less error prone and are easier to maintain than copper networks. These more efficient networks carry high-speed traffic in the form of electrical and optical signals that are transmitted and received by complex networking equipment. To ensure that this equipment and the various networks can communicate with each other, OEMs and makers of semiconductors have developed numerous communications standards and protocols for the industry. For example, the Synchronous Optical Network, or SONET, standard in North America and Japan and the Synchronous Data Hierarchy, or SDH, standard in the rest of the world became the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. With data and video traffic being added in abundance to voice traffic, Asynchronous Transfer Mode, or ATM, emerged as a transmission protocol complementary to SONET/SDH to optimize bandwidth utilization. Many service providers deploy equipment that handles this protocol because it can support voice, data, video and multimedia applications simultaneously with the ability to provide quality-of-service guarantees. With exponential increases in data traffic and very modest increases in voice traffic, data has become the dominant traffic over all networks today. Internet Protocol, or IP, is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells, but in some applications may not be able to provide the same quality of service because they are not optimized for time-sensitive signals such as voice and video. Because of the bandwidth growth and cost pressures in today’s datacentric networks, more advanced optical networking technologies, such as Dense Wave Division Multiplexing, or DWDM, have been adopted. DWDM is the optical multiplexing of different wavelengths of light down a single fiber. Each wavelength is the equivalent of an independent optical channel. DWDM greatly increases the capacity of installed fiber. Complementing DWDM transmission capabilities are technologies such as optical Add-Drop Multiplexers, or ADMs, and cross-connects which can more efficiently switch large optical datapaths through the network. Other protocols, such as multi-protocol label switching, or MPLS, have emerged that are better suited for data traffic while providing for the low latency and quality of service needs of voice and video traffic. The SONET/SDH standards have also evolved to more efficiently handle these new protocols with general framing protocol and virtual concatenation. In addition, emerging technologies such as multi-service provisionary platforms, or MSPPs, and multi-service switches, or MSSs, allow service providers to efficiently manage and transport the varied types of network traffic.

The Storage Industry

The buildout of high-performance computing infrastructure, adoption of higher-bandwidth Local Area Network, or LAN, and Wide Area Network, or WAN, connections, new appliances offering richer content, and increased focus on data redundancy have driven continued strong demand for high-capacity storage within the enterprise and within a wide variety of vertical markets. The volume of data generated, processed, stored and manipulated has grown dramatically over the last decade and managing that data is one of the most difficult challenges facing IT organizations today. The enormous growth in storage capacities is also impacting the type of storage being implemented. IT managers across industries are reassessing their storage needs and implementing topologies and technologies that are appropriate to the criticality of their stored information.

Traditionally, organizations have accessed and stored data using a server-centric architecture known as direct attached storage, or DAS. In this architecture, a single server controls access to each storage device, and stored data is only available to applications running on the server directly connected to the storage device. DAS systems are the lowest cost and easiest to implement and are currently the most widely used storage topology. However, they have limitations in terms of scalability and manageability that are addressed by networked or shared storage solutions such as NAS, and SAN solutions. A NAS device is an array of disk drives connected to the network making centralized stored data available to all connected servers. A SAN is a dedicated storage network of interconnected servers and storage devices that enables data sharing at gigabit speeds. SANs provide a very efficient solution for large enterprises in that they separate processing from storage by placing disk arrays on a separate, high-speed storage-only network. SAN adoption was made possible by the emergence of the Fibre Channel interconnect protocol—a computer communications protocol designed to meet the specific requirements of high performance information transfer.

All high-performance storage systems implement RAID (Redundant Array of Inexpensive Disks) technology, which manages the access and storage of information to the disk drives in the server or storage device. RAID is a technology in which data is stored in a distributed manner across multiple disk drives to improve system performance and to enhance fault tolerance and the ability to survive a hard drive failure. RAID dramatically improves disk access times and provides real time data recovery, with uninterrupted access, when a hard drive fails for increased system uptime and continuous network availability.

Storage spending represents a significant percentage of IT budgets as storage usage is expected to double each year through 2007. New regulations such as the Sarbanes-Oxley Act of 2002, the Health Insurance Portability and Accountability Act of 1996, or HIPAA, and those governing the finance industry are consuming huge amounts of disk capacity driving IT managers to consider less expensive storage technologies to stretch their budgets. New drive interface technologies such as SATA, emerged to provide a much lower cost alternative to traditional enterprise drives. SATA disk drives are rapidly being deployed in secondary storage applications such as back up, archival and near-line storage or the storage of infrequently accessed data.

AMCC Strategy

Our objective is to be the leading supplier of ICs and PCBAs for the transport, switching, routing and storage of information worldwide. Our strategy for achieving this objective includes:

Focus on the Market Leading Systems within the Communications Markets and Increase our Silicon Content in those Systems

We target key OEM product families that hold significant or rapidly growing market share. We have built substantial competencies focused on the specific requirements of these key OEM product families in the areas of semiconductor process technology, mixed-signal and very dense digital design, and substantial expertise in systems architecture, software and applications support. We believe that the integration of these capabilities enables us to optimize our market opportunities within these product families.

Increase the Number of Products we Provide to Address Specific Protocols and Networking Functions

We focus our new product development efforts on product lines that are complementary to our current product portfolio in order to broaden the number of products we provide to address specific protocols and networking functions. For example, our current product offerings include physical layer products, overhead processor products, and higher layer products for communications applications, and RAID controllers for enterprise storage applications. Both communications and enterprise storage applications may use general purpose processors, like our 400 series PowerPC processors. We believe that we will be able to increase our sales to existing customers and increase our market share in the communications and storage enterprise markets by taking advantage of product synergies and integration opportunities. We strive to create a balanced portfolio of products consisting of our very sophisticated and market-leading switch fabric and network processor solutions together with an array of shorter time-to-market connectivity products, such as (SONET physical layer, PCI and high-speed interconnect devices). We leverage our connectivity intellectual property across all product lines for both stand alone products and capability embedded in our network processor and switch fabric offerings.

Provide a Time-to-Market and Development Cost Advantage to Our Communications Equipment OEMs by Driving the Adoption of Standard Products

Application specific integrated circuits, or ASICs, are custom products that are designed for only a single customer or OEM, and can be sold only to that OEM. Application specific standard products, or ASSPs, are standards based products that are designed for, and can be used by, multiple OEMs. Our customers are looking for ways to accelerate their time-to-market, reduce research and development cost, and ensure interoperability of components in their systems. ASSPs generally can be designed into customers’ systems and brought to market in less time and for less cost. We believe that as more companies realize the development cost and time-to-market benefits that ASSPs provide, they will be more apt to use ASSPs in the future. Most of our products are ASSPs, and we believe that the trend towards greater usage of ASSPs in communications and storage area network systems will continue.

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

Focus our Storage Product Roadmap on the High-growth SATA RAID Market

We believe the SATA RAID market offers substantial growth opportunities. By offering innovative performance enhancements and enterprise-class features, our strategy is to provide our customers with highly reliable, cost effective storage solutions that address this growing market. SATA incorporates significant technical enhancements over traditional ATA making it ideal for RAID implementations. Along with several configuration benefits, SATA technology improves data transmission through a point-to-point topology, which eliminates bus sharing, thereby delivering a full 1.5Gb/s bandwidth to each drive. In order to optimize performance in this point-to-point topology, a switch is required. Our products are at the forefront of SATA technology with the only switched fabric architecture—StorSwitch™. StorSwitch allows the controller to simultaneously communicate with all drives, scaling linearly as more drives are added, resulting in very high storage subsystem performance.

Leverage our Embedded Processor Technology to Increase our Existing Communications and Storage Opportunities and Target other High-growth, High-volume Markets

Our embedded processor products are well suited for our existing storage and communications markets and provide increased opportunity for our silicon content within our current customer base and sales capabilities. The embedded processor technology is also well suited for high-growth, high-volume markets such as printing and imaging, gaming and industrial computing. We currently offer ASSPs targeting these markets. We will focus on new product development efforts on opportunities within these high-growth markets and leverage design re-use and economies of scale between target markets where appropriate.

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

Physical Layer:    Our physical layer ICs, or PHYs, transmit and receive signals in a very high-speed serial format and reduce overall system “noise” through the inclusion of highly efficient dispersion compensation methodologies. This low noise capability permits the transmission of signals over greater distances with fewer errors. Our physical layer ICs also convert high-speed serial formats to low-speed parallel formats for the framing layer and vice versa. We introduced our first generation of physical layer products in 1993. We have since developed several generations of these products improving cost, power, functionality, and performance. Examples of our physical layer ICs include clock and data recovery, or CDR, devices, Multiplexers and DeMultiplexers. During fiscal 2005, we introduced the S19233, a dual CDR device with Electronic Dispersion Compensation, or EDC, and the S4850, a dual CDR. Our current customers for physical layer products include Alcatel, Ciena, Cisco, Fujitsu, Hitachi, JDS Uniphase, Juniper, Lucent, Marconi, Nortel, Tellabs, Huawei, and ZTE.

Framing Layer:    Our framing layer ICs transmit and receive signals to and from the physical layer in a parallel format and are used in high-speed transmission equipment, MSPPs, ADMs, digital and optical cross-connects, edge and core routers, and DWDM. These ICs support a number of functions, including framing, overhead processing payload synchronization, performance monitoring, forward error correction, and mapping the data payload to/from the transmission format. The framing layer ICs then pass the data either directly to a switch fabric product, which switches the information to its destination, or to a network processor, which further processes the data prior to forwarding it to a switch fabric product. Framing layer ICs also process signals received from the network processing and switching layers for transmission to the physical layer on their return to the optical network. In fiscal 2005, we introduced the Amur/S1215, a framer and multi-protocol data processing product line that implements all the framing, overhead processing, timing control and standards-compliant SONET/SDH channelization and mapping functions. Our current customers for framing layer products include Ciena, Cisco, Lucent, Marconi, NEC, Nortel, Tellabs, Fujitsu, Huawei, and ZTE.

Network Processing and Traffic Manager Layer:    Our network processor ICs are software programmable processors that receive and transmit signals from and to the framing layer and perform the processing of packet and cell headers, including such functions as real-time parsing, matching and table look-up, as well as bit stream manipulations, such as adding, deleting, substituting, appending and pre-pending. They can perform intelligent packet classification for policy-based network services. Our traffic managers interface with the network processors and perform the queuing and buffering functions required on packets and cells. Traffic managers usually interface with network processors on one side and switch fabric devices on the other. During fiscal 2005, we introduced the nP3705 family of integrated network processors and traffic managers. The architecture of this product family integrates multiple network-optimized programmable co-processors architected to deliver wire-speed performance while processing complex nested protocol stacks and mixed ATM/Packet payloads. Our current customers for network processors and traffic manager devices include Alcatel, Cisco, Fujitsu, Nortel, Lucent, Huawei and Juniper.

Switching Layer:    Our switch fabric ICs switch information in the proper priority and to the proper destinations. Our switch fabric product portfolio includes our PRS, or packet routing switch, fabric devices such as the PRS 5G, PRS 20G, PRS 28.4G, PRS 64G, 64Gu, Q-64G, PRS 80G / C48X and C192X and queuing managers like UDASL, C48 and C192. Our switch fabric portfolio also includes our Cyclone Terabit Switch Fabric series, a highly integrated, low-power, area-efficient chip set implementing a switching fabric that seamlessly handles many combinations of packet, cell, and TDM traffic. In fiscal 2005, we introduced a new PRS Q-80G switch device delivering higher overspeed for demanding Ethernet and Packet over SONET applications. Our current customers for switching layer products include Alcatel, CNT/Inrange, Fujitsu, Huawei, Lucent, Maranti, Marconi, Mitsubishi, Motorola, Nortel, Siemens and Tellabs.

Control Plane:    Sitting outside the datapath, our embedded processors or control plane processors control overall system functioning. These processors are high performance devices enabling high-speed computations that help identify, optimize and control the flow of data within the network. Our PowerPC product line of embedded processors enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed.

Storage Products

Our current storage products include serial and parallel ATA RAID controllers and embedded storage processors. In fiscal 2005, we announced that we would discontinue development of our Fibre Channel Host Bus Adapter product line but will continue to sell and support our current line of HBA products.

RAID Controllers:    Through our acquisition of 3ware, we design, manufacture and sell a line of serial and parallel ATA RAID controllers. A SATA RAID controller installs in the PCI slot on a standard motherboard and delivers high performance, highly reliable storage for servers and network attached storage devices. A single controller manages up to 12 hard disk drives or six terabytes of data for Linux and Windows operating environments. Our proprietary packet-switched RAID architecture, StorSwitchTM delivers best of class performance that we believe has secured AMCC a leadership position in the SATA RAID marketplace. In August 2002, 3ware introduced the 8000 series, the industry’s first SATA RAID controller which led the market in performance and capacity. In April 2004, AMCC introduced the 9000 series which increased performance and provided enterprise class features to expand the market for SATA.

Embedded Processors:    The PowerPC 440SP and 440 SPe Processors, members of the PPC440 embedded processor family, offer exceptional performance, high bandwidth, design flexibility, and robust features geared to demanding embedded storage and networking applications. The PowerPC 440SP and 440 SPe processors are ideally suited for RAID controllers and SAN equipment.

We are not currently developing new host bus adapters for the storage market, but we continue to sell Fibre Channel HBA products:

Fibre Channel HBAs:    An HBA is a PCBA that fits standard sockets on motherboards for servers and workstations that enable high-speed data transfer within the SAN. Communication between the HBA and the operating system is regulated by device driver software that is included with the HBA. The device driver software also provides a high-reliability data path from a user’s application to a storage device across a SAN. Working in conjunction with our device driver software, our HBAs work in many SAN topologies, interoperate with major operating systems and can be used with the PCI, PCI-X, cPCI, PCI express and SBus interfaces. Our HBAs are deployed in demanding SAN environments by Global 1000 enterprises.

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

We also sell fibre channel IC’s separately to OEMs for products such as SAN controllers for disk arrays, tape libraries, switches and other SAN devices.

Embedded Processor Products

Through our acquisition of the Embedded Processor Business from IBM in May 2004, we have enhanced our standard products portfolio for the communications and storage markets, and have also diversified into other markets which make use of embedded processors. Our embedded processor products are comprised of approximately 150 ICs which utilize IBM’s PowerPC 4xx processor cores in various speed grades, together with many different functions, to perform numerous tasks in products sold by our customers. Our customers in the communications market utilize these products in applications including wireless base stations, access points, networking hubs, edge routers and switches. Our customers in the storage market utilize these products in controllers, switches, adapters, servers, RAID systems and work stations. Our customers in the pervasive computing market utilize these products in printers, internet access and gaming devices.

Automated Test Equipment, Military and High-Speed Computing Products

We are not currently developing new products for the Automated Test Equipment, or ATE, or military markets, but we continue to sell ASIC products to customers such as Northrop Grumman, Raytheon, and Teradyne. The majority of these products were manufactured in our internal wafer manufacturing facility, which closed in fiscal 2003. During fiscal 2005, we continued to fill last-time-buy orders for these products. Our high-speed computing products were not manufactured in our internal wafer manufacturing facility, and we will continue to sell these products for the foreseeable future. The revenue from such products is expected to be modest.

Technology

We utilize our technological and design competencies to solve the problems of high-speed analog, digital and mixed-signal circuit designs for optical communications systems and provide the essential products for the transport, switching, routing and storage of information worldwide. We blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver communications ICs and software for global communication networks and hardware and software solutions for high-growth storage markets such as SATA RAID. Our embedded processor product line delivers performance and a rich mix of features for Internet, communication, data storage, consumer and imaging applications.

Knowledge of Communications and Storage Systems

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

Research and Development

Our research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal IC’s for the communications and storage markets, and PCBA’s and software solutions for storage markets such as SATA RAID. We also develop high-performance libraries and design methodologies that are optimized for these applications. Our primary research and development facilities are located in San Diego and Sunnyvale, California, Raleigh, North Carolina and Andover, Massachusetts in the United States; Essonnes and Sophia, France; and Bangalore, India. During the fiscal years ended March 31, 2005, 2004, and 2003, we expended $118.6 million, $112.6 million, and $131.9 million, respectively, on research and development activities.

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

Our PCBA product development efforts are focused on building high-performance SATA RAID adaptors, and related software drivers, tools and products and AdvancedTCA, or ATCA, boards and software for our switch fabric, network processors and embedded PowerPC processors for the communications market. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

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

Manufacturing of Printed Circuit Board Assemblies

We believe most component parts used in our RAID adaptors and ATCA evaluation boards are standard off-the-shelf items that can be purchased from two or more sources, other than our proprietary ASICs and certain ICs. We select suppliers on the basis of functionality, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. Our contract manufacturers generally purchase the components for our products, and assemble them to our specifications.

Sales and Marketing

Our sales and marketing strategy is to develop strong, engineering-intensive relationships with the design teams of the market leading platforms at our customers. We maintain close working relationships with these customers so our marketing team can focus on identifying and developing new products that will meet their needs in the future, involving us in the early stages of our customers’ plans to design new equipment. We sell our products both directly and through a network of independent manufacturers’ representatives and distributors. Our direct sales force is technically trained. Expert technical support is critical to our customers’ success and we provide such support through our field applications engineers, technical marketing team and engineering staff, as well as through our extranet technical support web site.

We augment this strategic account sales approach with domestic and foreign distributors that service primarily smaller accounts purchasing standard IC and Board products. Typically, these distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. For our RAID products we exclusively use the distribution model and spend a good deal of our sales time supporting their efforts. We use MARCOM expenditures to augment the distribution effort to reach many of our customers. Most of our sales to distributors are made under agreements allowing for price protection and right of return on stipulated quantities of unsold merchandise. Our sales headquarters is located in San Diego, California. We maintain sales offices throughout the world. Net revenues generated from each category of our products is summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of

Operations.” Information regarding net revenue generated from each of our significant customers, as well as domestic and foreign net revenues from the sale of our products, is provided in Note 11 to the Consolidated Financial Statements.

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

Competition

In the communications IC markets, we compete primarily against companies such as Agere, Broadcom, Intel, Mindspeed, PMC-Sierra, and Vitesse. Our principal competitors in the PCBA market are Adaptec, Emulex, Qlogic, Agilent, Hewlett-Packard and LSI Logic. In the embedded processor market, we compete with other large technology companies such as Freescale and IBM. In addition, certain of our customers and potential customers have internal IC or storage design or manufacturing capability with which we compete.

The communications IC and storage markets are highly competitive and are subject to rapid technological change, evolving standards, short product life cycles, and price erosion. We typically face competition at the design stage when our customers are selecting which components to use in their next generation equipment. In the storage market, our products can be qualified at any time, and are generally distinguished through a combination of pricing, features and reliability. We believe that the principal factors of competition for the markets we serve include: product performance, quality, reliability, integration, price, and time-to-market, as well as our reputation and level of customer support. Our ability to successfully compete in these markets depends on our ability to design and subcontract the manufacture of new products that implement new technologies and gain end market acceptance in a time efficient and cost effective manner.

Proprietary Rights

We rely in part on patents to protect our intellectual property. We have been issued approximately 172 patents, which principally cover certain aspects of the design and architecture of our IC and enterprise storage products. In addition, we have over 140 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

Employees

As of March 31, 2005, we had 755 full-time employees: 77 in administration, 437 in research and development, 78 in operations, and 163 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our executive officers and their ages as of May 31, 2005, are as follows:

Name	Age	Position
Kambiz Hooshmand	43	President and Chief Executive Officer, Member of the Board of Directors
Thomas L. Tullie	40	Chief Operating Officer
Timothy M. Heenan	46	Senior Vice President, Operations and Quality
Candace H. Kilburn	51	Senior Vice President, Human Resources and Community Relations
Faye Pairman	47	Senior Vice President and General Manager, Storage
Jeffery Blazevich	34	Vice President, Controller and Acting Chief Financial Officer
Brian F. Wilkie	55	Vice President and General Manager, Embedded Products
Daryn Lau	40	Vice President and General Manager, Communications

Kambiz Hooshmand joined AMCC as President and Chief Executive Officer and as a member of our Board of Directors in March 2005. Prior to AMCC he was with Cisco Systems, where he most recently served as Vice President and General Manager of Cisco’s Optical and Broadband Transport Technology group. At Cisco, Mr.

Hooshmand held several executive-level positions in Multi-Service Switching, DSL, Carrier Core and Multi-Service, and Optical and Broadband Transport business units. He joined Cisco as a director of engineering as part of the StrataCom acquisition in 1996. Mr. Hooshmand was one of the early leaders at StrataCom that developed the nascent Frame Relay market into what is now a multi-billion dollar worldwide services market. Mr. Hooshmand’s work with both domestic and international carriers led to the deployment of many of the largest and most high-availability data networks in the world. Mr. Hooshmand has over two decades of experience in core routing, VoIP, ATM, access and transport technologies. Mr. Hooshmand holds a Master of Science degree in Engineering Management from Stanford University and a Bachelor of Science degree in Electrical Engineering from California State University at Chico.

Thomas L. Tullie joined AMCC in 1996 as Vice President of Sales. Prior to his current position as Chief Operating Officer, he has held executive-level positions in sales and operations, and has led AMCC’s Communications Group as General Manager. Mr. Tullie has been instrumental in managing the organization through a complex transition from a core transport company to a broad-based provider of networking solutions. Mr. Tullie came to AMCC from S-MOS Systems, where he held several strategic sales management positions. Prior to joining S-MOS, Tullie served as a design engineer with Digital Equipment Corporation. Mr. Tullie earned a Master of Business degree from Clark University, and a Bachelor of Science degree from the University of Massachusetts.

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

Jeffery Blazevich, Vice President, Controller and Acting Chief Financial Officer, joined AMCC in 1999 as Assistant Controller and has served as Controller since April 2003. In March 2004, Mr. Blazevich was named Vice President. Mr. Blazevich was named Acting Chief Financial Officer effective January 1, 2005. Prior to AMCC, Mr. Blazevich was an Audit Manager at Ernst & Young, a professional services and registered public accounting firm. He received a Bachelor’s Degree of Accountancy from the University of San Diego. Mr. Blazevich is a certified public accountant and member of the American Institute of Certified Public Accountants.

Brian Wilkie joined us in 2004 to lead the company’s Embedded Products Group. Prior to AMCC, Mr. Wilkie spent 25 years with Motorola Semiconductor, having held a number of PowerPC-related executive positions in semiconductor IC development, product development and operations, including leadership roles in the Microcontroller, Automotive Powertrain and PowerPC Computing Platform Divisions. Mr. Wilkie was instrumental in achieving numerous significant design wins and mass-market acceptance for PowerPC in the networking and automotive arenas. He has also been a consultant to Chartered Semiconductor, and worked as a mentor with STARTech Early Ventures. Mr. Wilkie holds a BSEE degree from Glasgow University in Scotland, in addition to several patents in the field of microcontroller architecture and timers.

Daryn Lau joined us in May 2005 as Vice President and General Manager, Communications Business Unit. Before joining AMCC, Mr. Lau was Vice President and General Manager for the IDT serial switching division. In October 1999, Mr. Lau co-founded ZettaCom and served as president and CEO. ZettaCom was acquired by IDT in May 2004. Prior to his executive role at ZettaCom, Mr. Lau spent seven years at Cisco Systems where he held various technical positions in both enterprise and service provider business units. Prior to Cisco, Mr. Lau led the ASIC development group NET, a telecom equipment vendor and, at Amdahl, the mainframe division of Fujitsu. Mr. Lau holds a Bachelor of Science degree in Electrical Engineering from University of California, Berkeley.

Item 2.    Properties.

Our corporate headquarters are located in San Diego, California. Below is a summary of principal properties leased on May 31, 2005 (net of subleases):

Location	Lease Expiration	Square Footage	Use
San Diego, California	2007	90,000	Executive offices, sales headquarters, test and assembly
San Diego, California	2010	58,000	Engineering headquarters

Total San Diego, California		148,000
Andover, Massachusetts	2005	35,000	Engineering, sales and marketing
Other United States locations	Various dates through 2011	154,000	Engineering, sales and marketing
Foreign locations	Various dates through 2007	82,000	Engineering, sales and marketing

Total facilities		419,000

In an effort to improve the efficiency of the workforce and reduce our cost structure, we implemented several plans to consolidate our workforce into certain designated facilities. As a result, approximately 30,000 square feet of unoccupied properties with non-cancelable lease commitments expiring through fiscal 2011 are included in the above summary. On April 29, 2005, the Company negotiated an assignment of the excess lease liability assumed in the JNI acquisition. We believe that the facilities under lease by us will be adequate for at least the next 12 months.

During fiscal year 2005, we purchased two facilities. In June, we purchased a 50,000 square foot building and the adjacent land in Andover, Massachusetts. Additionally, in November, we purchased a 150,000 square foot building in Sunnyvale, California. The Sunnyvale property will consolidate two engineering, sales and marketing offices.

Our foreign locations consist of the following: Kanata, Canada; Manchester and Cheshire, United Kingdom; Munich, Germany; Essonnes and Sophia, France; Tokyo, Japan; Beijing, Shenzhen and Shanghai, People’s Republic of China; and Bangalore, India.

For additional information regarding our obligations under property leases, see Note 9 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 3.    Legal Proceedings.

The information set forth under Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended March 31, 2005.

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq National Market under the symbol AMCC. The following table sets forth the high and low sales prices of our common stock as reported by the Nasdaq National Market for the periods indicated.

Fiscal year ended March 31, 2004	High	Low
First Quarter	$7.18	$3.25
Second Quarter	$6.95	$4.78
Third Quarter	$7.05	$4.80
Fourth Quarter	$9.20	$5.36

Fiscal year ended March 31, 2005	High	Low
First Quarter	$6.40	$4.38
Second Quarter	$5.25	$2.79
Third Quarter	$4.35	$3.10
Fourth Quarter	$4.37	$3.06

At May 12, 2005, there were approximately 775 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933 during fiscal 2005.

Securities Authorized for Issuance under Equity Compensation Plans

The information included in Part III, Item 12 of this report, is hereby incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 5 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Issuer Purchases of Equity Securities

In August 2004, our Board of Directors authorized a program to repurchase shares of our common stock. The Board approved the repurchase of shares having an aggregate value of up to $200 million, depending on market conditions. These repurchases are made in open market or privately negotiated transactions in compliance with SEC Rule 10b-18, subject to market conditions, applicable legal requirements and other factors. This program does not obligate us to acquire any particular amount of common stock and may be suspended at any time at our discretion.

Below is a summary of stock repurchases for the quarter ended March 31, 2005 (in thousands, except average price per share). See Note 5 of our Notes to Consolidated Financial Statements for additional information regarding our stock repurchase program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2005	819	$3.05	819	$178,121
February 1 – February 28, 2005	0	0	0	0
March 1 – March 31, 2005	836	$2.99	836	175,621

Total Shares Repurchased	1,655	$3.02	1,655	$175,621

During fiscal 2005, we repurchased on the open market 5.4 million shares of our common stock for approximately $16.9 million. In addition, during fiscal 2005, we entered into structured stock repurchase agreements totaling $59.5 million. These agreements settle in cash or stock depending on the closing market price of our common stock on the expiration date of the agreements. These agreements had various expiration dates through May 31, 2005. Upon expiration of each agreement, if the closing market price of the Company’s common stock is at or above the pre-determined price, we will have our investment returned with a premium. If the closing market price is below the pre-determined price, we will receive a predetermined number of shares. During the year ended March 31, 2005 upon settlement of the underlying agreements, we received 2.5 million shares of our common stock at an effective purchase price of $3.03 per share from the settlements resulting in the delivery of shares and received cash totaling $48.3 million from the settlements resulting in the return of our investment with a premium.

At March 31, 2005, we had four open structured stock repurchase agreements totaling $9.5 million that have varying maturities through May 31, 2005. Under the remaining agreements, we could receive up to $10.3 million of cash, or the delivery of up to 3.0 million shares of our common stock.

Item 6.    Selected Financial Data.

The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2005. This information includes the results of operations of acquisitions accounted for using the purchase method of accounting commencing as of their respective acquisition dates (Note 4 to the Consolidated Financial Statements). You should read this data together with the Consolidated Financial Statements and related Notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contained elsewhere in this report.

	March 31,
	2005	2004	2003	2002	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Net revenues	$253,756	$131,177	$101,591	$152,840	$435,543
Cost of revenues	123,253	57,601	61,900	150,924	165,986

Gross profit	130,503	73,576	39,691	1,916	269,557
Operating expenses:
Research and development	118,665	112,594	131,909	154,622	105,178
Selling, general and administrative	59,821	45,121	59,588	75,656	69,172
Stock-based compensation:
Research and development	3,407	15,444	70,840	71,760	41,350
Selling, general and administrative	5,259	5,195	58,510	66,425	35,667
Amortization of goodwill and purchased intangibles	6,960	1,097	—	239,563	308,835
Purchased intangible asset impairment charges	27,330	—	204,284	—	—
Goodwill impairment charges	—	—	186,389	3,101,817	—
Restructuring charges	9,622	22,325	7,250	11,577	—
Acquired in-process research and development	13,400	21,800	—	—	202,100
Litigation settlement, net	29,250	—	—	—	—

Total operating expenses	273,714	223,576	718,770	3,721,420	762,302

Operating loss	(143,211)	(150,000)	(679,079)	(3,719,504)	(492,745)
Interest income, net	18,699	35,007	47,719	47,477	55,336
Other income (expense), net	—	8,340	(11,952)	(14,592)	113

Loss before income taxes and cumulative effect of accounting change	(124,512)	(106,653)	(643,312)	(3,686,619)	(437,296)
Income tax expense (benefit)	2,861	(1,776)	—	(80,929)	(1,081)

Loss before cumulative effect of accounting change	(127,373)	(104,877)	(643,312)	(3,605,690)	(436,215)
Cumulative effect of accounting change	—	—	(102,229)	—	—

Net loss	$(127,373)	$(104,877)	$(745,541)	$(3,605,690)	$(436,215)

Basic and diluted net loss per share:
Loss per share before cumulative effect of accounting change	$(0.41)	$(0.34)	$(2.14)	$(12.08)	$(1.63)
Cumulative effect of accounting change	—	—	(0.33)	—	—

Net loss per share	$(0.41)	$(0.34)	$(2.47)	$(12.08)	$(1.63)

Shares used in calculating basic and diluted net loss per share	309,456	306,476	301,252	298,502	267,363

Consolidated Selected Balance Sheet Data:
Working capital	$396,258	$841,467	$1,021,175	$1,060,364	$1,208,226
Goodwill and intangible assets, net	534,514	240,193	88,219	590,610	4,008,440
Total assets	1,102,395	1,188,103	1,223,588	1,829,193	5,453,278
Long-term debt including current portion	34	303	1,265	2,283	3,530
Total stockholders’ equity	$977,198	$1,120,547	$1,172,188	$1,771,251	$5,238,101

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2005. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

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

Overview

AMCC provides semiconductor and board level products that are the essential building blocks for the processing, moving and storing of information worldwide. The company blends systems and software expertise with high-performance, high-bandwidth silicon integration to deliver silicon, hardware and software solutions for global wide area networks (WAN), embedded applications such as PowerPC and programmable SOC architectures, storage area networks (SAN), and high-growth storage markets such as Serial ATA (SATA) RAID. AMCC’s corporate headquarters are located in San Diego, California. Sales and engineering offices are located throughout the world.

Over the last several years, we have undertaken significant restructuring activities in an effort to reduce operating costs. In addition, in an effort to diversify our customer base and markets that we serve, we have also made several acquisitions. In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line, or the PRS Business, for approximately $51 million in cash to complement our existing communications products portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI Corporation, a provider of Fibre Channel hardware and software products that are critical elements of storage networks, for approximately $196.4 million in cash. In April 2004, we completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions, for a purchase price of approximately $145 million in cash. In May 2004 and December 2004, we acquired intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC® standard products, or the Embedded Products Business, for approximately $232 million in cash. The PowerPC 400 series product line targets Internet, communication, data storage, consumer and imaging applications.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and impairments of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debts. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

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

Goodwill and Intangible Asset Valuation

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development, or IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets especially requires the use of estimates and the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method and the market comparison approach. These methods require significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2005, in accordance with SFAS No. 142, management determined that there were three reporting units to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

For fiscal 2005, the discounted cash flows for each reporting unit were based on discrete five-year financial forecasts developed by management for planning purposes. Cash flows beyond the five-year discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 15% to 33% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 17% and terminal growth rates of 7.5%. We did not recognize any goodwill impairment as a result of performing this annual test. A variance in the discount rate or the estimated revenue growth rate could have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment. For example, a 1% - 2% increase in the discount rate would have resulted in an indication of possible impairment that would have led us to further quantify the impairment and potentially record a charge to write-down these assets.

Restructuring Charges

Over the last three years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Prior to 2003, the liability for certain exit costs was recognized on the date that management committed to a plan. In 2003, new accounting guidance was issued requiring us to recognize costs associated with our exit and disposal activities at fair value when a liability is incurred. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities and then estimate the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate, at least semiannually, the adequacy of the remaining liabilities under our restructuring initiatives.

Valuation of Deferred Income Taxes

We record valuation allowances to reduce our deferred tax assets to an amount that we believe is more likely than not to be realized. We consider estimated future taxable income and ongoing prudent and feasible tax planning strategies, including reversals of deferred tax liabilities, in assessing the need for a valuation allowance. If we were to determine that we will not realize all or part of our deferred tax assets in the future, we would make an adjustment to the carrying value of the deferred tax asset, which would be reflected as income tax expense. Conversely, if we were to determine that we will realize a deferred tax asset, which currently has a valuation allowance, we would reverse the valuation allowance which would be reflected as an income tax benefit or as an adjustment to stockholders’ equity, for tax assets related to stock options, or goodwill, for tax assets related to acquired businesses.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, or SAB 101 as well as SAB 104, “Revenue Recognition”. These pronouncements require that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors subject to rights of return is deferred until all return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns, competitive pricing programs and rebates. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA shipping point. If actual returns or pricing adjustments exceed our estimates, additional reductions to revenue would result.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended March 31, 2005 to the Year Ended March 31, 2004

Net Revenues.    Net revenues for the year ended March 31, 2005 were approximately $253.8 million, representing an increase of 93.4% from the net revenues of approximately $131.2 million for the year ended March 31, 2004. The increase in total net revenues was primarily attributable to the revenues generated from our fiscal 2004 and 2005 acquisitions, as well as increases in revenue from our existing communications product portfolio, offset by decreases in other revenue. See the following tables (dollars in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Communications	$128,900	50.8%	$104,197	79.4%	$24,703	23.7%
Storage	51,423	20.3%	13,038	10.0%	38,385	294.4%
Embedded Products	64,474	25.4%	—	0.0%	64,474	100.0%
Other	8,959	3.5%	13,942	10.6%	(4,983)	(35.7)%

	$253,756	100.0%	$131,177	100.0%	$122,579	93.4%

Communication revenue consists of our historical communications business and the PRS Business acquisition. Storage revenue is derived from of our JNI acquisition and our 3ware acquisition. The Embedded Products revenue consists of our Embedded Products Business acquisition and other revenue consists of our legacy non-communications products, such as computer, ATE and military products.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2005 were as follows:

	2005	2004	2003
Harris Corporation	*	*	18%
Sanmina—SCI	*	11%	*
Insight Electronics	14%	14%	*

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2005 were as follows:

	2005	2004	2003
Harris Corporation	*	*	18%
Nortel Networks Corporation	11%	17%	14%

*	Less than 10% of total net revenues for period indicated.

The decline in revenues attributable to Harris Corporation was due to the fulfillment of certain last time buy orders of non-communications products in fiscal 2003.

Revenues based on direct shipments outside the United States of America accounted for 52% of net revenues for the year ended March 31, 2005 compared to 46% for the year ended March 31, 2004.

Gross Profit.    The following table presents net revenues, cost of revenues and gross profit for fiscal years ended March 31, 2005 and March 31, 2004 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$253,756	100.0%	$131,177	100.0%	$122,579	93.4%
Cost of revenues	123,253	48.6%	57,601	43.9%	65,652	114.0%

Gross profit	$130,503	51.4%	$73,576	56.1%	$56,927	77.4%

The increase in gross profit for the year ended March 31, 2005 was primarily attributable to the increase in revenues, offset by an increase of $14.4 million and $825,000 of amortization of developed technology and purchased inventory fair value adjustment included in our cost of revenues, respectively.

The amortization of purchased intangible assets included in cost of revenues during the year ended March 31, 2005 was $23.3 million compared to $9.0 million for the year ended March 31, 2004. The increase is a result of our fiscal 2005 acquisitions. Based on the amount of capitalized purchased intangibles on the balance sheet as of March 31, 2005, we expect amortization expense for purchased intangibles charged to cost of revenues to be $17.6 million and $14.5 million for each of the fiscal years ending March 31, 2006, and 2007 and $50.4 million for fiscal periods thereafter, respectively. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses.    The following table presents research and development and selling, general and administrative expenses for fiscal years ended March 31, 2005 and March 31, 2004 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$118,665	46.8%	$112,594	85.8%	$6,071	5.4%
Selling, general and administrative	$59,821	23.6%	$45,121	34.4%	$14,700	32.6%

Research and Development.    Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D of 5.4% for the year ended March 31, 2005, respectively, was primarily due to higher payroll, the related benefits expense, and facilities costs of approximately $18.8 million, resulting from our fiscal 2004 and fiscal 2005 acquisitions, offset by lower design costs and software and equipment depreciation costs of approximately $7.0 million and $5.7 million, respectively, resulting from our restructuring initiatives. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications, storage and embedded products. Currently, R&D expenses are focused on the development of communications, storage, and embedded products and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Since the start of fiscal 2003, we have invested a total of approximately $363.1 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. For most products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development and qualification. We have not yet generated significant revenues from many of these new products for two additional reasons. First, the dramatic and extended downturn in the telecommunications market has severely impacted our customers and has resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced. Second, as a result of restructuring activities, we have discontinued development of several new products and slowed down development of other new products as we realized that demand for these products would not materialize as originally anticipated.

Selling, General and Administrative.    Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 32.6% for the year ended March 31, 2005 was primarily due to the effect of higher payroll and related benefits, corporate branding, commissions, and contracted services of approximately $16.8 million, as a result of our fiscal 2004 and fiscal 2005 acquisitions, offset by lower professional services and insurance expense of $2.1 million. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation.    The following table presents stock-based compensation expense for employees engaged in R&D and S,G&A activities for the fiscal years ended March 31, 2005 and March 31, 2004, all of which was excluded from those operating expenses (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$3,407	1.3%	$15,444	11.8%	$(12,037)	-77.9%
Selling, general and administrative	5,259	2.1%	5,195	4.0%	64	1.2%

	$8,666	3.4%	$20,639	15.7%	$(11,973)	-58.0%

Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. In fiscal 2005, we recorded approximately $19.0 million of deferred compensation in connection with stock options assumed in our acquisition of 3ware. Stock-based compensation charges, including amounts charged to cost of revenues, were $9.3 million for the year ended March 31, 2005, compared to $21.2 million for the year ended March 31, 2004. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $6.1 million in fiscal 2006, $2.8 million in fiscal 2007, and $200,000 in fiscal 2008. These charges could be reduced as a result of employee turnover. Acquisitions of businesses may result in substantial additional on-going costs. Such charges may cause fluctuations in our interim or annual operating results.

Acquired In-process Research and Development.    For the fiscal year ended March 31, 2005, we recorded $13.4 million of acquired IPR&D resulting from the acquisitions of 3ware and the Embedded Products Business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the 3ware acquisition was made up of two projects that were 42% and 25% complete at the date of acquisition. The estimated cost to complete these projects was $650,000 and $2.3 million, respectively, and the discount rate applied to calculate the IPR&D charge was 30% and 35%, respectively. The IPR&D charge related to the Embedded Products Business acquisition was made up of three projects, which were between 42% and 69% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $9.1 million. The discount rate applied to calculate the IPR&D charge ranged from 25% to 30%.

For the year ended March 31, 2004, we recorded $21.8 million of acquired IPR&D resulting from the acquisition of JNI Corporation and the PRS business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the PRS acquisition was made up of five projects which were between 38% and

68% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $5.3 million. The discount rate applied to calculate the IPR&D charge ranged from 20% to 30%. The IPR&D charge related to the JNI Corporation acquisition was made up of six projects, which were between 33% and 88% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $2.3 million. The discount rate applied to calculate the IPR&D charge ranged from 22% to 35%. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our interim or annual operating results.

Goodwill and Purchased Intangible Asset Impairment Charges.    To coincide with our annual long-range planning process, we assess goodwill for impairment annually in the fourth quarter, or more frequently if the indicators of impairment are present. As a result of the November 2004 restructuring program, we decided to reduce our future investment in certain products acquired in the JNI transaction. During the third quarter of fiscal 2005, we performed an impairment test as required by SFAS 144 which resulted in a non-cash charge of $27.3 million for the impairment of purchased intangibles. This charge is recorded in operating expenses in the consolidated statement of operations for the year ended March 31, 2005.

Based upon an analysis performed in the fourth quarter of fiscal 2005, which included a discounted cash flow analysis, as well as market comparables, no impairment of goodwill or other purchased intangibles was evident.

Restructuring Charges.    The following table presents restructuring charges for the fiscal years ended March 31, 2005 and March 31, 2004 (in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Restructuring charges	$9,622	3.8%	$22,325	17.0%	$(12,703)	(56.9)%

In July 2001, we announced the first of our restructuring programs. The July 2001 restructuring plan was in response to the sharp downturn in business at the end of the Company’s fiscal 2001 and included reducing our overall cost structure and aligning manufacturing capacity with the then current demand. The restructuring plan consisted of the elimination of approximately 50 employees, or 5% of our workforce, the consolidation of excess facilities and the write-off of certain property and equipment. As a result of the July 2001 restructuring, we recorded a charge of $11.6 million consisting of $900,000 for employee severances, $2.0 million of non-cancelable lease commitments, and $8.7 million for the disposal of excess manufacturing equipment, the abandonment of certain leasehold improvements, and the write off of software licenses.

As a result of our July 2001 restructuring activities, we realized approximately $4 million of annual savings relating to fixed cost of sales overhead and approximately $2 million of annual savings relating to operating expenses. During fiscal 2005, we have completed the restructuring activities contemplated by the July 2001 restructuring plan and no further payments or expenses are anticipated under this program.

In July 2002, we announced our second restructuring program, as a result of the prolonged downturn in the telecommunications industry. The July 2002 restructuring program consisted of the closure of our wafer manufacturing facility in San Diego and a workforce reduction of approximately 165 employees or 25% of our workforce. During fiscal 2003, we recognized a total charge of $7.0 million consisting of $4.0 million for the estimated facility restoration costs and the severance packages for approximately 70 manufacturing employees, and of $3.0 million consisting of employee severances, related to the closure of a United States design center and the disposal of its related assets.

During the third quarter of fiscal 2004, we completed the activities contemplated by the plan. As a result, we recorded an adjustment to the restructuring liability for the excess accrued severance and facilities restoration costs, and recognized a restructuring benefit of approximately $537,000. We do not expect any future charges or benefits related to the closure of the wafer manufacturing facility. As a result of the closure of our internal wafer manufacturing facility and workforce reduction, we realized annual savings totaling approximately $14 million relating to fixed cost of sales overhead and approximately $16 million of annual savings relating to operating expenses in fiscal 2004.

In April 2003, we announced our third restructuring program. As the downturn in the telecommunications industry continued, it became evident that further cost reductions were necessary. The April 2003 restructuring program consisted of a workforce reduction of 185 employees, further consolidation of excess facilities and additional fixed asset disposals. In June 2002, the FASB issued SFAS 146 requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, approximately $281,000 was charged for severance packages communicated to employees in March 2003. The remaining restructuring costs of $23.5 million were recognized in the first quarter of fiscal 2004 and consisted of approximately $5.4 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write off of leasehold improvements and property and equipment.

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

In November 2003, we implemented a fourth workforce reduction and restructuring. The November 2003 workforce reduction was implemented as a means to achieve certain cost savings anticipated in connection with the fiscal 2004 acquisitions. The restructuring consisted of the elimination of approximately 50 employees and the abandonment of certain leased property. As a result of the November 2003 restructuring, we recorded a charge of approximately $2.8 million, consisting of $1.2 million for employee severances and $1.6 million for excess facilities costs. During fiscal 2005, we completed the restructuring activities contemplated by the November 2003 workforce reduction program and no further payments or expenses are anticipated under this program. We achieved annual operating expense savings of approximately $8 million in fiscal 2005, as a result of our November 2003 workforce reduction.

In November 2004, we implemented a fifth workforce reduction and realignment. The November 2004 workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring our operations, consolidating our facilities and reducing our workforce. The restructuring consisted of the elimination of approximately 150 employees, or 20 percent of our workforce, the closure of our Israel facility and consolidating other locations. As a result of the November 2004 restructuring, we recorded a charge of approximately $9.1 million, consisting of $4.4 million for employee severance, $4.2 million for property and equipment write-offs, and $500,000 for the closure of its Israel facility and abandonment of certain leased property. We estimate that as a result of the November 2004 workforce reduction, we will achieve annual operating expense savings of approximately $24 million to $32 million annually.

Interest and Other Income and Expenses.    The following table presents interest and other income and expenses for the fiscal years ended March 31, 2005 and March 31, 2004 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income, net	$18,699	7.4%	$35,007	26.7%	$(16,308)	-46.6%
Other income (expense), net	$—	—	$8,340	6.4%	$(8,340)	-100.0%

Interest Income, net.    Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease for the year ended March 31, 2005 is primarily due to lower cash and short-term investment balances as well as lower net realized gains on the portfolio.

Other Income, net.    Other income, net includes recorded gains on strategic equity investments as well as net gains from the sale of real estate, and property and equipment. The decrease is due to lower gains on strategic equity investments, on the sales of real estate, and on the sale of property and equipment recognized in fiscal 2004 and not recognized in fiscal 2005.

Income Taxes.    The following table presents our income tax expense (benefit) for the fiscal years ending March 31, 2005 and March 31, 2004 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Income tax expense (benefit)	$2,861	1.1%	$(1,776)	-1.4%	$4,637	261.1%

The federal statutory income tax rate was 35% for the fiscal years ending March 31, 2005 and March 31, 2004. Our income tax expense (benefit) in 2005 and 2004 primarily represents taxes on our foreign operations and in fiscal year 2004, the realization of a tax benefit resulting from the reversal of certain prior period tax accruals related to the completion of IRS audits for the fiscal years through 2001. In addition, as a result of our cumulative losses and the full utilization of our loss carry backs, we provided a full valuation allowance against our net deferred tax assets in 2005 and 2004.

Comparison of the Year Ended March 31, 2004 to the Year Ended March 31, 2003

Net Revenues.    Net revenues for the year ended March 31, 2004 were approximately $131.2 million, representing an increase of 29% from the net revenues of approximately $101.6 million for the year ended March 31, 2003. The increase in total net revenues was attributable to an increase in communications revenue, including revenues generated by the PRS business of $13.2 million from the date of acquisition, and the revenue generated in the storage business from the acquisition of JNI Corporation of $13.0 million from the date of acquisition, offset by decreases in other revenue of 61% as a result of higher shipments of last time buy products in the prior year. See the following table (dollars in thousands):

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

Gross Profit.    The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2004 and March 31, 2003 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenue	$131,177	100.0%	$101,591	100.0%	$29,586	29.1%
Cost of revenues	57,601	43.9%	61,900	60.9%	(4,299)	-6.9%

Gross profit	$73,576	56.1%	$39,691	39.1%	$33,885	85.4%

The increase in gross profit in 2004 was primarily attributable to the reduced fixed cost of manufacturing overhead of approximately $16.0 million as a result of the permanent closure of our internal wafer fabrication facility in March 2003 and the effects of the workforce reductions, as well as decreased stock-based compensation charges included in cost of revenues of $2.0 million for the year ended March 31, 2004. In addition, during the year ended March 31, 2004, we recognized a benefit of approximately $1.1 million related to the sales of inventory, which had been previously reserved. Partially offsetting the increases in gross margin was an increase in the amortization of purchased intangibles of $4.1 million as a result of our fiscal 2004 acquisitions.

Research and Development and Selling, General and Administrative Expenses.    The following table presents R&D and S,G&A expenses for fiscal years ended March 31, 2004 and March 31, 2003 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$112,594	85.8%	$131,909	129.8%	$(19,315)	-14.6%
Selling, general and administrative	$45,121	34.4%	$59,588	58.7%	$(14,467)	-24.3%

Research and Development.    The decrease in R&D expenses for the year ended March 31, 2004 was primarily due to lower payroll and related benefits expense of approximately $9.6 million and lower software and equipment depreciation costs of approximately $8.7 million, the results of our restructuring initiatives. These decreases were partially offset by increases in payroll and related benefits resulting from the acquisition of JNI Corporation on October 28, 2003 and our acquisition of the PRS business on September 30, 2003.

Selling, General and Administrative.    The decrease in SG&A expenses for the year ended March 31, 2004 was primarily due to the effect of lower payroll and related benefits expense of approximately $6.1 million following workforce reductions as well as lower legal and professional fees and commissions of approximately $3.3 million and $4.0 million, respectively.

Stock-Based Compensation.    The following table presents stock-based compensation expense for employees engaged in R&D and S,G&A activities expenses for the fiscal years ended March 31, 2004 and March 31, 2003, all of which was excluded from those operating expenses (dollars in thousands):

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

Goodwill and Purchased Intangible Asset Impairment Charges.    To coincide with our annual long-range planning process, we assess goodwill for impairment annually in the fourth quarter, or more frequently if the indicators of impairment are present. Based on the analysis performed in the fourth quarter of fiscal 2004, which included a discounted cash flow analysis, as well as an evaluation of market comparables, no impairment of goodwill or other purchased intangibles was evident. The following table presents goodwill and purchased intangible asset impairment charges for the fiscal years ended March 31, 2004 and March 31, 2003 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Purchased intangible asset impairment charges	$—	0.0%	$204,284	201.1%	$(204,284)	-100.0%
Goodwill impairment charges	—	0.0%	$4 186,389	183.5%	$(186,389)	-100.0%
Cumulative effect of accounting change	—	0.0%	102,229	100.6%	$(102,229)	-100.0%

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

Restructuring Charges.    Restructuring charges for the fiscal year ended March 31, 2004 were $22.3 million, representing an increase of 207.9% from the restructuring charges of $7.3 million for the year ended March 31, 2003.

Interest and Other Income and Expenses.    The following table presents interest and other income and expenses for the fiscal year ended March 31, 2004 and March 31, 2003 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	Change
	2004		2003
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income, net	$35,007	26.7%	$47,719	47.0%	$(12,712)	-26.6%
Other income (expense), net	$8,340	6.4%	$(11,952)	-11.8%	$20,292	-169.8%

Interest Income, net.    The decrease in 2004 is primarily due to lower interest income as a result of lower yields and lower cash balances.

Other Income (Expense), net.    Other income (expense), net for the year ended March 31, 2004 primarily consisted of a gain on the sale of a parcel of real estate located in Poway, California of approximately $7.6 million and a gain on the sale of a strategic equity investment of approximately $1.0 million. Other income (expense), net for the year ended March 31, 2003 primarily consisted of a recognized impairment charge of $13.3 million for certain strategic equity investments and losses of $2.3 million for certain fixed asset disposals, offset by a $3.7 million gain from the sale of real estate.

Income Taxes.    Our income tax benefit in fiscal 2004 was $1.8 million. The benefit primarily reflects the reversal of our income tax accrual upon the completion of IRS audits for the fiscal years through 2001. No additional income tax benefits were accorded for our tax losses in fiscal 2004 or 2003 because we believe that it is more likely that these assets will not be utilized because of our recent cumulative losses and full utilization of our loss carrybacks. Accordingly, we have provided a full valuation allowance for these deferred tax assets. At March 31, 2004, we provided a valuation allowance against our net deferred tax assets in the amount of $396.2 million.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2005, our principal source of liquidity consisted of $423.4 million in cash, cash equivalents and short-term investments. Working capital as of March 31, 2005 was $396.3 million. Total cash, cash equivalents, and short-term investments decreased by $437.6 million during the year ended March 31, 2005 primarily as a result of the use of $368.4 million of net cash to fund our fiscal 2005 acquisitions, $28.1 million to fund our stock repurchase program, $27.5 million to purchase property, equipment and other assets, and $11.3 million to fund our operating activities. At the end of March 31, 2005, we had contractual obligations not included on our balance sheet totaling $48.2 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the year ended March 31, 2005, we used $11.3 million of cash for our operations compared to using $42.5 million for our operations in the year ended March 31, 2004. Although we had a net loss of $127.4 million for the year ended March 31, 2005, $102.7 million consisted of non-cash charges such as $18.1 million of depreciation, $57.7 million of amortization and impairments of purchased intangibles, $13.4 million of acquired in-process research and development charges, $9.3 million of stock-based compensation charges, and $4.2 million of non-cash restructuring charges. The remaining change in operating cash flows for the year ended March 31, 2005 primarily reflects increases in accounts receivable, inventory, other assets, accounts payable, and accrued payroll and accrued liabilities offset by a decrease in deferred revenue for the year ended March 31, 2005. Net cash used for operations for the year ended March 31, 2004 primarily reflects our operating results before non-cash charges, as well as increases in accounts receivables resulting from higher revenues, a decrease in accrued interest income as a result of lower investment balances and a decrease in prepaid software licenses as a result of our restructuring initiatives.

We used $225.0 million of cash for investing activities during the year ended March 31, 2005, compared to generating $195.7 million during the year ended March 31, 2004. The use of cash for the year ended March 31, 2005 primarily reflects the net cash paid for our fiscal 2005 acquisitions, and purchases of property, equipment and other assets offset by the net proceeds from the sale and maturities of short-term investments. The inflow of cash for the year ended March 31, 2004, primarily represents the proceeds from the sale of real estate and the sale and maturities of short-term investments, in order to acquire cash needed for our fiscal 2004 acquisitions, offset by net cash paid for the acquisitions and purchases of property, equipment and other assets.

We used $17.4 million of cash for the year ended March 31, 2005 for financing activities compared to generating $25.5 million for the year ended March 31, 2004. The major financing use of cash was in funding the repurchase of our common stock and our structured stock repurchase programs offset by the sale of common stock through the exercise of employee stock options. The major financing source of cash for the year ended March 31, 2004 was related to sales of common stock through the exercise of employee stock options.

On January 21, 2005, we entered into a Memorandum of Understanding in which we agreed to pay $60 million to settle a shareholder class action. In April 2005, we and our insurance carriers paid $60 million into a settlement fund following the court’s preliminary approval. Of that amount, our insurers paid approximately $31 million and we paid approximately $29 million.

On August 12, 2004, our board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. During fiscal 2005, we repurchased on the open market 5.4 million shares of our common stock for approximately $16.9 million. These shares were retired upon delivery to us. In addition, during fiscal 2005, we entered into structured stock repurchase agreements totaling $59.5 million. These agreements settle in cash or stock depending on the closing market price of our common stock on the expiration date of the agreements. These agreements had various expiration dates through May 31, 2005. Upon expiration of each agreement, if the closing market price of our common stock is at or above the pre-determined price, we will have our investment returned with a premium. If the closing market price of our common stock is below the pre-determined price, we will receive a predetermined number of our shares purchased on the open market. During the year ended March 31, 2005, upon settlement of the underlying agreements, we received 2.5 million shares of our common stock at an effective purchase price of $3.03 per share from the settlements resulting in the delivery of shares and received cash totaling $48.3 million from the settlements resulting in the return of our investment with a premium. The cash returned, including the premium, is treated as an increase to additional paid in capital on the balance sheet.

At March 31, 2005, we had four open structured stock repurchase agreements totaling $9.5 million that have varying maturities through May 31, 2005. Under the remaining agreements, we could receive up to $10.3 million of cash, or the delivery of up to 3.0 million shares of our common stock.

In April 2004, we completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions. Under the terms of the agreement, we acquired all outstanding shares of 3ware, Inc. for approximately $145.0 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock.

In May 2004, we completed the acquisition of the assets and intellectual property associated with IBM’s 400 series of embedded PowerPC® standard products for approximately $227.9 million in cash. On December 6, 2004, we exercised an option to purchase additional related assets located in France for $4.1 million.

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

The following table summarizes our contractual obligations as of March 31, 2005 (in thousands):

	Operating Leases	Capital Leases	Other Purchase Commitments	Total
	(in thousands)
Fiscal Years Ending March 31,
2006	$11,941	$34	$23,500	$35,475
2007	4,425	—	—	4,425
2008	2,899	—	—	2,899
2009	1,972	—	—	1,972
2010	1,895	—	—	1,895
Thereafter	1,553	—	—	1,553

Total minimum lease payments	$24,685	$34	$23,500	$48,219

The table above does not include the $60 million liability related to the Memorandum of Understanding regarding our shareholder litigation. The $60 million was paid to the settlement fund on April 1, 2005. Of that amount, our insurers paid approximately $31 million and we paid approximately $29 million.

RISK FACTORS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.

Our operating results may fluctuate because of a number of factors, many of which are beyond our control.

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or our customers’ products or otherwise;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity contract manufacturing services, purchased parts and raw materials;

•	problems or delays that we and our foundries may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the impact of potential one time charges related to purchased intangibles;

•	costs associated with compliance with applicable environmental, other governmental or industry regulations including costs to redesign products to comply with those regulations or lost revenue due to failure to comply timely;

•	the effects of changes in accounting standards, including the recently announced rule requiring the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, attorney fees, litigation judgments or settlements, relating to the use or ownership of intellectual property or other claims arising out of our operations;

•	the ability of our customers to obtain components from their other suppliers;

•	our ability to identify, hire and retain senior management and other key personnel, including a permanent Chief Financial Officer;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products or our customers’ products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products at our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, or product yield, assembly constraints for our devices, which adversely affect our ability to meet our production obligations;

•	the financial failure of one of our subcontract manufacturers;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

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

Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	design wins with customers may not result in sales to such customers;

•	the introduction of new products by customers may be later or less successful in the market than planned;

•	sales of customer product lines using our products may rapidly decline or the product lines may be phased out;

•	our agreements with customers typically are non-exclusive and do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationship with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products;

•	the impact of terminating certain sales representatives or sales personnel; and

•	the continued viability of these customers.

The occurrence of any one of the factors above could have a material adverse effect on our business, financial condition and results of operations.

In addition, before we can sell our storage products to an OEM, either directly or through the OEM’s associated distribution channel, that OEM must certify our products. The certification process can take up to 12 months. This process requires the commitment of OEM personnel and test equipment, and we compete with other suppliers for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect our ability to sell our storage products.

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

An important part of our strategy is to continue our focus on the markets for communications and storage equipment. If we are unable to further expand our share of these markets, our revenues may not grow and could further decline.

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

The discontinuance of some of our FibreChannel HBA products will result in a decline in revenue that we realize from sales of these products and we may incur significant costs due to customer obligations relating to these products.

We recently announced the discontinuance of our FibreChannel HBA products designed to operate on Sun’s Solaris servers. These HBA products accounted for a significant portion of our revenue from sales of storage products during fiscal 2004 and fiscal 2005. Though we will continue to ship these products in the near term, we expect the revenue from sale of these products to decline rapidly. We also have obligations to customers that relate to these products, including obligations for warranty support, maintenance and repairs. Our ability to fulfill these obligations has been limited by the reduction in force we implemented in the third quarter of fiscal 2005. Both fulfilling these obligations and failure to fulfill these obligations could result in significant liability, costs, and expenses.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates, credit ratings of the issuers, as well as the risk of default by the issuer. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuer’s credit ratings is reduced. Increases in interest rates, decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

In the third quarter of fiscal 2005, we implemented our fifth restructuring plan in the last four years. This plan involved the closure of our research and development facility in Israel, the elimination of approximately 150 positions and the disposal of certain capital equipment and engineering software tools.

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

In the storage market, we primarily compete against companies such as Emulex, QLogic, Agilent Technologies, Adaptec and LSI Logic. As a result of our acquisition of IBM’s 400 series of embedded PowerPC® standard products in May 2004, our list of competitors has expanded to include large technology companies such as Freescale Semiconductor and IBM. Many of these companies have substantially greater financial, marketing and distribution resources than we have. Our RAID products compete against Adaptec and LSI Logic, two much larger companies. We may also face competition from new entrants to the storage market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. The storage market continues to mature and become commoditized. To the extent that commoditization leads to significant pricing declines, whether initiated by us or by a competitor, we will be required to increase our product volumes and reduce our costs of goods sold to avoid resulting pressure on our profit margin for these products, and we cannot assure you that we will be successful in responding to these competitive pricing pressures.

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

In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123, Share-Based Payment, or SFAS 123(R), which requires companies to expense employee stock options for financial reporting purposes. As a result, beginning in April 2006, we will be required to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and

have adopted the disclosure-only alternative of SFAS 123 and FAS 128, each of which has been superseded by FAS 123(R). The change in accounting treatment resulting from FAS 123(R) will materially and adversely affect our reported results of operations as following its implementation, the stock-based compensation expense will be charged directly against our reported earnings. For an illustration of the effect of such a change on our recent results of operations, see Note 1 of our Notes to Consolidated Financial Statements.

Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel and our ability to identify, hire and retain additional, qualified personnel.

We are currently conducting a search for a permanent Chief Financial Officer. However, we cannot assure you that we will be able to attract, hire and retain a qualified candidate, and there may be significant costs associated with his or her recruiting, hiring and retention. Our future success depends to a significant extent upon the continued service of our senior management personnel. The loss of a key senior executive could have a material adverse effect on us. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development.

In December 2004, AMCC concluded the French portion of the acquisition of certain intellectual property and assets associated with IBM’s embedded PowerPC 400 series products, which enabled the integration of the associated French IBM development employees into AMCC. Subsequently, certain legal challenges have been brought against IBM regarding the transfer of these employees. IBM is taking affirmative legal steps to combat these challenges, and has given AMCC an agreement to provide development transitional services from these same employees in the event of a negative ruling from the legal challenges. There is a risk that some or all of the employees transferred in the transaction may have to return to IBM. Loss of the services of these employees could be significantly detrimental to our product development efforts.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record various significant impairment charges against these assets as noted in our financial statements. At March 31, 2005, we have $534.5 million of goodwill and purchased intangible assets. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

We have been named as a defendant in securities class action litigation that could result in substantial costs and divert management’s attention and resources, and while we have reached an agreement to settle part of such litigation, the settlement may not be approved by the court or its costs may be higher than expected.

We along with certain executive officers and directors were sued for alleged violations of federal securities laws related to alleged misrepresentations regarding our financial prospects in fiscal 2001. In January 2005, we entered into a Memorandum of Understanding containing the essential terms of a settlement of this litigation. In April 2005, our insurance carriers and we paid $60 million into a Settlement Fund following the court’s preliminary approval of a definitive Stipulation of Settlement. All costs of class notice and administration of the settlement, along with all fees and expenses awarded to the plaintiffs’ counsel, will be paid out of the Settlement Fund. Our insurance carriers paid approximately $31 million of the Settlement Fund. The settlement is conditioned upon final approval by the court and a final judgment of dismissal with prejudice of the litigation. We do not expect the court to grant final approval before June 2005. There is a risk that the settlement will not be approved by the court.

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

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (or loss). We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed and asset backed securities and closed-end bond funds, with credit ratings as specified in our investment policy. We also have invested in preferred stocks, which pay quarterly fixed rate dividends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values, except for one investment manager who utilizes U.S. Treasury bond futures options (“futures options”) as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager.

We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2005, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $348.0 million and a cost basis of $355.5 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2005 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of March 31, 2005	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Available-for-sale investments	$378,137	$367,566	$357,462	$347,996	$339,572	$331,710	$324,283

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

Refer to the Index to the Financial Statements on Page F-l.

Item 9.    Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.    Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of March 31, 2005. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2005 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Applied Micro Circuits Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Applied Micro Circuits Corporation maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Micro Circuits Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Applied Micro Circuits Corporation maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Applied Micro Circuits Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005 of Applied Circuits Corporation and our report dated June 1, 2005 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

June 1, 2005

Item 9B.    Other Information.

On June 2, 2005, Thomas L. Tullie notified the Company that he would resign his position as Chief Operating Officer effective June 17, 2005. The employment agreement dated March 9, 2005 between Mr. Tullie and the Company will terminate on June 17, 2005. Under the terms of his resignation, Mr. Tullie will receive the severance benefits described in Section 11.a of his employment agreement.

PART III

Certain information required by Part III is omitted from this report because we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A for our fiscal 2005 annual meeting of stockholders, and the information included in the proxy statement is incorporated herein by reference.

Item 10.    Directors and Executive Officers of the Registrant.

(a) Executive Officers—See the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report.

(b) Directors—The information required by this Item is contained in the section entitled “Election of Directors” in the proxy statement and is incorporated herein by reference.

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

Item 11.    Executive Compensation.

The information required by this Item is incorporated by reference to the sections entitled “Compensation of Executive Officers”, “Option Grants in Last Fiscal Year”, “Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values”, “Employment Severance and Change of Control Agreements,” “Report of the Compensation Committee,” “Compensation Committee Interlocks and Insider Participation,” “Summary Compensation Table,” “Option Exchange Program” and “Ten Year Option Exchange” in the proxy statement.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item is incorporated by reference to the sections entitled “Common Stock Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the proxy statement.

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

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements of the Company are included herein as required under Item 8 of this report. See Index to Financial Statements on page F-l.

(2) Financial Statement Schedules

For the three fiscal years ended March 31, 2005—Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

(a) Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(3)	Form of Indemnification Agreement between the Company and each of its Officers and Directors.

10.3(4)	*Form of Option Agreement related to 1992 Stock Option Plan.

10.4(13)	*1992 Stock Option Plan as amended.

10.5(14)	*1997 Directors’ Stock Option Plan as amended, and form of Option Agreement.

10.6(3)	*401(k) Plan, effective April 1, 1985 and form of Enrollment Agreement.

10.9(3)	Industrial Real Estate Lease, dated October 29, 1996 between the Company and ADI Mesa Partners AMCC, L.P. (the Sequence Drive lease).

10.24(5)	*1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.26(4)	*1998 Stock Incentive Plan of Cimaron Communications Corporation as amended, adopted by Registrant in merger transaction, effective March 17, 1999.

10.30(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and Registrant dated February 17, 1999.

10.32(11)	Amendment No. 1 to the Engineering Building Lease dated November, 1999.

10.33(4)	*2000 Equity Incentive Plan as amended, and form of Option Agreement.

10.35(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.

10.37(5)	MMC Networks, Inc. 1997 Stock Plan and Form of Option Agreement.

10.38(4)	*AMCC Deferred Compensation Plan

10.42(12)	+Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(12)	+Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.47	*Offer of Employment, dated February 22, 2005 by and between the Company and Kambiz Hooshmand.

10.48	*Employment Agreement, dated March 9, 2005 by and between the Company and Thomas Tullie.

10.49	*Employment Transition and Retirement Agreement, dated March 9, 2005 by and between the Company and David Rickey.

10.50(9)	*Separation and Release of Claims Agreement, dated May 3, 2005, by and between the Company and Ramakrishna Sudireddy

10.51(15)	Memorandum of Understanding re: Settlement of Federal Litigation, dated January 21, 2005.

11.1(8)	Computation of Per Share Data under SFAS No. 128.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

24.1	Power of Attorney (see page 55).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.
+	The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000.
(2)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended December 31, 2001.
(3)	Incorporated by reference to identically numbered exhibits filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.
(4)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended June 30, 2002.
(5)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 2001.
(6)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 1999.
(7)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended September 30, 2000.
(8)	The Computation of Per Share Data under SFAS No. 128 is included in the Notes to the Consolidated Financial Statements in the F-pages of this report.
(9)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on May 9, 2005.
(10)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on December 12, 2002.
(11)	Incorporated by reference to identically numbered exhibits filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2000.

(12)	Incorporated by reference to identically numbered exhibits filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(13)	Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-8 on October 29, 2003.
(14)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The Directors Plan had an insufficient number of shares available to permit the full annual grant of options to each of the eligible non-employee directors scheduled for April 1, 2005. In lieu of the scheduled grant from the Directors Plan, the Board of Directors approved the grant of equivalent stock options to the five eligible non-employee directors from our 1992 Stock Option Plan. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.
(15)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K on January 21, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ KAMBIZ HOOSHMAND
Kambiz Hooshmand President and Chief Executive Officer

Date: June 6, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kambiz Hooshmand and Jeffery A. Blazevich, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAMBIZ HOOSHMAND Kambiz Hooshmand	Chief Executive Officer, President and Director	June 6, 2005

/s/ JEFFERY A. BLAZEVICH Jeffery A. Blazevich	Chief Financial Officer	June 6, 2005

/s/ CESAR CESARATTO Cesar Cesaratto	Chairman of the Board	June 6, 2005

/s/ ROGER A. SMULLEN, SR. Roger A. Smullen, Sr.	Vice Chairman of the Board	June 6, 2005

/s/ FRANKLIN P. JOHNSON, JR. Franklin P. Johnson, Jr.	Director	June 6, 2005

/s/ L. WAYNE PRICE L. Wayne Price	Director	June 6, 2005

/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	June 6, 2005

/s/ JULIE H. SULLIVAN Julie H. Sullivan	Director	June 6, 2005

/s/ HARVEY P. WHITE Harvey P. White	Director	June 6, 2005

/s/ DAVID B. WRIGHT David B. Wright	Director	June 6, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Applied Micro Circuits Corporation

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2005. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the years ended March 31, 2005, 2004 and 2003, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective April 1, 2002, the Company adopted Financial Accounting Standards Board No. 142, “Goodwill and Other Intangible Assets.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 1, 2005, expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

June 1, 2005

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$75,396	$329,162
Short-term investments—available-for-sale	347,996	531,879
Accounts receivable, net	28,601	23,284
Inventories	18,014	8,490
Other current assets	51,448	16,208

Total current assets	521,455	909,023

Property and equipment, net	44,461	37,271
Goodwill and purchased intangibles, net	534,514	240,193
Other assets	1,965	1,616

Total assets	$1,102,395	$1,188,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,016	$18,164
Accrued payroll and related expenses	10,101	9,189
Other accrued liabilities	87,107	35,539
Deferred revenue	3,939	4,361
Current portion of long-term debt and capital lease obligations	34	303

Total current liabilities	125,197	67,556

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at March 31, 2005
Issued and outstanding shares—308,328 at March 31, 2005 and 310,985 at March 31, 2004	3,083	3,110
Additional paid-in capital	5,939,640	5,937,568
Deferred compensation, net	(9,101)	(3,299)
Accumulated other comprehensive income or (loss)	(6,867)	5,352
Accumulated deficit	(4,949,557)	(4,822,184)

Total stockholders’ equity	977,198	1,120,547

Total liabilities and stockholders’ equity	$1,102,395	$1,188,103

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2005	2004	2003
Net revenues	$253,756	$131,177	$101,591
Cost of revenues (1)	123,253	57,601	61,900

Gross profit	130,503	73,576	39,691
Operating expenses:
Research and development	118,665	112,594	131,909
Selling, general and administrative	59,821	45,121	59,588
Stock-based compensation:
Research and development	3,407	15,444	70,840
Selling, general and administrative	5,259	5,195	58,510
Acquired in-process research and development	13,400	21,800	—
Purchased intangible asset impairment charges	27,330	—	204,284
Goodwill impairment charges	—	—	186,389
Amortization of goodwill and purchased intangibles	6,960	1,097	—
Restructuring charges	9,622	22,325	7,250
Litigation settlement, net	29,250	—	—

Total operating expenses	273,714	223,576	718,770

Operating loss	(143,211)	(150,000)	(679,079)
Interest income, net	18,699	35,007	47,719
Other income (expense), net	—	8,340	(11,952)

Loss before income taxes and cumulative effect of accounting change	(124,512)	(106,653)	(643,312)
Income tax expense (benefit)	2,861	(1,776)	—

Loss before cumulative effect of accounting change	(127,373)	(104,877)	(643,312)
Cumulative effect of accounting change	—	—	(102,229)

Net loss	$(127,373)	$(104,877)	$(745,541)

Basic and diluted net loss per share:
Loss per share before cumulative effect of accounting change	$(0.41)	$(0.34)	$(2.14)
Cumulative effect of accounting change	—	—	(0.33)

Net loss per share	$(0.41)	$(0.34)	$(2.47)

Shares used in calculating basic and diluted net loss per share	309,456	306,476	301,252

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$674	$564	$2,536
Amortization of developed technology	23,323	8,971	6,287
Amortization of purchased inventory fair value adjustment	2,204	1,379	—

	$26,201	$10,914	$8,823

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended March 31,
	2005	2004	2003
Operating activities:
Net loss	$(127,373)	$(104,877)	$(745,541)
Adjustments to reconcile net loss to net cash used for operating activities
Cumulative effect of accounting change	—	—	102,229
Depreciation and amortization	18,113	20,410	31,782
Write-off of inventories	—	—	5,536
Amortization of goodwill and purchased intangibles	30,283	10,068	6,287
Acquired in-process research and development	13,400	21,800	—
Goodwill and purchased intangible asset impairment charges	27,330	—	390,673
Stock-based compensation expense	9,340	21,203	131,886
Non-cash restructuring charges	4,187	6,307	45
Net loss (gain) on strategic equity investments	—	(1,048)	13,250
Gain on disposals of property	—	(7,272)	(1,313)
Changes in operating assets and liabilities:
Accounts receivables	(3,692)	(14,919)	9,893
Inventories	(4,574)	2,633	3,894
Other assets	(35,124)	8,577	5,125
Accounts payable	3,921	(506)	(5,689)
Accrued payroll and other accrued liabilities	53,797	(5,020)	2,839
Deferred revenue	(929)	99	1,451

Net cash used for operating activities	(11,321)	(42,545)	(47,653)
Investing activities:
Proceeds from sales and maturities of short-term investments	3,264,961	5,835,959	4,568,648
Purchases of short-term investments	(3,094,094)	(5,485,682)	(4,725,350)
Repayments (advances) on notes receivable from employees	—	62	(10)
Purchase of property, equipment and other assets	(27,493)	(13,443)	(4,913)
Proceeds from the sale of strategic equity investments	—	1,760	—
Proceeds from sale of real estate	—	24,881	16,432
Net cash paid for acquisitions	(368,386)	(167,869)	—

Net cash provided by (used for) investing activities	(225,012)	195,668	(145,193)
Financing activities:
Proceeds from issuance of common stock	10,153	26,873	8,588
Repurchase of common stock	(16,933)	—	—
Structured stock repurchases, net	(11,181)	—	—
Repayment of note receivable from stockholder	—	—	47
Payments on capital lease obligations	(201)	(763)	(304)
Payments on long-term debt	(68)	(607)	(714)
Other	797	(20)	193

Net cash provided by (used for) financing activities	(17,433)	25,483	7,810

Net increase (decrease) in cash and cash equivalents	(253,766)	178,606	(185,036)
Cash and cash equivalents at beginning of period	329,162	150,556	335,592

Cash and cash equivalents at end of period	$75,396	$329,162	$150,556

Supplementary cash flow disclosure:
Cash paid for:
Interest	$35	$32	$148

Income taxes	$764	$144	$437

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Stock Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Other Income (Loss)	Accumulated Deficit	Notes Receivable from Stockholders	Total Shareholders’ Equity
Balance, March 31, 2002	300,468	$3,005	$5,907,754	$(170,538)	$2,843	$(3,971,766)	$(47)	$1,771,251
Issuance of common stock	3,283	33	8,555	—	—	—	—	8,588
Stock-based compensation expense	—	—	9	131,877	—	—	—	131,886
Elimination of deferred compensation related to terminations	—	—	(8,255)	8,255	—	—	—	—
Payment on notes	—	—	—	—	—	—	47	47
Comprehensive loss:
Net loss	—	—	—	—	—	(745,541)	—	(745,541)
Foreign currency translation gain	—	—	—	—	192	—	—	192
Unrealized gain on short-term investments, net of tax	—	—	—	—	5,765	—	—	5,765

Total comprehensive loss	—	—	—	—	—	—	—	(739,584)

Balance, March 31, 2003	303,751	$3,038	$5,908,063	$(30,406)	$8,800	$(4,717,307)	$—	$1,172,188
Issuance of common stock	7,234	72	26,801					26,873
Stock-based compensation expense	—	—	—	21,203	—	—	—	21,203
Deferred compensation related to stock options assumed as a result of acquisitions	—	—	—	(4,157)	—	—	—	(4,157)
Value of assumed options related to acquisition	—	—	12,765	—	—	—	—	12,765
Elimination of deferred compensation related to terminations	—	—	(10,061)	10,061	—	—	—	—
Payment on notes	—	—	—	—	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(104,877)	—	(104,877)
Foreign currency translation loss	—	—	—	—	(20)	—	—	(20)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(3,428)	—	—	(3,428)

Total comprehensive loss	—	—	—	—	—	—	—	(108,325)

Balance, March 31, 2004	310,985	$3,110	$5,937,568	$(3,299)	$5,352	$(4,822,184)	$—	$1,120,547
Issuance of common stock	5,201	52	10,101	—	—	—	—	10,153
Repurchase of Company stock	(5,380)	(54)	(16,879)	—	—	—	—	(16,933)
Structured stock repurchases, net	(2,478)	(25)	(11,156)	—	—	—	—	(11,181)
Stock-based compensation expense	—	—	95	9,245	—	—	—	9,340
Deferred compensation related to stock options assumed as a result of acquisitions	—	—	—	(19,024)	—	—	—	(19,024)
Value of assumed options related to acquisition	—	—	23,888	—	—	—	—	23,888
Elimination of deferred compensation related to terminations	—	—	(3,977)	3,977	—	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(127,373)	—	(127,373)
Foreign currency translation gain	—	—	—	—	797	—	—	797
Unrealized loss on short-term investments, net of tax	—	—	—	—	(13,016)	—	—	(13,016)

Total comprehensive loss	—	—	—	—	—	—	—	(139,592)

Balance, March 31, 2005	308,328	$3,083	$5,939,640	$(9,101)	$(6,867)	$(4,949,557)	$—	$977,198

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies

Business

Applied Micro Circuits Corporation (the “Company”) designs, develops and markets semiconductors and board level products for the communications and storage equipment markets. The Company’s products provide the building blocks for the transport, processing, switching, routing and storage of information worldwide. The Company provides manufacturers of storage and networking equipment, with complete system-on-a-chip and board level solutions.

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

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101 “Revenue Recognition in Financial Statements”, or SAB 101, as well as SAB No. 104, “Revenue Recognition.” The Company recognizes product revenue when the following fundamental criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors subject to rights of return is deferred until all return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, the Company records reductions to revenue for estimated allowances such as returns and competitive pricing programs. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing programs. Shipping terms are generally FCA shipping point. If actual returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue would result.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market type funds and highly liquid debt instruments with original maturities of three months or less at the date of purchase.

Short-Term Investments

The Company defines short-term investments as income-yielding securities that can be readily converted to cash. Short-term investments consist of United States Treasury securities and agency bonds, corporate bonds,

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

mortgage-backed and asset back securities, preferred stocks and closed-end bond funds. The Company accounts for its short term investments under Statement of Financial Accounting Standard (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The investments which are classified as available-for-sale are adjusted to market value at each period end with the offsetting unrealized gain or loss reflected as a separate component of stockholders’ equity, net of tax. These investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

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

The Company invests its excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed securities, asset-backed securities, preferred stocks, and closed-end bond funds primarily with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. The Company has not experienced any significant losses on its short-term investments.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty Reserves

The Company generally provides a one year warranty on production released semi-conductor products and up to three years on board level products. Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets ranging from 3 to 31.5 years using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the term of the related lease or its estimated useful life. Property and equipment under capital leases are recorded at the net present value of the minimum lease payments and are amortized over the useful lives of the assets.

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

In accordance with SFAS 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), the Company performs its annual impairment review at the reporting unit level during the fourth quarter each fiscal year or more frequently if the Company believes indicators of impairment are present. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based upon the type of products under development by the acquired Company, which initially generated the goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using a combination of the discounted cash flow analysis as well as market comparisons, if available. The determination of fair value requires significant judgment and estimates.

The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. Impairment is based on the excess of the carrying amount over the fair value of those assets.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2005	2004	2003	2005	2004	2003
Expected life (years)	4.0	4.0	3.9	1.3	1.2	1.1
Risk-free interest rate	3.8%	2.5%	2.8%	2.2%	1.5%	1.6%
Volatility	0.77	1.00	1.03	0.80	1.03	1.03
Dividend yield	0%	0%	0%	0%	0%	0%
Weighted average fair value	$2.16	$3.66	$4.22	$1.83	$2.20	$2.19

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows:

	Fiscal Years Ended March 31,
	2005	2004	2003
	(In thousands, except per share amounts)
Net loss—as reported	$(127,373)	$(104,877)	$(745,541)
Plus: Reported stock-based compensation	9,340	21,203	131,886
Less: Fair value stock-based compensation	(94,000)	(340,970)	(435,940)

Net loss—pro forma	$(212,033)	$(424,644)	$(1,049,595)

Reported basic and diluted loss per share	$(0.41)	$(0.34)	$(2.47)

Pro forma basic and diluted loss per share	$(0.69)	$(1.39)	$(3.48)

The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and SAB No. 107, Share-Based Payment, in the three months ended March 31, 2005 the Company refined its volatility assumption from 0.92% to 0.60% based on historical data over the estimated life of the option. The Company believes that its current assumptions generate a more representative estimate of fair value.

In December 2004 the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. SFAS 123R is scheduled to be effective beginning in the first quarter of fiscal 2007. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

The adoption of the SFAS 123R fair value method will have a significant impact on the Company’s reported results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS 123R cannot be predicted at this time because that will depend on the fair value and number of share-based payments granted in the future. However, had the Company adopted SFAS 123R in prior periods, the magnitude of the impact of that standard would have approximated the impact of SFAS 123 assuming the application of the Black-Scholes model as illustrated in the table above.

Derivative Financial Instruments

The Company uses foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the US dollar. The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. At March 31, 2005, the Company had foreign exchange contracts with a notional value of $9.1 million outstanding. The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings. Ineffectiveness between the change in fair value of the derivatives and the change in fair value of hedged items was immaterial for the year ended March 31, 2005. At March 31, 2005 net unrealized losses of $213,000 were recorded in accumulated other comprehensive income associated with cash flow hedging transactions.

Comprehensive Income (Loss)

Financial Accounting Standards Board’s Statement No. 130, Comprehensive Income (Loss), FAS 130, establishes rules for the reporting and display of comprehensive income (loss) and its components. FAS 130 requires the change in net unrealized gains or losses on short-term investments and foreign currency translation gains (losses) be included in comprehensive income (loss). Comprehensive income (loss) is included in our Consolidated Statements of Stockholders’ Equity. The accumulated unrealized gain or (loss) on short-term investments, net of tax, was $(7,736,000), $5,280,000, and $8,708,000 for the three years ended March 31, 2005, 2004 and 2003, respectively. The accumulated foreign currency translation gain (loss) was $869,000, $72,000, and $92,000 for the three years ended March 31, 2005, respectively.

Litigation and Settlement Costs

From time to time, the Company is involved in disputes, litigation and other legal actions. In accordance with SFAS 5, the Company records a charge equal to at least the minimum estimated liability for a loss contingency when both of the following conditions are met: (i) information available prior to issuance of the financial statements indicates that it is probable that an asset had been impaired or a liability had been incurred at the date of the financial statements and (ii) the range of loss can be reasonably estimated.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At March 31, 2005:
U.S. Treasury securities and agency bonds	$50,532	$3	$1,200	$49,335
Corporate bonds	41,682	24	1,067	40,639
Mortgage-backed and asset-backed securities	160,031	47	2,499	157,579
Closed-end bond funds	77,723	874	3,597	75,000
Preferred stock and options	25,532	73	162	25,443

	$355,500	$1,021	$8,525	$347,996

At March 31, 2004:
U.S. Treasury securities and agency bonds	$68,984	$726	$73	$69,637
Corporate bonds	150,715	2,529	209	153,035
Mortgage-backed and asset-backed securities	238,646	1,663	847	239,462
Closed-end bond funds	68,224	1,949	428	69,745

	$526,569	$6,867	$1,557	$531,879

Available-for-sale securities by contractual maturity are as follows (in thousands):

March 31, 2005
Due in one year or less	$124,003
Due after one year through two years	44,486
Greater than two years	179,507

$347,996

Strategic Equity Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or fair value. These investments are included in other current assets on the Company’s balance sheet and are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. During fiscal 2004, the Company recognized a gain of $1.0 million when one of the privately held companies in which the Company had an equity investment was sold. During fiscal 2003, as a result of macro economic factors and the decreases in the financial viability of certain of these investments, the Company determined that certain investments were impaired and recorded impairment charges of $13.3 million. Of the total fiscal 2003 impairment charge, $10 million related to one investment in a company that due to its financial condition was forced to raise additional funds at a valuation which represented a substantial decrease from the valuation at which the Company made its investment. At March 31, 2005 and 2004 the balance of these investments included in other current assets was $600,000.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Certain Financial Statement Information

Accounts receivable:

	March 31,
	2005	2004
	(in thousands)
Accounts receivable	$30,385	$24,994
Less: allowance for bad debts	(1,784)	(1,710)

	$28,601	$23,284

Inventories:

	March 31,
	2005	2004
	(in thousands)
Finished goods	$9,754	$5,061
Work in process	7,095	2,376
Raw materials	1,165	1,053

	$18,014	$8,490

Other current assets:

	March 31,
	2005	2004
	(in thousands)
Litigation insurance receivable	$32,947	$—
Deposits	2,366	2,304
Prepaid expenses	13,689	6,477
Other	2,446	7,427

	$51,448	$16,208

Property and equipment:

	Useful Life	March 31,
		2005	2004
	(in years)	(in thousands)
Machinery and equipment	5-7	$42,906	$44,402
Leasehold improvements	1-15	11,676	9,969
Computers, office furniture and equipment	3-7	80,353	91,411
Buildings	31.5	5,860	—
Land	N/A	12,202	—

		152,997	145,782
Less accumulated depreciation and amortization		(108,536)	(108,511)

		$44,461	$37,271

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and purchased intangible assets:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	March 31, 2005			March 31, 2004
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,401,662	$(3,974,186)	$427,476	$4,166,727	$(3,974,186)	$192,541
Developed technology	413,500	(331,031)	82,469	325,500	(287,651)	37,849
Backlog/customer relationships	3,600	(3,282)	318	1,400	(489)	911
Patents/core technology rights/tradename	59,200	(34,949)	24,251	32,400	(23,508)	8,892

	$4,877,962	$(4,343,448)	$534,514	$4,526,027	$(4,285,834)	$240,193

The changes in the carrying amount of goodwill for the three years ending March 31, are as follows (in thousands):

	2005	2004	2003
Beginning Balance	$192,541	$72,499	$358,014
Goodwill related to acquisitions (Note 4)	238,279	123,826	—
Acquired lease liability adjustment	(3,344)	—	—
Reclassification of assembled workforce	—	—	6,304
Cumulative effect of accounting change	—	—	(102,229)
Impairment losses	—	—	(186,389)
Adjustment for deferred tax assets related to acquired companies	—	(3,784)	(3,201)

Ending Balance	$427,476	$192,541	$72,499

The estimated future amortization expense of purchased intangible assets charged to cost of sales and operating expenses as of March 31, 2005, is as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal year 2006	$17,644	$4,588	$22,232
Fiscal year 2007	14,500	4,430	18,930
Fiscal year 2008	14,500	4,430	18,930
Fiscal year 2009	13,950	4,429	18,379
Fiscal year 2010	10,500	3,169	13,669
Thereafter	11,375	3,523	14,898

Total	$82,469	$24,569	$107,038

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other accrued liabilities:

	March 31,
	2005	2004
	(in thousands)
Accrued warranty and excess purchase commitments	$6,828	$6,412
Current tax liabilities	2,697	600
Restructuring liabilities	2,699	7,118
Excess lease liability (See Note 14)	4,769	11,159
Litigation settlement liability	60,000	—
Other	10,114	10,250

	$87,107	$35,539

Interest income, net:

	Fiscal Years Ended March 31,
	2005	2004	2003
	(in thousands)
Interest income	$16,408	$28,181	$38,341
Net realized gains on short-term investments	2,326	6,858	9,526
Interest expense	(35)	(32)	(148)

	$18,699	$35,007	$47,719

Other income (expense), net:

	Fiscal Years Ended March 31,
	2005	2004	2003
	(in thousands)
Gain on strategic equity investments	$—	$1,048	$—
Recognized impairments on strategic equity investments	—	—	(13,250)
Net gains on disposals of property and equipment	—	7,272	1,313
Other	—	20	(15)

	$—	$8,340	$(11,952)

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

	Fiscal Years Ended March 31,
	2005	2004	2003
Net loss (numerator):
Loss before cumulative effect of accounting change	$(127,373)	$(104,877)	$(643,312)
Cumulative effect of accounting change	—	—	(102,229)

Net loss	$(127,373)	$(104,877)	$(745,541)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	309,456	306,558	301,913
Less: Unvested common shares outstanding	—	(82)	(661)

Shares used in basic and diluted net loss per share computation	309,456	306,476	301,252

Basic and diluted net loss per share:
Basic and diluted net loss per share before cumulative effect of accounting change	$(0.41)	$(0.34)	$(2.14)
Cumulative effect of accounting change	—	—	(0.33)

Basic and diluted net loss per share	$(0.41)	$(0.34)	$(2.47)

Because the Company incurred losses in the years ended March 31, 2005, 2004 and 2003, the effect of dilutive securities totaling 3,471, 4,629, and 2,778 equivalent shares (in thousands), respectively, have been excluded from the loss per share computation as their impact would be antidilutive.

4.    Acquisitions

The Company completed four acquisitions during the years ended March 31, 2005 and 2004 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of each business acquired from the date of acquisition. Details of the acquired business are as follows:

Fiscal 2005

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2004

JNI Corporation—On October 28, 2003, the Company completed the acquisition of JNI Corporation, a provider of Fibre Channel hardware and software products that form critical elements of storage area networks. AMCC acquired all outstanding shares of JNI Corporation for approximately $196.4 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock.

PRS Business—On September 30, 2003, the Company purchased assets and licensed intellectual property associated with IBM’s Power PRS Switch Fabric product line for $47.8 million in cash. On January 1, 2004, the Company exercised an option to purchase additional related assets located in France for $3 million.

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

	Fiscal 2005			Fiscal 2004			Total
	3ware	Embedded Products Business	Fiscal 2005 Subtotal	JNI	PRS Business	Fiscal 2004 Subtotal
Net tangible assets	$10,113	$3,700	$13,813	$70,515	$815	$71,330	$85,143
In-process research and development	8,000	5,400	13,400	16,100	5,700	21,800	35,200
Developed technology	14,500	73,500	88,000	25,600	5,500	31,100	119,100
Backlog/customer relationships	300	1,900	2,200	1,000	400	1,400	3,600
Patents/core technology rights/tradename	6,100	20,700	26,800	7,800	1,700	9,500	36,300
Purchased inventory fair value adjustment	1,465	739	2,204	1,262	117	1,379	3,583
Stock based compensation	19,024	—	19,024	4,157	—	4,157	23,181
Goodwill	110,218	128,061	238,279	87,270	36,556	123,826	362,105

Total consideration	$169,720	$234,000	$403,720	$213,704	$50,788	$264,492	$668,212

The total consideration issued in the acquisitions is as follows (in thousands):

	Fiscal 2005			Fiscal 2004
	3ware	Embedded Products Business	Fiscal 2005 Subtotal	JNI	PRS Business	Fiscal 2005 Subtotal	Total
Cash paid and merger fees	$145,832	$234,000	$379,832	$200,939	$50,788	$251,727	$631,559
Value of assumed options	23,888	—	23,888	12,765	—	12,765	36,653

Total consideration	$169,720	$234,000	$403,720	$213,704	$50,788	$264,492	$668,212

The purchased inventory fair value adjustment represents the difference between the carrying value of work in process and finished goods inventory and the estimated selling price less costs to sell the related inventory at the date of acquisition.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In-Process Research and Development

In-process research and development (“IPR&D”) totaled $13.4 and $21.8 million for acquisitions completed in fiscal 2005 and 2004, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

The fair value of the purchased IPR&D for the above acquisitions represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition dates, had not yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Estimated operating expenses included cost of goods sold, marketing and selling expenses, general and administrative expenses and research and development expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

The IPR&D charge includes only the fair value of IPR&D performed as of the respective acquisition dates. The fair value of developed technology is included in identifiable purchased intangible assets, and future research and development is included in goodwill. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the respective acquisition dates.

The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for the Company’s significant acquisitions completed in fiscal 2005 and 2004:

Company Acquired	Development Projects	IPR&D Charge	Number of Projects	Range of Estimated % Complete	Estimated Cost to Complete	Range of Adjusted Discount Rate
		(in thousands)			(in thousands)
Fiscal 2005:
3ware, Inc.	SATA Raid Controller Cards	$8,000	2	25% - 42%	$2,950	30% - 35%
Embedded Products Business	Embedded Processor Semiconductor Products	$5,400	3	42% - 69%	$9,100	25% - 30%
Fiscal 2004:
PRS Business	Packet Routing Switch Products	$5,700	5	38% - 68%	$5,300	20% - 30%
JNI Corporation	Fibre Channel HBAs and Storage Semiconductors	$16,100	6	33% - 88%	$2,300	22% - 35%

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Pro Forma Data (unaudited)

As required by SFAS 141, the pro forma data set forth below gives effect to the purchase of JNI Corporation, which the Company acquired on October 28, 2003, and 3ware, Inc. acquired April 1, 2004 as if they had occurred at the beginning of fiscal 2004 and does not purport to be indicative of what would have occurred had the companies actually been combined nor does it reflect what may occur in the future. The results presented do not include the results of the PRS Business, which the Company acquired in September 2003 and January 2004 or the Embedded Products Business, acquired May 5, 2004 and December 6, 2004, for periods prior to their acquisition dates because such interim information was not available. The results for the year ended March 31, 2005 do not include the $8.0 million IPR&D charge and the results for the year ended March 31, 2004 do not include the $16.1 million IPR&D charge. The results for the years ended March 31, 2005 and 2004, give effect to the amortization of purchased intangible assets and deferred compensation from JNI and 3ware. Also, included in the results are restructuring charges of $9.6 million and $22.3 million for the years ended March 31, 2005 and 2004, respectively, a charge of $27.3 million for impairment of purchased intangibles and $29.3 million of net litigation settlement costs in the year ended March 31, 2005.

	Fiscal Years Ended March 31,
	2005	2004
	(in thousands, except per share data)
Net revenues	$253,756	$163,064

Net loss	$(119,373)	$(137,147)

Basic and diluted loss per share	$(0.39)	$(0.45)

5.    Stockholders’ Equity

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

Common Stock

At March 31, 2005, the Company had 630 million shares authorized for issuance. At March 31, 2005 and 2004, there were 308.3 million shares and 311.0 million shares issued and outstanding, respectively.

Stock Repurchase Program

On August 12, 2004, the Company’s board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. During fiscal 2005, the Company repurchased on the open market 5.4 million shares of its common stock for approximately $16.9 million. These shares were retired upon delivery to the company. In addition, during fiscal year 2005, the Company entered into structured stock repurchase agreements totaling $59.5 million. These agreements settle in cash or stock depending on the closing market price of our common stock on the expiration date of the agreements. These agreements have various expiration dates through May 31, 2005. Upon expiration of each agreement, if the closing market price of the Company’s common stock is at or above the pre-determined price, the Company will have its investment

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

returned with a premium. If the closing market prize is below the pre-determined price, the Company will receive a predetermined number of its shares. During the year ended March 31, 2005 upon settlement of the underlying agreements, the Company received 2.5 million shares of its common stock at an effective purchase price of $3.03 per share from the settlements resulting in the delivery of shares and received cash totaling $48.3 million from the settlements resulting in the return of the investment with a premium. The cash returned, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

At March 31, 2005, the Company had four open structured stock repurchase agreements totaling $9.5 million that have varying maturities through May 31, 2005. Under the remaining agreements, the Company could receive up to $10.3 million of cash, or the delivery of up to 3.0 million shares of its common stock.

Stock Options and Other Stock Awards

The Company has in effect several stock option plans under which non-qualified and incentive stock options have been granted to employees and non-employee directors. Although certain of these plans allow the grant of restricted stock units, none have been issued at March 31, 2005. The option plans include two stockholder-approved plans (1992 Stock Option Plan and 1997 Directors’ Stock Option Plan) and two plans not approved by stockholders (2000 Equity Incentive Plan and Cimaron’s 1998 Stock Incentive Plan assumed in the fiscal 1999 merger). Certain other outstanding options were assumed through the various acquisitions.

The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by the Company until such ownership rights have vested, or exercisable upon vesting. Vesting generally occurs over four years. New hire grants generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant.

At March 31, 2005 and 2004, there were no shares of common stock subject to repurchase. At March 31, 2003, 305,000 shares of common stock were subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Fiscal Years Ended March 31,
	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	63,762	$7.63	60,987	$8.39	25,807	$12.33
Granted and assumed	17,481	2.77	18,206	4.91	42,604	5.99
Exercised	(2,725)	1.06	(5,260)	3.92	(1,514)	1.78
Forfeited	(11,804)	7.65	(10,171)	9.26	(5,910)	9.92

Outstanding at end of year	66,714	$6.64	63,762	$7.63	60,987	$8.39

Vested at end of year	45,255	$7.89	44,474	$8.60	40,467	$9.18

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a further breakdown of the options outstanding at March 31, 2005 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$0.05–$ 3.59	11,325	8.23	$2.45	3,404	$1.90
$3.60–$ 4.88	12,290	8.02	$3.97	5,563	$4.17
$4.89–$ 6.48	13,564	7.51	$5.70	7,221	$5.83
$6.49–$ 6.54	20,569	5.37	$6.54	20,421	$6.54
$6.55–$23.75	8,149	5.15	$15.61	7,831	$15.90
$23.76–$87.24	817	5.07	$33.66	815	$33.66

$0.05–$87.24	66,714	6.75	$6.64	45,255	$7.89

Employee Stock Purchase Plans

The Company has in effect an employee stock purchase plan under which 14.4 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At March 31, 2005 approximately 11.1 million shares had been issued under this plan and approximately 3.3 million shares were available for future issuance.

Common Shares Reserved for Future Issuance

At March 31, 2005, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Stock Options:
Granted and outstanding	66,714
Authorized for future grants	45,824
Stock purchase plans	3,301

115,839

6.    Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2005	2004	2003
Current:
Federal	$—	$(2,395)	$—
Foreign	3,023	490	194
State	(162)	129	293

Total current	2,861	(1,776)	487
Deferred:
Federal	—	—	(425)
State	—	—	(62)

Total deferred	—	—	(487)

	$2,861	$(1,776)	$—

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

	Fiscal Years Ended March 31,
	2005		2004		2003
	$	%	$	%	$	%
Tax at federal statutory rate	$(43,577)	35%	$(37,329)	35%	$(225,159)	35%
In-process research and development	3,099	(2)	5,635	(5)	—	—
Goodwill	—	—	—	—	63,052	(10)
Tax exempt interest	(594)	—	—	—	(192)	—
State taxes, net of federal benefit	(4,650)	4	(3,739)	4	(17,389)	3
Federal tax credits	(5,616)	5	(4,889)	5	(7,903)	1
State tax credits	(1,825)	2	(1,589)	1	(4,521)	1
State net operating loss carryforward change	—	—	—	—	(15,128)	2
Reduction in estimated state effective tax rate	—	—	—	—	(6,808)	1
Prior year accruals	—	—	(5,306)	5	—	—
Valuation allowance	50,807	(41)	47,734	(45)	211,688	(33)
Change in contingency reserve	1,924	(2)	(2,395)	2	—	—
Other	3,293	(3)	102	—	2,360	—

	2,861	(2)%	$(1,776)	2%	$—	—%

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	March 31,
	2005	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$300,872	$238,996	$196,314
Research and development credit carryforwards	101,582	90,713	74,905
Inventory write-downs and other reserves	39,306	40,182	31,952
Capitalization of inventory and research and development costs	27,229	30,061	22,192
Depreciation and amortization	722	1,629	257
Intangible assets	9,165	7,807	—
Other	5,173	2,544	1,955

Total deferred tax assets	484,049	411,932	327,575

Deferred tax liabilities:
Purchase accounting	(6,374)	(15,685)	(17,911)

Total deferred tax liabilities	(6,374)	(15,685)	(17,911)

Net deferred tax assets before valuation allowance	477,675	396,247	309,664
Valuation allowance	(477,675)	(396,247)	(309,664)

Net deferred tax assets after valuation allowance	$—	$—	$—

At March 31, 2005, the Company has federal and state research and development tax credit carryforwards of approximately $75.3 million and $40.4 million, respectively, which will begin to expire in fiscal 2010 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $818.9 million and $248.3 million, respectively, which will begin to expire in fiscal 2012 and fiscal 2006,

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. As a result, utilization of the portion of the Company’s carryforwards from acquired companies may be restricted.

The Company has established a valuation allowance against its net deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a full valuation allowance should be recorded in 2003, 2004 and 2005.

The tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2005 will be accounted for as follows: approximately $147.3 million will be recognized as a reduction of income tax expense, $261.2 million will be recognized as an increase in shareholders’ equity for certain tax deductions from employee stock options, and $69.2 million will be recognized as a reduction of goodwill.

7.    Goodwill and Purchased Intangible Asset Impairments:

The Company performed the annual impairment assessments of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142 in March 2005, 2004 and 2003. In accordance with SFAS 142, the Company compared the carrying value of each of its reporting units that existed at those times to their estimated fair values. In performing the tests in fiscal 2005, 2004 and 2003, the Company had three, two and two reporting units, respectively. The Company determined and identified those reporting units in accordance with SFAS 142.

The Company estimated the fair values of its reporting units using both the income approach valuation methodology that includes the discounted cash flow method and the market approach that includes utilizing certain market multiples to determine values. The discounted cash flows for each reporting unit were based on discrete five-year financial forecasts developed by management for planning purposes. Cash flows beyond the five year discrete forecast were estimated using a terminal value calculations. Future cash flows were discounted to present value using discount rates ranging from 15% to 17%, and terminal value growth rates ranging from 5% to 7.5%. Publicly available information regarding the market capitalization of the Company was also considered in assessing the reasonableness of the cumulative fair values of its reporting. Upon completion of the annual impairment test for fiscal 2005 the Company determined that no impairment was indicated as the estimated fair values of the three reporting units exceeded their respective carrying values.

In November 2004, following a workforce reduction and restructuring plan the Company determined that indicators of impairment existed for certain purchased intangible assets associated the JNI acquisition. In accordance with FAS 144, the Company performed an impairment analysis of the identified intangible assets. Based on this assessment, the Company recorded a charge of $27.3 million in December 2004 to write down the value of the identified intangible assets acquired in the JNI acquisition to zero. The Company also tested the goodwill associated with the related reporting unit for impairment in accordance with SFAS 142 in the third quarter. Upon completion of the impairment test for the related reporting unit consistent with the methodology used for the annual test the company determined that the estimated fair value of the reporting unit exceeded the carrying values at that time.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2003, upon the implementation of SFAS No. 142, the Company completed the initial goodwill impairment review and recorded a non-cash charge of approximately $102.2 million to reduce the carrying value of goodwill. This charge is reflected as the cumulative effect of an accounting change in the accompanying consolidated statement of operations for the year ended March 31, 2003. In performing this initial fair value analysis, it became evident, as a result of lower revenue forecasts, that certain other purchased intangible assets were also impaired. As a result, the Company performed an analysis of these assets as required under SFAS 144 and recorded non-cash charges of $187.9 million for the impairment of developed technology and $16.3 million as a result of the abandonment of the MMC Networks trademark. These charges are reflected as operating expenses in the consolidated statement of operations for the year ended March 31, 2003. During the first annual test under FAS 142 in fiscal 2003, the Company determined that goodwill was further impaired and recorded an additional $186.4 million impairment charge to reduce the carrying value of goodwill, which was reflected as a component of operating expenses in fiscal 2003. This impairment was a result of a decline in the Company’s estimated long-range net revenue, and particularly, the long-range revenue associated with the acquired businesses.

8.    Restructuring Charges

Over the last several years, the Company has undertaken significant restructuring activities in an effort to reduce operating costs. The Company has initiated several restructuring plans. A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2004	$66	$7,052	$—	$7,118
Charged to expense	4,369	499	4,187	9,055
Cash payments	(3,730)	(6,098)	—	(9,828)
Noncash charges	—	(26)	(4,187)	(4,213)
Adjustments to expense	(8)	575	—	567

Liability, March 31, 2005	$697	$2,002	$—	$2,699

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide detailed activity related to each of the restructuring plan activities during the year ended March 31, 2005 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
July 2001 Restructuring Program
Liability, March 31, 2004	$—	$68	$—	$68
Noncash charge	—	(26)	—	(26)
Adjustment	—	(42)	—	(42)

Liability, March 31, 2005	$—	$—	$—	$—

April 2003 Restructuring Program
Liability, March 31, 2004	$51	$5,639	$—	$5,690
Cash payments	2	(4,210)	—	(4,208)
Adjustments to expense	(53)	372	—	319

Liability, March 31, 2005	$—	$1,801	$—	$1,801

November 2003 Restructuring Program
Liability, March 31, 2004	$15	$1,345	$—	$1,360
Cash payments	(60)	(1,590)	—	(1,650)
Adjustment	45	245	—	290

Liability, March 31, 2005	$—	$—	$—	$—

November 2004 Restructuring Program
Liability, March 31, 2004	$—	$—	$—	$—
Charged to expense	4,369	499	4,187	9,055
Cash payments	(3,672)	(298)	—	(3,970)
Noncash charge	—	—	(4,187)	(4,187)

Liability, March 31, 2005	$697	$201	$—	$898

In July 2001, the Company announced the first of its restructuring programs. The July 2001 restructuring plan was in response to the sharp downturn in business at the end of the Company’s fiscal 2001 and included reducing the Company’s overall cost structure and aligning manufacturing capacity with the then current demand. The restructuring plan consisted of the elimination of approximately 50 employees, or 5% of the workforce, the consolidation of excess facilities and the write-off of certain property and equipment. As a result of the July 2001 restructuring, the Company recorded a charge of $11.6 million consisting of $900,000 for employee severances, $2.0 million of non-cancelable lease commitments, and $8.7 million for the disposal of excess manufacturing equipment, the abandonment of certain leasehold improvements, and the write off of software licenses.

During fiscal 2005, the Company has completed the restructuring activities contemplated by the July 2001 restructuring plan and no further payments or expenses are anticipated under this program.

In July 2002, the Company announced its second restructuring program, as a result of the prolonged downturn in the telecommunications industry. The July 2002 restructuring program consisted of the closure of the wafer manufacturing facility in San Diego and workforce reduction of approximately 165 employees or 25% of the workforce. During fiscal 2003, the company recognized a total charge of $7.0 million consisting of $4.0

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million for the estimated facility restoration costs and the severance packages for approximately 70 manufacturing employees, and of $3.0 million consisting of employee severances, related to the closure of a United States design center and the disposal of it’s related assets.

During the third quarter of fiscal 2004, the Company completed the activities contemplated by the July 2002 plan. As a result, the Company recorded an adjustment to the restructuring liability for the excess accrued severance and facilities restoration costs, and recognized a restructuring benefit of approximately $537,000. The Company does not expect any future charges or benefits related to the closure of the wafer manufacturing facility.

In April 2003, the Company announced its third restructuring program. As the downturn in the telecommunications industry continued, it became evident that further cost reductions were necessary. The April 2003 restructuring program consisted of a workforce reduction of 185 employees, further consolidation of excess facilities and additional fixed asset disposals. In June 2002, the FASB issued SFAS 146 requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, approximately $281,000 was charged for severance packages communicated to employees in March 2003. The remaining restructuring costs of $23.5 million were recognized in the first quarter of fiscal 2004 and consisted of approximately $5.4 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write off of leasehold improvements and property and equipment.

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

In November 2003, the Company implemented a fourth workforce reduction and restructuring. The November 2003 workforce reduction was implemented as a means to achieve certain cost savings anticipated in connection with the fiscal 2004 acquisitions. The restructuring consisted of the elimination of approximately 50 employees and the abandonment of certain leased property. As a result of the November 2003 restructuring, the Company recorded a charge of approximately $2.8 million, consisting of $1.2 million for employee severance and $1.6 million for excess facilities costs. During fiscal 2004, the Company has completed the restructuring activities contemplated by the November 2003 workforce reduction program and no further payments or expenses are anticipated under this program.

In November 2004, the Company implemented a fifth workforce reduction and realignment. The November 2004 workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring its operations, consolidating its facilities and reducing its workforce. The restructuring consisted of the elimination of approximately 150 employees, or 20 percent of its workforce, the closure of its Israel facility and consolidating other locations. As a result of the November 2004 restructuring, the Company recorded a charge of approximately $9.1 million, consisting of $4.4 million for employee severances, $4.2 million for property and equipment write-offs, and $500,000 for the closure of its Israel facility and abandonment of certain leased property.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through fiscal 2013. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also leases certain engineering design software tools under non-cancelable operating leases expiring through fiscal 2005.

Annual future minimum payments as of March 31, 2005, are as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases	Capital Leases
2006	$11,941	$34
2007	4,425	—
2008	2,899	—
2009	1,972	—
2010	1,895	—
Thereafter	1,553	—

Total minimum lease payments	$24,685	34

Less amount representing interest		—

Present value of remaining minimum capital lease payments – current portion		$34

Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 2005, 2004, and 2003 was $5.7 million, $5.7 million, and $7.8 million, respectively.

10.    Employee Retirement Plan

Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the board of directors. Employer contributions vest to participants at a rate of 33% per year of service. The total contributions under the plan charged to operations totaled $1.2 million, $1.0 million, and $1.4 million for the years ended March 31, 2005, 2004 and 2003, respectively.

11.    Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2005 were as follows:

	2005	2004	2003
Harris Corporation	*	*	18%
Sanmina—SCI	*	11%	*
Insight Electronics	14%	14%	*

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2005 were as follows:

	2005	2004	2003
Harris Corporation	*	*	18%
Nortel Networks Corporation	11%	17%	14%

*	Less than 10% of total net revenues for period indicated.

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2005	2004	2003
United States of America	$121,527	$70,617	$59,868
Other North America	21,003	8,042	6,165
Europe and Israel	50,124	18,695	11,318
Asia	59,748	33,823	24,240
Other	1,354	—	—

	$253,756	$131,177	$101,591

12.    Contingencies

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

In April 2001, a series of similar federal complaints were filed against the Company and certain of its executive officers and directors. The complaints were consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01–CV–0649–K(AB). The consolidated federal complaint alleged violations of the Securities Exchange Act of 1934 and was brought as a shareholder class action under Exchange Act Sections 10(b), 20(a), 20A and Rule 10b-5. In January 2005, the parties entered into a Memorandum of Understanding pursuant to which the Company agreed to pay $60 million to settle the litigation. In April 2005, the Company and its insurers funded the settlement fund following the court’s preliminary approval of the settlement. Of the total amount, the Company’s insurers paid approximately $31 million. The settlement is subject to final court approval, which the Company does not expect to occur before June 2005.

In May 2001, a series of similar state derivative actions were filed against the Company’s directors and certain executive officers. The state complaints were coordinated and assigned to the Superior Court of the State of California in the County of San Diego. Applied Micro Circuits Shareholders Cases, case no. JCCP No. 4193. The consolidated state complaint alleged overstatement of the Company’s financial prospects, mismanagement, inflation of stock value and sale of stock at inflated prices for personal gain during the period from November 2000 through February 2001. In July 2004, the court approved a settlement of the derivative actions, which

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

became effective in August 2004. As part of the settlement, the defendants expressly denied any wrongdoing or liability related to the allegations made in the derivative actions, and the settlement did not result in the payment of any monetary damages. Pursuant to the settlement, the Company agreed to pay the plaintiffs’ attorneys’ fees and costs and to implement certain corporate governance changes, including the election of two new directors and the separation of the positions of Chairman of the Board and Chief Executive Officer. Costs of the settlement have been paid by the Company’s insurance carriers.

In September 2003, Silvaco Data Systems filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation, case no. 103cv005696. In its complaint, Silvaco claims that the Company misappropriated trade secrets and engaged in unfair business practices by using software licensed to the Company by Circuit Symantics, Inc. The Company filed an answer denying Silvaco’s allegations and obtained a stay of the lawsuit pending arbitration of terms of a settlement agreement between Circuit Symantics and Silvaco. The arbitration has concluded, and the stay has been lifted. The court has not set a trial date. The Company believes that the allegations in this lawsuit are without merit and intends to defend against the lawsuit vigorously.

In April 2005, Cicada Semiconductor Corporation, a Delaware corporation and now a wholly owned subsidiary of Vitesse Semiconductor Corporation, filed a complaint against the Company and other unknown defendants in the Superior Court of the State of California in the County of San Diego. Cicada Semiconductor Corporation v. Applied Micro Circuits Corporation, case no. GIC 845887. In its complaint, Cicada alleges that the Company breached a contract to purchase assets from Cicada by failing to make installment payments due under the contract. Cicada seeks $2 million in damages plus interest and its attorneys’ fees and costs. The Company is actively involved in settlement negotiations regarding the matter.

Several litigation matters are discussed below involving JNI Corporation, which became a wholly owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead case no. 01 cv 0557 J (NLS). The first consolidated and amended complaint contained allegations that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about JNI’s business and operating results in violation of the Securities Exchange Act of 1934, and also included allegations that defendants made false statements in JNI’s public offering of common stock in October 2000. In March 2003, the Court dismissed the action with prejudice. In April 2004, plaintiffs filed a notice of appeal. The appeal has been fully briefed. The date for oral argument has yet to be set by the Court of Appeals.

In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal has been filed by the defendants on the grounds that the plaintiffs have lost standing because they no longer own JNI shares. The court has stated

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that it will rule on the motion to dismiss the appeal when it rules on the merits of the appeal. Plaintiff’s opening brief on the merits was filed in January 2005. The respondents’ brief was filed on March 1, 2005. Plaintiff’s reply merits briefs were filed on April 25, 2005. The court has not set a date to hear oral arguments on the appeal.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act of 1934 in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this court that have come to be known as the “IPO laddering cases.” In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the issuer defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. The Court has granted its preliminary approval of settlement subject to defendants’ agreement to modify certain provisions of the settlement agreements regarding contractual indemnification. JNI has accepted the Court’s proposed modifications. The court has set a hearing for final approval of the settlement for January 9, 2006.

The Company cannot predict the likely outcome of these lawsuits, and an adverse result in any of these lawsuits could have a material adverse effect on the Company.

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

From time to time the Company chartered an aircraft for business travel from an aircraft charter company, which managed an aircraft owned by a company that AMCC’s former chief executive officer controlled. The Company expensed a total of $(115,000), $800,000, and $800,000 for such charters during the years ended March 31, 2005, 2004 and 2003, respectively. These amounts were within the limits on such expenses approved by the board of directors.

14.    Subsequent Events

On April 1, 2005, the Company paid approximately $29 million, net of its insurers coverage to fund the settlement of the shareholder litigation. See Note 12 Contingencies.

On April 29, 2005, the Company negotiated an assignment of the excess lease liability assumed in the JNI acquisition. As a result of this assignment, the Company reduced the estimated excess lease liability by $3.6 million with the offsetting amount reflected as a reduction to goodwill. This adjustment is reflected in the consolidated balance sheet at March 31, 2005.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Quarterly Information (unaudited)

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

	Fiscal Year 2005				Fiscal Year 2004
	Q1(1)	Q2(2)	Q3(2)	Q4(4)	Q1(5)	Q2(6)	Q3(7)	Q4(8)
	(in thousands, except per share data)
Net revenues	$67,402	$61,069	$61,081	$64,204	$20,515	$25,119	$38,189	$47,354
Cost of revenues	31,492	31,529	30,159	30,073	9,783	9,485	17,471	20,862

Gross profit	35,910	29,540	30,922	34,131	10,732	15,634	20,718	26,492
Total operating expenses	62,680	52,389	115,068	43,577	75,519	47,461	62,651	37,945

Operating loss	(26,770)	(22,849)	(84,146)	(9,446)	(64,787)	(31,827)	(41,933)	(11,453)
Interest and other income	5,281	4,530	4,780	4,108	11,395	8,919	15,493	7,540

Loss before income taxes	(21,489)	(18,319)	(79,366)	(5,338)	(53,392)	(22,908)	(26,440)	(3,913)
Income tax expense (benefit)	335	—	2,526	—	—	—	—	(1,776)

Net loss	$(21,824)	$(18,319)	$(81,892)	$(5,338)	$(53,392)	$(22,908)	$(26,440)	$(2,137)

Diluted loss per share	$(0.07)	$(0.06)	$(0.27)	$(0.02)	$(0.18)	$(0.08)	$(0.09)	$(0.01)

Shares used in calculating diluted loss per share	311,519	310,128	307,729	308,448	303,801	305,195	306,823	310,083

(1)	The consolidated operating results for the first quarter of fiscal 2005 include a $13.4 million charge for in-process research and development expenses related to the purchases of 3ware, Inc. and Embedded Product Businesses.
(2)	The consolidated operating results for the second quarter of fiscal 2005 includes a $0.3 million restructuring charge.
(3)	The consolidated operating results for the third quarter of fiscal 2005 include a $27.3 million charge for purchase intangible assets impairments, $8.1 million restructuring charge, and a $28.9 million charge for the settlement of litigation.
(4)	The consolidated operating results for the fourth quarter of fiscal 2005 include a $1.2 million restructuring charge and a $0.4 million charge for the settlement of litigation.
(5)	The consolidated operating results for the first quarter of fiscal 2004 include a $23.5 million restructuring charge.
(6)	The consolidated operating results for the second quarter of fiscal 2004 include a $5.7 million charge for in-process research and development expenses related to the purchase of the PRS business.
(7)	The consolidated operating results for the third quarter of fiscal 2004 include a $16.1 million charge for in-process research and development expenses related to the purchase of JNI Corporation, a $7.6 million gain on the sale of real estate, a $861,000 gain on strategic investments, and a $200,000 restructuring benefit.
(8)	The consolidated operating results for the fourth quarter of fiscal 2004 include a $973,000 restructuring benefit.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance At End Of Period
Year ended March 31, 2005:
Allowance for doubtful accounts	$1,710	$—	$74	(2)	$		$1,784

Year ended March 31, 2004:
Allowance for doubtful accounts	$1,330	$—	$392	(1)		$12	$1,710

Year ended March 31, 2003:
Allowance for doubtful accounts	$5,357	$—	$—			$4,027	$1,330

(1)	Assumed through purchase acquisitions.
(2)	Recovery of amounts written off.