Form 10-Q
period 2005-06-30
APPLIED MICRO CIRCUITS CORP
filed 2005-08-03
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended June 30, 2005

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

As of July 18, 2005, 305,471,292 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2005	March 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,046	$75,396
Short-term investments-available-for-sale	346,325	347,996
Accounts receivable, net	23,694	28,601
Inventories	16,399	18,014
Other current assets	15,585	51,448

Total current assets	435,049	521,455
Property and equipment, net	44,668	44,461
Goodwill and purchased intangibles, net	528,051	534,514
Other assets	2,071	1,965

Total assets	$1,009,839	$1,102,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,747	$24,016
Accrued payroll and related expenses	9,944	10,101
Other accrued liabilities	20,466	87,107
Deferred revenue	3,281	3,939
Current portion of long-term debt and capital lease obligations	7	34

Total current liabilities	53,445	125,197
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 630,000 at June 30, 2005
Issued and outstanding shares - 305,402 at June 30, 2005 and 308,328 at March 31, 2005	3,054	3,083
Additional paid-in capital	5,918,110	5,939,640
Deferred compensation, net	(7,507)	(9,101)
Accumulated other comprehensive income or loss	(3,502)	(6,867)
Accumulated deficit	(4,953,761)	(4,949,557)

Total stockholders’ equity	956,394	977,198

Total liabilities and stockholders’ equity	$1,009,839	$1,102,395

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2005	2004
Net revenues	$64,673	$67,402
Cost of revenues (1)	30,833	31,492

Gross profit	33,840	35,910
Operating expenses:
Research and development	22,974	30,990
Selling, general and administrative	15,550	14,378
Stock-based compensation:
Research and development	696	1,032
Selling, general and administrative	785	1,323
Acquired in-process research and development	—	13,400
Amortization of purchased intangibles	1,267	1,557

Total operating expenses	41,272	62,680

Operating loss	(7,432)	(26,770)
Interest income, net	3,589	5,281
Other income (expense), net	(185)	—

Loss before income taxes	(4,028)	(21,489)
Income tax expense	176	335

Net loss	$(4,204)	$(21,824)

Basic and diluted net loss per share:

Net loss per share	$(0.01)	$(0.07)

Shares used in calculating basic and diluted net loss per share	306,327	311,519

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$26	$155
Amortization of developed technology	5,196	5,601
Amortization of purchased inventory fair value adjustment	—	1,101

	$5,222	$6,857

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2005	2004
Operating activities:
Net loss	$(4,204)	$(21,824)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	3,672	4,829
Amortization of purchased intangibles	6,463	7,158
Acquired in-process research and development	—	13,400
Stock-based compensation expense	1,507	2,510
Net gains on disposals of property and equipment	(4)	—
Changes in operating assets and liabilities:
Accounts receivables	4,907	(9,866)
Inventories	1,615	(635)
Other assets	35,757	1,533
Accounts payable	(4,269)	4,742
Accrued payroll and other accrued liabilities	(66,798)	1,261
Deferred revenue	(658)	(750)

Net cash provided by (used for) operating activities	(22,012)	2,358

Investing activities:
Proceeds from sales and maturities of short-term investments	438,359	1,523,317
Purchases of short-term investments	(433,116)	(1,412,328)
Purchase of property, equipment and other assets	(3,936)	(7,563)
Proceeds from sale of property	61	—
Net cash paid for acquisitions	—	(366,895)

Net cash provided by (used for) investing activities	1,368	(263,469)

Financing activities:
Proceeds from issuance of common stock	28	965
Structured stock repurchases, net	(21,500)	—
Payments on capital lease obligations	(27)	(70)
Other	(207)	(62)

Net cash provided by (used for) financing activities	(21,706)	833

Net decrease in cash and cash equivalents	(42,350)	(260,278)
Cash and cash equivalents at beginning of period	75,396	329,162

Cash and cash equivalents at end of period	$33,046	$68,884

Supplementary cash flow disclosure:
Cash paid for:
Interest	$19	$22

Income taxes	$149	$209

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2005.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and impairments of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects our income tax expense and benefit. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options		Employee Stock Purchase Plan
	Three Months Ended June 30,		Three Months Ended June 30,
	2005	2004	2005	2004
Expected life (years)	4.0	4.0	1.4	1.7
Volatility	0.56	0.96	0.72	1.03
Risk-free interest rate	3.8%	3.8%	2.5%	1.6%
Dividend yield	0%	0%	0%	0%
Weighted average fair value per share	$1.36	$3.52	$1.68	$2.57

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information under SFAS 123 and SFAS 148 was as follows:

	Three Months Ended June 30,
	2005	2004
Net loss—as reported	$(4,204)	$(21,824)
Plus: Reported stock-based compensation	1,507	2,510
Less: Fair value stock-based compensation	(11,184)	$(32,812)

Net loss—pro forma	$(13,881)	$(52,126)

Reported basic and diluted net loss per share	$(0.01)	$(0.07)

Pro forma basic and diluted net loss per share	$(0.05)	$(0.17)

The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and SAB No. 107, Share-Based Payment, in the three months ended June 30, 2005 the Company refined its volatility assumption from 0.60% to 0.56% based on historical data over the estimated life of the options. The Company believes that its current assumptions generate a more representative estimate of fair value.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123R, which is a revision of SFAS 123. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123R supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. The Company will be required to adopt SFAS 123R in the first quarter of fiscal 2007. SFAS 123R allows for either prospective recognition of compensation expense or retroactive recognition, which may date back to the original issuance of SFAS 123 or only to interim periods in the year of adoption. The Company is currently evaluating these transition methods.

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

Derivative Financial Instruments

The Company uses foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the US dollar. The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. At June 30, 2005, the Company had foreign exchange contracts with a notional value of $4.3 million outstanding. The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings. Ineffectiveness between the change in fair value of the derivatives and the change in fair value of hedged items was immaterial for the three months ended June 30, 2005. At June 30, 2005 net unrealized losses of $349,000 were recorded in accumulated other comprehensive income associated with cash flow hedging transactions.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	June 30, 2005	March 31, 2005
Accounts receivable	$25,478	$30,385
Less: allowance for bad debts	(1,784)	(1,784)

	$23,694	$28,601

Inventories (in thousands):

	June 30, 2005	March 31, 2005
Finished goods	$9,192	$9,754
Work in process	5,863	7,095
Raw materials	1,344	1,165

	$16,399	$18,014

Other current assets (in thousands):

	June 30, 2005	March 31, 2005
Litigation insurance receivable	$—	$32,947
Deposits	1,760	2,366
Prepaid expenses	11,493	13,689
Other	2,332	2,446

	$15,585	$51,448

Property and equipment (in thousands):

	Useful Life	June 30, 2005	March 31, 2005
	(in years)
Machinery and equipment	5-7	$41,067	$42,906
Leasehold improvements	1-10	14,982	11,676
Computers, office furniture and equipment	3-7	80,287	80,353
Buildings	31.5	5,953	5,860
Land	N/A	12,202	12,202

		154,491	152,997
Less accumulated depreciation and amortization		(109,823)	(108,536)

		$44,668	$44,461

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	June 30, 2005			March 31, 2005
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,401,662	$(3,974,186)	$427,476	$4,401,662	$(3,974,186)	$427,476
Developed technology	413,500	(336,227)	77,273	413,500	(331,031)	82,469
Backlog/customer relationships	3,600	(3,450)	150	3,600	(3,282)	318
Patents/core technology rights/tradename	59,200	(36,048)	23,152	59,200	(34,949)	24,251

	$4,877,962	$(4,349,911)	$528,051	$4,877,962	$(4,343,448)	$534,514

As of June 30, 2005, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal year 2006	$12,448	$3,321	$15,769
Fiscal year 2007	14,500	4,430	18,930
Fiscal year 2008	14,500	4,430	18,930
Fiscal year 2009	13,950	4,429	18,379
Fiscal year 2010	10,500	3,169	13,669
Thereafter	11,375	3,523	14,898

Total	$77,273	$23,302	$100,575

Other accrued liabilities (in thousands):

	June 30, 2005	March 31, 2005
Accrued warranty and excess purchase commitments	$6,253	$6,828
Current tax liabilities	2,724	2,697
Restructuring liabilities	2,104	2,699
Excess lease liability	63	4,769
Litigation settlement liability	—	60,000
Other	9,322	10,114

	$20,466	$87,107

Interest income, net (in thousands):

	Three Months Ended June 30,
	2005	2004
Interest income	$3,962	$4,189
Net realized gains (losses) from short-term investments	(354)	1,114
Interest expense	(19)	(22)

	$3,589	$5,281

Other income (expense), net (in thousands):

	Three Months Ended June 30,
	2005	2004
Net gains on disposals of property and equipment	$4	$—
Foreign currency loss	(189)	—

	$(185)	$—

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

	Three Months Ended June 30,
	2005	2004
Net loss	$(4,204)	$(21,824)

Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	306,327	311,519
Less: Unvested common shares outstanding	—	—

Shares used in basic and diluted net loss per share computation	306,327	311,519

Basic and diluted net loss per share	$(0.01)	$(0.07)

Because the Company incurred losses for the three months ended June 30, 2005 and 2004, the effect of dilutive securities totaling 1.0 million and 6.8 million equivalent shares for the three months ended June 30, 2005 and 2004, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

3. RESTRUCTURING CHARGES

Over the last several years, the Company has undertaken significant restructuring activities in an effort to reduce operating costs. The Company had initiated several restructuring plans. A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Total
Liability, March 31, 2005	$697	$2,002	$2,699
Cash payments	(299)	(296)	(595)

Liability, June 30, 2005	$398	$1,706	$2,104

The following tables provide detailed activity related to the two most recent restructuring plan activities during the three months ended June 30, 2005 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Total
April 2003 Restructuring Program
Liability, March 31, 2005	$—	$1,801	$1,801
Cash payments	—	(293)	(293)

Liability, June 30, 2005	$—	$1,508	$1,508

November 2004 Restructuring Program
Liability, March 31, 2005	$697	$201	$898
Cash payments	(299)	(3)	(302)

Liability, June 30, 2005	$398	$198	$596

In April 2003, the Company announced a restructuring program. The April 2003 restructuring program consisted of a workforce reduction of 185 employees, consolidation of excess facilities and fixed asset disposals. In June 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities”, requiring that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Accordingly, approximately $281,000 was charged for severance packages communicated to employees in March 2003. The remaining restructuring costs of $23.5 million were recognized in the first quarter of fiscal 2004 and consisted of approximately $5.4 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit, in November 2003, related to the reoccupation of a portion of the 58,000 square foot building in San Diego and an adjustment for overestimated severance to be paid.

In November 2004, the Company implemented another workforce reduction and realignment. The November 2004 workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring its operations, consolidating its facilities and reducing its workforce. The restructuring consisted of the elimination of approximately 150 employees, or 20 percent of the workforce, the closure of the Israel facility and consolidating other locations. As a result of the November 2004 restructuring, the Company recorded a charge of approximately $9.1 million, consisting of $4.4 million for employee severances, $4.2 million for property and equipment write-offs, and $500,000 for the closure of the Israel facility and abandonment of certain leased property.

4. COMPREHENSIVE INCOME OR LOSS

The components of comprehensive income or loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,
	2005	2004
Net loss	$(4,204)	$(21,824)
Change in net unrealized gain (loss) on short-term investments	3,572	(14,522)
Foreign currency translation adjustment	(207)	(62)

Comprehensive loss	$(839)	$(36,408)

5. STOCKHOLDERS’ EQUITY

On August 12, 2004, the Company’s board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. The Company has utilized structured stock repurchase agreements to buy back shares. These structured agreements are settled in cash or stock depending on the closing market price of the Company’s common stock on the expiration date of the agreements. Upon expiration of each agreement, if the closing market price of the Company’s common stock was at or above the pre-determined price, the Company will have its investment returned with a premium. If the closing market price was below the pre-determined price, the Company will receive a predetermined number of its shares. Any cash received, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

During fiscal 2005, the Company repurchased 7.9 million shares of its common stock for approximately $24.4 million on the open market or through structured stock repurchase agreements. These shares were retired upon delivery to the company. At March 31, 2005, the Company had four open structured stock repurchase agreements which were settled during the three months ended June 30, 2005. Under these agreements, the Company received approximately 3.0 million shares of its common stock at an effective purchase price of $3.22 per share. In addition, during the three months ended June 30, 2005, the Company entered into five structured stock repurchase agreements totaling $21.5 million that have varying maturities through September 2005. Under these agreements, the Company will receive up to $23.3 million of cash, or the delivery of up to 8.0 million shares of its common stock, or a combination of cash and shares.

6. CONTINGENCIES

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

In April 2001, a series of similar federal complaints were filed against the Company and certain of its executive officers and directors. The complaints were consolidated into a single proceeding in the U.S. District Court for the Southern District of California. In re Applied Micro Circuits Corp. Securities Litigation, lead case number 01-CV-0649-K(AB). The consolidated federal complaint alleged violations of the Securities Exchange Act of 1934 and was brought as a shareholder class action. In January 2005, the parties entered into a Memorandum of Understanding pursuant to which the Company agreed to pay $60 million to settle the litigation. In April 2005, the Company and its insurers funded the settlement fund following the court’s preliminary approval of the settlement. Of the total amount, the Company’s insurers paid approximately $31 million. The settlement received final court approval in June 2005, and the litigation has been dismissed with prejudice.

In September 2003, Silvaco Data Systems filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara. Silvaco Data Systems v. Applied Micro Circuits Corporation, case no. 103cv005696. In its complaint, Silvaco claims that the Company misappropriated trade secrets and engaged in unfair business practices by using software licensed to the Company by Circuit Symantics, Inc. The Company filed an answer denying Silvaco’s allegations. The court has not set a trial date. The Company believes that the allegations in this lawsuit are without merit and intends to defend against the lawsuit vigorously.

In April 2005, Cicada Semiconductor Corporation, a Delaware corporation and now a wholly owned subsidiary of Vitesse Semiconductor Corporation, filed a complaint against the Company and other unknown defendants in the Superior Court of the State of California in the County of San Diego. Cicada Semiconductor Corporation v. Applied Micro Circuits Corporation, case no. GIC 845887. In its complaint, Cicada alleges that the Company breached a contract to purchase assets from Cicada by failing to make installment payments due under the contract. Cicada’s complaint seeks $2 million in damages plus interest and its attorneys’ fees and costs. In June 2005, the Company filed a cross-complaint against both Cicada and Vitesse. The cross-complaint states claims for breach of contract, breach of the implied covenant of good faith and fair dealing and rescission against Cicada, based on allegations that Cicada failed to perform its obligations under the contract and further breached the contract by assigning its rights and obligations under the contract to Vitesse. The cross-complaint states claims for intentional interference with contract and breach of contract against Vitesse based on allegations that Vitesse interfered with the Company’s contract with Cicada and, separately, failed to pay for certain products ordered from and delivered by the Company. Preliminary settlement negotiations were unsuccessful. No trial date has been set.

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

In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In January 2004, plaintiffs filed a notice of appeal. A motion to dismiss the appeal has been filed by the defendants on the grounds that the plaintiffs have lost standing because they no longer own JNI shares. The court has stated that it will rule on the motion to dismiss the appeal when it rules on the merits of the appeal. Plaintiff’s opening brief on the merits was filed in January 2005. The respondents’ brief was filed in March 2005. Plaintiff’s reply merits briefs were filed in April 2005. The court has not set a date to hear oral arguments on the appeal.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act of 1934 in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this court that have come to be known as the “IPO laddering cases.” In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the issuer defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. The Court has granted its preliminary approval of settlement subject to defendants’ agreement to modify certain provisions of the settlement agreements regarding contractual indemnification. JNI has accepted the Court’s proposed modifications. The court has set a hearing for final approval of the settlement for January 2006.

The Company cannot predict the likely outcome of these lawsuits, and an adverse result in any of these lawsuits could have a material adverse effect on the Company.

The Company is also party to various claims and legal actions arising in the normal course of business, including employee disputes and notification of possible infringement on the intellectual property rights of third parties.

7. RELATED PARTY TRANSACTIONS

From time to time the Company chartered an aircraft for business travel from an aircraft charter company, which managed an aircraft owned by a company that AMCC’s former chief executive officer controlled. The Company expensed a total of $0 and $200,000 for such charters during the three months ended June 30, 2005 and June 30, 2004, respectively. These amounts were within the limits on such expenses approved by the board of directors. The board of directors has discontinued this practice.

8. SUBSEQUENT EVENT

On July 27, 2005, AMCC announced plans to restructure and reorganize its operations. The plan includes reducing approximately 5% of the current headcount by eliminating job redundancies. The Company expects to incur a charge of approximately $2 million to $3 million in the second quarter of fiscal 2006 and anticipates that the restructuring plan will reduce ongoing operating expenses by approximately $1 million per quarter commencing in the third quarter of fiscal 2006.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2005 and 2004. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This section should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended March 31, 2005. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in the “Risk Factors” section of MD&A. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC in which we report our financial condition and results for the quarter and fiscal year-to-date. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

Overview

AMCC provides semiconductor and board level products that are the essential building blocks for the processing, moving and storing of information worldwide. The company blends systems and software expertise with high-performance, high-bandwidth silicon integration to deliver silicon, hardware and software solutions for global wide area networks (WAN), embedded applications such as PowerPC and programmable system on a chip architectures, storage area networks (SAN), and high-growth storage markets such as Serial ATA (SATA) RAID. AMCC’s corporate headquarters are located in San Diego, California. Sales and engineering offices are located throughout the world.

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

We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 requires that goodwill be tested for impairment at the reporting unit level on an annual basis or more frequently if we believe indicators of impairment exist. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is reasonably possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three months ended June 30, 2005 were approximately $64.7 million, representing a decrease of 4.0% from the net revenues of approximately $67.4 million for the three months ended June 30, 2004. The decrease in total net revenues was primarily attributable to decreases in our communications products and other revenues, offset by increases in our storage and embedded products revenues. See the following table (dollars in thousands):

	Three Months Ended June 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$34,053	52.7%	$36,377	54.0%	$(2,324)	(6.4)%
Storage	13,383	20.7%	13,222	19.6%	161	1.2%
Embedded Products	15,213	23.5%	13,893	20.6%	1,320	9.5%
Other	2,024	3.1%	3,910	5.8%	(1,886)	(48.2)%

	$64,673	100.0%	$67,402	100.0%	$(2,729)	(4.0)%

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,
	2005	2004
Insight Electronics	13%	18%

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in the three months ended June 30, 2005 and 2004 were as follows:

	Three Months Ended June 30,
	2005	2004
Nortel Networks Corporation	12%	10%

Revenues based on direct shipments outside the United States of America accounted for 52% of net revenues for the three months ended June 30, 2005, compared to 50% for the three months ended June 30, 2004.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2005 and June 30, 2004 (dollars in thousands):

	Three Months Ended June 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Net revenues	$64,673	100.0%	$67,402	100.0%	$(2,729)	(4.0)%
Cost of revenues	30,833	47.7%	31,492	46.7%	(659)	(2.1)%

Gross profit	$33,840	52.3%	$35,910	53.3%	$(2,070)	(5.8)%

The decrease in gross profit for the three months ended June 20, 2005 was primarily attributable to the decrease in net revenues as well as an unfavorable change in the mix of our products sold, offset by a decrease of $1.5 million of amortization in purchased intangibles included in our cost of revenues.

The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2005 was $5.2 million, compared to $6.7 million for the three months ended June 30, 2004. Based on the amount of capitalized purchased intangible assets on the balance sheet as of June 30, 2005, we expect amortization expense for purchased intangibles charged to cost of revenues to be $12.4 million in fiscal 2006, $14.5 million in fiscal 2007, and $50.4 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three months ended June 30, 2005 and June 30, 2004 (dollars in thousands):

	Three Months Ended June 30,				Increase (Decrease)	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$22,974	35.5%	$30,990	46.0%	$(8,016)	(25.9)%
Selling, general and administrative	$15,550	24.0%	$14,378	21.3%	$1,172	8.2%

Research and Development. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expenses of 25.9% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, was primarily due to lower payroll and related benefits expense of $4.7 million resulting from our workforce reductions and lower design costs, software and equipment depreciation costs, and subcontracting costs of approximately $3.3 million, resulting from our restructuring initiatives. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications, storage and embedded products. Currently, R&D expenses are focused on the development of communications, storage, and embedded products and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Since the start of fiscal 2003, we have invested a total of approximately $386.1 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications, storage and embedded products. For most products developed by us, due to their complexity and the complexity of our customers’ equipment, it often takes several years to complete development and qualification. We have not yet generated significant revenues from many of these new products for two additional reasons. First, the downturn in the telecommunications market severely impacted our customers and resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced. Second, as a result of restructuring activities, we have discontinued development of several new products and slowed down development of other new products as we realized that demand for these products would not materialize as originally anticipated.

Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 8.2% for the three months ended June 30, 2005 compared to the three months ended June 30, 2004, was primarily due to higher personnel-related expense of approximately $1.3 million. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for the three months ended June 30, 2005 and June 30, 2004, all of which were excluded from those operating expenses (dollars in thousands):

	Three Months Ended June 30,				Decrease	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$696	1.1%	$1,032	1.5%	$(336)	(32.6)%
Selling, general and administrative	785	1.2%	1,323	2.0%	(538)	(40.7)%

	$1,481	2.3%	$2,355	3.5%	$(874)	(37.1)%

Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Stock-based compensation charges, including amounts charged to cost of revenues, were $1.5 million for the three months ended June 30, 2005, compared to $2.5 million for the three months ended June 30, 2004. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $6.0 million in fiscal 2006, $2.9 million in fiscal 2007, and $200,000 in fiscal 2008. These charges could be reduced as a result of employee turnover. Acquisitions of businesses may result in substantial additional on-going costs. Such charges may cause fluctuations in our interim or annual operating results.

Acquired In-process Research and Development. For the three months ended June 30, 2004, we recorded $13.4 million of IPR&D resulting from the acquisition of 3ware and the Embedded Products Business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the 3ware acquisition was made up of two projects that were 42% and 25% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $3.0 million, and the discount rate applied to calculate the IPR&D charge was 30% and 35%, respectively. The IPR&D charge related to the Embedded Products Business acquisition was made up of three projects, which were between 42% and 69% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $9.1 million. The discount rate applied to calculate the IPR&D charge ranged from 25% to 30%. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our interim or annual operating results.

Interest and Other Income (Expense), net. The following table presents interest and other income (expense), net for the three months ended June 30, 2005 and June 30, 2004 (dollars in thousands):

	Three Months Ended June 30,				Increase (Decrease)	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income, net	$3,589	5.5%	$5,281	7.8%	$(1,692)	(32.0)%
Other income (expense), net	$(185)	(0.3)%	$—	0.0%	$185	—

Net Interest Income. Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease for the three months ended June 30, 2005 is primarily due to lower coupon interest from lower cash and short-term investment balances as well as increased net realized losses on the sales of short-term investments.

Other Income (Expense), net. Other income (expense) for the three months ended June 30, 2005 includes realized losses on foreign currency hedges and net gains on disposals of property and equipment.

Income Taxes. The following table presents our income tax expense for the three months ended June 30, 2005 and June 30, 2004 (dollars in thousands):

	Three Months Ended June 30,				Decrease	Change
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue
Income tax expense	$176	0.3%	$335	0.5%	(159)	(47.5)%

The federal statutory income tax rate was 35% for the three months ended June 30, 2005 and June 30, 2004. Our income tax expense in 2005 and 2004 primarily reflects estimated foreign taxes and alternative minimum taxes.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2005, our principal source of liquidity consisted of $379.4 million in cash, cash equivalents and short-term investments. Working capital as of June 30, 2005 was $381.6 million. Total cash, cash equivalents, and short-term investments decreased by $44.0 million during the three months ended June 30, 2005 primarily as a result of the use of $21.5 million to fund our structured stock repurchase program, $4.0 million to purchase property, equipment and other assets, and $22.0 million to fund our operating activities. At June 30, 2005, we had contractual obligations not included on our balance sheet totaling $42.7 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the three months ended June 30, 2005, we used $22.0 million of cash for our operations compared to generating $2.4 million from our operations in the three months ended June 30, 2004. Our net loss of $4.2 million for the three months ended June 30, 2005 included $11.6 million of non-cash charges such as $3.7 million of depreciation, $6.4 million of amortization of purchased intangibles, and $1.5 million of stock-based compensation charges. Included in the operating cash flows for the three months ended June 30, 2005 was the payment of $29.3 million for the settlement of the shareholder litigation in April 2005. The remaining change in operating cash flows for the three months ended June 30, 2005 primarily reflected decreases in our accounts receivable, inventory, and other assets, which were offset by decreases in accounts payable, accrued payroll and other accrued liabilities, and deferred revenue. Net cash provided by operations for the three months ended June 30, 2004 primarily reflected our operating results before non-cash charges, as well as an increase in accounts receivable, as a result of higher net revenues, offset by an increase in accounts payable as a result of higher overall spending and inventory purchases.

We generated $1.4 million of cash from investing activities during the three months ended June 30, 2005, compared to using $263.5 million during the three months ended June 30, 2004. The inflow of cash for the three months ended June 30, 2005 primarily reflected proceeds from sales and maturities of short-term investments, offset by purchases of property, equipment and other assets. The use of cash for the three months ended June 30, 2004 primarily reflected the net cash paid for acquisitions and the purchase of land and a building in Andover, Massachusetts, offset by proceeds from the sale of short-term investments.

We used $21.7 million of cash for the three months ended June 30, 2005 for financing activities compared to generating $833,000 for the three months ended June 30, 2004. The major financing use of cash was in funding our structured stock repurchase agreements. The major financing source of cash for the three months ended June 30, 2004 was related to sales of common stock through the exercise of employee stock options.

At March 31, 2005, we had four open structured stock repurchase agreements which matured during the three months ended June 30, 2005. Upon maturity of these agreements, we received approximately 3.0 million shares of our common stock at an effective purchase price of $3.22.

In addition, during the three months ended June 30, 2005, we entered into five structured stock repurchase agreements totaling $21.5 million that have varying maturities through September 2005. Under these agreements, we will receive up to $23.3 million of cash, or the delivery of up to 8.0 million shares of our common stock or a combination of cash and shares.

On July 27, 2005, AMCC announced plans to restructure and reorganize its operations. The plan includes reducing approximately 5% of the current headcount by eliminating job redundancies. The Company expects to incur a charge of approximately $2 million to $3 million in the second quarter of fiscal 2006 and anticipates that the restructuring plan will reduce ongoing operating expenses by approximately $1 million per quarter commencing in the third quarter of fiscal 2006.

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

The following table summarizes our contractual obligations not included on the balance sheet as of June 30, 2005 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Nine months ending March 31, 2006	$6,285	$25,485	$31,770
Fiscal year 2007	3,159	—	3,159
Fiscal year 2008	2,339	—	2,339
Fiscal year 2009	1,972	—	1,972
Fiscal year 2010	1,895	—	1,895
Thereafter	1,553	—	1,553

Total	$17,203	$25,485	$42,688

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications equipment, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, whether as a result of slowing demand for our products or our customers’ products, over-ordering of our products or our customers’ products or otherwise;

•	fluctuations in manufacturing output, yields or other potential problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials;

•	problems or delays that we and our foundries may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	market acceptance of our products and our customers’ products;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the impact of potential one time charges related to purchased intangibles;

•	costs associated with compliance with applicable environmental, other governmental or industry regulations including costs to redesign products to comply with those regulations or lost revenue due to failure to comply in a timely manner;

•	the effects of changes in accounting standards, including the recently announced rule requiring the recognition of expense related to employee stock options;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with litigation, including without limitation, attorney fees, litigation judgments or settlements, relating to the use or ownership of intellectual property or other claims arising out of our operations;

•	the ability of our customers to obtain components from their other suppliers;

•	our ability to identify, hire and retain senior management and other key personnel, including a permanent Chief Financial Officer;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products or our customers’ products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products at our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, or product yield, assembly constraints for our devices, which adversely affect our ability to meet our production obligations;

•	the financial failure of one of our subcontract manufacturers;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to customers with resources greater than us and, in turn, interrupt our ability to meet our production obligations.

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

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from most of our key customers. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise. Continued reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly further reduce our revenues and profits. We cannot assure that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

We recently announced the discontinuance of our FibreChannel HBA products designed to operate on Sun’s Solaris servers. These HBA products accounted for a significant portion of our revenue from sales of storage products during fiscal 2004 and fiscal 2005. Though we will continue to ship these products in the near term, we expect the revenue from sales of these products to decline rapidly. We also have obligations to customers that relate to these products, including obligations for warranty support, maintenance and repairs. Our ability to fulfill these obligations has been limited by the reduction in force we implemented in the third quarter of fiscal 2005. Both fulfilling these obligations and any failure to fulfill these obligations could result in significant liability, costs, and expenses.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risk of default by the issuer. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuer’s credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

Employees directly affected by our previous restructuring plans may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities or that any future restructuring efforts will be successful. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any renewed growth opportunities.

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

In the storage market, we primarily compete against companies such as Emulex, QLogic, Agilent Technologies, Adaptec and LSI Logic. Our embedded processor products compete against products from Freescale Semiconductor and IBM. Our RAID products compete against products from Adaptec and LSI Logic. Many of these companies have substantially greater financial, marketing and distribution resources than we have. We may also face competition from new entrants to the storage market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. The storage market continues to mature and become commoditized. To the extent that commoditization leads to significant pricing declines, whether initiated by us or by a competitor, we will be required to increase our product volumes and reduce our costs of goods sold to avoid resulting pressure on our profit margin for these products, and we cannot assure you that we will be successful in responding to these competitive pricing pressures.

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

We depend upon third parties to manufacture, assemble or package certain of our products. As a result, we are subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	potential increases in prices;

•	potential instability in countries where third party manufacturers are located; and

•	potential misappropriation of our intellectual property.

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

Our operating results depend on manufacturing output and yields of our ICs and PCBAs, which may not meet expectations.

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

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal controls over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal controls over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to, and report on, management’s assessment of our internal controls over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2005, as required by Section 404. However, we cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel and our ability to identify, hire and retain additional, qualified personnel.

We are currently conducting a search for a permanent chief financial officer. However, we cannot assure you that we will be able to attract, hire and retain a qualified candidate, and there may be significant costs associated with his or her recruiting, hiring and retention. Our future success depends to a significant extent upon the continued service of our senior management personnel. The loss of key senior executives could have a material adverse effect on us. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development.

In December 2004, we concluded the French portion of the acquisition of certain intellectual property and assets associated with IBM’s embedded PowerPC 400 series products, which enabled the integration of the associated French IBM development employees into AMCC. Subsequently, certain legal challenges have been brought against IBM regarding the transfer of these employees. IBM is taking affirmative legal steps to combat these challenges, and has agreed to provide development transitional services from these same employees in the event of a negative ruling from the legal challenges. There is a risk that some or all of the employees transferred in the transaction may have to return to IBM. Loss of the services of these employees could be significantly detrimental to our product development efforts.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record various significant impairment charges against these assets as noted in our financial statements. At June 30, 2005, we have $528.1 million of goodwill and purchased intangible assets. There can be no assurance that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

JNI Corporation has been named as a defendant in litigation that could result in substantial costs and divert management’s attention and resources.

JNI Corporation, which we acquired in October 2003, has a number of pending lawsuits relating to alleged securities law violations and alleged breaches of fiduciary duty. We believe that the claims pending against JNI Corporation are without merit, and we intend to engage in a vigorous defense against such claims. If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources, which could have an adverse effect on our business. Though insurers have paid defense costs to date, there can be no assurance that they will continue to pay such costs, judgments or other expenses associated with the lawsuit.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2005, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $346.3 million and a cost basis of $350.1 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2005 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of June 30, 2005	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Available-for-sale investments	$371,690	$362,772	$354,262	$346,325	$339,179	$332,398	$325,952

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. However, we have entered into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statement of operations in the current period. The effect of an immediate 10 percent change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

ITEM 4.	CONTROLS AND PROCEDURES

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2005 (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 6 of Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended June 30, 2005 (in thousands, except average price per share).

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2005	1,860		$3.23	1,860	$169,621
May 1 – May 31, 2005	1,100		3.20	1,100	$166,104
June 1 – June 30, 2005	—		—	—	—
Total Shares Repurchased	2,960	(1)	$3.22	2,960	$166,104

(1)	At March 31, 2005, the Company had four open structured stock repurchase agreements totaling $9.5 million that had varying maturities through May 31, 2005. Under these agreements, the Company received approximately 3.0 million shares of its common stock at an effective purchase price of $3.22 per share.

During the three months ended June 30, 2005, the Company entered into an additional five structured stock repurchase agreements totaling $21.5 million that have varying maturities through September 2005. Under these remaining agreements, the Company could receive up to $23.3 million of cash, or the delivery of up to 8.0 million shares of its common stock or a combination of cash and shares.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2005

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ JEFFERY A. BLAZEVICH
Jeffery A. Blazevich
Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)