Form 10-Q
period 2005-09-30
APPLIED MICRO CIRCUITS CORP
filed 2005-11-08
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 1, 2005, 298,775,105 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2005	March 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,718	$75,396
Short-term investments-available-for-sale	320,789	347,996
Accounts receivable, net	26,365	28,601
Inventories	18,697	18,014
Other current assets	14,937	51,448

Total current assets	429,506	521,455
Property and equipment, net	41,076	44,461
Goodwill and purchased intangibles, net	521,746	534,514
Other assets	2,493	1,965

Total assets	$994,821	$1,102,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,984	$24,016
Accrued payroll and related expenses	8,132	10,101
Other accrued liabilities	20,345	87,107
Deferred revenue	3,655	3,939
Current portion of long-term debt and capital lease obligations	—	34

Total current liabilities	58,116	125,197
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 630,000
Issued and outstanding shares - 302,694 at September 30, 2005 and 308,328 at March 31, 2005	3,027	3,083
Additional paid-in capital	5,905,888	5,939,640
Deferred compensation, net	(5,869)	(9,101)
Accumulated other comprehensive income or loss	(6,156)	(6,867)
Accumulated deficit	(4,960,185)	(4,949,557)

Total stockholders’ equity	936,705	977,198

Total liabilities and stockholders’ equity	$994,821	$1,102,395

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net revenues	$64,935	$61,069	$129,608	$128,471
Cost of revenues (1)	31,093	31,529	61,926	63,021

Gross profit	33,842	29,540	67,682	65,450
Operating expenses:
Research and development	23,161	31,702	46,135	62,692
Selling, general and administrative	14,344	15,298	29,894	29,676
Stock-based compensation:
Research and development	674	915	1,370	1,947
Selling, general and administrative	783	2,202	1,568	3,525
Acquired in-process research and development	—	—	—	13,400
Amortization of purchased intangibles	1,107	1,962	2,374	3,519
Restructuring charges	3,559	310	3,559	310

Total operating expenses	43,628	52,389	84,900	115,069

Operating loss	(9,786)	(22,849)	(17,218)	(49,619)
Interest income, net	3,884	4,530	7,473	9,811
Other income (expense), net	(347)	—	(532)	—

Loss before income taxes	(6,249)	(18,319)	(10,277)	(39,808)
Income tax expense	175	—	351	335

Net loss	$(6,424)	$(18,319)	$(10,628)	$(40,143)

Basic and diluted net loss per share:

Net loss per share	$(0.02)	$(0.06)	$(0.03)	$(0.13)

Shares used in calculating basic and diluted net loss per share	305,476	310,128	305,902	310,824

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$21	$129	$47	$284
Amortization of developed technology	5,198	6,474	10,394	12,075
Amortization of purchased inventory fair value adjustment	—	1,103	—	2,204

	$5,219	$7,706	$10,441	$14,563

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2005	2004
Operating activities:
Net loss	$(10,628)	$(40,143)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	7,039	9,519
Amortization of purchased intangibles	12,768	15,594
Acquired in-process research and development	—	13,400
Stock-based compensation expense	2,985	5,756
Non-cash restructuring charges	2,156	—
Net gains on disposals of property and equipment	(4)	—
Changes in operating assets and liabilities:
Accounts receivables	2,236	(2,963)
Inventories	(683)	(5,402)
Other assets	35,983	(842)
Accounts payable	1,968	5,520
Accrued payroll and other accrued liabilities	(68,731)	(5,377)
Deferred revenue	(284)	(832)

Net cash used for operating activities	(15,195)	(5,770)

Investing activities:
Proceeds from sales and maturities of short-term investments	775,898	2,142,809
Purchases of short-term investments	(747,779)	(1,968,400)
Purchase of property, equipment and other assets	(6,021)	(11,019)
Proceeds from sale of property	101	—
Net cash paid for acquisitions	—	(365,755)

Net cash provided by (used for) investing activities	22,199	(202,365)

Financing activities:
Proceeds from issuance of common stock	2,939	4,785
Repurchase of company stock	—	(16,879)
Structured stock repurchases, net	(36,500)	(50,000)
Payments on capital lease obligations	(34)	(132)
Other	(87)	98

Net cash used for financing activities	(33,682)	(62,128)

Net decrease in cash and cash equivalents	(26,678)	(270,263)
Cash and cash equivalents at beginning of period	75,396	329,162

Cash and cash equivalents at end of period	$48,718	$58,899

Supplementary cash flow disclosure:
Cash paid for:
Interest	$46	$52

Income taxes	$443	$484

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

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended September 30,		Six Months Ended September 30,		Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life (years)	2.7	4.0	2.8	4.0	1.33	1.4	1.33	1.4
Volatility	0.53	0.95	0.53	0.95	0.64	0.98	0.64	0.98
Risk-free interest rate	4.0%	3.9%	4.0%	3.8%	2.9%	1.7%	2.9%	1.7%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Weighted average fair value per share	$1.09	$2.30	$1.13	$2.67	$1.50	$2.19	$1.50	$2.19

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information under SFAS 123 and SFAS 148 was as follows (in thousands, except for per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss—as reported	$(6,424)	$(18,319)	$(10,628)	$(40,143)
Plus: Reported stock-based compensation	1,478	3,246	2,985	5,756
Less: Fair value stock-based compensation	(3,535)	(30,664)	(14,719)	(63,476)

Net loss—pro forma	$(8,481)	$(45,737)	$(22,362)	$(97,863)

Reported basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.03)	$(0.13)

Pro forma basic and diluted net loss per share	$(0.03)	$(0.15)	$(0.07)	$(0.31)

The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and SAB No. 107, Share-Based Payment, in the three months ended September 30, 2005, the Company refined its volatility assumption from 0.56% to 0.53% based on historical data over the estimated life of the options. The Company believes that its current assumptions generate a more representative estimate of fair value.

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

Derivative Financial Instruments

The Company has used foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. At September 30, 2005, the Company did not have any open foreign exchange contracts. The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	September 30, 2005	March 31, 2005
Accounts receivable	$28,149	$30,385
Less: allowance for bad debts	(1,784)	(1,784)

	$26,365	$28,601

Inventories (in thousands):

	September 30, 2005	March 31, 2005
Finished goods	$11,914	$9,754
Work in process	4,803	7,095
Raw materials	1,980	1,165

	$18,697	$18,014

Other current assets (in thousands):

	September 30, 2005	March 31, 2005
Litigation insurance receivable	$—	$32,947
Deposits	1,739	2,366
Prepaid expenses	10,517	13,689
Other	2,681	2,446

	$14,937	$51,448

Property and equipment (in thousands):

	Useful Life	September 30, 2005	March 31, 2005
	(in years)
Machinery and equipment	5-7	$40,048	$42,906
Leasehold improvements	1-15	12,227	11,676
Computers, office furniture and equipment	3-7	76,368	80,353
Buildings	31.5	5,954	5,860
Land	N/A	12,202	12,202

		146,799	152,997
Less accumulated depreciation and amortization		(105,723)	(108,536)

		$41,076	$44,461

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	September 30, 2005			March 31, 2005
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,401,662	$(3,974,186)	$427,476	$4,401,662	$(3,974,186)	$427,476
Developed technology	413,500	(341,425)	72,075	413,500	(331,031)	82,469
Backlog/customer relationships	3,600	(3,460)	140	3,600	(3,282)	318
Patents/core technology rights/tradename	59,200	(37,145)	22,055	59,200	(34,949)	24,251

	$4,877,962	$(4,356,216)	$521,746	$4,877,962	$(4,343,448)	$534,514

As of September 30, 2005, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal year 2006	$7,250	$2,215	$9,465
Fiscal year 2007	14,500	4,430	18,930
Fiscal year 2008	14,500	4,430	18,930
Fiscal year 2009	13,950	4,429	18,379
Fiscal year 2010	10,500	3,169	13,669
Thereafter	11,375	3,522	14,897

Total	$72,075	$22,195	$94,270

Other accrued liabilities (in thousands):

	September 30, 2005	March 31, 2005
Accrued warranty and excess purchase commitments	$6,298	$6,828
Current tax liabilities	2,605	2,697
Restructuring liabilities	1,896	2,699
Excess lease liability	—	4,769
Litigation settlement liability	—	60,000
Other	9,546	10,114

	$20,345	$87,107

Interest income, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Interest income	$4,347	$4,131	$8,309	$8,308
Net realized gains (losses) from short-term investments	(436)	441	(790)	1,555
Interest expense	(27)	(42)	(46)	(52)

	$3,884	$4,530	$7,473	$9,811

Other income (expense), net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net gains on disposals of property and equipment	$—	$—	$4	$—
Foreign currency loss	(347)	—	(536)	—

	$(347)	$—	$(532)	$—

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(6,424)	$(18,319)	$(10,628)	$(40,143)

Shares used in basic and diluted net loss per share computation:
Weighted average common shares outstanding	305,476	310,128	305,902	310,824
Shares used in basic and diluted net loss per share computation	305,476	310,128	305,902	310,824

Basic and diluted net loss per share	$(0.02)	$(0.06)	$(0.03)	$(0.13)

Because the Company incurred losses for the three and six months ended September 30, 2005 and 2004, the effect of dilutive securities totaling 1.7 million and 1.4 million equivalent shares for the three and six months ended September 30, 2005, respectively, and 2.0 million and 4.4 million equivalent shares for the three and six months ended September 30, 2004, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

3. RESTRUCTURING CHARGES

Over the last several years, the Company has undertaken significant restructuring activities in an effort to reduce operating costs. The Company has initiated several restructuring programs. A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2005	$697	$2,002	$—	$2,699
Charge to expense	1,450	—	2,156	3,606
Cash payments	(1,605)	(601)	—	(2,206)
Noncash charge	—	—	(2,156)	(2,156)
Adjustments	—	(47)	—	(47)

Liability, September 30, 2005	$542	$1,354	$—	$1,896

The following tables provide detailed activity related to the three most recent restructuring programs during the six months ended September 30, 2005 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
April 2003 Restructuring Program
Liability, March 31, 2005	$—	$1,801	$—	$1,801
Cash payments	—	(470)	—	(470)
Adjustments	—	(30)	—	(30)

Liability, September 30, 2005	$—	$1,301	$—	$1,301

November 2004 Restructuring Program
Liability, March 31, 2005	$697	$201	$—	$898
Cash payments	(311)	(131)	—	(442)
Adjustments	—	(17)	—	(17)

Liability, September 30, 2005	$386	$53	$—	$439

July 2005 Restructuring Program
Charge to expense	$1,450	$—	$2,156	$3,606
Cash payments	(1,294)	—	—	(1,294)
Noncash charge	—	—	(2,156)	(2,156)

Liability, September 30, 2005	$156	$—	$—	$156

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

In November 2004, the Company implemented another workforce reduction and realignment. The November 2004 workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring its operations, consolidating its facilities and reducing its workforce. The restructuring consisted of the elimination of approximately 150 employees, or 20% of the workforce, the closure of the Israel facility and consolidating other locations. As a result of the November 2004 restructuring, the Company recorded a charge of approximately $9.1 million, consisting of $4.4 million for employee severances, $4.2 million for property and equipment write-offs, and $500,000 for the closure of the Israel facility and abandonment of certain leased property.

In July 2005, the Company implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 40 employees, or 5% of the workforce, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring, the Company recorded a charge of approximately $3.6 million, consisting of $1.5 million for employee severances and $2.1 million for property and equipment write-offs in the three months ended September 30, 2005. The Company expects to record an additional restructuring charge of $1.4 million in the three months ending December 31, 2005 representing expenses relating to the consolidation of San Diego facilities. The Company anticipates saving approximately $4.0 million annually, as a result of this restructuring program.

4. COMPREHENSIVE INCOME OR LOSS

The components of comprehensive income or loss, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Net loss	$(6,424)	$(18,319)	$(10,628)	$(40,143)
Change in net unrealized gain (loss) on short-term investments	(2,660)	8,729	912	(5,793)
Foreign currency translation adjustment	6	160	(201)	98

Comprehensive loss	$(9,078)	$(9,430)	$(9,917)	$(45,838)

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

During fiscal 2005, the Company repurchased 7.9 million shares of its common stock for approximately $24.4 million on the open market or through structured stock repurchase agreements. These shares were retired upon delivery to the company. At March 31, 2005, the Company had four open structured stock repurchase agreements, which were settled during the three months ended June 30, 2005. Under these agreements, the Company received approximately 3.0 million shares of its common stock at an effective purchase price of $3.22 per share.

During the three months ended June 30, 2005, the Company entered into five open structured stock repurchase agreements totaling $21.5 million, which had varying maturities through September 30, 2005. Three of these agreements settled during the three months ended September 30, 2005 with the Company receiving 4.3 million shares at an effective purchase price of $2.69 per share. The two remaining open agreements were renegotiated and their maturities were extended. As a result of these extensions, the Company could receive up to 3.9 million shares or the delivery of $11.2 million in cash, or a combination of cash and shares.

In addition, during the three months ended September 30, 2005, the Company entered into another five structured stock repurchase agreements totaling $15.0 million that have varying maturities through January 2006. Under these new agreements, the Company could receive up to $16.0 million in cash or the delivery of up to 6.0 million shares of its common stock, or a combination of cash and shares.

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

In April 2005, Cicada Semiconductor Corporation, a Delaware corporation and now a wholly owned subsidiary of Vitesse Semiconductor Corporation, filed a complaint against the Company and other unknown defendants in the Superior Court of the State of California in the County of San Diego. Cicada Semiconductor Corporation v. Applied Micro Circuits Corporation, case no. GIC 845887. In its complaint, Cicada alleges that the Company breached a contract to purchase assets from Cicada by failing to make installment payments due under the contract. Cicada’s complaint seeks $2 million in damages plus interest and its attorneys’ fees and costs. In June 2005, the Company filed a cross-complaint against both Cicada and Vitesse. The cross-complaint states claims for breach of contract, breach of the implied covenant of good faith and fair dealing and rescission against Cicada, based on allegations that Cicada failed to perform its obligations under the contract and further breached the contract by assigning its rights and obligations under the contract to Vitesse. The cross-complaint states claims for intentional interference with contract and breach of contract against Vitesse based on allegations that Vitesse interfered with the Company’s contract with Cicada and, separately, failed to pay for certain products ordered from and delivered by the Company. Preliminary settlement negotiations were unsuccessful. The Company’s claims against Vitesse arising from Vitesse’s nonpayment are scheduled for trial in April 2006. The court has ordered the parties to engage in arbitration to resolve certain disputes relating to the Company’s disputes with Cicada; no date has been set for the court-ordered arbitration.

Several litigation matters are discussed below involving JNI Corporation, which became a wholly owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead case no. 01 cv 0557 J (NLS). The first consolidated and amended complaint contained allegations that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about JNI’s business and operating results in violation of the Securities Exchange Act of 1934, and also included allegations that defendants made false statements in JNI’s public offering of common stock in October 2000. In March 2003, the court dismissed the action with prejudice. In April 2004, plaintiffs filed a notice of appeal. The appeal has been fully briefed. The date for oral argument has been set by the Court of Appeals for December 7, 2005.

In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In January 2004, the plaintiff filed a notice of appeal. A motion to dismiss the appeal was filed by the defendants on the grounds that the plaintiff had lost standing because he no longer owned JNI shares. On October 20, 2005, the court dismissed the appeal, finding the plaintiff had no standing to maintain the lawsuit.

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

7. RELATED PARTY TRANSACTIONS

From time to time the Company chartered an aircraft for business travel from an aircraft charter company, which managed an aircraft owned by a company that AMCC’s former chief executive officer controlled. The Company expensed a total of $0 in the three and six months ended September 30, 2005 and $200,000 and $400,000 in the three and six months ended September 30, 2004. These amounts were within the limits on such expenses approved by the board of directors. The board of directors discontinued this practice during the fourth quarter of fiscal year 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2005 and 2004. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three and six months ended September 30, 2005 were approximately $64.9 million and $129.6 million, respectively, representing increases of 6.3% and 0.9% from the net revenues of approximately $61.1 million and $128.5 million for the three and six months ended September 30, 2004, respectively. The increases in total net revenues were primarily attributable to increases in our communications and storage revenues. See the following tables (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$33,207	51.1%	$28,802	47.2%	$4,405	15.3%
Storage	13,275	20.4%	12,583	20.6%	692	5.5%
Embedded Products	16,383	25.2%	16,692	27.3%	(309)	(1.9)%
Other	2,070	3.2%	2,992	4.9%	(922)	(30.8)%

	$64,935	100.0%	$61,069	100.0%	$3,866	6.3%

	Six Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$67,260	51.9%	$65,178	50.7%	$2,082	3.2%
Storage	26,658	20.6%	25,805	20.1%	853	3.3%
Embedded Products	31,596	24.3%	30,585	23.8%	1,011	3.3%
Other	4,094	3.2%	6,903	5.4%	(2,809)	(40.7)%

	$129,608	100.0%	$128,471	100.0%	$1,137	0.9%

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three and six months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Avnet	18%	17%	17%	17%
Sanmina	11%	*	*	*

On July 5, 2005, Avnet acquired Insight Electronics. For purposes of the table above, the shipments to Insight Electronics and Avnet were retroactively combined for all periods presented.

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in the three and six months ended September 30, 2005 and 2004 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Nortel Networks Corporation	*	*	11%	*

*	Less than 10% of total net revenues for period indicated.

Revenues based on direct shipments outside the United States of America accounted for 54% and 53% of net revenues for the three and six months ended September 30, 2005, compared to 52% and 51% for the three and six months ended September 30, 2004.

Gross Profit. The following tables present net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Net revenues	$64,935	100.0%	$61,069	100.0%	$3,866	6.3%
Cost of revenues	31,093	47.9%	31,529	51.6%	(436)	(1.4)%

Gross profit	$33,842	52.1%	$29,540	48.4%	$4,302	14.6%

	Six Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Net revenues	$129,608	100.0%	$128,471	100.0%	$1,137	0.9%
Cost of revenues	61,926	47.8%	63,021	49.1%	(1,095)	(1.7)%

Gross profit	$67,682	52.2%	$65,450	50.9%	$2,232	3.4%

The increase in gross profit for the three and six months ended September 30, 2005 was primarily attributable to the increase in net revenues and to the decrease of $2.4 million and $3.9 million of amortization in purchased intangibles included in our cost of revenues.

The amortization of purchased intangible assets included in cost of revenues during the three and six months ended September 30, 2005 was $5.2 million and $10.4 million, respectively, compared to $7.6 million and $14.3 million, respectively, for the three and six months ended September 30, 2004. Based on the amount of capitalized purchased intangible assets on the balance sheet as of September 30, 2005, we expect amortization expense for purchased intangibles charged to cost of revenues to be $7.3 million in fiscal 2006, $14.5 million in fiscal 2007, and $50.3 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses. The following tables present research and development and selling, general and administrative expenses for the three and six months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Research and development	$23,161	35.7%	$31,702	51.9%	$(8,541)	(26.9)%
Selling, general and administrative	14,344	22.1%	15,298	25.1%	(954)	(6.2)%

	Six Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Research and development	$46,135	35.6%	$62,692	48.8%	$(16,557)	(26.4)%
Selling, general and administrative	29,894	23.1%	29,676	23.1%	218	0.7%

Research and Development. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expenses of 26.9% and 26.4% for the three and six months ended September 30, 2005 compared to the three and six months ended September 30, 2004, was primarily due to lower payroll and related benefits expense of $3.4 million and $6.2 million resulting from our workforce reductions and lower design costs, software and equipment depreciation costs, and subcontracting costs of approximately $3.9 million and $10.2 million resulting from our restructuring initiatives. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications, storage and embedded products. Currently, R&D expenses are focused on the development of communications, storage, and embedded products and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Since the start of fiscal 2003, we have invested a total of approximately $409.2 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications, storage and embedded products. For most products developed by us, due to their complexity and the complexity of our customers’ equipment, it often takes several years to complete development and qualification. We have not yet generated significant revenues from many of these new products for two additional reasons. First, the downturn in the telecommunications market severely impacted many customers and resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced. Second, as a result of restructuring activities, we have discontinued development of several new products and slowed down development of other new products as we realized that demand for these products would not materialize as originally anticipated.

Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 6.2% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004, was primarily due to lower personnel-related expense of approximately $600,000 and lower facilities rents of $400,000. SG&A expenses remained constant for the six months ended September 30, 2005 compared to the six months ended September 30, 2004. The future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation. The following tables present stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for the three and six months ended September 30, 2005 and 2004, all of which were excluded from those operating expenses (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Research and development	$674	1.0%	$915	1.5%	$(241)	(26.3)%
Selling, general and administrative	783	1.2%	2,202	3.6%	(1,419)	(64.4)%

	$1,457	2.2%	$3,117	5.1%	$(1,660)	(53.3)%

	Six Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Research and development	$1,370	1.1%	$1,947	1.5%	$(577)	(29.6)%
Selling, general and administrative	1,568	1.2%	3,525	2.7%	(1,957)	(55.5)%

	$2,938	2.3%	$5,472	4.3%	$(2,534)	(46.3)%

Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Stock-based compensation charges, including amounts charged to cost of revenues, were $1.5 million and $3.0 million for the three and six months ended September 30, 2005, respectively, compared to $3.2 million and $5.8 million for the three and six months ended September 30, 2004, respectively. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $2.9 million in the remaining six months ending March 31, 2006, $2.8 million in fiscal 2007, and $152,000 in fiscal 2008. These charges could be reduced as a result of employee turnover. Acquisitions of businesses may result in substantial additional on-going costs. Such charges may cause fluctuations in our interim or annual operating results.

Acquired In-process Research and Development. For the six months ended September 30, 2004, we recorded $13.4 million of IPR&D resulting from the acquisition of 3ware and the Embedded Products Business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the 3ware acquisition was made up of two projects that were 42% and 25% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $3.0 million, and the discount rate applied to calculate the IPR&D charge was 30% and 35%, respectively. The IPR&D charge related to the Embedded Products Business acquisition was made up of three projects, which were between 42% and 69% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $9.1 million. The discount rate applied to calculate the IPR&D charge ranged from 25% to 30%. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our interim or annual operating results.

Restructuring Charges. The following tables present restructuring charges for the three and six months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Restructuring charges	$3,559	5.5%	$310	0.5%	$3,249	1048.1%

	Six Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Restructuring charges	$3,559	2.7%	$310	0.2%	$3,249	1048.1%

In July 2005, we implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 40 employees, or 5% of the workforce, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring, we recorded a charge of approximately $3.6 million, consisting of $1.5 million for employee severances and $2.1 million for property and equipment write-offs in the three months ended September 30, 2005. We expect to record an additional charge of $1.4 million in the third quarter ending December 31, 2005 representing expenses relating to the consolidation of San Diego facilities. We anticipate saving approximately $4 million annually, as a result of this restructuring program.

During the three and six months ended September 30, 2004, a $310,000 restructure charge was incurred as a result of our reevaluation of the excess facilities lease liabilities outstanding.

Interest and Other Income (Expense), net. The following tables present interest and other income (expense), net for the three and months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$3,884	6.0%	$4,530	7.4%	$(646)	(14.3)%
Other income (expense), net	$(347)	(0.5)%	$—	—%	$(347)	—

	Six Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$7,473	5.8%	$9,811	7.6%	$(2,338)	(23.8)%
Other income (expense), net	$(532)	(0.4)%	$—	—%	$(532)	—

Interest Income, net. Interest income, net reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease for the three and six months ended September 30, 2005 is primarily due to lower coupon interest from lower cash and short-term investment balances as well as increased net realized losses on the sales of short-term investments.

Other Income (Expense), net. Other income (expense), net for the three and six months ended September 30, 2005 includes realized losses on foreign currency hedges offset by net gains on disposals of property and equipment.

Income Taxes. The following tables present our income tax expense for the three and six months ended September 30, 2005 and 2004 (dollars in thousands):

	Three Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Income tax expense	$175	0.3%	$—	—	$175	—

	Six Months Ended September 30,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Income tax expense	$351	0.3%	$335	0.3%	$16	4.8%

The federal statutory income tax rate was 35% for the three and six months ended September 30, 2005 and 2004. Our income tax expense in 2005 primarily reflects estimated foreign taxes.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2005, our principal source of liquidity consisted of $369.5 million in cash, cash equivalents and short-term investments. Working capital as of September 30, 2005 was $371.4 million. Total cash, cash equivalents, and short-term investments decreased by $53.9 million during the six months ended September 30, 2005 primarily as a result of the use of $36.5 million to fund our structured stock repurchase program, $6.0 million to purchase property, equipment and other assets, and $15.2 million to fund our operating activities. At September 30, 2005, we had contractual obligations not included on our balance sheet totaling $56.7 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the six months ended September 30, 2005, we used $15.2 million of cash for our operations compared to using $5.8 million from our operations in the six months ended September 30, 2004. Our net loss of $10.6 million for the six months ended September 30, 2005 included $24.9 million of non-cash charges such as $7.0 million of depreciation, $12.8 million of amortization of purchased intangibles, $3.0 million of stock-based compensation charges, and $2.2 million of non cash restructuring charges. Included in the operating cash flows for the six months ended September 30, 2005 was the payment of $29.3 million for the settlement of the shareholder litigation in April 2005. The remaining change in operating cash flows for the six months ended September 30, 2005 primarily reflected increases in inventories and accounts payable offset by decreases in accounts receivables, other assets, accrued payroll and other accrued liabilities, and deferred revenue. Net cash provided by operations for the six months ended September 30, 2004 primarily reflected our operating results before non-cash charges, as well as an increase in accounts receivable, inventories, other assets, and accounts payable, offset by decreases in accrued payroll and other accrued liabilities and deferred revenue.

We generated $22.2 million of cash from investing activities during the six months ended September 30, 2005, compared to using $202.4 million during the six months ended September 30, 2004. The inflow of cash for the six months ended September 30, 2005 primarily reflected proceeds from sales and maturities of short-term investments, offset by purchases of property, equipment and other assets. The use of cash for the six months ended September 30, 2004 primarily reflected the net cash paid for acquisitions and the purchase of land and a building in Andover, Massachusetts, offset by proceeds from the sale of short-term investments.

We used $33.7 million of cash for the six months ended September 30, 2005 for financing activities compared to using $62.1 million for the six months ended September 30, 2004. The major financing use of cash for the six months ended September 30, 2005 was the funding of our structured stock repurchase agreements. The major financing uses of cash for the six months ended September 30, 2004 was related to the repurchase of company stock and the funding of structured stock repurchase agreements.

During fiscal 2005, we repurchased 7.9 million shares of our common stock for approximately $24.4 million on the open market or through structured stock repurchase agreements. These shares were retired upon delivery to us. At March 31, 2005, we had four open structured stock repurchase agreements, which were settled during the three months ended June 30, 2005. Under these agreements, we received approximately 3.0 million shares of our common stock at an effective purchase price of $3.22 per share.

During the three months June 30, 2005, we entered into five open structured stock repurchase agreements totaling $21.5 million, which had varying maturities through September 30, 2005. Three of these agreements settled during the three months ended September 30, 2005 with us receiving 4.3 million shares at an effective purchase price of $2.69 per share. The two remaining open agreements were renegotiated and their maturities were extended. As a result of these extensions, we could receive up to 3.9 million shares of our common stock or the delivery of $11.2 million in cash, or a combination of cash and shares.

In addition, during the three months ended September 30, 2005, we entered into another five structured stock repurchase agreements totaling $15.0 million that have varying maturities through January 2006. Under these new agreements, we could receive up to $16.0 million in cash or the delivery of up to 6.0 million shares of our common stock, or a combination of cash and shares.

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

The following table summarizes our contractual obligations not included on the balance sheet as of September 30, 2005 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Six months ending March 31, 2006	$6,539	$36,847	$43,386
Fiscal year 2007	3,769	—	3,769
Fiscal year 2008	2,805	—	2,805
Fiscal year 2009	2,256	—	2,256
Fiscal year 2010	2,105	—	2,105
Thereafter	2,249	—	2,249

Total	$19,723	$36,847	$56,570

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers’ products or over-ordering of our products or our customers’ products;

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers’ products;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials;

•	problems or delays that we and our foundries may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	the impact of potential one time charges related to purchased intangibles;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with compliance with applicable environmental, other governmental or industry regulations including costs to redesign products to comply with those regulations or lost revenue due to failure to comply in a timely manner;

•	the effects of changes in accounting standards, including the recently announced rule requiring the recognition of expense related to employee stock options;

•	costs associated with litigation, including without limitation, attorney fees, litigation judgments or settlements, relating to the use or ownership of intellectual property or other claims arising out of our operations;

•	our ability to identify, hire and retain senior management and other key personnel;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products or our customers’ products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products at our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one of our subcontract manufacturers;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers, which may disrupt our ability to meet our production obligations.

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

A substantial portion of our business and revenue depends on the continued growth of the Internet. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. OEMs and other customers that buy our storage products are similarly dependent on continued internet growth and information technology spending. If there is an economic slowdown or reduction in capital spending our business, operating results, and financial condition may be materially harmed.

The loss of one or more key customers, the diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenues and profits.

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from our key customers. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise. Continued reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly further reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	design wins with customers may not result in sales to such customers;

•	the introduction of new products by customers may be later or less successful in the market than planned;

•	sales of customer product lines using our products may rapidly decline or the product lines may be phased out;

•	our agreements with customers typically are non-exclusive and do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationships with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products;

•	the impact of terminating certain sales representatives or sales personnel; and

•	the continued viability of these customers.

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

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Due to this lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we cannot assure you that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy design cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated.

While our design cycles are typically long, some of our product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to mitigate those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

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

The discontinuance of our FibreChannel host bus adaptor products will result in a decline in revenue that we realize from sales of these products and we may incur significant costs due to customer obligations relating to these products.

In fiscal 2005, we discontinued our FibreChannel host bus adaptor products designed to operate on Sun’s Solaris servers. These products accounted for a significant portion of our revenue from sales of storage products during fiscal 2005. Though we continue to ship these products, the revenue from sales of these products has declined significantly. We also have obligations to customers that relate to these products, including obligations for warranty support, maintenance and repairs. Our ability to fulfill these obligations has been limited by previous reductions in force. These obligations could result in significant liability, costs, and expenses.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

Employees directly affected by our previous restructuring plans may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities or that any future restructuring efforts will be successful. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth opportunities.

Our markets are subject to rapid technological change, so our success depends heavily on our ability to develop and introduce new products.

The markets for our products are characterized by:

•	rapidly changing technologies;

•	evolving and competing industry standards;

•	changing customer needs;

•	frequent new product introductions and enhancements;

•	increased integration with other functions;

•	long design and sales cycles;

•	short product life cycles; and

•	intense competition.

To develop new products for the communications, storage or other technology markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. We must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet customers’ changing needs. We must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. If we are not successful in introducing such advances, we will be unable to timely bring to market new products and our revenues will suffer.

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

In the communications IC markets, we compete primarily against companies such as Agere, Broadcom, Intel, Mindspeed, PMC-Sierra, and Vitesse. In the storage market, we primarily compete against companies such as Emulex, QLogic, Agilent Technologies, Adaptec and LSI Logic. Our RAID products compete against products from Adaptec and LSI Logic. Our embedded processor products compete against products from Freescale Semiconductor and IBM. Many of these companies have substantially greater financial, marketing and distribution resources than we have. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. We may also face competition from new entrants to the storage market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Any failure by us to compete successfully in these target markets, would have a material adverse effect on our business, financial condition and results of operations.

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

We do not have an internal wafer fabrication capability, which could result in unanticipated liability and reduced revenues.

During fiscal 2003, we closed our internal wafer fabrication facility and no longer have the ability to manufacture products internally. As a result, we are subject to substantial risks, including:

•	if we are unable to successfully design and sell products manufactured in external foundries, our revenues will decline;

•	if we have not effectively stored certain products manufactured in our internal facility before its closure, we may incur liability to these customers to whom we have committed to deliver such products; and

•	we may be unable to repair or replace such products.

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

Our requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production of an older or lower-volume process that it uses to produce our parts. We cannot assure you that our external foundries will continue to devote resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs and materially impact our ability to deliver our products on time.

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

Our operating results depend on manufacturing output and yields of our ICs and printed circuit board assemblies, which may not meet expectations.

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

As smaller line width geometry processes become more prevalent, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to increasingly smaller geometries. This transition will require us to redesign certain products and will require us and our foundries to migrate to new manufacturing processes for our products. We may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance, and we have designed IC products to be manufactured at as little as .13 micron geometry processes. We have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our IC products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition, our business, financial condition and results of operations could be materially and adversely affected.

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

Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Our products have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and to attract new customers. Errors, defects or bugs could cause problems with device functionality, resulting in interruptions, delays or cessation of sales to our customers.

We may also be required to make significant expenditures of capital and resources to resolve such problems. We cannot assure you that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers or our customers. Any problem could result in:

•	additional development costs;

•	loss of, or delays in, market acceptance;

•	diversion of technical and other resources from our other development efforts;

•	claims by our customers or others against us; and

•	loss of credibility with our current and prospective customers.

Any such event could have a material adverse effect on our business, financial condition and results of operations.

A change in the accounting treatment of stock-based awards will adversely affect our results of operations.

In December 2004, the Financial Accounting Standards Board issued revised SFAS No. 123, Share-Based Payment, or SFAS 123(R), which requires companies to expense employee stock options and other stock-based awards for financial reporting purposes. Beginning in April 2006, we will be required to value our employee stock option grants pursuant to an option valuation model, and then amortize that value against our reported earnings over the vesting period in effect for those options. We currently account for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and have adopted the disclosure-only alternative of SFAS 123 and SFAS 128, each of which has been superseded by SFAS 123(R). The change in accounting treatment resulting from SFAS 123(R) will materially and adversely affect our reported results of operations as stock-based compensation expense is charged directly against our reported earnings. For an illustration of the effect of the new accounting treatment on our recent results of operations, see Note 1 of our Notes to Consolidated Financial Statements.

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

Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

Our future success depends to a significant extent upon the continued service of our senior management personnel. The loss of key senior executives could have a material adverse effect on us. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retention of personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

In December 2004, we concluded the French portion of the acquisition from IBM of certain assets associated with our embedded products business and completed the transfer of the associated French research and development employees from IBM. Subsequently, certain legal challenges have been brought in France against IBM regarding the transfer of these employees. IBM is taking affirmative legal steps in response to these challenges, and has agreed to provide development transitional services from these same employees in the event of an adverse result from the legal challenges. There is a risk that some or all of the transferred employees may have to return permanently to IBM. The loss of the services of these employees could be significantly detrimental to our product development efforts.

To manage operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate, and manage our employees. The integration of future acquisitions would require significant additional management, technical and administrative resources. We cannot assure you that we would be able to manage our expanded operations effectively.

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

The effects of war, acts of terrorism or global threats, including, but not limited to, the outbreak of epidemic disease, could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to local and global economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.

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

Acquiring products, technologies or businesses from third parties is part of our business strategy. The risks involved with merger and acquisition activities include:

•	potential dilution to our stockholders;

•	use of a significant portion of our cash reserves;

•	diversion of management’s attention;

•	failure to retain or integrate key personnel;

•	difficulty in completing an acquired company’s in-process research or development projects;

•	amortization of acquired intangible assets and deferred compensation;

•	customer dissatisfaction or performance problems with an acquired company’s products or services;

•	costs associated with acquisitions or mergers;

•	difficulties associated with the integration of acquired companies, products or technologies;

•	difficulties competing in markets that are unfamiliar to us;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated events or circumstances.

Any of these risks could materially harm our business, financial condition and results of operations.

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. At September 30, 2005, we had $521.7 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

Our subsidiary, JNI Corporation, has been named as a defendant in litigation that could result in substantial costs and divert management’s attention and resources.

JNI Corporation, which we acquired in October 2003, has a number of pending lawsuits relating to alleged securities law violations and alleged breaches of fiduciary duty. We believe that the claims pending against JNI are without merit, and we have engaged in a vigorous defense against such claims. If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources, which could have an adverse effect on our business. Although insurers have paid defense costs to date, we cannot assure you that insurers will continue to pay such costs, judgments or other expenses associated with the lawsuit.

We may not be able to protect our intellectual property adequately.

We rely in part on patents to protect our intellectual property. We cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will adequately protect the intellectual property in our products, will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, any such patent will be found to be valid or enforceable. Others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

To protect our intellectual property, we also rely on the combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements, and licensing arrangements. Despite these efforts, we cannot assure you that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. A failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and operating results.

We generally enter into confidentiality agreements with our employees, consultants and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors and we you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, former employees or third parties could attempt to penetrate our network to misappropriate our proprietary information or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.

We could be harmed by litigation involving patents, proprietary rights or other claims.

Litigation may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Such litigation could result in substantial costs and diversion of resources, including the attention of our management and technical personnel, and could have a material adverse effect on our business, financial condition and results of operations. We may be accused of infringing on the intellectual property rights of third parties. We have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by our products. We cannot assure you that infringement claims by third parties or claims for indemnification by customers or end users resulting from infringement claims will not be asserted in the future, or that such assertions will not harm our business.

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

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies. In some instances, these fluctuations appear to have been unrelated or disproportionate to the operating performance of the affected companies. Any such fluctuation could harm the market price of our common stock.

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

We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions through the use of stock, adopting additional equity incentive plans and raising equity capital. Any issuance of our common stock may result in immediate dilution of our stockholders.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2005, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $320.8 million and a cost basis of $327.6 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2005 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of September 30, 2005	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Available-for-sale investments	$343,117	$335,265	327,692	$320,789	$315,244	$309,998	$304,898

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

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2005 (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 6 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended September 30, 2005 (in thousands, except average price per share).

Period	Total Number of Shares Purchased		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31, 2005	—		—	—	$—
August 1 – August 31, 2005	—		—	—	$—
September 1 – September 30, 2005	4,281		$2.69	4,281	$154,604
Total shares repurchased	4,281	(1)	$2.69	4,281	$154,604

(1)	During the three months ended June 30, 2005, we entered into five open structured stock repurchase agreements totaling $21.5 million, which had varying maturities through September 30, 2005. Three of these agreements settled during the three months ended September 30, 2005 with us receiving 4.3 million shares at an effective purchase price of $2.69 per share. The two remaining open agreements were renegotiated and their maturities were extended. As a result of these extensions, we could receive up to 3.9 million shares or the delivery of $11.2 million in cash, or a combination of cash and shares.

In addition, during the three months ended September 30, 2005, we entered into another five structured stock repurchase agreements totaling $15.0 million that have varying maturities through January 2006. Under these new agreements, the Company could receive up to $16.0 million in cash or the delivery of up to 6.0 million shares of its common stock, or a combination of cash and shares.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We held our annual meeting of stockholders on August 23, 2005. Of the 305,402,361 shares of our common stock that could be voted at the annual meeting, 279,141,100 shares, or 91%, were represented at the annual meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

(a)	Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld
Cesar Cesaratto	265,747,379	13,393,721
Murray A. Goldman	275,214,447	3,926,653
Kambiz Y. Hooshmand	273,176,988	5,964,112
Roger A. Smullen, Sr.	272,904,694	6,236,406
Arthur B. Stabenow	263,581,946	15,559,154
Julie H. Sullivan	275,205,622	3,935,478
Harvey P. White	265,646,536	13,494,564
David B. Wright	275,244,508	3,896,592

(b)	Approval of the amendment to our 1998 Employee Stock Purchase Plan to increase the number of shares of our Common Stock authorized for issuance by 8,000,000 shares to a total of 19,200,000 shares:

For	Against	Abstain	Broker Non-votes
128,607,487	32,497,294	1,763,331	116,272,988

(c)	Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2006:

For	Against	Abstain
275,072,558	2,322,681	1,745,860

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 7, 2005

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)