Form 10-Q
period 2005-12-31
APPLIED MICRO CIRCUITS CORP
filed 2006-02-09
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal quarter ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 000-23193

APPLIED MICRO CIRCUITS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2586591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Moffett Park Drive, Sunnyvale, CA	94089
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (858) 450-9333

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐                Accelerated filer  ☒                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of January 31, 2006, 294,309,814 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2005	March 31, 2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,964	$75,396
Short-term investments-available-for-sale	309,846	347,996
Accounts receivable, net	22,390	28,601
Inventories	20,648	18,014
Other current assets	14,999	51,448

Total current assets	408,847	521,455
Property and equipment, net	38,237	44,461
Goodwill and purchased intangibles, net	517,014	534,514
Other assets	8,269	1,965

Total assets	$972,367	$1,102,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,268	$24,016
Accrued payroll and related expenses	8,525	10,101
Other accrued liabilities	21,289	87,107
Deferred revenue	3,358	3,939
Current portion of long-term debt and capital lease obligations	—	34

Total current liabilities	61,440	125,197
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 630,000 at December 31, 2005
Issued and outstanding shares - 293,284 at December 31, 2005 and 308,328 at March 31, 2005	2,933	3,083
Additional paid-in capital	5,881,795	5,939,640
Deferred compensation, net	(4,377)	(9,101)
Accumulated other comprehensive loss	(9,823)	(6,867)
Accumulated deficit	(4,959,601)	(4,949,557)

Total stockholders’ equity	910,927	977,198

Total liabilities and stockholders’ equity	$972,367	$1,102,395

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net revenues	$65,243	$61,081	$194,851	$189,552
Cost of revenues (1)	30,017	30,159	91,943	93,180

Gross profit	35,226	30,922	102,908	96,372
Operating expenses:
Research and development	22,775	31,411	68,910	94,103
Selling, general and administrative	14,239	15,887	44,133	45,563
Stock-based compensation:
Research and development	654	752	2,024	2,699
Selling, general and administrative	783	876	2,351	4,401
Acquired in-process research and development	—	—	—	13,400
Amortization of purchased intangibles	1,107	1,833	3,481	5,352
Impairment of purchased intangibles	—	27,330	—	27,330
Restructuring charges	1,339	8,079	4,898	8,389
Litigation settlement, net	—	28,900	—	28,900

Total operating expenses	40,897	115,068	125,797	230,137

Operating loss	(5,671)	(84,146)	(22,889)	(133,765)
Interest income, net	4,251	4,780	11,724	14,591
Other income (expense), net	689	—	157	—

Loss before income taxes	(731)	(79,366)	(11,008)	(119,174)
Income tax expense (benefit)	(1,315)	2,526	(964)	2,861

Net income (loss)	$584	$(81,892)	$(10,044)	$(122,035)

Basic net income (loss) per share:
Net income (loss) per share:	$0.00	$(0.27)	$(0.03)	$(0.39)

Shares used in calculating basic net income (loss) per share	297,119	307,729	302,974	309,792

Diluted net income (loss) per share:
Net income (loss) per share	$0.00	$(0.27)	$(0.03)	$(0.39)

Shares used in calculating diluted net income (loss) per share	299,049	307,729	302,974	309,792

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$21	$347	$68	$631
Amortization of developed technology	3,625	6,051	14,019	18,126
Amortization of purchased inventory fair value adjustment	—	—	—	2,204

	$3,646	$6,398	$14,087	$20,961

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended December 31,
	2005	2004
Operating activities:
Net loss	$(10,044)	$(122,035)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	10,111	13,960
Amortization of purchased intangibles	17,500	23,478
Impairment of purchased intangibles	—	27,330
Acquired in-process research and development	—	13,400
Stock-based compensation expense	4,443	7,731
Non-cash restructuring charges	2,804	3,855
Net gains on disposals of property and equipment	(4)	—
Changes in operating assets and liabilities:
Accounts receivables	6,211	2,605
Inventories	(2,634)	(6,407)
Other assets	33,452	(30,333)
Accounts payable	4,252	(5,931)
Accrued payroll and other accrued liabilities	(67,394)	58,540
Deferred revenue	(581)	(971)

Net cash used for operating activities	(1,884)	(14,778)

Investing activities:
Proceeds from sales and maturities of short-term investments	923,685	2,507,877
Purchases of short-term investments	(888,231)	(2,339,921)
Purchase of strategic investment	(3,500)	—
Purchase of property, equipment and other assets	(6,705)	—
Proceeds from sale of property	101	(25,444)
Net cash paid for acquisitions	—	(368,355)

Net cash provided by (used for) investing activities	25,350	(225,843)

Financing activities:
Proceeds from issuance of common stock	3,023	5,177
Repurchase of company stock	(9,947)	(16,879)
Funding of structured stock repurchase programs	(54,000)	(50,000)
Funds received from structured stock repurchase
programs including gains	3,210	22,343
Payments on capital lease obligations	(34)	(132)
Payment on long-term debt	—	(68)
Other	(150)	789

Net cash used for financing activities	(57,898)	(38,770)

Net decrease in cash and cash equivalents	(34,432)	(279,391)
Cash and cash equivalents at beginning of period	75,396	329,162

Cash and cash equivalents at end of period	$40,964	$49,771

Supplementary cash flow disclosure:
Cash paid for:
Interest	$86	$64

Income taxes	$861	$623

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

Changes to Previously Announce Fiscal 2006 Third Quarter Results

On January 25, 2006, the Company announced its fiscal 2006 third quarter results. Subsequent to the announcement, the Company received information from the Investment Center in Israel, which removed a substantial portion of a tax contingency the Company had previously recorded to account for certain exposures related to the tax holiday status of its subsidiary. As a result, the Company has increased the income tax benefit it previously reported in the third quarter by $1.1 million and is revising the previously reported net loss of $(534,000) to net income of $584,000. The previously reported basic and diluted earnings or loss per share of $0.00 for the three months ended December 31, 2005 remained unchanged by this adjustment. In addition, the previously reported net loss of $(11.2) million or $(0.04) per share for the nine months ended December 31, 2005 was revised to reflect a net loss of $(10.0) million or $(0.03) per share.

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

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below are the assumptions used and a pro forma illustration of the effect on net income (loss) and net income (loss) per share if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25. In arriving at an option valuation, the Black-Scholes model considers, among other factors, the expected life of the option and the expected volatility of the Company’s stock price.

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plans reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options				Employee Stock Purchase Plan
	Three Months Ended December 31,		Nine Months Ended December 31,		Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Expected life (years)	4.0	4.0	3.1	4.0	1.4	1.4	1.33	1.4
Volatility	0.49	0.93	0.52	0.95	0.61	0.97	0.64	0.98
Risk-free interest rate	4.4%	3.3%	4.0%	3.8%	3.1%	1.8%	2.9%	1.7%
Dividend yield	0%	0%	0%	0%	0%	0%	0%	0%
Weighted average fair value per share	$1.09	$2.42	$1.12	$2.64	$1.48	$2.16	$1.50	$2.19

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information under SFAS 123 and SFAS 148 was as follows (in thousands, except for per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income (loss)—as reported	$584	$(81,892)	$(10,044)	$(122,035)
Plus: Reported stock-based compensation	1,458	1,975	4,443	7,731
Less: Fair value stock-based compensation	(8,661)	(22,834)	(23,380)	(86,310)

Net loss—pro forma	$(6,619)	$(102,751)	$(28,981)	$(200,614)

Reported basic net income (loss) per share	$0.00	$(0.27)	$(0.03)	$(0.39)

Reported diluted net income (loss) per share	$0.00	$(0.27)	$(0.03)	$(0.39)

Pro forma basic and diluted net loss per share	$(0.02)	$(0.33)	$(0.10)	$(0.65)

The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), and SAB No. 107, Share-Based Payment, in the three months ended December 31, 2005, the Company refined its volatility assumption from 0.53% to 0.49% based on historical data over the estimated life of the options. The Company believes that its current assumptions generate a more representative estimate of fair value.

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

Derivative Financial Instruments

The Company has used foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. At December 31, 2005, the Company did not have any open foreign exchange contracts. The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	December 31, 2005	March 31, 2005
Accounts receivable	$24,174	$30,385
Less: allowance for bad debts	(1,784)	(1,784)

	$22,390	$28,601

Inventories (in thousands):

	December 31, 2005	March 31, 2005
Finished goods	$12,015	$9,754
Work in process	5,300	7,095
Raw materials	3,333	1,165

	$20,648	$18,014

Other current assets (in thousands):

	December 31, 2005	March 31, 2005
Litigation insurance receivable	$—	$32,947
Deposits	1,099	2,366
Prepaid expenses	11,507	13,689
Other	2,393	2,446

	$14,999	$51,448

Property and equipment (in thousands):

	Useful Life	December 31, 2005	March 31, 2005
	(in years)
Machinery and equipment	5-7	$40,499	$42,906
Leasehold improvements	1-15	11,289	11,676
Computers, office furniture and equipment	3-7	76,917	80,353
Buildings	31.5	5,954	5,860
Land	N/A	12,202	12,202

		146,861	152,997
Less accumulated depreciation and amortization		(108,624)	(108,536)

		$38,237	$44,461

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	December 31, 2005			March 31, 2005
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,401,662	$(3,974,186)	$427,476	$4,401,662	$(3,974,186)	$427,476
Developed technology	413,500	(345,050)	68,450	413,500	(331,031)	82,469
Backlog/customer relationships	3,600	(3,470)	130	3,600	(3,282)	318
Patents/core technology rights/tradename	59,200	(38,242)	20,958	59,200	(34,949)	24,251

	$4,877,962	$(4,360,948)	$517,014	$4,877,962	$(4,343,448)	$534,514

As of December 31, 2005, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal year 2006	$3,625	$1,108	$4,733
Fiscal year 2007	14,500	4,430	18,930
Fiscal year 2008	14,500	4,430	18,930
Fiscal year 2009	13,950	4,429	18,379
Fiscal year 2010	10,500	3,169	13,669
Thereafter	11,375	3,522	14,897

Total	$68,450	$21,088	$89,538

Other accrued liabilities (in thousands):

	December 31, 2005	March 31, 2005
Accrued warranty and excess purchase commitments	$6,256	$6,828
Current tax liabilities	872	2,697
Restructuring liabilities	2,062	2,699
Excess lease liability	—	4,769
Litigation settlement liability	—	60,000
Other	12,099	10,114

	$21,289	$87,107

Interest income, net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Interest income	$4,190	$4,284	$12,499	$12,592
Net realized gains (losses) from short-term investments	101	508	(689)	2,063
Interest expense	(40)	(12)	(86)	(64)

	$4,251	$4,780	$11,724	$14,591

Other income (expense), net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net gains on disposals of property and equipment	$—	$—	$4	$—
Sublease income	25	—	25	—
Gain from the sale of strategic investment	671	—	671	—
Foreign currency loss	(7)	—	(543)	—

	$689	$—	$157	$—

Net income (loss) per share:

Shares used in basic net income (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income (loss) per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. The reconciliation of shares used to calculate basic and diluted net income (loss) per share consists of the following (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income (loss)	$584	$(81,892)	$(10,044)	$(122,035)

Shares used in net income (loss) per share computation:
Weighted average common shares outstanding	297,119	307,729	302,974	309,792
Net effect of dilutive common share equivalents based on treasury stock method	1,930	—	—	—

Shares used in diluted net income (loss) per share computations	299,049	307,729	302,974	309,792

Basic net income (loss) per share	$0.00	$(0.27)	$(0.03)	$(0.39)

Diluted net income (loss) per share	$0.00	$(0.27)	$(0.03)	$(0.39)

Because the Company incurred losses for the nine months ended December 31, 2005 and for the three and nine months ended December 31, 2004, the effect of dilutive securities totaling 1.5 million equivalent shares for the nine months ended December 31, 2005, respectively, and 3.1 million and 4.0 million equivalent shares for the three and nine months ended December 31, 2004, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

3. RESTRUCTURING CHARGES

Over the last several years, the Company has undertaken significant restructuring activities in an effort to reduce operating costs. The Company has initiated several restructuring programs. A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2005	$697	$2,002	$—	$2,699
Charge to expense	1,450	974	2,611	5,035
Cash payments	(1,803)	(928)	—	(2,731)
Noncash write-off	—	—	(2,804)	(2,804)
Adjustments	(8)	(322)	193	(137)

Liability, December 31, 2005	$336	$1,726	$—	$2,062

The following tables provide detailed activity related to the three most recent restructuring programs during the nine months ended December 31, 2005 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
April 2003 Restructuring Program
Liability, March 31, 2005	$—	$1,801	$—	$1,801
Cash payments	—	(566)	—	(566)
Adjustments	—	(383)	—	(383)

Liability, December 31, 2005	$—	$852	$—	$852

November 2004 Restructuring Program
Liability, March 31, 2005	$697	$201	$—	$898
Cash payments	(311)	(262)	—	(573)
Noncash write-off	—	—	(193)	(193)
Adjustments	(50)	61	193	204

Liability, December 31, 2005	$336	$—	$—	$336

July 2005 Restructuring Program
Charge to expense	$1,450	$974	$2,611	$5,035
Cash payments	(1,492)	(100)	—	(1,592)
Noncash write-off	—	—	(2,611)	(2,611)
Adjustments	42	—	—	42

Liability, December 31, 2005	$—	$874	$—	$874

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

In November 2004, the Company implemented another workforce reduction and realignment. The November 2004 workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring the Company’s operations, consolidating its facilities and reducing its workforce. The restructuring consisted of the elimination of approximately 150 employees, or 20% of the workforce, the closure of the Israel facility and consolidating other locations. As a result of the November 2004 restructuring, the Company recorded a charge of approximately $9.1 million, consisting of $4.4 million for employee severances, $4.2 million for property and equipment write-offs, and $500,000 for the closure of the Israel facility and abandonment of certain leased property.

In July 2005, the Company implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 40 employees, or 5% of the workforce, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring, the

Company recorded a charge of approximately $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of San Diego facilities. The Company anticipates saving approximately $4.0 million annually, as a result of this restructuring program.

4. COMPREHENSIVE INCOME OR LOSS

The components of comprehensive income or loss, net of tax, are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Net income (loss)	$584	$(81,892)	$(10,044)	$(122,035)
Change in net unrealized loss on short-term investments	(3,608)	(1,931)	(2,696)	(7,724)
Foreign currency translation adjustment	(59)	693	(260)	789

Comprehensive loss	$(3,083)	$(83,130)	$(13,000)	$(128,970)

5. STOCKHOLDERS’ EQUITY

On August 12, 2004, the Company’s board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. During the three months ended December 31, 2005, the Company repurchased 4.0 million shares of its common stock for approximately $9.9 million on the open market. These shares were retired upon delivery to the Company.

The Company also utilizes structured stock repurchase agreements to buy back shares which are prepaid written put options on the Company’s common stock. The Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-determined price, the Company will have its investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement inception. Any cash received, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.”

During the three months ended December 31, 2005, the Company purchased a total of 9.5 million shares of its common stock from it open market transactions and its structure stock repurchase program. These shares were retired upon delivery to the Company.

During the three months ended December 31, 2005, five structured stock repurchase agreements settled with the Company receiving $3.2 million in cash and 5.5 million shares of its common stock at an effective purchase price of $2.52 per share. At December 31, 2005, two open agreements mature in January in which the Company could receive up to $8.9 million in cash or the delivery of up to 3.2 million of its common stock, or a combination of cash and shares.

In addition, during the three months ended December 31, 2005, the Company entered into five structured stock repurchase agreements totaling $17.5 million that have varying maturities through May 2006. Under these new agreements, the Company could receive up to $19.4 million in cash or the delivery of up to 7.2 million shares of its common stock, or a combination of cash and shares.

6. CONTINGENCIES

Since 1993, the Company has been named as a potentially responsible party, or PRP, along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. The Company is a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical site, for which the Company has accrued approximately $100,000. In September 2000, the Company entered into a consent decree with the Environmental Protection Agency, pursuant to which the Company agreed to fund its proportionate share of the initial remediation efforts at the Omega Chemical site. The Company believes the amounts accrued are adequate to cover its proportionate share.

In September 2003, Silvaco Data Systems filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara, Silvaco Data Systems v. Applied Micro Circuits Corporation, case no. 103CV005696. In its complaint, Silvaco claims that the Company misappropriated trade secrets and engaged in unfair business practices by using software licensed to the Company by Circuit Symantics, Inc. The Company filed an answer denying Silvaco’s allegations. The court has ordered the parties to mediate the dispute, and a mediation is now set for March 6, 2006. The court has not set a trial date. The Company believes that the allegations in this lawsuit are without merit and intends to defend against the lawsuit vigorously.

In April 2005, Cicada Semiconductor Corporation, a Delaware corporation and now a wholly owned subsidiary of Vitesse Semiconductor Corporation, filed a complaint against the Company and other unknown defendants in the Superior Court of the State of California in the County of San Diego. Cicada Semiconductor Corporation v. Applied Micro Circuits Corporation, case no. GIC 845887. In its complaint, Cicada alleges that the Company breached a contract to purchase assets from Cicada by failing to make installment payments due under the contract. Cicada’s complaint seeks $2 million in damages plus interest and its attorneys’ fees and costs. In June 2005, the Company filed a cross-complaint against both Cicada and Vitesse. The cross-complaint states claims for breach of contract, breach of the implied covenant of good faith and fair dealing and rescission against Cicada, based on allegations that Cicada failed to perform its obligations under the contract and further breached the contract by assigning its rights and obligations under the contract to Vitesse. The cross-complaint states claims for intentional interference with contract and breach of contract against Vitesse based on allegations that Vitesse interfered with the Company’s contract with Cicada and, separately, failed to pay for certain products ordered from and delivered by the Company. Preliminary settlement negotiations were unsuccessful. The Company’s claims against Vitesse arising from Vitesse’s nonpayment are scheduled for trial in April 2006. The court has ordered the parties to engage in arbitration to resolve certain disputes relating to the Company’s disputes with Cicada. That arbitration is scheduled for June 2006. Subsequent to the arbitration, remaining issues will remain to be litigated before the court; however, no date has been set for the trial of those remaining issues. Discovery has commenced and is ongoing.

Several litigation matters are discussed below involving JNI Corporation, which became a wholly owned subsidiary of the Company in October 2003.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead case no. 01 cv 0557 J (NLS). The first consolidated and amended complaint contained allegations that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about JNI’s business and operating results in violation of the Securities Exchange Act of 1934, and also included allegations that defendants made false statements in JNI’s public offering of common stock in October 2000. In March 2003, the court dismissed the action with prejudice. In April 2004, plaintiffs filed a notice of appeal. The appeal has been fully briefed and the case was orally argued on December 7, 2005.

In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In January 2004, the plaintiff filed a notice of appeal. A motion to dismiss the appeal was filed by the defendants on the grounds that the plaintiff had lost standing because he no longer owned JNI shares. On October 20, 2005, the court dismissed the appeal, finding the plaintiff had no standing to maintain the lawsuit. The California Supreme Court granted review of the Court of Appeal’s decision on January 4, 2006. Plaintiff’s opening brief was due on February 2, 2006. They have requested an additional 60 days to file, but that request has not been acted on by the Court.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act of 1934 in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this court that have come to be known as the “IPO laddering cases.” In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the issuer defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. The Court has granted its preliminary approval of settlement subject to defendants’ agreement to modify certain provisions of the settlement agreements regarding contractual indemnification. JNI has accepted the Court’s proposed modifications. The court has set a hearing for final approval of the settlement for April 24, 2006.

The Company cannot predict the likely outcome of these lawsuits, and an adverse result in any of these lawsuits could have a material adverse effect on the Company.

The Company is also party to various claims and legal actions arising in the normal course of business, including employee disputes and notification of possible infringement on the intellectual property rights of third parties.

7. RELATED PARTY TRANSACTIONS

From time to time the Company chartered an aircraft for business travel from an aircraft charter company, which managed an aircraft owned by a company that AMCC’s former chief executive officer controlled. The Company expensed a total of $0 in the three and nine months ended December 31, 2005 and $200,000 and $600,000 in the three and nine months ended December 31, 2004. These amounts were within the limits on such expenses approved by the board of directors. The board of directors discontinued this practice during the fourth quarter of fiscal year 2005.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2005 and 2004. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Risk factors. This section provides a description of risk factors that could adversely affect our business, results of operations, or financial condition.

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

OVERVIEW

AMCC provides semiconductor and board level products that are the essential building blocks for processing, transporting and storing digital information worldwide. The company blends systems and software expertise with high-performance, high-bandwidth silicon integration to deliver silicon, hardware and software solutions for global wide area networks (WAN), embedded applications such as PowerPC and programmable system on a chip architectures, storage area networks (SAN), and high-growth storage markets such as Serial ATA (SATA) RAID. AMCC’s corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Over the last several years, we have undertaken significant restructuring activities in an effort to reduce operating costs and focus the activity of the company on profitable growth opportunities. In addition, in an effort to diversify our customer base and markets that we serve, we have also made several acquisitions. In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line, or the PRS Business, for approximately $51 million in cash to complement our existing communications products portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI Corporation, a provider of Fibre Channel hardware and software products that are critical elements of storage networks, for approximately $196.4 million in cash. In April 2004, we completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions, for a purchase price of approximately $145 million in cash. In May 2004 and December 2004, we acquired intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC® standard products, or the Embedded Products Business, for approximately $232 million in cash. The PowerPC 400 series product line targets Internet, communication, data storage, consumer and imaging applications.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three and nine months ended December 31, 2005 were approximately $65.2 million and $194.9 million, respectively, representing increases of 6.8% and 2.8% from net revenues of approximately $61.1 million and $189.6 million for the three and nine months ended December 31, 2004, respectively. We classify our revenues into categories based on markets that the underlying products serve. The categories are Communications, Storage and Embedded. We use this information to analyze the performance and success in these markets. The increases in total net revenues were primarily attributable to increases in our communications and embedded products revenues offset by a decrease in our storage revenues and other revenues. See the following tables (dollars in thousands):

	Three Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$31,768	48.7%	$30,534	50.0%	$1,234	4.0%
Storage	11,714	18.0%	12,886	21.1%	(1,172)	(9.1)%
Embedded Products	21,125	32.4%	16,847	27.6%	4,278	25.4%
Other	636	1.0%	814	1.3%	(178)	(21.9)%

	$65,243	100.0%	$61,081	100.0%	$4,162	6.8%

	Nine Months Ended December 31, 2005
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$99,028	50.8%	$95,712	50.5%	$3,316	3.5%
Storage	38,372	19.7%	38,691	20.4%	(319)	(0.8)%
Embedded Products	52,721	27.1%	47,432	25.0%	5,289	11.2%
Other	4,730	2.4%	7,717	4.1%	(2,987)	(38.7)%

	$194,851	100.0%	$189,552	100.0%	$5,299	2.8%

The communication revenue increased largely due to an increase in the volume of our communication products and the embedded products revenue increased primarily due to an increase in average price of the products sold and to the introduction of new products. Storage revenue decreased due to the phase out of the FibreChannel host bus adaptor products offset by an increase in volume of our RAID products. In fiscal 2005, we discontinued our FibreChannel host bus adaptor products. These products accounted for a significant portion of our storage revenues in fiscal 2005 and though we continue to ship these products, the revenue from sales of these products has declined significantly.

As a result of our efforts to reduce ongoing operating expenses, we have focused our product development efforts on higher growth opportunities (“focus” products) and defocused our product development efforts away from certain legacy product (“nonfocus” products). Product areas we have focused on are products that process, transport and store information. Our process technology products focus on utilizing our sixth generation of Network Processor cores and our PPC portfolio to meet the needs of the converged IP/Ethernet network while the transport technology products focus on Metro Ethernet, Triple Play access technologies and Error Correction solutions. The storage technology products address the needs of mass storage based on high performance sequential I/O. The nonfocus product areas are our legacy switching products, ASICS, Fibre Channel HBAs, SAN IC’s, Pointer Processors, and legacy framers. We expect the revenues from our nonfocus products to continue to decline in the future. The following table illustrates revenue from our focus and nonfocus areas (dollars in thousands):

	Three Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Focus	$52,877	81.0%	$45,514	74.5%	$7,363	16.2%
Nonfocus	12,366	19.0%	15,567	25.5%	(3,201)	(20.6)%

	$65,243	100.0%	$61,081	100.0%	$4,162	6.8%

	Nine Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Focus	$151,260	77.6%	$136,322	71.9%	$14,938	11.0%
Nonfocus	43,591	22.4%	53,230	28.1%	(9,639)	(18.1)%

	$194,851	100.0%	$189,552	100.0%	$5,299	2.8%

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three and nine months ended December 31, 2005 and 2004 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Avnet	24%	21%	19%	19%
Sanmina	14%	*	11%	*

On July 5, 2005, Avnet acquired Insight Electronics. For purposes of the table above, the shipments to Insight Electronics and Avnet were retroactively combined for all periods presented.

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in the three and nine months ended December 31, 2005 and 2004 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Nortel Networks Corporation	13%	11%	12%	10%

*	Less than 10% of total net revenues for period indicated.

Revenues based on direct shipments outside the United States of America accounted for 58% and 55% of net revenues for the three and nine months ended December 31, 2005, compared to 48% and 50% for the three and nine months ended December 31, 2004.

Gross Profit. The following tables present net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Net revenues	$65,243	100.0%	$61,081	100.0%	$4,162	6.8%
Cost of revenues	30,017	46.0%	30,159	49.4%	(142)	(0.5)%

Gross profit	$35,226	54.0%	$30,922	50.6%	$4,304	13.9%

	Nine Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Net revenues	$194,851	100.0%	$189,552	100.0%	$5,299	2.8%
Cost of revenues	91,943	47.2%	93,180	49.2%	(1,237)	(1.3)%

Gross profit	$102,908	52.8%	$96,372	50.8%	$6,536	6.8%

The increase in gross profit for the three and nine months ended December 31, 2005 was primarily attributable to the increase in net revenues for those periods and to the decrease of $2.4 million and $6.3 million, respectively, of amortization in purchased intangibles included in our cost of revenues partially offset by an unfavorable change in the mix of our products sold.

The standard gross margin of our storage and embedded products are lower on average than the standard gross margin of our communications products on average. We expect the storage and embedded products to become a higher percentage of the overall revenue. This anticipated change in the mix of our revenue will have an unfavorable impact on the gross margin.

The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2005 was $3.6 million and $14.0 million, respectively, compared to $6.1 million and $20.3 million, respectively, for the three and nine months ended December 31, 2004. Based on the amount of capitalized purchased intangible assets on the balance sheet as of December 31, 2005, we expect amortization expense for purchased intangibles charged to cost of revenues to be $17.6 million in fiscal 2006, $14.5 million in fiscal 2007, and $50.3 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses. The following tables present research and development and selling, general and administrative expenses for the three and nine months ended December 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Research and development	$22,775	34.9%	$31,411	51.4%	$(8,636)	(27.5)%
Selling, general and administrative	$14,239	21.8%	$15,887	26.0%	$(1,648)	(10.4)%

	Nine Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Research and development	$68,910	35.4%	$94,103	49.6%	$(25,193)	(26.8)%
Selling, general and administrative	$44,133	22.6%	$45,563	24.0%	$(1,430)	(3.1)%

Research and Development. Research and development, or R&D, expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expenses of 27.5% and 26.8%, respectively, for the three and nine months ended December 31, 2005 compared to the three and nine months ended December 31, 2004, was primarily due to lower payroll and related benefits expense of $3.7 million and $9.9 million, respectively, resulting from our workforce reductions and lower design costs, software and equipment depreciation costs, and subcontracting costs of approximately $4.9 million and $15.3 million, respectively, resulting from our restructuring initiatives. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications, storage and embedded products. Currently, R&D expenses are focused on the development of communications, storage, and embedded products and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Since the start of fiscal 2003, we have invested a total of approximately $432 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications, storage and embedded products. For most products developed by us, due to their complexity and the complexity of our customers’ equipment and software qualification efforts, it often takes several years to complete development and deployment of our products. We have not yet generated significant revenues from many of these new products for two additional reasons. First, the downturn in the telecommunications market severely impacted many customers and resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced. Second, as a result of restructuring activities, we have discontinued development of several products and slowed down development of other new products as we realized that demand for these products would not materialize as originally anticipated.

Selling, General and Administrative. Selling, general and administrative, or SG&A, expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 10.4% and 3.1%, respectively, for the three and nine months ended December 31, 2005 compared to the three and nine months ended December 31, 2004, were primarily due to lower personnel-related expense of approximately $900,000 and $400,000, respectively, and lower facilities rents, equipment, outside services and travel of $750,000 and $1.0 million, respectively. The future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation. The following tables present stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities for the three and nine months ended December 31, 2005 and 2004, all of which were excluded from those operating expenses (dollars in thousands):

	Three Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Research and development	$654	1.0%	$752	1.2%	$(98)	(13.0)%
Selling, general and administrative	783	1.2%	876	1.4%	(93)	(10.6)%

	$1,437	2.2%	$1,628	2.7%	$(191)	(11.7)%

	Nine Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Research and development	$2,024	1.0%	$2,699	1.4%	$(675)	(25.0)%
Selling, general and administrative	2,351	1.2%	4,401	2.3%	(2,050)	(46.6)%

	$4,375	2.2%	$7,100	3.7%	$(2,725)	(38.4)%

Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Stock-based compensation charges, including amounts charged to cost of revenues, were $1.5 million and $4.4 million for the three and nine months ended December 31, 2005, respectively, compared to $2.0 million and $7.7 million for the three and nine months ended December 31, 2004, respectively. We currently expect to record amortization of deferred compensation with respect to these assumed options of approximately $1.4 million in the remaining three months ending March 31, 2006, $2.8 million in fiscal 2007, and $152,000 in fiscal 2008. These charges could be reduced as a result of employee turnover and could change upon adoption of SFAS 123(R). Acquisitions of businesses may result in substantial additional on-going costs. Such charges may cause fluctuations in our interim or annual operating results.

Acquired In-process Research and Development. For the nine months ended December 31, 2004, we recorded $13.4 million of IPR&D resulting from the acquisition of 3ware and the Embedded Products Business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the 3ware acquisition was made up of two projects that were 42% and 25% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $3.0 million, and the discount rate applied to calculate the IPR&D charge was 30% and 35%, respectively. The IPR&D charge related to the Embedded Products Business acquisition was made up of three projects, which were between 42% and 69% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $9.1 million. The discount rate applied to calculate the IPR&D charge ranged from 25% to 30%. There can be no assurance that acquisitions of businesses, products or technologies by us in the future will not result in substantial charges for acquired IPR&D that may cause fluctuations in our interim or annual operating results.

Restructuring Charges. The following tables present restructuring charges for the three and nine months ended December 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Restructuring Charges	$1,339	2.1%	$8,079	13.2%	$(6,740)	(83.4)%

	Nine Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Restructuring Charges	$4,898	2.5%	$8,389	4.4%	$(3,491)	(41.6)%

In July 2005, we implemented a restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 40 employees, or 5% of the workforce, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring, during the nine months ending December 31, 2005, we recorded a charge of approximately $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of San Diego facilities. We anticipate saving approximately $4.0 million annually, as a result of this restructuring program.

In November 2004, we implemented another restructuring program. The November 2004 restructuring program was implemented as a means to reduce ongoing operating expenses by restructuring our operations, consolidating our facilities and reducing our workforce. The restructuring consisted of the elimination of approximately 150 employees, or 20 percent of our workforce, the closure of our Israel facilities and consolidating other locations. As a result of the November restructuring, we recorded a charge of approximately $9.1 million, consisting of $4.4 million for employee severances, $4.2 million for property and equipment write-offs, and $500,000 for the closure of our Israel facility and abandonment of certain leased property.

Interest and Other Income (Expense), net. The following tables present interest and other income (expense), net for the three and nine months ended December 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$4,251	6.5%	$4,780	7.8%	$(529)	(11.1)%
Other income (expense), net	$689	1.1%	$—	—%	$689	—

	Nine Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$11,724	6.0%	$14,591	7.7%	$(2,867)	(19.6)%
Other income (expense), net	$157	0.0%	$—	—%	$157	—

Interest Income, net. Interest income, net reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease for the three and nine months ended December 31, 2005 is primarily due to lower coupon interest from lower cash and short-term investment balances as well as increased net realized losses on the sales of short-term investments.

Other Income (Expense), net. Other income (expense), net for the three and nine months ended December 31, 2005 includes net gains on sale of strategic equity investment and the disposals of property and equipment offset by realized losses on foreign currency hedges.

Income Taxes. The following tables present our income tax expense (benefit) for the three and nine months ended December 31, 2005 and 2004 (dollars in thousands):

	Three Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Income tax expense (benefit)	$(1,315)	(2.0)%	$2,526	4.1%	$(3,841)	(152.1)%

	Nine Months Ended December 31,
	2005		2004
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Income tax expense (benefit)	$(964)	(0.5)%	$2,861	1.5%	$(3,825)	(133.7)%

Our income tax benefit relates to the reversal of a $1.1 million tax contingency at our Israeli subsidiary in the three and nine months ended December 31, 2005. The contingency was originally set up in fiscal 2005 when we made a decision to exit our operations in Israel and we violated the terms of a tax holiday in that country. As the result of a letter we received from the Israeli authorities, which cleared us of any tax exposure, we have reversed the contingent accrual.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2005, our principal source of liquidity consisted of $350.8 million in cash, cash equivalents and short-term investments. Working capital as of December 31, 2005 was $347.4 million. Total cash, cash equivalents, and short-term investments decreased by $72.6 million during the nine months ended December 31, 2005 primarily as a result of the use of $50.8 million to fund our structured stock repurchase program, $9.9 million to repurchase stock on the open market, $3.5 million to purchase a strategic equity investment, $6.7 million to purchase property, equipment and other assets, and $1.9 million to fund our operating activities. Included in the cash flows was the repurchase of 9.5 million shares from open market transactions and structured stock repurchase agreements totaling $23.9 million which occurred during the three months ended December 31, 2005. At December 31, 2005, we had contractual obligations not included on our balance sheet totaling $50.5 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the nine months ended December 31, 2005, we used $1.9 million of cash for our operations compared to using $14.8 million from our operations in the nine months ended December 31, 2004. Our net loss of $10.0 million for the nine months ended December 31, 2005 included $34.8 million of non-cash charges consisting of $10.1 million of depreciation, $17.5 million of amortization of purchased intangibles, $4.4 million of stock-based compensation charges, and $2.8 million of non cash restructuring charges. Included in operating cash flows for the nine months ended December 31, 2005 was the payment of $29.3 million for the settlement of our shareholder litigation in April 2005. The remaining change in operating cash flows for the nine months ended December 31, 2005 primarily reflected increases in inventories and accounts payable offset by decreases in accounts receivables, other assets, accrued payroll and other accrued liabilities, and deferred revenue. Net cash provided by operations for the nine months ended December 30, 2004 primarily reflected our operating results before non-cash charges, as well as an increase in inventories, other assets, and accrued payroll and other accrued liabilities, offset by decreases in accounts receivable, accounts payable, and deferred revenue.

We generated $25.4 million of cash from investing activities during the nine months ended December 31, 2005, compared to using $225.8 million during the nine months ended December 31, 2004. The inflow of cash for the nine months ended December 31, 2005 primarily reflected proceeds from sales and maturities of short-term investments, offset by purchases of short term and strategic investments, property, equipment and other assets. The use of cash for the nine months ended December 31, 2004 primarily reflected the net cash paid for acquisitions and the purchase of land and a building in Andover, Massachusetts, offset by proceeds from the sale of short-term investments.

We used $57.9 million of cash for the nine months ended December 31, 2005 for financing activities compared to using $38.8 million for the nine months ended December 31, 2004. The major financing uses of cash for the nine months ended December 31, 2005 were the repurchase of our common stock, and the funding of our structured stock repurchase agreements offset by the proceeds from the exercise of our common stock options and issuance of shares under our ESPP plan. The major financing uses of cash for the nine months ended December 31, 2004 was related to the repurchase of company stock and the funding of structured stock repurchase agreements offset by the proceeds from the exercise of common stock options and issuance of shares under our ESPP plan.

During the three months ended December 31, 2005, we repurchased 4.0 million shares of our common stock for approximately $9.9 million on the open market. These shares were retired upon delivery to us. During fiscal 2005, we repurchased 7.9 million shares of our common stock for approximately $24.4 million on the open market or through structured stock repurchase agreements. These shares were retired upon delivery to us.

During the three months ended December 31, 2005, five structured stocks repurchase agreements settled with us receiving $3.2 million in cash and 5.5 million shares of our common stock at an effective purchase price of $2.52 per share. At December 31, 2005, two open agreements mature in January in which we could receive up to $8.9 million in cash or the delivery of up to 3.2 million of our common stock, or a combination of cash and shares.

In addition, during the three months ended December 31, 2005, we entered into five additional structured stock repurchase agreements totaling $17.5 million that have varying maturities through May 2006. Under these new agreements, we could receive up to $19.4 million in cash or the delivery of up to 7.2 million shares of our common stock, or a combination of cash and shares.

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

The following table summarizes our contractual obligations not included on the balance sheet as of December 31, 2005 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Three months ending March 31, 2006	$2,383	$27,147	$29,530
Fiscal year 2007	6,244	—	6,244
Fiscal year 2008	6,644	—	6,644
Fiscal year 2009	3,744	—	3,744
Fiscal year 2010	2,105	—	2,105
Thereafter	2,249	—	2,249

Total	$23,369	$27,147	$50,516

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers’ products or over-ordering of our products or our customers’ products;

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers’ products;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials including packaging substrates;

•	problems or delays that we and our foundries may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	the impact of potential one time charges related to purchased intangibles;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with compliance with applicable environmental, other governmental or industry regulations including costs to redesign products to comply with those regulations or lost revenue due to failure to comply in a timely manner;

•	the effects of changes in accounting standards, including the recently announced rule requiring the recognition of expense related to employee stock options;

•	costs associated with litigation, including without limitation, attorney fees, litigation judgments or settlements, relating to the use or ownership of intellectual property or other claims arising out of our operations;

•	our ability to identify, hire and retain senior management and other key personnel;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products or our customers’ products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products at our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one of our subcontract manufacturers;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers, which may disrupt our ability to meet our production obligations.

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

We derive a majority of our revenues from sales of IC products and subsystems to technology equipment manufacturers. The technology equipment industry is cyclical and has experienced a significant extended downturn from which it has only recently begun recovery. We cannot predict whether this recovery will continue, and if so, how long this recovery will last, but if it ends, our revenues and profitability will be negatively impacted.

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

Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from United States laws. As a result, our ability to enforce our rights under such agreements may be limited compared with our ability to enforce our rights under agreements governed by laws in the United States.

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

In May 2004, we acquired IBM’s Embedded PowerPC business. In conjunction with that transaction, IBM transferred 51 of its PowerPC employees in France to us. The transfer was made pursuant to the “forced march” provisions of the French Labor Code. In October 2004, the IBM Works Council together with the trade union sued IBM, challenging the transfer of employees to us. In December 2005, the Court of Appeals in France ruled that the IBM PowerPC employees should not have been transferred to us. As a result, all of our PowerPC employees in France can elect to return to IBM. We do not know at this time how many of these employees will elect to return to IBM, but we believe that most, if not all, will elect to return. Although IBM has agreed to provide transitional services to us from the employees who elect to return to IBM as a result of the ruling, the loss of the service of these employees could be detrimental to our product development efforts. If necessary, we will seek permanent replacements for the departing employees. However, we may be unable to locate and recruit qualified employees for these positions and the cost to re-staff the workforce may be significant and time-consuming.

In November 2005, we proposed a reduction in force (RIF) as part of our decision to limit further investment in our PRS business. At the time we proposed the RIF, we anticipated eliminating 45 positions from our offices in France. It was after this proposal was submitted to AMCC’s Employees Works Council that the Court of Appeals in France ruled that all of our PowerPC employees in France could return as employees to IBM. As a result, we have tentatively withdrawn our proposal for the RIF and are actively assessing the impact that the potential loss of the PowerPC employees and the reduction in our PRS investment will have on our overall situation in France. Our decision could result in a further workforce reductions and in the closing of our operations in France entirely, which in turn could result in significant severance costs to us, potential litigation and product development delays.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. At December 31, 2005, we had $517.0 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2005, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $309.8 million and a cost basis of $320.3 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2005 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points			Fair Value as of December 31, 2005	Valuation of Securities Given an Interest Rate Increase of X Basis Points
	(150 BPS)	(100 BPS)	(50 BPS)		(50 BPS)	(100 BPS)	(150 BPS)
Available-for-sale investments	$331,013	$323,699	$316,615	$309,846	$303,441	$297,274	$291,349

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

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of December 31, 2005 (the “Evaluation Date”). Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 6 of the Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended December 31, 2005 (in thousands, except average price per share).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31, 2005	1,942	$2.57	1,942	$149,604
November 1 – November 30, 2005	6,391	$2.50	6,391	$133,657
December 1 – December 31, 2005	1,213	$2.47	1,213	$132,657
Total shares repurchased	9,546	$2.51	9,546	$130,657

(1)	During the three months ended December 31, 2005, we repurchased 4.0 million shares of our common stock for approximately $9.9 million on the open market. These shares were retired upon delivery to us.

During the three months ended December 31, 2005, five structured stocks repurchase agreements settled with us receiving $3.2 million in cash and 5.5 million shares of our common stock at an effective purchase price of $2.52 per share. At December 31, 2005, two open agreements mature in January in which we could receive up to $8.9 million in cash or the delivery of up to 3.2 million of our common stock, or a combination of cash and shares.

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

Date: February 9, 2006

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)