Form 10-K
period 2006-03-31
APPLIED MICRO CIRCUITS CORP
filed 2007-01-10
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2006

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

Registrant’s telephone number, including area code: (408) 542-8600

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Registrant’s common stock on September 29, 2006 as reported on the Nasdaq Global Select Market, was approximately $810,670,838. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

There were 281,826,071 shares of the registrant’s Common Stock issued and outstanding as of December 31, 2006.

APPLIED MICRO CIRCUITS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2006

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in the “Risk Factors” section in Item 1A and elsewhere in this report. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the U.S. Securities and Exchange Commission, known as the “SEC”, in which we report our financial condition and results for the quarter and fiscal year to date. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

In this annual report on Form 10-K, “Applied Micro Circuits Corporation”, “AMCC”, the “Company”, “we”, “us” and “our” refer to Applied Micro Circuits Corporation and all of our consolidated subsidiaries.

EXPLANATORY NOTE

Our Audit Committee has completed a review of our stock option granting practices and accounting. Based on the results of this review, we have concluded that the accounting measurement dates under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), for certain stock option grants awarded during the fiscal years ended March 31, 1999, 2000, 2001 and 2002 differ from the measurement dates previously used to determine any stock-based compensation expense during the six fiscal years ended March 31, 2004 and have determined that we should have recognized approximately $95.2 million of stock-based compensation expense that was not accounted for in our previously issued financial statements. Therefore, we have concluded that our previously issued financial statements and all financial press releases and similar communications issued by us for the periods beginning with the fiscal year ended March 31, 1999 should not be relied upon. We do not intend to amend our previously filed annual reports on Form 10-K for these fiscal years.

We are restating in this report the financial information for each of the fiscal years ended March 31, 1999, 2000, 2001 2002, 2003 and 2004. This report includes cumulative restatements of our stockholders’ equity for these years and the restatement of our consolidated balance sheet as of March 31, 2005. The restatement had no impact on our previously reported cash balances or revenues.

As a result of our failure to file this report and subsequent quarterly reports on a timely basis, we will not be eligible to use Form S-3 to register our securities with the SEC until all reports required under the Securities Exchange Act of 1934 have been timely filed for at least 12 months.

The grants giving rise to the $95.2 million in additional stock-based compensation expense are summarized below:

1) For five grants to executives that were approved by unanimous written consents (“UWCs”) signed by the members of the Compensation Committee, we could not find evidence of an approval of the grants on or before the dates for which we set the exercise price of the options. Also, the signatures on the UWCs were not dated. As a result, the final approval and the new measurement date of each grant were deemed to be the date that we received the last signed UWC counterpart via fax. Three of these grants were executive promotion grants for which we set the exercise price as the closing price on dates following the date of the executive’s promotion. In each case, the exercise price was the lowest closing price for any date between (and including) the executive’s promotion date and the date the last UWC counterpart was received back from the Compensation Committee. Our practice at the time was to set the exercise price as the closing price on the employee’s promotion date. These five grants accounted for approximately $3.4 million of the $95.2 million.

2) For one all-employee refresh grant, the “employee allocations” i.e. the number of options to be granted to each individual employee, were not finalized until nine days after the grant was approved by the Compensation Committee. For this grant, we utilized the date the employee allocation list was finalized as the new measurement date. This grant accounted for approximately $1.0 million of the $95.2 million.

3) On one occasion, we set the exercise price for an option to an executive new hire prior to the date the executive began working as a full-time employee. This grant accounted for approximately $14.2 million of the $95.2 million. This grant was approved using the UWC signed by the Compensation Committee. The UWC counterparts were not received back until two months after the offer was accepted and one month after the executive began working as a full-time employee. We measured this grant using the date the last UWC counterpart was received back from the Compensation Committee. The exercise price of this grant was originally set lower than the closing price on the date the employee began employment and was also lower than the closing price on the new measurement date. This grant is in addition to the five grants mentioned above in the first category.

4) On two occasions, we granted options (to both executives and non-executive employees) with exercise prices equal to the closing price of our common stock on the date before the grant was approved. Our predominant practice was to use the closing price on the day of the grant. Upon review, we concluded that the appropriate measurement date was on the date of the grant. These grants accounted for approximately $27.0 million of the $95.2 million.

5) For one all-employee refresh grant, the Compensation Committee appears to have permitted management to select the grant date and therefore the exercise price within a specified future time period (the “Open Period”). There is no evidence indicating that the grant date was selected prior to the last day of the Open Period. As a result, for accounting purposes, we have used a new measurement date equal to the last day of the Open Period. The exercise price was lower than the remeasured price at the end of the open period. This grant accounted for approximately $16.2 million of the $95.2 million.

6) For three grants to executives, eight grants to non-executives and a grant made in connection with an October 2000 acquisition, we concluded that management changed the exercise prices of the options after the option grants were approved, but before they were processed to take advantage of lower closing prices that occurred within a few days after the approved grant date. We have applied variable accounting to these awards, which accounted for approximately $33.5 million of the $95.2 million.

The facts and circumstances surrounding the six categories listed above have been, and continue to be, the subject of investigations by the Enforcement Division of the SEC and the United States Attorney’s Office for the Southern District of California. The Company intends to fully co-operate in both investigations.

During the course of the investigation, the Audit Committee did not observe any other accounting issues of concern. In addition, at the conclusion of the investigation, the Audit Committee’s advisors performed a key word email search for other accounting issues in the historical email records of key finance personnel and did not identify any issues of concern.

None of the members of the management team involved in the granting of options giving rise to the restatement is currently employed with or providing services to the Company. We found our current equity award processes and procedures are appropriate and provide effective controls.

	Additional Stock-Based Compensation Expense by Category
	1999	2000	2001	2002	2003	2004	Total
	(in thousands)
Category 1	$—	$—	$402	$3,007	$—	$—	$3,409
Category 2	—	—	—	918	22	25	965
Category 3	—	1,016	4,063	4,062	4,063	1,016	14,220
Category 4	—	6,453	3,188	17,261	34	16	26,952
Category 5	—	—	—	10,382	5,777	—	16,159
Category 6	55	20,204	14,240	(254)	(765)	—	33,480

Pre-tax stock-based compensation expense adjustments	55	27,673	21,893	35,376	9,131	1,057	95,185
Income tax benefit attributable to adjustments	—	10,181	5,515	5,171	—	—	20,867

Net impact	$55	$17,492	$16,378	$30,205	$9,131	$1,057	$74,318

Impact of Judgments and Interpretations on Restatement Values

In calculating the amount of incremental stock-based compensation expense to record, we had to make certain interpretations and assumptions and draw certain conclusions from and regarding the internal investigation findings. There is the risk that the interpretations and assumptions we made could be disputed by others after the fact or that we did not draw the correct conclusions from the findings. There is a further risk that the investigation findings themselves were inaccurate or incomplete. All of these risks are particularly acute where there was incomplete documentation. Where we had incomplete documentation, we considered the guidance provided by the Office of the Chief Accountant of the SEC, pursuant to a letter dated September 19, 2006 (the “Chief Accountant’s letter”). Specifically, we used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.

Incomplete documentation was an issue with respect to the grants described in categories 1, 3, 5 and the executive and acquisition grants described in category 6. Because we could find no clear and definitive documentation regarding when the grants were made, and in the case of the executive and acquisition grants in category 6, why the exercise price of these grants were set on a day other than the day they would be set under our established practice, we chose alternative dates as described above.

The lack of documentation was also an issue in determining the date on which employee grant allocations became fixed and final in the case of refresh grants (refresh grants are our annual or semi-annual grants to all employees, which usually but not always, included executives.) In cases where the documentation supporting the refresh grant allocations was not complete, we employed the guidance provided by the Chief Accountant’s letter and used available documentation as well as other relevant and available facts to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred. From April 1997 to March 31, 2006, we had a practice of annual or bi-annual grants to all employees (usually including executives). In the case of the grant described in category 2, we concluded that the allocation list was not finalized until nine days after the approval date. As a result we remeasured the grant using the date the allocation list was determined to be final.

We had to make certain legal interpretations regarding, among other things, the requirements under Delaware law for the granting of stock options, the effectiveness of actions taken by our Board of Directors and certain of its committees, and the effectiveness and effect of UWCs. We also had to make a number of accounting interpretations, including interpreting various SEC accounting literature and applying those interpretations to our facts and circumstances. For example, for each category discussed above we had to interpret and apply APB 25 and related interpretations. Specifically, we had to make a determination of the correct measurement date which, under APB 25, is defined as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any.” As previously noted, we also considered the guidance provided by the Chief Accountant’s letter in making our determinations.

In the case of category 4, we had to interpret accounting guidance to determine the appropriateness of setting exercise prices for grants using the closing price on the day before the grant approval date. Among the factors we considered was the lack of consistency with which we followed our own practices in pricing grants (day of grant versus day before grant), which may have been employed to take advantage of a lower price within a two-day period.

In the area of legal interpretation, we had to determine the effective date of grants under our process for making new hire and promotion grants to non-executive officers. Under that process, grants were automatically made (and exercise prices set) on the Monday the employee commenced employment or was promoted (or the following Monday if the employment or promotion date was not a Monday). We determined that the effective date of these grants was the Monday on which the grants were automatically made notwithstanding the fact that the UWCs documenting the grant approval sometimes were not signed by the Stock Option Committee until a later date. This conclusion is consistent with the guidance provided in the Chief Accountant’s letter with respect to the effect of inconsequential administrative delays. As discussed in category 6, we changed the exercise price after the options were automatically granted. We have treated these options as having been cancelled and re-granted, resulting in variable accounting.

Underlying the entire restatement are the investigation findings. We had to make numerous assumptions and conclusions in reviewing the evidence presented to us by the Audit Committee’s outside counsel and forensic accountants, including assumptions regarding the veracity of witnesses; the intent behind the wording of certain documents, particularly informal communications such as emails; the date of undated documents; whether documents were received or read by the addressees and the state of mind of persons involved in the granting process. We believe that the Audit Committee and its representatives were thorough in their investigation, careful and measured in assisting us with our assumptions and conclusions. The process of reaching these conclusions was a collaborative process that involved the forensic accountants, the Audit Committee and the current management team. Despite the difficulty of dealing with imperfect data and the resulting judgments we were able to arrive at a collective conclusion.

Some judgments would have made the restatement higher and some would have made it lower. For example, in category 3 of the 6 categories that comprise the results of our stock option granting practices investigation, the executive’s grant could have been evaluated based on his start date consistent with our practice. This would have lowered the $95.2 million aggregate expense by $7.9 million. In this case we ultimately used the date of the UWC as we could find no evidence of a meeting of the minds until the UWC was signed. Another example dealt with the 387 occasions where we made weekly grants. We repriced the eight exceptions noted but if we had used the UWC signature dates as the measurement dates, we would have recognized no compensation cost for the eight and for the other 379 grants we would have recognized an estimated additional $15.4 million of stock-based compensation expense. Not all of the categories present possible ranges of compensation cost as demonstrated by category 2, where the allocation list was not finalized until a later date and the later date was the only viable measurement date. In addition to the judgment applied to the six categories which ultimately resulted in the recording of stock-based compensation, there were other potential issues identified which did not result in the recording of compensation, such as the use of UWC’s by the stock option committee. We did not assess a possible range of exposure on these items, as we concluded the appropriate grant date had been used originally. A review or assessment of the judgments and interpretations applied to the various items resulted in a possible range of compensation cost of $58.3 million to $144.8 million, with our final conclusion resulting in $95.2 million in additional expense.

Tax Impact of Restatement Items

In connection with the restatement of our consolidated financial statements due to stock option adjustments, we recorded deferred tax benefits on the non-cash stock-based compensation expense over the option vesting periods for grants to individuals who were employed in tax jurisdictions where a tax deduction was available. The tax impact of the restatement for stock-based compensation expense reduced the tax provision for fiscal years ended March 31, 2000, 2001, and 2002 by $10.2 million, $5.5 million and $5.2 million, respectively. The aggregate reduction in tax provision of $20.9 million resulted in a $74.3 million restatement net of taxes.

Section 162(m) of the Internal Revenue Code provides limitations which affect the ultimate realization of tax benefits on non-cash stock-based compensation expense for U.S. based executives. In accordance with Section 162(m), non-performance based compensation in excess of $1 million paid to the Chief Executive Officer and the four other listed officers, whose salary is disclosed in the annual proxy for the year in which the salary is paid is not deductible. In order for the limitation to apply the executive must still be employed at the end of the year in which the payment occurs. Section 162(m) also provides that stock options that are in-the money at the time of grant do not qualify as performance based compensation and are potentially subject to the $1 million salary deduction limitation in the year in which the executive exercises the option. The executive’s status as a listed officer in the year of exercise, the amount of total non-performance based compensation received, and whether the executive is still employed at the end of the year of exercise determines whether the limitation applies.

Stock-based compensation expense for non-qualified stock options was assumed to be deductible subject to limitations under Section 162(m) of the Internal Revenue Code and local country law. Stock-based compensation expense for incentive stock options were assumed not to be deductible until the year in which the option was exercised and a disqualifying disposition occurred. In the period a disqualifying disposition occurred the income tax benefit was recognized as a credit to income tax expense to the extent the income tax deduction was equal to or less than the book stock-based compensation expense recorded.

In the restated consolidated financial statements, we recorded deferred tax assets for non-cash stock-based compensation expense attributable to non-qualified stock options. The deferred tax assets were recognized in the statement of operations in accordance with the applicable vesting periods of the non-qualified stock options. To the extent actual events were inconsistent with the initial assumption and tax benefits were not ultimately realized, we reversed the recorded tax benefits in the year in which such events occurred. When options were cancelled or expired unexercised, recorded tax benefits were reversed to additional paid in capital to the extent of previous credits to additional paid in capital for excess tax benefits, and then to the income tax provision. If a Section 162(m) limitation was later determined not to apply, the tax benefits was reflected by increasing previously disallowed tax benefits in the year that the Section 162(m) limitation no longer applied by recording a deferred tax asset to the income tax provision on the statement of operations.

Impact on SFAS 123 Disclosure

As a consequence of the stock option adjustment discussed above, the compensation expense that we discussed in our footnotes under the fair value method has been restated. In addition, in October 2001, we announced a Stock Option Exchange program, pursuant to which 29.4 million options were cancelled in November 2001 and replacement options were granted in May 2002. We under-amortized the value of these options because we did not include the incremental amortization associated with the May 2002 re-grant. A table illustrating the impact of the components discussed above is presented in Item 6 of this report.

Additional information on the restatement can be found in this report in:

•	Item 1A, “Risk Factors”;

•	Item 3, “Legal Proceedings”;

•	Item 6, “Selected Financial Data”;

•	Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations”;

•	Item 9A, “Controls and Procedures”; and

•	Note 2, “Restatement of Consolidated Financial Statements” in the “Notes to Consolidated Financial Statements.”

PART I

Item 1.	Business.

Applied Micro Circuits Corporation was incorporated and commenced operations in California in 1979. AMCC was reincorporated in Delaware in 1987. Our principal executive offices are located at 215 Moffett Park Drive, Sunnyvale, California 94089, and our phone number is 408-542-8600. Our website is located at www.amcc.com. The information that can be accessed on or through our website is not intended to be part of this report. Various documents concerning us that are electronically filed with or furnished to the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available, free of charge, on our website. Our common stock trades on the Nasdaq National Market under the symbol “AMCC”.

Overview

AMCC is a leader in semiconductors and printed circuit board assemblies (“PCBAs”) for the communications and storage markets. We design, develop, market and support high-performance integrated circuit (“IC”) products, embedded processors, and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, and gateways, metro transport platforms and core switches and routers. We generate revenues in the communications market primarily through sales of our IC products, embedded processors and PCBAs to original equipment manufacturers (“OEMs”) such as Alcatel, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, JDS Uniphase, Juniper, Lucent, Marconi, NEC, Nortel, Siemens, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity Serial Advanced Technology Attachment (“SATA”) Redundant Array of Integrated Disks (“RAID”) controllers for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage (“NAS”), video and high-performance computing. We generate revenues in the storage market primarily through sales of our SATA RAID controllers through our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, value added resellers (“VARs”), systems integrators and retail consumers.

Industry Background

The Communications Industry

Communications technology has evolved considerably over the last decade due to the substantial growth in the Internet and wireless communications. The emergence of new applications, such as wireless web devices, Voice over Internet Protocol (“VoIP”), video-on-demand, third generation (“3G”) wireless services, as well as the increase in demand for higher speed, higher bandwidth and remote network access, have increased network bandwidth requirements and complexity. The continuing adoption of broadband technology, such as email, instant messaging and e-commerce, and the increasing availability of next-generation wireless devices that incorporate features such as internet browsing, cameras and video recorders is expected to drive additional data traffic through the network infrastructure in the future. The different types of data transmitted at various speeds over the Internet require service providers and enterprises to invest in multi-service equipment that can securely and efficiently process and transport the varied types of network traffic, regardless of whether it is voice traffic or data traffic. To achieve the performance and functionality required by such systems, OEMs must utilize more complex ICs to address both the cost and functionality of a system. As a result of the pace of new product introductions, the proliferation of standards to be accommodated and the costs and difficulty of designing and producing the required ICs, equipment suppliers have increasingly outsourced these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the processing and transport of data. OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, power-efficient ICs.

The increase in volume and complexity of network traffic has led to the development of new technologies for more efficient networks. These technologies provide substantially greater transmission capacity, are less error prone and are easier to maintain than copper networks. These more efficient networks carry high-speed traffic in the form of electrical and optical signals that are transmitted and received by complex networking equipment. To ensure that this equipment and the various networks can communicate with each other, OEMs and makers of semiconductors have developed numerous communications standards and protocols for the industry. For example, the Synchronous Optical Network (“SONET”) standard in North America and Japan and the Synchronous Data Hierarchy (“SDH”) standard in the rest of the world, became the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. With data and video traffic being added in abundance to voice traffic, Asynchronous Transfer Mode (“ATM”) emerged as a transmission protocol complementary to SONET/SDH to optimize bandwidth utilization. Many service providers deploy equipment that handles this protocol because it can support voice, data, video and multimedia applications simultaneously with the ability to provide quality-of-service guarantees. With exponential increases in data traffic and very modest increases in voice traffic, data has become the dominant traffic over all networks today. Internet Protocol (“IP”) is another transport protocol that maintains network information and routes packets across networks. IP packets are larger and can hold more data than ATM cells. IP is becoming increasingly popular as the quality of service for time sensitive packets improves. In addition, access technologies such as 10 Gigabit Ethernet and passive optical networking (“PON”) are increasing the complexity and bandwidth requirements of the network.

The Storage Industry

Storage spending represents a significant percentage of information technology (“IT”) budgets for most enterprises. New regulations such as the Sarbanes-Oxley Act of 2002, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and those governing the finance industry have driven continued strong demand for high-capacity storage within the enterprise and within a wide variety of vertical markets. The volume of data generated and stored digitally has grown dramatically over the last decade and managing that data is one of the most difficult challenges facing IT organizations today. The enormous growth in storage capacities is also impacting the type of storage being implemented. IT managers across industries are considering less expensive storage technologies to stretch their budgets by reassessing their storage needs and implementing topologies and technologies that are appropriate to the criticality of their stored information. New drive interface technologies such as SATA, provide a much lower cost alternative to traditional enterprise drives. SATA disk drives are rapidly being deployed in secondary storage applications such as back up, archival and near-line storage or the storage of infrequently accessed data.

All high-performance storage systems implement RAID technology, which manages the storage and retrieval of information to and from the disk drives in the server or storage device. With the need to ensure data availability for many years beyond its creation, RAID has become a critical application in the data compliance life-cycle. RAID is a technology in which data is stored in a distributed manner across multiple disk drives to improve system performance and to enhance fault tolerance and the ability to survive a hard drive failure. RAID dramatically improves disk access times and provides real time data recovery, with uninterrupted access, when a hard drive fails for increased system uptime and continuous network availability.

AMCC Strategy

AMCC provides the essential building blocks for the processing, transporting and storing of information worldwide. AMCC is a leader in network and embedded PowerPC processing, optical transport and storage solutions. Our products enable the development of converged IP-based networks offering high-speed secure data, high-definition video and high-quality voice for carrier, metropolitan, access and enterprise applications. AMCC provides networking equipment vendors with industry-leading network and communications processing, Ethernet, SONET/SDH and switch fabric solutions.

We have focused our product development efforts on high growth opportunities for processing, transporting, and storing. Our strategy for each of these areas is as follows:

Processing

We are continuing to invest in products based on the Power Architecture. This standard processor architecture, developed by IBM, is the leading architecture within the communications market for high-performance embedded markets. Many of our customers’ products require embedded processing solutions for management, control and data plane functionality. Our products combine the embedded central processing unit (“CPU”) core with peripheral functionality to create optimum solutions for applications such as wireless base-stations, storage controllers, WiFi access points, and network switch and routing products. We also have substantial expertise in special purpose network processing architectures for data path processing. Products based on these architectures are broadly deployed and continue to be designed into major telecommunications and networking equipment. We are developing integrated products that leverage the general purpose embedded processing capabilities of the Power Architecture with the high performance and specialized capabilities of our network processing architectures to create combined data and control plane solutions that are ideally suited for converged IP-based networks. Additionally, due to the general purpose nature of our processors many of our processing products find their way into auxiliary markets such as printers, storage devices and other consumer electronic devices.

Transporting

Our transport technology products historical focus has been on the SONET/SDH optical telecommunications infrastructure where we are a leading vendor. Emerging Metro Ethernet and Residential Triple Play applications such as internet protocol television (“IPTV”) and PON are driving substantial investments in optical infrastructure deployments. These new deployments are increasingly based on Metro or Carrier Class Ethernet at 10 gigabit per second speeds or on PON technologies rather than SONET technology. We are focusing our current transport investments on these high growth market opportunities while continuing to service the SONET/SDH market with a broad portfolio of physical layer (“PHYs”), clock and data recovery (“CDR”), forward error correction (“FEC”) and pointer processor devices.

Storing

The storage technology products deliver high-port count SATA RAID controllers for high-performance, high-capacity storage applications that demand very high levels of data protection. AMCC blends systems and software expertise to deliver highly reliable SATA storage solutions for emerging storage applications such as disk-to-disk backup, near-line storage, NAS, video, and high-performance computing.

Products and Customers

Integrated Communications Products

Our integrated communications products are used in a wide variety of communications equipment, including routers, optical and digital cross connects, next-generation voice and media gateways, add drop multiplexers, multi service provisioning platforms, multi service switches, digital subscriber line access multiplexers (“DSLAMs”) and wireless base stations and access points. We provide our customers with a complete portfolio of IC products, including physical layer products such as transceivers, overhead processing products such as framers and mappers, and higher layer products such as Power Architecture based embedded processors, network processors, traffic managers and switch fabrics.

Physical Layer Products:    Our PHY ICs, transmit and receive signals in a very high-speed serial format and reduce overall system “noise” through the inclusion of highly efficient dispersion compensation methodologies. This low noise capability permits the transmission of signals over greater distances with fewer errors. Our PHY ICs also convert high-speed serial formats to low-speed parallel formats for the framing layer and vice versa. We introduced our first generation of physical layer products in 1993. We have since developed several generations of these products improving cost, power, functionality, and performance. Examples of our PHY ICs include CDR devices, multiplexers and demultiplexers. In fiscal 2006 AMCC introduced the S3157 Gigabit Passive Optical Network (“GPON”) serializer/deserializer (“SERDES”). The S3157 is specifically designed to handle the asymmetric nature of the GPON transmission network. We also introduced the S3165 multi-rate SERDES, a device specifically designed to operate at multiple rates in the SONET/SDH network. We also brought to market the S1220 and S1221 SERDES devices. These two SERDES devices are specifically targeted to operate at the 155MHz (Optical Carrier (“OC”)3/Synchronous Transfer Mode (“STM”)-1) and 622MHz (OC12/STM-4) SONET/SDH rates. We also saw the ramp to production of our two 10 gigabit SERDES devices, the S19235 and the S19237. Our current customers for physical layer products include Alcatel, Ciena, Cisco, Fujitsu, Hitachi, JDS Uniphase, Juniper, Lucent, Marconi, Nortel, Tellabs, Huawei, and ZTE.

Framer and Pointer Processor Products:    Our framing layer ICs transmit and receive signals to and from the physical layer in a parallel format and are used in high-speed transmission equipment such as, multi service provisional platforms (“MSPPs”), add drop multiplexors (“ADMs”), digital and optical cross-connects, edge and core routers, and dense wave division multiplexors (“DWDM”). These ICs support a number of functions, including framing, overhead processing payload synchronization, performance monitoring, forward error correction, and mapping the data payload to/from the transmission format. The framing layer ICs then pass the data either directly to a switch fabric product, which switches the information to its destination, or to a network processor, which further processes the data prior to forwarding it to a switch fabric product. Framing layer ICs also process signals received from the network processing and switching layers for transmission to the physical layer on their return to the optical network. In fiscal 2006 we introduced our Volta Ethernet over SONET/SDH devices and the Rubicon 2.5G and 10G FEC devices. Our current customers for framing layer products include Ciena, Cisco, Lucent, Marconi, NEC, Nortel, Tellabs, Fujitsu, Huawei, and ZTE.

Network Processing and Traffic Manager Products:    Our network processor ICs are programmable processors that receive and transmit signals from and to the framing layer and perform the processing of packet and cell headers, including such functions as real-time parsing, matching and table look-up, as well as bit stream manipulations, such as adding, deleting, substituting, appending and pre-pending. They can perform intelligent packet classification for policy-based network services. Our traffic managers interface with the network processors or are integrated with them and perform the queuing and buffering functions required on packets and cells to provide quality of service support to networks. During fiscal 2006, we brought the nP3700 product family to production and introduced several derivative products. The architecture of this product family integrates multiple network-optimized programmable co-processors architected to deliver wire-speed performance while processing complex nested protocol stacks and mixed ATM/Packet payloads. Our current customers for network processors and traffic manager devices include Alcatel, Cisco, Fujitsu, Nortel, Lucent, Huawei and Juniper.

Backplane Switching Products:    Our switch fabric ICs switch information in the proper priority and to the proper destinations. Our switch fabric product portfolio includes our packet routing switch (“PRS”) fabric devices such as the PRS 80G, Q-80G and queuing managers like universal data serial link (“UDASL”) C48 and C192. In fiscal 2006 we announced that we would not be developing any future switching layer products after the release of the Q-80G and C-192X products. Our current customers for switching layer products include Alcatel, Fujitsu, Huawei, Lucent, Maranti, Marconi, Mitsubishi, Motorola, Nortel, Siemens and Tellabs.

Embedded Processor Products:    Our embedded processors are widely deployed in networking equipment. Embedded processors handle overall system maintenance and management functions and also deal with exception conditions in the data path. Our embedded processor products currently utilize IBM’s PowerPC 4xx processor cores in various speed grades, together with many different functions, to perform numerous tasks in products sold by our customers. As carrier and metro networks transition to Ethernet and IP-based networks the need for high performance general purpose processing increases. These processors are high performance devices enabling high-speed computations that help identify, optimize and control the flow of data within the network. Our Power Architecture product line of embedded processors enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed. Versions of our processors are also targeted at large opportunities in RAID storage processing, wireless access point, multi-function printers and wireless base-station applications. In fiscal 2006, we introduced the 440EPx and 440GRx embedded processors with support for Gigabit Ethernet and integrated security processing acceleration. We also announced support for RAID 6 technology in our 440SP and 440SPe storage processors. RAID 6 technology enables storage systems to recover from the failure of two drives in a RAID system. In fiscal 2006 we also entered into an agreement with Intrinsity, an Austin, Texas based developer of high performance processor technology to jointly develop a next-generation Power Architecture core to be used in future products.

Storage Products

Our current storage products include serial and parallel Advanced Technology Attachment (“ATA”) RAID controllers. In fiscal 2005, we announced that we would discontinue development of our Fibre Channel host bus adapter (“HBA”) product line.

RAID Controllers:    Through our acquisition of 3ware, we design, manufacture and sell an extensive family of peripheral component interconnect (“PCI”) based RAID controllers. These RAID controllers are installed in a PCI slot on a motherboard and deliver high performance, highly reliable storage for servers and network attached storage devices. A single controller can manage up to 16 hard disk drives allowing up to 8 terabytes of data storage for Linux and Windows operating environments. Our proprietary packet-switched RAID architecture, StorSwitchTM, delivers best of class performance that we believe has secured AMCC a leadership position in the high performance SATA RAID marketplace. In fiscal 2006, we began shipments of the 9550SX family of SATA II RAID controllers, which deliver enterprise-class features, combined with cost effective SATA storage.

Embedded Processors:    The PowerPC 440SP and 440 SPe processors, members of the PPC440 embedded processor family, offer exceptional performance, high bandwidth, design flexibility, and robust features geared to demanding embedded storage and networking applications. The PowerPC 440SP and 440 SPe processors are ideally suited for RAID controllers and storage area network (“SAN”) equipment. Our customers in the storage market utilize these products in controller, switches, adapters, servers, RAID systems and workstations.

Automated Test Equipment, Military and High-Speed Computing Products

We are not currently developing new products for the automated test equipment (“ATE”) or military markets, but we continue to sell Application Specific IC products to customers such as Northrop Grumman, Raytheon, and Teradyne. The majority of these products were manufactured in our internal wafer manufacturing facility, which closed in fiscal 2003. During fiscal 2006, we continued to fill last-time-buy orders for these products. Our high-speed computing products were not manufactured in our internal wafer manufacturing facility, and we will continue to sell these products for the foreseeable future. The revenue from such products is expected to be modest.

Technology

We utilize our technological and design competencies to solve the problems of high-speed analog, digital and mixed-signal circuit designs for optical communications systems and provide the essential products for the transporting, processing and storing of information worldwide. We blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver communications ICs and software for global communication networks and hardware and software solutions for high-growth storage markets such as SATA RAID. Our embedded processor product line delivers performance and a rich mix of features for Internet, communication, data storage, consumer and imaging applications.

Knowledge of Communications and Storage Systems

Our systems architects, design engineers, technical marketing and applications engineers have a thorough understanding of the fiber optic communications and enterprise storage systems for which we design and build application specific standard products (“ASSPs”). Using this systems expertise, we develop semiconductor and storage connectivity devices to meet the OEMs’ high-bandwidth requirements. By understanding the systems into which our products are designed, we believe that we are better able to anticipate and develop solutions optimized for the various cost, power and performance trade-offs faced by our customers. We believe that our systems knowledge also enables us to develop more comprehensive, interoperable solutions. This allows us to develop products that fulfill customers’ system needs from fiber-through-switch fabrics, enabling faster integration into their products.

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

We have developed storage connectivity products that interoperate with server and storage topologies and major operating systems and interfaces. We intend to continue working closely with leaders in the storage, networking and computing industries to design and develop new and enhanced storage connectivity products. We believe that establishing strategic relationships with technology partners is essential to ensure that we continue to design and develop competitive products that integrate well with solutions from other leading participants in the storage markets.

Research and Development

Our research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ICs for the communications and storage markets, and PCBAs and software solutions for storage markets such as SATA RAID. We also develop high-performance libraries and design methodologies that are optimized for these applications. Our primary research and development facilities are located in Sunnyvale and San Diego, California, Raleigh, North Carolina, Austin, Texas, and Andover, Massachusetts in the United States; and Ottawa, Canada. During the fiscal years ended March 31, 2006, 2005, and 2004, we expended $91.1 million, $118.7 million, and $112.6 million, respectively, on research and development activities.

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

Our PCBA product development efforts are focused on building high-performance SATA RAID adapters, and related software drivers, tools and products and advanced telecom computing architecture (“ATCA”) boards and software for our switch fabric, network processors and embedded PowerPC processors for the communications market. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

Manufacturing

Manufacturing of Integrated Circuits

The manufacturing of ICs requires a combination of competencies in advanced silicon technologies, package design and manufacturing, and high speed test and characterization. We have obtained access to advanced Complementary Metal-Oxide Semiconductor (“CMOS”) and Silicon Germanium (“SiGe”) processes through foundry relationships. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management, and technical performance. We purchase our ceramic packages from several vendors including IBM and Kyocera America and our plastic packaging from Advanced Semiconductor Engineer (“ASE”), ASAT and IBM.

Wafer Fabrication

During fiscal 2003, we closed our internal wafer fabrication facility in San Diego. As a result, we are a fabless company, meaning we do not own or operate foundries for the production of silicon wafers from which our products are made. We will continue to use external foundries such as IBM, Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and United Microelectronics Corporation (“UMC”) for a majority of our production of silicon wafers. Subcontracting our manufacturing requirements eliminates the high fixed cost of owning and operating a semiconductor wafer fabrication facility and enables us to focus our resources on design and test applications where we believe we have greater core competencies and competitive advantages.

Assembly and Testing

Our wafer probe and other product testing is conducted at our internal testing facility as well as at independent test subcontractors. After testing is complete, the majority of our products are sent to multiple subcontractors located in Asia and the United States for assembly. Following assembly, some of the devices are tested at the subcontractors and returned to us ready for shipment to our customers or to us for final testing and marking prior to shipment to customers. Certain of these services are available from a limited number of sources and lead times are occasionally extended.

Manufacturing of Printed Circuit Board Assemblies

We believe most component parts used in our RAID adapters and ATCA evaluation boards are standard off-the-shelf items that can be purchased from two or more sources, other than our proprietary Application-Specific Integrated Circuits (“ASICs”) and certain ICs. We select suppliers on the basis of functionality, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. Our contract manufacturers generally purchase the components for our products, and assemble them to our specifications.

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

We augment this strategic account sales approach with domestic and foreign distributors that service primarily smaller accounts purchasing standard IC and PCBAs. Typically, these distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. For our

RAID products we primarily use the distribution model and spend a good deal of our sales time supporting their efforts. We use marketing programs to augment the distribution effort to reach many of our customers. Most of our sales to distributors are made under agreements allowing for price protection and right of return on stipulated quantities of unsold merchandise. Our sales headquarters is located in Sunnyvale, California. We maintain sales offices throughout the world. Net revenues generated from each category of our products as well as information regarding net revenue generated from each of our significant customers, and a geographic breakdown of our net revenues is summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Competition

In the communications IC markets, we compete primarily against companies such as Agere, Broadcom, Intel, Mindspeed, PMC-Sierra, and Vitesse. Our principal competitors in the RAID controller market are Adaptec, Areca, Hewlett-Packard, LSI Logic, and Promise. In the embedded processor market, we compete with other large technology companies such as Freescale Semiconductor, IBM and Intel. In addition, certain of our customers and potential customers have internal IC or storage design or manufacturing capability with which we compete.

The communications IC and storage markets are highly competitive and are subject to rapid technological change. The nature of the communications IC market is that design cycles are often measured in years. As such, timing is critical as once designed in the IC supplier can often enjoy a multi years roll out and conversely if the design cycle is missed or uncompetitive it can take years to recover. We typically face competition at the design stage when our customers are selecting which components to use in their next generation equipment. In the storage market, our products can be qualified more quickly, and are generally distinguished through a combination of pricing, features and reliability. We believe that the principal factors of competition for the markets we serve include: product performance, quality, reliability, integration, price, and time-to-market, as well as our reputation and level of customer support. Our ability to successfully compete in these markets depends on our ability to design and subcontract the manufacture of new products that implement new technologies and gain end market acceptance in a time efficient and cost effective manner.

Proprietary Rights

We rely in part on patents to protect our intellectual property. We have been issued approximately 215 patents, which principally cover certain aspects of the design and architecture of our IC and enterprise storage products. In addition, we have over 80 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that any of our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

Employees

As of November 30, 2006, we had 602 full-time employees: 97 in administration, 296 in research and development, 69 in operations, and 140 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our executive officers and their ages as of November 30, 2006, are as follows:

Name	Age	Position
Kambiz Hooshmand	45	President and Chief Executive Officer, Member of the Board of Directors
Robert G. Gargus	55	Senior Vice President and Chief Financial Officer
Robert Bagheri	50	Senior Vice President, Operations and Quality
Onchuen Lau	42	Senior Vice President, General Manager Integrated Communications Products, ICP
Barbara Murphy	42	Vice President, General Manager, Storage
Cynthia Moreland	47	Vice President, General Counsel and Secretary
Roger Wendelken	40	Vice President, World Wide Sales
Scott Dawson	51	Vice President, Treasury and Investor Relations

Kambiz Hooshmand joined us as President and Chief Executive Officer and as a member of our Board of Directors in March 2005. Prior to March 2005 he was with Cisco Systems, where he most recently served as Vice President and General Manager of Cisco’s Optical and Broadband Transport Technology group. At Cisco, Mr. Hooshmand held several executive-level positions in Multi-Service Switching, Digital Subscriber Line (“DSL”), Carrier Core and Multi-Service, and Optical and Broadband Transport business units. He joined Cisco as a director of engineering as part of the StrataCom acquisition in 1996. Mr. Hooshmand has over two decades of experience in core routing, VoIP, ATM, access and transport technologies. Mr. Hooshmand holds a Master of Science degree in Engineering Management from Stanford University and a Bachelor of Science degree in Electrical Engineering from California State University at Chico.

Robert G. Gargus joined us in October 2005 as Senior Vice President and Chief Financial Officer. Previously from May 2005 to October 2005, he was Chief Financial Officer of Open-Silicon, a privately held fabless ASIC company. From October 2001 to April 2005, he was Chief Financial Officer of Silicon Image, a public semiconductor company specializing in high-speed serial communications technology, where the company experienced significant growth, a return to solid profitability, and a ten-fold improvement in their market cap. Mr. Gargus served as President and CEO of Telcom Semiconductor, a supplier of semiconductor products for the wireless market, from April 2000 to April 2001 and as CFO from May 1998 to April 2000. Under his leadership, Telcom Semiconductor was selected by Forbes Magazine in October 2000 as one of the “200 Best Small Companies.” Prior to Telcom Semiconductor, Mr. Gargus held various financial and general management positions with Tandem Computers, Atalla Corporation, and Unisys Corporation. Mr. Gargus holds a Master of Business Administration degree in Finance and a Bachelor of Science degree in Accounting from the University of Detroit.

Robert Bagheri, Senior Vice President, Operations and Quality, joined us in November 2005. Before November 2005, he was Executive Vice President, Central Engineering and Operations and Quality and Reliability at Silicon Image, Inc., a public semiconductor company specializing in high-speed serial communications technology, since February 2003. At Silicon Image Mr. Bagheri was responsible for several manufacturing and engineering disciplines as well as quality and reliability functions, strategic business direction, long-range planning and technology and foundry selection. From January 1997 to January 2003, Mr. Bagheri held senior positions at SiRF Technology Inc., a developer of software and semiconductor products designed to provide location awareness capabilities. Prior to SiRF Technology, Mr. Bagheri held various product engineering and management positions at S3 Inc., and Zoran Corporation. Mr. Bagheri received a diploma in electronics engineering from the Cleveland Institute of Electronics.

Onchuen Lau joined us in May 2005 as Vice President and General Manager, Communications Business Unit and was named Senior Vice President in October 2005. Before May 2005, Mr. Lau was Vice President and General Manager for the serial switching division of Integrated Device Technology (“IDT”), a semiconductor company for advanced network services. In October 1999, Mr. Lau co-founded ZettaCom, a supplier of high-performance network semiconductor solutions and served as President and Chief Executive Officer. ZettaCom was acquired by IDT in May 2004. Prior to his executive role at ZettaCom, Mr. Lau spent seven years at Cisco Systems where he held various technical positions in both enterprise and service provider business units. Prior to Cisco, Mr. Lau led the ASIC development group NET, a telecom equipment vendor and, at Amdahl, the mainframe division of Fujitsu. Mr. Lau holds a Bachelor of Science degree in Electrical Engineering from University of California, Berkeley.

Barbara Murphy joined us in April 2004 when we acquired 3ware, Inc., where she served as Vice President of Marketing since May 2003. Ms. Murphy has over 15 years experience in the communications and storage industry. Prior to joining 3ware, Ms. Murphy worked as a marketing consultant since 2001 developing business plans and go-to-market strategies for various technology companies. Ms. Murphy was also the Senior Director of Product Marketing at Roxio (a spin-out from Adaptec, Inc., a manufacturer of high-performance Small Computer System Interface (“SCSI”) connectivity and network products), where she was responsible for all product management and demand-generation for Roxio’s software product line. Prior to Roxio, Ms. Murphy spent over five years at Adaptec, Inc., holding numerous marketing management positions in the SCSI server and desktop groups. Before joining Adaptec, Ms. Murphy was a marketing manager for British Telecom, North America and earlier she worked as an engineer for GEC Plessey Telecommunications. Ms. Murphy holds a Bachelor of Engineering degree from the University of Limerick, Ireland and a Masters in Business Administration from Santa Clara University, California.

Cynthia Moreland joined us in July 2005 with over 20 years legal experience working with technology companies as both outside and in-house counsel. Prior to July 2005, Ms. Moreland served as “Of Counsel” with McGlinchey Stafford, PLLC where she focused on commercial transactions and litigation, intellectual property, government contracts and corporate compliance. From 1989 - 2001, Ms. Moreland served in a number of increasingly responsible positions at Motorola including three years as head of legal for Motorola’s Semiconductor Products Sector (now Freescale, Inc.). Ms. Moreland started her legal career in Washington DC, with Steptoe & Johnson, one of the country’s largest and most prestigious law firms. Ms. Moreland earned a Bachelor of Arts from the University of Mississippi, magna cum laude and her Juris Doctor from the University of Mississippi, cum laude. She is a past chair of the Legal Issues Committee of the Intelligent Transportation Society of America and a former instructor of government contracts at the University of Phoenix.

Roger Wendelken joined us in May 2006. Prior to joining us, Mr. Wendelken was Vice President of Sales for the Communications and Consumer Group of Marvell Technology Group, a provider of mixed-signal and digital signal processing integrated circuits to broadband digital data networking markets, since September 2003. From October 2001 to September 2003, Mr. Wendelken was Vice President of Worldwide Sales for Accelerant Networks, a fabless semiconductor company, which develops CMOS, based transceivers. Mr. Wendelken’s 16 years of semiconductor sales experience also includes various positions at Advanced Micro Devices, IBM Microelectronics Group, and Metalink Broadband. Mr. Wendelken’s semiconductor sales experience encompasses a number of technology market segments. Mr. Wendelken holds a Bachelors of Science in Electrical Engineering degree from Georgia Institute of Technology.

Scott Dawson joined us in February 2000 as Director of Treasury and promoted to Director of Investor Relations in July 2005. Mr. Dawson has also held the positions of Director of Treasury and Financial Planning and Analysis and Treasurer. Prior to February 2000, Mr. Dawson held several senior financial and operations management positions in the mortgage banking and real estate industries. He began his career in public accounting with Ernst & Young. Mr. Dawson holds a Bachelor of Science degree in Business Administration with an emphasis in Accounting from San Diego State University and is a Certified Public Accountant in the State of California.

Item 1A.	Risk Factors.

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

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers’ products or over-ordering of our products or our customers’ products;

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers’ products;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials including packaging substrates;

•	problems or delays that we and our foundries may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	the impact of potential one time charges related to purchased intangibles;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with compliance with applicable environmental, other governmental or industry regulations including costs to redesign products to comply with those regulations or lost revenue due to failure to comply in a timely manner;

•	the effects of changes in accounting standards, including the rule requiring the recognition of expense related to share-based payments to employees, such as grants of stock options and restricted stock units;

•	costs associated with litigation, including without limitation, attorney fees, litigation judgments or settlements, relating to the use or ownership of intellectual property or other claims arising out of our operations;

•	our ability to identify, hire and retain senior management and other key personnel;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products or our customers’ products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products at our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one of our subcontract manufacturers to perform its obligations to us;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers, which may disrupt our ability to meet our production obligations.

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

Our business substantially depends upon the continued growth of the technology sector and the Internet.

The technology equipment industry is cyclical and has experienced significant and extended downturns in the past. A substantial portion of our business and revenue depends on the continued growth of the technology sector and the Internet. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. OEMs and other customers that buy our storage products are similarly dependent on continued internet growth and information technology spending. If there is an economic slowdown or reduction in capital spending, our business, operating results, and financial condition may be materially harmed.

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

Our ability to maintain or increase sales to key customers and attract new significant customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	design wins with customers may not result in sales to such customers;

•	the introduction of new products by customers may be later or less successful in the market than planned;

•	we may successfully design a product to customer specifications but the customer may not be successful in the market;

•	sales of customer product lines using our products may rapidly decline or the product lines may be phased out;

•	our agreements with customers typically are non-exclusive and do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationships with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products;

•	the impact of terminating certain sales representatives or sales personnel; and

•	the continued viability of these customers.

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

The discontinuance of our Fibre Channel host bus adapter products have resulted in a decline in revenue that we realize from sales of these products and we may incur significant costs due to customer obligations relating to these products.

In fiscal 2005, we discontinued our Fibre Channel host bus adaptor products designed to operate on Sun’s Solaris servers. These products accounted for a significant portion of our revenue from sales of storage products during fiscal 2005. Although sales of these products are no longer material, we continue to have obligations to customers that relate to these products, including obligations for warranty support, maintenance and repairs. Our ability to fulfill these obligations has been limited by previous reductions in force. These obligations while currently being met could expand and result in significantly increased liability, costs, and expenses.

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

Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from laws in the United States. As a result, our ability to enforce our rights under such agreements may be limited compared with our ability to enforce our rights under agreements governed by laws in the United States.

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

Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs. Employees whose positions were eliminated in connection with these restructuring plans may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities, that any future restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth opportunities.

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

The markets in which we compete are highly competitive, and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share. Our ability to compete successfully in our markets depends on a number of factors, including:

•	our ability to partner with OEM and channel partners who are successful in the market;

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, interoperability, reliability, performance and certification;

•	customer support;

•	time-to-market;

•	price;

•	production efficiency;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers’ products;

•	market acceptance of competitors’ products; and

•	general economic conditions.

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

In the communications IC markets, we compete primarily against companies such as Agere, Broadcom, Intel, Mindspeed, PMC-Sierra and Vitesse. In the storage market, we primarily compete against companies such as Adaptec, Areca, Hewlett-Packard, LSI Logic, and Promise. Our embedded processor products compete against products from Freescale Semiconductor, IBM and Intel. Many of these companies have substantially greater financial, marketing and distribution resources than we have. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. We may also face competition from new entrants to the storage market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Any failure by us to compete successfully in these target markets, would have a material adverse effect on our business, financial condition and results of operations.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment which requires companies to expense employee stock options and other stock-based awards for financial reporting purposes. Pursuant to SFAS 123(R), we began valuing our employee stock option grants pursuant to an option valuation model in April 2006, and then amortizing that value against our reported earnings over the vesting period in effect for those options. Prior to our adoption of SFAS 123(R), we accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and utilized the disclosure-only alternative of SFAS 123 and SFAS 148, each of which was superseded by SFAS 123(R). The change in accounting treatment resulting from SFAS 123(R) will materially and adversely affect our reported results of operations as stock-based compensation expense is charged directly against our reported earnings. For an illustration of the effect of the new accounting treatment on our recent results of operations, see Note 1 of our Notes to Consolidated Financial Statements.

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

Our management, including our chief executive officer and chief financial officer, does not expect that our internal controls over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2006. In connection with the investigation of our historical stock option grant practices, we did identify material weaknesses in our internal control over financial reporting that existed in fiscal years prior to fiscal 2005. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

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

In May 2004, we acquired IBM’s Embedded PowerPC business. In conjunction with that transaction, IBM transferred 51 of its PowerPC employees in France to us. The transfer was made pursuant to the “forced march” provisions of the French Labor Code. In October 2004, the IBM Works Council together with the trade union sued IBM, challenging the transfer of employees to us. In December 2005, the Court of Appeals in France ruled that the IBM PowerPC employees should not have been transferred to us. As a result, all of our PowerPC employees in France returned to IBM. IBM is currently providing transitional services to us from the employees who returned to IBM. We are in the process of hiring permanent replacements for these employees. However, we may be unable to locate and recruit qualified employees for these positions and the cost to re-staff the workforce may be significant and time-consuming.

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

Our test and assembly facilities are located in San Diego, California and a significant portion of our manufacturing operations are located in Asia. These areas are subject to natural disasters such as earthquakes or floods. We do not have earthquake or business interruption insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster or other catastrophic event could have a material adverse impact on our business, financial condition and operating results.

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

We have been named as a party to several derivative action lawsuits arising from our internal option review, and we may be named in additional litigation, all of which could require significant management time and attention and result in significant legal expenses and may result in an unfavorable outcome which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We are subject to a number of lawsuits purportedly on behalf of Applied Micro Circuits Corporation against certain of our current and former executive officers and board members, and we may become the subject of additional private or government actions. The expense of defending such litigation may be significant. The amount of time to resolve these lawsuits is unpredictable and defending ourselves may divert management’s attention from the day-to-day operations of our business, which could adversely affect our business, results of operations and cash flows. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and cash flows.

As a result of our option review and restatement, we are subject to investigations by the SEC and Department of Justice (“DOJ”), which may not be resolved favorably and has required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

The SEC and the DOJ are currently conducting investigations relating to our historical stock option grant practices. We have been responding to, and continue to respond to, inquiries from the SEC and DOJ. The period of time necessary to resolve the SEC and DOJ investigations is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The restatement of our financial statements, the ongoing SEC and DOJ investigations and any negative outcome that may occur from these investigations could impact our relationships with customers and our ability to generate revenue. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. The SEC and DOJ investigations could adversely affect our business, results of operations, financial position and cash flows.

The process of restating our financial statements, its associated disclosures, and complying with SEC requirements are subject to uncertainty and evolving requirements.

We are working with our independent registered public accounting firm and the SEC to make our filings comply with all related requirements. The issues surrounding the historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that further SEC and other requirements will not evolve and that we will not be required to further amend this filing. In addition to the cost and time to amend financial reports, such an amendment may have a material adverse affect on investors and our common stock price.

If we do not maintain compliance with Nasdaq listing requirements, our common stock could be delisted, which could have a material adverse effect on the trading price of our common stock and cause some investors to lose interest in our company.

As a result of our option investigation, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with Nasdaq’s Marketplace Rules. As a result, we underwent a review and hearing process with Nasdaq to determine our listing status. Nasdaq ultimately permitted our securities to remain listed on the Nasdaq Global Select Market, but our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. Being delisted could affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all and could cause our investors, suppliers, customers and employees to lose confidence in us.

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

Environmental laws and regulations could cause a disruption in our business and operations.

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products.

Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union (“EU”) member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of lead and other substances, in semiconductors and other products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment on the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. There can be no assurance that similar programs will not be implemented in other jurisdictions resulting in additional costs, possible delays in delivering products, and even the discontinuance of existing and planned future product replacements if cost were to become prohibitive.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. At March 31, 2006, we had $381.1 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

Any acquisitions we make could disrupt our business and harm our results of operation and financial condition.

In August 2006, we acquired Quake Technologies, Inc, and we may make additional investments in or acquire other companies, products or technologies. These acquisitions involve numerous risks, including:

•	problems combining or integrating the purchased operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have no or limited prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

In addition, in the event of any such investments or acquisitions, we could

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur amortization or impairment expenses related to goodwill and other intangible assets; or

•	incur large and immediate write-offs.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. For example, with the acquisition of Quake, we acquired the technology necessary to introduce 10 Gigabit Ethernet physical layer chips and advance our efforts in the enterprise part of the market. 10 Gigabit Ethernet is an emerging technology, and we cannot assure you that this technology will be successful. In addition, several of our competitors have introduced similar products in the last quarter. If our customers do not purchase our new power amplifier modules, our development and integration efforts will have been unsuccessful, and our business may suffer.

Our subsidiary has been named as a defendant in litigation that could result in substantial costs and divert management’s attention and resources.

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

The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to quarter-to-quarter variations in:

•	our anticipated or actual operating results;

•	announcements or introductions of new products by us or our competitors;

•	anticipated or actual operating results of our customers, peers or competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor, communications or information technology markets;

•	the commencement or outcome of litigation or governmental investigations;

•	changes in ratings and estimates of our performance by securities analysts;

•	announcements of merger or acquisition transactions;

•	management changes;

•	our inclusion in certain stock indices; and

•	other events or factors.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our corporate headquarters are located in a 150,000 square foot building in Sunnyvale, California that we own. The facility contains administration, sales and marketing, research and development and operations functions. We also lease a 90,000 square foot facility in San Diego, California for administration, sales, research and development and operation functions. In addition to these facilities, we lease additional domestic design facilities in Andover, Massachusetts, Austin, Texas, and Raleigh, North Carolina. We also lease a 62,000 square foot building in San Diego which is sub-leased to another company.

At March 31, 2006, we also owned a 50,000 square foot building and the adjacent land in Andover, Massachusetts that we purchased in fiscal 2005. To date this building remains unoccupied and will be used for future expansion or sold. In November 2006, we accepted an offer to buy the building for approximately $4.8 million and expect the transaction to close in February 2007.

Our foreign leased locations consist of the following: Ottawa, Canada; Manchester and Cheshire, United Kingdom; Munich, Germany; Tokyo, Japan; Beijing, Shenzhen and Shanghai, the People’s Republic of China; and Taiwan.

The leased facilities comprise an aggregate of approximately 300,000 square feet. These facilities have lease terms expiring between 2007 and 2012. We believe that the facilities under lease by us will be adequate for at least the next 12 months.

For additional information regarding our obligations under property leases, see the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 3.	Legal Proceedings.

The information set forth under Note 13 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of the Company’s stockholders during the fourth quarter of the fiscal year ended March 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol AMCC. The following table sets forth the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

Fiscal year ended March 31, 2005	High	Low
First Quarter	$6.40	$4.38
Second Quarter	$5.25	$2.79
Third Quarter	$4.35	$3.10
Fourth Quarter	$4.37	$3.06

Fiscal year ended March 31, 2006	High	Low
First Quarter	$3.35	$2.50
Second Quarter	$3.37	$2.57
Third Quarter	$3.08	$2.32
Fourth Quarter	$4.30	$2.51

At December 31, 2006, there were approximately 699 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933 during fiscal 2006.

Securities Authorized for Issuance under Equity Compensation Plans

The information included in Part III, Item 12 of this report, is hereby incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 6 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the fourth quarter of fiscal 2006.

Item 6.	Selected Financial Data.

Our Audit Committee has completed an internal investigation of our stock option granting practices since our initial public offering on November 25, 1997 through March 31, 2006. Based on the results of this investigation, we have concluded that the accounting measurement dates for certain stock option grants awarded during the fiscal years ended March 31, 1999, 2000, 2001 and 2002 differ from the measurement dates previously used to determine any stock-based compensation expense. Re-measuring these grants resulted in a restatement for six fiscal years ended March 31, 2004 and we have determined that we should have recognized approximately $95.2 million of pre-tax stock-based compensation expense that was not accounted for in our previously issued financial statements. In addition, we should have recorded approximately $20.9 million of income tax benefits. The revised measurement date and related tax benefits also resulted in a restatement to the March 31, 2005 balance sheet. The restatement had no impact on our consolidated statements of operations for the fiscal years ended March 31, 2005 or 2006 or on our previously reported revenues for any fiscal year. The restatement also had no impact on our previously reported cash positions as of any date.

The impact of the restatement, as discussed in the Explanatory Note, is set forth in the table below:

	Stock Option Investigation Values—Restatement (in thousands)
Fiscal Year	Pre-Tax Adjustments	Income Tax Benefit	Total Impact
1999	$(55)	$—	$(55)
2000	(27,673)	10,181	(17,492)
2001	(21,893)	5,515	(16,378)
2002	(35,376)	5,171	(30,205)
2003	(9,131)	—	(9,131)

Cumulative Effect at March 31, 2003	$(94,128)	$20,867	$(73,261)

2004	$(1,057)	$—	$(1,057)

Total	$(95,185)	$20,867	$(74,318)

The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2006. You should read the selected financial data set forth in the attached table together with the Consolidated Financial Statements and related Notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.

	Year Ended March 31,
(in thousands, except per share amounts)	2006	2005	2004	2003	2002
			As Restated	As Restated	As Restated
Consolidated Statements of Operations Data:
Net revenues	$261,844	$253,756	$131,177	$101,591	$152,840
Cost of revenues	122,392	123,253	57,604	62,496	153,250

Gross profit (loss)	139,452	130,503	73,573	39,095	(410)
Operating expenses:
Research and development	91,080	118,665	112,594	131,909	154,622
Selling, general and administrative	58,396	59,821	45,121	59,588	75,656
Stock-based compensation:
Research and development	2,690	3,407	16,489	78,420	88,608
Selling, general and administrative	3,761	5,259	5,204	59,465	82,627
Amortization of goodwill and purchased intangibles	4,588	6,960	1,097	—	239,563
Purchased intangible asset impairment charges	—	27,330	—	204,284	—
Goodwill impairment charges	131,216	—	—	186,389	3,101,817
Restructuring charges	12,602	9,622	22,325	7,250	11,577
Acquired in-process research and development	—	13,400	21,800	—	—
Litigation settlement, net	—	29,250	—	—	—

Total operating expenses	304,333	273,714	224,630	727,305	3,754,470

Operating loss	(164,881)	(143,211)	(151,057)	(688,210)	(3,754,880)
Interest income, net	15,617	18,699	35,007	47,719	47,477
Other income (expense), net	256	—	8,340	(11,952)	(14,592)

Loss before income taxes and cumulative effect of accounting change	(149,008)	(124,512)	(107,710)	(652,443)	(3,721,995)
Income tax expense (benefit)	(636)	2,861	(1,776)	—	(86,100)

Loss before cumulative effect of accounting change	(148,372)	(127,373)	(105,934)	(652,443)	(3,635,895)
Cumulative effect of accounting change	—	—	—	(102,229)	—

Net loss	$(148,372)	$(127,373)	$(105,934)	$(754,672)	$(3,635,895)

Basic and diluted net loss per share:
Loss per share before cumulative effect of accounting change	$(0.49)	$(0.41)	$(0.35)	$(2.17)	$(12.18)
Cumulative effect of accounting change	—	—	—	(0.33)	—

Net loss per share	$(0.49)	$(0.41)	$(0.35)	$(2.50)	$(12.18)

Shares used in calculating basic and diluted net loss per share	300,841	309,456	306,476	301,252	298,502

	March 31,
	2006	2005	2004	2003	2002
			As Restated	As Restated	As Restated
Consolidated Selected Balance Sheet Data:
Working capital	$336,930	$396,258	$841,467	$1,021,175	$1,060,364
Goodwill and intangible assets, net	381,066	534,514	240,193	88,219	590,610
Total assets	825,426	1,102,395	1,188,103	1,223,588	1,829,193
Long-term debt and capital lease obligations including current portion	—	34	303	1,265	2,283
Total stockholders’ equity	$762,808	$977,198	$1,120,547	$1,172,188	$1,771,251

The impact of the restatement and a comparison to the amounts originally reported are detailed in the table below:

	Year Ended March 31,
(in thousands, except per share amounts)	2004			2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Operations Data:
Net revenues	$131,177	$—	$131,177	$101,591	$—	$101,591
Cost of revenues	57,601	3	57,604	61,900	596	62,496

Gross profit (loss)	73,576	(3)	73,573	39,691	(596)	39,095
Operating expenses:
Research and development	112,594	—	112,594	131,909	—	131,909
Selling, general and administrative	45,121	—	45,121	59,588	—	59,588
Stock-based compensation:
Research and development	15,444	1,045	16,489	70,840	7,580	78,420
Selling, general and administrative	5,195	9	5,204	58,510	955	59,465
Amortization of goodwill and purchased intangibles	1,097	—	1,097	—	—	—
Purchased intangible asset impairment charges	—	—	—	204,284	—	204,284
Goodwill impairment charges	—	—	—	186,389	—	186,389
Restructuring charges	22,325	—	22,325	7,250	—	7,250
Acquired in-process research and development	21,800	—	21,800	—	—	—

Total operating expenses	223,576	1,054	224,630	718,770	8,535	727,305

Operating loss	(150,000)	(1,057)	(151,057)	(679,079)	(9,131)	(688,210)
Interest income, net	35,007	—	35,007	47,719	—	47,719
Other income (expense), net	8,340	—	8,340	(11,952)	—	(11,952)

Loss before income taxes and cumulative effect of accounting changes	(106,653)	(1,057)	(107,710)	(643,312)	(9,131)	(652,443)
Income tax benefit	(1,776)	—	(1,776)	—	—	—

Loss before cumulative effect of accounting changes	(104,877)	(1,057)	(105,934)	(643,312)	(9,131)	(652,443)
Cumulative effect of accounting changes	—	—	—	(102,229)	—	(102,229)

Net loss	$(104,877)	$(1,057)	$(105,934)	$(745,541)	$(9,131)	$(754,672)

Basic and diluted net loss per share:
Loss per share before cumulative effect of accounting change	$(0.34)	$(0.01)	$(0.35)	$(2.14)	$(0.03)	$(2.17)
Cumulative effect of accounting change	—	—	—	(0.33)	—	(0.33)

Net loss per share	$(0.34)	$(0.01)	$(0.35)	$(2.47)	$(0.03)	$(2.50)

Shares used in calculating basic and diluted net loss per share	306,476	306,476	306,476	301,252	301,252	301,252

	March 31,
	2004			2003
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Selected Balance Sheet Data:
Additional paid-in capital	$5,937,568	$74,318	$6,011,886	$5,908,063	$73,261	$5,981,324
Accumulated deficit	$(4,822,184)	$(74,318)	$(4,896,502)	$(4,717,307)	$(73,261)	$(4,790,568)

	Year Ended March 31,
(in thousands, except per share amounts)	2002			2001
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Operations Data:
Net revenues	$152,840	$—	$152,840	$435,543	$—	$435,543
Cost of revenues	150,924	2,326	153,250	165,986	717	166,703

Gross profit (loss)	1,916	(2,326)	(410)	269,557	(717)	268,840
Operating expenses:
Research and development	154,622	—	154,622	105,178	—	105,178
Selling, general and administrative	75,656	—	75,656	69,172	—	69,172
Stock-based compensation:
Research and development	71,760	16,848	88,608	41,350	7,118	48,468
Selling, general and administrative	66,425	16,202	82,627	35,667	14,058	49,725
Amortization of goodwill and purchased intangibles	239,563	—	239,563	308,835	—	308,835
Goodwill impairment charges	3,101,817	—	3,101,817	—	—	—
Restructuring charges	11,577	—	11,577	—	—	—
Acquired in-process research and development	—	—	—	202,100	—	202,100

Total operating expenses	3,721,420	33,050	3,754,470	762,302	21,176	783,478

Operating loss	(3,719,504)	(35,376)	(3,754,880)	(492,745)	(21,893)	(514,638)
Interest income, net	47,477	—	47,477	55,336	—	55,336
Other income (expense), net	(14,592)	—	(14,592)	113	—	113

Loss before income taxes	(3,686,619)	(35,376)	(3,721,995)	(437,296)	(21,893)	(459,189)
Income tax benefit	(80,929)	(5,171)	(86,100)	(1,081)	(5,515)	(6,596)

Net loss	$(3,605,690)	$(30,205)	$(3,635,895)	$(436,215)	$(16,378)	$(452,593)

Basic and diluted net loss per share:
Net loss per share	$(12.08)	$(0.10)	$(12.18)	$(1.63)	$(0.06)	$(1.69)

Shares used in calculating basic and diluted net loss per share	298,502	298,502	298,502	267,363	267,363	267,363

	March 31,
	2002			2001
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Selected Balance Sheet Data:
Deferred tax liability	$—	$545	$545	$92,443	$9,375	$101,818
Additional paid-in capital	5,907,754	63,585	5,971,339	5,947,682	24,550	5,972,232
Accumulated deficit	$(3,971,766)	$(64,130)	$(4,035,896)	$(366,076)	$(33,925)	$(400,001)

	Year Ended March 31,
(in thousands, except per share amounts)	2000			1999
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Statements of Operations Data:
Net revenues	$172,352	$—	$172,352	$105,000	$—	$105,000
Cost of revenues	50,218	41	50,259	37,937	—	37,937

Gross profit (loss)	122,134	(41)	122,093	67,063	—	67,063
Operating expenses:
Research and development	32,477	—	32,477	22,250	—	22,250
Selling, general and administrative	27,945	—	27,945	17,705	—	17,705
Stock-based compensation:
Research and development	338	2,982	3,320	223	55	278
Selling, general and administrative	254	24,650	24,904	619	—	619
Merger-related costs	—	—	—	2,350	—	2,350

Total operating expenses	61,014	27,632	88,646	43,147	55	43,202

Operating income (loss)	61,120	(27,673)	33,447	23,916	(55)	23,861
Interest income, net	12,872	—	12,872	3,319	—	3,319
Other income (expense), net	—	—	—	131	—	131

Income before income taxes	73,992	(27,673)	46,319	27,366	(55)	27,311
Income tax expense (benefit)	25,367	(10,181)	15,186	10,233	—	10,233

Net income	$48,625	$(17,492)	$31,133	$17,133	$(55)	$17,078

Basic net income per share:
Basic net income per share	$0.23	$(0.09)	$0.14	$0.09	$(0.00)	$0.09

Shares used in calculating basic income per share	215,639	215,639	215,639	196,112	196,112	196,112

Diluted net income per share:
Diluted net income per share	$0.20	$(0.07)	$0.13	$0.08	$(0.00)	$0.08

Shares used in calculating diluted net income per share	238,304	238,304	238,304	219,440	219,440	219,440

	March 31,
	2000			1999
	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Consolidated Selected Balance Sheet Data:
Deferred tax asset	$4,148	$9,920	$14,068	$—	$—	$—
Additional paid-in capital	943,293	27,467	970,760	101,727	55	101,782
Retained earnings	$70,139	$(17,547)	$52,592	$21,514	$(55)	$21,459

As a consequence of the stock option adjustments discussed in the Explanatory Note, we had to record additional compensation expense to the pro forma information required to be disclosed in our footnotes under SFAS 123, the fair value method. In addition, in October 2001, we announced a Stock Option Exchange program, pursuant to which 29.4 million options were cancelled in November 2001 and replacement options were granted in May 2002. We under-amortized the value of these options because we did not include the incremental amortization associated with the May 2002 re-grant. The effect of these changes is presented in the table below:

	Fiscal Years Ended March 31,
In thousands	2006	2005	2004	2003	2002	2001	2000
		(as restated)	(as restated)	(as restated)	(as restated)	(as restated)	(as restated)
Net income (loss)	$(148,372)	$(127,373)	$(105,934)	$(754,692)	$(3,635,895)	$(452,593)	$31,133
Add:
Stock based employee compensation expense included in net income (loss), net of tax	6,540	9,340	22,260	140,421	180,115	101,024	28,124
Deduct:
Compensation expense determined under fair value based method for all awards, net of tax	(41,966)	(100,901)	(352,471)	(442,386)	(310,385)	(327,869)	(54,208)
Incremental compensation expense determined under fair value based method resulting from correction of option grant dates (Investigation)	18	262	41,629	2,458	(72,357)	(9,319)	(2,526)
Incremental compensation expense determined under fair value based method resulting from correction of accounting for previously repriced options (Repriced)	105	5,584	28,271	(2,210)	(129,171)	—	—

Pro forma net income (loss)	$(183,675)	$(213,088)	$(366,245)	$(1,056,409)	$(3,967,693)	$(688,757)	$2,523

Basic earnings (loss) per share:
Net income (loss)	$(0.49)	$(0.41)	$(0.35)	$(2.50)	$(12.18)	$(1.69)	$0.14

Net income (loss)–pro forma	$(0.61)	$(0.69)	$(1.20)	$(3.51)	$(13.29)	$(2.58)	$0.01

Diluted earnings (loss) per share:
Net income (loss)	$(0.49)	$(0.41)	$(0.35)	$(2.50)	$(12.18)	$(1.69)	$0.13

Net income (loss)–pro forma	$(0.61)	$(0.69)	$(1.20)	$(3.51)	$(13.29)	$(2.58)	$0.01

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Restatement of Financial Statements. This section provides information on our Audit Committee’s review of our stock option granting practices and accounting and the resulting restatement of our previously issued financial statements.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2006. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

This section should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in the “Risk Factors” section in Item 1A and elsewhere in this report. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC in which we report our financial condition and results for the quarter and fiscal year-to-date. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

RESTATEMENT OF FINANCIAL STATEMENTS

Background of Internal Stock Option Investigation

Our inquiry into our stock option granting practices was voluntary and began as an informal review at the beginning of May 2006 in response to reported issues within the industry regarding potential stock option backdating. On May 23, 2006, the directors comprising the Corporate Governance and Nominating Committee of the Board of Directors concluded that, given the attention in the media to the backdating issue, it would be appropriate for us to conduct a formal internal investigation of our option granting practices and that the Audit Committee should oversee the investigation. On May 25, 2006, the Audit Committee retained Paul, Hastings, Janofsky & Walker LLP (“Paul Hastings”), as counsel to the Audit Committee, to conduct a comprehensive internal investigation of our historical stock option grant practices and to advise the Audit Committee with respect to its findings and obligations. On or about May 31, 2006, Paul Hastings retained Navigant Consulting, Inc. (“Navigant”) to conduct a forensic accounting investigation. Throughout the course of the investigation, Paul Hastings and Navigant reported directly to the Audit Committee, which is comprised of outside directors Harvey White, as Chairman, Arthur Stabenow, and Julie Sullivan. To further ensure the objectivity of the investigation, Mr. Harvey White, very early in the investigation, directed that additional reporting procedures be established between the advisors and Dr. Sullivan, who joined our Board of Directors in 2005 and has never served on our Compensation Committee. Throughout the investigation, Paul Hastings maintained regular communication with Dr. Sullivan outside of the presence of Messrs. White and Stabenow to discuss the status of the investigation and to address any concerns Dr. Sullivan had regarding the investigation or the related findings.

The scope of the Audit Committee’s investigation was extensive, and included the review of stock option grants during the period commencing with our initial public offering on November 25, 1997 through March 2006. The Audit Committee, through its outside consultants, reviewed and tested approximately 240 executive level grants, approximately 13,500 non-executive level grants, and approximately 50 director grants, which included every grant to every individual since the date of our initial public offering.

On August 18, 2006 the Audit Committee and its advisors met with management to share the results of the investigation and to assist management in reaching conclusions regarding the accounting implications of the Audit Committee’s findings.

Restatement of Financial Statements

On September 14, 2006, we announced that the Audit Committee had determined we should have used different measurement dates for the purpose of computing compensation costs for certain stock option grants. Our Board of Directors, on the recommendation of the Audit Committee after consultation with management, and with the concurrence of our independent registered public accounting firm, had determined that all financial statements and related reports of our independent registered public accounting firm, earnings press releases and similar communications we previously issued for the periods beginning with fiscal 1998 should no longer be relied upon. At that time, based on our preliminary analysis, we announced that we expected to recognize up to $200 million in non-cash stock-based compensation expense. Subsequent to the September 14th announcement, upon the conclusion of the Audit Committee’s review, we determined that we should have recognized approximately $95.2 million of stock-based compensation expense that was not accounted for in our previously issued financial statements. In addition, we should have recorded approximately $20.9 million of income tax benefits. Therefore, we are restating financial information in this report for each of the fiscal years ended March 31, 1999, 2000, 2001, 2002, 2003 and 2004.

To reflect this previously unrecognized expense we have recognized by year, additional stock-based compensation expense and tax benefits, that overall had the effect of increasing the accumulated deficit and additional paid-in capital (“APIC”). The table below reflects the impact, by year, of the restatement:

	Stock Option Investigation Values—Restatement (in thousands)
Fiscal Year	Pre-Tax Adjustments	Income Tax Benefit	Total Impact
1999	$(55)	$—	$(55)
2000	(27,673)	10,181	(17,492)
2001	(21,893)	5,515	(16,378)
2002	(35,376)	5,171	(30,205)
2003	(9,131)	—	(9,131)

Cumulative Effect at March 31, 2003	$(94,128)	$20,867	$(73,261)

2004	$(1,057)	$—	$(1,057)

Total	$(95,185)	$20,867	$(74,318)

The cumulative effect of stock-based compensation pre-tax adjustments was to increase APIC by $95.2 million and to increase accumulated deficit by $95.2 million on our consolidated balance sheet as of March 31, 2005. The restatement had no impact on our consolidated statements of operations or consolidated statements of cash flows for the fiscal years ended March 31, 2005 or 2006. The restatement had no impact on our previously reported cash positions or revenues.

We also recorded tax related adjustments in connection with stock-based compensation expense. These amounts differ from the statutory tax benefit principally as a result of limitations on the deduction for certain executive stock-based compensation in accordance with Section 162(m) of the Internal Revenue Code and reductions to the excess of the tax deduction over the financial statement expense recorded for stock-based compensation. In the restatement, we recorded an additional income tax benefit of $10.2 million in fiscal year 2000, $5.5 million in fiscal year 2001, and $5.2 million in the consolidated statement of operations for the fiscal year ended March 31, 2002. The cumulative effect of the tax entry was to decrease APIC by $20.9 million and decrease accumulated deficit by $20.9 million in our consolidated balance sheet as of March 31, 2005. The impact of stock-based compensation, net of the related tax effects, was to increase APIC by $73.3 million at the end of March 31, 2003. During fiscal year 2004 we incurred an additional $1.1 million of stock-based compensation resulting in a cumulative increase to APIC of $74.3 million and a corresponding increase to accumulated deficit of $74.3 million as of March 31, 2004. This change carried forward to opening and ending balances for fiscal years 2005 and 2006.

Details of Stock Option Investigation Restatement

The following summarizes the accounting issues for the options that were re-measured.

1) For five grants to executives that were approved by unanimous written consents (“UWCs”) signed by the members of the Compensation Committee, we could not find evidence of an approval of the grants on or before the dates for which we set the exercise price of the options. Also, the signatures on the UWCs were not dated. As a result, the final approval and the new measurement date of each grant were deemed to be the date that we received the last signed UWC counterpart via fax. Three of these grants were executive promotion grants for which we set the exercise price as the closing price on dates following the date of the executive’s promotion. In each case, the exercise price was the lowest closing price for any date between (and including) the executive’s promotion date and the date the last UWC counterpart was received back from the Compensation Committee. Our practice at the time was to set the exercise price as the closing price on the employee’s promotion date. These five grants accounted for approximately $3.4 million of the $95.2 million.

2) For one all-employee refresh grant, the “employee allocations” i.e. the number of options to be granted to each individual employee, were not finalized until nine days after the grant was approved by the Compensation Committee. For this grant, we utilized the date the employee allocation list was finalized as the new measurement date. This grant accounted for approximately $1.0 million of the $95.2 million.

3) On one occasion, we set the exercise price for an option to an executive new hire prior to the date the executive began working as a full-time employee. This grant accounted for approximately $14.2 million of the $95.2 million. This grant was approved using the UWC signed by the Compensation Committee. The UWC counterparts were not received back until two months after the offer was accepted and one month after the executive began working as a full-time employee. We measured this grant using the date the last UWC counterpart was received back from the Compensation Committee. The exercise price of this grant was originally set lower than the closing price on the date the employee began employment and was also lower than the closing price on the new measurement date. This grant is in addition to the five grants mentioned above in the first category.

4) On two occasions, we granted options (to both executives and non-executive employees) with exercise prices equal to the closing price of our common stock on the date before the grant was approved. Our predominant practice was to use the closing price on the day of the grant. Upon review, we concluded that the appropriate measurement date was on the date of the grant. These grants accounted for approximately $27.0 million of the $95.2 million.

5) For one all-employee refresh grant, the Compensation Committee appears to have permitted management to select the grant date and therefore the exercise price within a specified future time period (the “Open Period”). There is no evidence indicating that the grant date was selected prior to the last day of the Open Period. As a result, for accounting purposes, we have used a new measurement date equal to the last day of the Open Period. The original grant price was lower than the remeasured price at the end of the open period. This grant accounted for approximately $16.2 million of the $95.2 million.

6) For three grants to executives, eight grants to non-executives and a grant made in connection with an October 2000 acquisition, we concluded that management changed the exercise prices of the options after the option grants were approved, but before they were processed to take advantage of lower closing prices that occurred within a few days after the approved grant date. We have applied variable accounting to these awards, which accounted for approximately $33.5 million of the $95.2 million.

The facts and circumstances surrounding the six categories listed above have been, and continue to be, the subject of investigations by the Enforcement Division of the SEC and the United States Attorney’s Office for the Southern District of California. We are cooperating fully in both investigations.

During the course of the investigation, the Audit Committee did not observe any other accounting issues of concern. In addition, at the conclusion of the investigation, the Audit Committee’s advisors performed a key word email search for other accounting issues in the historical email records of key finance personnel and did not identify any issues of concern.

Impact of Judgments and Interpretations on Restatement Values

In calculating the amount of incremental stock-based compensation expense to record, we had to make certain interpretations and assumptions and draw certain conclusions from and regarding the internal investigation findings. There is the risk that the interpretations and assumptions we made could be disputed by others after the fact or that we did not draw the correct conclusions from the findings. There is a further risk that the investigation findings themselves were inaccurate or incomplete. All of these risks are particularly acute where there was incomplete documentation. Where we had incomplete documentation, we considered the guidance provided by the Office of the Chief Accountant of the SEC, pursuant to a letter dated September 19, 2006 (the “Chief Accountant’s letter”). Specifically, we used all reasonably available relevant information to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred in determining the parameters of the restatement.

Incomplete documentation was an issue with respect to the grants described in categories 1, 3, 5 and the executive and acquisition grants described in category 6. Because we could find no clear and definitive documentation regarding when the grants were made, and in the case of the executive and acquisition grants in category 6, why the exercise price of these grants were set on a day other than the day they would be set under our established practice, we chose alternative dates as described above.

The lack of documentation was also an issue in determining the date on which employee grant allocations became fixed and final in the case of refresh grants (refresh grants are our annual or semi-annual grants to all employees, which usually but not always, included executives.) In cases where the documentation supporting the refresh grant allocations was not complete, we employed the guidance provided by the Chief Accountant’s letter and used available documentation as well as other relevant and available facts to form reasonable conclusions as to the most likely option granting actions that occurred and the dates on which such actions occurred. From April 1997 to March 31, 2006, we had a practice of annual or bi-annual grants to all employees (usually including executives). In the case of the grant described in category 2, we concluded that the allocation list was not finalized until nine days after the approval date. As a result we remeasured the grant using the date the allocation list was determined to be final.

We had to make certain legal interpretations regarding, among other things, the requirements under Delaware law for the granting of stock options, the effectiveness of actions taken by our Board of Directors and certain of its committees, and the effectiveness and effect of UWCs. We also had to make a number of accounting interpretations, including interpreting various SEC accounting literature and applying those interpretations to our facts and circumstances. For example, for each category discussed above we had to interpret and apply APB 25 and related interpretations. Specifically, we had to make a determination of the correct measurement date which, under APB 25, is defined as “the first date on which are known both (1) the number of shares that an individual employee is entitled to receive and (2) the option or purchase price, if any.” We considered the guidance provided by the Chief Accountant’s letter in making our determinations.

In the case of category 4 above, we had to interpret accounting guidance to determine the appropriateness of setting exercise prices for grants using the closing price on the day before the grant approval date. Among the factors we considered was the lack of consistency with which we followed our own practices in pricing grants (day of grant versus day before grant), which may have been employed to take advantage of a lower price within a two-day period.

In the area of legal interpretation, we had to determine the effective date of grants under our process for making new hire and promotion grants to non-executive officers. We determined that the effective date of these grants was the date established and approved by the Stock Option Committee, notwithstanding the fact that the UWCs documenting the grants sometimes were not signed by the Stock Option Committee until a later date. This conclusion is consistent with the guidance provided in the Chief Accountant’s letter with respect to the effect of inconsequential administrative delays.

Underlying the entire restatement are the investigation findings. We had to make numerous assumptions and conclusions in reviewing the evidence presented to us by our outside counsel and forensic accountants, including assumptions regarding the veracity of witnesses; the intent behind the wording of certain documents, particularly informal communications such as emails; the date of undated documents; whether documents were received or read by the addressees and the state of mind of persons involved in the granting process. We believe that the Audit Committee and its representatives were thorough in their investigation, careful and measured in assisting us with our assumptions and conclusions. The process of reaching these conclusions was a collaborative process that involved the forensic accountants, the Audit Committee and the current management team. Despite the difficulty of dealing with imperfect data and the resulting judgments we were able to arrive at a collective conclusion.

Some judgments would have made the restatement higher and some would have made it lower. For example, in category 3 of the 6 categories that comprise the results of our stock option granting practices investigation, the executive’s grant could have been evaluated based on his start date consistent with our practice. This would have lowered the $95.2 million aggregate expense by $7.9 million. In this case we ultimately used the date of the UWC as we could find no evidence of a meeting of the minds until the UWC was signed. Another example dealt with the 387 occasions where we made weekly grants. We repriced the eight exceptions noted but if we had used the UWC signature dates as the measurement dates, we would have recognized no compensation cost for the eight and for the other 379 grants we would have recognized an estimated additional $15.4 million of stock-based compensation expense. Not all of the categories present possible ranges of compensation cost as demonstrated by category 2, where the allocation list was not finalized until a later date and the later date was the only viable measurement date. In addition to the judgment applied to the six categories which ultimately resulted in the recording of stock-based compensation, there were other potential issues identified which did not result in the recording of compensation, such as the use of UWC’s by the stock option committee. We did not assess a possible range of exposure on these items, as we concluded the appropriate grant date had been used originally.

Regulatory Proceedings

On June 8, 2006, we received a request from the SEC to produce voluntarily certain documents concerning our historical stock option grant practices. We produced responsive documents and indicated our intent to cooperate fully with the SEC’s investigation.

On June 27, 2006, we announced in a press release that we had received a Grand Jury subpoena from the U.S. Attorney’s Office for the Northern District of California relating to our historical stock option practices and that a parallel investigation had been initiated by the U.S. Attorney’s Office for the Southern District of California. The U.S. Attorney’s Office for the Northern District of California subsequently deferred the criminal investigation to the Southern District of California and withdrew its Grand Jury subpoena. On July 28, 2006, the U.S. Attorney’s Office for the Southern District of California served us with a Grand Jury subpoena substantially similar to the subpoena previously issued by the Northern District of California.

We have provided regular updates to the SEC and the U.S. Attorney’s Office concerning the status of the internal investigation and the Audit Committee’s findings. We continue to cooperate with the SEC and U.S. Attorney’s Office with respect to these investigations. If we are subject to adverse findings resulting from these investigations, we could be required to pay significant damages or penalties or have other remedies imposed upon us.

Other U.S. Federal, state or foreign agencies could commence additional regulatory inquiries. To date we have incurred stock option investigation related expenses of approximately $550,000 in the quarter ended June 30, 2006 and $1.2 million in the quarter ended September 30, 2006, and expect to incur an additional $1.5 million to $2.0 million for the quarter ended December 31, 2006.

Legal Proceedings

Various current and former directors and officers have been named as defendants in two consolidated stockholder derivative actions filed in the U.S. District Court for the Northern District of California, captioned In re Applied Micro Circuits Derivative Litigation (N.D. Cal.) (The “Federal Action”); and four substantially similar consolidated stockholder derivative actions filed in California state court, captioned In re Applied Micro Circuits Corporation Shareholder Derivative Litigation (Santa Clara County Superior Court) (the “State Action”). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2005. Both actions assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, imposition of a constructive trust over the option contracts, and violations of Section 25402 of the California Corporations Code. The Federal Action also alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Exchange Act. Both Actions seek to recover unspecified monetary damages against the individual defendants on behalf of Applied Micro Circuits Corporation, restitution, rescission of the option contracts, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. We are named as a nominal defendant in both the Federal and State Actions; thus no recovery against us is currently sought.

We have engaged outside counsel to represent us in the government inquiries and pending lawsuits.

We may become subject to additional private or government actions. The expense of defending such litigation may be significant. In addition, an unfavorable outcome in such litigation could have a material adverse effect on our business, results of operations and financial condition.

Please refer to the Explanatory Note at the beginning of this report and Note 2 to the accompanying Notes to Consolidated Financial Statements for additional information on the Audit Committee’s review of our stock option granting practices and the restatement. Please refer to “Controls and Procedures” included in Item 9A of Part II of this report for additional information on remedial measures that we have adopted.

OVERVIEW

We are a leader in semiconductors and PCBAs, for the communications and storage markets. We design, develop, market and support high-performance IC’s and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs, for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, and gateways, metro transport platforms and core switches and routers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity SATA RAID controllers for emerging storage applications such as disk-to-disk backup, near-line storage, NAS, video, and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Net Revenue.    We generate revenues primarily through sales of our IC products, embedded processors and PCBAs to OEMs, such as Alcatel, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Lucent, Ericsson, NEC, Nortel, Siemens, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market we generate revenues primarily through sales of our SATA RAID controllers to our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, VARs, systems integrators and retail consumers.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;
•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.
•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;
•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;
•	general economic and market conditions in the semiconductor industry and communications markets; and
•	combinations of companies in our customer base, which may result in the resulting combined company choosing its IC standardization other than our supported product platforms.

For these and other reasons, our net revenue and results of operations in 2006 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2006 were as follows:

	2006	2005	2004 (restated)
Avnet	21%	16%	14%
Sanmina—SCI	10%	*	11%

*	Less than 10% of total net revenues for period indicated.

On July 5, 2005, Avnet acquired Insight Electronics. For purposes of the table above, the shipments to Insight Electronics and Avnet were retroactively combined for all periods presented.

Looking through product shipments to distributors and subcontractors to the end customers, to the best of our knowledge, net revenues to end customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2006 were as follows:

	2006	2005	2004 (restated)
Nortel Networks Corporation	12%	11%	17%

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2006	2005	2004 (restated)
United States of America	$115,043	$121,527	$70,617
Other North America	27,686	21,003	8,042
Europe and Israel	47,246	50,124	18,695
Asia	70,951	59,748	33,823
Other	918	1,354	—

	$261,844	$253,756	$131,177

All of our revenue to date has been denominated in U.S. dollars.

Net Loss.    In fiscal 2006, our net loss was approximately $148.4 million as compared to $127.4 million in fiscal 2005, a difference of $21.0 million. This increase in our net loss in fiscal 2006 was primarily the result of a $131.2 million goodwill impairment charge and a $3 million increase in restructuring costs. These charges were offset by an improvement in gross profit of $9.0 million and a $29.0 million reduction in research and development and selling, general and administrative expenses. In addition, we had lower operating expenses in fiscal 2006 for stock-based compensation expense of $2.2 million, in-process research and development (“IPR&D”) of $13.4 million, purchased intangible asset impairment charges of $27.3 million, amortization of purchased intangibles of $2.4 million, and litigation settlement costs of $29.3 million. Our net loss has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;
•	amortization of purchased intangibles;
•	acquired in-process research and development, or IPR&D;
•	litigation settlement costs;

•	goodwill impairment charges;
•	combinations of companies within our customer base;
•	purchased intangible asset impairment charges; and
•	income tax expenses (benefits).

Since the start of fiscal 2004, we have invested a total of approximately $322.3 million (excluding stock-based compensation) in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. We have not generated significant revenues from products developed during this time because for most of the products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development, qualification, and enter into volume production. In addition, any downturn in the telecommunications market can severely impact our customers and usually results in significantly less demand for the quantity of these products than expected when some of the developments commenced and, as a result of restructuring activities, we discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

Over the last several years, we have undertaken significant restructuring activities in an effort to reduce operating costs. In addition, in an effort to diversify our customer base and markets that we serve, we have also made several acquisitions. In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line, or the PRS Business, for approximately $51 million in cash to complement our existing communications products portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI Corporation, a provider of Fibre Channel hardware and software products for storage networks, for approximately $196.4 million in cash. In April 2004, we completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions, for a purchase price of approximately $145 million in cash. In May 2004 and December 2004, we acquired intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC standard products for approximately $232 million in cash. The PowerPC 400 series product line targets Internet, communication, data storage, consumer and imaging applications.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and impairments of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for stock-based compensation, revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debts. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Restatement of Consolidated Financial Statements

In calculating the amount of stock-based compensation expense, we had to interpret various legal, accounting and regulatory rules and make numerous assumptions and conclusions regarding the evidence developed during the investigation.

In coming to our conclusions we developed a range based upon the use of alternative measurement dates that occurred during the investigation and were ultimately deemed to be incorrect based on a full assessment of the facts and circumstances. Some of these would have made the restatement higher and some would have made it lower. For example, in category 3 of the 6 categories that comprise the results of our stock option granting practices investigation, the executive’s grant could have been evaluated based on his start date consistent with our practice. This would have lowered the $95.2 million aggregate expense by $7.9 million. In this case we ultimately used the date of the UWC as we could find no evidence of a meeting of the minds until the UWC was signed. Another example dealt with the 387 occasions where we made weekly grants. We repriced the eight exceptions noted but if we had used the UWC signature dates as the measurement dates, we would have recognized no compensation cost for the eight and for the other 379 grants we would have recognized an estimated additional $15.4 million of stock-based compensation expense. Not all of the categories present possible ranges of compensation cost as demonstrated by category 2, where the allocation list was not finalized until a later date and the later date was the only viable measurement date. In addition to the judgment applied to the six categories which ultimately resulted in the recording of stock-based compensation, there were other potential issues identified which did not result in the recording of compensation, such as the use of UWC’s by the stock option committee. We did not assess a possible range of exposure on these items, as we concluded the appropriate grant date had been used originally.

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, reducing our future demand estimate to six months could increase our current reserve balance by approximately $6.5 million as of March 31,

2006. Alternatively, increasing our future demand forecast to 18 months could reduce our exposure by approximately $1.4 million below the current reserve, as of March 31, 2006. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure and changes to master purchase agreements with our larger customers. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce our gross margins. Additional change to negotiated master purchase agreements could result in increased warranties reserves and unfavorably impact present and future gross margins.

Goodwill and Intangible Asset Valuation

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method and the market comparison approach. These methods require significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2006 and 2005, in accordance with SFAS 142, we determined that there were three reporting units to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

For fiscal 2006, the discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 15% to 17%

for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% and terminal growth rates of 4%. Upon completion of the annual impairment test for fiscal 2006, we determined that there was an indication of impairment because the estimated carrying values of two of the three reporting units exceeded their respective fair values. As a result, we performed additional analysis as required by SFAS 142. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analysis performed, we recorded a charge for $131.2 million in the fourth quarter of fiscal 2006 which primarily relates to the deterioration of revenues associated with the products we acquired in the JNI acquisition.

For fiscal 2005, the discounted cash flows for each reporting unit were based on discrete five-year financial forecasts developed by management for planning purposes. Cash flows beyond the five-year discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 15% to 33% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 17% and terminal growth rates of 7.5%. We did not recognize any goodwill impairment as a result of performing this annual test. A variance in the discount rate or the estimated revenue growth rate would have had a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment. For example, a 1% - 2% increase in the discount rate would have resulted in an indication of possible impairment that would have led us to further quantify the impairment and potentially record a charge to write-down these assets in fiscal 2005.

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities and then estimate the future lease and operating costs to be paid until the lease is terminated and the amount of any sublease income. To form our estimates for these costs, we performed an assessment of the affected facilities and considered the current market conditions for each site. Our assumptions for the operating costs until termination or the offsetting sublease revenues may turn out to be incorrect, and our actual costs may be materially different from our estimates, which could result in the need to record additional costs or to reverse previously recorded liabilities. Our policies require us to periodically evaluate, at least semiannually, the adequacy of the remaining liabilities under our restructuring initiatives.

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

Stock-Based Compensation Expense for Fiscal 2007 and Thereafter

Effective April 1, 2006 we adopted SFAS 123(R). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We have used the historical average volatility for our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is based on observed interest rates appropriate for the terms of our stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units will be based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in fiscal 2007 and thereafter will be based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the pro forma number impact of SFAS 123 described in Note 1 of our Notes to Consolidated Financial Statements under SFAS 123.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”) Revenue Recognition in Financial Statements, as well as SAB 104, Revenue Recognition. These pronouncements require that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns, competitive pricing programs and rebates. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA shipping point. If actual returns or pricing adjustments exceed our estimates, we would record additional reductions to revenue.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended March 31, 2006 to the Year Ended March 31, 2005

Net Revenues.    Net revenues for the year ended March 31, 2006 were approximately $261.8 million, representing an increase of 3.2% from the net revenues of approximately $253.8 million for the year ended March 31, 2005. During most of fiscal 2006, we classified our revenues into three categories based on markets that the underlying products serve. The categories were communication, storage and embedded. We use this information to analyze the performance and success in these markets. The increase in total net revenues was primarily attributable to an increase in our communications and embedded product revenues, offset by decreases in our storage and other revenues. In December 2005, we combined the categories of communications and embedded to form one category called integrated communication products (“ICP”). See the following tables (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$131,135	50.1%	$128,900	50.8%	$2,235	1.7%
Embedded products	73,546	28.1	64,474	25.4	9,072	14.1

ICP subtotal	204,681	78.2	193,374	76.2	11,307	5.8
Storage	51,255	19.6	51,423	20.3	(168)	(0.3)
Other	5,908	2.2	8,959	3.5	(3,051)	(34.1)

	$261,844	100.0%	$253,756	100.0%	$8,088	3.2%

The communication revenue increased largely due to an increase in the volume of our communication products and the embedded products increased primarily due to the introduction of new products and to an increase in average price of the products sold. Storage revenue decreased due to the phase out of the Fibre Channel host bus adaptor products offset by an increase in volume of our RAID products. In fiscal 2005, we discontinued our Fibre Channel host bus adaptor products. These products accounted for a significant portion of our storage revenues in fiscal 2005 and though we continue to ship these products, the revenue from sales of these products has declined significantly and is expected to continue to decline.

As a result of our efforts to reduce ongoing operating expenses, we have focused our product development efforts on higher growth opportunities (“focus” products) and defocused our product development efforts away from certain legacy product (“nonfocus” products). Product areas we have focused on are products that process, transport and store information. Our process technology products focus on utilizing our sixth generation of network processor cores and our Power Architecture portfolio to meet the needs of the converged IP/Ethernet network while the transport technology products focus on Metro Ethernet, Triple Play access technologies and error correction solutions. The storage technology products address the needs of mass storage based on high performance sequential input/output (“I/O”). The nonfocus product areas are our legacy switching products, ASICs, Fibre Channel HBAs, SAN ICs, pointer processors, and legacy framers. We expect the revenues from our nonfocus products to continue to decline in the future. The following table illustrates revenue from our focus and nonfocus areas (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Focus	$207,331	79.2%	$185,165	73.0%	$22,166	12.0%
Nonfocus	54,513	20.8	68,591	27.0	(14,078)	(20.5)

	$261,844	100.0%	$253,756	100.0%	$8,088	3.2%

Gross Profit.    The following table presents net revenues, cost of revenues and gross profit for fiscal years ended March 31, 2006 and 2005 (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Net revenues	$261,844	100.0%	$253,756	100.0%	$8,088	3.2%
Cost of revenues	122,392	46.7	123,253	48.6	(861)	(0.7)

Gross profit	$139,452	53.3%	$130,503	51.4%	$8,949	6.9%

The increase in gross profit for the year ended March 31, 2006 was primarily attributable to the increase in revenues and to the decrease of $5.7 million of amortization in purchased intangibles and $2.2 million of purchased inventory fair value adjustment included in our cost of revenues partially offset by an unfavorable change in the mix of our products sold.

The amortization of purchased intangible assets included in cost of revenues during the year ended March 31, 2006 was $17.6 million compared to $23.3 million for the year ended March 31, 2005. Based on the amount of capitalized purchased intangibles on the balance sheet as of March 31, 2006, we expect amortization expense for purchased intangibles charged to cost of revenues to be $14.5 million in fiscal 2007, $14.5 million in fiscal 2008 and $35.8 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses.    The following table presents research and development and selling, general and administrative expenses for fiscal years ended March 31, 2006 and March 31, 2005 (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	Change
Research and development	$91,080	34.8%	$118,665	46.8%	$(27,585)	(23.2)%
Selling, general and administrative	$58,396	22.3%	$59,821	23.6%	$(1,425)	(2.4)%

Research and Development.    Research and development (“R&D”) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D of 23.2% for the year ended March 31, 2006 was primarily due to lower payroll and the related benefits expense of $22.9 million and lower design costs and software and equipment depreciation costs of approximately $4.7 million resulting from our restructuring initiatives. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative communications and storage products. Currently, R&D expenses are focused on the development of integrated communications and storage products and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding, commissions and facilities expenses. The decrease in SG&A expenses of 2.4% for the year ended March 31, 2006 were primarily due to lower facilities rents, lower equipment and software costs, and lower professional services of $5.1 million offset by an increase in payroll and related expenses of $3.2 million. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation.    The following table presents stock-based compensation expense for employees engaged in R&D and SG&A activities for the fiscal years ended March 31, 2006 and 2005, all of which was excluded from those operating expenses line items (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	Change
Research and development	$2,690	1.0%	$3,407	1.3%	$(717)	(21.0)%
Selling, general and administrative	3,761	1.4	5,259	2.1	(1,498)	(28.5)

	$6,451	2.4%	$8,666	3.4%	$(2,215)	(25.6)%

Stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Stock-based compensation charges were $6.5 million for the year ended March 31, 2006, compared to $8.7 million for the year ended March 31, 2005. The decrease in stock-based compensation expense in 2006 related primarily to a reduction in the amortization of deferred compensation resulting from assumed unvested equity compensation instruments becoming fully vested and the elimination of deferred compensation as a result of the termination of employment of certain employees.

Effective April 1, 2006 we adopted SFAS 123(R). The balance of unearned stock-based compensation related to acquired companies of $2.1 million will be reversed to additional paid in capital in fiscal 2007. Additionally, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant date fair values and does not allow the previously permitted pro forma disclosure-only method as an alternative to financial statement recognition. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees, our operating expenses will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. We anticipate we will grant additional employee stock options and restricted stock units in fiscal 2007. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Acquired In-process Research and Development.    We did not acquire any companies in fiscal 2006 and as result did not have any IPR&D expense. However, for the fiscal year ended March 31, 2005, we recorded $13.4 million of acquired IPR&D resulting from the acquisitions of 3ware and the embedded products business. These amounts were expensed on the acquisition dates because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the 3ware acquisition was made up of two projects that were 42% and 25% complete at the date of acquisition. The estimated cost to complete these projects was $650,000 and $2.3 million, respectively, and the discount rate applied to calculate the IPR&D charge was 30% and 35%, respectively. The IPR&D charge related to the embedded products business acquisition was made up of three projects, which were between 42% and 69% complete at the date of acquisition. The estimated aggregate cost to complete these projects was $9.1 million. The discount rate applied to calculate the IPR&D charge ranged from 25% to 30%.

Goodwill and Purchased Intangible Asset Impairment Charges.    To coincide with our annual long-range planning process, we assess goodwill for impairment annually in the fourth quarter, or more frequently if the indicators of impairment are present. Based upon an analysis performed in the fourth quarter of fiscal 2006, which included a discounted cash flow analysis, as well as market comparables, we recorded a charge for the impairment of goodwill of $131.2 million which is recorded in operating expenses in the consolidated statement of operations.

Restructuring Charges.    The following table presents restructuring charges for the fiscal years ended March 31, 2006 and March 31, 2005 (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Restructuring charges	$12,602	4.8%	$9,622	3.8%	$2,980	31.0%

In April 2003, we announced a restructuring program. The April 2003 restructuring program consisted of a workforce reduction of 185 employees, consolidation of excess facilities and fixed asset disposals. We recognized a total of $23.8 million restructuring cost related to the plan. The restructuring costs consisted of approximately $5.7 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit, in November 2003, related to the reoccupation of a portion of a building in San Diego and an adjustment for overestimated severance to be paid.

In November 2004, we implemented another workforce reduction and realignment. The November 2004 workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring our operations, consolidating our facilities and reducing our workforce. The restructuring consisted of the elimination of approximately 150 employees, the closure of the Israel facility and consolidating other locations. As a result of the November 2004 restructuring, we recorded a charge of approximately $9.1 million, consisting of $4.4 million for employee severances, $4.2 million for property and equipment write-offs, and $0.5 million for the closure of the Israel facility and abandonment of certain leased property.

In July 2005, we implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 40 employees, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring, we recorded a charge of approximately $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of facilities. We anticipate saving approximately $4.0 million annually as a result of this restructuring program.

In March 2006, we communicated and began implementation of a plan to exit our operations in France and India and reorganize part of our manufacturing operations. The restructuring program included the elimination of approximately 68 employees. As a result of the March 2006 restructuring, we recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severance, $1.0 million for operating lease write-offs, and $0.6 million for asset impairments. In connection with this exit plan, we estimate that we will record additional restructuring charges of up to $3.9 million in fiscal year 2007. These actions are not expected to affect revenues from current products. We anticipate saving approximately $9.0 million annually as a result of this restructuring program.

Interest and Other Income.    The following table presents interest and other income for the fiscal years ended March 31, 2006 and 2005 (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$15,617	6.0%	$18,699	7.4%	$(3,082)	(16.5)%
Other income, net	$256	0.1%	$—	—%	$256	—%

Interest Income, net.    Net interest reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease for the year ended March 31, 2006 is primarily due to lower cash and short-term investment balances as well as lower net realized gains on the portfolio.

Other Income, net.    Other income (expense), net for the year ended March 31, 2006 includes net gains on sale of strategic equity investments and the disposals of property and equipment offset by realized losses on foreign currency hedges.

Income Taxes.    The following table presents our income tax expense (benefit) for the fiscal years ending March 31, 2006 and 2005 (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Income tax expense (benefit)	$(636)	(0.2)%	$2,861	1.1%	$3,497	122.2%

The federal statutory income tax rate was 35% for the fiscal years ending March 31, 2006 and 2005. The net income tax benefit in fiscal 2006 primarily relates to the reversal of a $1.1 million tax contingency related to our Israeli subsidiary. The contingency was originally set up in fiscal 2005 when we made the decision to exit our operations in Israel and we violated the terms of a tax holiday we were operating under in that country. As the result of a letter we received from the Israeli authorities, which cleared us of certain tax exposures, we have reversed the contingent accrual. This benefit is offset by taxes on our foreign operations.

Comparison of the Year Ended March 31, 2005 to the Year Ended March 31, 2004 as Restated

As a result of our stock option granting practices investigation and related accounting, we have restated our consolidated financial statements for the years ended March 31, 2004, 2003, 2002, 2001, 2000 and 1999. This section reflects restated amounts for fiscal year 2004. The restatement impacted our cost of goods sold, gross profit, research and development and selling, general and administrative stock-based compensation expenses. The restatement had no impact on our consolidated statements of operations for the fiscal year ended March 31, 2005. See Note 2 in our “Notes to Consolidated Financial Statements” for details of the restatement.

The cumulative effect of the restatement resulted in an adjustment to beginning stockholders’ equity of $73.2 million for the fiscal year ended March 31, 2004. We recorded an additional $1.1 million in stock-based compensation expense during the fiscal year ended March 31, 2004. Due to our tax position, there was no tax benefit related to the additional stock-based compensation expense. The cumulative effect of the restatement resulted in an increase to additional paid-in capital of $74.3 million and an offsetting increase to accumulated deficit of $74.3 million as of March 31, 2004 and 2005.

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

	Fiscal Years Ended March 31,
	2005		2004 (restated)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$128,900	50.8%	$104,197	79.4%	$24,703	23.7%
Embedded products	64,474	25.4	—	—	64,474	—

ICP subtotal	193,374	76.2	104,197	79.4	89,177	85.6
Storage	51,423	20.3	13,038	10.0	38,385	294.4
Other	8,959	3.5	13,942	10.6	(4,983)	(35.7)

	$253,756	100.0%	$131,177	100.0%	$122,579	93.4%

Gross Profit.    The following table presents net revenues, cost of revenues and gross profit for fiscal years ended March 31, 2005 and 2004 (dollars in thousands):

	Fiscal Years Ended March 31,
	2005		2004 (restated)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Net revenues	$253,756	100.0%	$131,177	100.0%	$122,579	93.4%
Cost of revenues	123,253	48.6	57,604	43.9	65,649	114.0

Gross profit	$130,503	51.4%	$73,573	56.1%	$56,930	77.4%

The increase in gross profit for the year ended March 31, 2005 was primarily attributable to the increase in revenues, offset by an increase of $14.4 million and $0.8 million of amortization of developed technology and purchased inventory fair value adjustment included in our cost of revenues, respectively.

The amortization of purchased intangible assets included in cost of revenues during the year ended March 31, 2005 was $23.3 million compared to $9.0 million for the year ended March 31, 2004. The increase was a result of our fiscal 2005 acquisitions.

Research and Development and Selling, General and Administrative Expenses.    The following table presents research and development and selling, general and administrative expenses for fiscal years ended March 31, 2005 and 2004 (dollars in thousands):

	Fiscal Years Ended March 31,
	2005		2004 (restated)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Research and development	$118,665	46.8%	$112,594	85.8%	$6,071	5.4%
Selling, general and administrative	$59,821	23.6%	$45,121	34.4%	$14,700	32.6%

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

Selling, General and Administrative.    The increase in SG&A expenses of 32.6% for the year ended March 31, 2005 was primarily due to the effect of higher payroll and related benefits, corporate branding, commissions, and contracted services of approximately $16.8 million, as a result of our fiscal 2004 and fiscal 2005 acquisitions, offset by lower professional services and insurance expense of $2.1 million.

Stock-Based Compensation.    The following table presents stock-based compensation expense for employees engaged in R&D and SG&A activities for the fiscal years ended March 31, 2005 and March 31, 2004, all of which was excluded from those operating expenses (in thousands):

	Fiscal Years Ended March 31,
	2005		2004 (restated)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Research and development	$3,407	1.3%	$16,489	12.6%	$(13,082)	(79.3)%
Selling, general and administrative	5,259	2.1	5,204	4.0	55	1.1

	$8,666	3.4%	$21,693	16.6%	$(13,027)	(60.1)%

In fiscal 2005, we recorded approximately $19.0 million of deferred compensation in connection with stock options assumed in our acquisition of 3ware. Stock-based compensation charges were $8.7 million for the year ended March 31, 2005, compared to $21.7 million for the year ended March 31, 2004.

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

Purchased Intangible Asset Impairment Charge.    As a result of the November 2004 restructuring program, we decided to reduce our future investment in certain products acquired in the JNI transaction. During the third quarter of fiscal 2005, we performed an impairment test as required by SFAS 144 which resulted in a non-cash charge of $27.3 million for the impairment of purchased intangibles. This charge is recorded in operating expenses in the consolidated statement of operations for the year ended March 31, 2005.

Restructuring Charges.    Restructuring charges for the fiscal year ended March 31, 2005 were $9.6 million, representing a decrease of 56.9% from the restructuring charges of $22.3 million for the year ended March 31, 2004.

Interest and Other Income.    The following table presents interest and other income for the fiscal years ended March 31, 2005 and 2004 (dollars in thousands):

	Fiscal Years Ended March 31,
	2005		2004 (restated)
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	Change
Interest income, net	$18,699	7.4%	$35,007	26.7%	$(16,308)	(46.6)%
Other income, net	$—	—%	$8,340	6.4%	$(8,340)	(100.0)%

Interest Income, net.    The decrease net interest income for the year ended March 31, 2005 is primarily due to lower cash and short-term investment balances as well as lower net realized gains on the portfolio.

Other Income, net.    The decrease in other income (expense), net is due to gains on strategic equity investments, on the sales of real estate, and on the sale of property and equipment recognized in fiscal 2004 which did not occur in fiscal 2005.

Income Taxes.    The following table presents our income tax expense (benefit) for the fiscal years ending March 31, 2005 and 2004 (dollars in thousands):

	Fiscal Years Ended March 31,
	2005		2004 (restated)
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Income tax expense (benefit)	$2,861	1.1%	$(1,776)	(1.4)%	$4,637	261.1%

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

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2006, our principal source of liquidity consisted of $335.7 million in cash, cash equivalents and short-term investments. Working capital as of March 31, 2006 was $336.9 million. Total cash, cash equivalents, and short-term investments decreased by $87.7 million during the year ended March 31, 2006 primarily as a result of the use of $64.9 million to fund our net stock repurchase program, $9.9 million to repurchase our stock on the open market, $7.9 million to purchase property, equipment and other assets, and $4.6 million to fund our operating activities. At the end of March 31, 2006, we had contractual obligations not included on our balance sheet totaling $64.8 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the year ended March 31, 2006, we used $4.6 million of cash for our operations compared to using $11.3 million for our operations in the year ended March 31, 2005. Although we had a net loss of $148.4 million for the year ended March 31, 2006, there were $176.5 million of non-cash charges including $12.9 million of depreciation, $22.2 million of amortization of purchased intangibles, $131.2 million of goodwill impairment charges, $6.5 million of stock-based compensation charges, $4.4 million of non-cash restructuring charges and $0.7 million gain of strategic equity investments. The remaining change in operating cash flows for the year ended March 31, 2006 primarily reflects increases in inventory and accounts payable offset by decreases in accounts receivable, other assets, accrued payroll and other accrued liabilities. Net cash used for operations for the year ended March 31, 2005 primarily reflects our operating results before non-cash charges and changes in operating assets and liabilities.

We generated $46.5 million of cash from investing activities during the year ended March 31, 2006, compared to using $225.0 million during the year ended March 31, 2005. The generation of cash for the year ended March 31, 2006 primarily reflects net proceeds from the sales and maturities of short-term investments offset by the purchases of property, equipment and other assets, and the purchase of strategic investment. The outflow of cash for the year ended March 31, 2005 primarily reflects the net cash paid for our fiscal 2005 acquisitions, and purchases of property, equipment and other assets offset by the net proceeds from the sale and maturities of short-term investments

We used $68.2 million of cash for financing activities compared to using $17.4 million of cash for the year ended March 31, 2005. The major financing use of cash was in funding the repurchase of our common stock and our structured stock repurchase programs offset by the issuance of common stock through the exercise of employee stock options and funds received from structured stock repurchase agreements. The major financing source of cash for the year ended March 31, 2005 was related to the funding of our common stock repurchase programs offset by the sales of common stock through the exercise of employee stock options.

On August 25, 2006, we acquired Quake Technologies, Inc. (“Quake”). Under the terms of the Merger Agreement, we acquired Quake’s net tangible assets and intellectual property for $81.2 million in cash including merger costs. Of the amount paid, $12.0 million will be placed in escrow for at least one year in order to secure the indemnification obligation of Quake.

On August 12, 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. At March 31, 2006, $130.6 million remains available for repurchase. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. During fiscal 2006, we repurchased 4.0 million shares of our common stock for approximately $9.9 million on the open market. These shares were retired upon delivery to us.

We also utilize structured stock repurchase agreements to buy back shares which are prepaid written put options on our common stock. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our investment returned with a premium. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement inception. Any cash received, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in the Emerging Issues Task Force No. (“EITF”) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

During the year ended March 31, 2006, we entered into structured stock repurchase agreements totaling $105.0 million. Upon settlement of the underlying agreements, we received $40.1 million in cash and 12.8 million shares of our common stock at an effective purchase price of $2.74 per share.

At March 31, 2006, we had nine open structured stock repurchase agreements totaling $37.5 million that have varying maturities through June 30, 2006. As of September 30, 2006, we received $17.4 million in cash and 7.7 million shares of our common stock to close the nine structured stock purchase agreements.

During the year ended March 31, 2005, we repurchased on the open market 5.4 million shares of our common stock for approximately $16.9 million. These shares were retired upon delivery to us. In addition, we entered into structured stock repurchase agreements totaling $59.5 million. Upon settlement of the underlying agreements, we received 2.5 million shares of our common stock at an effective purchase price of $3.03 per share from the settlements resulting in the delivery of shares and received cash totaling $48.3 million from the settlements resulting in the return of the investment with a premium.

The table below is a summary of our repurchase program share activity for the years ended March 31, 2006 and 2005 (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2006	2005
Open market repurchases:
Aggregate repurchase price	$9,947	$16,933
Repurchased shares	3,964	5,380

Average price per share	$2.51	$3.15

Structured agreements:
Shares acquired in settlement	12,787	2,478

Average price per share	$2.74	$3.03

Total shares acquired by repurchase or in settlement	16,751	7,858

Average price per share	$2.69	$3.11

The following table summarizes our contractual operating leases and other purchase commitments as of March 31, 2006 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31,
2007	$14,874	$28,601	$43,475
2008	10,363	—	10,363
2009	6,569	—	6,569
2010	2,105	—	2,105
2011	1,103	—	1,103
Thereafter	1,147	—	1,147

Total minimum payments	$36,161	$28,601	$64,762

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

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on the consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (or loss). We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed and asset backed securities and closed-end bond funds, with credit ratings as specified in our investment policy. We also have invested in preferred stocks, which pay quarterly fixed rate dividends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values, except for investments managed by one investment manager who utilizes U.S. Treasury bond futures options (“futures options”) as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager.

We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2006, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $286.5 million and a cost basis of $298.5 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2006 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of March 31, 2006	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$304,137	$298,983	$292,641	$286,540	$281,044	$275,998	$272,615

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

Item 8.	Financial Statements and Supplementary Data.

Refer to the Index to the Financial Statements on Page F-l.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such terms are defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2006, the end of the period covered by this report. Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported on a timely basis and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure. Based on the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

As a result of the review of our stock option practices and the related accounting, our management, including our CEO and CFO, concluded that we had material weaknesses in our internal control over financial reporting prior to March 31, 2005 as discussed below. Notwithstanding the material weaknesses described below, our current management, based upon the substantial work performed during the restatement process, have concluded that our consolidated financial statements for the periods covered by and included in this report are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented herein.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Based on its assessment, management has concluded that the Company maintained effective internal control over financial reporting as of March 31, 2006, based on criteria in Internal Control—Integrated Framework, issued by the COSO. Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2006, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which follows.

Stock Options Granting Practices Review and Restatement Related to Stock Options

In May 2006, we commenced a voluntary review of our historical stock option granting procedures and accounting, which became a formal investigation conducted by an outside law firm and forensic accounting firm and was overseen by the audit committee of our Board of Directors. The scope of the Audit Committee’s investigation was extensive, and included the review of stock option grants during the period commencing with our initial public offering on November 25, 1997 through March 2006. The Audit Committee, through its outside consultants, reviewed and tested approximately 240 executive level grants, approximately 13,500 non-executive level grants, and approximately 50 director grants which included every grant to every individual since the date of our initial public offering.

On August 18, 2006 the Audit Committee and its advisors met with management to share the results of the investigation and to assist management in reaching conclusions regarding the accounting implications of the Audit Committee’s findings. As a result of this process, the Audit Committee and management concluded that we should have used different measurement dates in accordance with APB 25 for certain stock option grants during fiscal years 1999 through 2002. Utilizing the new measurement dates, we calculated our aggregate incremental stock-based compensation cost for all affected periods to be approximately $95.2 million before any tax adjustments. In reaching our conclusions, we considered the guidance provided by the Office of the Chief Accountant on the appropriate application of the stock option accounting literature in Chief Accountant Hewitt’s letter dated September 19, 2006 (the “Chief Accountant’s letter”). Additional information is contained in Note 2 of the consolidated financial statements.

Based on the results of the review, we have concluded that the accounting measurement dates for certain stock option grants awarded during the fiscal years ended March 31, 1999, 2000, 2001 and 2002 differ from the measurement dates previously used to determine any stock-based compensation expense during the six fiscal years ended March 31, 2004. These accounting errors resulted from material weaknesses in our internal control over financial reporting in these periods. A discussion of these material weaknesses, changes implemented with the adoption of the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), and additional remediation implemented after the investigation are detailed below.

Assessment of Prior Period Controls

The investigation of our historical stock option granting procedures revealed material weaknesses in the years prior to our implementation of enhanced internal controls to meet Sarbanes-Oxley requirements. The additional compensation expense did not involve any options granted after fiscal year 2002. We have determined that the material weaknesses that existed during the years the remeasured grants were made were effectively remediated as a result of a combination of enhanced internal controls to meet Sarbanes-Oxley requirements and additional changes to our option grant procedures and practices that we have adopted over time. We have concluded that as of March 31, 2005, there were effective controls designed and in place and that the likelihood of stock-based compensation being materially misstated was more than remote. The details behind this conclusion are as follows:

The investigation revealed that we did not have effective controls in place to identify the following:

1. From August 1999 through April 2001 we granted options with exercise prices equal to the closing price of our common stock on the day before the grant. Although this practice was not inconsistent with our equity plans, we have concluded that our practice was not consistently followed and that the preferred methodology is to set the exercise price using the closing price on the grant date. We discontinued this practice in April 2001.

2. The lack of adequate documentation in connection with option grants. The improved policies and procedures regarding new hire and promotion grants that we implemented to meet Sarbanes-Oxley requirements have addressed the documentation issue. The new policies and procedures include the requirement for greater, and more consistent, documentation with respect to the stock option granting process. We have also improved our document retention practices. These policies and procedures are in turn reviewed on an annual basis to ensure compliance.

3. We had one instance where an employee’s grant was priced on a day prior to his commencement of services. Our procedures were enhanced to ensure no options can be issued prior to the employees start date to remedy this item and no further incidents have occurred.

4. The investigation revealed instances where we deviated from our established, but unwritten, practice for making new hire and promotion grants. Since fiscal year 2005, our enhanced internal controls established detailed written procedures for making such grants. These procedures are subjected to annual testing and auditing. As part of our post investigation remediation, we have moved to a once-a-quarter approval process for granting restricted stock units (“RSU”) and options for new hire and promotion grants.

Further, all RSU and option grants must now be reviewed and approved by the full Compensation Committee and duly recorded in the minutes of the Committee meeting approving the grants. The one member Stock Option Committee that previously had authority to approve certain non-executive grants has been dissolved. These measures have eliminated the type of undocumented exception to the practice that was identified in the investigation.

REMEDIAL MEASURES INSTITUTED BY THE COMPANY

Stock Option Measures Adopted In Response to Sarbanes-Oxley

Section 403 of Sarbanes-Oxley, enacted on July 30, 2002, mandated new reporting requirements that apply when we issue securities to our insiders, including our executive officers and directors. Prior to Sarbanes Oxley, insiders were required to file Form 4s, to report transactions in our securities no later than 10 days after the end of the month in which the transaction occurred. Section 403 shortened the Form 4 filing period to the two business days following the insider’s securities transaction. Compliance with Section 403 has significantly reduced the risk for stock option price manipulation by insiders who now must publicly report stock option grants within just two business days of the grant date. We have consistently complied with the requirements of Section 403 since its effective date, reporting all stock option grants to our officers and directors within two days of the grant date.

In 2005, in anticipation of issuing our initial evaluation of our internal control over financial reporting as required under Section 404 of Sarbanes-Oxley, we changed and improved our internal controls over stock option administration by adding new written stock option accounting policies and procedures that, among other things, identify and address the following seven potential risk factors: (1) lack of segregation of duties; (2) unauthorized access to stock administration systems; (3) lack of authorization for grants; (4) inaccurate processing of grants, exercises or cancellations; (5) improper accounting for grants; (6) improper calculation or recording of shares issued under our employee stock purchase plan; and (7) inaccurate financial reporting. We also adopted a program to test annually the effectiveness of the new stock option accounting policies and procedures. Among other things, the test program provides for verification of Compensation Committee approval of grants and verification that access to the computerized system is limited to authorized personnel.

Additional Stock Option Measures

In March 2006 and prior to the initiation of the Audit Committee’s investigation, we changed our equity incentive policy to begin issuing RSUs instead of options to all employees below the Vice President level. RSUs do not carry the same risk of price manipulation that stock options do as the RSUs do not have an exercise price at the date of the grant. In addition, following the completion of the Audit Committee’s investigation and report, we took steps to adopt every remedial measure recommended by the Audit Committee’s external advisors to ensure we have in place the proper controls and processes to prevent options backdating. In particular, our Board of Directors has taken the following actions:

•	On July 25, 2006, our Board of Directors approved a policy whereby RSUs and stock option grants issued to employees are made only in accordance with a predetermined schedule.

•	On July 25, 2006, our Board of Directors approved a change in the method of setting the exercise price of option grants to directors so that the exercise prices for grants for newly elected directors are not set until the first trading day after the director’s election to the Board of Directors on which officers and directors are permitted to trade in our common stock.

•	On August 23, 2006, our Board of Directors dissolved the Stock Option Committee, which was then comprised of a single member, and required all subsequent equity awards to be approved by either the Compensation Committee or the full Board of Directors.

•	On August 23, 2006, our Board of Directors directed management to develop detailed policies and procedures for the granting of RSUs and stock options.

•	On November 14, 2006, the Compensation Committee approved management’s proposed policies and procedures for the granting of RSUs and stock options.

•	On November 15, 2006, our Board of Directors approved an amendment to our equity plans to change the definition of “fair market value” of our common stock for purposes of granting equity awards from the closing price of our common stock on the day before the grant date to the closing price of our common stock on the grant date.

Additional Compliance Efforts

We have instituted additional relevant improvements in our internal controls. In 2003, we adopted a formal Code of Business Conduct and Ethics and, in 2004, instituted an anonymous employee hotline. Both the code and the hotline are overseen and monitored by the Audit Committee and Governance and Nominating Committee, as well as by our Compliance Officer (currently the General Counsel). In fiscal year 2007, we contracted with our hotline provider, EthicsPoint, to customize an online ethics training program that will be accessible to, and mandatory for, every employee. The training program was presented to and approved by the Audit Committee and Governance and Nominating Committee at their meetings on August 23, 2006, and will be rolled out in 2007.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Applied Micro Circuits Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls Over Financial Reporting, that Applied Micro Circuits Corporation maintained effective internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Micro Circuits Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Applied Micro Circuits Corporation maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Applied Micro Circuits Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2006 and 2005 (as restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2006, 2005 and 2004 (as restated) of Applied Circuits Corporation and our report dated December 20, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

December 20, 2006

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant.

(a) Executive Officers—See the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report.

(b) Directors

CESAR CESARATTO Chairman of the Board

Age:	59

Director Since:	2002

Principal Occupation:	Retired

Recent Business Experience:	Various executive positions with Nortel Networks Corporation spanning component and product development, operations, sales and marketing (from 1970 to May 2001). His most recent position was President Wireless Systems for Europe Middle East and Africa.

Other Directorships:	Gennum Corporation

Committee Memberships:	Chairman of the Governance and Nominating Committee, Member of the Compensation Committee

MURRAY A. GOLDMAN, PH.D.

Age:	69

Director Since:	2005

Principal Occupation:	Chairman of the Board, Transmeta Corporation since November 1998

Recent Business Experience:	Chief Executive Officer of Transmeta (October 2001 to April 2002), business advisor to Transmeta (March 1997 to November 1998), various executive positions with Motorola (from July 1969 to January 1997). His most recent position at Motorola was Executive Vice President, Office of the President, Semiconductor Products Sector.

Other Directorships:	Pericom Semiconductor Corporation, Three Five Systems, Inc. and Transmeta Corporation

Committee Memberships:	Member of the Compensation Committee (Until July 2006)

KAMBIZ Y. HOOSHMAND

Age:	45

Director Since:	2005

Principal Occupation:	President and Chief Executive Officer of AMCC since March 2005

Recent Business Experience:	Various executive positions with Cisco Systems spanning Multi-Service Switching, DSL, Carrier Core and Multi-Service, and Optical and Broadband Transport business units (April 1996 to March 2005). His most recent position at Cisco was Vice President and General Manager of Cisco’s Optical and Broadband Transport Technology group.
NIEL RANSOM, PH.D.

Age:	57

Director Since:	2006

Principal Occupation:	President of Ransomshire Associates

Recent Business Experience:	Various management positions with Alcatel (1997 to 2005) including most recently as Chief Technology Officer

Other Directorships:	ECI Telecom, Teknovus and Overture Networks

Committee Memberships:	Member of the Compensation Committee

FRED SHLAPAK

Age:	63

Director Since:	2006

Principal Occupation:	Retired

Recent Business Experience:	Various executive positions with Motorola Corporation from 1971 to his retirement in 2004. His most recent position prior to retirement was President and Chief Executive Officer of the Semiconductor Products Sector at Motorola Corporation.

Other Directorships:	Tundra Semiconductor Corporation and Gennum Corporation

ARTHUR B. STABENOW

Age:	68

Director Since:	1988

Principal Occupation:	Retired

Recent Business Experience:	Chairman, President and Chief Executive Officer of Micro Linear Corporation (April 1986 to January 1999)

Other Directorships:	Zoran, Inc.

Committee Memberships:	Chairman of the Compensation Committee, Member of the Audit Committee and the Governance and Nominating Committee

JULIE H. SULLIVAN, PH.D.

Age:	49

Director Since:	2005

Principal Occupation:	Provost and Vice President for Academic Affairs at University of San Diego since July 2005

Recent Business Experience:	Professor at the University of California, San Diego, Rady School of Management (July 2003 to July 2005), Interim Dean and Senior Associate Dean at the University of North Carolina at Chapel Hill, Kenan-Flagler Business School (July 1998 to June 2003)

Committee Memberships:	Member of the Audit Committee

HARVEY P. WHITE

Age:	72

Director Since:	1999

Principal Occupation:	Owner and Principal of (SHW)2 Enterprises, a business development and consulting firm, since June 2004

Recent Business Experience:	Chairman and Chief Executive Officer of Leap Wireless International (September 1998 to June 2004). Leap Wireless International filed a voluntary petition for reorganization under federal bankruptcy laws in April 2003. Co-Founder of Qualcomm Incorporated (1985) and President of Qualcomm (May 1992 to June 1998).

Other Directorships:	Motive, Inc. and ViaSat Inc.

Committee Memberships:	Chairman of the Audit Committee, member of the Governance and Nominating Committee

DAVID B. WRIGHT

Age:	57

Director Since:	2004

Principal Occupation:	Chief Executive Officer of Verari Systems, Inc., a developer of blade computer systems, since June 2006.

Recent Business Experience:	Executive Vice President, office of the CEO, Strategic Alliances and Global Accounts, for EMC[2] Corporation, a provider of products, services and solutions for information storage and management, (August 2004 to June 2006). Executive Vice President and President of EMC[2]’s Legato Systems Division (October 2003 to August 2004). President and Chief Executive Officer, Legato Systems, Inc. (October 2000 to October 2003), various executive sales and executive management positions at Amdahl Corporation (1986 to 2000). His most recent position at Amdahl was President and Chief Executive Officer.

Other Directorships:	VA Software and Aspect Communications

Committee Memberships:	Member of the Compensation Committee (Until July 2006)

Information Regarding the Audit Committee

Our Board of Directors has an Audit Committee that currently consists of Harvey P. White, Arthur B. Stabenow and Julie H. Sullivan, with Mr. White serving as the Chairman. The audit committee met 11 times in fiscal year 2006. Our Board of Directors has determined that each of the current members of the Audit Committee qualifies as an “audit committee financial expert” in accordance with applicable SEC rules and that each is independent under Nasdaq listing standards. Our Audit Committee has adopted policies and procedures for the pre-approval of all audit and non-audit services to be rendered by our independent registered public accounting firm, Ernst & Young LLP. Under the policy, the Audit Committee generally pre-approves specified services in defined categories up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent registered public accounting firm or on a case-by-case basis for specific tasks before engagement. Our Audit Committee has delegated the pre-approval of services to the Chairman who is required to report each pre-approval to the full Audit Committee no later than its next meeting. Ernst & Young LLP, our independent registered public accounting firm, reports directly to the Audit Committee, which meets at least quarterly with the auditors without management present.

How to Nominate a Candidate for Director

Stockholders who wish to recommend individuals for consideration by the Governance and Nominating Committee to become nominees for election to the Board at our Annual Meeting of Stockholders may do so by delivering at least 120 days prior to the anniversary date of the mailing of our proxy statement for our last annual meeting of stockholders a written recommendation to the Governance and Nominating Committee c/o the Secretary at our principal executive offices. Each submission must set forth:

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

Each submission must be accompanied by the written consent of the proposed candidate to be named as a nominee and to serve as a director if elected.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the 1934 Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required during the fiscal year ended March 31, 2006, all Section 16(a) filing requirements applicable to our reporting persons were timely made.

We have adopted a code of business conduct and ethics that all executive officers and management employees must review and abide by (including our principal executive officer, principal financial officer and principal accounting officer), which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.amcc.com in the Investor Information section under the heading “Corporate Governance”. We will promptly disclose on our website (1) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified officers and the name of such person who is granted the waiver.

Item 11.	Executive Compensation.

Compensation of Executive Officers

The following table shows, for the fiscal years ended March 31, 2006, 2005 and 2004, the compensation awarded or paid to, or earned by, each of the Named Executive Officers:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Annual Compensation				Other Annual Compensation ($)		Long-Term Compensation Awards	All Other Compensation ($)(2)
		Salary ($)(1)		Bonus ($)				Securities Underlying Options/SARs(#)
Kambiz Y. Hooshmand	2006	401,538		300,000	(3)	96,265	(4)	250,000	240,032
President and Chief Executive Officer	2005	13,849	(5)	—		—		2,750,000	—

Robert G. Gargus	2006	110,577	(9)	—		—		350,000	—
Senior Vice President, Chief Financial Officer and Chief Accounting Officer

Onchuen D. Lau	2006	214,000	(10)	100,000	(6)	—		650,000	—
Senior Vice President and General Manager, ICP Business Unit

Barbara Murphy	2006	199,314		1,200		—		62,000	2,000
Vice President and General Manager, Storage Business

Faye Pairman (7)	2006	247,620		—		—		200,000	—
Former Senior Vice President and General Manager, Storage Business	2005	244,604		—		—		75,000	—

Brian F. Wilkie (8)	2006	190,731		121,500	(6)	—		60,000	1,806
Former Vice President and General Manager of Embedded Products	2005	157,889		90,000	(6)	—		235,000	2,000

(1)	Includes the officers’ pre-tax contributions to our 401(k) plan.

(2)	Includes our matching contributions under our 401(k) plan, annual premiums paid by us on a term life insurance policy and a payment made by us in lieu of the reimbursement of certain closing costs as provided in an amendment to Mr. Hooshmand’s employment agreement. See “Employment, Severance and Change of Control Agreements.”

(3)	Guaranteed bonus payable per Mr. Hooshmand’s employment agreement. See “Employment, Severance and Change of Control Agreements.”

(4)	Includes relocation expenses of $96,265 paid by us.

(5)	Reflects salary paid from March 21, 2005.

(6)	Fixed bonus paid per employment agreement.

(7)	Ms. Pairman’s employment with us terminated in February 2006.

(8)	Mr. Wilkie served as our Vice President and General Manager of Embedded Products until September 2005 when he was named our Vice President and Assistant General Manager, ICP Business Unit.

(9)	Mr. Gargus joined us in October 2005 and the corresponding salary reflects a partial year.

(10)	Mr. Lau joined us in May 2005 and the corresponding salary reflects a partial year.

Option Grants in Last Fiscal Year

The following table shows information regarding options granted to the Named Executive Officers for fiscal 2006 and hypothetical gains on those options based on 5% or 10% annual compound stock price appreciation during the ten-year option term. All the grants were made under the 1992 Plan or the 2000 Plan. No stock appreciation rights were granted to any of the Named Executive Officers during fiscal 2006.

	Individual Grants
	Number of Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year	Exercise Price ($/Sh)(2)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)

Name					5% ($)	10%($)
Kambiz Y. Hooshmand	250,000	2.6874	2.98	6/2/15	486,526	1,187,338

Robert G. Gargus	234,500 115,500	2.5208 1.2416	2.82 3.10	10/10/15 10/10/15	415,882 172,266	1,053,926 486,527

Onchuen D. Lau	234,500 115,500 99,000 201,000	2.5208 1.2416 1.0642 2.1607	2.86 3.15 2.64 2.40	5/31/15 5/31/15 10/28/15 10/28/15	421,781 174,708 125,665 303,379	1,068,875 493,428 354,913 768,821

Barbara Murphy	62,000	0.6665	2.98	9/29/10	51,046	112,798

Faye Pairman	134,000 66,000	1.4405 0.7095	2.40 2.64	10/28/15 10/28/15	202,253 83,777	512,548 236,609

Brian F. Wilkie	60,000	0.6450	2.98	9/29/10	49,399	109,159

(1)	The 5% and 10% assumed annual rates of compounded stock price appreciation are prescribed by the rules and regulations of the SEC and do not represent our estimate or projection of the future trading prices of our common stock. Unless the market price of the common stock appreciates over the option term, no value will be realized from these option grants. Actual gains, if any, on stock option exercises are dependent on numerous factors, including, without limitation, our future performance, overall business and market conditions, and the optionee’s continued employment with us throughout the entire vesting period, which factors are not reflected in this table.

(2)	The exercise price may be paid in cash or in shares of common stock valued at the fair market value on the exercise date. Options may also be exercised, to the extent permissible under applicable law and our policy, through a cashless exercise procedure pursuant to which the optionee provides irrevocable instructions to a brokerage firm to sell the purchased shares and to remit to us, out of the sale proceeds, an amount equal to the exercise price plus all applicable withholding taxes.

The foregoing table does not include options granted to the Named Executive Officers after March 31, 2006, the end of our fiscal year. In connection with its annual review of officer compensation, on April 4, 2006 the Compensation Committee granted to each of the Named Executive Officers the options set forth below, effective as of April 28, 2006, the second trading day following the public disclosure of the financial results for our fourth fiscal quarter, which were announced on April 26, 2006:

	Individual Grants
Name	Number of Securities Underlying Options Granted (#)		Exercise Price ($/Sh)	Expiration Date
Kambiz Y. Hooshmand	375,000	(1)	$3.670	4/27/16
	375,000	(2)	3.670	4/27/16
	187,500	(3)	3.670	4/27/16
	187,500	(3)	4.037	4/27/16

Robert G. Gargus	117,500	(1)	3.670	4/27/16
	117,500	(4)	3.670	4/27/16
	75,000	(4)	3.670	4/27/16
	75,000	(4)	4.037	4/27/16
	58,750	(5)	3.670	4/27/16
	58,750	(5)	4.037	4/27/16

Onchuen D. Lau	100,000	(1)	3.670	4/27/16
	100,000	(4)	3.670	4/27/16
	50,000	(5)	3.670	4/27/16
	50,000	(5)	4.037	4/27/16

Barbara Murphy	60,000	(1)	3.670	4/27/16
	60,000	(2)	3.670	4/27/16
	30,000	(3)	3.670	4/27/16
	30,000	(3)	4.037	4/27/16
	15,000	(2)	3.670	4/27/16
	15,000	(2)	4.037	4/27/16

Faye Pairman	—		—	—

Brian F. Wilkie	22,500	(1)	3.670	4/27/16
	22,500	(2)	3.670	4/27/16
	11,250	(3)	3.670	4/27/16
	11,250	(3)	4.037	4/27/16

(1)	The option becomes exercisable only if we achieve specific revenue and non-GAAP pre-tax profit targets in any fiscal quarter before fiscal 2010. If such targets are not achieved in any fiscal quarter before fiscal 2010, the option will expire.
(2)	The option vests in 48 equal monthly installments beginning one month after the grant date.
(3)	The option vests in 48 equal monthly installments beginning one month after the grant date; provided, however, if we achieve specific stretch goals under our fiscal 2007 operating plan, the vesting of the option will accelerate such that the option will be fully exercisable at the end of two years instead of four years.
(4)	The option vests in 48 equal monthly installments beginning one month after the grant date but only becomes exercisable on the first anniversary of the optionee’s commencement of employment, at which time all vested installments become exercisable.
(5)	The option vests in 48 equal monthly installments beginning one month after the grant date but only becomes exercisable on the first anniversary of the optionee’s commencement of employment, at which time all vested installments become exercisable; provided, however, if we achieve specific stretch goals under our fiscal 2007 operating plan, the vesting of the option will accelerate such that the option will be fully exercisable at the end of two years instead of four years.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

The following table shows certain information regarding options exercised during fiscal 2006 and options held at March 31, 2006 by the Named Executive Officers. We had no stock appreciation rights outstanding during fiscal 2006.

Name	Options Exercised During Fiscal 2006		Options Held at Fiscal Year End
	Shares Acquired on Exercise (#)	Value Realized ($)	Number of Securities Underlying Unexercised Options Exercisable/Unexercisable (#)	Value of Unexercised In-the-Money Options Exercisable/Unexercisable ($)
Kambiz Y. Hooshmand	—	—	687,500/2,312,500	547,113/1,913,838
Robert G. Gargus	—	—	—/350,000	—/404,929
Onchuen D. Lau	—	—	—/650,000	—/867,707
Barbara Murphy	—	—	133,836/116,369	418,388/271,380
Faye Pairman	627,816	2,136,891	14,313/—	6,626/—
Brian F. Wilkie	—	—	92,750/42,250	59,350/44,116

Compensation of Directors

Directors’ compensation is only paid to non-employee directors.

Board of Directors Annual Retainer: $12,000

Chairman of the Board Annual Retainer: $24,000

Audit Committee Chairman Annual Retainer: $16,000

Compensation Committee and Governance & Nominating Committee Chairmen Annual Retainer: $12,000

Committee Member Annual Retainer: $8,000

Meeting fees: $2,000 per Board of Directors meeting attended and $500 per telephonic Board of Directors meeting attended, $1,000 per Committee meeting attended and $500 per telephonic Committee meeting attended.

Additional fees: We have also authorized payment of a fee of $500 per meeting attended by members of our Enterprise Risk Management Committee who are non-employee directors, a fee of $1,000 per meeting attended by the chairman of our Compensation Committee with our independent compensation consultant and a fee of $500 per in-person or telephonic meeting attended by members of our Audit Committee related to our review of our historical stock option grant practices and related accounting.

Expenses: Reasonable travel-related expenses are reimbursed for attendance at Board and Committee Meetings.

Aggregate Directors Compensation: In the fiscal year ended March 31, 2006, the total compensation paid to all non-employee directors as a group was $408,978.

Stock Options: Each person who becomes one of our non-employee directors is granted a stock option to purchase 75,000 shares of common stock on the date on which the optionee first becomes a non-employee director unless our trading window is closed under our insider trading policy, in which case such option is granted after the trading window re-opens. The exercise price of each stock option granted is equal to the fair market value of one share of common stock on the date of grant. Options granted become exercisable or “vest” in 36 equal monthly installments following the date the director is first elected.

On an annual basis, each non-employee director is granted an option to purchase 50,000 shares of common stock if on such date, he or she has served on our Board for at least six months. The Chairman of the Board is granted an additional option to purchase 10,000 shares of common stock each year. The exercise price of each stock option granted is equal to the fair market value of one share of common stock on the date of grant. Options granted vest in 12 equal monthly installments following the date of grant.

In the event of a dissolution or liquidation, a sale of all or substantially all of our assets, a merger or consolidation in which we are not the surviving corporation, or any other capital reorganization in which more than 50% of our shares entitled to vote are exchanged, either:

•	the director will be given a reasonable time within which to exercise the option, including as to any otherwise unvested shares prior to the effectiveness of such event after which the option will terminate, or

•	the director will be given the right to exercise the option, including as to any otherwise unvested shares, for an equivalent number of shares of stock of the acquiring or surviving corporation.

Employment, Severance And Change Of Control Agreements

In March 2005, we entered into a letter agreement with Kambiz Y. Hooshmand, pursuant to which Mr. Hooshmand serves as our President and Chief Executive Officer. Under the agreement, Mr. Hooshmand receives a base salary at an annual rate of $400,000. The agreement also provides that Mr. Hooshmand is eligible to participate in any annual bonus program that our Compensation Committee may establish. For the first year of his employment Mr. Hooshmand received a guaranteed bonus of $300,000. In March 2005, Mr. Hooshmand was granted a stock option to purchase 2,750,000 shares of our common stock. The option has a term of ten years and vests over a four-year period. Twenty percent of the 2,750,000 share stock option grant was priced at a 10% premium to the fair market value of our common stock on the grant date. The remaining 80% of the 2,750,000 share stock option grant was priced at the fair market value of our common stock on the grant date. Mr. Hooshmand was granted an additional stock option to purchase 250,000 shares in June 2005. The 250,000 share stock option grant was priced at fair market value on the grant date and will vest and become exercisable only upon the achievement of revenue and operating income objectives. Mr. Hooshmand is eligible for our standard medical, dental and life insurance benefits, 401(k) plan and our deferred compensation plan. We also pay for a supplemental life insurance policy with a face value of $2 million for the benefit of Mr. Hooshmand’s designated beneficiary. The agreement also provided for the reimbursement of his relocation and temporary living expenses (including tax reimbursement for any taxable income realized upon such reimbursement) along with other benefits commensurate with those offered to our other executive officers. Pursuant to the agreement, if we terminate Mr. Hooshmand’s employment without cause or if Mr. Hooshmand terminates his employment for good reason, we will pay a separation payment equal to 18 months’ base salary, less applicable withholdings and deductions. We will also pay Mr. Hooshmand a pro rata portion of a $300,000 bonus. In such event, Mr. Hooshmand’s 2,750,000 share stock option grant will immediately vest as if he had completed an additional 24 months of service with us and will be exercisable for an additional 24 months after the date of termination (or, if earlier, on the original expiration date of such option). If Mr. Hooshmand’s employment is terminated by us or he resigns for good reason within 12 months following a change of control, he will also receive the foregoing severance benefits.

In February 2006, we entered into an amendment to our letter agreement with Mr. Hooshmand pursuant to which in lieu of the reimbursement of up to $160,000 in closing costs pursuant to the letter agreement, we agreed to pay Mr. Hooshmand a one-time payment of approximately $317,000 to be used by him exclusively for the purchase of a residence in the San Diego area and to cover the related federal, state or local taxes payable by Mr. Hooshmand. The amendment further provides that in the event Mr. Hooshmand voluntarily leaves his employment with us, or is terminated by us for “cause” (as defined in the agreement), during the 18-month period following the initial disbursement of the payment, then Mr. Hooshmand shall be required to reimburse us for the full amount of the payment.

In September 2005, we entered into a letter agreement with Robert G. Gargus, pursuant to which Mr. Gargus serves as our Senior Vice President, Chief Financial Officer and Chief Accounting Officer. Under the agreement, Mr. Gargus receives a base salary at an annual rate of $250,000. The agreement also provides that Mr. Gargus is eligible to participate in any annual bonus program that our Compensation Committee may establish. In October 2005, Mr. Gargus was granted a stock option to purchase an aggregate of 350,000 shares of our common stock. The option has a term of ten years and vests over a four-year period. Thirty-three percent of the stock option grant was priced at a 10% premium to the fair market value of our common stock on the grant date. The remaining 67% of the stock option grant was priced at the fair market value of our common stock on the grant date. Mr. Gargus is eligible for our standard medical, dental and life insurance benefits, 401(k) plan and our deferred compensation plan. Pursuant to the agreement, if we undergo a change in control, and Mr. Gargus’ employment is terminated within 12 months of such change in control, Mr. Gargus will receive a separation payment equal to 12 months’ base salary, less applicable withholdings and deductions. In addition, Mr. Gargus’ stock option grant will immediately vest as if he had completed an additional 12 months of service with us, and will be exercisable for an additional 15 months after the date of termination, provided Mr. Gargus has completed up to seven years of employment with us, or for an additional 24 months after the date of termination, provided Mr. Gargus has completed seven or more years of service with us (or in each case, on the original expiration date of such option, if earlier).

In April 2005, we entered into a letter agreement with Onchuen D. Lau, pursuant to which Mr. Lau serves as our Senior Vice President and General Manager, ICP Business Unit. Under the agreement, Mr. Lau receives a base salary at an annual rate of $260,000. The agreement also provides that Mr. Lau is eligible to participate in any annual bonus program that our Compensation Committee may establish. For the first year of his employment Mr. Lau is entitled to receive a guaranteed bonus of $50,000, paid after the close of our fiscal 2006. Pursuant to the agreement, Mr. Lau also received a $100,000 signing bonus, which Mr. Lau must reimburse to us if he voluntarily terminates his employment with us within 12 months of his hire date. In May 2005, Mr. Lau was granted a stock option to purchase an aggregate of 350,000 shares of our common stock. The option has a term of ten years and vests over a four-year period. Thirty-three percent of the stock option grant was priced at a 10% premium to the fair market value of our common stock on the grant date. The remaining 67% of the stock option grant was priced at the fair market value of our common stock on the grant date. Mr. Lau is eligible for our standard medical, dental and life insurance benefits, 401(k) plan and our deferred compensation plan.

In May 2004, we entered into an Employment and Non-Solicitation Agreement with Brian F. Wilkie, pursuant to which Mr. Wilkie served as our Vice President and General Manager of Embedded Products until September 2005 when he was named our Vice President and Assistant General Manager, ICP Business Unit. The agreement provided that Mr. Wilkie would receive an annual base salary of $190,000 and a quarterly bonus of $30,000 for the three-year term of the agreement. Pursuant to the agreement, if we terminate Mr. Wilkie’s employment without cause or Mr. Wilkie resigns with good reason, we will pay him a lump sum severance payment equal to the remaining quarterly bonus amounts that he would have received during the remainder of the term of the agreement provided Mr. Wilkie abides by the surviving terms of his confidentiality agreements and executes a full general release in our favor.

In March 2004, we entered into an Employment and Non-Solicitation Agreement with Faye Pairman pursuant to which Ms. Pairman served as our Senior Vice President and General Manager, Storage Business prior to the termination of her employment. The agreement provided that Ms. Pairman received an annual base salary of $252,000. Ms. Pairman’s employment with us terminated in February 2006. Pursuant to the agreement, upon termination of her employment Ms. Pairman received a lump sum severance payment equal to 12 months base salary, reimbursement of her medical insurance premiums for 12 months after the termination of employment and 24 months vesting credit on the stock options previously granted by 3ware, Inc. and assumed by us when we acquired 3Ware subject to Ms. Pairman’s agreement to abide by the surviving terms of her confidentiality agreements and her execution of a full general release in favor of us.

We offer a nonqualified deferred compensation plan to a select group of our management or highly compensated employees. The deferred compensation plan enables employees to make a pre-tax elective deferral in excess of those permitted under our 401(k) plan. The Named Executive Officers are eligible to participate in this plan. In accordance with the terms of the deferred compensation plan, in the case of a change in control, all participants’ accounts would be distributed in a lump sum payment as soon as administratively possible. Participants in the deferred compensation plan must elect how their funds will be distributed upon retirement or termination of employment prior to contributing to the plan.

In accordance with the terms of our equity incentive plans, if we enter into certain change-of-control transactions, any option granted to purchase shares of common stock held by a person whose service with us has not terminated generally shall vest and become immediately exercisable for the number of shares that would otherwise be vested and exercisable under the terms of the option one year after the date of the change-of-control transaction. This would apply to options granted to any of the Named Executive Officers. Our stock option plans provide for a post-termination exercise period upon retirement or termination of employment.

Compensation Committee Interlocks and Insider Participation

Our Compensation Committee for the fiscal year ended March 31, 2006 consisted of Messrs. Stabenow, Cesaratto, Goldman and Wright. None of these directors has at any time been an officer of ours or any of our subsidiaries. During the last fiscal year, no interlocking relationship existed between our Board of Directors or Compensation Committee and the board of directors or compensation committee of any other company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Principal Holders of Common Stock

The following table sets forth the only persons who, to our knowledge, owned beneficially as of December 31, 2006 , more than 5% of the outstanding shares of our common stock:

Name and Address	Number of Shares	Percent of Total(1)
FMR Corp.(2)	17,211,978	6.1%
82 Devonshire Street
Boston, MA 02109

Dimensional Fund Advisors, Inc.(3)	16,038,690	5.7%
1299 Ocean Avenue
11th Floor
Santa Monica, CA 90401

Barclays Global Investors, NA and affiliates(4)	15,514,535	5.5%
45 Fremont Street
San Francisco, CA 94105

S.A.C. Capital Advisors, LLC and affiliates(5)	14,873,203	5.3%
72 Cummings Point Road
Stamford, CT 06902

(1)	Applicable percentages are based on 281,826,071 shares of common stock outstanding on December 31, 2006.

(2)	According to a Schedule 13G filed with the Securities and Exchange Commission (the “SEC”) on February 14, 2006 by FMR Corp., Edward C. Johnson and FMR Corp. through its control of Fidelity Management & Research Company each has the sole power to dispose of 16,942,400 shares. The Boards of Trustees of the Fidelity Management & Research Company funds have the sole power to vote the shares held by Fidelity Management & Research Company funds. Edward C. Johnson and FMR Corp. through its control of Fidelity Management Trust Company each has the sole power to dispose of 269,578 shares.

(3)	According to a Schedule 13G filed with the SEC on February 6, 2006 by Dimensional Fund Advisors, Inc., Dimensional Fund Advisors, Inc. holds investment power and voting power over these securities, but the funds managed by Dimensional Fund Advisors, Inc. have ownership of the securities.

(4)	According to a Schedule 13G filed with the SEC on January 26, 2006. In the Schedule 13G, the following entities reported ownership of our shares: Barclays Global Investors, NA (10,165,588 shares), Barclays Global Fund Advisors (5,102,114 shares), and Barclays Global Investors, Ltd (246,833 shares). Each of the entities has sole voting and dispositive power with respect to the shares noted except that Barclays Global Investors, NA has sole voting power only as to 8,742,815 shares, Barclays Global Fund Advisors has sole voting power only as to 5,102,114 shares and Barclays Global Investors, Ltd has sole voting power only as to 207,279 shares.

(5)	According to a Schedule 13G filed with the SEC on July 5, 2006. In the Schedule 13G, the following entities reported ownership of our shares: S.A.C. Capital Advisors, LLC (10,573,203 shares) and Canvas Capital Management, LP (4,300,000 shares). S.A.C. Capital Advisors, LLC and S.A.C. Capital Management, LP hold investment power and voting power over 10,573,203 shares held by S.A.C. Capital Associates. Canvas Capital Management, LP holds investment power and voting power over 4,300,000 shares held by Canvas Capital Associates. Steven A. Cohen controls each of S.A.C. Capital Advisors, LLC, S.A.C. Capital Management, LP and Canvas Capital Management, LP.

Security Ownership of Management and Directors

The following table shows the beneficial ownership, reported to us as of December 31, 2006, of our common stock, including shares as to which a right to acquire ownership exists (by the exercise of stock options) within the meaning of Rule 13d-3(d)(1) under the Exchange Act, of each of our current directors and each of the Named Executive Officers; and all of our directors and executive officers as a group.

Name(1)	Number of Shares(2)	Percent of Total(3)
Cesar Cesaratto (4)	310,000	*
Murray A. Goldman (5)	83,334	*
Kambiz Y. Hooshmand (6)	1,473,960	*
Niel Ransom	—	*
Fred Shlapak (7)	18,750	*
Arthur B. Stabenow (8)	647,593	*
Julie H. Sullivan (9)	91,667	*
Harvey P. White (10)	501,667	*
David B. Wright (11)	97,917	*
Robert G. Gargus (12)	196,876	*
Onchuen D. Lau (13)	298,792	*
Barbara Murphy (14)	245,180	*
Faye Pairman	—	*
Brian F. Wilkie (15)	280,918	*
All executive officers and directors as a group (18 persons) (16)	4,664,874	1.5%

*	Less than one percent.

(1)	The address for our executive officers and directors is: c/o Applied Micro Circuits Corporation, 215 Moffett Park Drive, Sunnyvale, California 94089.

(2)	The persons named in this table have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them, subject to community property laws where applicable and except as indicated in the other footnotes to this table.

(3)	In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are exercisable within 60 days after December 31, 2006 are deemed outstanding. Such shares are not deemed outstanding for the purpose of computing the percentage ownership of any other person. Applicable percentages are based on 281,826,071 shares of common stock outstanding on December 31, 2006.

(4)	Includes 310,000 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(5)	Includes 83,334 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(6)	Includes 1,473,960 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(7)	Includes 18,750 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(8)	Includes 391,667 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(9)	Includes 91,667 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(10)	Includes 491,667 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(11)	Includes 97,917 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(12)	Includes 196,876 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(13)	Includes 294,792 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(14)	Includes 245,180 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(15)	Includes 280,918 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

(16)	Includes 4,392,550 shares of common stock issuable upon the exercise of options that are exercisable within 60 days of December 31, 2006.

Equity Compensation Plan Information

The following table provides certain information regarding our equity compensation plans in effect as of March 31, 2006:

Plan Category	Number of shares to be issued upon exercise of outstanding options (a)	Weighted-average exercise price of outstanding options (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding securities in column (a)) (c)
Equity compensation plans approved by stockholders(1)	22,053,259	$5.98	28,464,325
Equity compensation plans not approved by stockholders(2)	29,869,964	5.74	35,582,130

Total(3)	51,923,223	$5.84	64,046,455

(1)	Includes 9,198,676 shares available for future issuance under our 1998 Employee Stock Purchase Plan.

(2)	Includes our 2000 Equity Incentive Plan (the “2000 Plan”), our 1998 Stock Incentive Plan (assumed in our acquisition of Cimaron Communications Corporation) and our 1997 and 1999 Stock Option Plans (assumed in our acquisition of JNI Corporation). See the plan descriptions below.

(3)	Excludes options assumed through acquisitions in which we did not assume the related equity incentive plan; at March 31, 2006, such options to purchase 2,172,728 shares were outstanding with a weighted-average exercise price of $5.26 per share.

Equity Compensation Plans Not Approved by Stockholders

In March 2000, we adopted the 2000 Plan. We have reserved a total of 62,000,000 shares for the grant of NSOs, stock bonuses and rights to purchase restricted stock to our employees, directors and consultants under the 2000 Plan. At March 31, 2006, 29,841,119 shares were outstanding and 29,967,782 shares were available for future grant under the 2000 Plan.

In connection with our acquisition of Cimaron in March 1999, we assumed options and other stock awards granted under Cimaron’s 1998 Stock Incentive Plan covering 7,470,456 shares of common stock. The terms of the plan provide for the grant of NSOs, restricted stock, or other stock based awards to employees, officers, directors, consultants, and advisors. At March 31, 2006, 3,976 shares were outstanding and 3,355,535 shares were available for future grant under the 1998 Stock Incentive Plan.

In connection with our acquisition of JNI in October 2003, we assumed options granted under JNI’s 1997 and 1999 Stock Option Plans covering 2,318,297 shares of common stock, and the 1,778,606 shares remaining available for future grant under these plans were added to the share reserve under the 1992 Plan, a stockholder approved plan. At March 31, 2006, 24,869 shares were outstanding under the JNI plans and 2,258,813 shares were available for future grant under the 1992 Plan from the assumed JNI plans.

Our Board of Directors or a committee thereof determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans and other options granted or assumed without obtaining approval of our stockholders expire not more than ten years from the date of grant and are either exercisable immediately after the date of grant and subject to certain repurchase rights by us until such ownership rights have vested, or exercisable upon vesting. Vesting generally occurs over four years. Options are granted at prices at least equal to fair value of our common stock on the date of grant. None of these plans was required to be approved by our stockholders at the time the plan was implemented and were therefore never submitted to stockholders for approval.

Item 13.	Certain Relationships and Related Transactions.

We have entered into indemnification agreements with our officers and directors containing provisions that may require us, among other things, to indemnify our officers and directors against certain liabilities that may arise by reason of their status or service as officers or directors (other than liabilities arising from willful misconduct of a culpable nature) and to advance their expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Item 14.	Principal Accountant Fees and Services.

The following tables set forth the aggregate fees billed by Ernst & Young LLP for the services indicated for the fiscal year ended March 31:

	2006	2005
Audit	$707,634	$606,900
Audit Related	62,784	89,042
Tax	20,535	50,868
All Other	—	—

Total	$790,953	$746,810

Audit Fees. Audit fees include the audit of our financial statements including the audit of our internal control over financial reporting for the fiscal year and the review of our interim financial statements.

Audit Related Fees. Audit related fees include fees for among other things, accounting consultations, acquisition-related work and statutory required audits in certain locations outside the United States where we have operations.

Tax Fees. Tax fees consist of tax preparation services for employees on foreign assignment, technical tax advice on U.S. and international tax matters, assistance with foreign income tax return preparation, transfer pricing analysis, assistance with local tax authority documentation and reporting requirements for tax compliance purposes, consultation regarding tax implications of acquisitions and assistance with tax audit defense matters.

All Other Fees. There were no other fees billed by Ernst & Young LLP.

All fees described above were approved by the Audit Committee. The Audit Committee has determined the rendering of the tax consulting services by Ernst & Young LLP is compatible with maintaining that firm’s independence.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted policies and procedures for the pre-approval of all audit and non-audit services to be rendered by our independent auditors, Ernst & Young LLP. Under the policy, the Audit Committee generally pre-approves specified services in defined categories up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditors or on a case-by-case basis for specific tasks before engagement. Our Audit Committee has delegated the pre-approval of services to the Chairman who is required to report each pre-approval to the full Audit Committee no later than its next meeting.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as part of this report:

(1) Financial Statements

The financial statements of the Company are included herein as required under Item 8 of this report. See Index to Financial Statements on page F-l.

(2) Financial Statement Schedules

For the three fiscal years ended March 31, 2006—Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

The following exhibits are filed or incorporated by reference into this report.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(3)	Form of Indemnification Agreement between the Company and each of its Officers and Directors.

10.3(4)	*Form of Option Agreement related to 1992 Stock Option Plan.

10.4(11)	*1992 Stock Option Plan as amended.

10.5(12)	*1997 Directors’ Stock Option Plan as amended, and form of Option Agreement.

10.6(3)	*401(k) Plan, effective April 1, 1985 and form of Enrollment Agreement.

10.9(3)	Industrial Real Estate Lease, dated October 29, 1996 between the Company and ADI Mesa Partners AMCC, L.P. (the Sequence Drive lease).

10.24(5)	*1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.26(4)	*1998 Stock Incentive Plan of Cimaron Communications Corporation as amended, adopted by Registrant in merger transaction, effective March 17, 1999.

10.30(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and Registrant dated February 17, 1999.

10.32(9)	Amendment No. 1 to the Engineering Building Lease dated November, 1999.

10.33(4)	*2000 Equity Incentive Plan as amended, and form of Option Agreement.

10.35(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.

10.37(5)	MMC Networks, Inc. 1997 Stock Plan and Form of Option Agreement.

10.38(4)	*AMCC Deferred Compensation Plan.

10.42(10)	+Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(10)	+Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.47(13)	*Offer of Employment, dated February 22, 2005 by and between the Company and Kambiz Hooshmand.

10.52(14)	*Amendment to Offer of Employment dated February 8, 2006 by and between the Company and Kambiz Hooshmand.

10.53	*Offer of Employment, dated September 14, 2005 by and between the Company and Robert Gargus.

10.54	*Offer of Employment, dated April 27, 2005, by and between the Company and Daryn Lau.

10.55	*Employment and Non-Solicitation Agreement, dated May 24, 2004, by and between the Company and Brian Wilkie.

10.56	*Employment and Non-Solicitation Agreement, dated February 25, 2004, by and between the Company and Faye Pairman.

11.1(8)	Computation of Per Share Data under SFAS 128.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see page 93).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.
+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000.
(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended December 31, 2001.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any Amendments thereto, which registration statement became effective November 24, 1997.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended June 30, 2002.
(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 2001.
(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report, Form 10-K for the year ended March 31, 1999.
(7)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report, Form 10-Q for the quarter ended September 30, 2000.

(8)	The Computation of Per Share Data under SFAS 128 is included in the Notes to the Consolidated Financial Statements in the F-pages of this report.
(9)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2000.
(10)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(11)	Incorporated by reference to Exhibit 99.4 filed with the Company’s Registration Statement on Form S-8 on October 29, 2003.
(12)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.
(13)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.
(14)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed March 3, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ KAMBIZ HOOSHMAND
Kambiz Hooshmand President and Chief Executive Officer

Date: January 9, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Kambiz Hooshmand and Robert G. Gargus, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KAMBIZ HOOSHMAND Kambiz Hooshmand	Chief Executive Officer, President and Director (Principal Executive Officer)	January 9, 2007

/s/ ROBERT G. GARGUS Robert G. Gargus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 9, 2007

/s/ CESAR CESARATTO Cesar Cesaratto	Chairman of the Board	January 9, 2007

/s/ MURRAY A. GOLDMAN Murray A. Goldman	Director	January 9, 2007

/s/ NIEL RANSOM Niel Ransom	Director	January 9, 2007

/s/ FRED SHLAPAK Fred Shlapak	Director	January 9, 2007

/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	January 9, 2007

/s/ JULIE H. SULLIVAN Julie H. Sullivan	Director	January 9, 2007

/s/ HARVEY P. WHITE Harvey P. White	Director	January 9, 2007

/s/ DAVID B. WRIGHT David B. Wright	Director	January 9, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Applied Micro Circuits Corporation

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2006 and 2005 (as restated), and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2006, 2005 and 2004 (as restated). Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 2006 and 2005 (as restated), and the consolidated results of its operations and its cash flows for the years ended at March 31, 2006, 2005 and 2004 (as restated), in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 2, Restatement of Consolidated Financial Statements, the Company has corrected its accounting for stock-based compensation and restated previously issued financial statements.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Applied Micro Circuits Corporation’s internal control over financial reporting as of March 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated December 20, 2006 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

December 20, 2006

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,
	2006	2005 (restated) (Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$49,125	$75,396
Short-term investments-available-for-sale	286,540	347,996
Accounts receivable	26,324	28,601
Inventories	24,941	18,014
Other current assets	12,618	51,448

Total current assets	399,548	521,455
Property and equipment, net	36,127	44,461
Goodwill and purchased intangibles, net	381,066	534,514
Other assets	8,685	1,965

Total assets	$825,426	$1,102,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,656	$24,016
Accrued payroll and related expenses	7,409	10,101
Other accrued liabilities	27,017	87,107
Deferred revenue	3,536	3,939
Current portion of long-term debt	—	34

Total current liabilities	62,618	125,197

Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at March 31, 2006
Issued and outstanding shares—295,440 at March 31, 2006 and 308,328 at March 31, 2005	2,954	3,083
Additional paid-in capital	5,945,555	6,013,958
Deferred compensation, net	(2,087)	(9,101)
Accumulated other comprehensive loss	(11,367)	(6,867)
Accumulated deficit	(5,172,247)	(5,023,875)

Total stockholders’ equity	762,808	977,198

Total liabilities and stockholders’ equity	$825,426	$1,102,395

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2006	2005	2004 (restated) (Note 2)
Net revenues	$261,844	$253,756	$131,177
Cost of revenues (1)	122,392	123,253	57,604

Gross profit	139,452	130,503	73,573
Operating expenses:
Research and development	91,080	118,665	112,594
Selling, general and administrative	58,396	59,821	45,121
Stock-based compensation:
Research and development	2,690	3,407	16,489
Selling, general and administrative	3,761	5,259	5,204
Acquired in-process research and development	—	13,400	21,800
Purchased intangible asset impairment charges	—	27,330	—
Goodwill impairment charges	131,216	—	—
Amortization of purchased intangible assets	4,588	6,960	1,097
Restructuring charges	12,602	9,622	22,325
Litigation settlement, net	—	29,250	—

Total operating expenses	304,333	273,714	224,630

Operating loss	(164,881)	(143,211)	(151,057)
Interest income, net	15,617	18,699	35,007
Other income, net	256	—	8,340

Loss before income taxes	(149,008)	(124,512)	(107,710)
Income tax expense (benefit)	(636)	2,861	(1,776)

Net loss	$(148,372)	$(127,373)	$(105,934)

Basic and diluted net loss per share:
Net loss per share	$(0.49)	$(0.41)	$(0.35)

Shares used in calculating basic and diluted net loss per share	300,841	309,456	306,476

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$89	$674	$567
Amortization of developed technology	17,644	23,323	8,971
Amortization of purchased inventory fair value adjustment	—	2,204	1,379

	$17,733	$26,201	$10,917

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended March 31,
	2006	2005	2004 (restated) (Note 2)
Operating activities:
Net loss	$(148,372)	$(127,373)	$(105,934)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	12,902	18,113	20,410
Amortization of purchased intangibles	22,232	30,283	10,068
Acquired in-process research and development	—	13,400	21,800
Goodwill and purchased intangible asset impairment charges	131,216	27,330	—
Stock-based compensation expense	6,540	9,340	22,260
Non-cash restructuring charges	4,395	4,187	6,307
Net gain on strategic equity investments	(672)	—	(1,048)
Net gain on disposals of property	(4)	—	(7,272)
Changes in operating assets and liabilities:
Accounts receivables	2,277	(3,692)	(14,919)
Inventories	(6,927)	(4,574)	2,633
Other assets	34,388	(35,124)	8,577
Accounts payable	640	3,921	(506)
Accrued payroll and other accrued liabilities	(62,782)	53,797	(5,020)
Deferred revenue	(403)	(929)	99

Net cash used for operating activities	(4,570)	(11,321)	(42,545)

Investing activities:
Proceeds from sales and maturities of short-term investments	1,082,451	3,264,961	5,835,959
Purchases of short-term investments	(1,025,274)	(3,094,094)	(5,485,682)
Repayments on notes receivable from employees	—	—	62
Purchase of property, equipment and other assets	(7,933)	(27,493)	(13,443)
Proceeds from the sale of strategic equity investments	672	—	1,760
Purchase of strategic investment	(3,500)	—	—
Proceeds from sale of real estate	—	—	24,881
Proceeds from sale of property, equipment and other assets	101	—	—
Net cash paid for acquisitions	—	(368,386)	(167,869)

Net cash provided by (used for) investing activities	46,517	(225,012)	195,668

Financing activities:
Proceeds from issuance of common stock	6,745	10,153	26,873
Repurchase of Company stock	(9,947)	(16,933)	—
Funding of structured stock repurchase agreements	(105,000)	(59,516)	—
Funds received from structured stock repurchase agreements including gains	40,144	48,335	—
Payments on capital lease obligations	—	(201)	(763)
Payments on long-term debt	(34)	(68)	(607)
Other	(126)	797	(20)

Net cash provided by (used for) financing activities	(68,218)	(17,433)	25,483

Net increase (decrease) in cash and cash equivalents	(26,271)	(253,766)	178,606
Cash and cash equivalents at beginning of year	75,396	329,162	150,556

Cash and cash equivalents at end of year	$49,125	$75,396	$329,162

Supplementary cash flow disclosure:
Cash paid for:
Interest	$86	35	32

Income taxes	$884	764	144

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Shares	Stock Amount	Additional Paid in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
Balance, March 31, 2003 As Previously Reported	303,751	$3,038	$5,908,063	$(30,406)	$8,800	$(4,717,307)	$1,172,188
Cumulative effect of restatement (see Note 2)	—	—	73,261	—	—	(73,261)	—

Balance, March 31, 2003—Restated (Note 2)	303,751	$3,038	$5,981,324	$(30,406)	$8,800	$(4,790,568)	$1,172,188
Issuance of common stock	7,234	72	26,801	—	—	—	26,873
Stock-based compensation expense Restated (Note 2)	—	—	1,057	21,203	—	—	22,260
Deferred compensation related to stock options assumed as a result of acquisitions	—	—	—	(4,157)	—	—	(4,157)
Value of assumed options related to acquisition	—	—	12,765	—	—	—	12,765
Elimination of deferred compensation related to terminations	—	—	(10,061)	10,061	—	—	—
Comprehensive loss:
Net loss Restated (Note 2)	—	—	—	—	—	(105,934)	(105,934)
Foreign currency translation loss	—	—	—	—	(20)	—	(20)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(3,428)	—	(3,428)

Total comprehensive loss Restated (Note 2)	—	—	—	—	—	—	(109,382)

Balance, March 31, 2004—Restated (Note 2)	310,985	$3,110	$6,011,886	$(3,299)	$5,352	$(4,896,502)	$1,120,547
Issuance of common stock	5,201	52	10,101	—	—	—	10,153
Repurchase of Company stock	(5,380)	(54)	(16,879)	—	—	—	(16,933)
Funding of structured stock repurchase agreements	(2,478)	(25)	(59,491)	—	—	—	(59,516)
Funds received from structured stock repurchases agreements including gains	—	—	48,335	—	—	—	48,335
Stock-based compensation expense	—	—	95	9,245	—	—	9,340
Deferred compensation related to stock options assumed as a result of acquisitions	—	—	—	(19,024)	—	—	(19,024)
Value of assumed options related to acquisition	—	—	23,888	—	—	—	23,888
Elimination of deferred compensation related to terminations	—	—	(3,977)	3,977	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(127,373)	(127,373)
Foreign currency translation gain	—	—	—	—	797	—	797
Unrealized loss on short-term investments, net of tax	—	—	—	—	(13,016)	—	(13,016)

Total comprehensive loss	—	—	—	—	—	—	(139,592)

Balance, March 31, 2005—Restated (Note 2)	308,328	$3,083	$6,013,958	$(9,101)	$(6,867)	$(5,023,875)	$977,198
Issuance of common stock	3,863	39	6,706	—	—	—	6,745
Repurchase of Company stock	(3,964)	(40)	(9,907)	—	—	—	(9,947)
Funding of structured stock repurchase agreements	(12,787)	(128)	(104,872)	—	—	—	(105,000)
Funds received from structured stock repurchases agreements including gains	—	—	40,144	—	—	—	40,144
Stock-based compensation expense	—	—	—	6,540	—	—	6,540
Elimination of deferred compensation related to terminations	—	—	(474)	474	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(148,372)	(148,372)
Foreign currency translation loss	—	—	—	—	(221)	—	(221)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(4,279)	—	(4,279)

Total comprehensive loss	—	—	—	—	—	—	(152,872)

Balance, March 31, 2006	295,440	$2,954	$5,945,555	$(2,087)	$(11,367)	$(5,172,247)	$762,808

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

Applied Micro Circuits Corporation (“AMCC” or the “Company”) provides semiconductor and board level products that are the essential building blocks for the processing, transporting and storing of information worldwide. The Company blends systems and software expertise with high-performance, high-bandwidth silicon integration to deliver silicon, hardware and software solutions for global wide area networks (WAN), embedded applications such as PowerPC and programmable SOC architectures, storage area networks (SAN), and high-growth storage markets such as Serial ATA (SATA) RAID. AMCC’s corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations and useful life, deferred income tax asset valuation allowances and restructuring costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101 Revenue Recognition in Financial Statements, as well as SAB No. 104, Revenue Recognition. The Company recognizes product revenue when the following fundamental criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, the Company records reductions to revenue for estimated allowances such as returns, competitive pricing programs and rebates. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA or free carrier shipping point. If actual returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue would result.

Cash and Cash Equivalents

Cash and cash equivalents consist of money market type funds and highly liquid debt instruments with original maturities of three months or less at the date of purchase.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-Term Investments

The Company defines short-term investments as income-yielding securities that can be readily converted to cash. Short-term investments consist of U.S. Treasury securities and agency bonds, corporate bonds, mortgage-backed and asset back securities, preferred stocks and closed-end bond funds. The Company accounts for its short-term investments under Statement of Financial Accounting Standard No. (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The investments which are classified as available-for-sale are adjusted to market value at each period end with the offsetting unrealized gain or loss reflected as a separate component of stockholders’ equity, net of tax. These investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

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

Inventories

Inventories are stated at the lower of cost (determined on a first-in, first-out basis) or market. Lower of cost or market adjustments reduce the carrying value of the related inventory and take into consideration reductions in sales prices, excess inventory levels and obsolete inventory. These adjustments are done on a part-by-part basis. Once established, these adjustments are considered permanent and are not reversed until the related inventory is sold or disposed.

Warranty Reserves

The Company generally provides a one year warranty on production released IC products and up to three years on board level products. Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience and/or changes to contracted obligations entered into with our customers.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty Reserve Activity

The following table summarizes the 2006 and 2005 activity related to the warranty reserve:

	Years Ended March 31,
	2006	2005
	(In thousands)
Beginning balance	$4,636	$3,971
Charged to costs and expenses	75	1,426
Payments	(645)	(761)

Ending balance	$4,066	$4,636

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs its annual impairment review at the reporting unit level during the fourth quarter each fiscal year or more frequently if the Company believes indicators of impairment are present. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based upon the type of products under development by the acquired company, which initially generated the goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using a combination of the discounted cash flow analysis as well as market comparisons. The determination of fair values require significant judgment and estimates.

The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Advertising Cost

Advertising costs of $0.5 million were expensed as incurred for each fiscal years ending March 31, 2006, 2005 and 2004.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. The Company also determines its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). The Company records estimated tax liabilities to the extent the contingencies are probable and can be reasonably estimated.

Stock-Based Compensation

The Company has in effect several stock option plans under which stock options have been granted to employees and non-employee directors. The Company also has in effect an employee stock purchase plan. Until April 1, 2006, the Company accounted for stock-based awards to employees in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”) and the related Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation—An Interpretation of APB Opinion No. 25. The Company also adopted the disclosure-only alternative of SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), as amended by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure (“SFAS 148”).

In accordance with APB 25, for the year ended March 31, 2006 and prior years, stock-based compensation expense is not recorded in connection with stock options granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant, unless certain modifications are subsequently made. The Company records deferred compensation in connection with stock options granted, as well as stock options assumed in acquisitions, with exercise prices less than the fair market value of the common stock on the date of grant or assumption. The amount of such deferred compensation per share is equal to the excess of fair market value over the exercise price on such date. The Company records deferred compensation in connection with restricted stock units equal to the fair market value of the common stock on the date of grant. As of March 31, 2006, no restricted stock had been issued. Recorded deferred compensation is recognized as stock-based compensation expense ratably over the applicable vesting periods.

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

The per share fair value of options granted in connection with stock option plans and rights granted in connection with the employee stock purchase plan reported below has been estimated at the date of grant with the following weighted average assumptions:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2006	2005	2004	2006	2005	2004
Expected life (years)	3.2	4.0	4.0	1.3	1.3	1.2
Risk-free interest rate	4.1%	3.8%	2.5%	2.9%	2.2%	1.5%
Volatility	0.52	0.77	1.00	0.64	0.80	1.03
Dividend yield	—%	—%	—%	—%	—%	—%
Weighted average fair value	$1.15	$2.16	$3.66	$1.50	$1.83	$2.20

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting periods. The Company’s pro forma information under SFAS 123 and SFAS 148 is as follows:

	Fiscal Years Ended March 31,
In thousands	2006	2005	2004
		(as restated)	(as restated)
Net income (loss)	$(148,372)	$(127,373)	$(105,934)

Add:
Stock based employee compensation expense included in net income (loss), net of tax	6,540	9,340	22,260

Deduct:
Compensation expense determined under fair value based method for all awards, net of tax	(41,966)	(100,901)	(352,471)
Incremental compensation expense determined under fair value based method resulting from correction of option grant dates (Investigation)	18	262	41,629
Incremental compensation expense determined under fair value based method resulting from correction of accounting for previously repriced options (Repriced)	105	5,584	28,271

Pro forma net income (loss)	$(183,675)	$(213,088)	$(366,245)

Basic earnings (loss) per share:
Net income (loss)	$(0.49)	$(0.41)	$(0.35)

Net income (loss)—pro forma	$(0.61)	$(0.69)	$(1.20)

Diluted earnings (loss) per share:
Net income (loss)	$(0.49)	$(0.41)	$(0.35)

Net income (loss)—pro forma	$(0.61)	$(0.69)	$(1.20)

The table above illustrates the effect of the restatement adjustments on the Company’s pro forma net income and pro forma net income per share as if the Company had recorded compensation costs on the estimated grant date fair value as defined by SFAS 123 (“Investigation” options). See Note 2 for additional information. In connection with the preparation of the Company’s restated consolidated financial statements, the Company also determined that it had not appropriately accounted for certain options that were cancelled in November 2001 and regranted in May 2002. The table above also includes the impact of the options that were cancelled and regranted (“Repriced” options).

The Company evaluates the assumptions used to value stock awards under SFAS 123 on a quarterly basis. Based on guidance provided in SFAS 123(R), and SAB No. 107, Share-Based Payment (“SAB 107”), in the three months ended March 31, 2006 the Company refined its volatility assumption based on historical data over the estimated life of the option.

In December 2004 the FASB issued SFAS 123(R), which is a revision of SFAS 123. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values and does not allow the previously permitted pro forma disclosure as an alternative to financial statement recognition. SFAS 123(R) supersedes APB 25 and related interpretations and amends SFAS No. 95, Statement of Cash Flows. Effective April 1, 2006, the Company adopted SFAS

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

123(R). The Company plans to use the modified prospective method of recognition of stock-based compensation expense.

The adoption of the SFAS 123R fair value method will have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The balance of unearned stock-based compensation to be expensed in the period fiscal 2007 through fiscal 2010 related to share-based awards unvested at March 31, 2006, as previously calculated under the disclosure-only requirements of SFAS 123, is approximately $15.1 million after the acceleration program. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that the Company grants additional equity securities to employees or assumes unvested securities in connection with any acquisitions, stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. The fair value of any future grants is not included in the amount above as the impact of these grants cannot be predicted at this time.

Acceleration of Vesting of Certain Stock Options

On February 14, 2006, in response to SFAS 123(R), the Company’s Compensation Committee approved the acceleration of the vesting of all of the out-of-the-money, unvested stock options, except for options held by executive officers and non-employee directors. An option was considered out-of-the-money if the stated option exercise price was greater than $3.50 per share. As a result of the Compensation Committee’s decision to accelerate the vesting of all of the out-of-the-money, unvested stock options, except for options held by executive officers and non-employee directors, effective as of February 15, 2006, options to purchase approximately 5.8 million shares of its common stock became immediately exercisable. The weighted average exercise price per share of all of the options accelerated was $4.80. The decision to accelerate vesting of these options was made primarily to avoid recognizing compensation cost in its consolidated statement of operations in the financial statements after the effectiveness of SFAS 123(R). In addition, because these options have exercise prices in excess of current market values and are not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale and retention. The future compensation expense that will be avoided, based on our implementation date for SFAS 123R on April 1, 2006, is approximately $8.6 million, $5.4 million, $1.3 million, and $0.1 million in the fiscal years 2007, 2008, 2009, and 2010, respectively.

Derivative Financial Instruments

The Company has used foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the US dollar. The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. At March 31, 2006, the Company had no open foreign exchange contracts. The Company accounts for derivatives pursuant to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges are immediately recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Comprehensive Income (Loss)

The FASB’s SFAS No. 130, Comprehensive Income (Loss), (“SFAS 130”), establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS 130 requires the change in net unrealized gains or losses on short-term investments and foreign currency translation gains and losses be included in comprehensive income (loss). Comprehensive income (loss) is included in our Consolidated Statements of Stockholders’ Equity.

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

Segments of a Business Enterprise

The Company operates in one reportable operating segment, communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had three operating segments at March 31, 2006, under the aggregation criteria set forth in SFAS 131, the Company operates in only one reportable operating segment, communications.

Under SFAS 131, two or more operating segments may be aggregated into a single operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

Because the Company meets each of the criteria set forth in SFAS 131 and the three operating segments as of March 31, 2006 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

2.	Restatement of Consolidated Financial Statements

The Audit Committee has completed a review of the Company’s stock option granting practices. Based on the results of the review, the Company concluded that, pursuant to the requirements of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25) that were in effect through fiscal 2006, the accounting measurement dates for certain stock option grants awarded during the fiscal years ended March 31, 1999, 2000, 2001 and 2002 differ from the measurement dates previously used to determine any

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation expense during the six fiscal years ended March 31, 2004 and have determined that the Company should have recognized approximately $95.2 million of pre-tax stock-based compensation expense that was not accounted for in our previously issued financial statements. In addition, the Company should have recorded approximately $20.9 million of tax benefits, resulting in a cumulative net restatement after taxes of $74.3 million.

A summary of the option grants giving rise to the $95.2 million in additional pre-tax stock-based compensation expense below:

1) For five grants to executives that were approved by unanimous written consents (“UWCs”) signed by the members of the Compensation Committee, the Company could not find evidence of an approval of the grants on or before the dates for which the Company set the exercise price of the options. Also, the signatures on the UWCs were not dated. As a result, the final approval and the new measurement date of each grant were deemed to be the date that we received the last signed UWC counterpart via fax. Three of these grants were executive promotion grants for which the Company set the exercise price as the closing price on dates following the date of the executive’s promotion. In each case, the exercise price was the lowest closing price for any date between (and including) the executive’s promotion date and the date the last UWC counterpart was received back from the Compensation Committee. Our practice at the time was to set the exercise price as the closing price on the employee’s promotion date. These five grants accounted for approximately $3.4 million of the $95.2 million.

2) For one all-employee refresh grant, the “employee allocations” i.e. the number of options to be granted to each individual employee, were not finalized until nine days after the grant was approved by the Compensation Committee. For this grant, the Company utilized the date the employee allocation list was finalized as the new measurement date. This grant accounted for approximately $1.0 million of the $95.2 million.

3) On one occasion, the Company set the exercise price for an option to an executive new hire prior to the date the executive began working as a full-time employee. This grant accounted for approximately $14.2 million of the $95.2 million. This grant was approved using the UWC signed by the Compensation Committee. The UWC counterparts were not received back until two months after the offer was accepted and one month after the executive began working as a full-time employee. The Company measured this grant using the date the last UWC counterpart was received back from the Compensation Committee. The exercise price of this grant was originally set lower than the closing price on the date the employee began employment and was also lower than the closing price on the new measurement date. This grant is in addition to the five grants mentioned above in the first category.

4) On two occasions, the Company granted options (to both executives and non-executive employees) with exercise prices equal to the closing price of its common stock on the date before the grant was approved. Our predominant practice was to use the closing price on the day of the grant. Upon review, the Company concluded that the appropriate measurement date was on the date of the grant. These grants accounted for approximately $27.0 million of the $95.2 million.

5) For one all-employee refresh grant, the Compensation Committee appears to have permitted management to select the grant date and therefore the exercise price within a specified future time period (the “Open Period”). There is no evidence indicating that the grant date was selected prior to the last day of the Open Period. As a result, for accounting purposes, the Company used a new measurement date equal to the last day of the Open Period. The exercise price was lower than the remeasured price at the end of the open period. This grant accounted for approximately $16.2 million of the $95.2 million.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6) For three grants to executives, eight grants to non-executives and a grant made in connection with an October 2000 acquisition, the Company concluded that management changed the exercise prices of the options after the option grants were approved, but before they were processed to take advantage of lower closing prices that occurred within a few days after the approved grant date. The Company applied variable accounting to these awards, which accounted for approximately $33.5 million of the $95.2 million.

The restatement of the Company’s previously issued financial statements reflects the following:

(a)	the recognition of non-cash compensation expense and related income tax effects related to stock options affected by the grant dating issues; and

(b)	adjustments to previously recognized income tax benefits as a result of certain stock options that were granted to certain of the Company’s executive officers with exercise prices that were less than the fair market value of the Company’s common stock on the actual date of grant and, therefore, did not qualify as deductible performance-based compensation in accordance with Internal Revenue Code section 162(m) (“IRC 162(m)”).

These restated consolidated financial statements include cumulative compensation expense, net of income taxes, of $74.3 million as of March 31, 2004, which is recorded as an adjustment to opening retained deficit as of April 1, 2004 included in the consolidated statement of stockholders’ equity.

The following table reflects the non-cash based compensation expense and related income tax benefit by year, including the cumulative effect on retained deficit for all periods prior to March 31, 2004:

	Stock Option Investigation Values—Restatement (in thousands)
Fiscal Year	Pre-Tax Adjustments	Income Tax Benefit	Total Impact
1999	$(55)	$—	$(55)
2000	(27,673)	10,181	(17,492)
2001	(21,893)	5,515	(16,378)
2002	(35,376)	5,171	(30,205)
2003	(9,131)	—	(9,131)

Cumulative Effect at March 31, 2003	$(94,128)	$20,867	$(73,261)

2004	$(1,057)	$—	$(1,057)

Total	$(95,185)	$20,867	$(74,318)

The cumulative effect of stock-based compensation pre-tax adjustments was to increase APIC by $95.2 million and increase accumulated deficit by $95.2 million on our consolidated balance sheet as of March 31, 2005. The restatement had no impact on the Company’s consolidated statements of operations or consolidated statements of cash flows for the fiscal years ended March 31, 2005 or 2006. The restatement had no impact on our previously reported cash balances or revenues.

The Company also recorded tax related adjustments in connection with stock-based compensation expense. Such amount differs from the statutory tax benefit principally as a result of limitations on the deduction for certain executive stock-based compensation in accordance with section 162(m) of the revenue code and reductions to the excess of the tax deduction over the financial statement expense recorded for stock-based compensation. In the restatement, we recorded an additional income tax benefit of $10.2 million in fiscal year

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2000, $5.5 million in fiscal year 2001, and $5.2 million in the consolidated statement of operations for the fiscal year ended March 31, 2002. The cumulative effect of the tax entry was to decrease APIC by $20.9 million and decrease accumulated deficit by $20.9 million in our consolidated balance sheet as of March 31, 2005. The impact of stock-based compensation, net of the related tax effects, was to increase APIC by $74.3 million and increase accumulated deficit by $74.3 million in our consolidated balance sheet as of March 31, 2005.

The following tables are detailed restated financial statements for the fiscal year 2005 balance sheet and fiscal year 2004 statement of operations and consolidated statement of cash flows.

To reflect this previously unrecognized expense the Company recognized additional stock-based compensation expense in the various fiscal years, offset by some income tax benefits, resulting in an increase to accumulated deficit offset by an increase to Additional Paid in Capital (“APIC”). The tables below reflect the impact, of the restatement in 2005:

	March 31, 2005
	As previously reported	Adjustment	As restated
	(in thousands)
ASSETS
Current assets:
Cash and cash equivalents	$75,396	$—	$75,396
Short-term investments—available-for-sale	347,996	—	347,996
Accounts receivable	28,601	—	28,601
Inventories	18,014	—	18,014
Other current assets	51,448	—	51,448

Total current assets	521,455	—	521,455
Property and equipment, net	44,461	—	44,461
Goodwill and purchased intangibles, net	534,514	—	534,514
Other assets	1,965	—	1,965

Total assets	$1,102,395	$—	$1,102,395

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,016	$—	$24,016
Accrued payroll and related expenses	10,101	—	10,101
Other accrued liabilities	87,107	—	87,107
Deferred revenue	3,939	—	3,939
Current portion of long-term debt and capital lease obligations	34	—	34

Total current liabilities	125,197	—	125,197
Stockholders’ equity:
Preferred stock	—	—	—
Common stock	3,083	—	3,083
Additional paid-in capital	5,939,640	74,318	6,013,958
Deferred compensation, net	(9,101)	—	(9,101)
Accumulated other comprehensive income or loss	(6,867)	—	(6,867)
Accumulated deficit	(4,949,557)	(74,318)	(5,023,875)

Total stockholders’ equity	977,198	—	977,198

Total liabilities and stockholders’ equity	$1,102,395	$—	$1,102,395

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF OPERATIONS

	Fiscal year ended March 31, 2004
	As previously reported	Adjustment	As restated
	(in thousands, except per share amounts)
Net revenues	$131,177	$—	$131,177
Cost of revenues (1)	57,601	3	57,604

Gross profit	73,576	(3)	73,573
Operating expenses:
Research and development	112,594	—	112,594
Selling, general and administrative	45,121	—	45,121
Stock-based compensation:
Research and development	15,444	1,045	16,489
Selling, general and administrative	5,195	9	5,204
Acquired in-process research and development	21,800	—	21,800
Purchased intangible asset impairment charges	—	—	—
Goodwill impairment charges	—	—	—
Amortization of purchased intangible assets	1,097	—	1,097
Restructuring charges	22,325	—	22,325
Litigation settlement, net	—	—	—

Total operating expenses	223,576	1,054	224,630

Operating loss	(150,000)	(1,057)	(151,057)
Interest income, net	35,007	—	35,007
Other income, net	8,340	—	8,340
Loss before income taxes	(106,653)	(1,057)	(107,710)
Income tax expense (benefit)	(1,776)	—	(1,776)

Net loss	$(104,877)	$(1,057)	$(105,934)

Basic and diluted net loss per share:
Net loss per share	$(0.34)	$(0.01)	$(0.35)

Shares used in calculating basic and diluted net loss per share	306,476	306,476	306,476

(1) Cost of revenues includes the following (in thousands):
Stock-based compensation	$564	$3	$567
Amortization of developed technology	8,971	—	8,971
Amortization of purchased inventory fair value adjustment	1,379	—	1,379

	$10,914	$3	$10,917

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Fiscal Year Ended March 31, 2004
	As previously reported	Adjustments	As restated
	(in thousands)
Operating activities:
Net loss	$(104,877)	$(1,057)	$(105,934)
Adjustments to reconcile net loss to net cash used for operating activities
Depreciation and amortization	20,410	—	20,410
Amortization of goodwill and purchased intangibles	10,068	—	10,068
Acquired in-process research and development	21,800	—	21,800
Goodwill and purchased intangible asset impairment charges	—	—	—
Stock-based compensation expense	21,203	1,057	22,260
Non-cash restructuring charges	6,307	—	6,307
Net gain on strategic equity investments	(1,048)	—	(1,048)
Net gain on disposals of property	(7,272)	—	(7,272)
Changes in operating assets and liabilities:
Accounts receivables	(14,919)	—	(14,919)
Inventories	2,633	—	2,633
Other assets	8,577	—	8,577
Accounts payable	(506)	—	(506)
Accrued payroll and other accrued liabilities	(5,020)	—	(5,020)
Deferred revenue	99	—	99

Net cash used for operating activities	(42,545)	—	(42,545)

Investing activities:
Proceeds from sales and maturities of short-term investments	5,835,959	—	5,835,959
Purchases of short-term investments	(5,485,682)	—	(5,485,682)
Repayments on notes receivable from employees	62	—	62
Purchase of property, equipment and other assets	(13,443)	—	(13,443)
Proceeds from the sale of strategic equity investments	1,760	—	1,760
Purchase of strategic investment	—	—	—
Proceeds from sale of real estate	24,881	—	24,881
Proceeds from sale of property, equipment and other assets	—	—	—
Net cash paid for acquisitions	(167,869)	—	(167,869)

Net cash provided by (used for) investing activities	195,668	—	195,668

Financing activities:
Proceeds from issuance of common stock	26,873	—	26,873
Repurchase of common stock	—	—	—
Funding of structured stock repurchase programs	—	—	—
Funds received from structured stock repurchases including gains	—	—	—
Payments on capital lease obligations	(763)	—	(763)
Payments on long-term debt	(607)	—	(607)
Other	(20)	—	(20)

Net cash provided by (used for) financing activities	25,483	—	25,483

Net increase (decrease) in cash and cash equivalents	178,606	—	178,606
Cash and cash equivalents at beginning of period	150,556	—	150,556

Cash and cash equivalents at end of period	$329,162	$—	$329,162

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.	Investments

Short-Term Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in comprehensive income (loss). The basis for computing realized gains or losses is by specific identification.

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At March 31, 2006:
U.S. Treasury securities and agency bonds	$46,506	$—	$1,131	$45,375
Corporate bonds	34,740	67	1,202	33,605
Mortgage-backed and asset-backed securities	114,921	51	3,666	111,306
Closed-end bond funds	80,276	188	5,782	74,682
Preferred stock and options	22,092	11	531	21,572

	$298,535	$317	$12,312	$286,540

At March 31, 2005:
U.S. Treasury securities and agency bonds	$50,532	$3	$1,200	$49,335
Corporate bonds	41,682	24	1,067	40,639
Mortgage-backed and asset-backed securities	160,031	47	2,499	157,579
Closed-end bond funds	77,723	874	3,597	75,000
Preferred stock and options	25,532	73	162	25,443

	$355,500	$1,021	$8,525	$347,996

Available-for-sale securities by contractual maturity are as follows (in thousands):

March 31, 2006
Due in one year or less	$79,561
Due after one year through two years	14,012
Greater than two years	171,395

$264,968

Strategic Equity Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or fair value. These investments are included in other assets on the Company’s balance sheet and are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. For the years ended March 31, 2006, 2005 and 2004, the Company recognized gains of $0.7 million, zero, and $1.0 million when the privately held companies in which the Company had an equity investment were sold. At March 31, 2006 and 2005, the balance of these investments included in other assets was $4.1 million and $0.6 million, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.	Certain Financial Statement Information

Accounts receivable:

	March 31,
	2006	2005
	(in thousands)
Accounts receivable	$27,678	$30,385
Less: allowance for bad debts	(1,354)	(1,784)

	$26,324	$28,601

Inventories:

	March 31,
	2006	2005
	(in thousands)
Finished goods	$17,883	$9,754
Work in process	5,277	7,095
Raw materials	1,781	1,165

	$24,941	$18,014

Other current assets:

	March 31,
	2006	2005
	(in thousands)
Litigation insurance receivable	$—	$32,947
Deposits	933	2,366
Prepaid expenses	8,882	13,689
Interest receivable	1,630	1,626
Other	1,173	820

	$12,618	$51,448

Property and equipment:

	Useful Life	March 31,
		2006	2005
	(in years)	(in thousands)
Machinery and equipment	5-7	$41,634	$42,906
Leasehold improvements	1-15	11,225	11,676
Computers, office furniture and equipment	3-7	74,760	80,353
Buildings	31.5	5,860	5,860
Land	N/A	12,202	12,202

		145,681	152,997
Less: accumulated depreciation and amortization		(109,554)	(108,536)

		$36,127	$44,461

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and purchased intangible assets:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	March 31, 2006			March 31, 2005
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,401,662	$(4,105,402)	$296,260	$4,401,662	$(3,974,186)	$427,476
Developed technology	413,500	(348,675)	64,825	413,500	(331,031)	82,469
Backlog/customer relationships	3,600	(3,480)	120	3,600	(3,282)	318
Patents/core technology rights/ tradename	59,200	(39,339)	19,861	59,200	(34,949)	24,251

	$4,877,962	$(4,496,896)	$381,066	$4,877,962	$(4,343,448)	$534,514

	Fiscal Years Ended March 31,
	2006	2005	2004
Beginning balance	$427,476	$192,541	$72,499
Goodwill related to acquisitions (Note 4)	—	238,279	123,826
Acquired lease liability adjustment	—	(3,344)	—
Impairment charges (Note 8)	(131,216)	—	—
Adjustment for deferred tax assets related to acquired companies	—	—	(3,784)

Ending balance	$296,260	$427,476	$192,541

The estimated future amortization expense of purchased intangible assets charged to cost of sales and operating expenses as of March 31, 2006, is as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal year 2007	$14,500	$4,430	$18,930
Fiscal year 2008	14,500	4,430	18,930
Fiscal year 2009	13,950	4,429	18,379
Fiscal year 2010	10,500	3,169	13,669
Fiscal year 2011	10,500	3,169	13,669
Thereafter	875	354	1,229

Total	$64,825	$19,981	$84,806

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other accrued liabilities:

	March 31,
	2006	2005
	(in thousands)
Accrued warranty and excess purchase commitments	$5,407	$6,828
Current tax liabilities	1,177	2,697
Restructuring liabilities	7,644	2,699
Excess lease liability	—	4,769
Litigation settlement liability	—	60,000
Executive deferred compensation liability	3,294	2,383
Other	9,495	7,731

	$27,017	$87,107

Interest income, net:

	Fiscal Years Ended March 31,
	2006	2005	2004
	(in thousands)
Interest income	$16,463	$16,408	$28,181
Net realized gains (loss) on short-term investments	(760)	2,326	6,858
Interest expense	(86)	(35)	(32)

	$15,617	$18,699	$35,007

Other income, net:

	Fiscal Years Ended March 31,
	2006	2005	2004
	(in thousands)
Gain on strategic equity investments	$672	$—	$1,048
Net gains on disposals of property	4	—	7,272
Foreign currency loss	(543)	—	—
Other	123	—	20

	$256	$—	$8,340

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss per share:

Shares used in basic net loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net loss per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Fiscal Years Ended March 31,
	2006	2005	2004
			Restated (Note 2)
Net loss	$(148,372)	$(127,373)	$(105,934)
Shares used in basic and diluted net loss per share computation:
Weighted average common shares outstanding	300,841	309,456	306,558
Less: Unvested common shares outstanding	—	—	(82)

Shares used in basic and diluted net loss per share computation	300,841	309,456	306,476

Basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.49)	$(0.41)	$(0.35)

Because the Company incurred losses in the years ended March 31, 2006, 2005 and 2004, the effect of dilutive securities totaling 1,689, 3,471, and 4,629, equivalent shares (in thousands), respectively, have been excluded from the loss per share computation as their impact would be antidilutive.

5.	Acquisitions

The Company completed four acquisitions during the years ended March 31, 2005 and 2004 using the purchase method of accounting. There were no acquisitions completed during fiscal 2006. The accompanying consolidated financial statements include the results of operations of each business acquired from the date of acquisition. Details of the acquired business are as follows:

Fiscal 2005

3ware, Inc.—On April 1, 2004, the Company completed the acquisition of 3ware, Inc. for approximately $145.0 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock. 3ware is a provider of high-performance, high-capacity Serial ATA storage solutions for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage, video, and high-performance computing.

Embedded Products Business—On May 5, 2004, the Company completed the acquisition of the assets and intellectual property associated with IBM’s 400 series of embedded PowerPC® standard products for approximately $227.9 million in cash. On December 6, 2004, the Company exercised an option to purchase additional related assets located in France for $4.1 million.

Fiscal 2004

JNI Corporation—On October 28, 2003, the Company completed the acquisition of JNI Corporation, a provider of Fibre Channel hardware and software products. AMCC acquired all outstanding shares of JNI Corporation for approximately $196.4 million in cash and assumed options to purchase approximately 4.3 million shares of AMCC’s common stock.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

PRS Business—On September 30, 2003, the Company purchased assets and licensed intellectual property associated with IBM’s Power PRS Switch Fabric product line for $47.8 million in cash. On January 1, 2004, the Company exercised an option to purchase additional related assets located in France for $3 million.

In connection with these transactions, the Company conducted valuations of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS No. 141, Business Combinations, (“SFAS 141”). In accordance with SFAS 141, the Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the identifiable intangible assets. The purchase price in each transaction was allocated as follows (in thousands):

	Fiscal 2005			Fiscal 2004
	3ware	Embedded Products Business	Total	JNI	PRS Business	Total
Net tangible assets	$10,113	$3,700	$13,813	$70,515	$815	$71,330
In-process research and development	8,000	5,400	13,400	16,100	5,700	21,800
Developed technology	14,500	73,500	88,000	25,600	5,500	31,100
Backlog/customer relationships	300	1,900	2,200	1,000	400	1,400
Patents/core technology rights/tradename	6,100	20,700	26,800	7,800	1,700	9,500
Purchased inventory fair value adjustment	1,465	739	2,204	1,262	117	1,379
Stock-based compensation	19,024	—	19,024	4,157	—	4,157
Goodwill	110,218	128,061	238,279	87,270	36,556	123,826

Total consideration	$169,720	$234,000	$403,720	$213,704	$50,788	$264,492

The total consideration issued in the acquisitions was as follows (in thousands):

	Fiscal 2005			Fiscal 2004
	3ware	Embedded Products Business	Total	JNI	PRS Business	Total
Cash paid and merger fees	$145,832	$234,000	$379,832	$200,939	$50,788	$251,727
Value of assumed options	23,888	—	23,888	12,765	—	12,765

Total consideration	$169,720	$234,000	$403,720	$213,704	$50,788	$264,492

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for the Company’s significant acquisitions completed in fiscal 2005 and 2004:

Company Acquired	Development Projects	IPR&D Charge	Number of Projects	Range of Estimated % Complete	Estimated Cost to Complete	Range of Adjusted Discount Rates
		(in thousands)			(in thousands)
Fiscal 2005:
3ware, Inc.	SATA Raid controller cards	$8,000	2	25% - 42%	$2,950	30% - 35%
Embedded Products Business	Embedded Processor Products	$5,400	3	42% - 69%	$9,100	25% - 30%
Fiscal 2004:
PRS Business	Packet routing switch products	$5,700	5	38% - 68%	$5,300	20% - 30%
JNI Corporation	Fibre Channel HBAs and Storage IC products	$16,100	6	33% - 88%	$2,300	22% - 35%

6.	Stockholders’ Equity

Preferred Stock

The Certificate of Incorporation allows for the issuance of up to two million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders.

Common Stock

At March 31, 2006 the Company had 630.0 million shares authorized for issuance. At March 31, 2006 and 2005, there were approximately 295.4 million shares and 308.3 million shares issued and outstanding, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

On August 12, 2004, the Company’s board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. During the year ended March 31, 2006, the Company repurchased 4.0 million shares of its common stock for approximately $9.9 million on the open market. These shares were retired upon delivery to the Company.

The Company also utilizes structured stock repurchase agreements to buy back shares which are prepaid written put options on the Company’s common stock. The Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-determined price, the Company will have its investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement inception. Any cash received, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

During the year ended March 31, 2006, the Company entered into structured stock repurchase agreements totaling $105.0 million. Upon settlement of the underlying agreements, the Company received $40.1 million in cash and 12.8 million shares of its common stock at an effective purchase price of $2.74 per share.

At March 31, 2006, the Company had nine open structured stock repurchase agreements totaling $37.5 million that have varying maturities through June 30, 2006. Under the remaining agreements, the Company could receive up to $41.2 million of cash, or the delivery of up to 12.9 million shares of its common stock or a combination of cash and shares.

During the year ended March 31, 2005, the Company repurchased on the open market 5.4 million shares of its common stock for approximately $16.9 million. These shares were retired upon delivery to the Company. In addition, the Company entered into structured stock repurchase agreements totaling $59.5 million. Upon settlement of the underlying agreements, the Company received 2.5 million shares of its common stock at an effective purchase price of $3.03 per share from the settlements resulting in the delivery of shares and received cash totaling $48.3 million from the settlements resulting in the return of the investment with a premium.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a summary of the Company’s repurchase program share activity for the years ended March 31, 2006 and 2005 (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2006	2005
Open market repurchases:
Aggregate repurchase price	$9,947	$16,933
Repurchased shares	3,964	5,380

Average price per share	$2.51	$3.15

Structured agreements:
Shares acquired in settlement	12,787	2,478

Average price per share	$2.74	$3.03

Total shares acquired by repurchase or in settlement	16,751	7,858

Average price per share	$2.69	$3.11

Stock Options and Other Stock-based Awards

The Company has in effect several stock option plans under which stock options have been granted to employees and non-employee directors. Although certain of these plans allow the grant of restricted stock units, none have been issued at March 31, 2006. The option plans include two stockholder-approved plans (1992 Stock Option Plan and 1997 Directors’ Stock Option Plan) and four plans not approved by stockholders (2000 Equity Incentive Plan, Cimaron’s 1998 Stock Incentive Plan assumed in the fiscal 1999 merger, and 1997 and 1999 JNI’s Stock Options Plans assumed in the fiscal 2004 merger). Certain other outstanding options were assumed through the various acquisitions.

The Board of Directors has delegated administration of this plan to the Compensation Committee, which generally determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock-based awards under the plans expire not more than ten years from the date of grant and are generally exercisable upon vesting. Vesting generally occurs over four years. In fiscal 2006, 5.1 million options were granted with a 2.5-year vesting schedule. New hire grants generally vest and become exercisable at the rate of 25% after one year and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant.

At March 31, 2006, 2005, and 2004 there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Fiscal Years Ended March 31,
	2006		2005		2004
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	66,714	$6.64	63,762	$7.63	60,987	$8.39
Granted and assumed	9,638	2.95	17,481	2.77	18,206	4.91
Exercised	(1,810)	0.82	(2,725)	1.06	(5,260)	3.92
Forfeited	(20,446)	7.60	(11,804)	7.65	(10,171)	9.26

Outstanding at end of year	54,096	$5.82	66,714	$6.64	63,762	$7.63

Vested at end of year	43,727	$6.50	45,255	$7.89	44,474	$8.60

The following is a further breakdown of the options outstanding at March 31, 2006 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.05 – $ 2.98	9,719	6.15	$2.49	3,705	$2.16
2.99 – 3.60	9,231	8.63	3.37	5,220	3.44
3.61 – 5.65	11,832	7.07	4.70	11,493	4.72
5.66 – 6.54	18,320	4.56	6.47	18,320	6.47
6.55 – 23.76	4,516	4.41	14.70	4,511	14.69
23.77 – 87.24	478	4.15	39.70	478	39.70

$ 0.05 – $87.24	54,096	6.07	$5.82	43,727	$6.50

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 19.2 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At March 31, 2006, approximately 10.0 million shares had been issued under this plan and approximately 9.2 million shares were available for future issuance.

Common Shares Reserved for Future Issuance

At March 31, 2006, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Stock Options:
Granted and outstanding	54,096
Authorized for future grants	54,848
Stock purchase plan	9,199

118,143

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2006	2005	2004
Current:
Federal	$—	$—	$(2,395)
Foreign	(939)	3,023	490
State	303	(162)	129

Total current	(636)	2,861	(1,776)
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

	$(636)	$2,861	$(1,776)

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

	Fiscal Years Ended March 31,
	2006		2005		2004
					Restated (Note 2)
	$	%	$	%	$	%
Tax at federal statutory rate	$(52,153)	35%	$(43,580)	35%	$(37,699)	35%
In-process research and development	—	—	3,099	(2)	5,635	(5)
Goodwill	31,566	(21)	—	—	—	—
Tax exempt interest	(851)	—	(594)	—	—	—
State taxes, net of federal benefit	(5,565)	4	(4,650)	4	(3,739)	3
Federal tax credits	(4,858)	3	(5,616)	5	(4,889)	5
State tax credits	(1,579)	1	(1,825)	1	(1,589)	1
Prior year accruals	—	—	—	—	(5,306)	5
Valuation allowance	31,772	(21)	50,807	(40)	47,734	(44)
Change in contingency reserve	(1,475)	1	1,924	(2)	(2,395)	2
Other	2,507	(2)	3,296	(3)	472	—

	$(636)	—%	$2,861	(2)%	$(1,776)	2%

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	March 31,
	2006	2005

Deferred tax assets:
Net operating loss carryforwards	$323,919	$298,340
Research and development credit carryforwards	109,083	101,582
Inventory write-downs and other reserves	25,352	39,306
Capitalization of inventory and research and development costs	22,990	27,229
Depreciation and amortization	—	722
Intangible assets	26,573	9,165
Other	17,582	18,893

Total deferred tax assets	525,499	495,237

Deferred tax liabilities:
Depreciation and amortization	(503)	—
Purchase accounting	(3,552)	(6,374)

Total deferred tax liabilities	(4,055)	(6,374)

Net deferred tax assets before valuation allowance	521,444	488,863
Valuation allowance	(521,444)	(488,863)

Net deferred tax assets	$—	$—

At March 31, 2006, the Company has federal and state research and development tax credit carryforwards of approximately $80.5 million and $43.9 million, respectively, which will begin to expire in fiscal 2010 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $874.8 million and $308.9 million, respectively, which will begin to expire in fiscal 2012 and fiscal 2007, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. As a result, utilization of the portion of the Company’s carryforwards from acquired companies may be restricted.

The Company has established a valuation allowance against its net deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a full valuation allowance should be recorded in 2004, 2005 and 2006.

The tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2006 will be accounted for as follows: approximately $191.7 million will be recognized as a reduction of income tax expense, $260.6 million will be recognized as an increase in shareholders’ equity for certain tax deductions from employee stock options, and $69.2 million will be recognized as a reduction of goodwill.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8.	Goodwill and Purchased Intangible Asset Impairments:

The Company performed the annual impairment assessments of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142. In accordance with SFAS 142, the Company compared the carrying value of each of its reporting units that existed at those times to their estimated fair values. In performing the tests the Company had three reporting units. The Company determined and identified those reporting units in accordance with SFAS 142.

For fiscal 2006, the discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 15% to 17% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% and terminal growth rates of 4%. Upon completion of the annual impairment test for fiscal 2006, the Company determined that there was an indication of impairment because the estimated carrying values of two of the three reporting units exceeded their respective fair values. As a result, we performed a step two analysis as required by SFAS 142. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As a result of the analysis performed in step two the Company recorded a charge for $131.2 million in the fourth quarter of fiscal 2006.

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

In November 2004, following a workforce reduction and restructuring plan, the Company determined that indicators of impairment existed for certain purchased intangible assets associated with the JNI acquisition. In accordance with SFAS 144, the Company performed an impairment analysis of the identified intangible assets. Based on this assessment, the Company recorded a charge of $27.3 million in December 2004 to write down the value of the identified intangible assets acquired in the JNI acquisition to zero. The Company also tested the goodwill associated with the related reporting unit for impairment in accordance with SFAS 142 in the third quarter. Upon completion of the impairment test for the related reporting unit consistent with the methodology used for the annual test, the Company determined that the estimated fair value of the reporting unit exceeded the carrying values at that time.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Restructuring Charges

The Company accounts for restructuring costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Over the last several years, the Company has undertaken significant restructuring activities in an effort to reduce operating costs. The Company has initiated several restructuring plans. A combined summary of the restructuring programs is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2005	$697	$2,002	$—	$2,699
Charged to expense	7,450	2,004	3,174	12,628
Cash payments	(2,010)	(1,252)	—	(3,262)
Noncash charges	—	(1,029)	(3,366)	(4,395)
Adjustments to expense	(307)	89	192	(26)

Liability, March 31, 2006	$5,830	$1,814	$—	$7,644

The following tables provide detailed activity related to each of the restructuring plan activities during the year ended March 31, 2006 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
April 2003 Restructuring Program
Liability, March 31, 2005	$—	$1,801	$—	$1,801
Cash payments	—	(685)	—	(685)
Adjustments to expense	—	(209)	—	(209)

Liability, March 31, 2006	$—	$907	$—	$907

November 2004 Restructuring Program
Liability, March 31, 2005	$697	$201	$—	$898
Cash payments	(313)	(303)	—	(616)
Noncash charges	—	—	(192)	(192)
Adjustments to expense	(384)	102	192	(90)

Liability, March 31, 2006	$—	$—	$—	$—

July 2005 Restructuring Program
Charged to expense	$1,450	$975	$2,612	$5,037
Cash payments	(1,527)	(264)	—	(1,791)
Noncash charges	—	—	(2,612)	(2,612)
Adjustments to expense	77	196	—	273

Liability, March 31, 2006	$—	$907	$—	$907

March 2006 Restructuring Program
Charged to expense	$6,000	$1,029	$562	$7,591
Cash payments	(170)	—	—	(170)
Noncash charges	—	(1,029)	(562)	(1,591)

Liability, March 31, 2006	$5,830	$—	$—	$5,830

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2003, the Company announced a restructuring program. The April 2003 restructuring program consisted of a workforce reduction of 185 employees, consolidation of excess facilities and fixed asset disposals. The Company recognized a total of $23.8 million restructuring cost related to the plan. The restructuring costs consisted of approximately $5.7 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit in November 2003 related to the reoccupation of a portion of a building in San Diego and an adjustment for overestimated severance to be paid.

In November 2004, the Company implemented another workforce reduction and realignment. The November 2004 workforce reduction was implemented as a means to reduce ongoing operating expenses by restructuring the Company’s operations, consolidating its facilities and reducing its workforce. The restructuring consisted of the elimination of approximately 150 employees, the closure of the Israel facility and consolidating other locations. As a result of the November 2004 restructuring, the Company recorded a charge of approximately $9.1 million, consisting of $4.4 million for employee severances, $4.2 million for property and equipment write-offs, and $0.5 million for the closure of the Israel facility and abandonment of certain leased property.

In July 2005, the Company implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 40 employees, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring, the Company recorded a charge of approximately $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of facilities. The Company anticipates saving approximately $4.0 million annually, as a result of this restructuring program.

In March 2006, the Company communicated and began implementation of a plan to exit its operations in France and India and reorganize part of its manufacturing operations. The restructuring program included the elimination of approximately 68 employees. As a result of the March 2006 restructuring, the Company recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severance, $1.0 million for operating leases write-offs, and $0.6 million for asset impairments. In connection with this exit plan, the Company estimates that it will record additional restructuring charges of up to $3.9 million in fiscal year 2007. These actions are not anticipated to affect revenues from current products. The Company anticipates saving approximately $9.0 million annually, as a result of this restructuring program.

10.	Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through fiscal 2013. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also leases certain engineering design software tools under non-cancelable operating leases expiring through fiscal 2009.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual future minimum payments as of March 31, 2006, are as follows (in thousands):

Fiscal Years Ending March 31,	Operating Leases
2007	$43,475
2008	10,363
2009	6,569
2010	2,105
2011	1,103
Thereafter	1,147

Total minimum lease payments	$64,762

Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 2006, 2005, and 2004 was $4.1 million, $5.7 million, and $5.7 million, respectively.

11.	Employee Retirement Plan

Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board of Directors. Employer contributions vest to participants at a rate of 33% per year of service. The total contributions under the plan charged to operations totaled $0.8 million, $1.2 million, and $1.0 million for the years ended March 31, 2006, 2005 and 2004, respectively.

12.	Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2006 were as follows:

	2006	2005	2004
Avnet	21%	16%	14%
Sanmina—SCI	10%	*	11%
*	Less than 10% of total net revenues for period indicated.

On July 5, 2005, Avnet acquired Insight Electronics. For purposes of the table above, the shipments to Insight Electronics and Avnet were retroactively combined for all periods presented.

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2006 were as follows:

	2006	2005	2004
Nortel Networks Corporation	12%	11%	17%

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2006	2005	2004
United States of America	$115,043	$121,527	$70,617
Other North America	27,686	21,003	8,042
Europe and Israel	47,246	50,124	18,695
Asia	70,951	59,748	33,823
Other	918	1,354	—

	$261,844	$253,756	$131,177

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.	Contingencies

Legal Proceedings

In September 2003, Silvaco Data Systems (“Silvaco”) filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara, Silvaco Data Systems v. Applied Micro Circuits Corporation, case no. 103CV005696. In its complaint, Silvaco claimed that the Company misappropriated trade secrets and engaged in unfair business practices by using software licensed to the Company by Circuit Semantics, Inc. The Company filed an answer denying Silvaco’s allegations. In October, 2006, the parties agreed to settle the lawsuit. Under the terms of the agreement, the Company paid Silvaco $150,000 and Silvaco released and dismissed all of its claims against the Company.

In April 2005, Cicada Semiconductor Corporation, a Delaware corporation and now a wholly owned subsidiary of Vitesse Semiconductor Corporation, filed a complaint against the Company and other unknown defendants in the Superior Court of the State of California in the County of San Diego. Cicada Semiconductor Corporation v. Applied Micro Circuits Corporation, case no. GIC 845887. In its complaint, Cicada alleged that the Company breached a contract to purchase assets from Cicada by failing to make installment payments due under the contract. Cicada’s complaint sought $2 million in damages plus interest and its attorneys’ fees and costs. In June 2005, the Company filed a cross-complaint against both Cicada and Vitesse. The parties agreed to settle the complaint and cross-complaint effective June 1, 2006. Under the terms of the settlement agreement: (i) Vitesse paid the Company the sum of $221,661 in delayed product payments and interest, released and dismissed all claims against the Company and granted the Company a royalty-free license to the Line Interface Unit technology that was the subject of the original contract between Cicada and the Company; and (ii) the Company paid Vitesse the sum of $700,000 and released and dismissed its counterclaims against Cicada and Vitesse.

In April 2001, a series of similar federal complaints were filed against JNI and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead case no. 01 cv 0557 J (NLS). The first consolidated and amended complaint contained allegations that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about JNI’s business and operating results in violation of the Securities Exchange Act of 1934, and also included allegations that defendants made false statements in JNI’s public offering of common stock in October 2000. In March 2003, the court dismissed the action with prejudice. In April 2004, plaintiffs filed a notice of appeal. The appeal has been fully briefed and the case was orally argued on

December 7, 2005. On May 12, 2006, the Ninth Circuit Court of Appeals issued an order affirming the March

2003 order dismissing plaintiffs’ complaint, but remanding back to the district court to consider whether to allow plaintiffs to file another amended complaint or to articulate specific reasons why an amendment should not be allowed. On August 24, 2006, the district court issued an order reaffirming its dismissal with prejudice. The time for plaintiffs to appeal that ruling passed without a notice of appeal being filed, thus resulting in a final judgment in the defendants’ favor.

In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

January 2004, the plaintiff filed a notice of appeal. A motion to dismiss the appeal was filed by the defendants on the grounds that the plaintiff had lost standing because he no longer owned JNI shares. In October 2005, the court dismissed the appeal, finding the plaintiff had no standing to maintain the lawsuit. The California Supreme Court granted review of the Court of Appeal’s decision on January 4, 2006. On April 4, 2006, plaintiff filed his opening brief. The company filed its answer brief on May 26, 2006. Plaintiff’s reply brief was filed on August 17, 2006. No date has been set for a hearing on this appeal.

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

In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the issuer defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. The Court has granted its preliminary approval of settlement subject to defendants’ agreement to modify certain provisions of the settlement agreements regarding contractual indemnification. JNI has accepted the Court’s proposed modifications. The court held a hearing for final approval of the settlement on April 24, 2006 and took the issue under submission. The court did not indicate when it will render its decision.

Derivative Litigation:

Various current and former directors and officers of Applied Micro Circuits Corporation have been named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Applied Micro Circuits Derivative Litigation (N.D. Cal.) (The “Federal Action”); and three substantially similar consolidated stockholder derivative actions filed in California state court, captioned In re Applied Micro Circuits Corporation Shareholder Derivative Litigation (Santa Clara County Superior Court) (the “State Action”). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2005. Both actions assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, imposition of a constructive trust over the option contracts, and violations of Section 25402 of the California Corporations Code. The Federal Action also alleges that the defendants violated Section 14(a) of the Securities Exchange Act of 1934 and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Exchange Act. Both Actions seek to recover unspecified money damages against the individual defendants on behalf of Applied Micro Circuits Corporation, restitution, rescission of the option contracts, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is currently sought.

Regulatory Proceedings

On June 8, 2006, the Company received a request from the Securities and Exchange Commission (“SEC”) to produce voluntarily certain documents concerning our historical stock option grant practices. The Company produced responsive documents and indicated its intent to cooperate fully with the SEC’s investigation.

On June 27, 2006, the Company announced in a press release that it had received a Grand Jury subpoena from the U.S. Attorney’s Office for the Northern District of California relating to its historical stock option practices and that a parallel investigation had been initiated by the U.S. Attorney’s Office for the Southern

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

District of California. The U.S. Attorney’s Office for the Northern District of California subsequently deferred the criminal investigation to the Southern District of California and withdrew its Grand Jury subpoena. On July 28, 2006, the U.S. Attorney’s Office for the Southern District of California served the Company with a Grand Jury subpoena substantially similar to the subpoena previously issued by the Northern District of California.

14.	Related Party Transactions

Prior to the fiscal year ended March 31, 2006 from time to time the Company chartered an aircraft for business travel from an aircraft charter company, which managed an aircraft owned by a company that AMCC’s former chief executive officer controlled. The Company expensed a total of zero, $(0.1) million, and $0.8 million for such charters during the years ended March 31, 2006, 2005, and 2004, respectively. These amounts were within the limits on such expenses approved by the Board of Directors.

15.	Quarterly Information (unaudited)

The following table sets forth consolidated statements of operations data for each of our last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In our opinion, this quarterly information reflects all adjustments necessary for a fair presentation of the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2006				Fiscal Year 2005
	Q1(1)	Q2(2)	Q3(3)	Q4(4)	Q1(5)	Q2(6)	Q3(7)	Q4(8)
	(in thousands, except per share data)
Net revenues	$64,673	$64,935	$65,243	$66,993	$67,402	$61,069	$61,081	$64,204
Cost of revenues	30,833	31,093	30,017	30,449	31,492	31,529	30,159	30,073

Gross profit	33,840	33,842	35,226	36,544	35,910	29,540	30,922	34,131
Total operating expenses	41,272	43,628	40,897	178,536	62,680	52,389	115,068	43,577

Operating loss	(7,432)	(9,786)	(5,671)	(141,992)	(26,770)	(22,849)	(84,146)	(9,446)
Interest and other income	3,404	3,537	4,940	3,992	5,281	4,530	4,780	4,108

Loss before income taxes	(4,028)	(6,249)	(731)	(138,000)	(21,489)	(18,319)	(79,366)	(5,338)
Income tax expense (benefit)	176	175	(1,315)	328	335	—	2,526	—

Net income (loss)	$(4,204)	$(6,424)	$584	$(138,328)	$(21,824)	$(18,319)	$(81,892)	$(5,338)

Diluted net income (loss) per share	$(0.01)	$(0.02)	$0.00	$(0.47)	$(0.07)	$(0.06)	$(0.27)	$(0.02)

Shares used in calculating diluted net income (loss) per share	306,327	305,476	299,049	294,442	311,519	310,128	307,729	308,448

(1)	The consolidated operating results for the first quarter of fiscal 2006 include a $1.5 million charge for stock based compensation expense related to the purchases of JNI and 3ware, Inc.
(2)	The consolidated operating results for the second quarter of fiscal 2006 includes a $3.6 million restructuring charge.
(3)	The consolidated operating results for the third quarter of fiscal 2006 include a $1.3 million restructuring charge, and a $1.3 million tax benefit.
(4)	The consolidated operating results for the fourth quarter of fiscal 2006 include a $7.7 million restructuring charge and a $131.2 million charge for the impairment of goodwill.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(5)	The consolidated operating results for the first quarter of fiscal 2005 include a $13.4 million charge for in-process research and development expenses related to the purchases of 3ware, Inc. and the embedded product business.
(6)	The consolidated operating results for the second quarter of fiscal 2005 includes a $0.3 million restructuring charge.
(7)	The consolidated operating results for the third quarter of fiscal 2005 include a $27.3 million charge for purchase intangible assets impairments, $8.1 million restructuring charge, and a $28.9 million charge for the settlement of litigation
(8)	The consolidated operating results for the fourth quarter of fiscal 2005 include a $1.2 million restructuring charge and a $0.4 million charge for the settlement of litigation.

16.	Subsequent Events

On April 14, 2006, the Company filed a definitive proxy statement with the Securities and Exchange Commission relating to a special stockholder meeting to be held on May 31, 2006. The purpose of the meeting was to approve a proposed exchange of certain stock options for a reduced number of restricted stock units and to approve the amendment and restatement of the Company’s 1992 Stock Option Plan, thereafter to be referred to as the 1992 Equity Incentive Plan. The stock option exchange program would have permitted eligible employees to exchange stock options with exercise prices equal to or greater than $4.90 per share for a reduced number or restricted stock units to be granted under the Company’s 2000 Equity Incentive Plan. Assuming 100% participation in the exchange program, 15.0 million shares would have been surrendered and cancelled, while approximately 2.6 million restricted stock units would have been issued, resulting in a net reduction of approximately 12.4 million shares. On November 15, 2006, the Company announced that the special meeting had been cancelled.

Acquisition of Quake Technologies, Inc.

On August 25, 2006, the Company acquired Quake Technologies, Inc. (“Quake”), a Delaware corporation, for $81.2 million in cash including merger costs. Of the amount paid, $12.0 million will be placed in escrow for at least one year in order to secure the indemnification obligations of Quake to the Company. In addition, the Company assumed unvested stock options covering 1.7 million shares of the Company’s common stock that had a fair value of $3.5 million in accordance with SFAS 123(R). The fair value of the unvested options was calculated using a Black-Scholes method and will be recorded as stock-based compensation over the requisite service period.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the acquisition, the Company conducted a valuation of the intangible assets acquired in order to allocate the purchase price in accordance with FASB Statement of Financial Accounting Standards No. 141 (“SFAS 141”), Business Combinations. In accordance with SFAS 141, the Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the identifiable intangible assets. The Company recorded a one-time charge of $13.3 million for purchased in-process research and development (“IPR&D”) expense. The amounts allocated to IPR&D were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. The purchase price in the transaction was preliminarily allocated as follows (in thousands):

Net tangible assets	$8,411
Purchased inventory fair market value	2,395
Existing technology	11,500
In-process research and development	13,300
Patents/trademarks	3,200
Customer relationships/backlog	2,800
Goodwill	39,597

$81,203

The total consideration issued in the acquisition was as follows (in thousands):

Cash	$80,003
Merger costs	1,200

Total consideration paid	$81,203

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisition on the Company’s results of operations.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance At End Of Period
	(in thousands)
Year ended March 31, 2006:
Allowance for doubtful accounts	$1,784	$—	$—		$430	(3)	$1,354

Year ended March 31, 2005:
Allowance for doubtful accounts	$1,710	$—	$74	(2)	$—		$1,784

Year ended March 31, 2004:
Allowance for doubtful accounts	$1,330	$—	$392	(1)	$12		$1,710

(1)	Assumed through purchase acquisitions.
(2)	Recovery of amounts written off.
(3)	Reserve adjustment.