Form 10-Q
period 2006-06-30
APPLIED MICRO CIRCUITS CORP
filed 2007-01-10
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of December 31, 2006, 281,826,071 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$88,708	$49,125
Short-term investments-available-for-sale	247,402	286,540
Accounts receivable	31,103	26,324
Inventories	26,333	24,941
Other current assets	14,918	12,618

Total current assets	408,464	399,548
Property and equipment, net	33,394	36,127
Goodwill and purchased intangibles, net	376,333	381,066
Other assets	9,066	8,685

Total assets	$827,257	$825,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$28,729	$24,656
Accrued payroll and related expenses	9,893	7,409
Other accrued liabilities	24,809	27,017
Deferred revenue	3,599	3,536

Total current liabilities	67,030	62,618
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at June 30, 2006 and March 31, 2006 Issued and outstanding shares—283,235 at June 30, 2006 and 295,440 at March 31, 2006	2,832	2,954
Additional paid-in capital	5,943,581	5,945,555
Deferred compensation, net	—	(2,087)
Accumulated other comprehensive loss	(13,122)	(11,367)
Accumulated deficit	(5,173,064)	(5,172,247)

Total stockholders’ equity	760,227	762,808

Total liabilities and stockholders’ equity	$827,257	$825,426

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30,
	2006	2005
Net revenues	$69,679	$64,673
Cost of revenues	31,528	30,833

Gross profit	38,151	33,840
Operating expenses:
Research and development	22,839	23,670
Selling, general and administrative	17,000	16,335
Amortization of purchased intangible assets	1,107	1,267
Restructuring charges	1,247	—

Total operating expenses	42,193	41,272

Operating loss	(4,042)	(7,432)
Interest income, net	3,341	3,589
Other income (expense), net	24	(185)

Loss before income taxes	(677)	(4,028)
Income tax expense	140	176

Net loss	$(817)	$(4,204)

Basic and diluted net loss per share:
Net loss per share	$0.00	$(0.01)

Shares used in calculating basic and diluted net loss per share	291,178	306,327

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2006	2005
Operating activities:
Net loss	$(817)	$(4,204)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	2,473	3,672
Amortization of purchased intangibles	4,733	6,463
Stock-based compensation expense:
Stock options	2,499	1,507
Restricted stock units	12	—
Non-cash restructuring charges	558	—
Net gain on disposals of property and equipment	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(4,779)	4,907
Inventories	(1,392)	1,615
Other assets	(1,379)	35,757
Accounts payable	4,073	(4,269)
Accrued payroll and other accrued liabilities	276	(66,798)
Deferred revenue	63	(658)

Net cash provided by (used in) operating activities	6,320	(22,012)

Investing activities:
Proceeds from sales and maturities of short-term investments	137,354	438,359
Purchases of short-term investments	(99,747)	(433,116)
Purchase of property, equipment and other assets	(1,736)	(3,936)
Proceeds from sale of property, equipment and other assets	—	61

Net cash provided by investing activities	35,871	1,368

Financing activities:
Proceeds from issuance of common stock	239	28
Repurchase of common stock	(20,137)	—
Funding of structured stock repurchase programs	—	(21,500)
Funds received from structured stock repurchases, including gains	17,379	—
Payments on capital lease obligations	—	(27)
Other	(89)	(207)

Net cash used in financing activities	(2,608)	(21,706)

Net increase (decrease) in cash and cash equivalents	39,583	(42,350)
Cash and cash equivalents at beginning of period	49,125	75,396

Cash and cash equivalents at end of period	$88,708	$33,046

Supplementary cash flow disclosure:
Cash paid for:
Interest	$—	$19
Income taxes	$210	$149

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Applied Micro Circuits Corporation (“AMCC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring accruals), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in net revenues and operating results and these fluctuations could continue.

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended March 31, 2006.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to inventory valuation and warranty liabilities, which affects its cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects its amortization and impairments of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects its income tax expense and benefit. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment. Under SFAS 123(R), the estimated fair value of share-based payments is measured at the grant date and is recognized as stock-based compensation expense over the employee’s requisite service period. The Company adopted the provisions of SFAS 123(R) on April 1, 2006 using the modified prospective method, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply both to new stock-based awards issued beginning April 1, 2006 and to awards that were already outstanding on April 1, 2006, but are subsequently modified or cancelled. The estimated fair value of new stock-based awards is recognized as stock-based compensation over the requisite service period associated with the award. For awards already outstanding at April 1, 2006, the estimated stock-based compensation will be recognized over the remaining service period using the compensation cost calculated for pro forma purposes under FASB Statement of Financial Accounting Standards No. 123 (“SFAS 123”) Accounting for Stock-Based Compensation.

As a result of the adoption of SFAS 123(R), the Company recorded $2.5 million of stock-based compensation expense in the first quarter of fiscal 2007. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of its net deferred tax assets and its net operating loss carryforwards.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based payment awards to employees and non-employee directors in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, and had adopted the disclosure-only alternative of SFAS 123 and FASB Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. The Company recorded deferred compensation in connection with stock options assumed in acquisitions, with exercise prices less than the fair market value of the common stock on the date of assumption. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods. In accordance with the provisions of SFAS 123(R), all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid in capital.

Derivative Financial Instruments

The Company uses foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. At June 30, 2006, the Company did not have any foreign exchange contracts outstanding. The Company accounts for derivatives pursuant to FASB Statement of Financial Accounting Standards No. 133, (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges, are immediately recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings.

Segments of a Business Enterprise

FASB Statement of Financial Accounting Standards No. 131 (“SFAS 131”), Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

Under SFAS 131, two or more operating segments may be aggregated into a single reportable operating segment for financial reporting purposes if aggregation is consistent with the objective and basic principles of SFAS 131, if the segments have similar economic characteristics, and if the segments are similar in each of the following areas:

•	the nature of products and services;

•	the nature of the production processes;

•	the type or class of customer for their products and services; and

•	the methods used to distribute their products or provide their services.

Although the Company had three operating segments at June 30, 2006, the Company met each of the criteria set forth in SFAS 131 and the three operating segments as of June 30, 2006 share similar economic characteristics, therefore, the Company aggregates its results of operations into one reportable operating segment, communications.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	June 30, 2006	March 31, 2006
Accounts receivable	$32,561	$27,678
Less: allowance for doubtful accounts	(1,458)	(1,354)

	$31,103	$26,324

Inventories (in thousands):

	June 30, 2006	March 31, 2006
Finished goods	$14,447	$17,883
Work in process	8,058	5,277
Raw materials	3,828	1,781

	$26,333	$24,941

Other current assets (in thousands):

	June 30, 2006	March 31, 2006
Deposits	$966	$933
Prepaid expenses	10,700	8,882
Interest receivable	1,246	1,630
Other	2,006	1,173

	$14,918	$12,618

Property and equipment (in thousands):

	Useful Life	June 30, 2006	March 31, 2006
	(in years)
Machinery and equipment	5-7	$42,354	$41,634
Leasehold improvements	1-15	9,632	11,225
Computers, office furniture and equipment	3-7	75,659	74,760
Buildings	31.5	5,860	5,860
Land	N/A	12,202	12,202

		145,707	145,681
Less: accumulated depreciation and amortization		(112,313)	(109,554)

		$33,394	$36,127

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	June 30, 2006			March 31, 2006
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,401,662	$(4,105,402)	$296,260	$4,401,662	$(4,105,402)	$296,260
Developed technology	413,500	(352,300)	61,200	413,500	(348,675)	64,825
Backlog/customer relationships	3,600	(3,490)	110	3,600	(3,480)	120
Patents/core technology rights/tradename	59,200	(40,437)	18,763	59,200	(39,339)	19,861

	$4,877,962	$(4,501,629)	$376,333	$4,877,962	$(4,496,896)	$381,066

As of June 30, 2006, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal year 2007	$10,875	$3,322	$14,197
Fiscal year 2008	14,500	4,430	18,930
Fiscal year 2009	13,950	4,429	18,379
Fiscal year 2010	10,500	3,169	13,669
Fiscal year 2011	10,500	3,170	13,670
Thereafter	875	353	1,228

Total	$61,200	$18,873	$80,073

Other accrued liabilities (in thousands):

	June 30, 2006	March 31, 2006
Accrued warranty and excess purchase commitments	$5,196	$5,407
Current tax liabilities	1,107	1,177
Restructuring liabilities	6,113	7,644
Executive deferred compensation liability	3,448	3,294
Other	8,945	9,495

	$24,809	$27,017

Interest income, net (in thousands):

	Three Months Ended June 30,
	2006	2005
Interest income	$3,691	$3,962
Net realized loss on short-term investments	(350)	(354)
Interest expense	—	(19)

	$3,341	$3,589

Other income (expense), net (in thousands):

	Three Months Ended June 30,
	2006	2005
Foreign currency loss	$—	$(189)
Net gains on disposals of property and equipment	—	4
Other	24	—

	$24	$(185)

Net loss per share:

Net loss per share (basic) is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. Net loss per share (diluted) also includes any dilutive effects of stock options and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding stock options and restricted stock units. Additionally, the exercise of stock options and the vesting of restricted stock units results in a greater dilutive effect on net income per share. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Three Months Ended June 30,
	2006	2005
Net loss	$(817)	$(4,204)
Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	291,178	306,327
Less: Unvested common shares outstanding	—	—

Shares used in basic and diluted net loss per share computation	291,178	306,327

Basic and diluted net loss per share:
Basic and diluted net loss per share	$0.00	$(0.01)

Because the Company incurred losses for the three months ended June 30, 2006 and 2005, the effect of dilutive securities totaling 948,000 and 1.0 million equivalent shares for the three months ended June 30, 2006 and 2005, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

3. RESTRUCTURING CHARGES

Over the last several years, the Company has undertaken significant restructuring activities in an effort to reduce operating costs. A combined summary of the restructuring programs initiated by the Company is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2006	$5,830	$1,814	$—	$7,644
Charged to expense	500	189	558	1,247
Cash payments	(1,944)	(276)	—	(2,220)
Noncash charges	—	—	(558)	(558)

Liability, June 30, 2006	$4,386	$1,727	$—	$6,113

The following tables provide detailed activity related to the four most recent restructuring programs during the three months ended June 30, 2006 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
April 2003 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)

Liability, June 30, 2006	$—	$819	$—	$819

July 2005 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)

Liability, June 30, 2006	$—	$819	$—	$819

March 2006 Restructuring Program
Liability, March 31, 2006	$5,830	$—	$—	$5,830
Charged to expense	—	189	558	747
Cash payments	(1,763)	(100)	—	(1,863)
Noncash charge	—	—	(558)	(558)

Liability, June 30, 2006	$4,067	$89	$—	$4,156

June 2006 Restructuring Program
Charged to expense	$500	$—	$—	$500
Cash payments	(181)	—	—	(181)

Liability, June 30, 2006	$319	$—	$—	$319

In April 2003, the Company announced a restructuring program. The April 2003 restructuring program consisted of a workforce reduction of 185 employees, consolidation of excess facilities and fixed asset disposals. The Company recognized a total of $23.8 million in restructuring costs related to the program. The restructuring costs consisted of approximately $5.7 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write-off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit in November 2003 related to the reoccupation of a portion of a building in San Diego and an adjustment for overestimated severance to be paid.

In July 2005, the Company implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 40 employees, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring program, the Company recorded a charge of approximately $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of facilities. The Company anticipates saving approximately $4.0 million annually as a result of this restructuring program.

During the three months ended June 30, 2006, we recorded $0.7 million in additional restructuring charge for our March 2006 restructuring program and $0.5 million for our June 2006 restructuring program.

In March 2006, the Company communicated and began implementation of a plan to exit its operations in France and India and reorganize part of its manufacturing operations. The restructuring program included the elimination of approximately 68 employees. In fiscal 2006, the Company recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severances, $1.0 million for operating lease write-offs, and $0.6 million for asset impairments. For the three months ended June 30, 2006, the Company recorded an additional charge of approximately $0.7 million consisting of $0.1 million for excess lease liability, $0.1 million for operating lease commitments and $0.5 million for asset impairments. The Company estimates that it will record additional restructuring charges related to this program of up to $3.1 million in the remaining nine months of fiscal year 2007. These actions are not anticipated to affect revenues from current products. The Company anticipates saving approximately $9.0 million annually as a result of this restructuring program.

In June 2006, the Company implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. The restructuring program consisted of the elimination of approximately 20 employees. As a result of the June 2006 restructuring program, the Company recorded a charge of approximately $0.5 million, consisting of employee severances. The Company anticipates saving approximately $4.0 million annually as a result of this restructuring program.

4. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,
	2006	2005
Net loss	$(817)	$(4,204)
Change in net unrealized gain (loss) on short-term investments	(1,531)	3,572
Foreign currency translation adjustment	(225)	(207)

Comprehensive loss	$(2,573)	$(839)

5. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation allows for the issuance of up to 2.0 million shares of preferred stock in one or more series and permits the Company’s Board of Directors to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series so designated by the Board of Directors, without further vote or action by the stockholders.

Common Stock

At June 30, 2006, the Company had 630.0 million shares of common stock authorized for issuance. At June 30, 2006 and March 31, 2006, there were approximately 283.2 million shares and 295.4 million shares issued and outstanding, respectively.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 19.2 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At June 30, 2006, approximately 10.0 million shares had been issued under this plan and approximately 9.2 million shares were available for future issuance.

Stock Repurchase Program

On August 12, 2004, the Company’s board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the three months ended June 30, 2006, the Company repurchased 6.2 million shares on the open market at a weighted average price of $3.23 per share. From the time the program was first implemented through June 30, 2006, the Company repurchased 15.6 million shares on the open market at a weighted average price of $3.01 per share. At June 30, 2006, $90.5 million remained available to repurchase shares under the stock repurchase program.

The Company also utilizes structured stock repurchase agreements consisting of prepaid written put options on the Company’s common stock. The Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-determined price, the Company will have its investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the inception of the agreement. Any cash received, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in FASB Emerging Issues Task Force Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

During the three months ended June 30, 2006, the Company received $17.4 million in cash and 6.2 million shares of its common stock from open structured stock repurchase programs. At June 30, 2006, one structured stock repurchase agreement totaling $5.0 million had settled for 1.5 million shares; however, the shares were not received or retired until July 2006. From the time of the stock repurchase program inception through June 30, 2006, the Company entered into structured stock repurchase agreements totaling $164.5 million. Upon settlement of these underlying agreements, the Company received $105.9 million in cash and 21.4 million shares of its common stock at an effective purchase price of $2.50 per share.

The table below is a summary of the Company’s repurchase program share activity for the three months ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended June 30,
	2006	2005
Open market repurchases:
Aggregate repurchase price	$20,137	$—
Repurchased shares	6,242	—

Average price per share	$3.23	$—

Structured agreements:
Shares acquired in settlement	6,156	—

Average price per share	$3.25	$—

Total shares acquired by repurchase or in settlement	12,398	—

Average price per share	$3.24	$—

Stock Options

The Company has in effect several stock option plans under which stock options have been granted to employees and non-employee directors. Certain of these plans allow the grant of restricted stock units. The option plans include two stockholder-approved plans (the 1992 Stock Option Plan and 1997 Directors’ Stock

Option Plan) and four plans not approved by stockholders (the 2000 Equity Incentive Plan, Cimaron’s 1998 Stock Incentive Plan assumed in the fiscal 1999 merger, and JNI’s 1997 and 1999 Stock Option Plans assumed in the fiscal 2004 merger). Certain other outstanding options were assumed through the Company’s various acquisitions.

The Board of Directors has delegated administration of these plans to the Compensation Committee, which generally determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans expire not more than ten years from the date of grant and are generally exercisable upon vesting. Vesting generally occurs over four years. In fiscal 2006, stock options covering 5.1 million shares were granted with a 2.5-year vesting schedule. New hire grants generally vest and become exercisable at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant.

In connection with its annual review of officer compensation in April 2006, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. There are two types of performance options. The first type vests in 48 equal monthly installments beginning one month after the grant date; provided, however, if the Company achieves specific stretch goals under its fiscal 2007 operating plan, the vesting of the option will accelerate such that the option will be fully exercisable at the end of two years instead of four years. The second type becomes exercisable only if the Company achieves specific revenue and non-GAAP pre-tax profit targets in any fiscal quarter before fiscal 2010.

Restricted Stock Units

In addition, the Company grants restricted stock units pursuant to its 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires and non-employee members of the Board of Directors. Restricted stock units are share awards that upon vesting entitle the holder to receive shares of the Company’s common stock. Generally, restricted stock units vest ratably on a quarterly basis over 16 quarters from the date of grant.

Combined plan incentive information

Option activity under the Company’s stock incentive plans in the three months ended June 30, 2006 is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at the beginning of the period	54,096	$5.82	—
Granted and assumed	4,540	3.71	—
Exercises	(193)	1.24	—
Cancellations	(2,533)	6.15	—

Outstanding at the end of the period	55,910	$5.65	6.00

Vested at the end of the period	42,947	$6.38	5.48

The total pretax intrinsic value of options exercised during the three months ended June 30, 2006 was $63,000. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2006 were as follows (in thousands, except exercise prices and years):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value
$ 0.05 - $ 2.98	9,160	$2.50	$3,450	5.97	4,154	$2.24	$2,666
2.99 - 3.60	9,302	3.37	—	8.41	5,418	3.43	—
3.61 - 5.65	15,182	4.47	—	7.06	11,109	4.73	—
5.66 - 6.54	17,931	6.47	—	4.30	17,931	6.47	—
6.55 - 23.75	3,877	15.42	—	4.29	3,877	15.42	—
23.76 - 87.24	458	39.23	—	3.91	458	39.23	—

$ 0.05 - $87.24	55,910	$5.65	$3,450	6.00	42,947	$6.38	$2,666

The aggregate pretax intrinsic values in the preceding table were calculated based on the closing price of the Company’s common stock of $2.73 on June 30, 2006.

Restricted stock unit activity under the 2000 Equity Incentive Plan in the three months ended June 30, 2006 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Balance at beginning of period	—	$—	—
Granted during the period	125	3.20	—
Cancelled during the period	(6)	3.20	—
Vested during the period	—	—	—

Balance at end of period	119	$3.20	3.88

Based on the closing price of the Company’s common stock of $2.73 on June 30, 2006, the total pretax intrinsic value of all outstanding restricted stock units on that date was $325,000.

6. STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted SFAS 123(R), using the modified prospective method. This method does not require a revision of prior period for comparative purposes. No change to the value of the awards granted prior to the adoption of SFAS 123(R) is required. However, awards granted and still unvested on the date of adoption will be attributed to expense under SFAS 123(R), including the application of the forfeiture rate on a prospective basis. The Company’s Consolidated Financial Statements as of and for the quarter ended June 30, 2006 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the quarter ended June 30, 2006 was $2.5 million.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and non-employee directors using the intrinsic value method in accordance with APB 25 as permitted under SFAS 123. Under SFAS 123, stock-based compensation expense had been disclosed but not recognized in the Company’s Consolidated Statement of Operations. In the Company’s pro forma disclosure required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company will continue to use the Black-Scholes model to value stock-based compensation. This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the quarter ended June 30, 2006, which is allocated as follows (in thousands, except per share data):

Three Months Ended June 30, 2006
Stock-based compensation expense by type of awards
Stock options	$2,499
Restricted stock units	12

Total stock-based compensation expense	$2,511

Effect on basic and diluted net loss per share:	$(0.01)

The fair value of the options is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Stock Options Three Months Ended June 30,
	2006	2005
Expected life (in years)	4.1	4.0
Volatility	54.9%	56.0%
Risk-free interest rate	4.9%	3.8%
Dividend yield	—%	—%
Weighted average fair value per share	$1.69	$1.36

Compensation Amortization Period. All stock-based compensation is amortized over the requisite service period of the awards, which is generally the same as the vesting period of the awards. For all stock options, the Company amortizes the fair value on a straight-line basis over the service periods.

Expected Term or Life. The expected term or life of stock options granted represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. To calculate the expected term, the Company assumes that unexercised stock options would be exercised at the midpoint of the valuation date of its analysis and the full contractual term of the option.

Expected Volatility. Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. The Company estimates the expected volatility of its stock options at their grant date by equally weighting the historical volatility and the implied volatility of its stock. The historical volatility is calculated using the weekly stock price of its stock over a recent historical period equal to its expected term. The implied volatility is calculated from the implied market volatility of exchange-traded call options on its common stock.

Risk-Free Interest Rate. The risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term.

Expected Dividends. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero percent in valuation models.

Expected Forfeitures. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the first quarter of fiscal 2007 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 5.73% for all stock options granted in fiscal 2007 based upon the average of expected forfeitures data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

Three Months Ended June 30, 2006
Stock-based compensation included in operating expenses:
Cost of revenues	$133
Research and development	1,069
Selling, general and administrative	1,309

Total stock-based compensation expense	$2,511

The weighted average fair value per share of the restricted stock units awarded in the three months ended June 30, 2006 was $3.20, calculated based on the fair market value of the Company’s common stock on the respective grant dates.

The adoption of SFAS 123(R) will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed through fiscal 2011 related to unvested share-based payment awards at June 30, 2006 is $18.8 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.9 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net loss and net loss per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three months ended June 30, 2005 (in thousands, except per share data):

Three Months Ended June 30, 2005

Net loss—as reported	$(4,204)
Plus: Reported stock-based compensation	1,507
Less: Fair value stock-based compensation	(11,184)

Net loss—pro forma	$(13,881)

Reported basic and diluted net loss per share	$(0.01)

Pro forma basic and diluted net loss per share	$(0.05)

7. CONTINGENCIES

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

8. STOCK-BASED COMPENSATION RESTATEMENT

The Company began a voluntary inquiry into its stock option granting practices at the beginning of May 2006 in response to reported issues within the industry regarding potential stock option backdating. The scope of the investigation was extensive, and included the review of stock option grants during the period commencing with the Company’s initial public offering on November 25, 1997 through March 2006. The Audit Committee, through its outside consultants, reviewed and tested approximately 240 executive level grants, approximately 13,500 non-executive level grants, and approximately 50 director grants which included every grant to every individual since the date of the Company’s initial public offering.

As a result of this investigation the company concluded that it should have used different measurement dates in accordance with APB 25 for certain stock option grants during fiscal years 1998 through 2002. Utilizing the revised measurement dates, the Company has calculated its aggregate incremental stock-based compensation cost for all affected periods to be approximately $95.2 million before tax benefits of $20.9 million for a net amount of $74.3 million. This restatement affected the Company’s financial statements for the fiscal years 1999 through 2004. No revenues or cash related items were affected in any of those years. Because the Company’s statement of operations for those years is not included in this report, please see our annual report on Form 10-K for the fiscal year ended March 31, 2006 for additional details on the restatement and a year-by-year reconciliation of the corrections.

9. SUBSEQUENT EVENT

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2006 and 2005. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part II, Item 1A, “Risk Factors” in this report. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC in which we report our financial condition and results for the quarter and fiscal year-to-date. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

OVERVIEW

We are a global leader in semiconductors and printed circuit board assemblies (“PCBAs”) for the communications and storage markets. We design, develop, market and support high-performance integrated circuits (“ICs”) and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs, for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, and gateways, metro transport platforms and core switches and routers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity serial advanced technology attachment (“SATA”) redundant array of integrated disks (“RAID”) controllers for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage (“NAS”), video, and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Net Revenue. We generate revenues primarily through sales of our IC products, embedded processors and PCBAs to original equipment manufacturers (“OEMs”), such as Alcatel, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Lucent, Ericsson, NEC, Nortel, Siemens, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market we generate revenues primarily through sales of our SATA RAID controllers to our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, value added resellers (“VARs”), systems integrators and retail consumers.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and

•	general economic and market conditions in the semiconductor industry and communications markets.

For these and other reasons, our net revenue and results of operations for the three months ended June 30, 2006 and 2005 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	2006	2005
Avnet	25%	16%
Solectron	11%	*

*	Less than 10% of total net revenues for period indicated.

On July 5, 2005, Avnet acquired Insight Electronics. For purposes of the table above, the shipments to Insight Electronics and Avnet were retroactively combined for all periods presented.

Looking through product shipments to distributors and subcontractors to the end customers, to the best of our knowledge, net revenues to end customers that exceeded 10% of total net revenues for the three months ended June 30, 2006 and 2005 were as follows:

	Three Months Ended June 30,
	2006	2005
Nortel Networks	14%	12%

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future.

Net revenues by geographic region were as follows (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$26,957	38.7%	$31,335	48.5%
Other North America	10,188	14.6	6,349	9.8
Europe and Israel	11,915	17.1	12,543	19.4
Asia	20,081	28.8	14,310	22.1
Other	538	0.8	136	0.2

	$69,679	100.0%	$64,673	100.0%

All of our revenue to date has been denominated in U.S. dollars.

Net Loss. For the three months ended June 30, 2006, our net loss was approximately $0.8 million as compared to a net loss of $4.2 million for the three months ended June 30, 2005, a decrease of $3.4 million. This decrease in our net loss was primarily the result of an increase of net revenues of $5.0 million offset by an increase in cost of revenues of $0.7 million and a $1.2 million restructuring charge resulting from charges related to the reduction in workforce at our Cary, North Carolina, facilities and additional write-offs related to our March 2006 restructuring program.

Our net loss has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	amortization of purchased intangibles;

•	goodwill impairment charges;

•	restructuring expenses (benefits); and

•	income tax expenses (benefits).

Since the start of fiscal 2004, we have invested a total of approximately $344.1 million (excluding stock compensation) in the research and development of new products, including higher-speed, lower-power and lower cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. We have not generated significant revenues from products developed during this time because for most of the products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development and qualification. In addition, the downturn in the telecommunications market has severely impacted our customers and has resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced and, as a result of restructuring activities, we discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

Over the last several years, we have undertaken significant restructuring activities in an effort to reduce operating costs. In addition, in an effort to diversify our customer base and markets that we serve, we have also made several acquisitions. In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line, or the PRS Business, for approximately $51.0 million in cash to complement our existing communications products portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI Corporation, a provider of Fibre Channel hardware and software products for storage networks, for approximately $196.4 million in cash. In April 2004, we completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions, for a purchase price of approximately $145.0 million in cash. In May 2004 and December 2004, we acquired intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC standard products for approximately $232.0 million in cash. The PowerPC 400 series product line targets Internet, communication, data storage, consumer and imaging applications. In August 2006, we acquired Quake for $81.2 million in cash. Quake is a leader in 10 Gigabit Ethernet physical layer technologies.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our amortization and impairments of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for stock based compensation, revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debts. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, reducing our future demand estimate to six months could increase our current reserve balance by approximately $6.1 million as of June 30, 2006. Alternatively, increasing our future demand forecast to 18 months could reduce our exposure by approximately $46,000 as of June 30, 2006. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure and changes to master purchase agreements with our larger customers. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce our gross margins. Additional change to negotiated master purchase agreements could result in increased warranty reserves and unfavorably impact present and future gross margins.

Goodwill and Intangible Asset Valuation

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method and the market comparison approach. These methods require significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

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

Stock-Based Compensation Expense for Fiscal 2007 and Thereafter

Effective April 1, 2006 we adopted SFAS 123 (revised 2004), Share-Based Payment, or SFAS 123(R). SFAS 123(R) requires the cost of all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recorded in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R), but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as the model does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at their grant date, placing equal weighting on the historical volatility and the implied volatility of our stock. The expected life of the awards is based on the assumption that unexercised options will be exercised at the midpoint of our valuation date and the full contractual life of the option. The risk-free interest rate assumption is based on the implied yield on zero-coupon government issues with a remaining term equal to the expected term of the stock options. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recorded in our financial statements in fiscal 2007 and thereafter will be based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures based on historical experience and standard probabilities of employee turnover. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the pro forma number impact of SFAS 123 described in Note 6 of our Notes to Consolidated Financial Statements under SFAS 123.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements as well as SAB 104, Revenue Recognition. These pronouncements require that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns, competitive pricing programs and marketing development programs. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA shipping point. If actual returns or pricing adjustments exceed our estimates, we would record additional reductions to revenue.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three months ended June 30, 2006 were approximately $69.7 million, representing an increase of 7.7% from the net revenues of approximately $64.7 million for the three months ended June 30, 2005. We classified our revenues into three categories based on markets that the underlying products serve. The categories were integrated communication products (“ICP”), storage and other. We use this information to analyze the performance and success in these markets. The increase in total net revenues was primarily attributable to an increase in our ICP revenues, offset by decreases in our storage and other revenues. See the following tables (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
ICP	$55,994	80.4%	$49,266	76.2%	$6,728	13.7%
Storage	12,230	17.5	13,383	20.7	(1,153)	(8.6)
Other	1,455	2.1	2,024	3.1	(569)	(28.1)

	$69,679	100.0%	$64,673	100.0%	$5,006	7.7

The ICP revenue increased largely due to an increase in the volume of our ICP products and in particular, an increase in sales of our new embedded products. For the three months ended June 30, 2006, storage revenues declined sequentially primarily because of transitions in our European channel as well as the overall Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) or lead-free transition in Europe. We will continue to see our Other revenue decline as we focus our efforts on new product development.

As a result of our efforts to reduce ongoing operating expenses, we have focused our product development efforts on higher growth opportunities (“focus” products) and defocused our product development efforts away from certain legacy product (“nonfocus” products). Product areas we have focused on are products that process, transport and store information. Our process technology products focus on utilizing our sixth generation of network processor cores and our Power Architecture portfolio to meet the needs of the converged internet protocol (“IP”) Ethernet network while the transport technology products focus on Metro Ethernet, Triple Play access technologies and error correction solutions. The storage technology products address the needs of mass storage based on high performance sequential input/output (“I/O”). The nonfocus product areas are our legacy switching products, application-specific integrated circuits (“ASICs”), Fibre Channel host bus adapters (“HBAs”), storage area network (“SAN”) ICs, pointer processors, and legacy framers. We expect the revenues from our nonfocus products to continue to decline in the future. The following table illustrates revenue from our focus and nonfocus areas (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Focus	$57,396	82.4%	$48,066	74.3%	$9,330	19.4%
Nonfocus	12,283	17.6	16,607	25.7	(4,324)	(26.0)

	$69,679	100.0%	$64,673	100%	$5,006	7.7

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2006 and June 30, 2005 (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Net revenues	$69,679	100.0%	$64,673	100.0%	$5,006	7.7%
Cost of revenues	31,528	45.2	30,833	47.7	695	2.3

Gross profit	$38,151	54.8%	$33,840	52.3%	$4,311	12.7

The increase in gross profit for the three months ended June 30, 2006 was primarily attributable to the increase in net revenues as well as a decrease of $1.6 million in amortization of purchased intangibles included in our cost of revenues.

The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2006 was $3.6 million, compared to $5.2 million for the three months ended June 30, 2005. Based on the amount of capitalized purchased intangible assets on the balance sheet as of June 30, 2006, we expect amortization expense for purchased intangibles charged to cost of revenues to be $14.5 million in fiscal 2007, $14.5 million in fiscal 2008, and $35.8 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Research and development	$22,839	32.8%	$23,670	36.6%	$(831)	(3.5)%
Selling, general and administrative	$17,000	24.4%	$16,335	25.3%	$665	4.1%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expenses of 3.5% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, was primarily due to lower payroll and related benefits expense of $1.9 million resulting from our workforce reductions offset by an increase of $0.7 million in software and intellectual property costs resulting from our expiring contracts and $0.4 million relating to stock based compensation. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative ICP and storage products. Currently, R&D expenses are focused on the development of ICP and storage products and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 4.1% for the three months ended June 30, 2006 compared to the three months ended June 30, 2005, was primarily due to a increase in professional and legal fees of $0.9 million as a result of our self-initiated review of the historical stock option granting policies, $0.5 million relating to stock based compensation and an increase in commission of $0.4 million as a result of higher revenues offset by a decrease in payroll of $0.5 million and facilities rents of $0.6 million resulting from our restructuring programs. We expect our professional and legal fees to continue at increased levels as we finalize our review of our stock option granting practices. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities, which expense is included in the table above, for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,
	2006(1)		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Research and development	$1,069	1.5%	$696	1.1%	$373	53.6%
Selling, general and administrative	1,310	1.9	785	1.2	525	66.9

	$2,379	3.4%	$1,481	2.3%	$898	60.6

(1)	The amounts included in the three months ended March 31, 2006 reflect the adoption of SFAS 123(R). In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Notes 1 and 6 of Notes to Unaudited Consolidated Financial Statements.

The adoption of SFAS 123(R) will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall liquidity. The amount of unearned stock-based compensation currently estimated to be expensed through fiscal 2011 related to unvested share-based payment awards at June 30, 2006 is $18.8 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.9 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

For the three months ended June 30, 2005, stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Stock-based compensation charges, including amounts charged to cost of revenues, were $1.5 million for the three months ended June 30, 2005.

Restructuring Charges. The following table presents restructuring charges for the three months ended June 30, 2006 and June 30, 2005 (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Restructuring charges	$1,247	1.8%	$—	—%	$1,247	—%

In April 2003, we announced a restructuring program that consisted of a workforce reduction of 185 employees, consolidation of excess facilities and fixed asset disposals. We recognized a total of $23.8 million restructuring cost related to the plan. The restructuring costs consisted of approximately $5.7 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit in November 2003 related to the reoccupation of a portion of a building in San Diego and an adjustment for overestimated severance to be paid.

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

During the three months ended June 30, 2006, we recorded $0.7 million in additional restructuring charge for our March 2006 restructuring program and $0.5 million for our June 2006 restructuring program.

In March 2006, we communicated and began implementation of a plan to exit operations in France and India and reorganize part of our manufacturing operations. The restructuring program included the elimination of approximately 68 employees. In fiscal year 2006, we recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severance, $1.0 million for operating leases write-offs, and $0.6 million for asset impairments in connection with this exit plan. For the three months ended June 30, 2006, we recorded an additional charge of approximately $0.7 million consisting of $0.1 million for operating leases write-offs, $0.1 million for operating lease commitments and $0.5 million for asset impairments. We estimate that we will record additional restructuring charges of up to $3.1 million in the remaining nine months of fiscal 2007. These actions are not anticipated to affect revenues from current products. We anticipate saving approximately $9.0 million annually as a result of this restructuring program.

In June 2006, we implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. The restructuring program consisted of the elimination of approximately 20 employees. As a result of the June 2006 restructuring, we recorded a charge of approximately $0.5 million, consisting of employee severances. We anticipate saving approximately $4.0 million annually, as a result of this restructuring program.

Interest and Other Income (Expense), net. The following table presents interest and other income (expense), net for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$3,341	4.8%	$3,589	5.5%	$(248)	(6.9)%
Other income (expense), net	$24	0.0%	$(185)	(0.3)%	$209	113.0%

Net Interest Income. Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease for the three months ended June 30, 2006 is primarily due to lower coupon interest from lower cash and short-term investment balances.

Other Income (Expense), net. Other income (expense) for the three months ended June 30, 2006 includes income from subleased property and for the three months ended June 30, 2005 includes realized losses on foreign currency hedges and net gains on disposals of property and equipment.

Income Taxes. The following table presents our income tax expense for the three months ended June 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended June 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Income tax expense	$140	0.2%	$176	0.3%	$(36)	(20.5)%

The federal statutory income tax rate was 35% for the three months ended June 30, 2006 and 2005. Our income tax expense in fiscal 2007 and 2006 primarily reflects estimated foreign taxes and alternative minimum taxes.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2006, our principal source of liquidity consisted of $336.1 million in cash, cash equivalents and short-term investments. Working capital as of June 30, 2006 was $341.4 million. Total cash, cash equivalents, and short-term investments increased by $0.4 million during the three months ended June 30, 2006 primarily as a result of funds provided from operating activities offset by net cash used to purchase property, equipment and other assets and to repurchase our common stock on the open market. At June 30, 2006, we had contractual obligations not included on our balance sheet totaling $78.0 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the three months ended June 30, 2006, we generated $6.3 million of cash from our operations compared to using $22.0 million from our operations in the three months ended June 30, 2005. Our net loss of $0.8 million for the three months ended June 30, 2006 included $10.3 million of non-cash charges such as $2.5 million of depreciation, $4.7 million of amortization of purchased intangibles, $2.5 million of stock-based compensation charges recorded in accordance with SFAS 123(R) and $0.6 million in non-cash restructuring charges. The remaining change in operating cash flows for the three months ended June 30, 2006 primarily reflected increases in our accounts receivable, inventories, other assets, accounts payable, accrued payroll and other accrued liabilities, and deferred revenue. The increase in our accounts receivable balance is attributable primarily to the timing and collection of our receivables. The days sales outstanding was 35 days for the period ended March 31, 2006, compared to 42 days for the period ended June 30, 2006. The increase in our inventory balance is attributable primarily to serve our longer term inventory commitments. Net cash provided by operations for the three months ended June 30, 2005 primarily reflected our operating results before non-cash charges, as well as decreases in accounts receivable, inventories and other assets, offset by increases in accounts payable, accrued payroll and other accrued liabilities and deferred revenue.

We generated $35.9 million of cash from investing activities during the three months ended June 30, 2006, compared to generating $1.4 million during the three months ended June 30, 2005. The inflow of cash for the three months ended June 30, 2006 and 2005 primarily reflects proceeds from sales and maturities of short-term investments, offset by purchases of property, equipment and other assets.

We used $2.6 million of cash for the three months ended June 30, 2006 for financing activities compared to using $21.7 million for the three months ended June 30, 2005. The major financing use of cash was the open market repurchase of our stock offset by funds received from structured stock repurchase programs and the sales of common stock through employee stock options. The major financing use of cash for the three months ended June 30, 2005 was related to the funding of structured stock repurchase programs.

On August 25, 2006, we acquired Quake Technologies, Inc. (“Quake”). Under the terms of the Merger Agreement, we acquired Quake’s net tangible assets and intellectual property for $81.2 million in cash including merger costs. Of the amount paid, $12.0 million will be placed in escrow for at least one year in order to secure the indemnification obligation of Quake.

On August 12, 2004, our board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. During the three months ended June 30, 2006, we repurchased 6.2 million shares on the open market at a weighted average price of $3.23. From the time the program was first implemented through June 30, 2006, we repurchased on the open market 15.6 million shares at a weighted average price of $3.01 per share. At June 30, 2006, $90.5 million remained available to repurchase shares under the authorized program, as amended.

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

During the three months ended June 30, 2006, we received $17.4 million in cash and 6.2 million in shares from our open structured stock repurchase programs. At June 30, 2006, we had one structured stock repurchase agreement totaling $5.0 million which settled for 1.5 million shares; however, the shares were not received or retired until July 2006. From the time of the stock repurchase program inception through June 30, 2006, we entered into structured stock repurchase agreements totaling $164.5 million. Upon settlement of these underlying agreements, we received $105.9 million in cash and 21.4 million shares of our common stock at an effective purchase price of $2.50 per share.

The table below is a summary of our repurchase program share activity for the three months ended June 30, 2006 and 2005 (in thousands, except per share data):

	Three Months Ended June 30,
	2006	2005
Open market repurchases:
Aggregate repurchase price	$20,137	$—
Repurchased shares	6,242	—

Average price per share	$3.23	$—

Structured agreements:
Shares acquired in settlement	6,156	—

Average price per share	$3.25	$—

Total shares acquired by repurchase or in settlement	12,398	—

Average price per share	$3.24	$—

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

The following table summarizes our contractual obligations not included on the balance sheet as of June 30, 2006 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal years ended:

Nine months ending March 31, 2007	$12,757	$44,771	$57,528
2008	10,947	—	10,947
2009	6,991	—	6,991
2010	1,749	—	1,749
2011	748	—	748
Thereafter	25	—	25

Total	$33,217	$44,771	$77,988

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2006, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $247.4 million and a cost basis of $260.9 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short term investments held at June 30, 2006 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of June 30, 2006	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$262,752	$257,422	$252,494	$247,402	$242,793	$238,729	$234,691

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

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of June 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

There was no change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 7 of Notes to Consolidated Financial Statements, included in Part I, Item 1 of this Report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. Although we update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC, we have not changed these descriptions from the descriptions contained in our annual report on Form 10-K that we filed concurrently with this report. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment.

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

In December 2004, the Financial Accounting Standards Board issued revised Statement of Financial Accounting Standards (“SFAS”) 123, Share-Based Payment (“SFAS 123(R)”) which requires companies to expense employee stock options and other stock-based awards for financial reporting purposes. Pursuant to SFAS 123(R), in April 2006 we began valuing our employee stock option grants pursuant to an option valuation model, and then amortizing that value against our reported earnings over the vesting period in effect for those options.

Prior to our adoption of SFAS 123(R), we accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and utilized the disclosure-only alternative of SFAS 123 and SFAS 128, each of which was superseded by SFAS 123(R). The change in accounting treatment resulting from SFAS 123(R) will materially and adversely affect our reported results of operations as stock-based compensation expense is charged directly against our reported earnings. For an illustration of the effect of the new accounting treatment on our recent results of operations, see Note 1 of our Notes to Consolidated Financial Statements.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. At June 30, 2006, we had $376.3 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended June 30, 2006 (in thousands, except average price per share).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2006	—	$—	—	$130,657
May 1 – May 31, 2006 (1)	6,242	$3.23	6,242	$110,520
June 1 – June 30, 2006 (2)	6,156	$3.25	6,156	$90,520
Total shares repurchased	12,398	$3.24	12,398	$90,520

(1)	During the three months ended June 30, 2006, we repurchased 6.2 million shares on the open market at a weighted average price of $3.23.
(2)	During the three months ended June 30, 2006, we received $17.4 million in cash and 6.2 million in shares from open structured stock repurchase agreements. At June 30, 2006, we had one structured stock repurchase agreement totaling $5.0 million which settled for 1.5 million shares; however, the shares were not received or retired until July 2006.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 9, 2007

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)