Form 10-Q
period 2006-09-30
APPLIED MICRO CIRCUITS CORP
filed 2007-01-10
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of December 31, 2006, 281,826,071 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$36,936	$49,125
Short-term investments-available-for-sale	228,840	286,540
Accounts receivable	36,967	26,324
Inventories	34,128	24,941
Other current assets	14,436	12,618

Total current assets	351,307	399,548
Property and equipment, net	33,438	36,127
Goodwill and purchased intangibles, net	427,809	381,066
Other assets	9,716	8,685

Total assets	$822,270	$825,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$29,673	$24,656
Accrued payroll and related expenses	8,104	7,409
Other accrued liabilities	24,819	27,017
Deferred revenue	3,278	3,536

Total current liabilities	65,874	62,618
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at September 30, 2006 and March 31, 2006 Issued and outstanding shares—281,770 at September 30, 2006 and 295,440 at March 31, 2006	2,817	2,954
Additional paid-in capital	5,946,278	5,945,555
Deferred compensation, net	—	(2,087)
Accumulated other comprehensive loss	(5,746)	(11,367)
Accumulated deficit	(5,186,953)	(5,172,247)

Total stockholders’ equity	756,396	762,808

Total liabilities and stockholders’ equity	$822,270	$825,426

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net revenues	$76,364	$64,935	$146,043	$129,608
Cost of revenues	35,536	31,093	67,064	61,926

Gross profit	40,828	33,842	78,979	67,682
Operating expenses:
Research and development	24,853	23,835	47,692	47,505
Selling, general and administrative	17,312	15,127	34,312	31,462
Acquired in-process research and development	13,300	—	13,300	—
Amortization of purchased intangible assets	1,188	1,107	2,295	2,374
Restructuring charges	1,419	3,559	2,666	3,559

Total operating expenses	58,072	43,628	100,265	84,900

Operating loss	(17,244)	(9,786)	(21,286)	(17,218)
Interest income, net	3,254	3,884	6,595	7,473
Other income (expense), net	175	(347)	199	(532)

Loss before income taxes	(13,815)	(6,249)	(14,492)	(10,277)
Income tax expense	74	175	214	351

Net loss	$(13,889)	$(6,424)	$(14,706)	$(10,628)

Basic and diluted net loss per share:
Net loss per share	$(0.05)	$(0.02)	$(0.05)	$(0.03)

Shares used in calculating basic and diluted net loss per share	281,762	305,476	286,470	305,902

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended September 30,
	2006	2005
Operating activities:
Net loss	$(14,706)	$(10,628)
Adjustments to reconcile net loss to net cash provided from (used in) operating activities
Depreciation and amortization	4,678	7,039
Amortization of purchased intangibles	10,674	12,768
Acquired in-process research and development	13,300	—
Stock-based compensation expense
Stock options	5,153	2,985
Restricted stock units	36	—
Non-cash restructuring charges	1,977	2,156
Net gain on disposals of property and equipment	—	(4)
Changes in operating assets and liabilities
Accounts receivable	(9,199)	2,236
Inventories	(6,473)	(683)
Other assets	(350)	35,983
Accounts payable	3,994	1,968
Accrued payroll and other accrued liabilities	(5,141)	(68,731)
Deferred revenue	(415)	(284)

Net cash provided by (used in) operating activities	3,528	(15,195)

Investing activities:
Proceeds from sales and maturities of short-term investments	281,502	775,898
Purchases of short-term investments	(217,982)	(747,779)
Purchase of property, equipment and other assets	(4,293)	(6,021)
Proceeds from sale of property, equipment and other assets	—	101
Net cash paid for acquisitions	(71,971)	—

Net cash (used in) provided by investing activities	(12,744)	22,199

Financing activities:
Proceeds from issuance of common stock	243	2,939
Repurchase of common stock	(20,137)	—
Funding of structured stock repurchase programs	—	(36,500)
Funds received from structured stock repurchases, including gains	17,379	—
Payments on capital lease obligations	—	(34)
Payments on long-term debt	(289)	—
Other	(169)	(87)

Net cash used in financing activities	(2,973)	(33,682)

Net decrease in cash and cash equivalents	(12,189)	(26,678)
Cash and cash equivalents at beginning of period	49,125	75,396

Cash and cash equivalents at end of period	$36,936	$48,718

Supplementary cash flow disclosure:
Cash paid for:
Interest	$—	$46
Income taxes	$357	$443

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

Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment. Under SFAS 123(R), the estimated fair value of share-based payments is measured at the grant date and is recognized as stock-based compensation expense over the employee’s requisite service period. The Company adopted the provisions of SFAS 123(R) on April 1, 2006 using the modified prospective method, which provides for certain changes to the method for valuing stock-based compensation. Under the modified prospective method, prior periods are not revised for comparative purposes. The valuation provisions of SFAS 123(R) apply both to new stock-based awards issued beginning April 1, 2006 and to awards that were already outstanding on April 1, 2006, but are subsequently modified or cancelled. The estimated fair value of new stock-based awards is recognized as stock-based compensation over the requisite service period associated with the award. For awards already outstanding at April 1, 2006, the estimated stock-based compensation will be recognized over the remaining service period using the compensation cost calculated for pro forma purposes under FASB Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Accounting for Stock-Based Compensation.

As a result of the adoption of SFAS 123(R), the Company recorded $5.4 million of stock-based compensation expense during the first six months of fiscal 2007. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of its net deferred tax assets and its net operating loss carryforwards.

Prior to the adoption of SFAS 123(R), the Company accounted for share-based payment awards to employees and non-employee directors in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, and related interpretations, and had adopted the disclosure-only alternative of SFAS 123 and FASB Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure. In accordance with APB 25, stock-based compensation expense was not recorded in connection with share-based payment awards granted with exercise prices equal to or greater than the fair market value of the Company’s common stock on the date of grant. The Company recorded deferred compensation in connection with stock options assumed in acquisitions with exercise prices less than the fair market value of the common stock on the date of assumption. The amount of such deferred compensation per share was equal to the excess of the fair market value over the exercise price on such date. Recorded deferred compensation was recognized as stock-based compensation expense ratably over the applicable vesting periods. In accordance with the provisions of SFAS 123(R), all deferred compensation previously recorded has been eliminated with a corresponding reduction in additional paid in capital.

Derivative Financial Instruments

The Company uses foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. At September 30, 2006, the Company did not have any foreign exchange contracts outstanding. The Company accounts for derivatives pursuant to FASB Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges, are immediately recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings.

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

Although the Company had three operating segments at September 30, 2006, the Company met each of the criteria set forth in SFAS 131 and the three operating segments as of September 30, 2006 share similar economic characteristics, therefore, the Company aggregates its results of operations into one reportable operating segment, communications.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	September 30, 2006	March 31, 2006
Accounts receivable	$38,562	$27,678
Less: allowance for doubtful accounts	(1,595)	(1,354)

	$36,967	$26,324

Inventories (in thousands):

	September 30, 2006	March 31, 2006
Finished goods	$4,577	$17,883
Work in process	9,711	5,277
Raw materials	19,840	1,781

	$34,128	$24,941

The inventory balance as of September 30, 2006 includes $2.9 million of inventory relating to the acquisition of Quake Technologies, Inc.

Other current assets (in thousands):

	September 30, 2006	March 31, 2006
Deposits	$1,200	$933
Prepaid expenses	9,448	8,882
Interest receivable	1,168	1,630
Other	2,620	1,173

	$14,436	$12,618

Property and equipment (in thousands):

	Useful Life	September 30, 2006	March 31, 2006
	(in years)
Machinery and equipment	5-7	$43,244	$41,634
Leasehold improvements	1-15	10,515	11,225
Computers, office furniture and equipment	3-7	78,868	74,760
Buildings	31.5	5,860	5,860
Land	N/A	12,202	12,202

		150,689	145,681
Less: accumulated depreciation and amortization		(117,251)	(109,554)

		$33,438	$36,127

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	September 30, 2006			March 31, 2006
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,440,859	$(4,105,402)	$335,457	$4,401,662	$(4,105,402)	$296,260
Developed technology	425,000	(356,244)	68,756	413,500	(348,675)	64,825
Backlog/customer relationships	6,400	(3,610)	2,790	3,600	(3,480)	120
Patents/core technology rights/tradename	62,400	(41,594)	20,806	59,200	(39,339)	19,861

	$4,934,659	$(4,506,850)	$427,809	$4,877,962	$(4,496,896)	$381,066

As of September 30, 2006, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal year 2007	$9,720	$2,680	$12,400
Fiscal year 2008	18,373	5,301	23,674
Fiscal year 2009	17,823	5,260	23,083
Fiscal year 2010	12,097	4,040	16,137
Fiscal year 2011	10,500	4,040	14,540
Thereafter	876	1,423	2,299

Total	$69,389	$22,744	$92,133

Other accrued liabilities (in thousands):

	September 30, 2006	March 31, 2006
Accrued warranty and excess purchase commitments	$4,047	$5,407
Current tax liabilities	1,034	1,177
Restructuring liabilities	2,886	7,644
Executive deferred compensation liability	3,662	3,294
Other	13,190	9,495

	$24,819	$27,017

Interest income, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Interest income	$3,898	$4,347	$7,899	$8,309
Net realized loss on short-term investments	(644)	(436)	(1,304)	(790)
Interest expense	—	(27)	—	(46)

	$3,254	$3,884	$6,595	$7,473

Other income (expense), net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net gains on disposals of property and equipment	$25	$—	$20	$4
Foreign currency loss	97	(347)	97	(536)
Other	53	—	82	—

	$175	$(347)	$199	$(532)

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(13,889)	$(6,424)	$(14,706)	$(10,628)
Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	281,762	305,476	286,470	305,902
Less: Unvested common shares outstanding	—	—	—	—

Shares used in basic and diluted net loss per share computation	281,762	305,476	286,470	305,902

Basic and diluted net loss per share	$(0.05)	$(0.02)	$(0.05)	$(0.03)

Because the Company incurred losses for the three and six months ended September 30, 2006 and 2005, the effect of dilutive securities totaling 824,000 and 886,000 equivalent shares for the three and six months ended September 30, 2006, respectively, and 1,680,000 and 1,355,000 equivalent shares for the three and six months ended September 30, 2005, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

3. RESTRUCTURING CHARGES

Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the restructuring programs initiated by the Company is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2006	$5,830	$1,814	$—	$7,644
Charged to expense	500	189	1,977	2,666
Cash payments	(5,135)	(312)	—	(5,447)
Noncash charges	—	—	(1,977)	(1,977)

Liability, September 30, 2006	$1,195	$1,691	$—	$2,886

The following tables provide detailed activity related to the four most recent restructuring programs during the six months ended September 30, 2006 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
April 2003 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)

Liability, September 30, 2006	$—	$819	$—	$819

July 2005 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)

Liability, September 30, 2006	$—	$819	$—	$819

March 2006 Restructuring Program
Liability, March 31, 2006	$5,830	$—	$—	$5,830
Charged to expense	—	189	1,977	2,166
Cash payments	(4,794)	(137)	—	(4,931)
Noncash charge	—	—	(1,977)	(1,977)

Liability, September 30, 2006	$1,036	$52	$—	$1,088

June 2006 Restructuring Program
Charged to expense	$500	$—	$—	$500
Cash payments	(340)	—	—	(340)

Liability, September 30, 2006	$160	$—	$—	$160

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

In March 2006, the Company communicated and began implementation of a plan to exit its operations in France and India and reorganize part of its manufacturing operations. The restructuring program included the elimination of approximately 68 employees. In fiscal 2006, the Company recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severances, $1.0 million for operating lease write-offs, and $0.6 million for asset impairments. For the three months ended September 30, 2006, the Company recorded an additional charge of $1.4 million for asset impairments. For the six months ended September 30, 2006, the Company recorded an additional charge of approximately $2.2 million, consisting of $0.1 million for excess lease liability, $0.1 million for operating lease commitments and $2.0 million for asset impairments. The Company estimates that it will record additional restructuring charges related to this program of up to $1.7 million in the remaining six months of fiscal year 2007. These actions are not anticipated to affect revenues from current products. The Company anticipates saving approximately $9.0 million annually as a result of this restructuring program.

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

4. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Net loss	$(13,889)	$(6,424)	$(14,706)	$(10,628)
Change in net unrealized gain (loss) on short-term investments	7,351	(2,660)	5,820	912
Foreign currency translation adjustment gain (loss)	25	6	(200)	(201)

Comprehensive loss	$(6,513)	$(9,078)	$(9,086)	$(9,917)

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

Common Stock

At September 30, 2006 the Company had 630.0 million shares of common stock authorized for issuance. At September 30, 2006 and March 31, 2006, there were approximately 281.8 million shares and 295.4 million shares issued and outstanding, respectively.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 19.2 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At September 30, 2006, approximately 10.0 million shares had been issued under this plan and approximately 9.2 million shares were available for future issuance.

Stock Repurchase Program

On August 12, 2004, the Company’s board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the six months ended September 30, 2006, the Company repurchased 6.2 million shares on the open market at a weighted average price of $3.23 per share. From the time the program was first implemented through September 30, 2006, the Company repurchased 15.6 million shares on the open market at a weighted average price of $3.01 per share. At September 30, 2006, $85.5 million remained available to repurchase shares under the stock repurchase program.

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

During the six months ended September 30, 2006, the Company received $17.4 million in cash and 7.7 million shares of its common stock from open structured stock repurchase programs. At September 30, 2006, the Company had no structured stock repurchase agreements open. From the time of the stock repurchase program inception through September 30, 2006, the Company entered into structured stock repurchase agreements totaling $164.5 million. Upon settlement of these underlying agreements, the Company received $105.9 million in cash and 23.0 million shares of its common stock at an effective purchase price of $2.55 per share.

The table below is a summary of the Company’s repurchase program share activity for the six months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Six Months Ended September 30,
	2006	2005
Open market repurchases:
Aggregate repurchase price	$20,137	$16,931
Repurchased shares	6,242	5,380

Average price per share	$3.23	$3.15

Structured agreements:
Shares acquired in settlement	7,696	—

Average price per share	$3.25	$—

Total shares acquired by repurchase or in settlement	13,938	5,380

Average price per share	$3.24	$3.15

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

Combined plan incentive information

Option activity under the Company’s stock incentive plans in the six months ended September 30, 2006 is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at the beginning of the period	54,096	$5.82	—
Granted and assumed	6,262	3.05	—
Exercises	(264)	0.93	—
Cancellations	(5,394)	6.22	—

Outstanding at the end of the period	54,700	$5.49	5.89

Vested at the end of the period	41,678	$6.25	5.29

The total pretax intrinsic value of options exercised during the six months ended September 30, 2006 was $180,000. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2006 were as follows (in thousands, except exercise prices and years):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value
$ 0.05 - $ 2.98	10,278	$2.33	$6,129	6.36	4,582	$2.26	$3,083
2.99 - 3.67	12,108	3.44	—	7.84	5,908	3.43	—
3.67 - 5.65	11,366	4.67	—	6.82	10,240	4.75	—
5.69 - 6.48	3,825	6.21	—	4.87	3,825	6.21	—
6.54 - 6.54	13,121	6.54	—	3.81	13,121	6.54	—
6.55 - 87.24	4,002	17.94	—	3.97	4,002	17.94	—

$ 0.05 - $87.24	54,700	$5.49	$6,129	5.89	41,678	$6.25	$3,083

The aggregate pretax intrinsic values in the preceding table were calculated based on the closing price of the Company’s common stock of $2.88 on September 30, 2006.

Restricted stock unit activity under the 2000 Equity Incentive Plan in the six months ended September 30, 2006 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Balance at beginning of period	—	$—	—
Awarded during the period	125	3.20	—
Vested during the period	(5)	3.20	—
Cancelled during the period	(9)	3.20	—

Balance at end of period	111	$3.20	1.86

Based on the closing price of the Company’s common stock of $2.88 on September 30, 2006, the total pretax intrinsic value of all outstanding restricted stock units on that date was $320,000.

6. STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted SFAS 123(R), using the modified prospective method. This method does not require a revision of prior periods for comparative purposes. No change to the value of the awards granted prior to the adoption of SFAS 123(R) is required. However, awards granted and still unvested on the date of adoption will be attributed to expense under SFAS 123(R), including the application of the forfeiture rate on a prospective basis. The Company’s Consolidated Financial Statements as of and for the quarter ended September 30, 2006 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and six months ended September 30, 2006 was $2.7 million and $5.2 million, respectively.

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as permitted under SFAS 123. Under SFAS 123, stock-based compensation expense had been disclosed but not recognized in the Company’s Consolidated Statement of Operations. In the Company’s pro forma disclosure required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred.

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

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the six months ended September 30, 2006, which is allocated as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Stock-based compensation expense by type of awards
Stock options	$2,654	$5,153
Restricted stock units	24	36

Total stock-based compensation expense	$2,678	$5,189

Effect on basic and diluted net loss per share:	$(.01)	$(.02)

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Stock Options
	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Expected life (years)	5.7	2.7	4.5	2.8
Volatility	54%	53%	55%	53%
Risk-free interest rate	4.8%	4.0%	4.9%	4.0%
Dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$2.04	$1.09	$1.79	$1.13

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

Expected Dividends. The Company has never paid any cash dividends on our common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero percent in valuation models.

Expected Forfeitures. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and six months ended September 30, 2006 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 5.73% for all stock options granted in fiscal 2007 based upon the average of expected forfeitures data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006
Stock-based compensation included in operating expenses:
Cost of revenues	$158	$291
Research and development	1,028	2,097
Selling, general and administrative	1,492	2,801

Total stock-based compensation expense	$2,678	$5,189

The weighted average fair value per share of the restricted stock units awarded in the six months ended September 30, 2006 was $3.20, calculated based on the fair market value of the Company’s common stock on the respective grant dates.

The adoption of SFAS 123(R) will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2011 related to unvested share-based payment awards at September 30, 2006 is $19.2 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.9 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net loss and net loss per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three and six months ended September 30, 2005 (in thousands, except per share data):

	Three Months Ended September 30, 2005	Six Months Ended September 30, 2005
Net loss—as reported	$(6,424)	$(10,628)
Plus: Reported stock-based compensation	1,478	2,985
Less: Fair value stock-based compensation	(3,535)	(14,719)

Net loss—pro forma	$(8,481)	$(22,362)

Reported basic and diluted net loss per share	$(0.02)	$(0.03)

Pro forma basic and diluted net loss per share	$(0.03)	$(0.07)

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

In connection with this transaction, the Company conducted valuations of the intangible assets acquired in order to allocate the purchase price in accordance with FASB Statement of Financial Accounting No. 141 (“SFAS 141”), Business Combinations. In accordance with SFAS 141, the Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the identifiable intangible assets. The Company recorded a one-time charge of $13.3 million for purchased in-process research and development (“IPR&D”) expense. The amounts allocated to IPR&D were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. The purchase price in the transaction was allocated as follows (in thousands):

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

9. STOCK-BASED COMPENSATION RESTATEMENT

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

10. SUBSEQUENT EVENTS

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

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2006 and 2005. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

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

OVERVIEW

We are a leader in semiconductors and printed circuit board assemblies (“PCBAs”) for the communications and storage markets. We design, develop, market and support high-performance integrated circuits (“ICs”) and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs, for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, and gateways, metro transport platforms and core switches and routers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity serial advanced technology attachment (“SATA”) redundant array of integrated disks (“RAID”) controllers for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage (“NAS”), video, and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

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

For these and other reasons, our net revenue and results of operations for the three and six months ended September 30, 2006 and 2005 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues for the three and six months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Avnet	26%	18%	26%	17%
Sanmina	*	11%	*	*

*	Less than 10% of total net revenues for period indicated.

On July 5, 2005, Avnet acquired Insight Electronics. For purposes of the table above, the shipments to Insight Electronics and Avnet were retroactively combined for all periods presented.

Looking through product shipments to distributors and subcontractors to the end customers, to the best of our knowledge, net revenues to end customers that exceeded 10% of total net revenues for the three and six months ended September 30, 2006 and 2005 were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Nortel Networks	*	*	*	11%

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future.

Net revenues by geographic region were as follows (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$32,869	43.0%	$30,059	46.2%
Other North America	6,160	8.1	5,701	8.8
Europe and Israel	13,436	17.6	12,631	19.5
Asia	23,596	30.9	16,544	25.5
Other	303	0.4	—	—

	$76,364	100.0%	$64,935	100.0%

	Six Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$59,826	41.0%	$61,395	47.4%
Other North America	16,348	11.2	12,049	9.3
Europe and Israel	25,351	17.4	25,174	19.4
Asia	43,677	29.8	30,854	23.8
Other	841	0.6	136	0.1

	$146,043	100.0%	$129,608	100.0%

All of our revenue to date has been denominated in U.S. dollars.

Net Loss. For the three and six months ended September 30, 2006, our net loss was approximately $13.9 million and $14.7 million as compared to a net loss of $6.4 million and $10.6 million for the three and six months ended September 30, 2005, an increase of $7.5 million and $4.1 million, respectively. This increase in our net loss was primarily the result of a $13.3 million charge for acquired in-process research and development from our acquisition of Quake in August 2006. In addition, we had higher operating expenses for the three months ended September 30, 2006 when compared to the three months ended September 30, 2005 due to a $2.2 million increase in selling, general and administrative expenses and a $1.0 million increase in research and development. The increase in expenses was offset by an increase in revenues of $11.4 million and $16.4 million for the three and six months ended September 30, 2006, respectively. In addition, restructuring charges decreased by $2.1 million during the three months ended September 30, 2006 when compared to the three months ended September 30, 2005.

Our net loss has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	amortization of purchased intangibles;

•	goodwill impairment charges;

•	restructuring expenses (benefits); and

•	income tax expenses (benefits).

Since the start of fiscal 2004, we have invested a total of approximately $368.0 million (excluding stock compensation) in the research and development of new products, including higher-speed, lower-power and lower cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. We have not generated significant revenues from products developed during this time because for most of the products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development and qualification. In addition, the downturn in the telecommunications market has severely impacted our customers and has resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced and, as a result of restructuring activities, we discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

Over the last several years, we have undertaken significant restructuring activities in an effort to reduce operating costs. In addition, in an effort to diversify our customer base and markets that we serve and to maintain revenue growth, we have also made several acquisitions. In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line, or the PRS Business, for approximately $51.0 million in cash to complement our existing communications products portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI Corporation, a provider of Fibre Channel hardware and software products for storage networks, for approximately $196.4 million in cash. In April 2004, we completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions, for a purchase price of approximately $145 million in cash. In May 2004 and December 2004, we acquired intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC standard products for approximately $232 million in cash. The PowerPC 400 series product line targets Internet, communication, data storage, consumer and imaging applications. In August 2006, we acquired Quake Technologies, Inc., a leader in 10 Gigabit Ethernet (10GE) physical layer technology for approximately $81.2 million in cash.

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

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, reducing our future demand estimate to six months could increase our current reserve balance by approximately $8.3 million as of September 30, 2006. Alternatively, increasing our future demand forecast to 18 months could reduce our exposure by approximately $0.1 million as of September 30, 2006. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure and changes to master purchase agreements with our larger customers. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce our gross margins. Additional change to negotiated master purchase agreements could result in increased warranty reserves and unfavorably impact present and future gross margins.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three and six months ended September 30, 2006 were approximately $76.4 million and $146.0 million, representing an increase of 17.6% and 12.7% from the net revenues of approximately $64.9 million and $129.6 million for the three and six months ended September 30, 2005. We classified our revenues into three categories based on markets that the underlying products serve. The categories were integrated communication products (“ICP”), storage and other. We use this information to analyze the performance and success in these markets. The increase in total net revenues was primarily attributable to an increase in our ICP revenues, offset by decreases in our storage and other revenues. See the following tables (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
ICP	$63,012	82.6%	$49,590	76.4%	$13,422	27.1%
Storage	12,323	16.1	13,275	20.4	(952)	(7.2)
Other	1,029	1.3	2,070	3.2	(1,041)	(50.3)

	$76,364	100.0%	$64,935	100.0%	$11,429	17.6

	Six Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
ICP	$119,005	81.5%	$98,856	76.2%	$20,149	20.4%
Storage	24,553	16.8	26,658	20.6	(2,105)	(7.9)
Other	2,485	1.7	4,094	3.2	(1,609)	(39.3)

	$146,043	100.0%	$129,608	100.0%	$16,435	12.7

The ICP revenue increased, largely due to an increase in the volume of our ICP products and in particular, an increase in sales of our new embedded products. Storage revenues declined primarily because of the discontinuance of our Fibre Channel Host Adapter business. Our focus revenues for the three months ended September 30, 2006 increased sequentially from the prior quarter. We will continue to see our Other revenue decline as we focus our efforts on new product development.

As a result of our efforts to reduce ongoing operating expenses, we have focused our product development efforts on higher growth opportunities (“focus” products) and defocused our product development efforts away from certain legacy product (“nonfocus” products). Product areas we have focused on are products that process, transport and store information. Our process technology products focus on utilizing our sixth generation of network processor cores and our Power Architecture portfolio to meet the needs of the converged internet protocol (“IP”)/Ethernet network while the transport technology products focus on Metro Ethernet, Triple Play access technologies and error correction solutions. The storage technology products address the needs of mass storage based on high performance sequential input/output (I/O). The nonfocus product areas are our legacy switching products, application-specific integrated circuits (“ASICs”), Fibre Channel host bus adapters (“HBAs”), storage area network (“SAN”) ICs, pointer processors, and legacy framers. We expect the revenues from our nonfocus products to continue to decline in the future. The following tables illustrate revenue from our focus and nonfocus areas (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Focus	$66,066	86.5%	$50,329	77.5%	$15,737	31.3%
Nonfocus	10,298	13.5	14,606	22.5	(4,308)	(29.5)

	$76,364	100.0%	$64,935	100%	$11,429	17.6

	Six Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Focus	$123,462	84.5%	$98,395	75.9%	$25,067	25.5%
Nonfocus	22,581	15.5	31,213	24.1	(8,632)	(27.7)

	$146,043	100.0%	$129,608	100%	$16,435	12.7

Gross Profit. The following tables present net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Net revenues	$76,364	100.0%	$64,935	100.0%	$11,429	17.6%
Cost of revenues	35,536	46.5	31,093	47.9	4,443	14.3

Gross profit	$40,828	53.5%	$33,842	52.1%	$6,986	20.6

	Six Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Net revenues	$146,043	100.0%	$129,608	100.0%	$16,435	12.7%
Cost of revenues	67,064	45.9	61,926	47.8	5,138	8.3

Gross profit	$78,979	54.1%	$67,682	52.2%	$11,297	16.7

The increase in gross profit for the three and six months ended September 30, 2006 was primarily attributable to the increase in net revenues and a decrease of $1.2 million and $2.7 million, respectively, in amortization of purchased intangibles included in our cost of revenues.

The amortization of purchased intangible assets included in cost of revenues during the three and six months ended September 30, 2006 was $4.0 million and $7.7 million, compared to $5.2 million and $10.4 million for the three and six months ended September 30, 2005. Based on the amount of capitalized purchased intangible assets on the balance sheet as of September 30, 2006, we expect amortization expense for purchased intangibles charged to cost of revenues to be $17.4 million in fiscal 2007, $18.4 million in fiscal 2008, and $41.3 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses. The following tables present research and development and selling, general and administrative expenses for the three and six months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Research and development	$24,853	32.5%	$23,835	36.7%	$1,018	4.3%
Selling, general and administrative	$17,312	22.7%	$15,127	23.3%	$2,185	14.4%

	Six Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Research and development	$47,692	32.7%	$47,505	36.7%	$187	0.4%
Selling, general and administrative	$34,312	23.5%	$31,462	24.2%	$2,850	9.1%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 4.3% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, was primarily due to an increase of $1.2 million for intellectual property and $0.8 million in Quake expenses, $0.4 million for stock based compensation offset by a decrease of $0.7 in software costs and $0.7 million in foundry costs. R&D expenses for the six months ended September 30, 2006 was consistent with the six months ended September 30, 2005. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative ICP and storage products. Currently, R&D expenses are focused on the development of ICP and storage products and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 14.4% for the three months ended September 30, 2006 compared to the three months ended September 30, 2005, was primarily due an increase of $1.2 million in personnel-related expenses $0.7 million for stock based compensation, and $1.1 million in professional and legal fees as a result of our self-initiated review of the historical stock option granting policies offset by a decrease of $0.7 in facilities cost. The increase in SG&A expenses of 9.1% for the six months ended September 30, 2006 compared to the six months ended September 30, 2005, was primarily due to an increase of $1.9 million in professional and legal fees as a result of our self-initiated review of the historical stock option granting policies, $1.2 million related to stock based compensation, $0.6 million in marketing communications and $0.5 million in outside services offset by a decrease of $1.3 million in facilities cost. We expect our professional and legal fees to continue at increased levels as we finalize our review of our stock option granting practices. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation. The following tables present stock-based compensation expense for employees engaged in research and development and selling, general and administrative activities, which expense is included in the tables above, for the three and six months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,
	2006(1)		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Research and development	$1,028	1.3%	$674	1.0%	$354	52.5%
Selling, general and administrative	1,492	2.0	783	1.2	709	90.5

	$2,520	3.3%	$1,457	2.2%	$1,063	73.0

	Six Months Ended September 30,
	2006(1)		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Research and development	$2,097	1.4%	$1,370	1.1%	$727	53.1%
Selling, general and administrative	2,800	1.9	1,568	1.2	1,232	78.6

	$5,897	3.4%	$2,938	2.3%	$1,959	66.7

(1)	The amounts included in the three and six months ended September 30, 2006 reflect the adoption of SFAS 123(R). In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Notes 1 and 6 of Notes to Consolidated Financial Statements.

The adoption of SFAS 123(R) will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall liquidity. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2011 related to unvested share-based payment awards at September 30, 2006 is $19.2 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.9 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

For the three and six months ended September 30, 2005, stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Stock-based compensation charges, including amounts charged to cost of revenues, were $1.5 million and $3.0 million for the three and six months ended September 30, 2005.

Restructuring Charges. The following tables present restructuring charges for the three and six months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Restructuring charges	$1,419	1.9%	$3,559	5.5%	$(2,140)	(60.1)%

	Six Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Restructuring charges	$2,666	1.8%	$3,559	2.7%	$(893)	(25.1)%

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

In March 2006, we communicated and began implementation of a plan to exit our operations in France and India and reorganize part of our manufacturing operations. The restructuring program included the elimination of approximately 68 employees. In fiscal year 2006, we recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severance, $1.0 million for operating leases write-offs, and $0.6 million for asset impairments in connection with this exit plan. For the three months ended September 30, 2006, we recorded an additional charge of $1.4 million for asset impairments. For the six months ended September 30, 2006, the Company recorded an additional charge of approximately $2.2 million, consisting of $0.1 million for excess lease liability, $0.1 million for operating lease commitments and $2.0 million for asset impairments. We estimate that we will record additional restructuring charges of up to $1.7 million in the remaining six months of fiscal year 2007. These actions are not anticipated to affect revenues from current products. We anticipate saving approximately $9.0 million annually as a result of this restructuring program.

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

Interest and Other Income (Expense), net. The following tables present interest and other income (expense), net for the three and six months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$3,254	4.3%	$3,884	6.0%	$(630)	(16.2)%
Other income (expense), net	$175	0.2%	$(347)	(0.5)%	$522	150.4%

	Six Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$6,595	4.5%	$7,473	5.8%	$(878)	(11.7)%
Other income (expense), net	$199	0.1%	$(532)	(0.4)%	$731	137.4%

Net Interest Income. Net interest income reflects interest earned on cash and cash equivalents and short-term investment balances, as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease for the three and six months ended September 30, 2006 is primarily due to lower coupon interest rates and from lower cash and short-term investment balances.

Other Income (Expense), net. Other income (expense), net for the three and six months ended September 30, 2006 includes income from subleased property and for the three and six months ended September 30, 2005 includes realized losses on foreign currency hedges and net gains on disposals of property and equipment.

Income Taxes. The following tables present our income tax expense for the three and six months ended September 30, 2006 and 2005 (dollars in thousands):

	Three Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Income tax expense	$74	0.1%	$175	0.3%	$(101)	(57.7)%

	Six Months Ended September 30,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Income tax expense	$214	0.1%	$351	0.3%	$(137)	(39.0)%

The federal statutory income tax rate was 35% for the three and six months ended September 30, 2006 and 2005. Our income tax expense in fiscal 2007 and 2006 primarily reflects estimated foreign taxes and alternative minimum taxes.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2006, our principal source of liquidity consisted of $265.8 million in cash, cash equivalents and short-term investments. Working capital as of September 30, 2006 was $285.4 million. Total cash, cash equivalents, and short-term investments decreased by $69.9 million during the six months ended September 30, 2006 primarily as a result of our Quake acquisition for $81.2 million. At September 30, 2006, we had contractual obligations not included on our balance sheet totaling $71.7 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the six months ended September 30, 2006, we generated $3.5 million in cash from our operations compared to using $15.2 million for our operations in the six months ended September 30, 2005. Our net loss of $14.7 for the six months ended September 30, 2006 included $35.9 million of non-cash charges such as $4.7 million of depreciation, $10.7 million of amortization of purchased intangibles, $13.3 million in acquired in-process research and development, $5.2 million of stock-based compensation charges recorded in accordance with SFAS 123(R) and $2.0 million in non-cash restructuring charges. The remaining change in operating cash flows for the six months ended September 30, 2006 primarily reflected increases in our accounts receivable, inventories, other assets and accounts payable and decreases in accrued payroll and other accrued liabilities and deferred revenue. The increase in our accounts receivable balance is attributable primarily to accounts receivable relating to the acquisition of Quake Technologies $1.9 million, change in days sales outstanding from 35 days for the period ended March 31, 2006 to 44 days for the period ended September 30, 2006, and an increase attributable to higher revenues. The increase in our inventory is attributable primarily to inventories related to the acquisition of Quake Technologies, $2.9 million and organic growth to serve our longer term inventory requirements. Our net loss of $10.6 for the six months ended September 30, 2005 included $25.0 million of non-cash charges such as $7.0 million of depreciation, $12.8 million of amortization of purchased intangibles, $3.0 million of stock-based compensation charges recorded in accordance with SFAS 123(R) and $2.2 million in non-cash restructuring charges. The remaining change in operating cash flows for the six months ended September 30, 2005 primarily reflected increases in our inventories and accounts payable and decreases in accounts receivable, other assets, accrued payroll and other accrued liabilities, and deferred revenue.

We used $12.8 million of cash in investing activities during the six months ended September 30, 2006, compared to generating cash of $22.2 million during the six months ended September 30, 2005. During the six months ended September 30, 2006, we used approximately $72.0 million net cash for the Quake acquisition and $4.3 million for the purchase of property, equipment and other assets, offset by net proceeds of $63.5 million from short-term investment activities. During the six months ended September 30, 2005, we generated net proceeds of $28.1 million from short-term investment activities offset by net purchases of property, equipment and other assets of $5.9 million.

We used $3.0 million of cash for the six months ended September 30, 2006 for financing activities compared to using $33.7 million for the six months ended September 30, 2005. The major financing use of cash for the six months ended September 30, 2006 was the open market repurchase of our stock offset by funds received from structured stock repurchase programs and the sales of common stock through employee stock options. The major financing use of cash for the six months ended September 30, 2005 was related to the funding of structured stock repurchase programs offset by sales of common stock through employee stock options and employee stock purchase plan.

On August 25, 2006, we acquired Quake Technologies, Inc. (“Quake”). Under the terms of the Merger Agreement, we acquired Quake’s net tangible assets and intellectual property for $81.2 million in cash, including merger costs. Of the amount paid, $12.0 million will be placed in escrow for at least one year in order to secure the indemnification obligation of Quake.

On August 12, 2004, our board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. During the six months ended September 30, 2006, we repurchased 6.2 million shares on the open market at a weighted average price of $3.23. From the time the program was first implemented through September 30, 2006, we repurchased on the open market 15.6 million shares at a weighted average price of $3.01 per share. At September 30, 2006, $85.5 million remained available to repurchase shares under the authorized program, as amended.

We also utilize structured stock repurchase agreements to buy back shares which are prepaid written put options on our common stock. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our investment returned with a premium. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement inception. Any cash received, including the premium, is treated as an increase to additional paid-in capital on the balance sheet in accordance with the guidance issued in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

During the six months ended September 30, 2006, we received $17.4 million in cash and 7.7 million in shares from open structured stock repurchase programs. At September 30, 2006, we had no structured stock repurchase agreements open. From the time of the stock repurchase program inception through September 30, 2006, the Company entered into structured stock repurchase agreements totaling $164.5 million. Upon settlement of these underlying agreements, the Company received $105.9 million in cash and 23.0 million shares of its common stock at an effective purchase price of $2.55 per share.

The table below is a summary of our repurchase program share activity for the six months ended September 30, 2006 and 2005 (in thousands, except per share data):

	Six Months Ended September 30,
	2006	2005
Open market repurchases:
Aggregate repurchase price	$20,137	$16,931
Repurchased shares	6,242	5,380

Average price per share	$3.23	$3.15

Structured agreements:
Shares acquired in settlement	7,696	—

Average price per share	$3.25	$—

Total shares acquired by repurchase or in settlement	13,938	5,380

Average price per share	$3.24	$3.15

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

The following table summarizes our contractual obligations not included on the balance sheet as of September 30, 2006 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal years ending:

Six months ending March 31, 2007	$20,773	$33,631	$54,404
2008	7,426	—	7,426
2009	7,214	—	7,214
2010	1,864	—	1,864
2011	748	—	748
Thereafter	25	—	25

Total	$38,050	$33,631	$71,681

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2006, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $228.8 million and a cost basis of $235.0 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short term investments held at September 30, 2006 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of September 30, 2006	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$243,774	$238,714	$233,729	$228,840	$224,233	$219,995	$215,916

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

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) as of September 30, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. At September 30, 2006, we had $427.8 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended September 30, 2006 (in thousands, except average price per share).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
July 1 – July 30, 2006 (1)	1,540	$3.25	1,540	$85,467
August 1 – August 31, 2006	—	$—	—	$85,467
September 1 – September 30, 2006	—	$—	—	$85,467
Total shares repurchased	1,540	$3.25	1,540	$85,467

(1)	During the three months ended September 30, 2006, we received 1.5 million in shares from open structured stock repurchase agreements. At September 30, 2006, we had no structured stock repurchase agreements outstanding.

ITEM 6.	EXHIBITS

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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