Form 10-Q
period 2006-12-31
APPLIED MICRO CIRCUITS CORP
filed 2007-02-09
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

As of January 31, 2006, 282,214,335 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2006	March 31, 2006
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,045	$49,125
Short-term investments-available-for-sale	220,995	286,540
Accounts receivable	35,741	26,324
Inventories	37,273	24,941
Other current assets	16,351	12,618

Total current assets	350,405	399,548
Property and equipment, net	32,010	36,127
Goodwill and purchased intangibles, net	422,009	381,066
Other assets	12,099	8,685

Total assets	$816,523	$825,426

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$24,960	$24,656
Accrued payroll and related expenses	8,428	7,409
Other accrued liabilities	23,321	27,017
Deferred revenue	3,321	3,536

Total current liabilities	60,030	62,618
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at December 31, 2006 and March 31, 2006 Issued and outstanding shares—281,826 at December 31, 2006 and 295,440 at March 31, 2006	2,817	2,954
Additional paid-in capital	5,948,995	5,945,555
Deferred compensation, net	—	(2,087)
Accumulated other comprehensive loss	(4,193)	(11,367)
Accumulated deficit	(5,191,126)	(5,172,247)

Total stockholders’ equity	756,493	762,808

Total liabilities and stockholders’ equity	$816,523	$825,426

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net revenues	$76,642	$65,243	$222,685	$194,851
Cost of revenues	37,799	30,017	104,863	91,943

Gross profit	38,843	35,226	117,822	102,908
Operating expenses:
Research and development	24,550	23,429	72,242	70,934
Selling, general and administrative	20,056	15,022	54,368	46,484
Acquired in-process research and development	—	—	13,300	—
Amortization of purchased intangible assets	1,350	1,107	3,645	3,481
Restructuring charges	67	1,339	2,733	4,898

Total operating expenses	46,023	40,897	146,288	125,797

Operating loss	(7,180)	(5,671)	(28,466)	(22,889)
Interest income, net	3,028	4,251	9,623	11,724
Other income, net	93	689	292	157

Loss before income taxes	(4,059)	(731)	(18,551)	(11,008)
Income tax expense (benefit)	113	(1,315)	327	(964)

Net income (loss)	$(4,172)	$584	$(18,878)	$(10,044)

Basic net income (loss) per share:
Net income (loss) per share	$(0.01)	$0.00	$(0.07)	$(0.03)

Shares used in calculating basic net income (loss) per share	281,799	297,119	284,913	302,974

Diluted net income (loss) per share:
Net income (loss) per share	$(0.01)	$0.00	$(0.07)	$(0.03)

Shares used in calculating diluted net income (loss) per share	281,799	299,049	284,913	302,974

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended December 30,
	2006	2005
Operating activities:
Net loss	$(18,878)	$(10,044)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	6,518	10,111
Amortization of purchased intangibles	18,551	17,500
Acquired in-process research and development	13,300	—
Stock-based compensation expense
Stock options	7,854	4,443
Restricted stock units	59	—
Non-cash restructuring charges	2,521	2,804
Net (gain) loss on disposals of property and equipment	34	(4)
Changes in operating assets and liabilities
Accounts receivable	(7,973)	6,211
Inventories	(11,294)	(2,634)
Other assets	(3,148)	33,452
Accounts payable	(719)	4,252
Accrued payroll and other accrued liabilities	(6,315)	(67,394)
Deferred revenue	(372)	(581)

Net cash provided by (used in) operating activities	138	(1,884)

Investing activities:
Proceeds from sales and maturities of short-term investments	379,413	923,685
Purchases of short-term investments	(306,744)	(888,231)
Purchase of strategic investments	(1,500)	(3,500)
Purchase of property, equipment and other assets	(5,783)	(6,705)
Proceeds from sale of property, equipment and other assets	—	101
Net cash paid for acquisitions	(71,971)	—

Net cash provided by (used in) investing activities	(6,585)	25,350

Financing activities:
Proceeds from issuance of common stock	248	3,023
Repurchase of common stock	(20,137)	(9,947)
Funding of structured stock repurchase programs	—	(54,000)
Funds received from structured stock repurchases, including gains	17,379	3,210
Payments on capital lease obligations	—	(34)
Payments on long-term debt	(289)	—
Other	166	(150)

Net cash used in financing activities	(2,633)	(57,898)

Net decrease in cash and cash equivalents	(9,080)	(34,432)
Cash and cash equivalents at beginning of period	49,125	75,396

Cash and cash equivalents at end of period	$40,045	$40,964

Supplementary cash flow disclosure:
Cash paid for:
Interest	$4	$86
Income taxes	$488	$861

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2006.

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

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

As a result of the adoption of SFAS 123(R), the Company recorded $7.9 million of stock-based compensation expense during the first nine months of fiscal 2007. The Company has not recognized, and does not expect to recognize in the near future, any tax benefit related to stock-based compensation cost as a result of the full valuation allowance of its net deferred tax assets and its net operating loss carryforwards.

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

Derivative Financial Instruments

The Company uses foreign exchange forward contracts to hedge expense commitments that are denominated in currencies other than the U.S. dollar. The purpose of the Company’s foreign currency hedging activities is to fix the dollar value of specific commitments and payments to foreign vendors. At December 31, 2006, the Company did not have any foreign exchange contracts outstanding. The Company accounts for derivatives pursuant to FASB Statement of Financial Accounting Standards No. 133 (“SFAS 133”), Accounting for Derivative Instruments and Hedging Activities, as amended. This standard requires that all derivative instruments be recognized in the financial statements and measured at fair value regardless of the purpose or intent for holding them. The classification of gains and losses resulting from changes in the fair values of derivatives is dependent on the intended use of the derivative and its resulting designation. The change in fair value of the ineffective portion of a hedge, and changes in fair values of derivatives that are not considered highly effective hedges, are immediately recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are subsequently recognized in earnings when the hedged item affects earnings.

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

Although the Company had three operating segments at December 31, 2006, the Company met each of the criteria set forth in SFAS 131 and the three operating segments as of December 31, 2006 share similar economic characteristics. Therefore, the Company aggregates its results of operations into one reportable operating segment, communications.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The issuance of SAB 108 did not have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	December 31, 2006	March 31, 2006
Accounts receivable	$37,346	$27,678
Less: allowance for doubtful accounts	(1,605)	(1,354)

	$35,741	$26,324

Inventories (in thousands):

	December 31, 2006	March 31, 2006
Finished goods	$22,122	$17,883
Work in process	10,490	5,277
Raw materials	4,661	1,781

	$37,273	$24,941

Other current assets (in thousands):

	December 31, 2006	March 31, 2006
Deposits	$502	$933
Prepaid expenses	11,307	8,882
Interest receivable	1,243	1,630
Other	3,299	1,173

	$16,351	$12,618

Property and equipment (in thousands):

	Useful Life	December 31, 2006	March 31, 2006
	(in years)
Machinery and equipment	5-7	$42,845	$41,634
Leasehold improvements	1-15	11,033	11,225
Computers, office furniture and equipment	3-7	75,939	74,760
Buildings	31.5	5,860	5,860
Land	N/A	12,202	12,202

		147,879	145,681
Less: accumulated depreciation and amortization		(115,869)	(109,554)

		$32,010	$36,127

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	December 31, 2006			March 31, 2006
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,441,259	$(4,105,402)	$335,857	$4,401,662	$(4,105,402)	$296,260
Developed technology	425,000	(360,828)	64,172	413,500	(348,675)	64,825
Backlog/customer relationships	6,400	(3,949)	2,451	3,600	(3,480)	120
Patents/core technology rights/tradename	62,400	(42,871)	19,529	59,200	(39,339)	19,861

	$4,935,059	$(4,513,050)	$422,009	$4,877,962	$(4,496,896)	$381,066

As of December 31, 2006, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal year 2007	$4,860	$1,340	$6,200
Fiscal year 2008	18,551	5,301	23,852
Fiscal year 2009	17,823	5,260	23,083
Fiscal year 2010	12,097	4,040	16,137
Fiscal year 2011	10,500	4,040	14,540
Thereafter	876	1,464	2,340

Total	$64,707	$21,445	$86,152

Other accrued liabilities (in thousands):

	December 31, 2006	March 31, 2006
Warranty and excess purchase commitments	$4,430	$5,407
Executive deferred compensation	4,006	3,294
Employee related liabilities	2,655	2,871
Professional fees	2,204	1,106
Restructuring liabilities	2,188	7,644
Current income taxes	1,016	1,177
Other taxes	832	863
Other liabilities	5,990	4,655

	$23,321	$27,017

Warranty reserves

The Company generally provides a one-year warranty on production released integrated circuit (“IC”) products and up to three years on board level products. Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience and/or changes to contracted obligations entered into with our customers.

The following table summarizes the activity related to the warranty reserve activity (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Beginning accrual balance	$3,517	$4,463	$4,066	$4,636
Acquired Quake warranty liability	202	—	202	—
Charged to costs and expenses	439	96	194	329
Payments	(425)	(96)	(729)	(502)

Ending accrual balance	$3,733	$4,463	$3,733	$4,463

Interest income, net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Interest income	$3,005	$4,190	$10,905	$12,499
Net realized gain (loss) on short-term investments	27	101	(1,278)	(689)
Interest expense	(4)	(40)	(4)	(86)

	$3,028	$4,251	$9,623	$11,724

Other income, net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net gains (loss) on disposals of property and equipment	$(34)	$—	$(34)	$4
Foreign currency gain (loss)	11	(7)	91	(543)
Gain from the sale of strategic investment	—	671	—	671
Other	116	25	235	25

	$93	$689	$292	$157

Net income (loss) per share:

Basic net income (loss) per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year. Diluted net income (loss) per share also includes any dilutive effects of outstanding stock options and restricted stock units calculated using the treasury stock method. Under the treasury stock method, an increase in the fair market value of the Company’s common stock results in a greater dilutive effect from outstanding stock options and restricted stock units. Additionally, the exercise of stock options and the vesting of restricted stock units results in a greater dilutive effect on net income (loss) per share. The reconciliation of shares used to calculate basic and diluted net income (loss) per share consists of the following (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net income (loss)	$(4,172)	$584	$(18,878)	$(10,044)
Shares used in net income (loss) per share computation (denominator):
Weighted average common shares outstanding	281,799	297,119	284,913	302,974
Net effect of dilutive common share equivalents based on the treasury stock method	—	1,930	—	—

Shares used in diluted net income (loss) per share computation	281,799	299,049	284,913	302,974

Basic net income (loss) per share	$(0.01)	$0.00	$(0.07)	$(0.03)

Diluted net income (loss) per share	$(0.01)	$0.00	$(0.07)	$(0.03)

Because the Company incurred losses for the three and nine months ended December 31, 2006 and nine months ended December 31, 2005, the effect of dilutive securities totaling 1,260,000 and 1,011,000 equivalent shares for the three and nine months ended December 31, 2006, respectively, and 1,546,000 equivalent shares for the nine months ended December 31, 2005, respectively, have been excluded from the net loss per share computations as their impact would be antidilutive.

3. RESTRUCTURING CHARGES

Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the restructuring programs initiated by the Company is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2006	$5,830	$1,814	$—	$7,644
Charged to expense	(168)	380	2,521	2,733
Cash payments	(5,164)	(504)	—	(5,668)
Noncash charges	—	—	(2,521)	(2,521)

Liability, December 31, 2006	$498	$1,690	$—	$2,188

The following tables provide detailed activity related to the four most recent restructuring programs during the nine months ended December 31, 2006 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
April 2003 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)

Liability, December 31, 2006	$—	$819	$—	$819

July 2005 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)

Liability, December 31, 2006	$—	$819	$—	$819

March 2006 Restructuring Program
Liability, March 31, 2006	$5,830	$—	$—	$5,830
Charged to expense	(668)	380	2,521	2,233
Cash payments	(4,797)	(328)	—	(5,125)
Noncash charge	—	—	(2,521)	(2,521)

Liability, December 31, 2006	$365	$52	$—	$417

June 2006 Restructuring Program
Charged to expense	$500	$—	$—	$500
Cash payments	(367)	—	—	(367)

Liability, December 31, 2006	$133	$—	$—	$133

In April 2003, the Company announced a restructuring program. The April 2003 restructuring program consisted of a workforce reduction of 185 employees, consolidation of excess facilities and fixed asset disposals. The Company recognized a total of $23.8 million in restructuring costs related to this restructuring program. The restructuring costs consisted of approximately $5.7 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write-off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit in November 2003 related to the reoccupation of a portion of a building in San Diego and an adjustment for overestimated severance to be paid.

In July 2005, the Company implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. This restructuring program consisted of the elimination of approximately 40 employees, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring program, the Company recorded a charge of approximately $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of facilities.

In March 2006, the Company communicated and began implementation of a plan to exit its operations in France and India and reorganize part of its manufacturing operations. The restructuring program included the elimination of approximately 68 employees. In fiscal 2006, the Company recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severances, $1.0 million for operating lease write-offs, and $0.6 million for asset impairments. For the nine months ended December 31, 2006, the Company recorded an additional charge of approximately $2.2 million, consisting of $0.3 million for excess lease liability, $0.1 million for operating lease commitments and $2.5 million for asset impairments, offset by $0.7 million in workforce reduction liability adjustments. These actions are not anticipated to affect revenues from current products. We anticipate saving approximately $9.0 million annually as a result of this restructuring program.

In June 2006, the Company implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of approximately 20 employees. As a result of the June 2006 restructuring program, the Company recorded a charge of approximately $0.5 million, consisting of employee severances. We anticipate saving approximately $4.0 million annually as a result of this restructuring program.

4. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Net loss	$(4,172)	$584	$(18,878)	$(10,044)
Change in net unrealized gain (loss) on short-term investments	1,304	(3,608)	7,124	(2,696)
Foreign currency translation adjustment gain (loss)	249	(59)	50	(260)

Comprehensive loss	$(2,619)	$(3,083)	$(11,704)	$(13,000)

5. STOCKHOLDERS’ EQUITY

Preferred Stock

The Company’s Certificate of Incorporation allows for the issuance of up to 2.0 million shares of preferred stock in one or more series and permits the Company’s Board of Directors (“Board”) to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series so designated by the Board of Directors, without further vote or action by the stockholders.

Common Stock

At December 31, 2006 the Company had 630.0 million shares of common stock authorized for issuance. Issued and outstanding shares at December 31, 2006 and March 31, 2006, were approximately 281.8 million and 295.4 million, respectively.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 19.2 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At December 31, 2006, approximately 10.0 million shares had been issued under this plan and approximately 9.2 million shares were available for future issuance.

Stock Repurchase Program

On August 12, 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of its common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the nine months ended December 31, 2006, the

Company repurchased 6.2 million shares on the open market at a weighted average price of $3.23 per share. From the time the program was first implemented through December 31, 2006, the Company repurchased 15.6 million shares on the open market at a weighted average price of $3.01 per share. At December 31, 2006, $85.5 million remained available to repurchase shares under the stock repurchase program.

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

During the nine months ended December 31, 2006, the Company received $17.4 million in cash and 7.7 million shares of its common stock from open structured stock repurchase programs. At December 31, 2006, the Company had no structured stock repurchase agreements open. From the time of the stock repurchase program inception through December 31, 2006, the Company entered into structured stock repurchase agreements totaling $164.5 million. Upon settlement of these underlying agreements, the Company received $105.9 million in cash and 23.0 million shares of its common stock at an effective purchase price of $2.55 per share.

The table below is a summary of the Company’s repurchase program share activity for the nine months ended December 31, 2006 and 2005 (in thousands, except per share data):

	Nine Months Ended December 31,
	2006	2005
Open market repurchases:
Aggregate repurchase price	$20,137	$9,947
Repurchased shares	6,242	4,000

Average price per share	$3.23	$2.49

Structured agreements:
Shares acquired in settlement	7,695	12,787

Average price per share	$3.25	$2.74

Total shares acquired by repurchase or in settlement	13,937	16,787

Average price per share	$3.24	$2.68

Stock Options

The Company has in effect several stock option plans under which stock options have been granted to employees and non-employee directors. Certain of these plans allow the grant of restricted stock units. The option plans include two stockholder-approved plans (the 1992 Stock Option Plan and 1997 Directors’ Stock Option Plan) and four plans not approved by stockholders (the 2000 Equity Incentive Plan, Cimaron Communications Corporation’s 1998 Stock Incentive Plan assumed in the fiscal 1999 merger, and JNI Corporation’s 1997 and 1999 Stock Option Plans assumed in the fiscal 2004 merger). Certain other outstanding options were assumed through the Company’s various acquisitions.

The Board has delegated administration of these plans to the Compensation Committee, which generally determines eligibility, vesting schedules and exercise prices for options granted under the plans. Options and other stock awards under the plans expire not more than ten years from the date of grant and are generally exercisable upon vesting. Vesting generally occurs over four years. In fiscal 2006, stock options covering 5.1 million shares were granted with a 2.5-year vesting schedule. New hire grants generally vest and become exercisable at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant.

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

Restricted Stock Units

In addition, the Company grants restricted stock units pursuant to its 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires and non-employee members of the Company’s Board. Restricted stock units are share awards that upon vesting, will deliver to the holder, shares of the Company’s common stock. Generally, restricted stock units vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, restricted stock units will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.

Combined plan incentive information

Option activity under the Company’s stock incentive plans in the nine months ended December 31, 2006 is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)
Outstanding at the beginning of the period	54,096	$5.82	—
Granted and assumed	6,430	3.06	—
Exercises	(316)	0.80	—
Cancellations	(7,299)	6.24	—

Outstanding at the end of the period	52,911	$5.46	5.73

Vested at the end of the period	41,522	$6.12	5.21

The total pretax intrinsic value of options exercised during the nine months ended December 31, 2006 was $762,000. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2006 were as follows (in thousands, except exercise prices and years):

	Options Outstanding				Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price	Aggregate Pretax Intrinsic Value
$ 0.05 - $ 2.98	10,084	$2.34	$—	6.13	5,325	$2.30	$—
2.99 - 3.67	12,096	3.44	—	7.62	6,400	3.43	—
3.67 - 5.65	10,976	4.65	—	6.76	10,042	4.71	—
5.69 - 6.48	3,485	6.21	—	4.63	3,485	6.21	—
6.54 - 6.54	12,613	6.54	—	3.56	12,613	6.54	—
6.55 - 87.24	3,657	18.67	—	3.84	3,657	18.67	—

$ 0.05 - $87.24	52,911	$5.46	$14,188	5.73	41,522	$6.12	$7,692

The aggregate pretax intrinsic values in the preceding table were calculated based on the closing price of the Company’s common stock of $3.56 on December 31, 2006.

Restricted stock unit activity under the 2000 Equity Incentive Plan in the nine months ended December 31, 2006 is set forth below:

	Restricted Stock Units Outstanding
	Number of Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)
Balance at beginning of period	—	$—	—
Awarded during the period	125	3.20	—
Vested during the period	(9)	3.20	—
Cancelled during the period	(12)	3.20	—

Balance at end of period	104	$3.20	1.7

Based on the closing price of the Company’s common stock of $3.56 on December 31, 2006, the total pretax intrinsic value of all outstanding restricted stock units on that date was $370,000.

6. STOCK-BASED COMPENSATION

Effective April 1, 2006, the Company adopted SFAS 123(R), using the modified prospective method. This method does not require a revision of prior periods for comparative purposes. No change to the value of the awards granted prior to the adoption of SFAS 123(R) is required. However, awards granted and still unvested on the date of adoption will be attributed to expense under SFAS 123(R), including the application of the forfeiture rate on a prospective basis. The Company’s Condensed Consolidated Financial Statements as of and for the three and nine months ended December 31, 2006 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the three and nine months ended December 31, 2006 was $2.7 million and $7.9 million, respectively.

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

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation. This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is determined in accordance with SFAS 123(R) and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the three and nine months ended December 31, 2006, which is allocated as follows (in thousands, except per share data):

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Stock-based compensation expense by type of awards
Stock options	$2,701	$7,854
Restricted stock units	23	59

Total stock-based compensation expense	$2,724	$7,913

Effect on basic and diluted net loss per share:	$(.01)	$(.03)

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Stock Options
	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Expected life (years)	4.4	4.0	4.4	3.1
Volatility	56%	49%	55%	52%
Risk-free interest rate	4.6%	4.4%	4.8%	4.0%
Dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$1.69	$1.09	$1.79	$1.12

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

Expected Forfeitures. As stock-based compensation expense recognized in the Condensed Consolidated Statements of Income for the three and nine months ended December 31, 2006 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 5.73% for all stock options granted in fiscal 2007 based upon the average of expected forfeitures data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006
Stock-based compensation included in operating expenses:
Cost of revenues	$148	$439
Research and development	882	2,979
Selling, general and administrative	1,694	4,495

Total stock-based compensation expense	$2,724	$7,913

The weighted average fair value per share of the restricted stock units awarded in the nine months ended December 31, 2006 was $3.20, calculated based on the fair market value of the Company’s common stock on the respective grant dates.

The adoption of SFAS 123(R) will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2011 related to unvested share-based payment awards at December 31, 2006 is $16.7 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

In accordance with the requirements of the disclosure-only alternative of SFAS 123, set forth below is a pro forma illustration of the effect on net loss and net loss per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the three and nine months ended December 31, 2005 (in thousands, except per share data):

	Three Months Ended December 31, 2005	Nine Months Ended December 31, 2005
Net income (loss)—as reported	$584	$(10,044)
Plus: Reported stock-based compensation	1,458	4,443
Less: Fair value stock-based compensation	(8,661)	(23,380)

Net loss—pro forma	$(6,619)	$(28,981)

Reported basic net income (loss) per share	$0.00	$(0.03)

Reported diluted net income (loss) per share	$0.00	$(0.03)

Pro forma basic and diluted net loss per share	$(0.02)	$(0.10)

7. CONTINGENCIES

Legal Proceedings

In October 2001, a shareholder derivative lawsuit was filed against JNI Corporation (“JNI”) and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In January 2004, the plaintiff filed a notice of appeal. A motion to dismiss the appeal was filed by the defendants on the grounds that the plaintiff had lost standing because he no longer owned JNI shares. In October 2005, the court dismissed the appeal, finding the plaintiff had no standing to maintain the lawsuit. The California Supreme Court granted review of the Court of Appeal’s decision on January 4, 2006. On April 4, 2006, plaintiff filed his opening brief. The Company filed its answer brief on May 26, 2006. Plaintiff’s reply brief was filed on August 17, 2006. No date has been set for a hearing on this appeal.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act of 1934, as amended (“Exchange Act”) in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this court that have come to be known as the “IPO laddering cases.”

In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the issuer defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the court and by the issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. The Court has granted its preliminary approval of settlement subject to defendants’ agreement to modify certain provisions of the settlement agreements regarding contractual indemnification. JNI has accepted the Court’s proposed modifications. The court held a hearing for final approval of the settlement on April 24, 2006. On December 5, 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” The Circuit Court has ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc. Accordingly, the District Court’s decision on final approval of the settlement remains pending.

Various current and former directors and officers of the Company have been named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Applied Micro Circuits Derivative Litigation (N.D. Cal.) (The “Federal Action”); and three substantially similar consolidated stockholder derivative actions filed in California state court, captioned In re Applied Micro Circuits Corporation Shareholder Derivative Litigation (Santa Clara County Superior Court) (the “State Action”). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2005. Both actions assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, imposition of a constructive trust over the option contracts, and violations of Section 25402 of the California Corporations Code. The Federal Action also alleges that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Exchange Act. Both Actions seek to recover unspecified monetary damages against the individual defendants on behalf of the Company, restitution, rescission of the option contracts, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The Company is named as a nominal defendant in both the Federal and State Actions, thus no recovery against the Company is currently sought.

The Company and the individual defendants have filed motions to dismiss in both the Federal and State Actions. The hearing on the motion to dismiss, or in the alternative stay, the State Action is currently scheduled for February 13, 2007. The hearing on the motions to dismiss in the Federal Action is currently scheduled for February 26, 2007. The Company has also moved to stay discovery in the State Action, and discovery is currently stayed in the Federal Action. No trial date has been set in either Action.

Regulatory Proceedings

In June 2006, the Company received a request from the SEC to produce voluntarily certain documents concerning our historical stock option grant practices. The Company produced responsive documents and indicated its intent to cooperate fully with the SEC’s investigation.

In June 2006, the Company announced in a press release that it had received a Grand Jury subpoena from the U.S. Attorney’s Office for the Northern District of California relating to its historical stock option practices and that a parallel investigation had been initiated by the U.S. Attorney’s Office for the Southern District of California. The U.S. Attorney’s Office for the Northern District of California subsequently deferred the criminal investigation to the Southern District of California and withdrew its Grand Jury subpoena. In July 2006, the U.S. Attorney’s Office for the Southern District of California served the Company with a Grand Jury subpoena substantially similar to the subpoena previously issued by the Northern District of California.

The Company has been cooperating with the SEC and Department of Justice in connection with their investigations, including through in-person and telephone meetings between Company representatives and the staff of the SEC and Department of Justice, and through the provision of information and documents.

8. ACQUISITION OF QUAKE TECHNOLOGIES, INC.

On August 25, 2006, the Company acquired Quake Technologies, Inc. (“Quake”), a Delaware corporation, for $81.2 million in cash including merger costs. Of the amount paid, $12.0 million will be placed in escrow for at least one year in order to secure the indemnification obligations of Quake to the Company. In addition, the

Company assumed unvested stock options covering 1.7 million shares of the Company’s common stock that had a fair value of $3.5 million. The fair value of the unvested options was calculated using a Black-Scholes method and is being recorded as stock-based compensation over the requisite service period.

In connection with this transaction, the Company conducted valuations of the intangible assets acquired in order to allocate the purchase price in accordance with FASB Statement of Financial Accounting No. 141 (“SFAS 141”), Business Combinations. In accordance with SFAS 141, the Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the identifiable intangible assets. The Company recorded a charge of $13.3 million for purchased in-process research and development (“IPR&D”) expense. The amounts allocated to IPR&D were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. The purchase price in the transaction was allocated as follows (in thousands):

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

9. SUBSEQUENT EVENT

On January 29, 2007, the Company filed a definitive proxy statement with the SEC for its annual meeting of stockholders to be held on March 9, 2007. The proxy statement describes proposals to approve an exchange of certain stock options for a reduced number of restricted stock units granted under its 2000 Equity Incentive Plan, to amend and restate the Company’s 1992 Stock Option Plan (thereafter to be referred to as the 1992 Equity Incentive Plan) and to amend the Company’s Certificate of Incorporation to allow for a reverse stock split of its common stock in which any whole number of outstanding shares, between two and four, would be combined into one share of common stock and authorize our Board of Directors to select and file such amendment.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2006 and 2005. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

OVERVIEW

We are a leader in semiconductors and printed circuit board assemblies (“PCBAs”) for the communications and storage markets. We design, develop, market and support high-performance ICs and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs, for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, and gateways, metro transport platforms and core switches and routers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity serial advanced technology attachment (“SATA”) redundant array of integrated disks (“RAID”) controllers for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage, video, and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

The following tables present a summary of our results of operations for the three and nine months ended December 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Net revenues	$76,642	100.0%	$65,243	100.0%	$11,399	17.5%
Cost of revenues	37,799	49.3	30,017	46.0	7,782	25.9

Gross profit	38,843	50.7	35,226	54.0	3,617	10.3
Total operating expenses	46,023	60.1	40,897	62.7	5,126	12.5

Operating loss	(7,180)	(9.4)	(5,671)	(8.7)	1,509	26.6
Interest and other income, net	3,121	4.1	4,940	7.6	(1,819)	(36.8)

Loss before income taxes	(4,059)	(5.3)	(731)	(1.1)	3,328	455.3
Income tax expense (benefit)	113	0.1	(1,315)	(2.0)	1,428	108.6

Net income (loss)	$(4,172)	(5.4)%	$584	0.9%	$(4,756)	(814.4)

	Nine Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Net revenues	$222,685	100.0%	$194,851	100.0%	$27,834	14.3%
Cost of revenues	104,863	47.1	91,943	47.2	12,920	14.1

Gross profit	117,822	52.9	102,908	52.8	14,914	14.5
Total operating expenses	146,288	65.7	125,797	64.5	20,491	16.3

Operating loss	(28,466)	(12.8)	(22,889)	(11.7)	5,577	24.4
Interest and other income, net	9,915	4.5	11,881	6.1	(1,966)	(16.5)

Loss before income taxes	(18,551)	(8.3)	(11,008)	(5.6)	7,543	68.5
Income tax expense (benefit)	327	0.1	(964)	(0.5)	1,291	133.9

Net loss	$(18,878)	(8.4)%	$(10,044)	(5.1)%	$8,834	88.0

Net Revenue. We generate revenues primarily through sales of our IC products, embedded processors and PCBAs to original equipment manufacturers (“OEMs”), such as Alcatel, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Lucent, Ericsson, NEC, Nortel, Siemens, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market we generate revenues primarily through sales of our SATA RAID controllers to our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, value added resellers, systems integrators and retail consumers.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products;

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets; and

•	general economic and market conditions in the semiconductor industry and communications markets.

For these and other reasons, our net revenue and results of operations for the three and nine months ended December 31, 2006 and 2005 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues for the three and nine months ended December 31, 2006 and 2005 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Avnet	26%	24%	26%	19%
Sanmina	*	14%	*	11%

*	Less than 10% of total net revenues for period indicated.

On July 5, 2005, Avnet acquired Insight Electronics. For purposes of the table above, the shipments to Insight Electronics and Avnet were retroactively combined for all periods presented.

Looking through product shipments to distributors and subcontractors to the end customers, to the best of our knowledge, net revenues to end customers that exceeded 10% of total net revenues for the three and nine months ended December 31, 2006 and 2005 were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Nortel Networks	*	13%	*	12%

We expect that our largest customers will continue to account for a substantial portion of our net revenue in 2007 and for the foreseeable future.

Net revenues by geographic region were as follows (dollars in thousands):

	Three Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$35,182	45.9%	$27,150	41.6%
Other North America	3,625	4.7	9,213	14.1
Europe and Israel	11,910	15.5	10,409	16.0
Asia	25,712	33.5	18,246	28.0
Other	213	0.4	225	0.3

	$76,642	100.0%	$65,243	100.0%

	Nine Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$95,008	42.7%	$88,545	45.4%
Other North America	19,973	9.0	21,262	10.9
Europe and Israel	37,261	16.7	35,583	18.3
Asia	69,388	31.2	49,100	25.2
Other	1,055	0.4	361	0.2

	$222,685	100.0%	$194,851	100.0%

All of our revenue to date has been denominated in U.S. dollars.

Net Loss. Our net loss was $4.2 million and $18.9 million for the three and nine months ended December 31, 2006, respectively, compared to net income of $0.6 million and net loss of $10.0 million for the three and nine months ended December 31, 2005, respectively, representing an increase in our net loss of $4.8 million and $8.9 million, respectively. This increase in our net loss was primarily as a result of a $13.3 million charge for acquired in-process research and development from our acquisition of Quake in August 2006. In addition, we had higher operating expenses for the three and nine months ended December 31, 2006 when compared to the three and nine months ended December 31, 2005 which included a $5.0 million and $7.9 million increase in selling, general and administrative expenses, respectively and a $1.1 million and $1.3 million increase in research and development expenses, respectively, resulting primarily from the impact of the acquisition of Quake. This increase was offset by the impact of higher gross profits resulting from higher revenues and a decline in restructuring charges of $1.3 million and $2.2 million during the three and nine months ended December 31, 2006, respectively, when compared to the three and nine months ended December 31, 2005. For a detailed analysis of the components that contribute to our net loss, refer to the section titled “Results of Operations”.

Our net loss has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	amortization of purchased intangibles;

•	goodwill impairment charges;

•	restructuring expenses (benefits); and

•	income tax expenses (benefits).

Since the start of fiscal 2004, we have invested a total of approximately $391.7 million (excluding stock compensation) in the research and development of new products, including higher-speed, lower-power and lower cost products, products that combine the functions of multiple existing products into single highly-integrated products, and other products to complete our portfolio of communications and storage products. We have not generated significant revenues from products developed during this time because for most of the products developed by us, due to their complexity and the complexity of our OEM customers’ equipment, it often takes several years to complete development and qualification. In addition, the downturn in the telecommunications market has severely impacted our customers and has resulted in significantly less demand for the quantity of these products than expected when some of the developments commenced and, as a result of restructuring activities, we discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

Over the last several years, we have undertaken significant restructuring activities in an effort to reduce operating costs. In addition, in an effort to diversify our customer base and markets that we serve and to maintain revenue growth, we have also made several acquisitions. In September 2003 and January 2004, we purchased assets and licensed intellectual property associated with IBM’s PowerPRS Switch Fabric product line, or the PRS Business, for approximately $51.0 million in cash to complement our existing communications products portfolio. In October 2003, we completed the acquisition of all outstanding shares of JNI, a provider of Fibre Channel hardware and software products for storage networks, for approximately $196.4 million in cash. In April 2004, we completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions, for a purchase price of approximately $145.0 million in cash. In May 2004 and December 2004, we acquired intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC standard products for approximately $232.0 million in cash. The PowerPC 400 series product line targets Internet, communication, data storage, consumer and imaging applications. In August 2006, we acquired Quake, a leader in 10 Gigabit Ethernet (10GE) physical layer technology for approximately $81.2 million in cash.

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

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, reducing our future demand estimate to six months could increase our current reserve balance by approximately $11.2 million as of December 31, 2006. Alternatively, increasing our future demand forecast to 18 months could reduce our exposure by approximately $0.2 million as of December 31, 2006. Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure and changes to master purchase agreements with our larger customers. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce our gross margins. Additional change to negotiated master purchase agreements could result in increased warranty reserves and unfavorably impact present and future gross margins.

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

RESULTS OF OPERATIONS

Net Revenues. Net revenues for the three and nine months ended December 31, 2006 were $76.6 million and $222.7 million, respectively, representing an increase of 17.5% and 14.3% from the net revenues of $65.2 million and $194.9 million for the three and nine months ended December 31, 2005, respectively. We classified our revenues into three categories based on markets that the underlying products serve. The categories were integrated communication products (“ICP”), storage and other. We use this information to analyze the performance and success in these markets. The increase in total net revenues was primarily attributable to an increase in our ICP revenues. See the following tables (dollars in thousands):

	Three Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
ICP	$61,982	80.9%	$52,893	81.0%	$9,089	17.2%
Storage	13,775	18.0	11,714	18.0	2,061	17.6
Other	885	1.1	636	1.0	249	39.2

	$76,642	100.0%	$65,243	100.0%	$11,399	17.5

	Nine Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
ICP	$180,987	81.3%	$151,749	77.9%	$29,238	19.3%
Storage	38,328	17.2	38,372	19.7	(44)	(0.1)
Other	3,370	1.5	4,730	2.4	(1,360)	(28.8)

	$222,685	100.0%	$194,851	100.0%	$27,834	14.3

The ICP revenue increased for the three and nine months ended December 31, 2006, largely due to an increase in the sales volume of our ICP products and in particular, an increase in sales of our new embedded products. In addition, storage revenues increased 17.6% for the three months ended December 31, 2006, compared to the three months ended December 31, 2005. Storage revenues increased primarily due to new product introductions and our efforts to enhance our sales channels in Europe. This revenue increase was offset by a decline due to the discontinuance of our Fibre Channel Host Adapter business. Storage revenues for the nine months ended December 31, 2006, compared with the nine months ended December 31, 2005, declined marginally due to the effect of the discontinuance of our Fibre Channel Host Adapter business which was offset by new product introductions and our efforts to enhance our sales channels in Europe. Our other revenues increased by 39.2% during the three months ended December 31, 2006 compared to the three months ended December 31, 2005. However, our other revenues for the nine months ended December 31, 2006 decreased by 28.8% compared to the nine months ended December 31, 2005. This decrease was due to our focus on new product development. We will continue to see our other revenues decline as we focus our efforts on new product development.

As a result of our efforts to reduce ongoing operating expenses, we have refocused our product development efforts on higher growth opportunities (“focus” products) and away from certain legacy products (“nonfocus” products). Product areas we have focused on are products that process, transport and store information. Our process technology products focus on utilizing our sixth generation of network processor cores and our Power Architecture portfolio to meet the needs of the converged internet protocol (“IP”)/Ethernet network while the transport technology products focus on Metro Ethernet, Triple Play access technologies and error correction solutions. The storage technology products address the needs of mass storage based on high performance sequential input/output (I/O). The nonfocus product areas are our legacy switching products, application-specific integrated circuits (“ASICs”), Fibre Channel host bus adapters (“HBAs”), storage area network (“SAN”) ICs, pointer processors, and legacy framers. We expect the revenues from our nonfocus products to continue to decline in the future.

The following tables illustrate revenue from our focus and nonfocus areas (dollars in thousands):

	Three Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Focus	$66,971	87.4%	$52,877	81.0%	$14,094	26.7%
Nonfocus	9,671	12.6	12,366	19.0	(2,695)	(21.8)

	$76,642	100.0%	$65,243	100.0%	$11,399	17.5

	Nine Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Focus	$190,433	85.5%	$151,260	77.6%	$39,173	25.9%
Nonfocus	32,252	14.5	43,591	22.4	(11,339)	(26.0)

	$222,685	100.0%	$194,851	100.0%	$27,834	14.3

Gross Profit. The following tables present net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Net revenues	$76,642	100.0%	$65,243	100.0%	$11,399	17.5%
Cost of revenues	37,799	49.3	30,017	46.0	7,782	25.9

Gross profit	$38,843	50.7%	$35,226	54.0%	$3,617	10.3

	Nine Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Net revenues	$222,685	100.0%	$194,851	100.0%	$27,834	14.3%
Cost of revenues	104,863	47.1	91,943	47.2	12,920	14.1

Gross profit	$117,822	52.9%	$102,908	52.8%	$14,914	14.5

The increase in gross profit for the three and nine months ended December 31, 2006 was primarily attributable to the overall increase in net revenues. The gross profit percentage for the three months ended December 31, 2006 declined to 50.7% compared to 54.0% for the three months ended December 31, 2005. This decline was primarily due to product mix changes and inventory write downs offset by cost improvements and $2.0 million in additional gross profit relating to an arrangement with a customer to buy down a part of its future commitment to purchase products from us. There was no significant change in the gross profit percentage for the nine month period ended December 31, 2006 and 2005.

The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2006 was $4.9 million and $12.5 million, respectively, compared to $3.6 million and $14.0 million for the three and nine months ended December 31, 2005, respectively. Based on the amount of capitalized purchased intangible assets on the balance sheet as of December 31, 2006, we expect amortization expense for purchased intangibles charged to cost of revenues to be $17.4 million in fiscal 2007, $18.4 million in fiscal 2008, and $41.3 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses. The following tables present research and development and selling, general and administrative expenses for the three and nine months ended December 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Research and development	$24,550	32.0%	$23,429	35.9%	$1,121	4.8%
Selling, general and administrative	$20,056	26.2%	$15,022	23.0%	$5,034	33.5%

	Nine Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Research and development	$72,242	32.4%	$70,934	36.4%	$1,308	1.8%
Selling, general and administrative	$54,368	24.4%	$46,484	23.9%	$7,884	17.0%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses for the three and nine month periods ended December 31, 2006, compared to the three and nine months ended December 31, 2005, was primarily due to increased personnel and other expenses related to the acquisition of Quake, offset by a decrease in project expenses. For the three month ended December 31, 2006, R&D expenses increased by 4.8%compared to the three months ended December 31, 2005, primarily due to an increase of $1.3 million in personnel expenses and $1.4 million in intellectual property expenses, offset by a decrease of $1.3 million in foundry expenses and $0.3 million in software expenses. For the nine months ended December 31, 2006, R&D expenses increased by 1.8% compared to the nine months ended December 31, 2005, primarily due to an increase of $3.3 million for intellectual property, $1.0 million for outside contractor expenses and $1.0 million for stock-based compensation expense, offset by a decrease of $1.8 million in foundry expenses, $1.4 million in software costs and $0.7 million in test expenses. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative ICP and storage products. Currently, R&D expenses are focused on the development of ICP and storage products and we expect to continue this focus. Future acquisitions of businesses may result in substantial additional on-going costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 33.5% for the three months ended December 31, 2006 compared to the three months ended December 31, 2005, was primarily due an increase of $2.7 million in professional and legal fees as a result of our self-initiated review of the historical stock option granting policies, $1.3 million in personnel-related expenses, principally related to our newly acquired Quake operations, and $0.9 million for stock-based compensation. The increase in SG&A expenses of 17.0% for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005, was primarily due to an increase of $4.4 million in professional and legal fees as a result of our self-initiated review of the historical stock option granting policies, $2.1 million in personnel-related expenses, $2.1 million related to stock based compensation and $0.9 million sales commissions, offset by a decrease of $1.6 million in facilities cost. We expect to continue to incur professional and legal fees as we have pending derivative litigation and regulatory proceedings related to our review of our stock option granting practices. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation. The following tables present stock-based compensation expense for employees engaged in R&D and SG&A activities, which expense is included in the tables above, for the three and nine months ended December 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended December 31,
	2006(1)		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Cost of revenues	$148	0.2%	$21	0.0%	$127	604.8%
Research and development	882	1.2	654	1.0	228	34.9
Selling, general and administrative	1,694	2.2	783	1.2	911	116.3

	$2,724	3.6%	$1,458	2.2%	$1,266	86.8

	Nine Months Ended December 31,
	2006(1)		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Cost of revenues	$439	0.2%	$68	0.0%	$371	545.6%
Research and development	2,979	1.3	2,024	1.0	955	47.2
Selling, general and administrative	4,495	2.1	2,351	1.2	2,144	91.2

	$7,913	3.6%	$4,443	2.2%	$3,470	78.1

(1)	The amounts included in the three and nine months ended December 31, 2006 reflect the adoption of SFAS 123(R). In accordance with the modified prospective transition method, our unaudited condensed consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Notes 1 and 6 of Notes to Consolidated Financial Statements.

The adoption of SFAS 123(R) will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall liquidity. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2011 related to unvested share-based payment awards at December 31, 2006 is $16.7 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that we grant additional equity awards to employees or assume unvested equity awards in connection with acquisitions.

For the three and nine months ended December 31, 2005, stock-based compensation expense represents the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. Stock-based compensation charges, including amounts charged to cost of revenues, were $1.5 million and $4.4 million for the three and nine months ended December 31, 2005, respectively.

Restructuring Charges. The following tables present restructuring charges for the three and nine months ended December 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Restructuring charges	$67	0.0%	$1,339	2.1%	$(1,272)	(95.0)%

	Nine Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Restructuring charges	$2,733	1.2%	$4,898	2.5%	$(2,165)	(44.2)%

In April 2003, we announced a restructuring program that consisted of a workforce reduction of 185 employees, consolidation of excess facilities and fixed asset disposals. We recognized a total of $23.8 million restructuring cost related to this restructuring program. The restructuring costs consisted of approximately $5.7 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write-off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit in November 2003 related to the reoccupation of a portion of a building in San Diego and an adjustment for overestimated severance to be paid.

In July 2005, we implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. This restructuring program consisted of the elimination of approximately 40 employees, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring, we recorded a charge of approximately $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of facilities.

In March 2006, we communicated and began implementation of a plan to exit our operations in France and India and reorganize part of our manufacturing operations. The restructuring program included the elimination of approximately 68 employees. In fiscal year 2006, we recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severance, $1.0 million for operating leases write-offs, and $0.6 million for asset impairments. For the nine months ended December 31, 2006, the Company recorded an additional charge of approximately $2.2 million, consisting of $0.3 million for excess lease liability, $0.1 million for operating lease commitments and $2.5 million for asset impairments, offset by $0.7 million in workforce reduction liability adjustments. These actions are not anticipated to affect revenues from current products. We anticipate saving approximately $9.0 million annually as a result of this restructuring program.

In June 2006, we implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of approximately 20 employees. As a result of the June 2006 restructuring, we recorded a charge of approximately $0.5 million, consisting of employee severances. We anticipate saving approximately $4.0 million annually as a result of this restructuring program.

Interest and Other Income, net. The following tables present interest and other income (expense), net for the three and nine months ended December 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$3,028	4.0%	$4,251	6.5%	$(1,223)	(28.8)%
Other income, net	$93	0.1%	$689	1.1%	$(596)	(86.5)%

	Nine Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$9,623	4.3%	$11,724	6.0%	$(2,101)	(17.9)%
Other income, net	$292	0.1%	$157	0.1%	$135	86.0%

Net Interest Income. Net interest income, net of management fees, reflects interest earned on cash and cash equivalents and short-term investment balances as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt and capital lease obligations. The decrease for the three and nine months ended December 31, 2006 is primarily due to lower coupon interest rates and from lower cash and short-term investment balances.

Other Income (Expense), net. Other income (expense), net for the three and nine months ended December 31, 2006 includes income from subleased property and for the three and nine months ended December 31, 2005 includes realized losses on foreign currency hedges and net gains on disposals of property and equipment.

Income Taxes. The following tables present our income tax expense for the three and nine months ended December 31, 2006 and 2005 (dollars in thousands):

	Three Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Income tax expense (benefit)	$113	0.1%	$(1,315)	(2.0)%	$1,428	108.6%

	Nine Months Ended December 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Income tax expense (benefit)	$327	0.1%	$(964)	(0.5)%	$1,291	133.9%

The federal statutory income tax rate was 35% for the three and nine months ended December 31, 2006 and 2005. Our income tax expense in fiscal 2007 and 2006 primarily reflects estimated foreign taxes and alternative minimum taxes. Our income tax benefit in the three and nine months ended December 31, 2005 relates to the reversal of a $1.1 million tax contingency accrual at our Israeli subsidiary. The contingency was originally set up in fiscal 2005 when we violated the terms of a tax holiday when we decided to exit our operations in Israel. As a result of a letter we received from the Israeli authorities which cleared us of any tax exposure, we reversed the contingent accrual.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2006, our principal source of liquidity consisted of $261.0 million in cash, cash equivalents and short-term investments. Working capital as of December 31, 2006 was $290.4 million. Total cash, cash equivalents, and short-term investments decreased by $9.1 million during the nine months ended

December 31, 2006 primarily as a result of our purchases of equipment, stock repurchase program and net cash paid for acquisitions. At December 31, 2006, we had contractual obligations not included on our balance sheet totaling $47.4 million, primarily related to facilities leases, engineering design software tool licenses and inventory purchase commitments.

For the nine months ended December 31, 2006, we generated $0.1 million in cash from our operations compared to using $1.9 million for our operations in the nine months ended December 31, 2005. Our net loss of $18.9 for the nine months ended December 31, 2006 included $48.8 million of non-cash charges such as $6.5 million of depreciation, $18.6 million of amortization of purchased intangibles, $13.3 million in acquired in-process research and development, $7.9 million of stock-based compensation charges recorded in accordance with SFAS 123(R) and $2.5 million in non-cash restructuring charges. The remaining change in operating cash flows for the nine months ended December 31, 2006 primarily reflected increases in our accounts receivable, inventories and other assets and decreases in accounts payable, accrued payroll and other accrued liabilities and deferred revenue. The increase in our accounts receivable balance is attributable primarily to accounts receivable relating to the acquisition of Quake of $1.9 million in August 2006, change in days sales outstanding from 35 days for the period ended March 31, 2006 to 42 days for the period ended December 31, 2006, and an increase attributable to higher revenues. The increase in our inventory is attributable primarily to inventories related to the acquisition of Quake of $2.9 million in August 2006 and organic growth to serve our longer term inventory requirements. Our net loss of $10.0 million for the nine months ended December 31, 2005 included $34.8 million of non-cash charges such as $10.1 million of depreciation, $17.5 million of amortization of purchased intangibles, $4.4 million of stock-based compensation charges recorded in accordance with SFAS 123(R) and $2.8 million in non-cash restructuring charges. Included in operating cash flows for the nine months ended December 31, 2005 was a payment of $29.3 million for the settlement of the shareholder lawsuit filed in April 2005. The remaining change in operating cash flows for the nine months ended December 31, 2005 primarily reflected increases in our inventories and accounts payable offset by decreases in accounts receivable, other assets, accrued payroll and other accrued liabilities, and deferred revenue.

We used $6.6 million of cash in investing activities during the nine months ended December 31, 2006, compared to generating cash of $25.4 million during the nine months ended December 31, 2005. During the nine months ended December 31, 2006, we used $72.0 million net cash for the Quake acquisition, $1.5 million for strategic investments and $5.8 million for the purchase of property, equipment and other assets, offset by net proceeds of $72.7 million from short-term investment activities. During the nine months ended December 31, 2005, we generated net proceeds of $35.5 million from short-term investment activities offset by strategic investments of $3.5 million and net purchases of property, equipment and other assets of $6.6 million.

We used $2.6 million of cash for the nine months ended December 31, 2006 for financing activities compared to using $57.9 million for the nine months ended December 31, 2005. The major financing use of cash for the nine months ended December 31, 2006 was open market repurchase of our stock for $20.1 million offset by funds received from structured stock repurchase programs of $17.4 million and the sales of common stock through employee stock options. The major financing use of cash for the nine months ended December 31, 2005 was related to the funding of structured stock repurchase programs offset by sales of common stock through employee stock options and employee stock purchase plan.

On August 25, 2006, we acquired Quake. Under the terms of the Merger Agreement, we acquired Quake’s net tangible assets and intellectual property for $81.2 million in cash, including merger costs. Of the amount paid, $12.0 million will be placed in escrow for at least one year in order to secure the indemnification obligation of Quake.

On August 12, 2004, our board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. During the nine months ended December 31, 2006, we repurchased 6.2 million shares on the open market at a weighted average price of $3.23. From the time the program was first implemented through December 31, 2006, we repurchased on the open market 15.6 million shares at a weighted average price of $3.01 per share. At December 31, 2006, $85.5 million remained available to repurchase shares under the authorized program, as amended.

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

During the nine months ended December 31, 2006, we received $17.4 million in cash and 7.7 million in shares from open structured stock repurchase programs. At December 31, 2006, we had no structured stock repurchase agreements open. From the time of the stock repurchase program inception through December 31, 2006, the Company entered into structured stock repurchase agreements totaling $164.5 million. Upon settlement of these underlying agreements, the Company received $105.9 million in cash and 23.0 million shares of its common stock at an effective purchase price of $2.55 per share.

The table below is a summary of our repurchase program share activity for the nine months ended December 31, 2006 and 2005 (in thousands, except per share data):

	Nine Months Ended December 31,
	2006	2005
Open market repurchases:
Aggregate repurchase price	$20,137	$9,947
Repurchased shares	6,242	4,000

Average price per share	$3.23	$2.49

Structured agreements:
Shares acquired in settlement	7,695	12,787

Average price per share	$3.25	$2.74

Total shares acquired by repurchase or in settlement	13,937	16,787

Average price per share	$3.24	$2.68

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

The following table summarizes our contractual obligations not included on the balance sheet as of December 31, 2006 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal years ending:

Three months ending March 31, 2007	$565	$23,508	$24,073
2008	6,523	—	6,523
2009	13,029	—	13,029
2010	3,283	—	3,283
2011	448	—	448

Total	$23,848	$23,508	$47,356

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2006, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $221.0 million and a cost basis of $225.9 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2006 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of December 31, 2006	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$235,185	$230,258	$225,503	$220,995	$216,757	$212,831	$209,130

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

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2006. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2006.

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

In December 2004, the Financial Accounting Standards Board issued revised Statement of Financial Accounting Standards 123 (“SFAS 123(R)”), Share-Based Payment which requires companies to expense employee stock options and other stock-based awards for financial reporting purposes. Pursuant to SFAS 123(R), in April 2006 we began valuing our employee stock option grants pursuant to an option valuation model, and then amortizing that value against our reported earnings over the vesting period in effect for those options. Prior to our adoption of SFAS 123(R), we accounted for stock-based awards to employees in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and utilized the disclosure-only alternative of SFAS 123 and SFAS 128, each of which was superseded by SFAS 123(R). The change in accounting treatment resulting from SFAS 123(R) will materially and adversely affect our reported results of operations as stock-based compensation expense is charged directly against our reported earnings. For an illustration of the effect of the new accounting treatment on our recent results of operations, see Note 1 of our Notes to Consolidated Financial Statements.

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

If we are unable to transition our accounting function smoothly, our ability to report our financial results accurately or on a timely basis may be adversely affected. *

We are in the process of transitioning a majority of our accounting function from San Diego to Sunnyvale. This also involves rebuilding the accounting team for positions that do not relocate to Sunnyvale. If we are unable to complete the transition to the new team in a smooth and effective manner, it may adversely impact our ability to report our financial results accurately or in a timely fashion. The inability to transition in an effective manner could also have an adverse impact on our internal control environment and may cause us to have material weaknesses in our internal controls over financial reporting and consequently may cause our management or our independent registered public accounting firm to determine our internal controls are ineffective. The existence of any or all of the conditions detailed above may cause us to lose public confidence, may jeopardize the continued listing of our common stock, could have an adverse impact on our business and adversely impact the market price of our common stock.

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

The process of restating our financial statements, making the associated disclosures, and complying with SEC requirements was subject to uncertainty and evolving requirements. *

We worked with our independent registered public accounting firm and the SEC to make our filings comply with all related requirements. The issues surrounding the historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that further SEC and other requirements will not evolve and that we will not be required to further amend this filing. In addition to the cost and time to amend financial reports, such an amendment may have a material adverse affect on investors and our common stock price.

If we do not maintain compliance with Nasdaq listing requirements, our common stock could be delisted, which could have a material adverse effect on the trading price of our common stock and cause some investors to lose interest in our company. *

As a result of our option investigation, we were delinquent in filing certain of our periodic reports with the SEC, and consequently we were not in compliance with Nasdaq’s Marketplace Rules. As a result, we underwent a review and hearing process with Nasdaq to determine our listing status. Once we filed the delinquent periodic reports with the SEC, Nasdaq permitted our securities to remain listed on the Nasdaq Global Select Market, but our securities could be delisted in the future if we do not maintain compliance with applicable listing requirements. Being delisted could affect our access to the capital markets and our ability to raise capital through alternative financing sources on terms acceptable to us or at all and could cause our investors, suppliers, customers and employees to lose confidence in us.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. At December 31, 2006, we had $422.0 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

Any acquisitions we make could disrupt our business and harm our results of operation and financial condition.

In August 2006, we acquired Quake Technologies, Inc. (“Quake”), and we may make additional investments in or acquire other companies, products or technologies. These acquisitions involve numerous risks, including:

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

JNI, which we acquired in October 2003, has a number of pending lawsuits relating to alleged securities law violations and alleged breaches of fiduciary duty. We believe that the claims pending against JNI are without merit, and we have engaged in a vigorous defense against such claims. If we are not successful in our defense against such claims, we could be forced to make significant payments to the plaintiffs and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial costs including, but not limited to, attorney and expert fees, and divert management’s attention and resources, which could have an adverse effect on our business. Although insurers have paid defense costs to date, we cannot assure you that insurers will continue to pay such costs, judgments or other expenses associated with the lawsuit.

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

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

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

Date: February 9, 2007

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)