Form 10-K
period 2007-03-31
APPLIED MICRO CIRCUITS CORP
filed 2007-05-30
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-23193

APPLIED MICRO CIRCUITS CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	94-2586591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Moffett Park Drive, Sunnyvale, CA	94089
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (408) 542-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Registrant’s common stock on September 29, 2006 (the last business day of the registrant’s second quarter of fiscal 2007) as reported on the Nasdaq Global Select Market, was approximately $810,671,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.

There were 283,211,191 shares of the registrant’s Common Stock issued and outstanding as of April 30, 2007.

APPLIED MICRO CIRCUITS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2007

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

Applied Micro Circuits Corporation was incorporated and commenced operations in California in 1979. AMCC was reincorporated in Delaware in 1987. Our principal executive offices are located at 215 Moffett Park Drive, Sunnyvale, California 94089, and our phone number is 408-542-8600. Our website is located at www.amcc.com. The information that can be accessed on or through our website is not intended to be part of this report. Various documents concerning us that are electronically filed with or furnished to the SEC, including our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K are available, free of charge, on our website. You may read and copy materials that we file with or furnish to the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains the reports, proxy statements and other information that we file or furnish. The address of the SEC website is http://www.sec.gov. Our common stock trades on the Nasdaq Global Select Market under the symbol “AMCC”.

Overview

AMCC is a leader in semiconductors and printed circuit board assemblies (“PCBAs”) for the communications and storage markets. We design, develop, market and support high-performance integrated circuit (“IC”) products, embedded processors, and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, and gateways, metro transport platforms and core switches and routers. We generate revenues in the communications market primarily through sales of our IC products, embedded processors and PCBAs to original equipment manufacturers (“OEMs”) such as Alcatel-Lucent, Ciena, Cisco, Ericsson, Brocade, Fujitsu, Hitachi, Huawei, Juniper, NEC, Nokia, Nokia Siemens Networks, Nortel, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity Serial Advanced Technology Attachment (“SATA”) Redundant Array of Integrated Disks (“RAID”) controllers for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage (“NAS”), video and high-performance computing. We generate revenues in the storage market primarily through sales of our SATA RAID controllers through our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, value added resellers (“VARs”), systems integrators and retail consumers.

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

The increase in volume and complexity of network traffic has led to the development of new technologies for more efficient networks. These technologies provide substantially greater transmission capacity, are less error prone and are easier to maintain than copper networks. These more efficient networks carry high-speed traffic in the form of electrical and optical signals that are transmitted and received by complex networking equipment. To ensure that this equipment and the various networks can communicate with each other, OEMs and makers of semiconductors have developed numerous communications standards and protocols for the industry. For example, the Synchronous Optical Network (“SONET”) standard in North America and Japan and the Synchronous Data Hierarchy (“SDH”) standard in the rest of the world, became the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. With data and video traffic being added in abundance to voice traffic, Optical Transport Network (“OTN”) emerged as a transmission protocol complementary to SONET/SDH to optimize bandwidth utilization. Many service providers deploy equipment that handles this protocol because it can support a higher volume of voice, data, video and multimedia applications simultaneously at a lower infrastructure cost. With exponential increases in data traffic and very modest increases in voice traffic, data has become the dominant traffic over all networks today. Internet Protocol (“IP”) is a popular packet based transport protocol that maintains network information and routes packets across networks. IP is becoming increasingly popular as the quality of service for time sensitive packets improves. In addition, access technologies such as 10 Gigabit Ethernet and passive optical networking (“PON”) are increasing the complexity and bandwidth requirements of the network.

The Storage Industry

Storage spending represents a significant percentage of information technology (“IT”) budgets for most enterprises. New regulations such as those issued under the Sarbanes-Oxley Act of 2002, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and those governing the finance industry have driven continued strong demand for high-capacity storage within the enterprise and within a wide variety of vertical markets. The volume of data generated and stored digitally has grown dramatically over the last decade and managing that data is one of the most difficult challenges facing IT organizations today. The enormous growth in storage capacities is also impacting the type of storage being implemented. IT managers across industries are considering less expensive storage technologies to stretch their budgets by reassessing their storage needs and implementing topologies and technologies that are appropriate to the criticality of their stored information. New drive interface technologies such as SATA, provide a much lower cost alternative to traditional enterprise drives. SATA disk drives are rapidly being deployed in secondary storage applications such as back up, archival and near-line storage or the storage of infrequently accessed data.

All high-performance storage systems implement RAID technology, which manages the storage and retrieval of information to and from the disk drives in the server or storage device. With the need to ensure data availability for many years beyond its creation, RAID has become a critical application in the data compliance life-cycle. RAID is a technology in which data is stored in a distributed manner across multiple disk drives to improve system performance and to enhance fault tolerance and the ability to survive a hard drive failure. RAID dramatically improves disk access times and provides real time data recovery, with uninterrupted access, and can increase system uptime and continuous network availability even when a hard drive failure occurs.

AMCC Strategy

AMCC provides the essential building blocks for the processing, transporting and storing of information worldwide. AMCC is a leader in network and embedded Power Architecture™ processing, optical transport and storage solutions. Our products enable the development of converged IP-based networks offering high-speed secure data, high-definition video and high-quality voice for carrier, metropolitan, access and enterprise applications. AMCC provides networking equipment vendors with industry-leading network and communications processing, Ethernet, SONET/SDH and switch fabric solutions.

We have focused our product development efforts on high growth opportunities for processing, transporting, and storing information. Our strategy for each of these areas is as follows:

Processing

We are continuing to invest in products based on the Power Architecture. This standard processor architecture, developed by IBM, is the leading architecture within the communications market for high-performance embedded systems. Many of our customers’ products require embedded processing solutions for management, control and data plane functionality. Our products combine the embedded central processing unit (“CPU”) core with peripheral functionality to create optimum solutions for applications such as wireless base-stations, storage controllers, WiFi access points, and network switch and routing products. We also have substantial expertise in special purpose network processing architectures for data path processing. Products based on these architectures are broadly deployed and continue to be designed into major telecommunications and networking equipment. We are developing integrated products that leverage the general purpose embedded processing capabilities of the Power Architecture with the high performance and specialized capabilities of our network processing architectures to create combined data and control plane solutions that are ideally suited for converged IP-based networks. Additionally, due to the general-purpose nature of our processors many of our processing products find their way into auxiliary markets such as printers, storage devices and other consumer electronic devices.

Transporting

Our transport technology product’s historical focus has been on the SONET/SDH optical telecommunications infrastructure where we are a leading vendor. Currently, AMCC’s transport products sell into both the Telecom and Datacom markets. In the Telecom Market, emerging Metro Ethernet and Residential Triple Play applications such as internet protocol television (“IPTV”) and OTN are driving substantial investments in optical infrastructure deployments. These new deployments are increasingly based on Metro or Carrier Class Ethernet.

In the Datacom market, the data center enterprise networks are migrating from Gigabit Ethernet (“GE”) to 10GE. Their transition is still early but is expected to grow exponentially once the technology is proven.

We are focusing our current transport investments on these high growth market opportunities while continuing to service the SONET/SDH market with a broad portfolio of physical layer (“PHY”), clock and data recovery (“CDR”), forward error correction (“FEC”) and SONET/SDH mapper.

Storing

The storage technology products deliver high-port count SATA RAID controllers and RAID processors for high-performance, high-capacity storage applications that demand very high levels of data protection. AMCC blends systems and software expertise to deliver highly reliable storage solutions for emerging storage applications such as disk-to-disk backup, near-line storage, NAS, video, external storage and high-performance computing.

Products and Customers

Integrated Communications Products

Our integrated communications products are used in a wide variety of communications equipment, including routers, optical and digital cross connects, next-generation voice and media gateways, add/drop multiplexers, multi service provisioning platforms, multi service switches, digital subscriber line access multiplexers (“DSLAMs”) and wireless base stations and access points. We provide our customers with a complete portfolio of IC products, including physical layer products such as transceivers, overhead processing products such as framers and mappers, and higher layer products such as Power Architecture based embedded processors, network processors, traffic managers and switch fabrics.

Physical Layer Products:     The Open System Interconnect (“OSI”) model defines a networking framework for implementing protocols in seven layers. Control is passed from one layer to the next, starting at the application layer in one station, proceeding to the bottom layer, over the channel to the next station and back up the hierarchy. Our PHY ICs, transmit and receive signals in a very high-speed serial format that reduces overall system “noise” through the inclusion of highly efficient dispersion compensation methodologies. This low noise capability permits the transmission of signals over greater distances with fewer errors. Our PHY ICs also convert high-speed serial formats to low-speed parallel formats for the framing layer and vice versa. We introduced our first generation of physical layer products in 1993. We have since developed several generations of these products improving cost, power, functionality, and performance. The past year saw a tremendous increase in growth of our 2.5GHz and 10GHz PHY products. Our market growth in this area is significant and was led by our S19235, S19237, S19250 and S19252 10G Telecom PHY products. These devices are not only market leaders in the established SONET/SDH network infrastructure but also play well in the emerging OTN network infrastructure. These products set a new standard for performance and power consumption in the industry.

AMCC also expanded into the Datacom 10GE optical space with our acquisition of Quake Technologies, the worldwide leader in 10GE PHY solutions. Quake’s products are targeted to the higher volume 10G Datacom marketplace served by system vendors such as Cisco, Force-10, Extreme Networks, Juniper Networks and others. This past year saw the former Quake team introduce two extremely important products. The QT2035S is the industry’s first PHY designed to enable 10G transmission over a standard back plane inside a blade server and 10GE switch. QT2035 and QT1215 are the industry’s first family of PHYs designed specifically to operate with the new Small Form-factor Pluggable+ (“SFP”+) 10G optical transceiver.

Between the traditional AMCC 10G Telecom Optical PHYs and our new products from Quake, we are well positioned to be the leading supplier in the 10G space. Our current customers for physical layer products include Alcatel-Lucent, Ciena, Cisco, Ericsson, Fujitsu, Hitachi, JDS Uniphase, Opnext, Optium, Intel, Adva, Juniper, Nortel, Tellabs, Huawei, and ZTE.

Framer and Pointer Processor Products:    Our framing layer ICs transmit and receive signals to and from the physical layer in a parallel format and are used in high-speed transmission equipment such as multi-service provisioning platforms (“MSPPs”), add drop multiplexors (“ADMs”), digital and optical cross-connects, edge and core routers, and dense wave division multiplexors (“DWDM”). These ICs support a number of functions, including framing, overhead processing payload synchronization, performance monitoring, forward error correction, and mapping the data payload to/from the transmission format. The framing layer ICs then pass the data either directly to a switch fabric product, which switches the information to its destination, or to a network processor, which further processes the data prior to forwarding it to a switch fabric product. Framing layer ICs also process signals received from the network processing and switching layers for transmission to the physical layer on their return to the optical network. In the past year we experienced extended design win growth for the Rubicon OTN device and the Volta Ethernet Over SONET/SDH device. This past year saw these devices gain design wins in the emerging Carrier Class Ethernet space as well as in the OTN space. The growth of both of these kinds of platforms has been significant in the past year, and the 10GE mapping techniques in the Rubicon chip has make it the de-facto choice in the marketplace for OTN transport. In the past calendar year we also introduced the Drava chip, a highly integrated 2.5G SONET/SDH Pointer Processor. Our current customers for framing layer products include Adva, Alcatel-Lucent, Ciena, Cisco, Ericsson, NEC, Nortel, Tellabs, Fujitsu, Huawei, and ZTE.

Packet Processing Products:    Our packet processor ICs are programmable processors that receive and transmit signals to and from the framing layer and perform the processing of packet and cell headers, including such functions as real-time parsing, matching and table look-up, as well as bit stream manipulations, such as adding, deleting, substituting, appending and pre-pending. They can perform intelligent packet classification for policy-based network services. Our packet processors have an integrated, hardware-based, traffic management co-processor that performs the queuing and buffering functions required on packets and cells to provide quality of service support to networks. During fiscal 2007, we released the nP3705 OC-24 integrated packet processor and traffic manager, which is targeted at accessing multi-service applications, and the nP3665 packet processor, which is targeted at accessing applications in mobile infrastructure. The architecture of AMCC’s packet processor product family integrates multiple network-optimized programmable co-processors architected to deliver wire-speed performance while processing complex nested protocol stacks and mixed ATM/Packet payloads. Our current customers for packet processors include Alcatel-Lucent, Cisco, Fujitsu, Nortel, Huawei and Juniper.

Cell Switching Products:    Our switch fabric ICs switch information in the proper priority and to the proper destinations. Our switch fabric product portfolio includes our packet routing switch (“PRS”) fabric devices such as the PRS 80G, Q-80G and queuing managers like universal data serial link (“UDASL”) C48 and C192. Our current customers for switching layer products include Alcatel-Lucent, Fujitsu, Huawei, Ericsson, Ericsson/Entrisphere, Nortel, Hammerhead/Fujitsu and Tellabs.

Embedded Processor Products:    We are a leading supplier of embedded processors, third in market share behind Freescale and Intel in 2006 (IDC 2006). Our embedded processors are widely deployed in a variety of critical applications in target markets such as Wireless Infrastructure, Wireless LAN and High-end Storage. In Wireless Infrastructure, our embedded processors are used in base station controllers by leading suppliers of WCDMA and GSM equipment. In networking equipment such as edge, core and enterprise routers, our embedded processors handle overall system maintenance and management functions and also deal with exception conditions in the data path. In WLAN applications, our embedded processors are installed in a significant share of all Enterprise class Access Points shipped worldwide. Our embedded processor products currently utilize IBM’s PowerPC 4xx processor cores in various speed grades, together with many different functions, to perform numerous tasks in products sold by our customers. These cores are integrated with peripheral functionality to create specialized system on a chip (“SoC”) product solutions. We offer multiple product lines of embedded processor products, each targeted at specific market opportunities. As carrier and metro networks transition to Ethernet and IP-based networks, the need for high performance general purpose embedded processing increases. These embedded processors are high performance devices enabling high-speed computations and data movement that help identify, optimize and control the flow of data within the network. Our Power Architecture product line of embedded processors enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed. Versions of our processors are also targeted at large opportunities in RAID storage processing, multi-function printers and a variety of other embedded applications. In fiscal 2007, we brought to production the 440EPx and 440GRx embedded processors with support for Gigabit Ethernet and integrated security processing acceleration, as well as versions or our 440SP and 440SPe storage processors with RAID 6 support. RAID 6 technology enables storage systems to recover from the failure of two drives in a RAID system. Also in fiscal 2007, we introduced the 405EZ, our first offering in the industrial controls market place.

Storage Products

Our storage products include serial and parallel Advanced Technology Attachment (“ATA”) RAID controllers.

RAID Controllers:    Through our acquisition of 3ware, we design, manufacture and sell an extensive family of peripheral component interconnect (“PCI”) based RAID controllers. These RAID controllers are installed in a PCI slot on a motherboard and deliver high performance, highly reliable storage for servers and network attached storage devices. A single controller can manage up to 24 hard disk drives allowing up to 18 terabytes of data storage for Linux and Windows operating environments. Our proprietary packet-switched RAID architecture, StorSwitchTM, delivers best of class performance that we believe has secured AMCC a leadership position in the high performance SATA RAID marketplace. In fiscal 2007, we began shipments of the 9650SE family of RAID 6 enabled SATA II RAID controllers, which deliver enterprise-class features, combined with cost effective SATA storage.

Embedded Processors:    The PowerPC 440SP and 440SPe processors, members of the PPC440 embedded processor family, offer exceptional performance, high bandwidth, design flexibility, and robust features geared to demanding embedded storage and networking applications. The PowerPC 440SP and 440SPe processors are ideally suited for RAID controllers and storage area network (“SAN”) equipment. Our customers in the storage market utilize these products in controller, switches, adapters, servers, and RAID systems.

Automated Test Equipment, Military and High-Speed Computing Products

We are not currently developing new products for the automated test equipment (“ATE”) or military markets, but we continue to sell Application Specific IC products to customers such as Northrop Grumman, Raytheon, and Teradyne. The majority of these products were manufactured in our internal wafer manufacturing facility, which closed in fiscal 2003. During fiscal 2007, we continued to fill last-time-buy orders for these products. We will continue to sell these products for the foreseeable future. The revenue from such products is expected to be modest.

Technology

We utilize our technological and design competencies to solve the problems of high-speed analog, digital and mixed-signal circuit designs and provide the essential products for the transporting, processing and storing of information worldwide. We blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver communications ICs and software for global communication networks and hardware and software solutions for high-growth storage markets such as SATA RAID. Our embedded processor product line delivers performance and a rich mix of features for Internet, communication, data storage, consumer and imaging applications.

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

Research and Development

Our research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ICs for the communications and storage markets, and PCBAs and software solutions for storage markets such as SATA RAID. We also develop high-performance libraries and design methodologies that are optimized for these applications. Our primary research and development facilities are located in Sunnyvale and San Diego, California, Raleigh, North Carolina, Austin, Texas, and Andover, Massachusetts in the United States; Ottawa, Canada; and Manchester, England. During the fiscal years ended March 31, 2007, 2006, and 2005, we expended $96.4 million, $93.8 million, and $122.1 million, respectively, on research and development activities.

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

Manufacturing of Printed Circuit Board Assemblies

We believe most component parts used in our RAID adapters and ATCA evaluation boards are standard off-the-shelf items that can be purchased from two or more sources, other than our proprietary Application-Specific Integrated Circuits (“ASICs”) and certain ICs. We select suppliers on the basis of functionality, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. We encourage our contract manufacturers to purchase the components for our products, and assemble them to our specifications.

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

We augment this strategic account sales approach with domestic and foreign distributors that service primarily smaller accounts purchasing standard ICs and PCBAs. Typically, these distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. For our

RAID products we primarily use the distribution model and spend a good deal of our sales time supporting their efforts. We use marketing programs to augment the distribution effort to reach many of our customers. Most of our sales to distributors are made under agreements allowing for price protection and stock rotation of unsold merchandise. Our sales headquarters is located in Sunnyvale, California. We maintain sales offices throughout the world. Net revenues generated from each category of our products as well as information regarding net revenue generated from each of our significant customers, and a geographic breakdown of our net revenues is summarized in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Competition

In the communications IC markets, we compete primarily against companies such as LSI, Broadcom, Intel, Mindspeed, PMC-Sierra, and Vitesse. Our principal competitors in the RAID controller market are Adaptec, Areca, Hewlett-Packard, LSI, and Promise. In the embedded processor market, we compete with other large technology companies such as Freescale Semiconductor, IBM and Intel. In addition, certain of our customers and potential customers have internal IC or storage design or manufacturing capability with which we compete.

The communications IC and storage markets are highly competitive and are subject to rapid technological change. The nature of the communications IC market is that design cycles are often measured in years. As such, an IC supplier’s timing of delivery to market is critical as once an IC supplier’s product is designed into a customer’s products, the IC supplier can often enjoy sales of the product for several years. Conversely, if a supplier misses a design cycle or develops an uncompetitive product, the supplier may never generate significant revenues from the product. We typically face competition at the design stage when our customers are selecting which components to use in their next generation equipment. In the storage market, our products can be qualified by customers more quickly than in the IC market, and our storage products are generally distinguished by a combination of pricing, features and reliability. We believe that the principal factors of competition for the markets we serve include: product performance, quality, reliability, integration, price, and time-to-market, as well as our reputation and level of customer support. Our ability to successfully compete in these markets depends on our ability to design and subcontract the manufacture of new products that implement new technologies and gain end-market acceptance in a time-efficient and cost-effective manner.

Proprietary Rights

We rely in part on patents to protect our intellectual property. We have been issued approximately 235 patents, which principally cover certain aspects of the design and architecture of our IC and enterprise storage products. In addition, we have over 80 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that any of our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

Environmental Matters

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals that were used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. Such regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical site, which efforts are ongoing. For more information see our risk factor titled “We could incur substantial fines or litigation costs associated with our storage, use and disposal of hazardous materials” in Item 1A below.

Employees

As of March 31, 2007, we had 619 full-time employees: 63 in administration, 342 in research and development, 76 in operations, and 138 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our executive officers and their ages as of March 31, 2007, are as follows:

Name	Age	Position
Kambiz Hooshmand	45	President and Chief Executive Officer, Member of the Board of Directors
Robert G. Gargus	55	Senior Vice President and Chief Financial Officer
Robert Bagheri	50	Senior Vice President, Operations and Quality
Onchuen Daryn Lau	42	Senior Vice President, General Manager Integrated Communications Products, ICP
Barbara Murphy	43	Senior Vice President, General Manager, Storage
Cynthia Moreland	47	Vice President, General Counsel and Secretary
Roger Wendelken	40	Vice President, World Wide Sales
Scott Dawson	52	Vice President, Treasury and Investor Relations

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

Onchuen Daryn Lau joined us in May 2005 as Vice President and General Manager, Communications Business Unit and was named Senior Vice President in October 2005. Before May 2005, Mr. Lau was Vice President and General Manager for the serial switching division of Integrated Device Technology (“IDT”), a semiconductor company for advanced network services. In October 1999, Mr. Lau co-founded ZettaCom, a supplier of high-performance network semiconductor solutions and served as President and Chief Executive Officer. ZettaCom was acquired by IDT in May 2004. Prior to his executive role at ZettaCom, Mr. Lau spent seven years at Cisco Systems where he held various technical positions in both enterprise and service provider business units. Prior to Cisco, Mr. Lau led the ASIC development group NET, a telecom equipment vendor and, at Amdahl, the mainframe division of Fujitsu. Mr. Lau holds a Bachelor of Science degree in Electrical Engineering from University of California, Berkeley.

Barbara Murphy joined us in April 2004 as Vice President and General Manager, Storage when we acquired 3ware, Inc. and was promoted to Senior Vice President and General Manager, Storage in March 2007. Ms. Murphy most recently served as Vice President of Marketing at 3ware, Inc. Ms. Murphy has over 15 years experience in the communications and storage industry. Prior to joining 3ware, Ms. Murphy worked as a marketing consultant since 2001 developing business plans and go-to-market strategies for various technology companies. Ms. Murphy was also the Senior Director of Product Marketing at Roxio (a spin-out from Adaptec, Inc., a manufacturer of high-performance Small Computer System Interface (“SCSI”) connectivity and network products), where she was responsible for all product management and demand-generation for Roxio’s software product line. Prior to Roxio, Ms. Murphy spent over five years at Adaptec, Inc., holding numerous marketing management positions in the SCSI server and desktop groups. Before joining Adaptec, Ms. Murphy was a marketing manager for British Telecom, North America and earlier she worked as an engineer for GEC Plessey Telecommunications. Ms. Murphy holds a Bachelor of Engineering degree from the University of Limerick, Ireland and a Masters in Business Administration from Santa Clara University, California.

Cynthia Moreland joined us in July 2005 with over 20 years legal experience working with technology companies as both outside and in-house counsel. Prior to July 2005, Ms. Moreland served as “Of Counsel” with McGlinchey Stafford, PLLC where she focused on commercial transactions and litigation, intellectual property, government contracts and corporate compliance. From 1989—2001, Ms. Moreland served in a number of increasingly responsible positions at Motorola including three years as head of legal for Motorola’s Semiconductor Products Sector (now Freescale, Inc.). Ms. Moreland started her legal career in Washington DC, with Steptoe & Johnson. Ms. Moreland earned a Bachelor of Arts degree from the University of Mississippi, magna cum laude and her Juris Doctor from the University of Mississippi, cum laude. She is a past chair of the Legal Issues Committee of the Intelligent Transportation Society of America and a former instructor of government contracts at the University of Phoenix.

Roger Wendelken joined us in May 2006. Prior to joining us, Mr. Wendelken was Vice President of Sales for the Communications and Consumer Group of Marvell Technology Group, a provider of mixed-signal and digital signal processing integrated circuits to broadband digital data networking markets, since September 2003. From October 2001 to September 2003, Mr. Wendelken was Vice President of Worldwide Sales for Accelerant Networks, a fabless semiconductor company, which develops CMOS, based transceivers. Mr. Wendelken’s 16 years of semiconductor sales experience also includes various positions at Advanced Micro Devices, IBM Microelectronics Group, and Metalink Broadband. Mr. Wendelken’s semiconductor sales experience encompasses a number of technology market segments. Mr. Wendelken holds a Bachelors of Science degree in Electrical Engineering from Georgia Institute of Technology.

Scott Dawson joined us in February 2000 as Director of Treasury. Mr. Dawson was promoted to Director of Investor Relations in July 2005 and then to Vice President of Investor Relations and Treasury in January 2006. Prior to July 2005, Mr. Dawson held various positions in Financial Planning and Analysis with us. Prior to February 2000, Mr. Dawson held several senior financial and operations management positions in the mortgage banking and real estate industries. He began his career in public accounting with Ernst & Young. Mr. Dawson holds a Bachelor of Science degree in Business Administration with an emphasis in Accounting from San Diego State University and is a Certified Public Accountant in the State of California.

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

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	the impact of potential one-time charges related to purchased intangibles;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

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

•	our ability to identify, hire and retain senior management and other key personnel;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	delays when our customers are transitioning from old products to new products:

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products or our customers’ products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products at our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one of our subcontract manufacturers to perform its obligations to us;

•	our failure to successfully integrate acquired companies, products and technologies; and

•

shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers, which may disrupt our ability to meet our production obligations.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial non-cancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Customer orders for our products typically have non-standard lead times, which makes it difficult for us to predict revenues and plan inventory levels and production schedules. If we are unable to plan inventory levels and production schedules effectively, our business, financial condition and operating results could be materially harmed.

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

Our expense levels are relatively fixed and are based on our expectations of future revenues. We have limited ability to reduce expenses quickly in response to any revenue shortfalls. Changes to production volumes and impact of overhead absorption may result in a decline in our financial condition or liquidity.

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

There is no guarantee that design wins will become actual orders and sales.

A “design win” occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with the customer’s product. There can be delays of several months or more between the design win and when a customer initiates actual orders of our product. Following a design win, we will commit significant resources to the integration of our product into the customer’s product before receiving the initial order. Receipt of an initial order from a customer, however, is dependent on a number of factors, including the success of the customer’s product, and cannot be guaranteed The design win may never result in an actual order or sale.

Any significant order cancellations or order deferrals could cause unplanned inventory growth resulting in excess inventory which may adversely affect our operating results.

Our customers may increase orders during periods of product shortages or cancel orders if their inventories are too high. Major inventory corrections by our customers are not uncommon and can last for significant periods of time and affect demand for our product. Customers may also cancel or delay orders in anticipation of new products or for other reasons Cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins by, reduced sales prices, inventory write-downs and increased product obsolescence.

Inventory fluctuations could affect our results of operations and restrict our ability to fund our operations. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times against the risk of inventory obsolescence because of changing technology and customer requirements.

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

An important part of our strategy is to continue our focus on the markets for communications and storage equipment. If we are unable to further expand our share of these markets, our revenues may not grow and could decline.

Our markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, or if our products fail to be certified by OEMs, we would lose business from an existing or potential customer and could not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or performance standards, or if we experience a delay as short as a few months in certifying or bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.

We expect a significant portion of our revenues to continue to be derived from sales of products based on current, widely accepted transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance.

Customers for our products generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to internally develop their own products. The future prospects for our products in these markets are dependent upon our customers’ acceptance of our products as an alternative to their internally developed products. Future prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Network equipment vendors may in the future continue to use internally developed components. They also may decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products.

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

To develop new products for the communications, storage or other technology markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. We must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet customers’ changing needs. We must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. If we are not successful in introducing such advances, we may be unable to timely bring to market new products and our revenues will suffer.

Many of our products are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards or requirements, we could miss opportunities to achieve crucial design wins which in turn could have a material adverse effect on our business, operating and financial results.

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

In the communications IC markets, we compete primarily against companies such as LSI, Broadcom, Intel, Mindspeed, PMC-Sierra and Vitesse. In the storage market, we primarily compete against companies such as Adaptec, Areca, Hewlett-Packard, LSI, and Promise. Our embedded processor products compete against products from Freescale Semiconductor, IBM and Intel. Many of these companies have substantially greater financial, marketing and distribution resources than we have. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. We may also face competition from new entrants to the storage market, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Any failure by us to compete successfully in these target markets, would have a material adverse effect on our business, financial condition and results of operations.

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

During fiscal 2003, we closed our internal wafer fabrication facility and no longer have the ability to manufacture products internally. As a result, we are subject to substantial risks, including:

•

if we have not effectively stored certain products manufactured in our internal facility before its closure, we may incur liability to those customers to whom we have committed to deliver such products; and

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

We depend upon third parties to manufacture, assemble or package certain of our products. As a result, we are subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity during periods of excess demand;

•	limited warranties on products supplied to us;

•	potential increases in prices;

•	potential instability in countries where third-party manufacturers are located; and

•	potential misappropriation of our intellectual property.

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

Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2007. In connection with the investigation of our historical stock option grant practices, we did identify material weaknesses in our internal control over financial reporting that existed in fiscal years prior to fiscal 2005. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal controls in the future. A material weakness in our internal controls over financial reporting would require management and our independent registered public accounting firm to evaluate our internal controls as ineffective. If our internal controls over financial reporting are not considered effective, we may experience another restatement and/or a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

If we are unable to transition our accounting function smoothly, our ability to report our financial results accurately or on a timely basis may be adversely affected.

We are in the process of completing the transition of most of our accounting functions from San Diego to Sunnyvale. We also have open employment positions in the accounting department that will remain in San Diego. If we are unable to complete the transition to the new team in an effective manner, it could adversely impact our ability to report our financial results accurately and/or in a timely manner. The inability to transition to the new accounting team in an effective manner could also have an adverse impact on our internal control environment. This could cause us to have material weaknesses in our internal controls over our financial reporting and consequently could cause our management or our independent registered public accounting firm to determine our internal controls are ineffective. If this were to occur, it could have an adverse impact on our business and could cause us to lose public confidence and may jeopardize the continued listing of our common stock, which could have an adverse impact on the market price of our common stock.

Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel and our ability to identify, hire and retain additional, qualified personnel.

Our future success depends to a significant extent upon the continued service of our senior management personnel. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retention of personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

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

Several of our facilities, including our principal executive offices, are located in California. In 2001, California experienced prolonged energy alerts and blackouts caused by disruption in energy supplies. As a consequence, California continues to experience substantially increased costs of electricity and natural gas. We are unsure whether these alerts and blackouts will reoccur or how severe they may become in the future. Many of our customers and suppliers are also headquartered or have substantial operations in California. If we or any of our major customers or suppliers located in California, experience a sustained disruption in energy supplies, our results of operations could be materially and adversely affected.

A portion of our test and assembly facilities are located in our San Diego, California location and a significant portion of our manufacturing operations are located in Asia. These areas are subject to natural disasters such as earthquakes or floods. We do not have earthquake or business interruption insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster or other catastrophic event could have a material adverse impact on our business, financial condition and operating results.

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

The SEC and the DOJ are currently conducting investigations relating to our historical stock option grant practices. We have been responding to, and continue to respond to, inquiries from the SEC and DOJ. The period of time necessary to resolve the SEC and DOJ investigations is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC and DOJ investigations, we could be required to pay damages or penalties or have other remedies imposed upon us. The restatement of our financial statements, the ongoing SEC and DOJ investigations and any negative outcome that may occur from these investigations could impact our relationships with customers and our ability to generate revenue. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. The SEC and DOJ investigations, and any negative outcome that may result from such investigation, could adversely affect our business, results of operations, financial position and cash flows.

The process of restating our financial statements, making the associated disclosures, and complying with SEC requirements was subject to uncertainty and evolving requirements.

We worked with our independent registered public accounting firm and the SEC to make our filings comply with all related requirements. The issues surrounding the historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that further SEC and other requirements will not evolve and that we will not be required to further amend this filing. In addition to the cost and time to amend financial reports, such an amendment may have a material adverse effect on our investors’ confidence and our common stock price.

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

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals that were used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain on-going remediation efforts at the Omega Chemical site. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. Although we believe that we are currently in material compliance with applicable environmental laws and regulations, we cannot assure you that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega Chemical site, will not have a material adverse effect on our business. In 2003, we closed our wafer fabrication facility in San Diego, and the property was returned to the landlord.

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

Our business strategy may contemplate the acquisition of other companies, products and technologies. Merger and acquisition activities involve numerous risks and we may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. At March 31, 2007, we had $415.6 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

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

Our corporate headquarters are located in an approximately 150,000 square foot building in Sunnyvale, California that we own. The facility contains administration, sales and marketing, research and development and operations functions. We also lease a 90,000 square foot facility in San Diego, California for administration, sales, research and development and operation functions, which we plan on vacating when the lease expires in September 2007. We also lease a 62,000 square foot building in San Diego that is currently sub-leased to another company. This sublease expires in May 2007, after which we plan to re-occupy this space when we vacate our other San Diego leased facility which expires in September 2007. In addition to these facilities, we lease additional domestic design facilities in Andover, Massachusetts, Austin, Texas, and Raleigh, North Carolina.

In February 2007, we sold the 50,000 square foot building and adjacent land we owned in Andover, Massachusetts for approximately $4.8 million.

Our foreign leased locations consist of the following: Ottawa, Canada; Manchester and Cheshire, United Kingdom; Munich, Germany; Tokyo, Japan; Beijing, Shenzhen and Shanghai, the People’s Republic of China; and Taipei, Taiwan.

The leased facilities comprise an aggregate of approximately 200,000 square feet. These facilities have lease terms expiring between 2007 and 2011. We believe that the facilities under lease by us will be adequate for at least the next 12 months.

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

We held our annual meeting of stockholders on March 9, 2007. Of the 281,906,732 shares of our common stock that could be voted at the annual meeting, 262,269,941 shares, or 93.03% were represented at the meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld
Cesar Cesaratto	230,646,599	31,623,342
Kambiz Hooshmand	239,573,310	22,696,631
Niel Ransom	230,745,870	31,524,071
Fred Shlapak	239,615,857	22,654,084
Arthur B. Stabenow	161,193,115	101,076,826
Julie H. Sullivan	239,612,013	22,657,928

Approval of the proposed exchange of certain outstanding stock options for a reduced number of restricted stock units to be granted under our 2000 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes
151,160,245	27,252,763	513,348	83,343,585

Approval of the amendment and restatement of our 1992 Stock Option Plan, thereafter to be referred to as our 1992 Equity Incentive Plan:

For	Against	Abstain	Broker Non-Votes
123,296,393	55,140,244	489,718	83,343,586

Approval of amendments to our Certificate of Incorporation to effect a reverse stock split at the discretion of our Board of Directors:

For	Against	Abstain
222,358,552	38,982,629	928,760

Ratification of the appointment of Ernst & Young LLP as our independent auditors for the fiscal year ending March 31, 2007:

For	Against	Abstain
260,958,997	1,057,117	253,827

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol AMCC. The following table sets forth the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated.

Fiscal year ended March 31, 2007	High	Low
First Quarter	$4.07	$2.38
Second Quarter	$2.96	$2.09
Third Quarter	$3.80	$2.79
Fourth Quarter	$3.97	$3.25

Fiscal year ended March 31, 2006	High	Low
First Quarter	$3.35	$2.50
Second Quarter	$3.37	$2.57
Third Quarter	$3.08	$2.32
Fourth Quarter	$4.30	$2.51

At April 30, 2007, there were approximately 707 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during fiscal 2007.

Securities Authorized for Issuance under Equity Compensation Plans

The information included in Part III, Item 12 of this report, is hereby incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 5 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

Issuer Purchases of Equity Securities

There were no repurchases of our equity securities during the fourth quarter of fiscal 2007.

The following graph compares the cumulative 5-year total return to shareholders on Applied Micro Circuits Corporation’s common stock relative to the cumulative total returns of the S & P 500 index, the NASDAQ Composite index, the NASDAQ Telecommunications index and the NASDAQ Electronic Components index. The graph assumes that the value of the investment in the company’s common stock and in each of the indexes (including reinvestment of dividends) was $100 on March 31, 2002 and tracks it through March 31,2007.

	Fiscal Year Ended March 31,
	2002	2003	2004	2005	2006	2007
Applied Micro Circuits Corporation	100.00	40.75	71.38	41.00	50.88	45.63
S & P 500	100.00	75.24	101.66	108.47	121.19	135.52
NASDAQ Composite	100.00	72.11	109.76	111.26	132.74	139.65
NASDAQ Telecommunications	100.00	66.61	134.44	119.59	154.00	166.81
NASDAQ Electronic Components	100.00	51.88	87.71	72.78	80.12	72.63

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2007. You should read the selected financial data set forth in the attached table together with the Consolidated Financial Statements and related Notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.

	Year Ended March 31,
	2007	2006	2005	2004	2003
	(in thousands, except per share amounts)
Consolidated Statements of Operations Data:
Net revenues	$292,852	$261,844	$253,756	$131,177	$101,591
Cost of revenues	140,714	122,392	123,253	57,604	62,496

Gross profit	152,138	139,452	130,503	73,573	39,095
Operating expenses:
Research and development	96,418	93,770	122,072	129,083	210,329
Selling, general and administrative	67,971	62,157	65,080	50,325	119,053
Acquired in-process research and development	13,300	—	13,400	21,800	—
Amortization of goodwill and purchased intangibles	4,995	4,588	6,960	1,097	—
Restructuring charges	1,291	12,602	9,622	22,325	7,250
Option investigation	5,344	—	—	—	—
Purchased intangible asset impairment charges	—	—	27,330	—	204,284
Goodwill impairment charges	—	131,216	—	—	186,389
Litigation settlement, net	—	—	29,250	—	—

Total operating expenses	189,319	304,333	273,714	224,630	727,305

Operating loss	(37,181)	(164,881)	(143,211)	(151,057)	(688,210)
Interest income, net	13,125	15,617	18,699	35,007	47,719
Other income (expense), net	250	256	—	8,340	(11,952)

Loss before income taxes and cumulative effect of accounting change	(23,806)	(149,008)	(124,512)	(107,710)	(652,443)
Income tax expense (benefit)	402	(636)	2,861	(1,776)	—

Loss before cumulative effect of accounting change	(24,208)	(148,372)	(127,373)	(105,934)	(652,443)
Cumulative effect of accounting change	—	—	—	—	(102,229)

Net loss	$(24,208)	$(148,372)	$(127,373)	$(105,934)	$(754,672)

Basic and diluted net loss per share:
Loss per share before cumulative effect of accounting change	$(0.09)	$(0.49)	$(0.41)	$(0.35)	$(2.17)
Cumulative effect of accounting change	—	—	—	—	(0.33)

Net loss per share	$(0.09)	$(0.49)	$(0.41)	$(0.35)	$(2.50)

Shares used in calculating basic and diluted net loss per share	284,303	300,841	309,456	306,476	301,252

	March 31,
	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Working capital	$307,062	$336,930	$396,258	$841,467	$1,021,175
Goodwill and intangible assets, net	415,644	381,066	534,514	240,193	88,219
Total assets	816,512	825,426	1,102,395	1,188,103	1,223,588
Long-term debt and capital lease obligations including current portion	—	—	34	303	1,265
Total stockholders’ equity	760,822	762,808	977,198	1,120,547	1,172,188

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

Results of operations.    This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2007. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

OVERVIEW

We are a leader in semiconductors and PCBAs, for the communications and storage markets. We design, develop, market and support high-performance ICs, embedded processors and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs, for wireline and wireless communications equipment such as wireless base stations, edge switches and gateways, metro transport platforms and core switches and routers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity SATA RAID controllers for emerging storage applications such as disk-to-disk backup, near-line storage, NAS, video, and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

The following tables present a summary of our results of operations for the fiscal years ended March 31, 2007 and 2006 (dollars in thousands):

	Fiscal Year Ended March 31,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Net revenues	$292,852	100.0%	$261,844	100.0%	$31,008	11.8%
Cost of revenues	140,714	48.0	122,392	46.7	18,322	15.0

Gross profit	152,138	52.0	139,452	53.3	12,686	9.1
Total operating expenses	189,319	64.7	304,333	116.3	(115,014)	(37.8)

Operating loss	(37,181)	(12.7)	(164,881)	(63.0)	127,700	77.4
Interest and other income, net	13,375	4.5	15,873	6.1	(2,498)	(15.7)

Loss before income taxes	(23,806)	(8.2)	(149,008)	(56.9)	125,202	84.0
Income tax expense (benefit)	402	0.1	(636)	(0.2)	1,038	163.2

Net loss	$(24,208)	(8.3)%	$(148,372)	(56.7)%	$124,164	83.7%

The following tables present a summary of our results of operations for the fiscal years ended March 31, 2006 and 2005 (dollars in thousands):

	Fiscal Year Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Net revenues	$261,844	100.0%	$253,756	100.0%	$8,088	3.2%
Cost of revenues	122,392	46.7	123,253	48.6	(861)	(0.7)

Gross profit	139,452	53.3	130,503	51.4	8,949	6.9
Total operating expenses	304,333	116.3	273,714	107.9	30,619	11.2

Operating loss	(164,881)	(63.0)	(143,211)	(56.4)	(21,670)	(15.1)
Interest and other income, net	15,873	6.1	18,699	7.4	(2,826)	(15.1)

Loss before income taxes	(149,008)	(56.9)	(124,512)	(49.1)	(24,496)	(19.7)
Income tax expense (benefit)	(636)	(0.2)	2,861	1.1	(3,497)	(122.2)

Net loss	$(148,372)	(56.7)%	$(127,373)	(50.2)%	$(20,999)	(16.5)%

Net Revenue.    We generate revenues primarily through sales of our IC products, embedded processors and PCBAs to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market we generate revenues primarily through sales of our SATA RAID controllers to our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, VARs, systems integrators and retail consumers.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets; and

•	combinations of companies in our customer base, may result in the resulting combined company choosing our competitor’s IC standardization other than our supported product platforms.

For these and other reasons, our net revenue and results of operations in 2007 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2007 were as follows:

	2007	2006	2005
Avnet	23%	21%	16%
Sanmina—SCI	*	10%	*

*	Less than 10% of total net revenues for period indicated.

On July 5, 2005, Avnet acquired Insight Electronics. For purposes of the table above, the shipments to Insight Electronics and Avnet were retroactively combined for all periods presented.

Looking through product shipments to distributors and subcontractors to the end customers, to the best of our knowledge, net revenues to end customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2007 were as follows:

	2007	2006	2005
Nortel Networks Corporation	*	12%	11%

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2008 and for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2007	2006	2005
United States of America	$127,226	$115,043	$121,527
Other North America	24,214	27,686	21,003
Europe and Israel	50,780	47,246	50,124
Asia	89,571	70,951	59,748
Other	1,061	918	1,354

	$292,852	$261,844	$253,756

All of our revenue has been denominated in U.S. dollars.

In addition, in an effort to diversify our customer base and markets that we serve, we have also made several acquisitions. In April 2004, we completed the acquisition of 3ware, Inc., a provider of high-performance, high-capacity SATA storage solutions, for a purchase price of approximately $145 million in cash. In May 2004 and

December 2004, we acquired intellectual property and a portfolio of assets associated with IBM’s 400 series of embedded PowerPC® standard products for approximately $232 million in cash. The PowerPC 400 series product line targets Internet, communication, data storage, consumer and imaging applications. In August 2006, we acquired Quake Technologies, Inc., a leader in 10 Gigabit Ethernet (“10GE”) physical layer technology for approximately $81 million in cash.

Net Loss.    Our net loss has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	stock-based compensation expense;

•	amortization of purchased intangibles;

•	acquired in-process research and development (“IPR&D”);

•	litigation settlement costs;

•	restructuring charges;

•	goodwill impairment charges;

•	combinations of companies within our customer base;

•	purchased intangible asset impairment charges; and

•	income tax expenses (benefits).

Since the start of fiscal 2005, we have invested a total of approximately $312.0 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced and, as a result of restructuring activities, we discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

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

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, reducing our future demand estimate to six months could increase our current reserve balance by approximately $6.6 million as of March 31, 2007. Alternatively, increasing our future demand forecast to 18 months could reduce our exposure by approximately $0.5 million below the current reserve, as of March 31, 2007.

Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure and changes to master purchase agreements with our larger customers. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce our gross margin. Additional change to negotiated master purchase agreements could result in increased warranties reserves and unfavorably impact present and future gross margins.

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

We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2007 and 2006, in accordance with SFAS 142, we determined that there were three reporting units to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

For fiscal 2007, the discounted cash flows for each reporting unit were based in discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 13% to 20% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% and terminal growth rates of 4%. We did not recognize any goodwill impairment as a result of performing this annual test. A variance in the discount rate or the estimated revenue growth rate could have had a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment. For example, a 2% - 3% increase in the discount rate would have resulted in an indication of possible impairment that would have led us to further quantify the impairment and potentially record a charge to write-down these assets in fiscal 2007.

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

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting and/or reoccupying certain facilities may be incorrect, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. For example, in fiscal 2007, when we decided to reoccupy a previously restructured facility, we eliminated the liability which reduced our restructuring expense. Our policies require us to periodically evaluate, at least semiannually, the adequacy of the remaining liabilities under our restructuring initiatives. In fiscal 2007, we recorded restructuring charges of $1.3 million associated with our restructuring actions. For a full description of our restructuring activities, refer to our discussion of restructuring charges in the Results of Operations section.

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

Stock-Based Compensation Expense for Fiscal 2007 and Thereafter

Effective April 1, 2006 we adopted revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment, SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date by equally weighting the historical volatility and the implied volatility of our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units are based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in fiscal 2007 and thereafter is based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2007 and thereafter will be reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We will evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we considered the award to be probable, expense is recorded over the estimated service period. To the extent our assumptions are incorrect, the amount of stock-based compensation recorded will be increased or decreased. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions. Had we adopted SFAS 123(R) in prior periods, the magnitude of the impact of that standard on our results of operations would have approximated the pro forma number impact of Statement of Financial Accounting Standards No. 123 (“SFAS 123”), Share-Based Payment, described in Note 1 of our Notes to Consolidated Financial Statements under stock-based compensation.

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

RESULTS OF OPERATIONS

Comparison of the Year Ended March 31, 2007 to the Year Ended March 31, 2006

Net Revenues.    Net revenues for the year ended March 31, 2007 were approximately $292.9 million, representing an increase of 11.8% from the net revenues of approximately $261.8 million for the year ended March 31, 2006. We classified our revenues into three categories based on markets that the underlying products serve. The categories are Integrated Communication Products (“ICP”), which consists of communications and embedded products, Storage and Other. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$138,134	47.2%	$131,135	50.1%	$6,999	5.3%
Embedded products	99,853	34.1	73,546	28.1	26,307	35.8

ICP subtotal	237,987	81.3	204,681	78.2	33,306	16.3
Storage	50,861	17.4	51,255	19.6	(394)	(0.8)
Other	4,004	1.3	5,908	2.2	(1,904)	(32.2)

	$292,852	100.0%	$261,844	100.0%	$31,008	11.8%

The net revenue increase for the fiscal year ended March 31, 2007 was largely due to an increase in sales of our ICP products and in particular, an increase in sales of our embedded products. The increase was offset by a marginal decline in storage revenues due to supply issues in the fourth quarter of fiscal 2007 and the effect of the discontinuance of our Fibre Channel host bus adapter (“HBA”) business. The decline in storage revenues was offset by new product introductions and our efforts to enhance our sales channels in Europe. The decrease in other revenues was due to our focus on new product development. We will continue to see our other revenues decline as we focus our efforts on new product development.

As a result of our efforts to reduce ongoing operating expenses, we have refocused our product development efforts on higher growth opportunities (“focus” products) and away from certain legacy products (“nonfocus” products). Product areas we have focused on are products that process, transport and store information. Our process technology products focus on utilizing our sixth generation of network processor cores and our Power Architecture portfolio to meet the needs of the converged internet protocol (“IP”)/Ethernet network while the transport technology products focus on Metro Ethernet, Triple Play access technologies and error correction solutions. The storage technology products address the needs of mass storage based on high-performance sequential input/output (“I/O”). The nonfocus product areas are our legacy switching products, application-specific integrated circuits (“ASICs”), Fibre Channel HBAs, storage area network (“SAN”) ICs, pointer processors, and legacy framers. We expect the revenues from our nonfocus products to continue to decline in the future.

The following table illustrates revenue from our focus and nonfocus areas (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Focus	$254,066	86.8%	$207,331	79.2%	$46,735	22.5%
Nonfocus	38,786	13.2	54,513	20.8	(15,727)	(28.8)

	$292,852	100.0%	$261,844	100.0%	$31,008	11.8%

Gross Profit.    The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2007 and 2006 (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Net revenues	$292,852	100.0%	$261,844	100.0%	$31,008	11.8%
Cost of revenues	140,714	48.0	122,392	46.7	18,322	15.0

Gross profit	$152,138	52.0%	$139,452	53.3%	$12,686	9.1%

The increase in gross profit for the fiscal year ended March 31, 2007 was primarily attributable to the overall increase in net revenues. The gross profit percentage for the fiscal year ended March 31, 2007 declined to 52.0% compared to 53.3% for the fiscal year ended March 31, 2006. This decline was primarily due to price erosion and product mix changes offset by cost improvements, $1.4 million reduction in warranty reserves and $2.0 million in additional gross profit relating to an arrangement with a customer to buy down a part of its future commitment to purchase products from us.

The amortization of purchased intangible assets included in cost of revenues during the year ended March 31, 2007 was $17.4 million compared to $17.6 million for the year ended March 31, 2006. Based on the amount of capitalized purchased intangibles on the balance sheet as of March 31, 2007, we expect amortization expense for purchased intangibles charged to cost of revenues to be $18.4 million in fiscal 2008, $17.8 million in fiscal 2009 and $23.5 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges, which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses.    The following table presents research and development and selling, general and administrative expenses for the fiscal years ended March 31, 2007 and 2006 (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Research and development	$96,418	32.9%	$93,770	35.8%	$2,648	2.8%
Selling, general and administrative	$67,971	23.2%	$62,157	23.7%	$5,814	9.4%

Research and Development.    Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 2.8% for the fiscal year ended March 31, 2007, compared to the fiscal year ended March 31, 2006, was primarily due to an increase of $5.4 million in technology access fees, $1.2 million in personnel expenses related to the acquisition of Quake, $1.2 million in outside contractors, $1.1 million in stock-based compensation expenses and $0.9 million in other expenses, offset by a decrease of $2.9 million in foundry expenses, $1.4 million in testing costs, $0.7 million in packaging costs, $0.5 million in software expenses and $1.6 million increase in credits from order settlements. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative ICP and storage products. Currently, R&D expenses are focused on the development of ICP and storage products and we expect to continue this focus. We expect R&D expenses to increase in dollars as we continue to invest in our product road map but decrease as a percent of revenues as sales of our newly introduced products begin to ramp. Future acquisitions of businesses may result in substantial additional on-going costs.

Selling, General and Administrative.    Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses.

The increase in SG&A expenses of 9.4% for fiscal year ended March 31, 2007 compared to the fiscal year ended March 31, 2006, was primarily due to an increase of $3.0 million in outside contractors, $2.3 million in personnel-related expenses, $2.2 million in stock based compensation, $1.4 million in external sales commissions, $1.0 in marketing communications, and $0.5 in travel expenses, offset by a decrease of $1.8 million in facilities cost, $1.3 million in indirect material and services, $1.0 million in corporate allocations and $0.5 million in corporate donations. We expect SG&A expenses to remain consistent next year, as a percentage of revenues. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation.    The following table presents stock-based compensation expense for the fiscal years ended March 31, 2007 and 2006, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Costs of revenues	$594	0.2%	$89	0.1%	$505	567.4%
Research and development	3,765	1.3	2,690	1.0	1,075	39.9
Selling, general and administrative	5,994	2.0	3,761	1.4	2,233	59.4

	$10,353	3.5%	$6,540	2.5%	$3,813	58.3%

The amounts included in the fiscal year ended March 31, 2007 reflect the adoption of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). See Note 1 of the Notes to Consolidated Financial Statements.

The increase in stock-based compensation expense for the year ended March 31, 2007 compared to the year ended March 31, 2006 is primarily due to the impact of the adoption of SFAS 123(R). The stock-based compensation expense recorded for the year ended March 31, 2006 relates primarily to the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition. The adoption of SFAS 123(R) will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall liquidity. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2011 related to unvested share-based payment awards at March 31, 2007 is $18.4 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.2 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and restricted stock units in fiscal 2008 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Acquired In-process Research and Development.    For the fiscal year ended March 31, 2007, we recorded $13.3 million of acquired IPR&D resulting from the acquisition of Quake Technologies, Inc. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the Quake acquisition was made up of two projects that were 76% and 35% complete at the date of acquisition. The estimated cost to complete these projects was $2.5 million and $2.0 million, respectively, and the discount rate applied to calculate the IPR&D charge was 23% and 29%, respectively. We did not acquire any companies in fiscal 2006 and as a result we did not have any IPR&D expense.

Goodwill and Purchased Intangible Asset Impairment Charges.    To coincide with our annual long-range planning process, we assess goodwill for impairment annually in the fourth quarter, or more frequently if the indicators of impairment are present. Our impairment analysis in the fourth quarter of fiscal 2007 did not result in any impairment charges. Based upon an analysis performed in the fourth quarter of fiscal 2006, which included a discounted cash flow analysis, as well as market comparables, we recorded a charge for the impairment of goodwill of $131.2 million, which was recorded in operating expenses in the consolidated statement of operations.

Restructuring Charges.    The following table presents restructuring charges for the fiscal years ended March 31, 2007 and March 31, 2006 (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	Change
Restructuring charges	$1,291	0.4%	$12,602	4.8%	(11,311)	(89.8)%

In April 2003, we announced a restructuring program. The April 2003 restructuring program consisted of a workforce reduction of 185 employees, consolidation of excess facilities and fixed asset disposals. We recognized a total of $23.8 million in restructuring costs related to the plan. The restructuring costs consisted of approximately $5.7 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit, in November 2003, related to the reoccupation of a portion of a building in San Diego and an adjustment for overestimated severance to be paid. During fiscal 2007, this restructuring accrual was reduced by $0.8 million to zero due to the planned reoccupation of this building prior to September 2007.

In July 2005, we implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. The restructuring program consisted of the elimination of approximately 40 employees, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring, we recorded a charge of approximately $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of facilities. During fiscal 2007, this restructuring accrual was reduced by $0.8 million to zero due to the planned reoccupation of this building prior to September 2007.

In March 2006, we communicated and began implementation of a plan to exit our operations in France and India and reorganize part of our manufacturing operations. The restructuring program included the elimination of approximately 68 employees. In fiscal 2006, we recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severance, $1.0 million for operating leases write-offs, and $0.6 million for asset impairments. During fiscal 2007, we recorded additional net charges of approximately $2.5 million, consisting of $0.2 million for excess lease liability, $0.1 million for operating lease commitments and $2.8 million for asset impairments, offset by $0.6 million in workforce reduction liability adjustments.

In June 2006, we implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of approximately 20 employees. As a result of the June 2006 restructuring, we recorded a net charge of approximately $0.4 million, consisting of employee severances. We anticipate saving approximately $4.0 million annually as a result of this restructuring program.

Option investigation.    During the fiscal year ended March 31, 2007, we initiated a review of our historical stock option granting policies and incurred $5.3 million in professional and legal fees as a result of our self-initiated review. For more information, refer to Note 1 of the Notes to Consolidated Financial Statements and our annual report on Form 10-K filed on January 10, 2007.

Interest and Other Income.    The following table presents interest and other income for the fiscal years ended March 31, 2007 and 2006 (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	Change
Interest income, net	$13,125	4.5%	$15,617	6.0%	$(2,492)	(16.0)%
Other income, net	$250	0.1%	$256	0.1%	$(6)	(2.3)%

Interest Income, net.    Net interest income, net of management fees, reflects interest earned on cash and cash equivalents and short-term investment balances as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt. The decrease for fiscal year ended March 31, 2007 is primarily due to the impact of lower cash and short-term investment balances.

Other Income, net.    Other income (expense), net for the fiscal ended March 31, 2007 and 2006 includes income from subleased property, realized losses on foreign currency hedges and net gains on disposals of property and equipment

Income Taxes.    The following table presents our income tax expense (benefit) for the fiscal years ending March 31, 2007 and 2006 (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	Change
Income tax expense (benefit)	$402	0.1%	$(636)	(0.2)%	$1,038	163.2%

The federal statutory income tax rate was 35% for the fiscal years ended March 31, 2007 and 2006. Our income tax expense in fiscal 2007 and 2006 primarily reflects estimated foreign taxes and alternative minimum taxes. Our income tax benefit in fiscal year ended March 31, 2006 relates to the reversal of a $1.1 million tax contingency accrual at our Israeli subsidiary. The contingency was originally set up in fiscal 2005 when we violated the terms of a tax holiday when we decided to exit our operations in Israel. As a result of a letter we received from the Israeli authorities which cleared us of any tax exposure, we reversed the contingent accrual.

Comparison of the Year Ended March 31, 2006 to the Year Ended March 31, 2005

Net Revenues.    Net revenues for the year ended March 31, 2006 were approximately $261.8 million, representing an increase of 3.2% from the net revenues of approximately $253.8 million for the year ended March 31, 2005. During most of fiscal 2006, we classified our revenues into three categories based on markets that the underlying products serve. The categories were communication, storage and embedded. We used this information to analyze the performance and success in these markets. The increase in total net revenues was primarily attributable to an increase in our communications and embedded product revenues, offset by decreases in our storage and other revenues. In December 2005, we combined the categories of communications and embedded to form the ICP category. See the following tables (dollars in thousands):

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

The communication revenue increased largely due to an increase in the volume of our communication products and the embedded products increased primarily due to the introduction of new products and to an increase in average price of the products sold. Storage revenue decreased due to the phase out of the Fibre Channel HBA products offset by an increase in volume of our RAID products. In fiscal 2005, we discontinued our Fibre Channel HBA products. These products accounted for a significant portion of our storage revenues in fiscal 2005 and though we continue to ship these products, the revenue from sales of these products has declined significantly and is expected to continue to decline.

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

Research and Development and Selling,    General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for fiscal years ended March 31, 2006 and March 31, 2005 (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	Change
Research and development	$93,770	35.8%	$122,072	48.1%	$(28,302)	(23.2)%
Selling, general and administrative	$62,157	23.7%	$65,080	25.6%	$(2,923)	(4.5)%

Research and Development.    The decrease in R&D of 23.2% for the year ended March 31, 2006 was primarily due to lower payroll and the related benefits expense of $22.9 million, lower design costs and software and equipment depreciation costs of $4.7 million resulting from our restructuring initiatives, and $0.7 million in stock-based compensation expense.

Selling, General and Administrative.    The decrease in SG&A expenses of 4.5% for the year ended March 31, 2006 were primarily due to lower facilities rents, lower equipment and software costs, lower professional services of $5.1 million, and a $1.5 million decrease in stock compensation expense offset by an increase in payroll and related expenses of $3.2 million.

Stock-Based Compensation.    The following table presents stock-based compensation expense for the fiscal years ended March 31, 2006 and 2005, all of which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2006		2005
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	Change
Costs of revenues	$89	0.1%	$674	0.3%	$(585)	(86.8)%
Research and development	2,690	1.0	3,407	1.3	(717)	(21.0)
Selling, general and administrative	3,761	1.4	5,259	2.1	(1,498)	(28.5)

	$6,540	2.5%	$9,340	3.7%	$(2,800)	(30.0)%

Stock-based compensation charges were $6.5 million for the year ended March 31, 2006, compared to $9.3 million for the year ended March 31, 2005. The decrease in stock-based compensation expense in 2006 related primarily to a reduction in the amortization of deferred compensation resulting from assumed unvested equity compensation instruments becoming fully vested and the elimination of deferred compensation as a result of the termination of employment of certain employees.

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

The federal statutory income tax rate was 35% for the fiscal years ending March 31, 2006 and 2005. The net income tax benefit in fiscal 2006 primarily relates to the reversal of the $1.1 million tax contingency related to our Israeli subsidiary.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2007, our principal source of liquidity consisted of $284.5 million in cash, cash equivalents and short-term investments. Working capital as of March 31, 2007 was $307.1 million. Total cash, cash equivalents, and short-term investments decreased by $51.2 million during the year ended March 31, 2007 primarily as a result of net cash paid for the acquisition of Quake Technologies offset by cash flows from operations, funds received from structured stock repurchase agreements (including gains) and proceeds from the sale of real estate. At March 31, 2007, we had contractual obligations not included on our balance sheet totaling $68.7 million, primarily related to facility leases, engineering design software tool licenses and inventory purchase commitments.

For the fiscal year ended March 31, 2007, we generated $12.5 million in cash from our operations compared to using $4.6 million for our operations in the fiscal year ended March 31, 2006. Our net loss of $24.2 million for fiscal year ended March 31, 2007 included $59.7 million of non-cash charges such as $8.4 million of depreciation, $24.8 million of amortization of purchased intangibles, $13.3 million in acquired IPR&D and development, $10.4 million of stock-based compensation charges recorded in accordance with SFAS 123(R) and $2.8 million in non-cash restructuring charges. The remaining change in operating cash flows for fiscal year ended March 31, 2007 primarily reflected increases in our accounts receivable, inventories, other assets, and accounts payable and decreases in accrued payroll and other accrued liabilities and deferred revenue. The increase in our accounts receivable balance is attributable primarily to increased revenues and timing of receivables. Our overall days sales outstanding increased to 42 days for the period ended March 31, 2007, compared to 35 days for the period ended March 31, 2006. The increase in our inventory is attributable to purchases to support our longer term revenue goals.

Net cash used for operations for the fiscal year ended March 31, 2006 primarily reflects our operating results before non-cash charges and changes in operating assets and liabilities. Although we had a net loss of $148.4 million for the fiscal year ended March 31, 2006, there were $176.6 million of non-cash charges including $12.9 million of depreciation, $22.2 million of amortization of purchased intangibles, $131.2 million of goodwill impairment charges, $6.5 million of stock-based compensation charges, $4.4 million of non-cash restructuring charges and $0.7 million gain of strategic equity investments. The remaining change in operating cash flows for the fiscal year ended March 31, 2006 primarily reflects increases in inventory and accounts payable offset by decreases in accounts receivable, other assets, accrued payroll and other accrued liabilities.

We used $9.9 million of cash in investing activities during the fiscal year ended March 31, 2007, compared to generating cash of $46.5 million during the fiscal year ended March 31, 2006. During the fiscal year ended March 31, 2007, we used $72.0 million net cash for the Quake Technologies acquisition, $1.5 million for strategic investments and $6.7 million for the purchase of property, equipment and other assets, offset by net proceeds of $65.5 million from short-term investment activities and $4.8 million from the sale of real estate. The net change in short-term investments includes a $4.3 million equity investment that we reclassified from other non-current assets.

The generation of cash from investing activities for the fiscal year ended March 31, 2006 primarily reflects net proceeds of $57.2 million from the sales and maturities of short-term investments and $0.7 million from the sale of a strategic investment offset by $7.9 million in purchases of property, equipment and other assets, and the purchase of strategic investments for $3.5 million.

We used $0.1 million of cash in financing activities during the fiscal year ended March 31, 2007, compared to using $68.2 million for the fiscal year ended March 31, 2006. The major financing use of cash for the fiscal year ended March 31, 2007 was open market repurchase of our common stock for $20.1 million offset by net funds received from structured stock repurchase programs of $17.6 million and the sales of common stock through employee stock options of $2.9 million.

The use of $68.2 million of cash for financing activities for the fiscal year ended March 31, 2006 primarily reflects the net funding of our structured stock repurchase program of $64.9 million and open market repurchase our common stock for $9.9 million, offset by the issuance of common stock through the exercise of employee stock options for $6.7 million.

In August 2006, we acquired Quake Technologies. Under the terms of the Merger Agreement, we acquired Quake’s net tangible assets and intellectual property for $81.2 million in cash including merger costs. Of the amount paid, $12.0 million was placed in escrow for at least one year in order to secure the indemnification obligations of Quake.

In August 2004, our board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. During the year ended March 31, 2007, we repurchased 6.2 million shares of our common stock for approximately $20.1 million on the open market. During the year ended March 31, 2006, we repurchased 4.0 million shares of our common stock for approximately $9.9 million on the open market. From the time the program was first implemented through March 31, 2007, we have repurchased on the open market a total of 15.6 million shares at a weighted average price of $3.01 per share. All repurchased shares were retired upon delivery to us. At March 31, 2007, $85.5 million remained available to repurchase shares under the authorized program, as amended. We expect repurchases to continue under our stock repurchase program.

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

During the year ended March 31, 2007, we received $27.0 million in cash and 7.7 million in shares of our common stock at an effective purchase price of $3.06 per share from open structured stock repurchase programs. During the year ended March 31, 2006, we entered into structured stock repurchase agreements totaling $105.0 million. Upon settlement of the underlying agreements, we received $40.1 million in cash and 12.8 million shares of our common stock at an effective purchase price of $2.72 per share. At March 31, 2007, we had no structured stock repurchase agreements open. From the time of the stock repurchase program inception through March 31, 2007, we have entered into structured stock repurchase agreements totaling $174.0 million. Upon settlement of these underlying agreements, we have received $115.5 million in cash and 23.0 million shares of our common stock at an effective purchase price of $2.55 per share.

The table below is a summary of our repurchase program share activity for the years ended March 31, 2007 and 2006 (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2007	2006
Open market repurchases:
Aggregate repurchase price	$20,137	$9,947
Repurchased shares	6,242	4,000

Average price per share	$3.23	$2.49

Structured agreements:
Shares acquired in settlement	7,695	12,787

Average price per share	$3.06	$2.72

Total shares acquired by repurchase or in settlement	13,937	16,787

Average price per share	$3.13	$2.66

The following table summarizes our contractual operating leases and other purchase commitments as of March 31, 2007 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31,
2008	$16,142	$32,640	$48,782
2009	12,010	—	12,010
2010	7,225	—	7,225
2011	681	—	681
2012 and thereafter	—	—	—

Total minimum payments	$36,058	$32,640	$68,698

We did not have any off-balance sheet arrangements as at March 31, 2007.

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

We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed and asset backed securities and closed-end bond funds, with credit ratings as specified in our investment policy. We also have invested in preferred stocks, which pay quarterly fixed rate dividends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values, except for investments managed by one investment manager who utilizes U.S. Treasury bond futures options (“futures options”) as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager.

We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2007, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $232.9 million and a cost basis of $233.0 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2007 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of March 31,2007	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$246,222	$241,619	$237,147	$232,875	$228,781	$224,797	$220,963

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit with the Securities and Exchange Commission (the “SEC”) pursuant to the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by SEC Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2007.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2007.

Our management’s assessment of the effectiveness of our internal control over financial reporting as of March 31, 2007 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal controls over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

on Internal Control Over Financial Reporting

The Board of Directors and Stockholders

Applied Micro Circuits Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Applied Micro Circuits Corporation maintained effective internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Micro Circuits Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Applied Micro Circuits Corporation maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Applied Micro Circuits Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007 of Applied Circuits Corporation and our report dated May 25, 2007 expressed an unqualified opinion thereon.

/S/    ERNST & YOUNG LLP

San Diego, California

May 25, 2007

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

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

The information required by this item is incorporated herein by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement.

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

(2) Financial Statement Schedules

For the three fiscal years ended March 31, 2007—Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

See Item 15(b) below.

(b) The following exhibits are filed or incorporated by reference into this report:

3.1	(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2	(2)	Amended and Restated Bylaws of the Company.

4.1	(3)	Specimen Stock Certificate.

10.1	(3)	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2		*Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.

10.3		*Form of Option Agreement under the 1992 Equity Incentive Plan.

10.4		*1992 Equity Incentive Plan.

10.5	(11)	*1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.

10.6	(3)	*401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.

10.9	(3)	Industrial Real Estate Lease dated October 29, 1996 between the Company and ADI Mesa Partners AMCC, L.P.

10.24	(5)	*1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.26	(4)	*1998 Stock Incentive Plan of Cimaron Communications Corporation, as amended.

10.30	(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated February 17, 1999.

10.32	(9)	Amendment No. 1 to Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated November 30, 1999.

10.33	(4)	*2000 Equity Incentive Plan, as amended, and form of Option Agreement.

10.34		*Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.35	(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.

10.37	(5)	MMC Networks, Inc. 1997 Stock Plan and form of Option Agreement.

10.38	(4)	*AMCC Deferred Compensation Plan.

10.42	(10)	+Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43	(10)	+Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.47	(12)	*Offer of Employment dated February 22, 2005 by and between the Company and Kambiz Hooshmand.

10.52	(13)	*Amendment to Offer of Employment dated February 8, 2006 by and between the Company and Kambiz Hooshmand.

10.53	(14)	*Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.

10.54	(14)	*Offer of Employment dated April 27, 2005, by and between the Company and Daryn Lau.

10.55	(14)	*Employment and Non-Solicitation Agreement dated May 24, 2004 by and between the Company and Brian Wilkie.

10.56	(14)	*Employment and Non-Solicitation Agreement dated February 25, 2004 by and between the Company and Faye Pairman.

10.57		*Employment and Non-Solicitation Agreement dated March 17, 2004 by and between the Company and Barbara Murphy.

11.1	(8)	Computation of Per Share Data under SFAS 128.

21.1		Subsidiaries of the Registrant.

23.1		Consent of Independent Registered Public Accounting Firm.

24.1		Power of Attorney (see page 63).

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.
+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000.
(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.
(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 1999.
(7)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.
(8)	The Computation of Per Share Data under SFAS 128 is included in the Notes to the Consolidated Financial Statements included in this Report.
(9)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2000.
(10)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.
(11)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.
(12)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.
(13)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed March 3, 2006.
(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ KAMBIZ HOOSHMAND
Kambiz Hooshmand President and Chief Executive Officer

Date: May 30, 2007

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

Signature	Title	Date

/s/ KAMBIZ HOOSHMAND Kambiz Hooshmand	Chief Executive Officer, President and Director (Principal Executive Officer)	May 30, 2007

/s/ ROBERT G. GARGUS Robert G. Gargus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2007

/s/ CESAR CESARATTO Cesar Cesaratto	Chairman of the Board	May 30, 2007

/s/ NIEL RANSOM Niel Ransom	Director	May 30, 2007

/s/ FRED SHLAPAK Fred Shlapak	Director	May 30, 2007

/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	May 30, 2007

/s/ JULIE H. SULLIVAN Julie H. Sullivan	Director	May 30, 2007

/s/ DONALD COLVIN Donald Colvin	Director	May 30, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Applied Micro Circuits Corporation

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004), on April 1, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Applied Micro Circuits Corporation’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 25, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

San Diego, California

May 25, 2007

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	March 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$51,595	$49,125
Short-term investments-available-for-sale	232,875	286,540
Accounts receivable, net	32,558	26,324
Inventories	31,286	24,941
Other current assets	14,438	12,618

Total current assets	362,752	399,548
Property and equipment, net	27,150	36,127
Goodwill and purchased intangibles, net	415,644	381,066
Other assets	10,966	8,685

Total assets	$816,512	$825,426

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,893	$24,656
Accrued payroll and related expenses	10,021	7,409
Other accrued liabilities	16,383	27,017
Deferred revenue	2,393	3,536

Total current liabilities	55,690	62,618
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at March 31, 2007 and 2006
Issued and outstanding shares—282,976 at March 31, 2007 and 295,440 at March 31, 2006	2,830	2,954
Additional paid-in capital	5,954,223	5,945,555
Deferred compensation, net	—	(2,087)
Accumulated other comprehensive income (loss)	224	(11,367)
Accumulated deficit	(5,196,455)	(5,172,247)

Total stockholders’ equity	760,822	762,808

Total liabilities and stockholders’ equity	$816,512	$825,426

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Fiscal Years Ended March 31,
	2007	2006	2005
Net revenues	$292,852	$261,844	$253,756
Cost of revenues	140,714	122,392	123,253

Gross profit	152,138	139,452	130,503
Operating expenses:
Research and development	96,418	93,770	122,072
Selling, general and administrative	67,971	62,157	65,080
Acquired in-process research and development	13,300	—	13,400
Amortization of purchased intangible assets	4,995	4,588	6,960
Restructuring charges	1,291	12,602	9,622
Option investigation	5,344	—	—
Purchased intangible asset impairment charges	—	—	27,330
Goodwill impairment charges	—	131,216	—
Litigation settlement, net	—	—	29,250

Total operating expenses	189,319	304,333	273,714

Operating loss	(37,181)	(164,881)	(143,211)
Interest income, net	13,125	15,617	18,699
Other income, net	250	256	—

Loss before income taxes	(23,806)	(149,008)	(124,512)
Income tax expense (benefit)	402	(636)	2,861

Net loss	$(24,208)	$(148,372)	$(127,373)

Basic and diluted net loss per share:
Net loss per share	$(0.09)	$(0.49)	$(0.41)

Shares used in calculating basic and diluted net loss per share	284,303	300,841	309,456

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Fiscal Years Ended March 31,
	2007	2006	2005
Operating activities:
Net loss	$(24,208)	$(148,372)	$(127,373)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	8,410	12,902	18,113
Amortization of purchased intangibles	24,751	22,232	30,283
Acquired in-process research and development	13,300	—	13,400
Goodwill and purchased intangible asset impairment charges	—	131,216	27,330
Stock-based compensation expense:
Stock options	10,211	6,540	9,340
Restricted stock units	142	—	—
Non-cash restructuring charges	2,798	4,395	4,187
Net gain on strategic equity investments	—	(672)	—
Net loss (gain) on disposals of property	120	(4)	—
Changes in operating assets and liabilities:
Accounts receivables	(4,790)	2,277	(3,692)
Inventories	(5,307)	(6,927)	(4,574)
Other assets	(1,336)	34,388	(35,124)
Accounts payable	1,214	640	3,921
Accrued payroll and other accrued liabilities	(11,566)	(62,782)	53,797
Deferred revenue	(1,230)	(403)	(929)

Net cash provided by (used for) operating activities	12,509	(4,570)	(11,321)

Investing activities:
Proceeds from sales and maturities of short-term investments	468,570	1,082,451	3,264,961
Purchases of short-term investments	(403,080)	(1,025,274)	(3,094,094)
Purchase of property, equipment and other assets	(6,732)	(7,933)	(27,493)
Proceeds from the sale of strategic equity investments	—	672	—
Purchase of strategic investment	(1,500)	(3,500)	—
Proceeds from sale of real estate	4,788	—	—
Proceeds from sale of property, equipment and other assets	—	101	—
Net cash paid for acquisitions	(71,971)	—	(368,386)

Net cash provided by (used for) investing activities	(9,925)	46,517	(225,012)

Financing activities:
Proceeds from issuance of common stock	2,850	6,745	10,153
Repurchase of company stock	(20,137)	(9,947)	(16,933)
Funding of structured stock repurchase agreements	(9,398)	(105,000)	(59,516)
Funds received from structured stock repurchase agreements including gains	26,963	40,144	48,335
Payments on long-term debt	(289)	(34)	(68)
Payments on capital lease obligations	—	—	(201)
Other	(103)	(126)	797

Net cash used for financing activities	(114)	(68,218)	(17,433)

Net increase (decrease) in cash and cash equivalents	2,470	(26,271)	(253,766)
Cash and cash equivalents at beginning of year	49,125	75,396	329,162

Cash and cash equivalents at end of year	$51,595	$49,125	$75,396

Supplementary cash flow disclosure:
Cash paid for:
Interest	$4	$86	$35

Income taxes	369	884	764

Unrealized net gain/(loss) on available for sale securities	$11,823	$(4,279)	$(13,016)

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance, March 31, 2004	310,985	$3,110	$6,011,886	$(3,299)	$5,352	$(4,896,502)	$1,120,547
Issuance of common stock	5,201	52	10,101	—	—	—	10,153
Repurchase of common stock	(5,380)	(54)	(16,879)	—	—	—	(16,933)
Funding of structured stock repurchase agreements	(2,478)	(25)	(59,491)	—	—	—	(59,516)
Funds received from structured stock repurchases agreements including gains	—	—	48,335	—	—	—	48,335
Stock-based compensation expense	—	—	95	9,245	—	—	9,340
Deferred compensation related to stock options assumed as a result of acquisitions	—	—	—	(19,024)	—	—	(19,024)
Value of assumed options related to acquisition	—	—	23,888	—	—	—	23,888
Elimination of deferred compensation related to terminations	—	—	(3,977)	3,977	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(127,373)	(127,373)
Foreign currency translation gain	—	—	—	—	797	—	797
Unrealized loss on short-term investments, net of tax	—	—	—	—	(13,016)	—	(13,016)

Total comprehensive loss	—	—	—	—	—	—	(139,592)

Balance, March 31, 2005	308,328	3,083	6,013,958	(9,101)	(6,867)	(5,023,875)	977,198
Issuance of common stock	3,863	39	6,706	—	—	—	6,745
Repurchase of common stock	(3,964)	(40)	(9,907)	—	—	—	(9,947)
Funding of structured stock repurchase agreements	(12,787)	(128)	(104,872)	—	—	—	(105,000)
Funds received from structured stock repurchases agreements including gains	—	—	40,144	—	—	—	40,144
Stock-based compensation expense	—	—	—	6,540	—	—	6,540
Elimination of deferred compensation related to terminations	—	—	(474)	474	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(148,372)	(148,372)
Foreign currency translation loss	—	—	—	—	(221)	—	(221)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(4,279)	—	(4,279)

Total comprehensive loss	—	—	—	—	—	—	(152,872)

Balance, March 31, 2006	295,440	2,954	5,945,555	(2,087)	(11,367)	(5,172,247)	762,808
Issuance of common stock	1,473	15	2,835	—	—	—	2,850
Repurchase of common stock	(6,242)	(62)	(20,075)	—	—	—	(20,137)
Funding of structured stock repurchase agreements	(7,695)	(77)	(9,321)	—	—	—	(9,398)
Funds received from structured stock repurchases agreements including gains	—	—	26,963	—	—	—	26,963
Stock-based compensation expense	—	—	10,353	—	—	—	10,353
Elimination of deferred compensation related to adoption of SFAS 123(R)	—	—	(2,087)	2,087	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(24,208)	(24,208)
Foreign currency translation loss	—	—	—	—	(232)	—	(232)
Unrealized gain on short-term investments, net of tax	—	—	—	—	11,823	—	11,823

Total comprehensive loss	—	—	—	—	—	—	(12,617)

Balance, March 31, 2007	282,976	$2,830	$5,954,223	$—	$224	$(5,196,455)	$760,822

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

Applied Micro Circuits Corporation (“AMCC” or the “Company”) provides semiconductor and board level products that are used for the processing, transporting and storing of information worldwide. The Company blends systems and software expertise with high-performance, high-bandwidth silicon integration to deliver silicon, hardware and software solutions for global wide area networks (WAN), embedded applications such as PowerPC and programmable system-on-a-chip (“SOC”) architectures, storage area networks (SAN), and high-growth storage markets such as SATA RAID. AMCC’s corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations and useful life, deferred income tax asset valuation allowances, share-based compensation and restructuring costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin, or SAB, No. 101 Revenue Recognition in Financial Statements, as well as SAB No. 104, Revenue Recognition. The Company recognizes product revenue when the following fundamental criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, the Company records reductions to revenue, at the time of shipment, for estimated allowances such as returns, competitive pricing programs and rebates. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA or free carrier shipping point. If actual returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue would result.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents.

Short-Term Investments

The Company defines short-term investments as income-yielding securities that can be readily converted to cash. Short-term investments consist of U.S. Treasury securities and agency bonds, corporate bonds, mortgage-backed and asset back securities, preferred stocks, publicly traded equity securities and closed-end bond funds. The Company accounts for its short-term investments under Statement of Financial Accounting Standard No. (“SFAS”) 115, Accounting for Certain Investments in Debt and Equity Securities. Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The investments which are classified as available-for-sale are adjusted to market value at each period end with the offsetting unrealized gain or loss reflected as a separate component of stockholders’ equity, net of tax. These investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations.

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

The following table summarizes warranty reserve activity for fiscal years 2007 and 2006:

	Years Ended March 31,
	2007	2006
	(In thousands)
Beginning balance	$4,066	$4,636
Charged to costs and expenses	708	75
Acquired Quake Technologies warranty liability	202	—
Payments	(897)	(645)
Reductions to estimated liability	(1,387)	—

Ending balance	$2,692	$4,066

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs its annual impairment review at the reporting unit level during the fourth quarter each fiscal year or more frequently if the Company believes indicators of impairment are present. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based upon the type of products under development by the acquired company, which initially generated the goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using a combination of the discounted cash flow analysis as well as market comparisons. The determination of fair values require significant judgment and estimates. For the years ended March 31, 2007, 2006 and 2005 we recorded goodwill impairment charges of zero, $131.2 million and zero, respectively.

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

Advertising Cost

Advertising costs of $1.7 million, $0.5 million and $0.5 million were expensed as incurred for each fiscal years ending March 31, 2007, 2006 and 2005, respectively.

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

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS 123(R), using the modified prospective method. This method does not require a revision of prior periods for comparative purposes. No change to the value of the awards granted prior to the adoption of SFAS 123(R) is required. However, awards granted and still unvested on the date of adoption have been and will be attributed to expense under SFAS 123(R), including the application of the forfeiture rate on a prospective basis. The Company’s Consolidated Financial Statements for the fiscal year ended March 31, 2007 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the fiscal year ended March 31, 2007 was $10.4 million.

The company also adopted the alternative transition method provided in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation which is available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123(R).

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as permitted under SFAS 123. Under SFAS 123, stock-based compensation expense had been disclosed but not recognized in the Company’s Consolidated Statement of Operations. In the Company’s pro forma disclosure required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred. Stock-based compensation expense recognized under APB 25 for fiscal years ended March 31, 2006 and 2005 was $6.5 million and $9.3 million, respectively.

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation. This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the fiscal year ended March 31, 2007 and under APB 25 for fiscal years ended March 31, 2006 and 2005, which is allocated as follows (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2007	2006	2005
Stock-based compensation expense by type of awards
Stock options	$10,211	$6,540	$9,340
Restricted stock units	142	—	—

Total stock-based compensation expense	$10,353	$6,540	$9,340

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2007	2006	2005	2007*	2006	2005
Expected life (years)	4.4	3.2	4.0	0.5	1.3	1.3
Risk-free interest rate	4.7%	4.1%	3.8%	5.2%	2.9%	2.2%
Volatility	0.55	0.52	0.77	0.43	0.64	0.80
Dividend yield	—%	—%	—%	—%	—%	—%
Weighted average fair value	$1.93	$1.15	$2.16	$0.98	$1.50	$1.83

*	In fiscal 2007, the Company reduced its offering period under its employee stock purchase plan from 24 months to 6 months.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Compensation Amortization Period.    All stock-based compensation is amortized over the requisite service period of the awards, which is generally the same as the vesting period of the awards. Generally, the Company amortizes the fair value on a straight-line basis over the service periods.

Expected Life.    The expected life of stock options granted represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. To calculate the expected term, the Company assumes that unexercised stock options would be exercised at the midpoint of the valuation date of its analysis and the full contractual term of the option.

Expected Volatility.    Expected volatility is a measure of the amount by which the stock price is expected to fluctuate. The Company estimates the expected volatility of its stock options at their grant date by equally weighting the historical volatility and the implied volatility of its stock. The historical volatility is calculated using the weekly stock price of its stock over a recent historical period equal to its expected life. The implied volatility is calculated from the implied market volatility of exchange-traded call options on its common stock.

Risk-Free Interest Rate.    The risk-free interest rate is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected life.

Expected Dividends. The Company has never paid any cash dividends on its common stock and does not anticipate paying any cash dividends in the foreseeable future. Consequently, the Company uses an expected dividend yield of zero percent in valuation models.

Expected Forfeitures. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal year ended March 31, 2007 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be 5.73% for all stock options granted in fiscal 2007 based upon the average of expected forfeitures data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.

The following table summarizes stock-based compensation expense as it relates to the consolidated statement of operations (in thousands):

	Fiscal Year Ended March 31,
	2007	2006	2005
Stock-based compensation included in various expenses:
Cost of revenues	$594	$89	$674
Research and development	3,765	2,690	3,407
Selling, general and administrative	5,994	3,761	5,259

Total stock-based compensation expense	$10,353	$6,540	$9,340

The weighted average fair value per share of the restricted stock units awarded in the fiscal year ended March 31, 2007 was $3.44, calculated based on the fair market value of the Company’s common stock on the respective grant dates.

The adoption of SFAS 123(R) will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock-based compensation currently estimated to be expensed from now through fiscal 2011 related to unvested share-based payment awards at March 31, 2007 is $18.4 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.2 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

In accordance with the requirements of the disclosure-only alternative of SFAS 123 and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation—Transition and Disclosure, set forth below is a pro forma illustration of the effect on net loss and net loss per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the fiscal years ended March 31, 2006 and 2005 (in thousands, except per share data):

	Fiscal Years Ended March 31,
	2006	2005
Net loss	$(148,372)	$(127,373)

Add:
Stock based employee compensation expense included in net loss, net of tax	6,540	9,340

Deduct:
Compensation expense determined under fair value based method for all awards, net of tax	(41,843)	(95,055)

Pro forma net loss	$(183,675)	$(213,088)

Basic loss per share:
Net loss	$(0.49)	$(0.41)

Net loss—pro forma	$(0.61)	$(0.69)

Diluted loss per share:
Net loss	$(0.49)	$(0.41)

Net loss—pro forma	$(0.61)	$(0.69)

Comprehensive Income (Loss)

The FASB’s Statement of Financial Accounting Standards No. 130 (“SFAS 130”), Comprehensive Income (Loss), establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS 130 requires the change in net unrealized gains or losses on short-term investments and foreign currency translation gains and losses be included in comprehensive income (loss). Comprehensive income (loss) is included in our Consolidated Statements of Stockholders’ Equity.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Segments of a Business Enterprise

The Company operates in one reportable operating segment, communications. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had three operating segments at March 31, 2007, under the aggregation criteria set forth in SFAS 131, the Company operates in only one reportable operating segment, communications.

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

Because the Company meets each of the criteria set forth in SFAS 131 and the three operating segments as of March 31, 2007 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in tax positions. FIN 48 requires that the Company recognize in its financial statements, the impact of a tax position, if that position is more likely than not to be sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective for the Company in the first quarter of fiscal 2008, with the cumulative effect, if any, of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying the materiality of financial statement misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB 108 did not have a material impact on the Company’s consolidated financial statements.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In February 2007, the FASB issued SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

2.     Investments

Short-Term Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in comprehensive income (loss). The basis for computing realized gains or losses is by specific identification.

The following is a summary of available-for-sale securities (in thousands):

	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses
At March 31, 2007:
U.S. Treasury securities and agency bonds	$39,700	$39	$314	$39,425
Corporate bonds	21,175	31	328	20,878
Mortgage-backed and asset-backed securities	62,021	100	1,301	60,820
Closed-end bond funds	86,902	874	2,524	85,252
Preferred stock and options	22,649	50	496	22,203
Marketable equity securities*	600	3,697	—	4,297

	$233,047	$4,791	$4,963	$232,875

At March 31, 2006:
U.S. Treasury securities and agency bonds	$46,506	$—	$1,131	$45,375
Corporate bonds	34,740	67	1,202	33,605
Mortgage-backed and asset-backed securities	114,921	51	3,666	111,306
Closed-end bond funds	80,276	188	5,782	74,682
Preferred stock and options	22,092	11	531	21,572

	$298,535	$317	$12,312	$286,540

*	Marketable equity securities represents the Company’s equity investment in Mellanox Technologies, Ltd., an Israeli company listed on the Nasdaq Stock Market. The amortized cost value of this investment was reclassed from other assets to short-term investments in fiscal 2007.

At March 31, 2007, the cost and estimated fair values of available-for-sale securities by contractual maturity are as follows (in thousands):

	Cost	Fair Value
Less than 1 year	21,993	21,768
Mature in 1 – 2 years	23,226	22,874
Mature in 3 – 5 years	88,598	86,937
Mature after 5 years	75,981	74,796

	209,798	206,375

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has the intent and ability to hold these investments until maturity. The following is a summary of gross unrealized losses as of March 31, 2007 (in thousands):

	Less than 12 months of unrealized losses		12 months or more of unrealized losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency Bonds	$—	$—	$32,387	$314	$32,387	$314
Corporate bonds	3,153	45	13,280	283	16,433	328
Mortgage-backed and asset-backed securities	4,301	72	45,862	1,230	50,163	1,301
Closed-end bond funds	17,462	202	32,034	2,322	49,496	2,524
Preferred stock and options	20,341	495	—	—	20,341	496

	$45,257	$814	$123,563	$4,149	$168,820	$4,963

Strategic Equity Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives, and typically does not attempt to reduce or eliminate the inherent market risks on these investments. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or fair value. These investments are included in other assets on the Company’s balance sheet and are carried at fair value or cost, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments to their fair value when an other-than-temporary decline has occurred. For the years ended March 31, 2007, 2006 and 2005, the Company recognized gains of zero, $0.7 million and zero when the privately held companies in which the Company had an equity investment were sold. At March 31, 2007 and 2006, the balance of these investments included in other assets was $5.0 million and $4.1 million, respectively.

3.    Certain Financial Statement Information

Accounts receivable:

	March 31,
	2007	2006
	(in thousands)
Accounts receivable	$34,116	$27,678
Less: allowance for bad debts	(1,558)	(1,354)

	$32,558	$26,324

Inventories:

	March 31,
	2007	2006
	(in thousands)
Finished goods	$16,691	$17,883
Work in process	9,630	5,277
Raw materials	4,965	1,781

	$31,286	$24,941

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other current assets:

	March 31,
	2007	2006
	(in thousands)
Deposits	$1,247	$933
Prepaid expenses	10,435	8,882
Interest receivable	1,104	1,630
Other	1,652	1,173

	$14,438	$12,618

Property and equipment:

	Useful Life	March 31,
		2007	2006
	(in years)	(in thousands)
Machinery and equipment	5-7	$43,084	$41,634
Leasehold improvements	1-15	10,156	11,225
Computers, office furniture and equipment	3-7	76,809	74,760
Buildings	31.5	2,756	5,860
Land	N/A	11,302	12,202

		144,107	145,681
Less: accumulated depreciation and amortization		(116,957)	(109,554)

		$27,150	$36,127

Goodwill and purchased intangible assets:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	March 31, 2007			March 31, 2006
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,441,259	$(4,105,402)	$335,857	$4,401,662	$(4,105,402)	$296,260
Developed technology	425,000	(365,411)	59,589	413,500	(348,675)	64,825
Backlog/customer relationships	6,330	(4,288)	2,042	3,600	(3,480)	120
Patents/core technology rights/ tradename	62,305	(44,149)	18,156	59,200	(39,339)	19,861

	$4,934,894	$(4,519,250)	$415,644	$4,877,962	$(4,496,896)	$381,066

	Fiscal Years Ended March 31,
	2007	2006	2005
Goodwill beginning balance	$296,260	$427,476	$192,541
Goodwill related to acquisitions (Note 4)	39,597	—	238,279
Acquired lease liability adjustment	—	—	(3,344)
Impairment charges (Note 8)	—	(131,216)	—

Goodwill ending balance	$335,857	$296,260	$427,476

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The estimated future amortization expense of purchased intangible assets charged to cost of sales and operating expenses as of March 31, 2007, is as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal years ending March 31,
2008	$18,428	$5,301	$23,729
2009	17,823	5,260	23,083
2010	12,097	4,040	16,137
2011	10,500	4,040	14,540
2012	875	861	1,736
Thereafter	—	562	562

Total	$59,723	$20,064	$79,787

Other Assets:

	March 31,
	2007	2006
	(in thousands)
Non-current portion of prepaid expenses	$3,386	$1,997
Equity investments	5,000	4,100
Other	2,580	2,588

	$10,966	$8,685

Other accrued liabilities:

	March 31,
	2007	2006
	(in thousands)
Warranty and excess purchase commitments	$3,253	$5,407
Executive deferred compensation	3,422	3,294
Employee related liabilities	2,732	2,871
Current income taxes	1,212	1,177
Professional fees	1,199	1,106
Other taxes	918	863
Restructuring liabilities	350	7,644
Other	3,297	4,655

	$16,383	$27,017

Interest income, net:

	Fiscal Years Ended March 31,
	2007	2006	2005
	(in thousands)
Interest income	$13,982	$16,463	$16,408
Net realized gain (loss) on short-term investments	(853)	(760)	2,326
Interest expense	(4)	(86)	(35)

	$13,125	$15,617	$18,699

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other income, net:

	Fiscal Years Ended March 31,
	2007	2006	2005
	(in thousands)
Gain on strategic equity investments	$21	$672	$—
Net (loss) gain on disposals of property	(61)	4	—
Net foreign currency gain (loss)	87	(543)	—
Other	203	123	—

	$250	$256	$—

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

	Fiscal Years Ended March 31,
	2007	2006	2005
Net loss	$(24,208)	$(148,372)	$(127,373)
Shares used in basic and diluted net loss per share computation:
Weighted average common shares outstanding	284,303	300,841	309,456

Shares used in basic and diluted net loss per share computation	284,303	300,841	309,456

Basic and diluted net loss per share:
Basic and diluted net loss per share	$(0.09)	$(0.49)	$(0.41)

Because the Company incurred losses in the fiscal years ended March 31, 2007, 2006 and 2005, the effect of dilutive securities totaling 1,399, 1,689 and 3,471 equivalent shares (in thousands), respectively, have been excluded from the loss per share computation as their impact would be antidilutive.

4.	Acquisitions

The Company completed three acquisitions during the three fiscal years ended March 31, 2007 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of each business acquired from the date of acquisition. Details of the acquired business are as follows:

Fiscal 2007

Quake Technologies, Inc.— On August 25, 2006, the Company acquired Quake Technologies, Inc. (“Quake”), a provider of 10 Gigabit Ethernet physical layer chips, for $81.2 million in cash including merger costs. Of the amount paid, $12.0 million was placed in escrow for at least one year in order to secure the indemnification obligations of Quake to the Company. In addition, the Company assumed unvested stock options covering 1.7 million shares of the Company’s common stock that had a fair value of $3.5 million. The fair value of the unvested options was calculated using a Black-Scholes method and is being recorded as stock-based compensation over the requisite service period.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2006

None.

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

	Fiscal 2007	Fiscal 2005
	Quake	3ware	Embedded Products Business	Total
Net tangible assets	$8,411	$10,113	$3,700	$13,813
In-process research and development	13,300	8,000	5,400	13,400
Developed technology	11,500	14,500	73,500	88,000
Backlog/customer relationships	2,800	300	1,900	2,200
Patents/core technology rights/tradename	3,200	6,100	20,700	26,800
Purchased inventory fair value adjustment	2,395	1,465	739	2,204
Stock-based compensation	3,417	19,024	—	19,024
Goodwill	39,597	110,218	128,061	238,279

Total consideration	$84,620	$169,720	$234,000	$403,720

The total consideration issued in the acquisitions was as follows (in thousands):

	Fiscal 2007	Fiscal 2005
	Quake	3ware	Embedded Products Business	Total
Cash paid and merger fees	$81,203	$145,832	$234,000	$379,832
Value of assumed options	3,417	23,888	—	23,888

Total consideration	$84,620	$169,720	$234,000	$403,720

The purchased inventory fair value adjustment represents the difference between the carrying value of work in process and finished goods inventory and the estimated selling price less costs to sell the related inventory at the date of acquisition.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisitions on the Company’s results of operations.

In-Process Research and Development

In-process research and development (“IPR&D”) totaled $13.3 and $13.4 million for acquisitions completed in fiscal 2007 and 2005, respectively. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

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

The following table summarizes the significant assumptions at the acquisition dates underlying the valuations for the Company’s significant acquisitions completed in fiscal 2007 and 2005:

Company Acquired	Development Projects	IPR&D Charge	Number of Projects	Range of Estimated% Complete	Estimated Cost to Complete	Range of Adjusted Discount Rates
		(in thousands)			(in thousands)
Fiscal 2007:
Quake Technologies.	Serial physical layer	$13,300	2	35% - 76%	$4,536	23% - 29%

Fiscal 2005:
3ware, Inc.	SATA Raid controller cards	8,000	2	25 - 42	2,950	30 - 35
Embedded Products Business	Embedded processor products	5,400	3	42 - 69	9,100	25 - 30

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.	Stockholders’ Equity

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

Common Stock

At March 31, 2007 the Company had 630.0 million shares authorized for issuance. At March 31, 2007 and 2006, there were approximately 283.0 million shares and 295.4 million shares issued and outstanding, respectively.

In March 2007, the Company’s stockholders approved a proposal that allows the Board of Directors to implement a reverse stock split on the common stock using any one of three approved ratios: 1-for-2, 1-for-3 or 1-for-4. The Board of Directors has not yet implemented any reverse stock split and is not required to implement any of the approved splits. If the Board of Directors implements a 1-for-3 reverse stock split, the authorized number of shares of common stock will be reduced to 500,000,000 shares. If the Board of Directors implements a 1-for-4 reverse stock split, the authorized number of shares of common stock will be reduced to 375,000,000 shares. The Board of Directors’ authority to implement any of the reverse stock splits approved in March 2007 expires on March 8, 2008.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the year ended March 31, 2007, the Company repurchased 6.2 million shares on the open market at a weighted average price of $3.23 per share. From the time the program was implemented through March 31, 2007, the Company has repurchased a total of 15.6 million shares on the open market at a weighted average price of $3.01 per share. All repurchased shares were retired upon delivery to the Company. At March 31, 2007, $85.5 million remained available to repurchase shares under the stock repurchase program, as amended.

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

During the year ended March 31, 2007, the Company received $27.0 million in cash and 7.7 million in shares of its common stock at an effective purchase price of $3.06 per share from open structured stock

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

repurchase programs. During the year ended March 31, 2006, the Company entered into structured stock repurchase agreements totaling $105.0 million. Upon settlement of the underlying agreements, the Company received $40.1 million in cash and 12.8 million shares of our common stock at an effective purchase price of $2.72 per share. At March 31, 2007, the Company had no outstanding structured stock repurchase agreements open. From the time of the stock repurchase program inception through March 31, 2007, the Company entered into structured stock repurchase agreements totaling $174.0 million. Upon settlement of these underlying agreements, the Company received $115.5 million in cash and 23.0 million shares of its common stock at an effective purchase price of $2.55 per share.

The table below is a summary of the Company’s repurchase program share activity for the years ended March 31, 2007 and 2006 (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2007	2006
Open market repurchases:
Aggregate repurchase price	$20,137	$9,947
Repurchased shares	6,242	4,000

Average price per share	$3.23	$2.49

Structured agreements:
Shares acquired in settlement	7,695	12,787

Average price per share	$3.06	$2.72

Total shares acquired by repurchase or in settlement	13,937	16,787

Average price per share	$3.13	$2.66

Stock Options

The Company has granted stock options to employees and non-employee directors under several plans. These option plans include two stockholder-approved plans (the 1992 Stock Option Plan and 1997 Directors’ Stock Option Plan) and four plans not approved by stockholders (the 2000 Equity Incentive Plan, Cimaron Communications Corporation’s 1998 Stock Incentive Plan assumed in the fiscal 1999 merger, and JNI Corporation’s 1997 and 1999 Stock Option Plans assumed in the fiscal 2004 merger). Certain other outstanding options were assumed through the Company’s various acquisitions.

In March 2007, the Company’s stockholders approved a stock option exchange program to permit eligible employees to exchange outstanding stock options with exercise prices equal to or greater than $4.90 per share for a reduced number of restricted stock units to be granted under the 2000 Equity Incentive Plan.

In March 2007, the Company’s stockholders also approved the amendment and restatement of the 1992 Stock Option Plan (i) to expand the type of awards available under the plan, (ii) to rename the plan as the 1992 Equity Incentive Plan, (iii) to extend the plan’s expiration date until January 10, 2017, (iv) to increase the share reserve under the plan by 9,000,000 shares, (v) to serve as a successor plan to the 2000 Equity Incentive Plan, which will no longer be used for equity awards following completion of the stock option exchange described above, and (vi) to provide that any shares subject to stock awards under the 2000 Equity Incentive Plan that terminate or are forfeited or repurchased (other than options issued under the 2000 Equity Incentive Plan that were tendered in the stock option exchange) are added to the share reserve under the 1992 Equity Incentive Plan.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Board has delegated administration of the Company’s equity plans to the Compensation Committee, which generally determines eligibility, vesting schedules and other terms for awards granted under the plans. Options under the plans expire not more than ten years from the date of grant and are generally exercisable upon vesting. Vesting generally occurs over four years. In fiscal 2006, stock options covering 5.1 million shares were granted with a 2.5-year vesting schedule. New hire grants generally vest and become exercisable at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant.

In connection with its annual review of officer compensation in April 2006, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. There are two types of performance options. The first type vests in 48 equal monthly installments beginning one month after the grant date; provided, however, if the Company achieves specific goals under its fiscal 2007 operating plan, the vesting of the option will accelerate such that the option will be fully exercisable at the end of two years instead of four years. The Company did not achieve these goals so the vesting on these options was not accelerated. The second type of performance options becomes exercisable only if the Company achieves specific revenue and non-GAAP pre-tax profit targets in any fiscal quarter before fiscal 2010.

At March 31, 2007, 2006, and 2005 there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Fiscal Years Ended March 31,
	2007		2006		2005
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at beginning of year	54,096	$5.82	66,714	$6.64	63,762	$7.63
Granted and assumed	7,014	3.09	9,638	2.95	17,481	2.77
Exercised	(1,463)	1.95	(1,810)	0.82	(2,725)	1.06
Forfeited	(9,702)	6.28	(20,446)	7.60	(11,804)	7.65

Outstanding at end of year	49,945	$5.46	54,096	$5.82	66,714	$6.64

Vested at end of year	39,577	$6.08	43,727	$6.50	45,255	$7.89

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a further breakdown of the options outstanding at March 31, 2007 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.05–$ 3.21	11,766	6.48	$2.58	6,206	$2.54
3.22– 3.85	10,957	7.07	3.57	6,771	3.57
3.86– 6.48	11,537	5.96	5.17	10,915	5.24
6.54– 6.54	12,293	3.31	6.54	12,293	6.54
6.55– 87.24	3,392	3.55	18.61	3,392	18.61

$ 0.05–$87.24	49,945	5.51	$5.46	39,577	$6.08

As of March 31, 2007, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $7.7 million and options outstanding was $13.9 million. The aggregate pre-tax intrinsic value of options exercised during fiscal 2007 was 2.3 million.

Restricted Stock Units

The Company granted restricted stock units pursuant to its 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires and non-employee members of the Company’s Board. Restricted stock units are share awards that upon vesting, will deliver to the holder, shares of the Company’s common stock. Generally, restricted stock units vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, restricted stock units will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters. Following the amendment and restatement of the 1992 Stock Option Plan as the 1992 Equity Incentive Plan and the completion of the stock option exchange program, the Company has discontinued making restricted stock unit awards from the 2000 Equity Incentive Plan. In the future, all restricted stock unit awards will be made from the 1992 Equity Incentive Plan.

A summary of the Company’s restricted stock unit activity and related information in the fiscal year ended March 31, 2007 is as follows (options in thousands):

Restricted Stock Units Outstanding
Number of Shares (in thousands)
Balance at beginning of year	—
Awarded during the year	777
Vested during the year	(13)
Cancelled during the year	(29)

Balance at end of year	735

The weighted average grant-date fair value per share for the restricted stock units was $3.44, and the weighted average remaining contractual term for the restricted stock units outstanding as of March 30, 2007 was 1.8 years.

Based on the closing price of the Company’s common stock of $3.65 on March 31, 2007, the total pretax intrinsic value of all outstanding restricted stock units on that date was $2.7 million.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 19.2 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At March 31, 2007, approximately 10.0 million shares had been issued under this plan and approximately 9.2 million shares were available for future issuance.

Common Shares Reserved for Future Issuance

At March 31, 2007, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Stock Options and Restricted Stock Units:
Granted and outstanding	49,945
Restricted Stock Units	735
Authorized for future grants	57,719
Stock purchase plan	9,199

117,598

6.	Income Taxes

Pre-tax income (loss) consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2007	2006	2005
Pre-tax loss:
Domestic	$(25,374)	$(150,802)	$(126,716)
Foreign	1,568	1,794	2,204

Total pre-tax loss	$(23,806)	$(149,008)	$(124,512)

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2007	2006	2005
Current:
Federal	$—	$—	$—
Foreign	314	(939)	3,023
State	88	303	(162)

Total current	402	(636)	2,861
Deferred:
Federal	—	—	—
State	—	—	—
Total deferred	—	—	—

	$402	$(636)	$2,861

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

	Fiscal Years Ended March 31,
	2007		2006		2005
	$	%	$	%	$	%
Tax at federal statutory rate	$(8,332)	35%	$(52,153)	35%	$(43,580)	35%
In-process research and development	5,152	(22)	—	—	3,099	(2)
Goodwill	—	—	31,566	(21)	—	—
Tax exempt interest	—	—	(851)	—	(594)	—
State taxes, net of federal benefit	(889)	4	(5,565)	4	(4,650)	4
Federal tax credits	(4,858)	20	(4,858)	3	(5,616)	5
State tax credits	(1,561)	7	(1,579)	1	(1,825)	1
Valuation allowance	9,995	(42)	31,772	(21)	50,807	(40)
Change in contingency reserve	—	—	(1,475)	1	1,924	(2)
Other	895	(4)	2,507	(2)	3,296	(3)

	$402	(2)%	$(636)	—%	$2,861	(2)%

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	March 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$351,959	$323,919
Research and development credit carryforwards	114,969	109,083
Inventory write-downs and other reserves	18,501	25,352
Capitalization of inventory and research and development costs	17,220	22,990
Intangible assets	24,660	26,573
Other	21,125	17,582

Total deferred tax assets	548,434	525,499

Deferred tax liabilities:
Depreciation and amortization	(5,287)	(503)
Purchase accounting	(7,391)	(3,552)

Total deferred tax liabilities	(12,678)	(4,055)

Net deferred tax assets before valuation allowance	535,756	521,444
Valuation allowance	(535,756)	(521,444)

Net deferred tax assets	$—	$—

At March 31, 2007, the Company has federal and state research and development tax credit carryforwards of approximately $84.9 million and $46.3 million, respectively, which will begin to expire in fiscal 2010 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $941.0 million and $404.7 million, respectively, which will begin to expire in fiscal 2012 and fiscal 2007, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. As a result, utilization of the portion of the Company’s net operating loss and tax credit carryforwards may be restricted.

As a result of the adoption of SFAS 123(R), the Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At March 31, 2007, deferred tax assets do not include $1.7 million of excess tax benefits from stock-based compensation.

The Company has established a valuation allowance against its net deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a full valuation allowance should be recorded in 2007, 2006 and 2005.

The tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2007 will be accounted for as follows: approximately $193.1 million will be recognized as a reduction of income tax expense, $261.2 million will be recognized as an increase in shareholders’ equity for certain tax deductions from employee stock options, and $81.4 million will be recognized as a reduction of goodwill.

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

For fiscal 2007, the discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 13% to 20% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% and terminal growth rates of 4%. We did not recognize any goodwill impairment as a result of performing this annual test. A variance in the discount rate or the estimated revenue growth rate could have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

8.	Restructuring Charges

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

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2005	$697	$2,002	$—	2,699
Charged to expense	7,450	2,004	3,174	12,628
Cash payments	(2,010)	(1,252)	—	(3,262)
Noncash charges	—	(1,029)	(3,366)	(4,395)
Reductions to estimated liability	(307)	89	192	(26)

Liability, March 31, 2006	5,830	1,814	—	7,644
Charged to expense	500	328	2,794	3,622
Cash payments	(5,287)	(504)	—	(5,791)
Noncash charges	—	—	(2,794)	(2,794)
Reductions to estimated liability	(693)	(1,638)	—	(2,331)

Liability, March 31, 2007	$350	$—	$—	$350

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following tables provide detailed activity related to the four most recent restructuring programs during the fiscal year ended March 31, 2007 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
April 2003 Restructuring Program
Liability, March 31, 2005	$—	$1,801	$—	$1,801
Cash payments	—	(685)	—	(685)
Reductions to estimated liability	—	(209)	—	(209)

Liability, March 31, 2006	—	907	—	907
Cash payments	—	(88)	—	(88)
Reductions to estimated liability	—	(819)	—	(819)

Liability, March 31, 2007	$—	$—	$—	$—

November 2004 Restructuring Program
Liability, March 31, 2005	$697	$201	$—	$898
Cash payments	(313)	(303)	—	(616)
Noncash charges	—	—	(192)	(192)
Reductions to estimated liability	(384)	102	192	(90)

Liability, March 31, 2006	$—	$—	$—	$—

July 2005 Restructuring Program
Charged to expense	$1,450	$975	$2,612	$5,037
Cash payment	(1,527)	(264)	—	(1,791)
Noncash charges	—	—	(2,612)	(2,612)
Reductions to estimated liability	77	196	—	273

Liability, March 31, 2006	—	907	—	907
Cash payments	—	(88)	—	(88)
Reductions to estimated liability	—	(819)	—	(819)

Liability, March 31, 2007	$—	$—	$—	$—

March 2006 Restructuring Program
Charged to expense	$6,000	$1,029	$562	$7,591
Cash payment	(170)	—	—	(170)
Noncash charges	—	(1,029)	(562)	(1,591)

Liability, March 31, 2006	5,830	—	—	5,830
Charged to expense	—	328	2,794	3,122
Cash payments	(4,917)	(328)	—	(5,245)
Noncash charge	—	—	(2,794)	(2,794)
Reductions to estimated liability	(613)	—	—	(613)

Liability, March 31, 2007	$300	$—	$—	$300

June 2006 Restructuring Program
Charged to expense	$500	$—	$—	$500
Cash payments	(370)	—	—	(370)
Reductions to estimated liability	(80)	—	—	(80)

Liability, March 31, 2007	$50	$—	$—	$50

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2003, the Company announced a restructuring program. The April 2003 restructuring program consisted of a workforce reduction of 185 employees, consolidation of excess facilities and fixed asset disposals. The Company recognized a total of $23.8 million in restructuring costs related to this restructuring program. The restructuring costs consisted of approximately $5.7 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write-off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit in November 2003 related to the reoccupation of a portion of a building in San Diego and an adjustment for overestimated severance to be paid. During fiscal 2007, this restructuring accrual was reduced by $0.8 million to zero due to the planned reoccupation of this building prior to September 2007.

In July 2005, the Company implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. This restructuring program consisted of the elimination of approximately 40 employees, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring program, the Company recorded a charge of approximately $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of facilities. During fiscal 2007, this restructuring accrual was reduced by $0.8 million to zero due to the planned reoccupation of this building prior to September 2007.

In March 2006, the Company communicated and began implementation of a plan to exit its operations in France and India and reorganize part of its manufacturing operations. The restructuring program included the elimination of approximately 68 employees. In fiscal 2006, the Company recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severances, $1.0 million for operating lease write-offs, and $0.6 million for asset impairments. During fiscal 2007, the Company recorded additional net charges of approximately $2.5 million, consisting of $0.2 million for excess lease liability, $0.1 million for operating lease commitments and $2.8 million for asset impairments, offset by $0.6 million in workforce reduction liability adjustments.

In June 2006, the Company implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of approximately 20 employees. As a result of the June 2006 restructuring program, the Company recorded a net charge of approximately $0.4 million, consisting of employee severances.

9.	Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through fiscal 2013. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also leases certain engineering design software tools under non-cancelable operating leases expiring through fiscal 2009. Other purchase commitments relate primarily to non-cancelable inventory purchase commitments.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our contractual operating leases and other purchase commitments as of March 31, 2007 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31,
2008	$16,142	$32,640	$48,782
2009	12,010	—	12,010
2010	7,225	—	7,225
2011	681	—	681
2012 and thereafter	—	—	—

Total minimum payments	$36,058	$32,640	$68,698

The Company did not have any off balance sheet arrangements at March 31, 2007.

Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 2007, 2006, and 2005 was $2.6 million, $4.1 million, and $5.7 million, respectively.

10.	Employee Retirement Plan

Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board of Directors. Employer contributions vest to participants at a rate of 33% per year of service. The total contributions under the plan charged to operations totaled $1.0 million, $0.8 million, and $1.2 million for the years ended March 31, 2007, 2006 and 2005, respectively.

11.	Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2007 were as follows:

	2007	2006	2005
Avnet	23%	21%	16%
Sanmina—SCI	*	10%	*
*	Less than 10% of total net revenues for period indicated.

On July 5, 2005, Avnet acquired Insight Electronics. For purposes of the table above, the shipments to Insight Electronics and Avnet were retroactively combined for all periods presented.

Looking through product shipments to distributors and subcontractors to the end customers, net revenues to end customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2007 were as follows:

	2007	2006	2005
Nortel Networks Corporation	*	12%	11%

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2007	2006	2005
United States of America	$127,226	$115,043	$121,527
Other North America	24,214	27,686	21,003
Europe and Israel	50,780	47,246	50,124
Asia	89,571	70,951	59,748
Other	1,061	918	1,354

	$292,852	$261,844	$253,756

12.	Contingencies

Legal Proceedings

In April 2001, a series of similar federal complaints were filed against JNI Corporation (“JNI”) and certain of its officers and directors. These complaints were consolidated into a single proceeding in U.S. District Court for the Southern District of California. Osher v. JNI, lead case no. 01 cv 0557 J (NLS). The first consolidated and amended complaint contained allegations that between July 13, 2000 and March 28, 2001 JNI and the individual defendants made false statements about JNI’s business and operating results in violation of the Securities

Exchange Act of 1934, as amended (“Exchange Act”) and also included allegations that defendants made false statements in JNI’s public offering of common stock in October 2000. In March 2003, the court dismissed the action with prejudice. In April 2004, plaintiffs filed a notice of appeal. The appeal was orally argued in December 2005. In May 2006, the Ninth Circuit Court of Appeals issued an order affirming the March 2003 order dismissing plaintiffs’ complaint, but remanding back to the District Court to consider whether to allow plaintiffs to file another amended complaint or to articulate specific reasons why an amendment should not be allowed. In August 2006, the District Court issued an order reaffirming its dismissal with prejudice. The time for plaintiffs to appeal that ruling passed without a notice of appeal being filed, thus resulting in a final judgment in the defendants’ favor.

In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In January 2004, the plaintiff filed a notice of appeal. A motion to dismiss the appeal was filed by the defendants on the grounds that the plaintiff had lost standing because he no longer owned JNI shares. In October 2005, the court dismissed the appeal, finding the plaintiff had no standing to maintain the lawsuit. The California Supreme Court granted review of the Court of Appeal’s decision in January 2006. In April 2006, plaintiff filed his opening brief. The Company filed its answer brief in May 2006. Plaintiff’s reply brief was filed in August 2006. No date has been set for a hearing on this appeal.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York,

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Exchange Act in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the issuer defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the District Court and by the issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. The District Court granted its preliminary approval of settlement subject to defendants’ agreement to modify certain provisions of the settlement agreements regarding contractual indemnification. JNI accepted the District Court’s proposed modifications. The District Court held a hearing for final approval of the settlement in April 2006. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” The Circuit Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit for rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit denied plaintiffs’ rehearing petition but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the stay remains in place.

In September 2003, Silvaco Data Systems filed a complaint against the Company in the Superior Court of the State of California in the County of Santa Clara, Silvaco Data Systems v. Applied Micro Circuits Corporation, case no. 103CV005696. In its complaint, Silvaco claimed that the Company misappropriated trade secrets and engaged in unfair business practices by using software licensed to the Company by Circuit Semantics, Inc. The Company filed an answer denying Silvaco’s allegations. In October 2006, the parties agreed to settle the lawsuit. Under the terms of the agreement, the Company paid Silvaco $150,000 and Silvaco released and dismissed all of its claims against the Company.

In April 2005, Cicada Semiconductor Corporation, a wholly owned subsidiary of Vitesse Semiconductor Corporation, filed a complaint against the Company and other unknown defendants in the Superior Court of the State of California in the County of San Diego. Cicada Semiconductor Corporation v. Applied Micro Circuits Corporation, case no. GIC 845887. In its complaint, Cicada alleged that the Company breached a contract to purchase assets from Cicada by failing to make installment payments due under the contract. Cicada’s complaint sought $2 million in damages plus interest and its attorneys’ fees and costs. In June 2005, the Company filed a cross—complaint against both Cicada and Vitesse. The parties agreed to settle the complaint and cross—complaint effective June 1, 2006. Under the terms of the settlement agreement: (i) Vitesse paid the Company the sum of $221,661 in delayed product payments and interest, released and dismissed all claims against the Company and granted the Company a royalty—free license to the Line Interface Unit technology that was the subject of the original contract between Cicada and the Company; and (ii) the Company paid Vitesse the sum of $700,000 and released and dismissed its counterclaims against Cicada and Vitesse.

Various current and former directors and officers of the Company have been named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Applied Micro Circuits Derivative Litigation (N.D. Cal.) (The “Federal Action”); and four substantially similar consolidated stockholder derivative actions filed in the Superior Court of the State of California in the County of Santa Clara, captioned In re Applied Micro Circuits Corporation Shareholder Derivative Litigation (the “State Action”). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2005. Both actions assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, imposition of a constructive trust over the option contracts, and violations of Section 25402 of the California Corporations Code. The Federal Action also alleges that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Exchange Act. Both actions seek to recover

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

unspecified monetary damages against the individual defendants on behalf of the Company, restitution, rescission of the option contracts, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The Company is named as a nominal defendant in both the Federal and State Actions; thus no recovery against the Company is currently sought. The Company and the individual defendants have filed motions to dismiss in both the Federal and State Actions. The hearing on the motion to dismiss, or in the alternative stay, the State Action was held on March 2, 2007. The hearing on the motions to dismiss in the Federal Action is currently scheduled for June 21, 2007. The Company has also moved to stay discovery in the State Action, and discovery is currently stayed in the Federal Action. No trial date has been set in either Action.

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

13.	Related Party Transactions

Prior to the fiscal year ended March 31, 2006 from time to time the Company chartered an aircraft for business travel from an aircraft charter company, which managed an aircraft owned by a company that AMCC’s former chief executive officer controlled. The Company expensed a total of zero, zero and $(0.1) million for such charters during the years ended March 31, 2007, 2006, and 2005, respectively. These amounts were within the limits on such expenses approved by the Board of Directors.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.	Quarterly Information (unaudited)

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

	Fiscal Year 2007				Fiscal Year 2006
	Q1(1)	Q2(2)	Q3(3)	Q4(4)	Q1(5)	Q2(6)	Q3(7)	Q4(8)
	(in thousands, except per share data)
Net revenues	$69,679	$76,364	$76,642	$70,167	$64,673	$64,935	$65,243	$66,993
Cost of revenues	31,528	35,536	37,799	35,851	30,833	31,093	30,017	30,449

Gross profit	38,151	40,828	38,843	34,316	33,840	33,842	35,226	36,544
Total operating expenses	42,193	58,072	46,023	43,031	41,272	43,628	40,897	178,536

Operating loss	(4,042)	(17,244)	(7,180)	(8,715)	(7,432)	(9,786)	(5,671)	(141,992)
Interest and other income	3,365	3,429	3,121	3,460	3,404	3,537	4,940	3,992

Loss before income taxes	(677)	(13,815)	(4,059)	(5,255)	(4,028)	(6,249)	(731)	(138,000)
Income tax expense (benefit)	140	74	113	75	176	175	(1,315)	328

Net income (loss)	$(817)	$(13,889)	$(4,172)	$(5,330)	$(4,204)	$(6,424)	$584	$(138,328)

Diluted net income (loss) per share	$(0.00)	$(0.05)	$(0.01)	$(0.02)	$(0.01)	$(0.02)	$0.00	$(0.47)

Shares used in calculating diluted net income (loss) per share	291,178	281,762	281,799	282,472	306,327	305,476	299,049	294,442

(1)	The consolidated operating results for the first quarter of fiscal 2007 include a $1.2 million restructuring charge and $0.6 million for option investigation expenses.
(2)	The consolidated operating results for the second quarter of fiscal 2007 include a $13.3 million in-process research and development charge related to the Quake acquisition, a $1.4 million restructuring charge and $1.1 million for option investigation expenses.
(3)	The consolidated operating results for the third quarter of fiscal 2007 include a $0.1 million restructuring charge and $2.7 million for option investigation expenses.
(4)	The consolidated operating results for the fourth quarter of fiscal 2007 include a $1.4 million reduction in restructuring charge and $0.9 million for option investigation expenses.
(5)	The consolidated operating results for the first quarter of fiscal 2006 include a $1.5 million charge for stock based compensation expense related to the purchases of JNI and 3ware, Inc.
(6)	The consolidated operating results for the second quarter of fiscal 2006 includes a $3.6 million restructuring charge.
(7)	The consolidated operating results for the third quarter of fiscal 2006 include a $1.3 million restructuring charge, and a $1.3 million tax benefit.
(8)	The consolidated operating results for the fourth quarter of fiscal 2006 include a $7.7 million restructuring charge and a $131.2 million charge for the impairment of goodwill.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.	Subsequent Events (Unaudited)

In March 2007, the Company’s stockholders approved a stock option exchange program to permit eligible employees to exchange outstanding stock options with exercise prices equal to or greater than $4.90 per share for a reduced number of restricted stock units to be granted under the 2000 Equity Incentive Plan. The Company completed the exchange on May 15, 2007. Pursuant to the exchange, the Company accepted for exchange options to purchase an aggregate of 7,863,873 shares of common stock from 208 eligible participants and issued restricted stock units covering an aggregate of 1,751,164 shares of common stock.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance At End Of Period
	(in thousands)
Year ended March 31, 2007:
Allowance for doubtful accounts	$1,354	$—	$204		$—		$1,558

Year ended March 31, 2006:
Allowance for doubtful accounts	$1,784	$—	$—		$430	(1)	$1,354

Year ended March 31, 2005:
Allowance for doubtful accounts	$1,710	$—	$74	(2)	$—		$1,784

(1)	Reserve adjustment.
(2)	Recovery of amounts written off.