Form 10-Q
period 2007-06-30
APPLIED MICRO CIRCUITS CORP
filed 2007-08-06
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

As of July 31, 2007, 279,606,289 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

(unaudited)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$28,866	$51,595
Short-term investments-available-for-sale	227,007	232,875
Accounts receivable, net	21,710	32,558
Inventories	34,834	31,286
Other current assets	12,950	14,438

Total current assets	325,367	362,752
Property and equipment, net	26,613	27,150
Goodwill	335,624	335,857
Purchased intangibles, net	73,752	79,787
Other assets	12,113	10,966

Total assets	$773,469	$816,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,110	$26,893
Accrued payroll and related expenses	8,146	10,021
Other accrued liabilities	16,456	16,383
Deferred revenue	2,446	2,393

Total current liabilities	45,158	55,690
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at June 30, 2007 and March 31, 2007
Issued and outstanding shares—278,604 at June 30, 2007 and 282,976 at March 31, 2007	2,786	2,830
Additional paid-in capital	5,938,491	5,954,223
Accumulated other comprehensive income (loss)	(91)	224
Accumulated deficit	(5,212,875)	(5,196,455)

Total stockholders’ equity	728,311	760,822

Total liabilities and stockholders’ equity	$773,469	$816,512

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2007	2006
Net revenues	$50,135	$69,679
Cost of revenues	26,498	31,528

Gross profit	23,637	38,151
Operating expenses:
Research and development	25,482	22,839
Selling, general and administrative	16,063	16,450
Amortization of purchased intangible assets	1,345	1,107
Restructuring charges (reversal)	(32)	1,247
Option investigation	292	550

Total operating expenses	43,150	42,193

Operating loss	(19,513)	(4,042)
Interest income, net	3,048	3,341
Other income, net	28	24

Loss before income taxes	(16,437)	(677)
Income tax expense (benefit)	(17)	140

Net loss	$(16,420)	$(817)

Basic and diluted net loss per share:
Net loss per share	$(0.06)	$(0.00)

Shares used in calculating basic and diluted net loss per share	281,656	291,178

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Three Months Ended June 30,
	2007	2006
Operating activities:
Net loss	$(16,420)	$(817)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation and amortization	1,633	2,473
Amortization of purchased intangibles	6,036	4,733
Stock-based compensation expense:
Stock options	2,339	2,499
Restricted stock units	281	12
Non-cash restructuring charges (benefit)	(32)	558
Net gain on disposal of property	(6)	—
Changes in operating assets and liabilities:
Accounts receivable	10,848	(4,779)
Inventories	(3,548)	(1,392)
Other assets	573	(1,379)
Accounts payable	(8,783)	4,073
Accrued payroll and other accrued liabilities	(1,770)	276
Deferred revenue	53	63

Net cash provided by (used for) operating activities	(8,796)	6,320

Investing activities:
Proceeds from sales and maturities of short-term investments	118,105	137,354
Purchases of short-term investments	(112,237)	(99,747)
Purchase of property, equipment and other assets	(1,097)	(1,736)
Proceeds from sale of property, equipment and other assets	7	—

Net cash provided by investing activities	4,778	35,871

Financing activities:
Proceeds from issuance of common stock	599	239
Repurchase of company stock	(9,138)	(20,137)
Funding of structured stock repurchase agreements	(10,000)	—
Funds received from structured stock repurchase agreements including gains	—	17,379
Other	(172)	(89)

Net cash used for financing activities	(18,711)	(2,608)

Net increase (decrease) in cash and cash equivalents	(22,729)	39,583
Cash and cash equivalents at the beginning of the period	51,595	49,125

Cash and cash equivalents at the end of the period	$28,866	$88,708

Supplementary cash flow disclosure:
Cash paid for:
Interest	$3	$—

Income taxes	$171	$210

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

The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2007.

Certain amounts in the condensed consolidated financial statements have been reclassified to conform to the current period presentation.

Accounting changes:

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109.” See “Note 8: Income Taxes” for further discussion.

Use of Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to inventory valuation, warranty liabilities and revenue reserves, which affects its cost of sales and gross margin; allowance for doubtful accounts, which affects its operating expenses; the valuation of purchased intangibles and goodwill, which affects its amortization and impairments of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the valuation of deferred income taxes, which affects its income tax expense and benefit; and stock-based compensation, which affects its gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 (“SFAS 157”), Fair Value Measurements. SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements.

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

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable (in thousands):

	June 30, 2007	March 31, 2007
Accounts receivable	$23,077	$34,116
Less: allowance for doubtful accounts	(1,367)	(1,558)

	$21,710	$32,558

Inventories (in thousands):

	June 30, 2007	March 31, 2007
Finished goods	$25,001	$16,691
Work in process	5,576	9,630
Raw materials	4,257	4,965

	$34,834	$31,286

Other current assets (in thousands):

	June 30, 2007	March 31, 2007
Deposits	$505	$1,247
Prepaid expenses	9,945	10,435
Interest receivable	894	1,104
Other	1,606	1,652

	$12,950	$14,438

Property and equipment (in thousands):

	Useful Life	June 30, 2007	March 31, 2007
	(in years)
Machinery and equipment	5-7	$40,427	$43,084
Leasehold improvements	1-15	10,249	10,156
Computers, office furniture and equipment	3-7	76,656	76,809
Buildings	31.5	2,756	2,756
Land	N/A	11,302	11,302

		141,390	144,107
Less: accumulated depreciation and amortization		(114,777)	(116,957)

		$26,613	$27,150

Goodwill and purchased intangibles:

Goodwill and other acquisition-related intangibles were as follows (in thousands):

	June 30, 2007				March 31, 2007
	Gross	Adjustment	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Goodwill	$4,441,259	$(233)	$(4,105,402)	$335,624	$4,441,259	$(4,105,402)	$335,857
Developed technology	425,000	—	(369,994)	55,006	425,000	(365,411)	59,589
Backlog/customer relationships	6,330	—	(4,468)	1,862	6,330	(4,288)	2,042
Patents/core technology rights/tradename	62,305	—	(45,421)	16,884	62,305	(44,149)	18,156

	$4,934,894	$(233)	$(4,525,285)	$409,376	$4,934,894	$(4,519,250)	$415,644

During the quarter ended June 30, 2007, AMCC Canada (formerly Quake Technologies) received notification that its preacquisition Scientific Research and Experimental Development (“SRED”) claim was settled by the Canadian tax authorities. As the settlement amount was $0.2 million in excess of the assessed value of the refund at the time of the acquisition, the Company has recorded the value of this incremental refund through a reduction to goodwill.

As of June 30, 2007, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal year 2008	$13,780	$3,946	$17,726
Fiscal year 2009	17,823	5,239	23,062
Fiscal year 2010	12,097	4,018	16,115
Fiscal year 2011	10,500	4,018	14,518
Fiscal year 2012	875	852	1,727
Thereafter	—	604	604

Total	$55,075	$18,677	$73,752

Other assets (in thousands):

	June 30, 2007	March 31, 2007
Non-current portion of prepaid expenses	$3,820	$3,386
Equity investments	5,000	5,000
Other	3,293	2,580

	$12,113	$10,966

Other accrued liabilities (in thousands):

	June 30, 2007	March 31, 2007
Warranty	$2,507	$2,692
Executive deferred compensation	4,261	3,422
Employee related liabilities	2,675	2,732
Current income taxes	1,024	1,212
Professional fees	875	1,199
Other taxes	994	918
Restructuring liabilities	200	350
Other	3,920	3,858

	$16,456	$16,383

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

The following table summarizes the activity related to the warranty reserve activity (in thousands):

	Three Months Ended June 30,
	2007	2006
Beginning accrual balance	$2,692	$4,066
Charged to costs and expenses	208	159
Payments	(393)	(159)

Ending accrual balance	$2,507	$4,066

Interest income, net (in thousands):

	Three Months Ended June 30,
	2007	2006
Interest income	$3,162	$3,691
Net realized loss on short-term investments	(111)	(350)
Interest expense	(3)	—

	$3,048	$3,341

Other income, net (in thousands):

	Three Months Ended June 30,
	2007	2006
Net gain on disposals of property and equipment	$6	$—
Foreign currency loss	(38)	—
Other	60	24

	$28	$24

Net loss per share:

Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Three Months Ended June 30,
	2007	2006
Net loss	$(16,420)	$(817)
Shares used in net loss per share computation (denominator):
Weighted average common shares outstanding	281,656	291,178
Net effect of dilutive common share equivalents based on the treasury stock method	—	—

Shares used in diluted net loss per share computation	281,656	291,178

Basic net loss per share	$(0.06)	$(0.00)

Diluted net loss per share	$(0.06)	$(0.00)

Because the Company incurred losses for the three months ended June 30, 2007 and 2006, the effect of dilutive securities totaling 895,000 and 948,000 equivalent shares, respectively, have been excluded from the net loss per share computations as their impact would be anti-dilutive.

3. RESTRUCTURING CHARGES

Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the restructuring activity as of June 30, 2007, is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
Liability, March 31, 2006	$5,830	$1,814	$—	$7,644
Charged to expense	500	328	2,794	3,622
Cash payments	(5,287)	(504)	—	(5,791)
Noncash charges	—	—	(2,794)	(2,794)
Reductions to estimated liability	(693)	(1,638)	—	(2,331)

Liability, March 31, 2007	350	—	—	350
Cash payments	(118)	—	—	(118)
Reductions to estimated liability	(32)	—	—	(32)

Liability, June 30, 2007	$200	$—	$—	$200

The following tables provide detailed activity related to the restructuring programs as of June 30, 2007 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments	Total
April 2003 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)
Reductions to estimated liability	—	(819)	—	(819)

Liability, March 31, 2007	$—	$—	$—	$—

July 2005 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)
Reductions to estimated liability	—	(819)	—	(819)

Liability, March 31, 2007	$—	$—	$—	$—

March 2006 Restructuring Program
Liability, March 31, 2006	$5,830	$—	$—	$5,830
Charged to expense	—	328	2,794	3,122
Cash payments	(4,917)	(328)	—	(5,245)
Noncash charge	—	—	(2,794)	(2,794)
Reductions to estimated liability	(613)	—	—	(613)

Liability, March 31, 2007	300	—	—	300
Cash payments	(100)	—	—	(100)

Liability, June 30, 2007	$200	$—	$—	$200

June 2006 Restructuring Program
Charged to expense	$500	$—	$—	$500
Cash payments	(370)	—	—	(370)
Reductions to estimated liability	(80)	—	—	(80)

Liability, March 31, 2007	50	—	—	50
Cash payments	(18)	—	—	(18)
Reductions to estimated liability	(32)	—	—	(32)

Liability, June 30, 2007	$—	$—	$—	$—

In April 2003, the Company announced a restructuring program. The April 2003 restructuring program consisted of a workforce reduction of 185 employees, consolidation of excess facilities and fixed asset disposals. The Company recognized a total of $23.8 million in restructuring costs related to this restructuring program. The restructuring costs consisted of approximately $5.7 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write-off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit in November 2003 related to the reoccupation of a portion of a building in San Diego and an adjustment for overestimated severance to be paid. During fiscal 2007, this restructuring accrual was reduced by $0.8 million to zero due to the planned reoccupation of this facility prior to September 2007.

In July 2005, the Company implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. This restructuring program consisted of the elimination of approximately 40 employees, the disposal of idle fixed assets, and the consolidation of San Diego facilities. As a result of the July 2005 restructuring program, the Company recorded a charge of approximately $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of facilities. During fiscal 2007, this restructuring accrual was reduced by $0.8 million to zero due to the planned reoccupation of this facility prior to September 2007.

In March 2006, the Company communicated and began implementation of a plan to exit its operations in France and India and reorganize part of its manufacturing operations. The restructuring program included the elimination of approximately 68 employees. The Company recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severances, $1.0 million for operating lease write-offs, and $0.6 million for asset impairments. During fiscal 2007, the Company recorded additional net charges of approximately $2.5 million, consisting of $0.2 million for excess lease liability, $0.1 million for operating lease commitments and $2.8 million for asset impairments, offset by $0.6 million in workforce reduction liability adjustments. During the three month period ended June 30, 2007, the Company paid down part of its remaining liability.

In June 2006, the Company implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of approximately 20 employees. As a result of the June 2006 restructuring program, the Company recorded a net charge of approximately $0.5 million, consisting of employee severances. During the three months ended June 30, 2007, the Company paid all remaining liabilities related to this restructuring program and recorded a reversal of the remaining liability through restructuring expense.

4. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Net loss	$(16,420)	$(817)
Change in net unrealized loss on short-term investments	(119)	(1,531)
Foreign currency translation adjustment loss	(196)	(225)

Comprehensive loss	$(16,735)	$(2,573)

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

Common Stock

At June 30, 2007 the Company had 630.0 million shares authorized for issuance and approximately 278.6 million shares issued and outstanding. At March 31, 2007, there were approximately 283.0 million shares issued and outstanding.

In March 2007, the Company’s stockholders approved a proposal that allows the Board to implement a reverse stock split on the common stock using any one of three approved ratios: 1-for-2, 1-for-3 or 1-for-4. The

Board has not yet implemented any reverse stock split and is not required to implement any of the approved splits. If the Board implements a 1-for-3 reverse stock split, the authorized number of shares of common stock will be reduced to 500 million shares. If the Board implements a 1-for-4 reverse stock split, the authorized number of shares of common stock will be reduced to 375 million shares. The Board’s authority to implement any of the reverse stock splits approved in March 2007 expires on March 8, 2008.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 19.2 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At June 30, 2007, approximately 10.0 million shares had been issued under this plan and approximately 9.2 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the three months ended June 30, 2007, the Company repurchased 2.9 million shares on the open market at a weighted average price of $3.14 per share. During the three months ended June 30, 2006, we repurchased 6.2 million shares of our common stock for $20.1 million on the open market. From the time the program was implemented through June 30, 2007, the Company has repurchased a total of 18.5 million shares on the open market at a weighted average price of $3.03 per share. All repurchased shares were retired upon delivery to the Company. At June 30, 2007, $71.3 million remained available to repurchase shares under the stock repurchase program.

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

During the three months ended June 30, 2007, the Company entered into structured stock repurchase agreements totaling $10.0 million. Upon settlement of one of the underlying agreements, the Company received 1.8 million shares of its common stock at an effective purchase price of $2.85 per share. At June 30, 2007, the Company had one outstanding structured stock repurchase agreement open which settled for cash on July 27, 2007. During the three months ended June 30, 2006, the Company received $17.4 million in cash and 6.2 million shares of its common stock from open structured stock repurchase programs. At June 30, 2006, the Company had one structured stock repurchase agreement totaling $5.0 million that settled for 1.5 million shares; however, the shares were not received or retired until July 2006. From the time of the stock repurchase program inception through June 30, 2007, the Company entered into structured stock repurchase agreements totaling $183.9 million. Upon settlement of these underlying agreements, the Company received $115.5 million in cash and 24.7 million shares of its common stock at an effective purchase price of $2.57 per share.

The table below is a summary of the Company’s repurchase program share activity for the three months ended June 30, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended June 30,
	2007	2006
Open market repurchases:
Aggregate repurchase price	$9,138	$20,137
Repurchased shares	2,915	6,242

Average price per share	$3.14	$3.23

Structured agreements:
Shares acquired in settlement	1,757	6,156

Average price per share	$2.85	$3.25

Total shares acquired by repurchase or in settlement	4,672	12,398

Average price per share	$3.03	$3.24

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

In March 2007, the Company’s stockholders approved a stock option exchange program to permit eligible employees to exchange outstanding stock options with exercise prices equal to or greater than $4.90 per share for a reduced number of restricted stock units to be granted under the 2000 Equity Incentive Plan. In May 2007, options for approximately 7.9 million shares of common stock with a weighted average exercise price of $8.50 were exchanged for approximately 1.8 million restricted stock units which vest semi-annually over a two year period. The exchange was considered a modification under SFAS123(R), and the incremental expense associated with the modification is considered the fair value of the modification, which was immaterial, was included in stock-based compensation expense for the three months ended June 30, 2007.

In March 2007, the Company’s stockholders also approved the amendment and restatement of the 1992 Stock Option Plan (i) to expand the type of awards available under the plan, (ii) to rename the plan as the 1992 Equity Incentive Plan, (iii) to extend the plan’s expiration date until January 10, 2017, (iv) to increase the share reserve under the plan by 9.0 million shares, (v) to serve as a successor plan to the 2000 Equity Incentive Plan, which will no longer be used for equity awards following completion of the stock option exchange described above, and (vi) to provide that any shares subject to stock awards under the 2000 Equity Incentive Plan that terminate or are forfeited or repurchased (other than options issued under the 2000 Equity Incentive Plan that were tendered in the stock option exchange) are added to the share reserve under the 1992 Equity Incentive Plan.

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

In connection with its annual review of officer compensation in April 2006, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. There are two types of performance options. The first type vests in 48 equal monthly installments beginning one month after the grant date; provided, however, if the Company achieved specific goals under its fiscal 2007 operating plan, the vesting of the option would have accelerated such that the option would have been fully exercisable at the end of two years instead of four years. The Company did not achieve these goals so the vesting on these options was not accelerated. The second type of performance options becomes exercisable only if the Company achieves specific revenue and non-GAAP pre-tax profit targets in any fiscal quarter before fiscal 2010. During the three months ended June 30, 2007, the Company revised the amortization period from two years to three years.

In connection with its annual review of officer compensation in April 2007, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. There are two types of performance options. The first type vests in 48 equal monthly installments beginning one month after the grant date; provided, however, if the Company achieves specific goals under its fiscal 2008 operating plan, the vesting of the option will accelerate such that the option will be fully exercisable at the end of two years instead of four years. The second type of performance options becomes exercisable only if the Company achieves certain rankings within a group of peer companies with respect to certain measures of performance by the end of fiscal 2008 as determined by the Compensation Committee.

Certain other incentive options are not discussed due to their immaterial impact.

At June 30, 2007 there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans in the three months ended June 30, 2007 is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the period	49,945	$5.46
Granted	3,217	3.04
Exercised	(272)	2.21
Cancelled	(12,278)	7.80

Outstanding at the end of the period	40,612	$4.58

Vested at the end of the period	28,441	$5.22

At June 30, 2007, the weighted average remaining contractual term for options outstanding is 4.82 years and for options vested is 3.84 years.

The aggregate pretax intrinsic value of options exercised during the three months ended June 30, 2007 was $171,000. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2007 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$0.05 – $ 2.98	8,365	$2.41	5.63	5,002	$2.40
2.99 – 3.32	8,236	3.16	7.27	3,269	3.24
3.33 – 3.94	8,410	3.64	6.21	5,089	3.67
3.95 – 6.54	14,139	5.83	2.30	13,619	5.99
6.55 – 75.03	1,462	18.38	2.53	1,462	18.38

$0.05 – $75.03	40,612	$4.58	4.81	28,441	$5.22

As of June 30, 2007, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $2.1 million and options outstanding was $3.0 million. The aggregate pretax intrinsic values in the preceding table were calculated based on the closing price of the Company’s common stock of $2.50 on June 30, 2007.

Restricted Stock Units

The Company granted restricted stock units pursuant to its 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. In May 2007, the Company granted approximately 1.8 million restricted stock units in exchange for approximately 7.9 million options for shares of common stock in connection with the stock option exchange program approved by its stockholders in March 2007. Restricted stock units are share awards that upon vesting, will deliver to the holder, shares of the Company’s common stock. Generally, restricted stock units vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, restricted stock units will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters. Following the amendment and restatement of the 1992 Stock Option Plan as the 1992 Equity Incentive Plan and the completion of the stock option exchange program, the Company has discontinued making restricted stock unit awards from the 2000 Equity Incentive Plan. In the future, all restricted stock unit awards will be made from the 1992 Equity Incentive Plan.

Restricted stock unit activity for the three months ended June 30, 2007 is set forth below:

Restricted Stock Units Outstanding
Number of Shares (in thousands)
Balance at beginning of period	735
Awarded during the period	2,768
Vested during the period	(28)
Cancelled during the period	(51)

Balance at end of period	3,424

The weighted average grant-date fair value per share for the restricted stock units was $2.96, and the weighted average remaining contractual term for the restricted stock units outstanding as of June 30, 2007 was 1.5 years.

Based on the closing price of the Company’s common stock of $2.50 on June 30, 2007, the total pretax intrinsic value of all outstanding restricted stock units on that date was $8.6 million.

6. STOCK-BASED COMPENSATION

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

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the three months ended June 30, 2007 and 2006, which is allocated as follows (in thousands):

	Three Months Ended June 30,
	2007	2006
Stock-based compensation expense by type of awards
Stock options	$2,339	$2,499
Restricted stock units	281	12

Total stock-based compensation expense	2,620	2,511
Stock-based compensation capitalized as part of inventory	143	—

Total stock-based compensation	$2,763	$2,511

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,
	Employee Stock Options		Employee Stock Purchase Plans
	2007	2006	2007*	2006
Expected life (years)	3.9	4.1	0.5	1.3
Risk-free interest rate	4.6%	4.9%	5.2%	2.9%
Volatility	50%	55%	43%	64%
Dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$1.47	$1.69	$0.98	$1.50

*	In fiscal 2007, the Company reduced its offering period under its employee stock purchase plan from 24 months to 6 months.

The weighted average fair value per share of the restricted stock units awarded in the three months ended June 30, 2007 and 2006 was $2.96 and $3.20, respectively, calculated based on the fair market value of the Company’s common stock on the respective grant dates.

During the three months ended June 30, 2007, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 5.73% to 6.10% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended June 30,
	2007	2006
Stock-based compensation included in expenses:
Cost of revenues	$72	$133
Research and development	1,055	1,069
Selling, general and administrative	1,493	1,309

Total stock-based compensation expense	2,620	2,511
Stock-based compensation capitalized as part of inventory	143	—

Total stock-based compensation	$2,763	$2,511

The adoption of SFAS 123(R) will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at June 30, 2007 is $20.8 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.7 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

7. CONTINGENCIES

Legal Proceedings

In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In January 2004, the plaintiff filed a notice of appeal. A motion to dismiss the appeal was filed by the defendants on the grounds that the plaintiff had lost standing because he no longer owned JNI shares. In October 2005, the court dismissed the appeal, finding the plaintiff had no standing to maintain the lawsuit. The California Supreme Court granted review of the Court of Appeal’s decision in January 2006. In April 2006, plaintiff filed his opening brief. The Company filed its answer brief in May 2006. Plaintiff’s reply brief was filed in August 2006. No date has been set for a hearing on this appeal. A possible amount of loss cannot be reasonably estimated at this time.

In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Exchange Act in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the issuer defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the District Court and by the issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. The District Court granted its preliminary approval of settlement subject to defendants’ agreement to modify certain provisions of the settlement agreements regarding contractual indemnification. JNI accepted the District Court’s proposed modifications. The District Court held a hearing for final approval of the settlement in April 2006. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the decision of the Second Circuit Court of Appeals. If the settlement is not amended or renegotiated and then approved by the Court, the Company intends to defend the lawsuit vigorously. A possible amount of loss cannot be reasonably estimated at this time.

On or about November 20, 2002, Spirent Communications of Ottawa Limited (“Spirent”) filed suit in the Ontario (Canada) Superior Court of Justice against Quake. Quake defended that lawsuit by way of a Statement of Defence and Counterclaim that was filed on or about December 20, 2002. In the lawsuit, Spirent’s claim as submitted at trial was for the sum of $1.1 million, plus pre- and post-judgment interest, and legal costs. In its counterclaim, as submitted at trial, Quake claimed the amount of $122,000 against Spirent, the return of a $133,000 deposit paid by Quake to a third party, plus interest and legal costs. On June 28th, 2006, Quake received the Decision of the Ontario (Canada) Superior Court of Justice, providing that Spirent’s action against Quake shall be dismissed, that Quake shall have judgment against Spirent on its counterclaim in the amount of $122,000, and that the deposit in the amount of $133,000 shall be returned to Quake together with interest. Subsequently, Quake received the Court’s Decision As To Costs, providing that Spirent shall pay to Quake its costs of the action in the amount of $312,000, payable within thirty days. Spirent’s filed a Notice of Appeal on July 27, 2006, appealing the Decision to the Court of Appeal for Ontario. Payment of the monies owing by Spirent to Quake has been stayed pending disposition of the appeal. The appeal is scheduled to be heard by the Court of Appeal for Ontario on November 21, 2007. Quake does not expect that settlement negotiations will take place. In the event that Spirent is successful on its appeal, the upper limit on Quake’s reasonably possible losses would be a total of approximately $1.8 million, plus its own legal fees of approximately $60,000. All amounts identified above are in Canadian Dollars.

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

The Company and the individual defendants have filed motions to dismiss in both the Federal and State Actions. Hearings on the motion to dismiss, or in the alternative stay, the State Action took place on March 2 and June 22, 2007. The Court in the State Action has taken the motion to dismiss, or in the alternative stay, under submission. The hearing on the motions to dismiss in the Federal Action is currently scheduled for September 17, 2007. The Company has also moved to stay discovery in the State Action, and discovery is currently stayed in the Federal Action. No trial date has been set in either Action. A possible amount of loss cannot be reasonably estimated at this time.

On June 5, 2007, two former officers of the Company were named as defendants in another derivative action filed in the United States District Court for the Northern District of California, captioned Segen v. Rickey, et al., No. C 07 2917 (“Section 16b Action”). The plaintiff in the Section 16b Action alleges that these two former officers violated Section 16b of the Securities Exchange Act of 1934 and Rule 16b-3 promulgated thereunder through the receipt of option grants and stock sales from 1999 through 2001 which plaintiff alleges constituted short-swing trading transactions. The Section 16b Action seeks disgorgement of profits and benefits from these individual defendants, and attorneys’ fees and costs. The Company is named as a nominal defendant in the Section 16b Action, and thus no recovery against the Company is currently sought. Discovery is currently stayed in the Section 16b Action, the Company is not due to respond to the complaint in this Section 16b Action until August 13, 2007, and no trial date has been set. A possible amount of loss cannot be reasonably estimated at this time.

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

8. INCOME TAXES

Effective April 1, 2007, the Company has adopted the provisions of FIN 48. There was no cumulative effect related to adopting FIN 48. However, the Company reclassified $0.8 million of its accrual under SFAS No. 5 to an unrecognized tax benefit under FIN 48 in order to comply with the requirements of FIN 48. This amount is included in other liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2007. The Company estimates that its accrual for unrecognized tax benefits will decrease between $0.6 and $0.8 during the next twelve months. The decrease will be due to the expected completion and settlement of a foreign tax audit that resulted from the liquidation of one of its foreign subsidiaries. The foreign tax audit is expected to be completed and settled within the next six months.

At April 1, 2007, the Company had net deferred tax assets of $535.8 million. These deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred; however, the Company plans to complete an analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48. Until the Company has determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits, other than the $0.8 million previously mentioned, will not impact its effective tax rate.

The Company has not recognized any accrued interest or penalties related to unrecognized tax benefits during the years ended March 31, 2007 or 2006.

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company currently has no years under examination by the Internal Revenue Service or any state jurisdiction. Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating loss and credit carryforwards. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for years before 2004.

During the quarter ended June 30, 2007, AMCC Canada (formerly Quake Technologies, Inc.) received notification that its preacquisition SRED claim was settled by the Canadian tax authorities. The final settlement amount was $0.2 million in excess of the assessed value of the refund at the time of the acquisition.

9. ACQUISITION OF QUAKE TECHNOLOGIES, INC.

On August 25, 2006, the Company acquired Quake Technologies, Inc., a Delaware corporation (now known as “AMCC Canada”), for $81.2 million in cash including merger costs. Of the amount paid, $12.0 million will be placed in escrow for at least one year in order to secure the indemnification obligations of Quake to the Company. In addition, the Company assumed unvested stock options covering 1.7 million shares of the Company’s common stock that had a fair value of $3.5 million. The fair value of the unvested options was calculated using a Black-Scholes method and is being recorded as stock-based compensation over the requisite service period.

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

During the quarter ended June 30, 2007, AMCC Canada received notification that its preacquisition SRED claim was settled by the Canadian tax authorities. As the settlement amount was $0.2 million in excess of the assessed value of the refund at the time of the acquisition, the Company has recorded the value of this incremental refund through a reduction to goodwill (not reflected in the table above.)

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2007 and 2006. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

The following tables present a summary of our results of operations for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change %
Net revenues	$50,135	100.0%	$69,679	100.0%	$(19,544)	(28.0)%
Cost of revenues	26,498	52.9	31,528	45.2	(5,030)	(16.0)

Gross profit	23,637	47.1	38,151	54.8	(14,514)	(38.0)
Total operating expenses	43,150	86.0	42,193	60.6	957	2.3

Operating loss	(19,513)	(38.9)	(4,042)	(5.8)	15,471	382.8
Interest and other income, net	3,076	6.1	3,365	4.8	(289)	(8.6)

Loss before income taxes	(16,437)	(32.8)	(677)	(1.0)	15,760	2,327.9
Income tax expense (benefit)	(17)	(0.0)	140	0.2	(157)	(112.1)

Net loss	$(16,420)	(32.8)%	$(817)	(1.2)%	$15,603	1,909.8%

Net Revenue. We generate revenues primarily through sales of our IC products, embedded processors and PCBAs to original equipment manufacturers (“OEMs”), such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market we generate revenues primarily through sales of our SATA RAID controllers to our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, value added resellers (“VARs”), systems integrators and retail consumers.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets; and

•	combinations of companies in our customer base, resulting in the combined company choosing our competitor’s IC standardization other than our supported product platforms.

For these and other reasons, our net revenue and results of operations for the first three months of fiscal 2008 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30,
	2007	2006
Avnet	22%	25%
Sanmina	*	11%

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2008 and for the foreseeable future.

Net revenues by geographic region were as follows (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$18,564	37.0%	$26,957	38.7%
Other North America	4,138	8.3	10,188	14.6
Europe and Israel	10,237	20.4	11,915	17.1
Asia	16,974	33.9	20,081	28.8
Other	222	0.4	538	0.8

	$50,135	100.0%	$69,679	100.0%

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

Since the start of fiscal 2006, we have invested a total of $215.7 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced and, as a result of restructuring activities, we discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our impairments of goodwill and amortization and impairments of other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for stock-based compensation, revenue recognition, including the deferral of a portion of revenues on sales to distributors, and allowance for bad debts. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, reducing our future demand estimate to six months could increase our current reserve balance by approximately $12.9 million as of June 30, 2007. Alternatively, increasing our future demand forecast to 18 months could reduce our exposure by approximately $0.4 million below the current reserve balance, as of June 30, 2007.

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

For fiscal 2007, the discounted cash flows for each reporting unit were based in discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 13% to 20% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% and terminal growth rates of 4%. We did not recognize any goodwill impairment as a result of performing this annual test. A variance in the discount rate or the estimated revenue growth rate could have had a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment. For example, a 2% – 3% increase in the discount rate would have resulted in an indication of possible impairment that would have led us to further quantify the impairment and potentially record a charge to write-down these assets in fiscal 2007.

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

Stock-Based Compensation Expense

Effective April 1, 2006 we adopted revised Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”), Share-Based Payment, SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date by equally weighting the historical volatility and the implied volatility of our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units are based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in fiscal 2007 and thereafter was based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2007 and thereafter was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we considered the award to be probable, expense is recorded over the estimated service period. To the extent that our assumptions are incorrect, the amount of stock-based compensation recorded will be increased or decreased. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2007 to the Three Months Ended June 30, 2006

Net Revenues. Net revenues for the three months ended June 30, 2007 was $50.1 million, representing a decrease of 28.0% from net revenues of $69.7 million for the three months ended June 30, 2006. We classified our revenues into three categories based on markets that the underlying products serve. The categories are Integrated Communication Products (“ICP”), which consists of communications and embedded products, Storage and Other. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Communications	$22,308	44.5%	$35,048	50.3%	$(12,740)	(36.4)%
Embedded products	14,136	28.2	20,946	30.1	(6,810)	(32.5)

ICP subtotal	36,444	72.7	55,994	80.4	(19,550)	(34.9)
Storage	13,244	26.4	12,230	17.5	1,014	8.3
Other	447	0.9	1,455	2.1	(1,008)	(69.3)

	$50,135	100.0%	$69,679	100.0%	$(19,544)	(28.0)%

The net revenue decrease for the three months ended June 30, 2007 was primarily due to downward inventory corrections at our customers, product transitions and overall softness in demand. A significant portion of the overall decline in net revenues related to the ICP products. We expect our net revenues for the quarter ending September 30, 2007 to be between $55 million to $60 million.

The following table illustrates revenue from our focus and nonfocus areas (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Focus	$45,659	91.1%	$57,396	82.4%	$(11,737)	(20.4)%
Nonfocus	4,476	8.9	12,283	17.6	(7,807)	(63.6)

	$50,135	100.0%	$69,679	100.0%	$(19,544)	(28.0)%

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

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	Change
Net revenues	$50,135	100.0%	$69,679	100.0%	$(19,544)	(28.0)%
Cost of revenues	26,498	52.9	31,528	45.2	(5,030)	(16.0)

Gross profit	$23,637	47.1%	$38,151	54.8%	$(14,514)	(38.0)%

The gross profit percentage for the three months ended June 30, 2007 declined to 47.1% compared to 54.8% for the three months ended June 30, 2006. The decrease in gross margins for the three months ended June 30, 2007 was primarily attributable to the impact of a 28% decline in net revenues, unfavorable product mix and unfavorable overhead absorption, offset by favorable cost improvements. We expect gross margins to improve marginally.

The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2007 was $4.7 million compared to $3.6 million for the three months ended June 30, 2006. Based on the amount of capitalized purchased intangibles on the balance sheet as of June 30, 2007, we expect amortization expense for purchased intangibles charged to cost of revenues to be $18.5 million in fiscal 2008, $17.8 million in fiscal 2009 and $23.5 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges, which would impact the gross margin in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Research and development	$25,482	50.8%	$22,839	32.8%	$2,643	11.6%
Selling, general and administrative	$16,063	32.0%	$16,450	23.6%	$(387)	(2.4)%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 11.6% for the three months ended June 30, 2007, compared to the three months ended June 30, 2006, was primarily due to an increase of $1.1 million in personnel expenses related to the acquisition of Quake, $0.9 million in outside contractors, $0.7 million in foundry costs expenses and $0.4 million in technology access fees, offset by a decrease of $0.5 million in other expenses. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative ICP and storage products. Currently, R&D expenses are focused on the development of ICP and storage products and we expect to continue this focus. We expect our R&D expenses to decrease in dollars as we take measures to reduce our overall operating expenses. These reductions will be offset by our continued investment in our product road map. Future acquisitions of businesses may result in substantial additional on-going costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 2.4% for the three months ended June 30, 2007 compared to the three months ended June 30, 2006, was primarily due to a decrease of $0.5 million in external sales commissions and $0.4 million in recruiting expenses, offset by an increase of $0.3 million in personnel-related expenses and $0.3 million in costs related to outside contractors. We expect our SG&A expenses to decrease in dollars as we take measures to reduce our overall operating expenses. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2007 and 2006, which was included in the tables above (dollars in thousands):

	Three months ended June 30,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Costs of revenues	$72	0.1%	$133	0.2%	$(61)	(45.9)%
Research and development	1,055	2.1	1,069	1.5	(14)	(1.3)
Selling, general and administrative	1,493	3.0	1,309	1.9	184	14.0

	$2,620	5.2%	$2,511	3.6%	$109	4.3%

On April 1, 2006 we adopted SFAS 123(R). The adoption of SFAS 123(R) will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall liquidity. The increase in stock-based compensation expense for the three months ended June 30, 2007 compared to the three months ended June 30, 2006 is primarily due to option grants. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at June 30, 2007 is $20.8 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.7 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and restricted stock units in fiscal 2008 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges. The following table presents restructuring charges for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Restructuring charges	$(32)	(0.1)%	$1,247	1.8%	(1,279)	(102.6)%

In March 2006, we communicated and began implementation of a plan to exit our operations in France and India and reorganize part of our manufacturing operations. The restructuring program included the elimination of approximately 68 employees. In fiscal 2006, we recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severance, $1.0 million for operating lease write-offs, and $0.6 million for asset impairments. During the three months ended June 30, 2006, we recorded an additional charge of approximately $0.7 million consisting of $0.1 million for operating lease write-offs, $0.1 million for operating lease commitments and $0.5 million for asset impairments. During the three months ended June 30, 2007, the Company paid down part of its remaining liability.

In June 2006, we implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of approximately 20 employees. As a result of the June 2006 restructuring, we recorded a net charge of approximately $0.5 million, consisting of employee severances. During the first quarter of fiscal 2008, the Company paid all remaining liabilities related to this restructuring program and recorded a reversal of the remaining liability through restructuring expense.

Option investigation and related expenses. During the first quarter of our fiscal year ended March 31, 2007, we initiated a review of our historical stock option granting policies. During the three months ended June 30, 2007 and 2006, we incurred $0.3 million and $0.6 million, respectively, in professional and legal fees as a result of our self-initiated review.

Interest and Other Income. The following table presents interest and other income for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	Change
Interest income, net	$3,048	6.1%	$3,341	4.8%	$(293)	(8.8)%
Other income, net	$28	0.1%	$24	0.0%	$4	16.7%

Interest Income, net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents and short-term investment balances as well as realized gains and losses from the sale of short-term investments, less interest expense. The decrease for the three months ended June 30, 2007 is primarily due to the impact of lower cash and short-term investment balances.

Other Income, net. Other income, net for the three months ended June 30, 2007 and 2006 includes primarily income from subleased property and net gains on disposals of property and equipment.

Income Taxes. The following table presents our income tax expense (benefit) for the three months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended June 30,
	2007		2006
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	Change
Income tax expense (benefit)	$(17)	(0.0)%	$140	0.2%	$(157)	(112.1)%

The federal statutory income tax rate was 35% for the three months ended June 30, 2007 and 2006. Our income tax expense in the three months ended June 30, 2007 and 2006 primarily reflects estimated foreign taxes and alternative minimum taxes. The decrease for the three months ended June 30, 2007, related to the reversal of an over-accrual, offset by the provision recorded for the three month period.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2007, our principal source of liquidity consisted of $255.9 million in cash, cash equivalents and short-term investments. Working capital as of June 30, 2007 was $280.2 million. Total cash, cash equivalents, and short-term investments decreased by $28.6 million during the three months ended June 30, 2007 primarily as a result of cash paid for stock buybacks and structured stock repurchase agreements and funding our operations. At June 30, 2007, we had contractual obligations not included on our balance sheet totaling $60.3 million, primarily related to facility leases, engineering design software tool licenses and inventory purchase commitments.

For the three months ended June 30, 2007, we used $8.8 million of cash in our operations compared to generating $6.3 million for the three months ended June 30, 2006. Our net loss of $16.4 million for the three months ended June 30, 2007 included $10.2 million of non-cash charges such as $1.6 million of depreciation, $6.0 million of amortization of purchased intangibles, and $2.6 million of stock-based compensation charges recorded in accordance with SFAS 123(R). The remaining change in operating cash flows for the three months ended June 30, 2007 primarily reflected increases in our inventories and deferred revenue and decreases in accounts receivable, other assets, accounts payable and accrued payroll and other accrued liabilities. The decrease in our accounts receivable balance is attributable primarily to decreased revenues. Our overall days sales outstanding decreased to 39 days for the three months ended June 30, 2007, compared to 42 days for the three months ended March 31, 2007. The increase in our inventory is primarily attributable to our lower than planned revenues offset by our internal actions to reduce inventories.

We generated $6.3 million of cash from our operations during the three months ended June 30, 2006. Our net loss of $0.8 million included $10.3 million of non-cash charges such as $2.5 million of depreciation, $4.7 million of amortization of purchased intangibles, $2.5 million of stock-based compensation charges recorded in accordance with SFAS 123(R) and $0.6 million in non-cash restructuring charges. The remaining change in operating cash flows primarily reflected increases in our accounts receivable, inventories, other assets, accounts payable, accrued payroll and other accrued liabilities, and deferred revenue. The increase in our accounts receivable balance is attributable primarily to the timing and collection of our receivables. The days sales outstanding was 42 days for the period ended June 30, 2006. The increase in our inventory balance is attributable primarily to serve our longer term inventory commitments.

For the three months ended June 30, 2007, we generated $4.8 million of cash in investing activities compared to $35.9 million during the three months ended June 30, 2006. During the three months ended June 30, 2007, we generated net proceeds of $5.9 million from short-term investment activities, offset by $1.1 million for the purchase of property, equipment and other assets.

The generation of $35.9 million of cash from investing activities during the three months ended June 30, 2006 primarily reflects net proceeds of $37.6 million from the sales and maturities of short-term investments offset by $1.7 million in purchases of property, equipment and other assets.

For the three months ended June 30, 2007, we used $18.7 million of cash in financing activities compared to $2.6 million for the three months ended June 30, 2006. The major financing use of cash for the three months ended June 30, 2007 was open market repurchase of our common stock and the funding of our structured stock repurchase agreements for $19.1 million offset by the sales of common stock through employee stock options of $0.6 million.

The use of $2.6 million of cash for financing activities for the three months ended June 30, 2006 primarily reflects the net funding of our stock repurchase program of $2.8 million offset by the issuance of common stock through the exercise of employee stock options for $0.2 million.

In August 2004, our board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. During the three months ended June 30, 2007, we repurchased 2.9 million shares of our common stock for approximately $9.1 million on the open market. During the three months ended June 30, 2006, we repurchased 6.2 million shares of our common stock for $20.1 million on the open market. From the time the program was first implemented through June 30, 2007, we have repurchased on the open market a total of 18.5 million shares at a weighted average price of $3.03 per share. All repurchased shares were retired upon delivery to us. At June 30, 2007, $71.3 million remained available to repurchase shares under the authorized program. We expect repurchases to continue under our stock repurchase program.

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

During the three months ended June 30, 2007, the Company entered into structured stock repurchase agreements totaling $10.0 million. Upon settlement of the underlying agreements, the Company received 1.8 million shares of our common stock at an effective purchase price of $2.85 per share. At June 30, 2007, the Company had one outstanding structured stock repurchase agreement open which settled for cash on July 27, 2007. During the three months ended June 30, 2006, the Company received $17.4 million in cash and 6.2 million shares of its common stock from open structured stock repurchase programs. At June 30, 2006, the Company had one structured stock repurchase agreement totaling $5.0 million settle for 1.5 million shares; however, the shares were not received or retired until July 2006. From the time of the stock repurchase program inception through June 30, 2007, the Company entered into structured stock repurchase agreements totaling $183.9 million. Upon settlement of these underlying agreements, the Company received $115.5 million in cash and 24.7 million shares of its common stock at an effective purchase price of $2.57 per share.

The table below is a summary of our repurchase program share activity for the years ended March 31, 2007 and 2006 (in thousands, except per share data):

	Three Months Ended June 30,
	2007	2006
Open market repurchases:
Aggregate repurchase price	$9,138	$20,137
Repurchased shares	2,915	6,242

Average price per share	$3.14	$3.23

Structured agreements:
Shares acquired in settlement	1,757	6,156

Average price per share	$2.85	$3.25

Total shares acquired by repurchase or in settlement	4,672	12,398

Average price per share	$3.03	$3.24

The following table summarizes our contractual operating leases and other purchase commitments as of June 30, 2007 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31,
2008	$13,869	$28,966	$42,835
2009	10,798	—	10,798
2010	5,971	—	5,971
2011	683	—	683
2012 and thereafter	—	—	—

Total minimum payments	$31,321	$28,966	$60,287

We did not have any off-balance sheet arrangements as of June 30, 2007 or March 31, 2007.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2007, our investment portfolio included fixed-income securities classified as available-for-sale investments with a fair market value of $227.0 million and a cost basis of $227.4 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2007 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of June 30, 2007	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$241,545	$236,524	$231,749	$227,007	$222,542	$218,555	$214,504

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

Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of June 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2007.

Our business strategy may contemplate the acquisition of other companies, products and technologies. Merger and acquisition activities involve numerous risks and we may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems. *

Acquiring products, technologies or businesses from third parties is part of our business strategy. The risks involved with merger and acquisition activities include:

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. At June 30, 2007, we had $409.4 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

Our operating results may fluctuate because of a number of factors, many of which are beyond our control. *

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

•	the effects of changes in accounting standards;

•

costs associated with litigation, including without limitation, attorney fees, litigation judgments or settlements, relating to the use or ownership of intellectual property or our internal option review or other claims arising out of our operations;

•	our ability to identify, hire and retain senior management and other key personnel;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	delays when our customers are transitioning from old products to new products;

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products or our customers’ products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products at our customers resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one of our subcontract manufacturers to perform its obligations to us;

•	our failure to successfully integrate acquired companies, products and technologies; and

•

shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers, which may disrupt our ability to meet our production obligations.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial non-cancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Customer orders for our products typically have non-standard lead times, which make it difficult for us to predict revenues and plan inventory levels and production schedules. If we are unable to plan inventory levels and production schedules effectively, our business, financial condition and operating results could be materially harmed.

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

The loss of one or more key customers, the diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenues and profits. *

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from our key customers. One or more of our key customers may discontinue operations as a result of consolidation, liquidation or otherwise. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

Our ability to maintain or increase sales to key customers and attract significant new customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty;

•	customers or prospective customers may not incorporate our products in their future product designs;

•	design wins with customers or prospective customers may not result in sales to such customers;

•	the introduction of new products by customers may be later or less successful in the market than planned;

•	we may successfully design a product to customer specifications but the customer may not be successful in the market;

•	sales of customer product lines incorporating our products may rapidly decline or the product lines may be phased out;

•	our agreements with customers typically are non-exclusive and do not require them to purchase a minimum amount of our products;

•	many of our customers have pre-existing relationships with current or potential competitors that may cause them to switch from our products to competing products;

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationships with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products;

•	the impact of terminating certain sales representatives or sales personnel as a result of a Company workforce reduction or otherwise; and

•	the continued viability of our customers and prospective customers.

The occurrence of any one of the factors above could have a material adverse effect on our business, financial condition and results of operations.

In addition, before we can sell our storage products to an OEM, either directly or through the OEM’s distribution channel, that OEM must certify our products. The certification process can take up to 12 months. This process requires the commitment of OEM personnel and test equipment, and we compete with other suppliers for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect our ability to sell our storage products.

There is no guarantee that design wins will become actual orders and sales.

A “design win” occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with the customer’s product. There can be delays of several months or more between the design win and when a customer initiates actual orders of our product. Following a design win, we will commit significant resources to the integration of our product into the customer’s product before receiving the initial order. Receipt of an initial order from a customer, however, is dependent on a number of factors, including the success of the customer’s product, and cannot be guaranteed. The design win may never result in an actual order or sale.

Any significant order cancellations or order deferrals could cause unplanned inventory growth resulting in excess inventory which may adversely affect our operating results. *

Our customers may increase orders during periods of product shortages or cancel orders if their inventories are too high. Major inventory corrections by our customers are not uncommon and can last for significant periods of time and affect demand for our product. Customers may also cancel or delay orders in anticipation of new products or for other reasons. Cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins by reducing sales prices, incurring inventory write-downs or writing off additional obsolete product.

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

Our customers’ products typically have lengthy design cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales. *

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need more than six months to test, evaluate and adopt our product and an additional nine months or more to begin volume production of equipment that incorporates our product. Due to this lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we cannot assure you that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in this lengthy design cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated.

While our customers’ design cycles are typically long, some of our product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to mitigate those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

An important part of our strategy is to continue our focus on the markets for communications and storage equipment. If we are unable to further expand our share of these markets, our revenues may not grow and could decline. *

Our markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, or if our products fail to be certified by OEMs, we would lose business from an existing or potential customer and may not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or performance standards, or if we experience a delay as short as a few months in certifying or bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.

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

If our network equipment vendor customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase our products, or if we are otherwise unable to develop or maintain strong relationships with them, our business, financial condition and results of operations would be materially and adversely affected.

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

Our restructuring activities could result in management distractions, operational disruptions and other difficulties. *

Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs, including a new restructuring initiative announced in July 2007. Employees whose positions were eliminated in connection with these restructuring plans may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth opportunities.

Our markets are subject to rapid technological change, so our success depends heavily on our ability to develop and introduce new products. *

The markets for our products are characterized by:

•	rapidly changing technologies;

•	evolving and competing industry standards;

•	changing customer needs;

•	frequent new product introductions and enhancements;

•	increased integration with other functions;

•	long design and sales cycles;

•	short product life cycles; and

•	intense competition.

To develop new products for the communications, storage or other technology markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. We must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet customers’ changing needs. We must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. If we are not successful in adopting such advances, we may be unable to timely bring to market new products and our revenues will suffer.

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

The markets in which we compete are highly competitive, and we expect competition to increase in these markets in the future. *

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

In the communications IC markets, we compete primarily against companies such as LSI, Broadcom, Intel, Mindspeed, PMC-Sierra and Vitesse. In the storage market, we primarily compete against companies such as Adaptec, Areca, Hewlett-Packard, LSI, and Promise. Our embedded processor products compete against products from Freescale Semiconductor, IBM and Intel. Many of these companies have substantially greater financial, marketing and distribution resources than we have. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Any failure by us to compete successfully in these target markets, would have a material adverse effect on our business, financial condition and results of operations.

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

As smaller line width geometry processes become more prevalent, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to increasingly smaller geometries. This transition will require us to redesign certain products and will require us and our foundries to migrate to new manufacturing processes for our products. We may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance, and we have designed IC products to be manufactured at as little as .09 micron geometry processes. We have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our IC products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition, our business, financial condition and results of operations could be materially and adversely affected.

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

As a result of our option review and restatement, we are subject to investigations by the SEC and Department of Justice (“DOJ”), which may not be resolved favorably and have required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.

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

The process of restating our financial statements, making the associated disclosures, and complying with SEC requirements was subject to uncertainty and evolving requirements. *

We worked with our independent registered public accounting firm and the SEC to make our filings comply with all related requirements. The issues surrounding the historical stock option grant practices are complex and the regulatory guidelines or requirements continue to evolve. There can be no assurance that we will not be required to further amend our filings with the SEC. In addition to the cost and time to amend financial reports, such an amendment may have a material adverse effect on our investors’ confidence and our common stock price.

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

We could incur substantial fines or litigation costs associated with our storage, use and disposal of hazardous materials. *

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals that were used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain on-going remediation efforts at the Omega Chemical site. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. In 2003, we closed our wafer fabrication facility in San Diego, and the property was returned to the landlord. In operating the facility at this site, we stored and used hazardous materials. Although we believe that we have been and currently are in material compliance with applicable environmental laws and regulations, we cannot assure you that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega Chemical site, will not have a material adverse effect on our business.

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

Any acquisitions we make could disrupt our business and harm our results of operation and financial condition. *

In August 2006, we acquired Quake Technologies, Inc. (now know as “AMCC Canada”), and we may make additional investments in or acquire other companies, products or technologies. These acquisitions involve numerous risks, including:

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

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. For example, with the acquisition of AMCC Canada, we acquired the technology necessary to introduce 10 Gigabit Ethernet physical layer chips and advance our efforts in the enterprise part of the market. 10 Gigabit Ethernet is an emerging technology, and we cannot assure you that this technology will be successful. In addition, several of our competitors have introduced similar products in the last quarter. If our customers do not purchase our new power amplifier modules, our development and integration efforts will have been unsuccessful, and our business may suffer.

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

We may not be able to protect our intellectual property adequately. *

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the quarter ended June 30, 2007 (in thousands, except average price per share).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30, 2007	—	$—	—	$85,467
May 1 – May 31, 2007	2,915	3.14	2,915	76,329
June 1 – June 30, 2007 (1)	1,757	2.85	1,757	71,329

Total shares repurchased	4,672	$3.03	4,672	$71,329

(1)	During the three months ended June 30, 2007, we received 1.8 million in shares from open structured stock repurchase agreements. At June 30, 2007, we had one structured stock repurchase agreements outstanding.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000.
(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 3, 2007

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)