Form 10-Q
period 2007-09-30
APPLIED MICRO CIRCUITS CORP
filed 2007-11-09
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File Number: 000-23193

APPLIED MICRO CIRCUITS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-2586591 (I.R.S. Employer Identification No.)

215 Moffett Park Drive, Sunnyvale, CA (Address of principal executive offices)	94089 (Zip code)
Registrant’s telephone number, including area code: (408) 542-8600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of October 31, 2007, 273,049,096 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30,	March 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$48,818	$51,595
Short-term investments-available-for-sale	91,500	232,875
Accounts receivable, net	23,218	32,558
Inventories	40,481	31,286
Other current assets	11,830	14,438

Total current assets	215,847	362,752
Marketable securities	77,736	—
Property and equipment, net	25,655	27,150
Goodwill	335,624	335,857
Purchased intangibles, net	67,832	79,787
Other assets	17,152	10,966

Total assets	$739,846	$816,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,311	$26,893
Accrued payroll and related expenses	7,366	10,021
Other accrued liabilities	14,531	16,383
Deferred revenue	2,399	2,393

Total current liabilities	38,607	55,690
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—630,000 at September 30, 2007 and March 31, 2007 Issued and outstanding shares—272,873 at September 30, 2007 and 282,976 at March 31, 2007	2,729	2,830
Additional paid-in capital	5,923,857	5,954,223
Accumulated other comprehensive income (loss)	(4,419)	224
Accumulated deficit	(5,220,928)	(5,196,455)

Total stockholders’ equity	701,239	760,822

Total liabilities and stockholders’ equity	$739,846	$816,512

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net revenues	$58,210	$76,364	$108,345	$146,043
Cost of revenues	30,328	35,536	56,826	67,064

Gross profit	27,882	40,828	51,519	78,979
Operating expenses:
Research and development	24,480	24,853	49,962	47,692
Selling, general and administrative	15,850	16,162	31,913	32,612
Acquired in-process research and development	—	13,300	—	13,300
Amortization of purchased intangible assets	1,336	1,188	2,681	2,295
Restructuring charges	1,376	1,419	1,344	2,666
Option investigation	209	1,150	501	1,700

Total operating expenses	43,251	58,072	86,401	100,265

Operating loss	(15,369)	(17,244)	(34,882)	(21,286)
Interest income, net	2,128	3,254	5,176	6,595
Other income, net	4,778	175	4,806	199

Loss before income taxes	(8,463)	(13,815)	(24,900)	(14,492)
Income tax expense (benefit)	(410)	74	(427)	214

Net loss	$(8,053)	$(13,889)	$(24,473)	$(14,706)

Basic and diluted net loss per share:
Net loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.05)

Shares used in calculating basic and diluted net loss per share	275,132	281,762	278,394	286,470

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in thousands)

	Six Months Ended
	September 30,
	2007	2006
Operating activities:
Net loss	$(24,473)	$(14,706)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	3,227	4,678
Amortization of purchased intangibles	11,956	10,674
Acquired in-process research and development	—	13,300
Stock-based compensation expense:
Stock options	5,268	5,153
Restricted stock units	649	36
Non-cash restructuring charges (benefit)	(32)	1,977
Net gain on sale of strategic equity investments	(4,649)
Net gain on disposal of property	(64)	—
Changes in operating assets and liabilities:
Accounts receivable	9,340	(9,199)
Inventories	(9,195)	(6,473)
Other assets	1,653	(350)
Accounts payable	(12,582)	3,994
Accrued payroll and other accrued liabilities	(4,474)	(5,141)
Deferred revenue	6	(415)

Net cash (used in) provided by operating activities	(23,370)	3,528

Investing activities:
Proceeds from sales and maturities of investments	345,009	281,502
Purchases of investments	(286,191)	(217,982)
Purchase of strategic investments	(5,000)	—
Net proceeds from the sale of strategic equity investments	5,249	—
Purchase of property, equipment and other assets	(3,314)	(4,293)
Proceeds from sale of property, equipment and other assets	1,646	—
Net cash paid for acquisitions	—	(71,971)

Net cash provided by (used in) investing activities	57,399	(12,744)

Financing activities:
Proceeds from issuance of common stock	3,286	243
Repurchase of company stock	(29,268)	(20,137)
Funding of structured stock repurchase agreements	(23,830)	—
Funds received from structured stock repurchase agreements including gains	13,237	17,379
Payments of long-term debt	—	(289)
Other	(231)	(169)

Net cash used in financing activities	(36,806)	(2,973)

Net decrease in cash and cash equivalents	(2,777)	(12,189)
Cash and cash equivalents at the beginning of the period	51,595	49,125

Cash and cash equivalents at the end of the period	$48,818	$36,936

Supplementary cash flow disclosure:
Cash paid for:
Interest	$9	$—

Income taxes	$338	$357

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements of Applied Micro Circuits Corporation (“AMCC” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in net revenues and operating results and these fluctuations could continue.
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

2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable (in thousands):

	September 30,	March 31,
	2007	2007
Accounts receivable	$24,514	$34,116
Less: allowance for doubtful accounts	(1,296)	(1,558)

	$23,218	$32,558

Inventories (in thousands):

	September 30,	March 31,
	2007	2007
Finished goods	$31,874	$16,691
Work in process	5,372	9,630
Raw materials	3,235	4,965

	$40,481	$31,286

Other current assets (in thousands):

	September 30,	March 31,
	2007	2007
Deposits	$531	$1,247
Prepaid expenses	10,188	10,435
Interest receivable	606	1,104
Other	505	1,652

	$11,830	$14,438

Property and equipment (in thousands):

	Useful	September 30,	March 31,
	Life	2007	2007
	(in years)
Machinery and equipment	5-7	$39,844	$43,084
Leasehold improvements	1-15	7,611	10,156
Computers, office furniture and equipment	3-7	75,298	76,809
Buildings	31.5	2,756	2,756
Land	N/A	9,800	11,302

		135,309	144,107
Less: accumulated depreciation and amortization		(109,654)	(116,957)

		$25,655	$27,150

Goodwill:
     Goodwill was as follows (in thousands):

Goodwill
March 31, 2007	335,857
Canadian tax settlement	(233)

September 30, 2007	$335,624

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
Purchased intangibles:
     Purchased intangibles were as follows (in thousands):

	September 30, 2007			March 31, 2007
		Accumulated			Accumulated
		Amortization			Amortization
	Gross	and Impairments	Net	Gross	and Impairments	Net
Developed technology	$425,000	$(374,578)	$50,422	$425,000	$(365,411)	$59,589
Backlog/customer relationships	6,330	(4,541)	1,789	6,330	(4,288)	2,042
Patents/core technology rights/tradename	62,305	(46,684)	15,621	62,305	(44,149)	18,156

	$493,635	$(425,803)	$67,832	$493,635	$(413,848)	$79,787

     As of September 30, 2007, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of	Operating
	Sales	Expenses	Total
Fiscal year 2008	$9,187	$2,619	$11,806
Fiscal year 2009	17,823	5,239	23,062
Fiscal year 2010	12,097	4,018	16,115
Fiscal year 2011	10,500	4,018	14,518
Fiscal year 2012	875	852	1,727
Thereafter	—	604	604

Total	$50,482	$17,350	$67,832

Other assets (in thousands):

	September 30,	March 31,
	2007	2007
Non-current portion of prepaid expenses	$3,902	$3,386
Strategic investments	10,000	5,000
Other	3,250	2,580

	$17,152	$10,966

Marketable securities:
     The following is a summary of available-for-sale investments, at fair value (in thousands):

	September 30,	March 31,
	2007	2007
U.S. Treasury securities and agency bonds	$18,580	$39,425
Corporate bonds	16,901	20,878
Mortgage-backed and asset-backed securities	55,269	60,820
Closed-end bond funds	57,660	85,252
Preferred stock and options	20,826	22,203
Marketable equity securities*	—	4,297

	$169,236	$232,875

	September 30,	March 31,
	2007	2007
Reported as:
Short-term investments available-for-sale	$91,500	$232,875
Marketable securities	77,736	—

	$169,236	$232,875

*	Marketable equity securities represents the Company’s equity investment in Mellanox Technologies, Ltd., an Israeli company listed on the Nasdaq Stock Market. This investment was sold during the three months ended September, 30, 2007.
     The following is a summary of gross unrealized losses as of September 30, 2007 (in thousands):

	Less than 12 months of		12 months or more of
	unrealized losses		unrealized losses		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value*	Losses	Value	Losses
U.S. Treasury securities and agency Bonds	$—	$—	$5,297	$57	$5,297	$57
Corporate bonds	3,441	81	11,821	308	15,262	389
Mortgage-backed and asset-backed securities	6,218	36	37,337	993	43,555	1,029
Closed-end bond funds	30,533	1,401	23,281	2,125	53,814	3,526
Preferred stock and options	17,074	233	—	—	17,074	233

	$57,266	$1,751	$77,736	$3,483	$135,002	$5,234

*	Classified as marketable securities.
     As of September 30, 2007, the Company determined that approximately $77.7 million of its available-for-sale securities to be long-term marketable securities because the Company has the ability and the intent to hold these securities until a recovery of the amortized cost is achieved, which recovery may be at maturity. The fair value of each of these securities had been less than its amortized cost for 12 or more consecutive months, however, we have not recorded any write-down adjustment in connection with the unrealized loss as we believe the unrealized loss of approximately $3.5 million as of September 30, 2007 associated with each of these securities is not other-than-temporary.
Other accrued liabilities (in thousands):

	September 30,	March 31,
	2007	2007
Executive deferred compensation	$4,503	$3,422
Employee related liabilities	2,289	2,732
Warranty	1,882	2,692
Professional fees	822	1,199
Restructuring liabilities	927	350
Current income taxes	447	1,212
Other taxes	1,021	918
Other	2,640	3,858

	$14,531	$16,383

Warranty reserves:
     The Company generally provides a one-year warranty on production released integrated circuit (“IC”) products and up to three years on board level products. Estimated expenses for warranty obligations are accrued as revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience and/or changes to contracted obligations entered into with our customers.

     The following table summarizes the activity related to the warranty reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Beginning accrual balance	$2,507	$4,066	$2,692	$4,066
Charged to (reductions in) costs and expenses	(571)	(404)	(363)	(245)
Payments	(54)	(145)	(447)	(304)

Ending accrual balance	$1,882	$3,517	$1,882	$3,517

     During the three and six months ended September 30, 2007, the Company reduced its warranty accrual by $0.6 million for a specific exposure which is no longer deemed to be probable.
Interest income, net (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Interest income	$3,081	$3,898	$6,243	$7,899
Net realized loss on short-term investments	(947)	(644)	(1,058)	(1,304)
Interest expense	(6)	—	(9)	—

	$2,128	$3,254	$5,176	$6,595

Other income, net (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net gains on disposals of property and equipment	$58	$25	$64	$20
Foreign currency loss	(13)	97	(51)	97
Gain on strategic investment	4,649	—	4,649	—
Other	84	53	144	82

	$4,778	$175	$4,806	$199

Net loss per share:
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the year. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(8,053)	$(13,889)	$(24,473)	$(14,706)
Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	275,132	281,762	278,394	286,470
Less: Unvested common shares outstanding	—	—	—	—

Shares used in basic and diluted net loss per share computation	275,132	281,762	278,394	286,470

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.05)

     Because the Company incurred losses for the three and six months ended September 30, 2007 and 2006, the effect of dilutive securities totaling 852,000 and 873,000 equivalent shares for the three and six months ended September 30, 2007, respectively, and 824,000 and 886,000 equivalent shares for the three and six months ended September 30, 2006, respectively, have been excluded from the net loss per share computations as their impact would be anti-dilutive.

3. RESTRUCTURING CHARGES
     Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the restructuring activity as of September 30, 2007, is as follows (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
Liability, March 31, 2006	$5,830	$1,814	$—	$7,644
Charged to expense	500	328	2,794	3,622
Cash payments	(5,287)	(504)	—	(5,791)
Noncash charges	—	—	(2,794)	(2,794)
Reductions to estimated liability	(693)	(1,638)	—	(2,331)

Liability, March 31, 2007	350	—	—	350
Charged to expense	1,376	—	—	1,376
Cash payments	(767)	—	—	(767)
Reductions to estimated liability	(32)	—	—	(32)

Liability, September 30, 2007	$927	$—	$—	$927

The following table provides detailed activity related to the restructuring programs as of September 30, 2007 (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
April 2003 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)
Reductions to estimated liability	—	(819)	—	(819)

Liability, March 31, 2007	$—	$—	$—	$—

July 2005 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)
Reductions to estimated liability	—	(819)	—	(819)

Liability, March 31, 2007	$—	$—	$—	$—

March 2006 Restructuring Program
Liability, March 31, 2006	$5,830	$—	$—	$5,830
Charged to expense	—	328	2,794	3,122
Cash payments	(4,917)	(328)	—	(5,245)
Non-cash charge	—	—	(2,794)	(2,794)
Reductions to estimated liability	(613)	—	—	(613)

Liability, March 31, 2007	300	—	—	300
Cash payments	(164)	—	—	(164)

Liability, September 30, 2007	$136	$—	$—	$136

June 2006 Restructuring Program
Charged to expense	$500	$—	$—	$500
Cash payments	(370)	—	—	(370)
Reductions to estimated liability	(80)	—	—	(80)

Liability, March 31, 2007	50	—	—	50
Cash payments	(18)	—	—	(18)
Reductions to estimated liability	(32)	—	—	(32)

Liability, June 30, 2007	$—	$—	$—	$—

July 2007 Restructuring Program
Charged to expense	$695	$—	$—	$695
Cash payments	(585)	—	—	(585)

Liability, September 30, 2007	$110	$—	$—	$110

September 2007 Restructuring Program
Charged to expense	$681	$—	$—	$681
Cash payments	—	—	—	—

Liability, September 30, 2007	$681	$—	$—	$681

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
     In March 2006, the Company communicated and began implementation of a plan to exit its operations in France and India and reorganize part of its manufacturing operations. The restructuring program included the elimination of approximately 68 employees. The Company recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severances, $1.0 million for operating lease write-offs, and $0.6 million for asset impairments. During fiscal 2007, the Company recorded additional net charges of approximately $2.5 million, consisting of $0.2 million for excess lease liability, $0.1 million for operating lease commitments and $2.8 million for asset impairments, offset by $0.6 million in workforce reduction liability adjustments. During the six month period ended September 30, 2007, the Company paid down part of its remaining liability.
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
     In July 2007, the Company implemented another restructuring program. The July 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of approximately 29 employees. As a result of the July 2007 restructuring program, the Company recorded a net charge of approximately $0.7 million, consisting of employee severances. During the three months ended September 30, 2007, the Company paid down part of its remaining liability.
     In September 2007, the Company implemented another restructuring program. The September 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of approximately 28 employees. As a result of the September 2007 restructuring program, the Company recorded a net charge of approximately $0.7 million, consisting of employee severances. During the three months ended September 30, 2007, the Company paid down part of its remaining liability.
4. COMPREHENSIVE LOSS
     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net loss	$(8,053)	$(13,889)	$(24,473)	$(14,706)
Change in net unrealized gain (loss) on short-term investments	(4,102)	7,351	(4,221)	5,820
Foreign currency translation adjustment gain (loss)	(226)	25	(422)	(200)

Comprehensive loss	$(12,381)	$(6,513)	$(29,116)	$(9,086)

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

Common Stock
     At September 30, 2007 the Company had 630.0 million shares authorized for issuance and approximately 272.9 million shares issued and outstanding. At March 31, 2007, there were approximately 283.0 million shares issued and outstanding.
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
Employee Stock Purchase Plan
     The Company has in effect an employee stock purchase plan under which 19.2 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended September 30, 2007, Approximately 1.0 million shares were issued under this plan. There were no shares issued during the six months ended September 30, 2006. At September 30, 2007, approximately 11.0 million shares had been issued under this plan and approximately 8.2 million shares were available for future issuance.
Stock Repurchase Program
     In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the six months ended September 30, 2007, 9.9 million shares were repurchased on the open market at a weighted average price of $2.95 per share. During the six months ended September 30, 2006, 6.2 million common shares were repurchased at a weighted average price of $3.23 per share. From the time the program was implemented through September 30, 2007, a total of 25.5 million shares were repurchased on the open market at a weighted average price of $2.99 per share. All repurchased shares were retired upon delivery. At September 30, 2007, $51.2 million remained available to repurchase shares under the stock repurchase program.
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
     During the six months ended September 30, 2007, the Company entered into structured stock repurchase agreements totaling $23.8 million. For those agreements that had been settled by September 30, 2007, the Company received 1.8 million shares of its common stock at an effective purchase price of $2.85 per share and $13.2 million in cash. At September 30, 2007, the Company had two outstanding structured stock repurchase agreements which settled with the receipt of $7.9 million in October 2007. During the six months ended September 30, 2006, the Company received $17.4 million in cash and 7.7 million shares of its common stock upon the settlement of structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program through September 30, 2007, the Company entered into structured stock repurchase agreements totaling $197.7 million. Upon settlement of these agreements through September 30, 2007, the Company received $128.7 million in cash and 24.7 million shares of its common stock at an effective purchase price of $2.52 per share.

     The table below is a summary of the Company’s repurchase program share activity for the six months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Six Months Ended
	September 30,
	2007	2006
Open market repurchases:
Aggregate repurchase price	$29,268	$20,137
Repurchased shares	9,915	6,242

Average price per share	$2.95	$3.23

Structured stock repurchase agreements:
Shares acquired in settlement	1,757	7,696

Average price per share*	$2.85	$3.25

Total shares acquired by repurchase or in settlement	11,672	13,938

Average price per share	$2.94	$3.24

*	The average price per share of shares acquired in settlements of structured stock repurchase agreements during the six months ended September 30, 2007 and 2006 does not include gains on settlements in cash of $1.3 million and $1.5 million, respectively.
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
     At September 30, 2007 there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.
     Option activity under the Company’s stock incentive plans in the six months ended September 30, 2007 is set forth below:

	Number of Shares	Weighted Average
	(in thousands)	Exercise Price Per Share
Outstanding at the beginning of the period	40,612	$4.58
Granted	518	2.86
Exercised	(199)	1.49
Cancelled	(1,838)	4.91

Outstanding at the end of the period	39,093	$4.56

Vested at the end of the period	28,569	$5.08

     At September 30, 2007, the weighted average remaining contractual term for options outstanding is 4.59 years and for options vested is 3.67 years.
     The aggregate pretax intrinsic value of options exercised during the six months ended September 30, 2007 was $351,000. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.
     During the six months ended September 30, 2007 and 2006, the Company repurchased a total of 11.7 million and 13.9 million shares of its common stock at a weighted average effective price of $2.94 and $3.24, respectively.
     The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2007 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
			Weighted
			Average
			Remaining
Range of		Weighted	Contractual		Weighted
Exercise	Number of	Average	Term	Number of	Average
Prices	Shares	Exercise Price	(in years)	Shares	Exercise Price
$0.05 – $ 2.98	8,269	$2.48	5.38	5,314	$2.42
2.99 – 3.32	7,931	3.16	7.07	3,692	3.23
3.33 – 3.94	8,066	3.65	5.95	5,209	3.67
3.95 – 6.48	5,743	4.83	3.01	5,270	4.90
6.49 – 75.03	9,084	8.32	1.49	9,084	8.32

$0.05 – $75.03	39,093	$4.56	4.59	28,569	$5.08

     As of September 30, 2007, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $4.0 million and options outstanding was $6.0 million. The aggregate pretax intrinsic values in the preceding table were calculated based on the closing price of the Company’s common stock of $3.16 on September 30, 2007.
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
     Restricted stock unit activity for the six months ended September 30, 2007 is set forth below:

Restricted Stock Units Outstanding
Number of Shares
(in thousands)
Balance at beginning of period	3,424
Awarded during the period	359
Vested during the period	(109)
Cancelled during the period	(134)

Balance at end of period	3,540

     The weighted average grant-date fair value per share for the restricted stock units was $3.06, and the weighted average remaining contractual term for the restricted stock units outstanding as of September 30, 2007 was 1.3 years.
     Based on the closing price of the Company’s common stock of $3.16 on September 30, 2007, the total pretax intrinsic value of all outstanding restricted stock units on that date was $11.2 million.
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

     The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the three and six months ended September 30, 2007 and 2006, which is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock-based compensation expense by type of awards
Stock options	$2,929	$2,654	$5,268	$5,153
Restricted stock units	368	24	649	36

Total stock-based compensation expense	3,297	2,678	5,917	5,189
Stock-based compensation capitalized as part of inventory	48	—	192	—

Total stock-based compensation	3,345	$2,678	$6,109	$5,189

     The fair value of the options granted during the three months ended September 30, 2007 and 2006 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,
			Employee Stock
	Employee Stock Options		Purchase Plans
	2007(1)	2006	2007(2)	2006
Expected life (years)	3.9	5.7	0.5	1.3
Risk-free interest rate	4.6%	4.8%	5.0%	2.9%
Volatility	49%	54%	55%	64%
Dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$1.27	$2.04	$0.86	$1.50

(1)	As of March 2007, option grants will have an expiration of 8 years instead of the previous expiration of 10 years with the exception of grants to non-employee directors, which will continue to be granted with a 10 year expiration.

(2)	In January 2007, the Company reduced the offering period under its employee stock purchase plan from 24 months to 6 months.
     The weighted average fair value per share of the restricted stock units awarded was $2.97 and $2.96 in the three and six months ended September 30, 2007, respectively, and was zero and $3.20 in the three and six months ended September 30, 2006, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
     Effective April 1, 2007, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 5.73% to 6.10% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.
     The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Stock-based compensation included in expenses:
Cost of revenues	$240	$158	$312	$291
Research and development	1,216	1,028	2,271	2,097
Selling, general and administrative	1,841	1,492	3,334	2,801

Total stock-based compensation expense	3,297	2,678	5,917	5,189
Stock-based compensation capitalized as part of inventory	48	—	192	—

Total stock-based compensation	$3,345	$2,678	$6,109	$5,189

     The adoption of SFAS 123(R) will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at September 30, 2007 is $20.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
7. CONTINGENCIES
  Legal Proceedings
     In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In January 2004, the plaintiff filed a notice of appeal. A motion to dismiss the appeal was filed by the defendants on the grounds that the plaintiff had lost standing because he no longer owned JNI shares. In October 2005, the court dismissed the appeal, finding the plaintiff had no standing to maintain the lawsuit. The California Supreme Court granted review of the Court of Appeal’s decision in January 2006. In April 2006, plaintiff filed his opening brief. The Company filed its answer brief in May 2006. Plaintiff’s reply brief was filed in August 2006. A hearing on this appeal has been set for December 4, 2007. A possible amount of loss cannot be reasonably estimated at this time.
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
     The Company and the individual defendants have filed motions to dismiss in both the Federal and State Actions. Hearings on the motion to dismiss, or in the alternative stay, the State Action took place on March 2 and June 22, 2007. The Court in the State Action has taken the motion to dismiss, or in the alternative stay, under submission. The motions to dismiss in the Federal Action have been taken off calendar without prejudice to the Company and the individual defendants to re-file their motions. The Court in the Federal Action took the motions to dismiss off calendar while the parties engage in settlement discussions. The Company has also moved to stay discovery in the State Action, and the Company’s motion was granted in part and denied in part. Discovery is currently stayed in the Federal Action. No trial date has been set in either Action.
     On June 5, 2007, two former officers of the Company were named as defendants in another derivative action filed in the United States District Court for the Northern District of California, captioned Segen v. Rickey, et al., No. C 07 2917 (“Section 16b Action”). The plaintiff in the Section 16b Action alleges that these two former officers violated Section 16b of the Securities Exchange Act of 1934 and Rule 16b-3 promulgated thereunder through the receipt of option grants and stock sales from 1999 through 2001 which plaintiff alleges constituted short-swing trading transactions. The Section 16b Action seeks disgorgement of profits and benefits from these individual defendants, and attorneys’ fees and costs. The Company is named as a nominal defendant in the Section 16b Action, and thus no recovery against the Company is currently sought. The Company and the individual defendants have filed motions to dismiss. The hearing on those motions to dismiss is currently scheduled for November 27, 2007. Discovery is currently stayed in the Section 16b Action, and no trial date has been set.
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
     During the quarter ended September 30, 2007, the full accrual of $0.8 million for unrecognized tax benefits was released. Of that balance, $0.2 million was reclassified to income taxes payable and $0.6 million was a benefit to the income tax provision. The decrease was due to the completion and settlement of a foreign tax audit that resulted from the liquidation of one of its foreign subsidiaries.
     The Company estimates that its accrual for unrecognized tax benefits will not materially change during the next twelve months.
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
     The Company has not recognized any accrued interest or penalties related to unrecognized tax benefits through the quarter ended September 30, 2007 or during the years ended March 31, 2007 or 2006.
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
     At the end of August 2007, the funds in escrow were released to the former shareholders of Quake.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:
•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2007 and 2006. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.
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
OVERVIEW
     We are a leader in semiconductors and printed circuit board assemblies (“PCBAs”) for the communications and storage markets. We design, develop, market and support high-performance ICs and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs, for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, gateways, metro transport platforms and core switches and routers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity serial advanced technology attachment (“SATA”) redundant array of integrated disks (“RAID”) controllers for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage, video, and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

     The following tables present a summary of our results of operations for the three and six months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Net revenues	$58,210	100.0%	$76,364	100.0%	$(18,154)	(23.8)%
Cost of revenues	30,328	52.1	35,536	46.5	(5,208)	(14.7)

Gross profit	27,882	47.9	40,828	53.5	(12,946)	(31.7)
Total operating expenses	43,251	74.3	58,072	76.1	(14,821)	(25.5)

Operating loss	(15,369)	(26.4)	(17,244)	(22.6)	1,875	10.9
Interest and other income, net	6,906	11.9	3,429	4.5	3,477	101.4

Loss before income taxes	(8,463)	(14.5)	(13,815)	(18.1)	5,352	38.7
Income tax expense (benefit)	(410)	(0.7)	74	0.1	(484)	(654.1)

Net loss	$(8,053)	(13.8)%	$(13,889)	(18.2)%	$5,836	42.0

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Net revenues	$108,345	100.0%	$146,043	100.0%	$(37,698)	(25.8)%
Cost of revenues	56,826	52.4	67,064	45.9	(10,238)	(15.3)

Gross profit	51,519	47.6	78,979	54.1	(27,460)	(34.8)
Total operating expenses	86,401	79.8	100,265	68.7	(13,864)	(13.8)

Operating loss	(34,882)	(32.2)	(21,286)	(14.6)	(13,596)	(63.9)
Interest and other income, net	9,982	9.2	6,794	4.7	3,188	46.9

Loss before income taxes	(24,900)	(23.0)	(14,492)	(9.9)	(10,408)	(71.8)
Income tax expense (benefit)	(427)	(0.4)	214	0.2	(641)	(299.5)

Net loss	$(24,473)	(22.6)%	$(14,706)	(10.1)%	$(9,767)	(66.4)

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

     For these and other reasons, our net revenue and results of operations for the first three and six months ended September 30, 2007 and prior periods may not necessarily be indicative of future net revenue and results of operations.
     Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three and six months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Avnet Inc.	23%	26%	23%	26%
Hon Hai Precision Industry Co, Ltd.	10%	*	*	*

*	Less than 10% of total net revenues for period indicated.
     We expect that our largest customers will continue to account for a substantial portion of our net revenues for the foreseeable future.
     Net revenues by geographic region were as follows (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
United States of America	$20,378	35.0%	$32,869	43.0%
Other North America	4,454	7.7	6,160	8.1
Europe and Israel	12,459	21.4	13,436	17.6
Asia	20,680	35.5	23,596	30.9
Other	239	0.4	303	0.4

	$58,210	100.0%	$76,364	100.0%

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
United States of America	$38,941	35.9%	$59,826	41.0%
Other North America	8,593	7.9	16,348	11.2
Europe and Israel	22,696	20.9	25,351	17.4
Asia	37,654	34.8	43,677	29.8
Other	461	0.5	841	0.6

	$108,345	100.0%	$146,043	100.0%

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

     Since the start of fiscal 2006, we have invested a total of $240.1 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced and, as a result of restructuring activities, we discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.
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
Inventory Valuation and Warranty Liabilities
     Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of September 30, 2007, reducing our future demand estimate to six months could increase our current reserve balance by approximately $10.9 million or increasing our future demand forecast to 18 months could reduce our exposure by approximately $0.1 million below the current estimate.
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
     We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2007 and 2006, in accordance with SFAS 142, we determined that there were three reporting units to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may be incorrect. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
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
Restructuring Charges
     Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting and/or reoccupying certain facilities may be incorrect, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. For example, in fiscal 2007, when we decided to reoccupy a previously restructured facility, we eliminated the liability which reduced our restructuring expense. Our policies require us to periodically evaluate, at least semiannually, the adequacy of the remaining liabilities under our restructuring initiatives. During the six months ended September 30, 2007, we recorded restructuring charges of $1.4 million associated with our restructuring actions. In fiscal 2007, we recorded net restructuring charges of $1.3 million associated with our restructuring actions. For a full description of our restructuring activities, refer to our discussion of restructuring charges in the Results of Operations section.
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
Revenue Recognition
     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. These pronouncements require that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA (Free Carrier) shipping point. If actual returns or pricing adjustments exceed our estimates, we would record additional reductions to revenue.
Allowance for Bad Debts
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

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended September 30, 2007 to the Three and Six Months Ended September 30, 2006
     Net Revenues. Net revenues for the three and six months ended September 30, 2007 was $58.2 million and $108.3 million respectively, representing a decrease of 23.8% and 25.8% from net revenues of $76.4 million and $146.0 million for the three and six months ended September 30, 2006. We classify our revenues into three categories based on markets that the underlying products serve. The categories are Integrated Communication Products (“ICP”), which consists of communications and embedded products, Storage and Other. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
ICP	$45,344	77.9%	$63,012	82.5%	$(17,668)	(28.0)%
Storage	12,229	21.0	12,323	16.1	(94)	(0.8)
Other	637	1.1	1,029	1.4	(392)	(38.1)

	$58,210	100.0%	$76,364	100.0%	$(18,154)	(23.8)

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
ICP	$81,788	75.5%	$119,005	81.5%	$(37,217)	(31.3)%
Storage	25,473	23.5	24,553	16.8	920	3.7
Other	1,084	1.0	2,485	1.7	(1,401)	(56.4)

	$108,345	100.0%	$146,043	100.0%	$(37,698)	(25.8)

     The net revenue decrease for the three and six months ended September 30, 2007 was primarily due to downward inventory corrections at our customers, product transitions and overall softness in demand. The decline was primarily in net revenues of our ICP products.

     The following table illustrates revenue from our focus and nonfocus areas (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Focus	$53,333	91.6%	$66,066	86.5%	$(12,733)	(19.3)%
Nonfocus	4,877	8.4	10,298	13.5	(5,421)	(52.6)

	$58,210	100.0%	$76,364	100.0%	$(18,154)	(23.8)

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Focus	$98,991	91.4%	$123,462	84.5%	$(24,471)	(19.8)%
Nonfocus	9,354	8.6	22,581	15.5	(13,227)	(58.6)

	$108,345	100.0%	$146,043	100.0%	$(37,698)	(25.8)

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
     Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Net revenues	$58,210	100.0%	$76,364	100.0%	$(18,154)	(23.8)%
Cost of revenues	30,328	52.1	35,536	46.5	(5,208)	(14.7)

Gross profit	$27,882	47.9%	$40,828	53.5%	$(12,946)	(31.7)

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Net revenues	$108,345	100.0%	$146,043	100.0%	$(37,698)	(25.8)%
Cost of revenues	56,826	52.4	67,064	45.9	(10,238)	(15.3)

Gross profit	$51,519	47.6%	$78,979	54.1%	$(27,460)	(34.8)

     The gross profit percentage for the three and six months ended September 30, 2007 declined to 47.9% and 47.6%, compared to 53.5% and 54.1% for the three and six months ended September 30, 2006, respectively. The decrease in gross profit percentage for the three and six months ended September 30, 2007 was primarily attributable to the decline in net revenues, unfavorable product mix and supply constraints on our transport and storage product lines that prevented us from shipping higher margin products, offset by favorable cost improvements. In addition, the gross profit for the three months ended September 30, 2007 included the reversal of $0.6 million of warranty reserves no longer required. We expect gross margins to improve marginally for the three months ending December 31, 2007.

     The amortization of purchased intangible assets included in cost of revenues during the three and six months ended September 30, 2007 was $4.6 million and $9.3 million compared to $4.0 million and $7.7 million for the three and six months ended September 30, 2006. Based on the amount of capitalized purchased intangibles on the balance sheet as of September 30, 2007, we expect amortization expense for purchased intangibles charged to cost of revenues to be $18.5 million in fiscal 2008, $17.8 million in fiscal 2009 and $23.5 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges, which would impact the gross margin in future periods.
     Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and six months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Research and development	$24,480	42.1%	$24,853	32.5%	$(373)	(1.5)%
Selling, general and administrative	15,850	27.2	16,162	21.2	(312)	(1.9)

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Research and development	$49,962	46.1%	$47,692	32.7%	$2,270	4.8%
Selling, general and administrative	31,913	29.5	32,612	22.3	(699)	(2.1)
     Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expenses of 1.5% for the three months ended September 30, 2007, compared to the three months ended September 30, 2006, was primarily due to a $0.7 million reversal of a liability related to an arrangement to license tools due to renegotiated terms and a decrease of $0.6 million in other expenses, offset by an increase of $0.5 million in personnel expenses related to the acquisition of Quake and $0.4 million in foundry costs. The increase in R&D expenses of 4.8% for the six months ended September 30, 2007, compared to the six months ended September 30, 2006, was due to an increase of $1.6 million in personnel expenses related primarily to the acquisition of Quake, $1.1 million in foundry costs, $0.9 million for contractors and a decrease of $0.5 million in credits from order settlements offset by a $0.7 million reversal of a liability related to an arrangement to license tools and a decrease of $1.0 million in miscellaneous R&D expenses. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative ICP and storage products. Currently, R&D expenses are focused on the development of ICP and storage products and we expect to continue this focus. We expect our R&D expenses to decrease in dollars as we take measures to reduce our overall operating expenses. These reductions will be offset by our continued investment in our product road map. Future acquisitions of businesses may result in substantial additional on-going costs.
     Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 1.9% for the three months ended September 30, 2007 compared to the three months ended September 30, 2006, was primarily due to a decrease of $1.0 million in personnel expenses, offset by an increase of $0.4 million in product interface software costs for demonstration products to specific requirements of potential customers and $0.3 million in stock-based compensation expense. The decrease in SG&A expenses of 2.1% for the six months ended September 30, 2007 compared to the six months ended September 30, 2006, was primarily due to a decrease of $0.7 million in personnel expenses. We expect our SG&A expenses to decrease in dollars as we take measures to reduce our overall operating expenses. Future acquisitions of businesses may result in substantial additional on-going costs.

     Stock-Based Compensation. The following table presents stock-based compensation expense for the three and six months ended September 30, 2007 and 2006, which was included in the tables above (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Costs of revenues	$240	0.4%	$158	0.2%	$82	51.9%
Research and development	1,216	2.1	1,028	1.3	188	18.3
Selling, general and administrative	1,841	3.2	1,492	2.0	349	23.4

	$3,297	5.7%	$2,678	3.5%	$619	23.1

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Costs of revenues	$312	0.3%	$291	0.2%	$21	7.2%
Research and development	2,271	2.1	2,097	1.4	174	8.3
Selling, general and administrative	3,334	3.1	2,801	1.9	533	19.0

	$5,917	5.5%	$5,189	3.6%	$728	14.0

     On April 1, 2006 we adopted SFAS 123(R). The adoption of SFAS 123(R) will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall liquidity. The increase in stock-based compensation expense for the three and six months ended September 30, 2007 compared to the three and six months ended September 30, 2006 is primarily due to option grants. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at September 30, 2007 is $20.0 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and restricted stock units in fiscal 2008 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.
     Restructuring Charges. The following table presents restructuring charges for the three and six months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Restructuring charges	$1,376	2.4%	$1,419	1.9%	$(43)	(3.0)%

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Restructuring charges	$1,344	1.2%	$2,666	1.8%	$(1,322)	(49.6)%

     In March 2006, we communicated and began implementation of a plan to exit our operations in France and India and reorganize part of our manufacturing operations. The restructuring program included the elimination of approximately 68 employees. In fiscal 2006, we recorded a charge of approximately $7.6 million, consisting of $6.0 million for employee severance, $1.0 million for operating lease write-offs, and $0.6 million for asset impairments. During the three months ended September 30, 2006, we recorded an additional charge of approximately $0.7 million consisting of $0.1 million for operating lease write-offs, $0.1 million for operating lease commitments and $0.5 million for asset impairments. During the three months ended September 30, 2007, we paid down part of its remaining liability.
     In June 2006, we implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of approximately 20 employees. As a result of the June 2006 restructuring, we recorded a net charge of approximately $0.5 million, consisting of employee severances. During the first quarter of fiscal 2008, we paid all remaining liabilities related to this restructuring program and recorded a reversal of the remaining liability through restructuring expense.
     In July 2007, we implemented another restructuring program. The July 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of approximately 29 employees. As a result of the July 2007 restructuring program, we recorded a net charge of approximately $0.7 million, consisting of employee severances. During the three months ended September 30, 2007, we paid down part of our remaining liability.
     In September 2007, we implemented another restructuring program. The September 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of approximately 28 employees. As a result of the September 2007 restructuring program, we recorded a net charge of approximately $0.7 million, consisting of employee severances. During the three months ended September 30, 2007, we paid down part of our remaining liability.
     Option investigation and related expenses. The following table presents option investigation and related expenses for the three and six months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Option investigation	$209	0.4%	$1,150	1.5%	$(941)	(81.8)%

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Option investigation	$501	0.5%	$1,700	1.2%	$(1,199)	(70.5)%
     During the three months ended June 30, 2006, we initiated a review of our historical stock option granting policies. We incurred professional and legal fees as a result of our self-initiated review. Though we have concluded our investigation during the three months ended March 31, 2007, we continue to incur expenses for the related ongoing legal and regulatory proceedings as a result of the option investigation.

     Interest and Other Income. The following table presents interest and other income for the three and six months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Interest income, net	$2,128	3.7%	$3,254	4.3%	$(1,126)	(34.6)%
Other income, net	4,778	8.2	175	0.2	4,603	2,630.3

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Interest income, net	$5,176	4.8%	$6,595	4.5%	$(1,419)	(21.5)%
Other income, net	4,806	4.4	199	0.1	4,607	2,315.1
     Interest Income, net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents and short-term investment balances as well as realized gains and losses from the sale of short-term investments, less interest expense. The decrease for the three and six months ended September 30, 2007 is primarily due to the impact of lower cash and short-term investment balances.
     Other Income, net. The increase in other income, net for the three and six months ended September 30, 2007 is primarily due to the impact of $4.6 million of realized gain recorded from the sale of a strategic investment.
     Income Taxes. The following table presents our income tax expense (benefit) for the three and six months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Income tax expense (benefit)	$(410)	(0.7)%	$74	0.1%	$(484)	(654.1)%

	Six Months Ended September 30,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Income tax expense (benefit)	$(427)	(0.4)%	$214	0.1%	$(641)	(299.5)%
     The federal statutory income tax rate was 35% for the three months ended September 30, 2007 and 2006. The decrease in the income tax expense recorded for the three and six months ended September 30, 2007, is primarily due a reduction of $0.6 million in our income tax liability from the final settlement of an uncertain tax position in Israel. This is offset by the income tax expense relating to estimated foreign taxes and alternative minimum taxes.
FINANCIAL CONDITION AND LIQUIDITY
     As of September 30, 2007, our principal source of liquidity consisted of $218.1 million in cash, cash equivalents and investments. Working capital as of September 30, 2007 was $177.2 million. Total cash, cash equivalents, and investments decreased by $66.4 million during the six months ended September 30, 2007 primarily as a result of cash paid for stock buybacks and structured stock repurchase agreements, cash paid for strategic investments and cash used to fund our operations, offset by realized gains from the sale of a strategic equity investment and other property. At September 30, 2007, we had contractual obligations not included on our balance sheet totaling $44.4 million, primarily related to facility leases, engineering design software tool licenses and inventory purchase commitments.

     For the six months ended September 30, 2007, we used $23.4 million of cash in our operations compared to generating $3.5 million for the six months ended September 30, 2006. Our net loss of $24.5 million for the six months ended September 30, 2007 included $21.1 million of non-cash charges such as $3.2 million of depreciation, $12.0 million of amortization of purchased intangibles, and $5.9 million of stock-based compensation charges recorded in accordance with SFAS 123(R). The remaining change in operating cash flows for the six months ended September 30, 2007 primarily reflected increases in our inventories due to purchases of ICP inventory to meet estimated future demand and deferred revenue and decreases in accounts receivable, other assets, accounts payable and accrued payroll and other accrued liabilities. The decrease in our accounts receivable balance is attributable primarily to decreased revenues. Our overall days sales outstanding decreased to 36 days for the three months ended September 30, 2007, compared to 42 days for the three months ended March 31, 2007.
     We generated $3.5 million of cash from our operations during the six months ended September 30, 2006. Our net loss of $14.7 million included $35.9 million of non-cash charges such as $4.7 million of depreciation, $10.7 million of amortization of purchased intangibles, $5.2 million of stock-based compensation charges recorded in accordance with SFAS 123(R), $13.3 million in in-process research and development charge related to the acquisition of Quake and $2.0 million in non-cash restructuring charges. The remaining change in operating cash flows primarily reflected increases in our accounts receivable, inventories, other assets, accounts payable and decreases in accrued payroll and other accrued liabilities, and deferred revenue. The increase in our accounts receivable balance is attributable primarily to the timing and collection of our receivables. The days sales outstanding was 44 days for the three months ended September 30, 2006. The increase in our inventory balance was attributable primarily to serve our longer term inventory commitments.
     For the six months ended September 30, 2007, we generated $57.4 million of cash in investing activities compared to expending $12.7 million during the six months ended September 30, 2006. During the six months ended September 30, 2007, we generated net proceeds of $58.8 million from investment activities, $5.2 million in proceeds from the sale of a strategic investment, $1.6 million in proceeds from the sale of property, offset by $3.3 million for the purchase of property, equipment and other assets and $5.0 million in strategic investments.
     The use of $12.7 million of cash from investing activities during the six months ended September 30, 2006 primarily reflects net proceeds of $63.5 million from the sales and maturities of short-term investments offset by $4.3 million in purchases of property, equipment and other assets and $72.0 million in net cash paid for the acquisition of Quake.
     For the six months ended September 30, 2007, we used $36.8 million of cash in financing activities compared to $3.0 million for the six months ended September 30, 2006. The major financing use of cash for the six months ended September 30, 2007 was open market repurchase of our common stock and the funding of our structured stock repurchase agreements for $53.1 million offset by the sales of common stock through employee stock options of $3.3 million and proceeds of $13.2 million from the settlement of structured stock repurchase agreements.
     The use of $3.0 million of cash for financing activities for the six months ended September 30, 2006 primarily reflects the net funding of our stock repurchase program of $2.8 million offset by the issuance of common stock through the exercise of employee stock options for $0.2 million.
     In August 2004, our board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. During the six months ended September 30, 2007, 9.9 million shares were repurchased on the open market at a weighted average price of $2.95 per share. During the six months ended September 30, 2006, 6.2 million common shares were repurchased at a weighted average price of $3.23 per share. From the time the program was first implemented through September 30, 2007, a total of 25.5 million shares were repurchased on the open market at a weighted average price of $2.99 per share. All repurchased shares were retired upon delivery to us. At September 30, 2007, $51.2 million remained available to repurchase shares under the authorized program. We expect repurchases to continue under our stock repurchase program.
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

     During the six months ended September 30, 2007, we entered into structured stock repurchase agreements totaling $23.8 million. For those agreements that had settled by September 30, 2007, we received 1.8 million shares of our common stock at an effective purchase price of $2.85 per share and $13.2 million in cash. At September 30, 2007, we had two outstanding structured stock repurchase agreements which settled with the receipt of $7.9 million in October 2007. During the six months ended September 30, 2006, we received $17.4 million in cash and 7.7 million shares of our common stock upon settlement of structured stock repurchase agreements. From the inception of our most recent stock repurchase program through September 30, 2007, we entered into structured stock repurchase agreements totaling $197.7 million. Upon settlement of these agreements through September 30, 2007, we received $128.7 million in cash and 24.7 million shares of our common stock at an effective purchase price of $2.52 per share.
     The table below is a summary of our repurchase program share activity for the six months ended September 30, 2007 and 2006 (in thousands, except per share data):

	Six Months Ended
	September 30,
	2007	2006
Open market repurchases:
Aggregate repurchase price	$29,268	$20,137
Repurchased shares	9,915	6,242

Average price per share	$2.95	$3.23

Structured stock repurchase agreements:
Shares acquired in settlement	1,757	7,696

Average price per share*	$2.85	$3.25

Total shares acquired by repurchase or in settlement	11,672	13,938

Average price per share	$2.94	$3.24

*	The average price per share of shares acquired in settlements of structured stock repurchase agreements during the six months ended September 30, 2007 and 2006 does not include gains on settlements in cash of $1.3 million and $1.5 million, respectively.
     The following table summarizes our contractual operating leases and other purchase commitments as of September 30, 2007 (in thousands):

		Other
	Operating	Purchase
	Leases	Commitments	Total
Fiscal Years Ending March 31,
2008	$15,222	$19,781	$35,003
2009	6,210	—	6,210
2010	2,240	—	2,240
2011	984	—	984
2012 and thereafter	—	—	—

Total minimum payments	$24,656	$19,781	$44,437

     We did not have any off-balance sheet arrangements as of September 30, 2007 or March 31, 2007.
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
     We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2007, our investment portfolio included fixed-income securities classified as available-for-sale investments and marketable securities with an aggregate fair market value of $169.2 million and a cost basis of $173.8 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2007 (in thousands):

Fair
	Valuation of Securities Given an			Value as	Valuation of Securities Given an
	Interest Rate Decrease of			of	Interest Rate Increase of
	X Basis Points (“BPS”)			September 30, 2007	X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$181,149	$177,037	$173,109	$169,236	$165,587	$162,433	$159,251

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
ITEM 4. CONTROLS AND PROCEDURES
     Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of September 30, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.
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
     As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. At September 30, 2007, we had $403.5 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.

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
Our cash and cash equivalents and portfolio of short-term investments and long-term marketable securities are exposed to certain market risks. *
     We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of September 30, 2007, we determined $77.7 million of our available-for-sale securities are long-term. These securities have fair values that have been less than their amortized cost for 12 or more consecutive months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record as expense the decline in the value of these securities. At September 30, 2007, the continuous unrealized losses on these securities over the 12 months preceding September 30, 2007 was approximately $3.5 million.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties. *
     Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs, including a new restructuring initiatives announced in July and September 2007. Employees whose positions were eliminated in connection with these restructuring plans may seek future employment with our customers or competitors. Although all employees are required to sign a confidentiality agreement with us at the time of hire, we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot assure you that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to any new growth opportunities.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Below is a summary of stock repurchases for the three months ended September 30, 2007 (in thousands, except average price per share).

			Total Number of
			Shares Purchased as	Maximum Amount
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
July 1 – July 31, 2007	—	$—	—	$71,329
August 1 – August 31, 2007	7,000	2.88	7,000	51,199
September 1– September 30, 2007 (1)	—		—	51,199

Total shares repurchased	7,000	$2.88	7,000	$51,199

(1)	At September 30, 2007, we had two structured stock repurchase agreements outstanding.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on August 21, 2007. Of the 280.4 million shares of our common stock that could be voted at the annual meeting, 251.4 million shares, or 90% were represented at the meeting in person or by proxy, which constituted a quorum. Voting results were as follows:
     Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld
Cesar Cesaratto	239,275,449	12,083,709
Donald Colvin	243,129,854	8,229,304
Kambiz Hooshmand	244,046,128	7,313,030
Niel Ransom	241,214,264	10,144,894
Fred Shlapak	243,129,558	8,229,600
Arthur B. Stabenow	217,928,814	33,430,344
Julie H. Sullivan	243,128,719	8,230,439
     Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the period ending March 31, 2008:

For	Against	Abstain
246,886,992	4,344,165	128,001
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(4)	Executive Severance Benefit Plan adopted September 19, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

(4)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed September 24, 2007.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 9, 2007

Applied Micro Circuits Corporation

By:	/s/ Robert G. Gargus
Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal
Financial and Accounting Officer)

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(4)	Executive Severance Benefit Plan adopted September 19, 2007.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

(4)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed September 24, 2007.