Form 10-Q
period 2007-12-31
APPLIED MICRO CIRCUITS CORP
filed 2008-02-05
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2007
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
Registrant’s telephone number, including area code: (408) 542-8600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” ”accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of January 31, 2008, 64,992,627 shares of the registrant’s common stock were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	December 31,	March 31,
	2007	2007
ASSETS
Current assets:
Cash and cash equivalents	$34,491	$51,595
Short-term investments-available-for-sale	82,358	232,875
Accounts receivable, net	31,745	32,558
Inventories	39,820	31,286
Other current assets	11,817	14,438

Total current assets	200,231	362,752
Marketable securities	69,453	—
Property and equipment, net	25,563	27,150
Goodwill	335,624	335,857
Purchased intangibles, net	61,929	79,787
Other assets	17,713	10,966

Total assets	$710,513	$816,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,874	$26,893
Accrued payroll and related expenses	7,000	10,021
Other accrued liabilities	13,745	16,383
Deferred revenue	2,822	2,393

Total current liabilities	49,441	55,690
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares—375,000 at December 31, 2007 and 157,500 at March 31, 2007 Issued and outstanding shares—65,678 at December 31, 2007 and 70,744 at March 31, 2007	657	707
Additional paid-in capital	5,890,804	5,956,346
Accumulated other comprehensive income (loss)	(5,122)	224
Accumulated deficit	(5,225,267)	(5,196,455)

Total stockholders’ equity	661,072	760,822

Total liabilities and stockholders’ equity	$710,513	$816,512

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net revenues	$66,267	$76,642	$174,612	$222,685
Cost of revenues	33,311	37,799	90,137	104,863

Gross profit	32,956	38,843	84,475	117,822
Operating expenses:
Research and development	24,696	24,550	74,658	72,242
Selling, general and administrative	14,125	17,351	46,038	49,963
Acquired in-process research and development	—	—	—	13,300
Amortization of purchased intangible assets	1,320	1,350	4,001	3,645
Restructuring charges	125	67	1,469	2,733
Option investigation, net	(792)	2,705	(291)	4,405

Total operating expenses	39,474	46,023	125,875	146,288

Operating loss	(6,518)	(7,180)	(41,400)	(28,466)
Interest income, net	2,093	3,028	7,269	9,623
Other income, net	55	93	4,861	292

Loss before income taxes	(4,370)	(4,059)	(29,270)	(18,551)
Income tax expense (benefit)	(31)	113	(458)	327

Net loss	$(4,339)	$(4,172)	$(28,812)	$(18,878)

Basic and diluted net loss per share:
Net loss per share	$(0.06)	$(0.06)	$(0.42)	$(0.27)

Shares used in calculating basic and diluted net loss per share	67,015	70,450	68,737	71,228

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Operating activities:
Net loss	$(28,812)	$(18,878)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	4,891	6,518
Amortization of purchased intangibles	17,858	18,551
Acquired in-process research and development	—	13,300
Stock-based compensation expense:
Stock options	7,029	7,854
Restricted stock units	1,199	59
Non-cash restructuring charges (benefit)	(32)	2,521
Impairment of marketable securities	846	—
Realized gain on sale of strategic investments	(4,649)	—
Net (gain) loss on disposal of property	(8)	34
Changes in operating assets and liabilities:
Accounts receivable	813	(7,973)
Inventories	(8,534)	(11,294)
Other assets	1,106	(3,148)
Accounts payable	(1,019)	(719)
Accrued payroll and other accrued liabilities	(5,628)	(6,315)
Deferred revenue	429	(372)

Net cash (used in) provided by operating activities	(14,511)	138

Investing activities:
Proceeds from sales and maturities of investments	490,932	379,413
Purchases of investments	(416,517)	(306,744)
Purchase of strategic investments	(5,000)	(1,500)
Net proceeds from the sale of strategic investments	5,249	—
Purchase of property and equipment	(4,943)	(5,783)
Proceeds from sale of property and equipment	1,646	—
Net cash paid for acquisitions	—	(71,971)

Net cash provided by (used in) investing activities	71,367	(6,585)

Financing activities:
Proceeds from issuance of common stock	3,785	248
Repurchase of company stock	(56,950)	(20,137)
Funding of structured stock repurchase agreements	(41,830)	—
Funds received from structured stock repurchase agreements including gains	21,112	17,379
Payments of long-term debt	—	(289)
Other	(77)	166

Net cash used in financing activities	(73,960)	(2,633)

Net decrease in cash and cash equivalents	(17,104)	(9,080)
Cash and cash equivalents at the beginning of the period	51,595	49,125

Cash and cash equivalents at the end of the period	$34,491	$40,045

Supplementary cash flow disclosure:
Cash paid for:
Interest	$11	$4

Income taxes	$164	$488

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
     1-for-4 reverse stock split:
     On November 14, 2007, the Company’s Board of Directors (the “Board”) approved a 1-for-4 reverse stock split of the Company’s common stock. Effective December 10, 2007, all reserved, issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split according to the terms approved by the Company’s stockholders on March 9, 2007 and the authorized shares of common stock were reduced from 630.0 million to 375.0 million.
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
     In June 2007, the FASB ratified the consensus reached by EITF in Issue 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3 is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. We will adopt EITF 07-3 at the beginning of our 2009 fiscal year, or April 1, 2008.
     In December 2007, the FASB issued SFAS No. 141(R), Business Combinations — a replacement of FASB Statement No. 141. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008; therefore it applies to future business combinations. The statement requires more assets acquired and liabilities assumed in future business combinations to be measured at fair value as of the acquisition date. The additional fair value measurements of SFAS No. 141(R) replace the cost-allocation process of SFAS No. 141, Business Combinations, which required the cost of an acquisition to be allocated to the individual assets acquired and liabilities assumed based on their estimated fair values. In addition, expenses incurred for all acquisition-related costs are to be expensed and liabilities related to contingent consideration are to be remeasured to fair value each subsequent reporting period. We will adopt SFAS No. 141(R) at the beginning of our 2010 fiscal year, or April 1, 2009.
     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. We will adopt the statement on April 1, 2009, which is the beginning of our 2010 fiscal year. We are currently evaluating the impact this statement will have, if any, on our consolidated financial position or results of operations.
2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable (in thousands):

	December 31,	March 31,
	2007	2007
Accounts receivable	$33,103	$34,116
Less: allowance for doubtful accounts	(1,358)	(1,558)

	$31,745	$32,558

Inventories (in thousands):

	December 31,	March 31,
	2007	2007
Finished goods	$31,471	$16,691
Work in process	5,018	9,630
Raw materials	3,331	4,965

	$39,820	$31,286

Other current assets (in thousands):

	December 31,	March 31,
	2007	2007
Deposits	$604	$1,247
Prepaid expenses	9,802	10,435
Interest receivable	768	1,104
Other	643	1,652

	$11,817	$14,438

Property and equipment (in thousands):

	Useful	December 31,	March 31,
	Life	2007	2007
	(in years)
Machinery and equipment	5—7	$33,723	$43,084
Leasehold improvements	1—15	8,262	10,156
Computers, office furniture and equipment	3—7	65,483	76,809
Buildings	31.5	2,756	2,756
Land	N/A	9,800	11,302

		120,024	144,107
Less: accumulated depreciation and amortization		(94,461)	(116,957)

		$25,563	$27,150

During the nine month period ended December 31, 2007, in connection with a facility move, the Company sold certain assets and retired fully depreciated assets.

Goodwill:
     Goodwill was as follows (in thousands):

Goodwill
March 31, 2007	$335,857
Canadian tax settlement	(233)

December 31, 2007	$335,624

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
Purchased intangibles:
     Purchased intangibles were as follows (in thousands):

	December 31, 2007			March 31, 2007
		Accumulated			Accumulated
		Amortization			Amortization
	Gross	and Impairments	Net	Gross	and Impairments	Net
Developed technology	$425,000	$(379,161)	$45,839	$425,000	$(365,411)	$59,589
Backlog/customer relationships	6,330	(4,613)	1,717	6,330	(4,288)	2,042
Patents/core technology rights/tradename	62,305	(47,932)	14,373	62,305	(44,149)	18,156

	$493,635	$(431,706)	$61,929	$493,635	$(413,848)	$79,787

     As of December 31, 2007, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of	Operating
	Sales	Expenses	Total
Fiscal year 2008 (remaining)	$4,593	$1,310	$5,903
Fiscal year 2009	17,823	5,239	23,062
Fiscal year 2010	12,097	4,018	16,115
Fiscal year 2011	10,500	4,018	14,518
Fiscal year 2012	875	852	1,727
Thereafter	—	604	604

Total	$45,888	$16,041	$61,929

Other assets (in thousands):

	December 31,	March 31,
	2007	2007
Non-current portion of prepaid expenses	$4,276	$3,386
Strategic investments	10,000	5,000
Other	3,437	2,580

	$17,713	$10,966

Marketable securities:
     The following is a summary of available-for-sale investments, at fair value (in thousands):

	December 31,	March 31,
	2007	2007
U.S. Treasury securities and agency bonds	$9,003	$39,425
Corporate bonds	15,647	20,878
Mortgage-backed and asset-backed securities	52,765	60,820
Closed-end bond funds	55,190	85,252
Preferred stock and options	19,206	22,203
Marketable equity securities*	—	4,297

	$151,811	$232,875

	December 31,	March 31,
	2007	2007
Reported as:
Short-term investments available-for-sale	$82,358	$232,875
Marketable securities	69,453	—

	$151,811	$232,875

*	Marketable equity securities represents the Company’s equity investment in Mellanox Technologies, Ltd., an Israeli company listed on the Nasdaq Stock Market. This investment was sold in September 2007.
     The following is a summary of gross unrealized losses as of December 31, 2007 (in thousands):

	Less than 12 months of		12 months or more of
	unrealized losses		unrealized losses		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value*	Losses	Value	Losses
U.S. Treasury securities and agency Bonds	$776	$—	$3,490	$10	$4,266	$10
Corporate bonds	1,186	47	10,299	303	11,485	350
Mortgage-backed and asset-backed securities	1,958	17	34,110	528	36,068	545
Closed-end bond funds	29,926	2,553	21,554	2,615	51,480	5,168
Preferred stock and options	2,356	383	—	—	2,356	383

	$36,202	$3,000	$69,453	$3,456	$105,655	$6,456

*	Classified as marketable securities.
     As of December 31, 2007, the Company determined that approximately $69.5 million of its available-for-sale securities to be long-term marketable securities because the Company has the ability and the intent to hold these securities until a recovery of the amortized cost is achieved, which recovery may be at maturity. The fair value of each of these securities had been less than its amortized cost for 12 or more consecutive months. Based on an evaluation of securities that have been in a continuous loss position at December 31, 2007, the Company determined the decline in the fair value of certain securities to be other-than-temporary and accordingly has written down such securities by approximately $0.8 million. As of December 31, 2007, the Company has not recorded a write-down adjustment in connection with its other securities in a continuous loss position with unrealized losses of approximately $6.5 million, as they believe that such loss is temporary.

Other accrued liabilities (in thousands):

	December 31,	March 31,
	2007	2007
Executive deferred compensation	$4,491	$3,422
Employee related liabilities	2,599	2,732
Warranty	1,393	2,692
Professional fees	931	1,199
Restructuring liabilities	487	350
Current income taxes	590	1,212
Other taxes	673	918
Other	2,581	3,858

	$13,745	$16,383

Warranty reserves:
     The Company generally provides a one-year warranty on production released integrated circuit (“IC”) products and up to three years on board level products. Estimated expenses for warranty obligations are accrued when revenue is recognized. Reserve estimates are adjusted periodically to reflect actual experience and/or changes to contracted obligations entered into with our customers.
     The following table summarizes the activity related to the warranty reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Beginning accrual balance	$1,882	$3,517	$2,692	$4,066
Acquired Quake warranty liability	—	202	—	202
Charged to (reductions in) costs and expenses	(438)	439	(801)	194
Payments	(51)	(425)	(498)	(729)

Ending accrual balance	$1,393	$3,733	$1,393	$3,733

During the nine months ended December 31, 2007, the Company reduced its warranty accrual by $0.6 million for a specific exposure which is no longer deemed to be probable.

Interest income, net (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest income	$2,947	$3,005	$9,191	$10,905
Net realized loss on short-term investments and other-than-temporary impairment on marketable securities	(852)	27	(1,911)	(1,278)
Interest expense	(2)	(4)	(11)	(4)

	$2,093	$3,028	$7,269	$9,623

     During the three months ended December 31, 2007, the company recorded an impairment charge of approximately $0.8 million for certain securities which it determined had an other-than-temporary impairment.
Other income, net (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net gain (loss) on disposals of property and equipment	$(56)	$(34)	$8	$(34)
Foreign currency gain (loss)	—	11	(51)	91
Gain on sale of strategic investment*	—	—	4,649	—
Other	111	116	255	235

	$55	$93	$4,861	$292

*	In September 2007, the Company sold its equity investment in Mellanox Technologies, Ltd., an Israeli company listed on the Nasdaq Stock Market.
Net loss per share:
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net loss	$(4,339)	$(4,172)	$(28,812)	$(18,878)
Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	67,015	70,450	68,737	71,228
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in basic and diluted net loss per share computation	67,015	70,450	68,737	71,228

Basic and diluted net loss per share	$(0.06)	$(0.06)	$(0.42)	$(0.27)

     Because the Company incurred losses for the three and nine months ended December 31, 2007 and 2006, the effect of dilutive securities totaling 286,000 and 265,000 equivalent shares for the three and nine months ended December 31, 2007, respectively, and 315,000 and 253,000 equivalent shares for the three and nine months ended December 31, 2006, respectively, have been excluded from the net loss per share computations as their impact would be anti-dilutive.

3. RESTRUCTURING CHARGES
     Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the restructuring activity as of December 31, 2007, is as follows (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
Liability, March 31, 2006	$5,830	$1,814	$—	$7,644
Charged to expense	500	328	2,794	3,622
Cash payments	(5,287)	(504)	—	(5,791)
Noncash charges	—	—	(2,794)	(2,794)
Reductions to estimated liability	(693)	(1,638)	—	(2,331)

Liability, March 31, 2007	350	—	—	350
Charged to expense	1,501	—	—	1,501
Cash payments	(1,332)	—	—	(1,332)
Reductions to estimated liability	(32)	—	—	(32)

Liability, December 31, 2007	$487	$—	$—	$487

The following table provides detailed activity related to the restructuring programs as of December 31, 2007 (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
April 2003 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)
Reductions to estimated liability	—	(819)	—	(819)

Liability, March 31, 2007	$—	$—	$—	$—

July 2005 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)
Reductions to estimated liability	—	(819)	—	(819)

Liability, March 31, 2007	$—	$—	$—	$—

March 2006 Restructuring Program
Liability, March 31, 2006	$5,830	$—	$—	$5,830
Charged to expense	—	328	2,794	3,122
Cash payments	(4,917)	(328)	—	(5,245)
Non-cash charge	—	—	(2,794)	(2,794)
Reductions to estimated liability	(613)	—	—	(613)

Liability, March 31, 2007	300	—	—	300
Cash payments	(167)	—	—	(167)

Liability, December 31, 2007	$133	$—	$—	$133

June 2006 Restructuring Program
Charged to expense	$500	$—	$—	$500
Cash payments	(370)	—	—	(370)
Reductions to estimated liability	(80)	—	—	(80)

Liability, March 31, 2007	50	—	—	50
Cash payments	(18)	—	—	(18)
Reductions to estimated liability	(32)	—	—	(32)

Liability, June 30, 2007	$—	$—	$—	$—

July 2007 Restructuring Program
Charged to expense	$733	$—	$—	$733
Cash payments	(653)	—	—	(653)

Liability, December 31, 2007	$80	$—	$—	$80

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
September 2007 Restructuring Program
Charged to expense	$768	$—	$—	$768
Cash payments	(494)	—	—	(494)

Liability, December 31, 2007	$274	$—	$—	$274

     In April 2003, the Company announced a restructuring program. The April 2003 restructuring program consisted of a workforce reduction of 185 positions, consolidation of excess facilities and fixed asset disposals. The Company recognized a total of $23.8 million in restructuring costs related to this restructuring program. The restructuring costs consisted of $5.7 million for employee severances, $7.2 million representing the discounted cash flow of lease payments on exited facilities, $3.4 million for the disposal of certain software licenses, and $7.5 million for the write-off of leasehold improvements and property and equipment. This restructuring charge was offset by a $2.6 million restructuring benefit in November 2003 related to the reoccupation of a portion of a building in San Diego and an adjustment for overestimated severance to be paid. During fiscal 2007, this restructuring accrual was reduced by $0.8 million to zero due to the planned reoccupation of this facility prior to September 2007.
     In July 2005, the Company implemented another restructuring program. The July 2005 restructuring program was implemented to reduce job redundancies and reduce ongoing operating expenses. This restructuring program consisted of the elimination of 40 positions, the disposal of idle fixed assets and the consolidation of San Diego facilities. As a result of the July 2005 restructuring program, the Company recorded a charge of $5.0 million, consisting of $1.4 million for employee severances, $2.6 million for property and equipment write-offs and $1.0 million representing expenses relating to the consolidation of facilities. During fiscal 2007, this restructuring accrual was reduced by $0.8 million to zero due to the planned reoccupation of this facility prior to September 2007.
     In March 2006, the Company communicated and began implementation of a plan to exit its operations in France and India and reorganize part of its manufacturing operations. The restructuring program included the elimination of 68 positions. The Company recorded a charge of $7.6 million, consisting of $6.0 million for employee severances, $1.0 million for operating lease write-offs and $0.6 million for asset impairments. During fiscal 2007, the Company recorded additional net charges of $2.5 million, consisting of $0.2 million for excess lease liability, $0.1 million for operating lease commitments and $2.8 million for asset impairments, offset by $0.6 million in workforce reduction liability adjustments. During the nine month period ended December 31, 2007, the Company paid down part of its remaining liability.
     In June 2006, the Company implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 20 positions. As a result of the June 2006 restructuring program, the Company recorded a net charge of $0.5 million, consisting of employee severances. During the three months ended June 30, 2007, the Company paid all remaining liabilities related to this restructuring program and recorded a reversal of the remaining liability through restructuring expense.
     In July 2007, the Company implemented another restructuring program. The July 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 29 positions. As a result of the July 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During the nine months ended December 31, 2007, the Company paid down part of its remaining liability.
     In September 2007, the Company implemented another restructuring program. The September 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 28 positions. As a result of the September 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During the three months ended December 31, 2007, the Company recorded an additional $0.1 million for employee severances and paid down part of its remaining liability.

4. COMPREHENSIVE LOSS
     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net loss	$(4,339)	$(4,172)	$(28,812)	$(18,878)
Change in net unrealized gain (loss) on short-term investments	(983)	1,304	(5,204)	7,124
Foreign currency translation adjustment gain (loss)	280	249	(142)	50

Comprehensive loss	$(5,042)	$(2,619)	$(34,158)	$(11,704)

5. STOCKHOLDERS’ EQUITY
Preferred Stock
     The Company’s Amended and Restated Certificate of Incorporation, as amended allows for the issuance of up to 2.0 million shares of preferred stock in one or more series and permits the Company’s Board to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series so designated by the Board without further vote or action by the stockholders.
Common Stock
     At December 31, 2007 the Company had 375.0 million shares authorized for issuance and approximately 65.7 million shares issued and outstanding. At March 31, 2007, there were approximately 70.7 million shares issued and outstanding.
     In March 2007, the Company’s stockholders approved a proposal that allowed the Board to implement a reverse stock split on the common stock using any one of three approved ratios: 1-for-2, 1-for-3 or 1-for-4. On December 10, 2007, the Board implemented a 1-for-4 reverse stock split.
Employee Stock Purchase Plan
     The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended December 31, 2007, approximately 0.2 million shares were issued under this plan. There were no shares issued during the nine months ended December 31, 2006. At December 31, 2007, approximately 2.7 million shares had been issued under this plan and approximately 2.1 million shares were available for future issuance.
Stock Repurchase Program
     In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the nine months ended December 31, 2007, 5.0 million shares were repurchased on the open market at a weighted average price of $11.50 per share. During the nine months ended December 31, 2006, 1.6 million common shares were repurchased at a weighted average price of $12.90 per share. From the time the program was implemented through December 31, 2007, a total of 8.9 million shares were repurchased on the open market at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery. At December 31 2007, $20.5 million remained available (including $15.0 million in outstanding structured stock repurchase agreements which settled for 1.4 million shares) to repurchase shares under the stock repurchase program.
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
     During the nine months ended December 31, 2007, the Company entered into structured stock repurchase agreements totaling $41.8 million. For those agreements that had been settled by December 31, 2007, the Company received 0.7 million shares of its common stock at a weighted average purchase price of $11.34 per share and $21.1 million in cash. At December 31, 2007, the Company had five outstanding structured stock repurchase agreements for $15.0 million which settled with the receipt of 1.4 million shares in January and February 2008. During the nine months ended December 31, 2006, the Company received $17.4 million in cash and 1.9 million shares of its common stock upon the settlement of structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program through December 31, 2007, the Company entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements through December 31, 2007, the Company received $136.6 million in cash and 6.4 million shares of its common stock at an effective purchase price of $9.96 per share.
     The table below is a summary of the Company’s repurchase program share activity for the nine months ended December 31, 2007 and 2006 (in thousands, except per share data):

	Nine Months Ended
	December 31,
	2007	2006
Open market repurchases:
Aggregate repurchase price	$56,950	$20,137
Repurchased shares	4,950	1,561

Average price per share	$11.50	$12.90

Structured stock repurchase agreements:
Shares acquired in settlement	706	1,924

Average price per share*	$11.34	$13.00

Total shares acquired by repurchase or in settlement	5,656	3,485

Average price per share	$11.48	$12.96

*	The average price per share of shares acquired in settlements of structured stock repurchase agreements during the nine months ended December 31, 2007 and 2006 does not include gains on settlements in cash of $2.3 million and $1.5 million, respectively.
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
     In March 2007, the Company’s stockholders approved a stock option exchange program to permit eligible employees to exchange outstanding stock options with exercise prices equal to or greater than $19.60 per share for a reduced number of restricted stock units to be granted under the 2000 Equity Incentive Plan. In May 2007, options for approximately 2.0 million shares of common stock with a weighted average exercise price of $33.99 were exchanged for approximately 0.4 million restricted stock units which vest semi-annually over a two year period. The exchange was considered a modification under SFAS123(R), and the incremental expense associated with the modification is considered the fair value of the modification, which was immaterial, was included in stock-based compensation expense for the three months ended June 30, 2007.
     In March 2007, the Company’s stockholders also approved the amendment and restatement of the 1992 Stock Option Plan (i) to expand the type of awards available under the plan, (ii) to rename the plan as the 1992 Equity Incentive Plan, (iii) to extend the plan’s expiration date until January 10, 2017, (iv) to increase the shares reserved under the plan by 2.3 million shares, (v) to serve as a successor plan to the 2000 Equity Incentive Plan, which will no longer be used for equity awards following completion of the stock option exchange described above and (vi) to provide that any shares subject to stock awards under the 2000 Equity Incentive Plan that terminate or are forfeited or repurchased (other than options issued under the 2000 Equity Incentive Plan that were tendered in the stock option exchange) are added to the share reserve under the 1992 Equity Incentive Plan.

     The Board has delegated administration of the Company’s equity plans to the Compensation Committee, which generally determines eligibility, vesting schedules and other terms for awards granted under the plans. Options under the plans expire not more than ten years from the date of grant and are generally exercisable upon vesting. Vesting generally occurs over four years. In fiscal 2006, stock options covering 1.3 million shares were granted with a 2.5-year vesting schedule. New hire grants generally vest and become exercisable at the rate of 25% on the first anniversary of the date of grant and ratably on a monthly basis over a period of 36 months thereafter; subsequent option grants to existing employees generally vest and become exercisable ratably on a monthly basis over a period of 48 months measured from the date of grant.
     In connection with its annual review of officer compensation in April 2006, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. There are two types of performance options. The first type vests in 48 equal monthly installments beginning one month after the grant date; provided, however, if the Company achieved specific goals under its fiscal 2007 operating plan, the vesting of the option would have accelerated such that the option would have been fully exercisable at the end of two years instead of four years. The Company did not achieve these goals so the vesting on these options was not accelerated. The second type of performance options becomes exercisable only if the Company achieves specific revenue and defined pre-tax profit targets in any fiscal quarter before fiscal 2010. During the three months ended June 30, 2007, the Company revised the amortization period from two years to three years.
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
     At December 31, 2007, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.
     Option activity under the Company’s stock incentive plans in the nine months ended December 31, 2007 is set forth below:

	Number of Shares	Weighted Average
	(in thousands)	Exercise Price Per Share
Outstanding at the beginning of the period	12,486	$21.84
Granted	1,139	12.20
Exercised	(187)	7.95
Cancelled	(3,906)	29.12

Outstanding at the end of the period	9,532	$17.97

Vested at the end of the period	7,025	$19.88

     At December 31, 2007, the weighted average remaining contractual term for options outstanding is 4.5 years and for options vested is 3.7 years.
     The aggregate pretax intrinsic value of options exercised during the nine months ended December 31, 2007 was $0.9 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

     The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2007 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
			Weighted
			Average
			Remaining
Range of		Weighted	Contractual		Weighted
Exercise	Number of	Average	Term	Number of	Average
Prices	Shares	Exercise Price	(in years)	Shares	Exercise Price
$0.19 — $11.92	1,974	$9.98	5.23	1,367	$9.83
11.93 — 13.16	2,020	12.61	7.13	883	12.80
13.17 — 15.40	1,970	14.45	5.61	1,316	14.44
15.41 — 25.94	1,365	18.68	3.34	1,256	18.90
25.95 — 300.13	2,203	32.77	1.26	2,203	32.77

$0.19— $300.13	9,532	$17.97	4.52	7,025	$19.88

     As of December 31, 2007, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $1.5 million and options outstanding was $1.8 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $8.74 on December 31, 2007.
Restricted Stock Units
The Company granted restricted stock units pursuant to its 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. In May 2007, the Company granted approximately 0.4 million restricted stock units in exchange for approximately 2.0 million options for shares of common stock in connection with the stock option exchange program approved by its stockholders in March 2007. Restricted stock units are share awards that upon vesting, will deliver to the holder, shares of the Company’s common stock. Generally, restricted stock units vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, restricted stock units will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters. Following the amendment and restatement of the 1992 Stock Option Plan as the 1992 Equity Incentive Plan and the completion of the stock option exchange program, the Company has discontinued making restricted stock unit awards from the 2000 Equity Incentive Plan. In the future, all restricted stock unit awards will be made from the 1992 Equity Incentive Plan.
Restricted stock unit activity for the nine months ended December 31, 2007 is set forth below:

Restricted Stock Units Outstanding
Number of Shares
(in thousands)
Balance at beginning of period	184
Awarded during the period	1,161
Vested during the period	(174)
Cancelled during the period	(104)

Balance at end of period	1,067

     The weighted average grant-date fair value per share for the restricted stock units was $11.23 for the nine months ended December 31, 2007, and the weighted average remaining contractual term for the restricted stock units outstanding as of December 31, 2007 was 1.5 years.
     Based on the closing price of the Company’s common stock of $8.74 on December 31, 2007, the total pretax intrinsic value of all outstanding restricted stock units on that date was $9.3 million.

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
     The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the three and nine months ended December 31, 2007 and 2006, which is allocated as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Stock-based compensation expense by type of awards
Stock options	$1,762	$2,701	$7,029	$7,854
Restricted stock units	550	23	1,199	59

Total stock-based compensation expense	2,312	2,724	8,228	7,913
Stock-based compensation capitalized to (expensed from) inventory	(129)	—	64	—

Total stock-based compensation	2,183	$2,724	$8,292	$7,913

     During the three months ended December 31, 2007, the Company reversed approximately $0.6 million in stock-based compensation expense for certain performance options granted to executive officers as it was determined that it was not probable the performance criteria for such options would be achieved.
     The fair value of the options granted during the three months ended December 31, 2007 and 2006 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended December 31,
			Employee Stock
	Employee Stock Options		Purchase Plans
	2007(1)	2006	2007(2)	2006
Expected life (years)	3.9	4.4	0.5	1.3
Risk-free interest rate	3.9%	4.6%	5.0%	2.9%
Volatility	47%	56%	55%	64%
Dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$5.27	$6.76	$3.44	$6.00

(1)	As of March 2007, option grants will have an expiration of 8 years instead of the previous expiration of 10 years with the exception of grants to non-employee directors, which will continue to be granted with a 10 year expiration.

(2)	In January 2007, the Company reduced the offering period under its employee stock purchase plan from 24 months to 6 months.
     The weighted average fair value per share of the restricted stock units awarded was $9.96 and $11.23 in the three and nine months ended December 31, 2007, respectively, and was none and $12.80 in the three and nine months ended December 31, 2006, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
     Effective April 1, 2007, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 5.73% to 6.10% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.
     The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Stock-based compensation included in expenses:
Cost of revenues	$224	$148	$535	$439
Research and development	1,177	882	3,448	2,979
Selling, general and administrative	911	1,694	4,245	4,495

Total stock-based compensation expense	2,312	2,724	8,228	7,913
Stock-based compensation capitalized to (expensed from) inventory	(129)	—	64	—

Total stock-based compensation	$2,183	$2,724	$8,292	$7,913

     During the three months ended December 31, 2007, the Company reversed approximately $0.6 million in stock-based compensation expense for certain performance options granted to executive officers as it was determined that it was not probable the performance criteria for such options would be achieved.
     The adoption of SFAS 123(R) will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at December 31, 2007 is $21.1 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.0 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
7. CONTINGENCIES
   Legal Proceedings
     In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In January 2004, the plaintiff filed a notice of appeal. A motion to dismiss the appeal was filed by the defendants on the grounds that the plaintiff had lost standing because he no longer owned JNI shares. In October 2005, the court dismissed the appeal, finding the plaintiff had no standing to maintain the lawsuit. The California Supreme Court granted review of the Court of Appeal’s decision in January 2006. In April 2006, plaintiff filed his opening brief. The Company filed its answer brief in May 2006. Plaintiff’s reply brief was filed in August 2006. A hearing on this appeal was held on December 4, 2007 and the Company is currently waiting for the California Supreme Court’s decision. Prior to the Court’s decision, the settlement amount, if any, cannot be reasonably estimated at this time.
     In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Exchange Act in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the issuer defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the District Court and by the issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. The District Court granted its preliminary approval of settlement subject to defendants’ agreement to modify certain provisions of the settlement agreements regarding contractual indemnification. JNI accepted the District Court’s proposed modifications. The District Court held a hearing for final approval of the settlement in April 2006. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” Thereafter, on December 14, 2006, the Court ordered a stay of all proceedings in all of the lawsuits pending the outcome of plaintiffs’ petition to the Second Circuit Court of Appeals for a rehearing en banc and resolution of the class certification issue. On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class. Accordingly, the stay remains in place and the plaintiffs and issuers have stated that they are prepared to discuss how the settlement might be amended or renegotiated to comply with the decision of the Second Circuit Court of Appeals. If the settlement is not amended or renegotiated and then approved by the Court, the Company intends to defend the lawsuit vigorously. Prior to the Court’s decision, the settlement amount, if any, cannot be reasonably estimated at this time.
     On or about November 20, 2002, Spirent Communications of Ottawa Limited (“Spirent”) filed suit in the Ontario (Canada) Superior Court of Justice against Quake. Quake defended that lawsuit by way of a Statement of Defence and Counterclaim that was filed on or about December 20, 2002. In the lawsuit, Spirent’s claim as submitted at trial was for the sum of $1.1 million, plus pre- and post-judgment interest, and legal costs. In its counterclaim, as submitted at trial, Quake claimed the amount of $122,000 against Spirent, the return of a $133,000 deposit paid by Quake to a third party, plus interest and legal costs. On June 28th, 2006, Quake received the Decision of the Ontario (Canada) Superior Court of Justice, providing that Spirent’s action against Quake shall be dismissed, that Quake shall have judgment against Spirent on its counterclaim in the amount of $122,000, and that the deposit in the amount of $133,000 shall be returned to Quake together with interest. Subsequently, Quake received the Court’s Decision As To Costs, providing that Spirent shall pay to Quake its costs of the action in the amount of $312,000, payable within thirty days. Spirent filed a Notice of Appeal on July 27, 2006, appealing the Decision to the Court of Appeal for Ontario. Payment of the monies owing by Spirent to Quake has been stayed pending disposition of the appeal. The appeal was heard by the court of appeal on November 21, 2007, and Quake expects to receive the decision of the Court of Appeal in the first quarter of 2008. In the event that Spirent is successful on its appeal, the upper limit on Quake’s reasonably possible losses would be a total of approximately $1.8 million, plus its own legal fees of approximately $60,000. All amounts identified above are in Canadian Dollars.
     Various current and former directors and officers of the Company have been named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Applied Micro Circuits Derivative Litigation (N.D. Cal.) (the “Federal Action”); and four substantially similar consolidated stockholder derivative actions filed in the Superior Court of the State of California in the County of Santa Clara, captioned In re Applied Micro Circuits Corporation Shareholder Derivative Litigation (the “State Action”). Plaintiffs in the Federal and State Actions allege that the defendant directors and officers backdated stock option grants during the period from 1997 through 2005. Both actions assert claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, imposition of a constructive trust over the option contracts, and violations of Section 25402 of the California Corporations Code. The Federal Action also alleges that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Exchange Act. Both actions seek to recover unspecified monetary damages against the individual defendants on behalf of the Company, restitution, rescission of the option contracts, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The Company is named as a nominal defendant in both the Federal and State Actions; thus no recovery against the Company is currently sought. No trial date has been set in either Action. On December 17, 2007, the parties in the Federal Action reached an agreement in principle to settle the Federal Action. The proposed settlement, which is subject to and requires Court approval, involves certain corporate governance changes and a fee award to be paid to counsel for the plaintiffs in the Federal Action. As an express condition of the settlement, the Court must release all derivative claims asserted in both the Federal and State Actions. To date, the plaintiffs in the

State Action and their counsel have refused to participate in the proposed settlement. The parties in the Federal Action submitted papers in support of the proposed settlement to the Court on January 28, 2008, and the Court has scheduled a hearing on February 11, 2008 to consider the motion for preliminary approval of the settlement. If the Court grants a motion preliminarily approving the settlement, the Company expects that a final settlement hearing will be scheduled approximately 65 days after preliminary approval and following appropriate notice to the Company’s stockholders. The Company expects that if the Court finally approves the settlement, the Company will pay a portion of the fee award and the Company’s primary Directors and Officers insurance carrier will contribute the remaining portion of the fee award. Prior to a settlement authorized by the Court, a probable settlement amount cannot be reasonably estimated at this time.
     The Company and the Individual Defendants had previously filed motions to dismiss, or in the alternative stay, the State Action. Hearings on the motion took place on March 2 and June 22, 2007. The Court in the State Action has not formally ruled on the motion to dismiss, or in the alternative stay. On December 21, 2007, the Company filed a demurrer to the operative complaint in the State Action. The basis for the Company’s demurrer is that the plaintiffs do not have standing to bring the action on behalf of the Company. The hearing on the demurrer was scheduled to take place in February 2008, but plaintiffs elected not to oppose the demurrer and instead have elected to file an amended complaint. The parties have stipulated a schedule, which is subject to Court approval, under which plaintiffs would file their amended complaint on or by February 13, 2008, and the Company would respond to the forthcoming amended complaint by March 17, 2008. On December 28, 2007, plaintiffs in the State Action filed a motion seeking to serve discovery in the State Action. A prior ruling by the Court in September, 2007 required plaintiffs to file such a motion if they sought to proceed with discovery. The Company and certain of the Individual Defendants have opposed the motion. The hearing on the discovery motion took place on February 1, 2008 and following the hearing, the Court took the plaintiffs’ motion under submission. Prior to the Court’s decision, the settlement amount, if any, cannot be reasonably estimated at this time.
     On June 5, 2007, two former officers of the Company were named as defendants in another derivative action filed in the United States District Court for the Northern District of California, captioned Segen v. Rickey, et al., No. C 07 2917 (“Section 16b Action”). The plaintiff in the Section 16b Action alleges that these two former officers violated Section 16b of the Securities Exchange Act of 1934 and Rule 16b-3 promulgated thereunder through the receipt of option grants and stock sales from 1999 through 2001 which plaintiff alleges constituted short-swing trading transactions. The Section 16b Action seeks disgorgement of profits and benefits from these individual defendants, and attorneys’ fees and costs. The Company is named as a nominal defendant in the Section 16b Action, and thus no recovery against the Company is currently sought. The Company and the individual defendants have filed motions to dismiss. The hearing on those motions to dismiss took place on December 11, 2007. Following the hearing, the Court took the motions under submission. Discovery is currently stayed in the Section 16b Action, and no trial date has been set.
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
     During the three months ended September 30, 2007, the full accrual of $0.8 million for unrecognized tax benefits was released. Of that balance, $0.2 million was reclassified to income taxes payable and $0.6 million was a benefit to the income tax provision. The decrease was due to the completion and settlement of a foreign tax audit that resulted from the liquidation of one of its foreign subsidiaries. During the three months ended December 31, 2007, the final settlement of approximately $0.2 million was paid to the foreign tax authorities.
     The Company estimates that its accrual for unrecognized tax benefits will not materially change during the next 12 months.
     At April 1, 2007, the Company had net deferred tax assets of $535.8 million. These deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL and R&D credit carryforwards to offset future taxable income may be subject to a substantial annual limitation as a result of ownership changes that may have occurred previously or that could occur in the future. The Company has not yet determined whether such an ownership change has occurred; however, the Company plans to complete an analysis regarding the limitation of the net operating losses and research and development credits. When this analysis is completed, the Company plans to update its unrecognized tax benefits under FIN 48. Until the Company has determined whether such an ownership change has occurred, and until the amount of any limitation becomes known, no amounts are being presented as an uncertain tax position in accordance with FIN 48. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance. Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits, other than the $0.8 million previously mentioned, are not expected to impact its effective tax rate.
     The Company has not recognized any accrued interest or penalties related to unrecognized tax benefits through the three months ended December 31, 2007 or during the fiscal years ended March 31, 2007 or 2006.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:
•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2007 and 2006. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.
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

     The following tables present a summary of our results of operations for the three and nine months ended December 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Net revenues	$66,267	100.0%	$76,642	100.0%	$(10,375)	(13.5)%
Cost of revenues	33,311	50.3	37,799	49.3	(4,488)	(11.9)

Gross profit	32,956	49.7	38,843	50.7	(5,887)	(15.2)
Total operating expenses	39,474	59.5	46,023	60.1	(6,549)	(14.2)

Operating loss	(6,518)	(9.8)	(7,180)	(9.4)	662	9.2
Interest and other income, net	2,148	3.2	3,121	4.1	(973)	(31.2)

Loss before income taxes	(4,370)	(6.6)	(4,059)	(5.3)	(311)	(7.7)
Income tax expense (benefit)	(31)	(0.1)	113	0.1	(144)	(127.4)

Net loss	$(4,339)	(6.5)%	$(4,172)	(5.4)%	$(167)	(4.0)

	Nine Months Ended December 31,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Net revenues	$174,612	100.0%	$222,685	100.0%	$(48,073)	(21.6)%
Cost of revenues	90,137	51.6	104,863	47.1	(14,726)	(14.0)

Gross profit	84,475	48.4	117,822	52.9	(33,347)	(28.3)
Total operating expenses	125,875	72.1	146,288	65.7	(20,413)	(14.0)

Operating loss	(41,400)	(23.7)	(28,466)	(12.8)	(12,934)	(45.4)
Interest and other income, net	12,130	6.9	9,915	4.5	2,215	22.3

Loss before income taxes	(29,270)	(16.8)	(18,551)	(8.3)	(10,719)	(57.8)
Income tax expense (benefit)	(458)	(0.3)	327	0.1	(785)	(240.1)

Net loss	$(28,812)	(16.5)%	$(18,878)	(8.4)%	$(9,934)	(52.6)

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
     For these and other reasons, our net revenue and results of operations for the first three and nine months ended December 31, 2007 and prior periods may not necessarily be indicative of future net revenue and results of operations.

     Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three and nine months ended December 31, 2007 and 2006 were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Avnet Inc. (distributor)	25%	26%	24%	26%
     We expect that Avnet will continue to account for a substantial portion of our net revenues for the foreseeable future.
     Net revenues by geographic region were as follows (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
United States of America	$22,900	34.6%	$35,182	45.9%
Other North America	6,856	10.3	3,625	4.7
Europe and Israel	10,825	16.3	11,910	15.5
Asia	25,329	38.2	25,712	33.5
Other	357	0.6	213	0.4

	$66,267	100.0%	$76,642	100.0%

	Nine Months Ended December 31
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
United States of America	$61,841	35.4%	$95,008	42.7%
Other North America	15,449	8.8	19,973	9.0
Europe and Israel	33,521	19.2	37,261	16.7
Asia	62,983	36.1	69,388	31.2
Other	818	0.5	1,055	0.4

	$174,612	100.0%	$222,685	100.0%

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

     Since the start of fiscal 2006, we have invested a total of $264.8 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced and, as a result of restructuring activities, we discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.
CRITICAL ACCOUNTING POLICIES
     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affects our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which affects our impairments of goodwill and amortization and impairments of other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and the valuation of deferred income taxes, which affects our income tax expense and benefit. We also have other key accounting policies, such as our policies for stock-based compensation, revenue recognition, including the deferral of a portion of revenues on sales to distributors and allowance for bad debts. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
     We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.
Inventory Valuation and Warranty Liabilities
     Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of December 31, 2007, reducing our future demand estimate to six months could increase our current reserve balance by approximately $11.0 million or increasing our future demand forecast to 18 months could reduce our exposure by approximately $1.0 million below the current estimate.
     Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce our gross margin. Additional change to negotiated master purchase agreements could result in increased warranty reserves and unfavorably impact future gross margins.
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
     We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2007 and 2006, in accordance with SFAS 142, we determined that there were three reporting units to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may differ from actual outcomes. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
     For fiscal 2007, the discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 13% to 20% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% and terminal growth rates of 4%. We did not recognize any goodwill impairment as a result of performing this annual test. A variance in the discount rate or the estimated revenue growth rate could have had a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment. For example, a 2% — 3% increase in the discount rate would have resulted in an indication of possible impairment that would have led us to further quantify the impairment and potentially record a charge to write-down these assets in fiscal 2007.
Restructuring Charges
     Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting and/or reoccupying certain facilities may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. For example, in fiscal 2007, when we decided to reoccupy a previously restructured facility, we eliminated the liability which reduced our restructuring expense. Our policies require us to periodically evaluate, at least semiannually, the adequacy of the remaining liabilities under our restructuring initiatives. During the nine months ended December 31, 2007, we recorded restructuring charges of $1.5 million associated with our restructuring actions. In fiscal 2007, we recorded net restructuring charges of $1.3 million associated with our restructuring actions. For a full description of our restructuring activities, refer to our discussion of restructuring charges in the Results of Operations section.

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
Revenue Recognition
     We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. This pronouncement requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA (Free Carrier) shipping point. If actual returns or pricing adjustments exceed our estimates, we would record additional reductions to revenue.

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
RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended December 31, 2007 to the Three and Nine Months Ended December 31, 2006
     Net Revenues. Net revenues for the three and nine months ended December 31, 2007 were $66.3 million and $174.6 million respectively, representing a decrease of 13.5% and 21.6% from net revenues of $76.6 million and $222.7 million for the three and nine months ended December 31, 2006. We classify our revenues into three categories based on markets that the underlying products serve. The categories are Integrated Communication Products (“ICP”), which consists of communications and embedded products, Storage and Other. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
ICP	$51,002	77.0%	$61,982	80.9%	$(10,980)	(17.7)%
Storage	13,581	20.5	13,775	18.0	(194)	(1.4)
Other	1,684	2.5	885	1.1	799	90.3

	$66,267	100.0%	$76,642	100.0%	$(10,375)	(13.5)

	Nine Months Ended December 31,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
ICP	$132,790	76.0%	$180,987	81.3%	$(48,197)	(26.6)%
Storage	39,054	22.4	38,328	17.2	726	1.9
Other	2,768	1.6	3,370	1.5	(602)	(17.9)

	$174,612	100.0%	$222,685	100.0%	$(48,073)	(21.6)

     The net revenue decrease for the three and nine months ended December 31, 2007 was primarily due to downward inventory corrections at our customers, product transitions and overall softness in demand primarily during the last quarter of fiscal 2007 and the first quarter of fiscal 2008, offset in part by a steady recovery during the last two quarters of fiscal 2008. The decline was primarily in net revenues of our ICP products.
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
     The following table illustrates revenue from our focus and nonfocus areas (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Focus	$57,263	86.4%	$66,971	87.4%	$(9,708)	(14.5)%
Nonfocus	9,004	13.6	9,671	12.6	(667)	(6.9)

	$66,267	100.0%	$76,642	100.0%	$(10,375)	(13.5)

	Nine Months Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Focus	$156,254	89.5%	$190,433	85.5%	$(34,179)	(17.9)%
Nonfocus	18,358	10.5	32,252	14.5	(13,894)	(43.1)

	$174,612	100.0%	$222,685	100.0%	$(48,073)	(21.6)

     Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Net revenues	$66,267	100.0%	$76,642	100.0%	$(10,375)	(13.5)%
Cost of revenues	33,311	50.3	37,799	49.3	(4,488)	(11.9)

Gross profit	$32,956	49.7%	$38,843	50.7%	$(5,887)	(15.2)

	Nine Months Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Net revenues	$174,612	100.0%	$222,685	100.0%	$(48,073)	(21.6)%
Cost of revenues	90,137	51.6	104,863	47.1	(14,726)	(14.0)

Gross profit	$84,475	48.4%	$117,822	52.9%	$(33,347)	(28.3)

     The gross profit percentage for the three and nine months ended December 31, 2007 declined to 49.7% and 48.4%, compared to 50.7% and 52.9% for the three and nine months ended December 31, 2006, respectively. The decrease in gross profit percentage for the three and nine months ended December 31, 2007 was primarily attributable to the decline in net revenues, unfavorable product mix and higher overhead cost per unit due to lower volumes, offset partially by favorable cost improvements. We expect gross margin next quarter to remain flat.
     The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2007 was $4.6 million and $13.9 million compared to $4.9 million and $12.5 million for the three and nine months ended December 31, 2006. Based on the amount of capitalized purchased intangibles on the balance sheet as of December 31, 2007, we expect amortization expense for purchased intangibles charged to cost of revenues to be $18.5 million in fiscal 2008, $17.8 million in fiscal 2009 and $23.5 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges, which would impact the gross margin in future periods.
     Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and nine months ended December 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Research and development	$24,696	37.3%	$24,550	32.0%	$146	0.6%
Selling, general and administrative	14,125	21.3	17,351	22.6	(3,226)	(18.6)

	Nine Months Ended December 31,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Research and development	$74,658	42.8%	$72,242	32.4%	$2,416	3.3%
Selling, general and administrative	46,038	26.4	49,963	22.4	(3,925)	(7.9)

     Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. R&D expenses for the three months ended December 31, 2007 was consistent with the three months ended December 31, 2006 though increases in foundry costs were offset by decreases in personnel, equipment and software costs. The increase in R&D expenses of 3.3% for the nine months ended December 31, 2007, compared to the nine months ended December 31, 2006, was due primarily to an increase of $2.6 million in foundry costs. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative ICP and storage products. Currently, R&D expenses are focused on the development of ICP and storage products and we expect to continue this focus. We expect our R&D expenses to decrease next quarter in dollars as we take measures to reduce our overall operating expenses. These reductions will be offset by our continued investment in our product road map. Future acquisitions of businesses may result in substantial additional on-going costs.
     Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 18.6% for the three months ended December 31, 2007 compared to the three months ended December 31, 2006, was primarily due to a decrease of $1.9 million in personnel expenses, $0.3 million in insurance costs, $0.3 million in taxes and licenses and $0.8 million in stock-based compensation expense. The decrease in SG&A expenses of 7.9% for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006, was primarily due to a decrease of $3.1 million in personnel expenses, $0.7 million in commissions, $0.6 million in travel expenses and $0.4 million in marketing communications, offset by an increase of $0.9 million in product interface software costs for demonstration products to specific requirements of potential customers. We expect our SG&A expenses to decrease next quarter in dollars as we take measures to reduce our overall operating expenses. Future acquisitions of businesses may result in substantial additional on-going costs.
     Stock-Based Compensation. The following table presents stock-based compensation expense for the three and nine months ended December 31, 2007 and 2006, which was included in the tables above (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Costs of revenues	$224	0.3%	$148	0.2%	$76	51.4%
Research and development	1,177	1.8	882	1.2	295	33.4
Selling, general and administrative	911	1.4	1,694	2.2	(783)	(46.2)

	$2,312	3.5%	$2,724	3.6%	$(412)	(15.1)

	Nine Months Ended December 31,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Costs of revenues	$535	0.3%	$439	0.2%	$97	22.1%
Research and development	3,448	2.0	2,979	1.3	469	15.7
Selling, general and administrative	4,245	2.4	4,495	2.1	(250)	(5.6)

	$8,228	4.7%	$7,913	3.6%	$316	4.0

     On April 1, 2006 we adopted SFAS 123(R). The adoption of SFAS 123(R) will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on our overall liquidity. The decrease in stock-based compensation expense for the three months ended December 31, 2007 compared to the three months ended December 31, 2006 is primarily due to the reversal of stock-based compensation expense for certain performance option grants, as it was determined that it was not probable that the performance conditions for such options would be met. The increase in stock-based compensation expense for the nine months ended December 31, 2007 compared to the nine months ended December 31, 2006 is primarily due to option grants offset by the reversal of stock-based compensation expense for performance option grants during the three months ended December 31, 2007. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at December 31, 2007 is $21.1 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.0 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and restricted stock units in fiscal 2008 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

     Restructuring Charges. The following table presents restructuring charges for the three and nine months ended December 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Restructuring charges	$125	0.2%	$67	0.1%	$58	86.6%

	Nine Months Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Restructuring charges	$1,469	0.8%	$2,733	1.2%	$(1,264)	(46.2)%
     In March 2006, we communicated and began implementation of a plan to exit our operations in France and India and reorganize part of our manufacturing operations. The restructuring program included the elimination of 68 positions. In fiscal 2006, we recorded a charge of $7.6 million, consisting of $6.0 million for employee severance, $1.0 million for operating lease write-offs, and $0.6 million for asset impairments. During the three months ended September 30, 2006, we recorded an additional charge of $0.7 million consisting of $0.1 million for operating lease write-offs, $0.1 million for operating lease commitments and $0.5 million for asset impairments. During the three months ended September 30, 2007, we paid down part of our remaining liability.
     In June 2006, we implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 20 positions. As a result of the June 2006 restructuring, we recorded a net charge of $0.5 million, consisting of employee severances. During the first quarter of fiscal 2008, we paid all remaining liabilities related to this restructuring program and recorded a reversal of the remaining liability through restructuring expense.
     In July 2007, we implemented another restructuring program. The July 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 29 positions. As a result of the July 2007 restructuring program, we recorded a net charge of $0.7 million, consisting of employee severances. During the three months ended September 30, 2007, we paid down part of our remaining liability.
     In September 2007, we implemented another restructuring program. The September 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 28 positions. As a result of the September 2007 restructuring program, we recorded a net charge of $0.7 million, consisting of employee severances. During the three months ended December 31, 2007, we recorded an additional $0.1 million for employee severances and paid down part of our remaining liability.
     Option investigation and related expenses. The following table presents option investigation and related expenses for the three and nine months ended December 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended December 31.
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Option investigation, net	$(792)	(1.2)%	$2,705	3.5%	$(3,497)	(129.3)%

	Nine Months Ended December 31.
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Option investigation, net	$(291)	(0.2)%	$4,405	2.0%	$(4,696)	(106.6)%
     During the three months ended June 30, 2006, we initiated a review of our historical stock option granting policies. We incurred professional and legal fees as a result of our self-initiated review. Although we concluded our investigation during the three months ended March 31, 2007, we continue to incur expenses for the related ongoing legal and regulatory proceedings as a result of the option investigation. During the three months ended December 31, 2007, our option investigation related expenses were offset by a recovery of $1.0 million from our insurance provider for our option investigation related expenses.

     Interest and Other Income, net. The following table presents interest and other income, net for the three and nine months ended December 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Interest income, net	$2,093	3.2%	$3,028	4.0%	$(935)	(30.9)%
Other income, net	55	0.1	93	0.1	(38)	(40.9)

	Nine Months Ended December 31,
	2007		2006
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Interest income, net	$7,269	4.2%	$9,623	4.3%	$(2,354)	(24.5)%
Other income, net	4,861	2.8	292	0.1	4,569	1,564.7
     Interest Income, net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents and short-term investment balances as well as realized gains and losses from the sale of short-term investments, less interest expense. The decrease for the three and nine months ended December 31, 2007 is primarily due to a $0.8 million impairment charge for a decline in market value of certain investments deemed to be other than temporary and the impact of lower cash and investment balances.
     Other Income, net. The other income, net for the three months ended December 31, 2007 is consistent with the three months ended December 31, 2006. The increase in other income, net for the nine months ended December 31, 2007 is primarily due to the impact of $4.6 million of realized gain recorded from the sale of a strategic investment.
     Income Taxes. The following table presents our income tax expense (benefit) for the three and nine months ended December 31, 2007 and 2006 (dollars in thousands):

	Three Months Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Income tax expense (benefit)	$(31)	(0.0)%	$113	0.1%	$(144)	(127.4)%

	Nine Months Ended December 31,
	2007		2006
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Income tax expense (benefit)	$(458)	(0.3)%	$327	0.1%	$(785)	(240.1)%
     The federal statutory income tax rate was 35% for the three months ended December 31, 2007 and 2006. During the three months ended December 31, 2007, the income tax expense was offset by a tax benefit from our foreign location resulting from an adjustment to estimated foreign taxes. The decrease in the income tax expense recorded for the nine months ended December 31, 2007, is primarily due to a reduction of $0.6 million in our income tax liability from the final settlement of an uncertain tax position in Israel offset by the income tax expense relating to estimated foreign taxes and alternative minimum taxes.
FINANCIAL CONDITION AND LIQUIDITY
     As of December 31, 2007, our principal source of liquidity consisted of $116.8 million in cash, cash equivalents and investments. Working capital as of December 31, 2007 was $150.8 million. Total cash, cash equivalents, investments and marketable securities decreased by $98.2 million during the nine months ended December 31, 2007 primarily as a result of cash paid for stock buybacks and structured stock repurchase agreements, cash paid for strategic investments and cash used to fund our operations, offset by realized gains from the sale of a strategic investment and property. At December 31, 2007, we had contractual obligations not included on our balance sheet totaling $43.7 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.
     For the nine months ended December 31, 2007, we used $14.5 million of cash in our operations compared to generating $0.1 million for the nine months ended December 31, 2006. Our net loss of $28.8 million for the nine months ended December 31, 2007 included $31.8 million of non-cash charges such as $4.9 million of depreciation, $17.9 million of amortization of purchased intangibles, and $8.2 million of stock-based compensation and $0.8 million of impairment of marketable securities, offset by $4.6 million of realized gain on the sale of a strategic investment. Our net loss of $18.9 million for the nine months ended December 31, 2006, included $48.8 million of non-cash charges including $6.5 million of depreciation, $18.6 million of amortization of purchased intangibles, $13.3 million in acquired in-process research and development, $7.9 million of stock-based compensation charges recorded in accordance with SFAS 123(R) and $2.5 million in non-cash restructuring charges. For the nine months ended December 31, 2007, the remaining change in operating cash flows primarily reflected decreases in accounts receivable, other assets, accounts payable, accrued payroll and other accrued liabilities offset by increases in inventories and deferred revenue. The increase in our inventory balances is primarily to take advantage of better pricing and serve our long term estimated inventory forecasts. The increase in accounts payable, accrued payroll and other accrued liabilities is primarily due to the timing of the related payments. For the nine months ended December 31, 2006, the remaining change in operating cash flows primarily reflected increases in our accounts receivable, inventories and other assets and decreases in accounts payable, accrued payroll and other accrued liabilities and deferred revenue. Our overall days sales outstanding increased to 43 days for the three months ended December 31, 2007, compared to 42 days for the three months ended March 31, 2007.
     For the nine months ended December 31, 2007, we generated $71.4 million of cash in investing activities compared to expending $6.6 million during the nine months ended December 31, 2006. During the nine months ended December 31, 2007, we generated net proceeds of $74.4 million from investment activities, $5.2 million in proceeds from the sale of a strategic investment, $1.6 million in proceeds from the sale of property, offset by $5.0 million for the purchase of property and equipment and $5.0 million in strategic investments.
     We used $6.6 million in cash for our investing activities during the nine months ended December 31, 2006. We used $72.0 million net cash for the Quake acquisition, $1.5 million for strategic investments and $5.8 million for the purchase of property, equipment and other assets, offset by net proceeds of $72.7 million from short-term investment activities.
     For the nine months ended December 31, 2007, we used $74.0 million of cash in financing activities compared to $2.6 million for the nine months ended December 31, 2006. The major financing use of cash for the nine months ended December 31, 2007 was open market repurchase of our common stock and the funding of our structured stock repurchase agreements for $98.8 million offset by the sales of common stock through employee stock options of $3.8 million and proceeds of $21.1 million from the settlement of structured stock repurchase agreements.
     We used $2.6 million for our financing activities during the nine months ended December 31, 2006. The major financing use of cash was open market repurchase of our common stock for $20.1 million offset by funds received from structured stock repurchase programs of $17.4 million and $0.2 million from sales of common stock through employee stock options.
     In August 2004, our board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. During the nine months ended December 31, 2007, 5.0 million shares were repurchased on the open market at a weighted average price of $11.50 per share. During the nine months ended December 31, 2006, 1.6 million common shares were repurchased at a weighted average price of $12.90 per share. From the time the program was first implemented through December 31, 2007, a total of 8.9 million shares were repurchased on the open market at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery to us. At December 31, 2007, $20.5 million (including $15.0 million in outstanding structured stock repurchase agreements which settled for 1.4 million shares) remained available to repurchase shares under the authorized program.
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
     During the nine months ended December 31, 2007, we entered into structured stock repurchase agreements totaling $41.8 million. For those agreements that had settled by December 31, 2007, we received 0.7 million shares of our common stock at a weighted average purchase price of $11.34 per share and $21.1 million in cash. At December 31, 2007, we had five outstanding structured stock repurchase agreements for $15.0 million which settled with the receipt of 1.4 million shares in January and February 2008. During the nine months ended December 31, 2006, we received $17.4 million in cash and 1.9 million shares of our common stock upon settlement of structured stock repurchase agreements. From the inception of our most recent stock repurchase program through December 31, 2007, we entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements through December 31, 2007, we received $136.6 million in cash and 6.4 million shares of our common stock at an effective purchase price of $9.96 per share.
     The table below is a summary of our repurchase program share activity for the six months ended December 31, 2007 and 2006 (in thousands, except per share data):

	Nine Months Ended
	December 31,
	2007	2006
Open market repurchases:
Aggregate repurchase price	$56,950	$20,137
Repurchased shares	4,950	1,561

Average price per share	$11.50	$12.90

Structured stock repurchase agreements:
Shares acquired in settlement	706	1,924

Average price per share*	$11.34	$13.00

Total shares acquired by repurchase or in settlement	5,656	3,485

Average price per share	$11.48	$12.96

*	The average price per share of shares acquired in settlements of structured stock repurchase agreements during the nine months ended December 31, 2007 and 2006 does not include gains on settlements in cash of $2.3 million and $1.5 million, respectively.
     The following table summarizes our contractual operating leases and other purchase commitments as of December 31, 2007 (in thousands):

		Other
	Operating	Purchase
	Leases	Commitments	Total
Fiscal Years Ending March 31,
2008	$8,322	$21,886	$30,208
2009	8,387	—	8,387
2010	4,082	—	4,082
2011	984	—	984
2012 and thereafter	—	—	—

Total minimum payments	$21,775	$21,886	$43,661

     We did not have any off-balance sheet arrangements as of December 31, 2007 or March 31, 2007.
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
     We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2007, our investment portfolio included fixed-income securities classified as available-for-sale investments and marketable securities with an aggregate fair market value of $151.8 million and a cost basis of $158.1 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. Based on an evaluation of securities that have been in a continuous loss position at December 31, 2007, the Company has determined the decline in the fair value of certain securities to be other-than-temporary and accordingly has written down such securities by approximately $0.8 million. As at December 31, 2007, we have not recorded a write-down adjustment in connection with our other securities in a continuous loss position with unrealized losses of $6.5 million, as we believe that such loss is not other-than-temporary.
     The following table presents the hypothetical changes in fair value of our short-term investments and marketable securities held at December 31, 2007 (in thousands):

Fair
	Valuation of Securities Given an			Value as	Valuation of Securities Given an
	Interest Rate Decrease of			of	Interest Rate Increase of
	X Basis Points (“BPS”)			December 31, 2007	X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$163,031	$159,099	$155,366	$151,810	$148,439	$145,231	$142,143

     The modeling technique used measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, 100 basis points, and 150 basis points.
     We also invest in equity instruments of private companies for business and strategic purposes. These investments are valued based on our historical cost, less any recognized impairments. The estimated fair values are not necessarily representative of the amounts that we could realize in a current transaction.
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
ITEM 4. CONTROLS AND PROCEDURES
     Our chief executive officer and chief financial officer performed an evaluation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) as of December 31, 2007. Based on that evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective and sufficient to ensure that the information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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
     As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At December 31, 2007, we had $397.6 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further declines in market conditions.
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
Our cash and cash equivalents and portfolio of short-term investments and long-term marketable securities are exposed to certain market risks. *
     We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of December 31, 2007, we determined $69.5 million of our available-for-sale securities are long-term. These securities have fair values that have been less than their amortized cost for 12 or more consecutive months. During the three month period ended December 31, 2007, we recorded a $0.8 million write-down in the value of certain securities as we determined the decline in the fair value of these securities was other than temporary. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record as additional expense the decline in the value of these securities. At December 31, 2007, the continuous unrealized losses on these securities over the 12 preceding months was approximately $3.5 million.
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

As a result of our option review and restatement, we are subject to investigations by the SEC, which may not be resolved favorably and have required, and may continue to require, a significant amount of management time and attention and accounting and legal resources, which could adversely affect our business, results of operations and cash flows.
     The SEC is currently conducting an investigation related to our historical stock option grant practices. We have been responding to, and continue to respond to, inquiries from the SEC. The period of time necessary to resolve the SEC investigation is uncertain, and these matters could require significant management and financial resources which could otherwise be devoted to the operation of our business. If we are subject to an adverse finding resulting from the SEC investigation, we could be required to pay damages or penalties or have other remedies imposed upon us. The restatement of our financial statements, the ongoing SEC investigation and any negative outcome that may occur from the investigation could impact our relationships with customers and our ability to generate revenue. In addition, considerable legal and accounting expenses related to these matters have been incurred to date and significant expenditures may continue to be incurred in the future. The SEC investigation, and any negative outcome that may result from such investigation, could adversely affect our business, results of operations, financial position and cash flows.
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
     Our board of directors has the authority to issue up to 2.0 million shares of preferred stock and to determine the price, rights, preferences and privileges and restrictions, including voting rights, of those shares without any further vote or action by our stockholders. The rights of the holders of common stock will be subject to, and may be harmed by, the rights of the holders of any shares of preferred stock that may be issued in the future. The issuance of preferred stock may delay, defer or prevent a change in control, as the terms of the preferred stock that might be issued could potentially prohibit our consummation of any merger, reorganization, sale of substantially all of our assets, liquidation or other extraordinary corporate transaction without the approval of the holders of the outstanding shares of preferred stock. The issuance of preferred stock could have a dilutive effect on our stockholders.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Below is a summary of stock repurchases for the three months ended December 31, 2007 (in thousands, except average price per share).

			Total Number of
			Shares Purchased as	Maximum Amount
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
October 1 — October 31, 2007	—	$—	—	$51,199
November 1 — November 30, 2007	2,472	11.20	2,472	23,517
December 1— December 31, 2007 (1)	266	11.26	266	20,517

Total shares repurchased	2,738	11.21	2,738

(1)	At December 31, 2007, we had five structured stock repurchase agreements outstanding.
     In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
     None.

ITEM 6. EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 5, 2008

Applied Micro Circuits Corporation

By:	/s/ Robert G. Gargus

Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.