Form 10-K
period 2008-03-31
APPLIED MICRO CIRCUITS CORP
filed 2008-05-28
CIK 711065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Registrant’s common stock on September 30, 2007 (the last day of the registrant’s second quarter of fiscal 2008) as reported on the Nasdaq Global Select Market, was approximately $747,834,000. Shares of common stock held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.

There were 64,789,569 shares of the registrant’s Common Stock issued and outstanding as of April 30, 2008.

APPLIED MICRO CIRCUITS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
MARCH 31, 2008

i

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

Overview

AMCC is a leader in semiconductors and printed circuit board assemblies (“PCBAs”) for the communications and storage markets. We design, develop, market and support high-performance integrated circuits (“ICs”) and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs, for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, gateways, metro transport platforms, core switches and routers. In the storage market, we combine software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance and high capacity products which provide solutions for redundant array of integrated disks (“RAID”) controllers. These products utilize disk technologies of serial advanced technology attachment (“SATA”) and Serial Attached Small Computer System Interface (“SAS”) for servers and storage applications such as disk-to-disk backup, near-line storage, network-attached storage, video, security and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Industry Background

The Communications Industry

Communications technology has evolved considerably over the last decade due to the substantial growth in the Internet and wireless communications. The emergence of new applications, such as wireless web devices, Voice over Internet Protocol (“VoIP”), video-on-demand, third generation (“3G”) wireless services, as well as the increase in demand for higher speed, higher bandwidth and remote network access, have increased network bandwidth requirements and complexity. The continuing adoption of broadband technology, such as email, instant messaging and e-commerce, combined with the increasing availability of next-generation wireless devices that incorporate features such as internet browsing, cameras and video recorders is expected to drive additional data traffic through the network infrastructure in the future. The different types of data transmitted at various speeds over the Internet require service providers and enterprises to invest in multi-service equipment that can securely and efficiently process and transport the varied types of network traffic, regardless of whether it is voice traffic or data traffic. To achieve the performance and functionality required by such systems, Original Equipment Manufacturers (“OEMs”) must utilize more complex ICs to address both the cost and functionality of a system. As a result of the pace of new product introductions, the proliferation of standards to be accommodated and the costs and difficulty of designing and producing the required ICs, equipment suppliers have increasingly outsourced these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the processing and transport of data. OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, power-efficient ICs.

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

The Storage Industry

Storage spending represents a significant percentage of information technology (“IT”) budgets for most enterprises. Regulations such as those issued under the Sarbanes-Oxley Act of 2002, the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and those governing the finance industry have driven continued strong demand for high-capacity storage within the enterprise and within a wide variety of vertical markets. In addition, the move from tape based storage to disk based storage has further driven the demand for storage. The volume of data generated and stored digitally has grown dramatically over the last decade and managing that data is one of the most difficult challenges facing IT organizations today. The enormous growth in storage capacities is also impacting the type of storage being implemented. IT managers across industries are considering less expensive storage technologies to stretch their budgets by reassessing their storage needs and implementing topologies and technologies that are appropriate to the criticality of their stored information. New drive interface technologies such as SATA and SAS, provide a much lower cost alternative to traditional enterprise drives. While SATA disk drives are rapidly being deployed in secondary storage applications such as back up, archival and near-line storage or the storage of infrequently accessed data, SAS is replacing the parallel Small Computer System Interface (“SCSI”) infrastructure with a serial infrastructure. SAS is also increasingly deployed in traditional Fibre Channel implementations. The recent emergence of SAS technology has provided the ability to manage both traditional server storage and high capacity SATA storage on a single RAID controller. We anticipate that SAS will service a significant amount of the high capacity storage market in the coming years. SAS disk drives are increasingly deployed in transactional and enterprise type environments as an alternative to fibre channel drives.

All high-performance storage systems implement RAID technology, which manages the storage and retrieval of information to and from the disk drives in the server or storage device. With the need to ensure data availability for many years beyond its creation, RAID has become a critical application in the data compliance life-cycle. RAID is a technology in which data is stored in a distributed manner across multiple disk drives to improve system performance and to enhance the ability to survive a hard drive failure. RAID dramatically improves disk access times and provides real time data recovery, with uninterrupted access, and can increase system uptime and continuous network availability even when a hard drive failure occurs. RAID is a complex technology and it takes many years to mature a RAID stack for commercial applications. We believe that our RAID technology is a core technology asset of AMCC.

AMCC Strategy

AMCC provides the essential building blocks for the processing, transporting and storing of information worldwide. AMCC is a leader in network and embedded Power Architecturetm processing, optical transport and storage solutions. Our products enable the development of converged IP-based networks offering high-speed secure data, high-definition video and high-quality voice for carrier, metropolitan, access and enterprise applications. AMCC provides networking equipment vendors with industry-leading network and communications processing, Ethernet, OTN, SONET/SDH and switch fabric solutions.

We have focused our product development efforts on high growth opportunities for processing, transporting, and storing information. Our strategy for each of these areas is as follows:

Processing

We are continuing to invest in products based on the Power Architecture. This standard processor architecture, developed by IBM, is the leading architecture within the communications market for high-performance embedded systems. Many of our customers’ products require embedded processing solutions for managing control plane and data plane functionality. Our products combine the embedded central processing unit (“CPU”) core with peripheral functionality to create optimum solutions for applications such as wireless base-stations, storage controllers, WiFi and WiMax access points, and network switch and routing products. We also have substantial expertise in special purpose network processing architectures for data path processing. Products based on these architectures are broadly deployed and continue to be designed into major telecommunications and networking equipment. We are developing integrated products that leverage the general purpose embedded processing capabilities of the Power Architecture in combination with technologies derived from AMCC’s portfolio of traffic management products to create solutions that are ideally suited for converged IP-based networks. Additionally, due to the general-purpose nature of our processors many of our processing products find their way into auxiliary markets such as printers, storage devices and other consumer electronic devices.

Transporting

Our transport technology product’s historical focus has been on the SONET/SDH optical telecommunications infrastructure where we are a leading vendor. Currently, AMCC’s transport products sell into both the Telecom and Datacom markets. In the Telecom Market, emerging Metro Ethernet and Residential Triple Play applications such as internet protocol television (“IPTV”) and OTN deployments are driving substantial investments in optical infrastructure. These new deployments are increasingly based on Metro or Carrier Class Ethernet.

In the Datacom market, the data center enterprise networks are migrating from Gigabit Ethernet (“GE”) to 10GE. Their transition is still early but is expected to grow exponentially once the system platforms enter into production in the latter half of 2008 and 2009.

We are focusing our current transport investments on these high growth market opportunities (10 Gbps and beyond, Datacenter, OTN, and Enterprise) while continuing to service the SONET/SDH market with a broad portfolio of physical layer (“PHY”), clock and data recovery (“CDR”), forward error correction (“FEC”) and SONET/SDH mapper devices.

Storing

The storage technology products deliver high-port count SATA and SAS RAID controllers and RAID processors for high-performance, high-capacity storage applications that demand very high levels of data protection. AMCC blends systems and software expertise to deliver highly reliable storage solutions for emerging storage applications such as disk-to-disk backup, near-line storage, Network Attached Storage (“NAS”), video, external storage and high-performance computing.

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

Physical Layer Products:  The Open System Interconnect (“OSI”) model defines a networking framework for implementing protocols in seven layers. Control is passed from one layer to the next, starting at the application layer in one station, proceeding to the bottom layer, over the channel to the next station and back up the hierarchy. Our PHY ICs, transmit and receive signals in a very high-speed serial format. Our products are able to correctly receive these signals in challenging environments through the inclusion of highly efficient dispersion compensation methodologies. This low noise capability permits the transmission of signals over greater distances with fewer errors. Our PHY ICs also convert high-speed serial formats to low-speed parallel formats for the framing layer and vice versa. We introduced our first generation of physical layer products in 1993. We have since developed several generations of these products improving cost, power, functionality, and performance. The past year saw a tremendous increase in growth of our 2.5GHz and 10GHz PHY products. Our market growth in this area is significant and was led by our S19235, S19237, S19250 and S19252 10G Telecom PHY products. These devices are not only market leaders in the established SONET/SDH network infrastructure but also play well in the emerging OTN network infrastructure. These products set a new standard for performance and power consumption in the industry.

AMCC also designs and markets very competitive Datacom 10GE optical physical layer devices. The serial side (or line side) operation of these devices (the 10G side) is governed primarily by the standards put forth for all Ethernet operation by the IEEE. These products, such as the QT2025 and the QT2225 are targeted at the higher volume 10G Datacom and Compute Center marketplaces served by system vendors such as Cisco, Force-10, Extreme Networks, Juniper Networks, Hewlett-Packard, Dell, IBM and others. In addition to providing optical connectivity to the standard optical media used in all Enterprise Class communications infrastructures (referred to as LR, SR, and LRM fibre), the QT2025 and the QT2225 also provide 10G transmission over a standard 10Gbps back plane inside blade servers and 10GE switches referred to in the IEEE standard as 10GBASE-KR.

Between the traditional AMCC 10G Telecom Optical PHYs and our new AMCC 10G Datacom PHY, we are well positioned to be the leading supplier in the 10G space. Our current customers for physical layer products include Alcatel-Lucent, Ciena, Cisco, Ericsson, Fujitsu, Hitachi, JDS Uniphase, Opnext, Optium, Intel, Adva, Juniper, Nortel, Tellabs, Huawei, ZTE, NetXen and BTN.

Framer and Pointer Processor Products:  Our framing layer ICs transmit and receive signals to and from the physical layer in a parallel format and are used in high-speed transmission equipment such as multi-service provisioning platforms (“MSPPs”), add drop multiplexors (“ADMs”), digital and optical cross-connects, edge and core routers, and dense wave division multiplexors (“DWDM”). These ICs support a number of functions, including framing, overhead processing payload synchronization, performance monitoring, forward error correction, and mapping the data payload to/from the transmission format. The framing layer ICs then pass the data either directly to a switch fabric product, which switches the information to its destination, or to a network processor, which further processes the data prior to forwarding it to a switch fabric product. Framing layer ICs also process signals received from the network processing and switching layers for transmission to the physical layer on their return to the optical network. For the past two years, we have been experiencing extended design win growth for the Rubicon OTN device and the Volta Ethernet over SONET/SDH device. The past two years saw these devices gain design wins in the emerging Carrier Class Ethernet space as well as in the OTN space. The growth of both of these kinds of platforms has been significant in the past year, and the 10GE mapping techniques in the Rubicon chip has made it the de-facto choice in the marketplace for OTN transport. We built on the success of the Rubicon chip in the past year by introducing the Pemaquid device, an Ethernet optimized OTN mapper and FEC device. Pemaquid has been very well received in the market place, especially by vendors building systems for the Ethernet and OTN convergence. Our customers refer to these platforms as Metro-Ethernet or Carrier Class Ethernet platforms. Between the current and continued strength of our Rubicon product offering and the great adoption of our new Pemaquid device, we expect the OTN product revenue to grow in the coming years for AMCC as this space grows in the worldwide telecom infrastructure. Our current customers for framing layer products include Adva, Alcatel-Lucent, Ciena, Cisco, Ericsson, NEC, Nortel, Tellabs, Fujitsu, Huawei, and ZTE.

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

Cell Switching Products:  Our switch fabric ICs switch information in the proper priority and to the proper destinations. Our switch fabric product portfolio includes our packet routing switch (“PRS”) fabric devices such as the PRS 80G, Q-80G and queuing managers like universal data serial link (“UDASL”) C48X and C192X. Our current customers for switching layer products include Alcatel-Lucent, Fujitsu, Huawei, Ericsson, Entrisphere, Nortel, Hammerhead/Fujitsu and Tellabs.

Embedded Processor Products:  We are a leading supplier of embedded processors, third in market share behind Freescale and Intel in 2006 (IDC 2007). Our embedded processors are widely deployed in a variety of critical applications in target markets such as Wireless Infrastructure, Wireless LAN and High-end Storage. In Wireless Infrastructure, our embedded processors are used in base station controllers by leading suppliers of WCDMA and GSM equipment. In networking equipment such as edge, core and enterprise routers, our embedded processors handle overall system maintenance and management functions and also deal with exception conditions in the data path. In WLAN applications, our embedded processors are installed in a significant share of all Enterprise class Access Points shipped worldwide. Our embedded processor products currently utilize IBM’s PowerPC 4xx processor cores in various speed grades, together with many different functions, to perform numerous tasks in products sold by our customers. These cores are integrated with peripheral functionality to create specialized system on a chip (“SoC”) product solutions. We offer multiple product lines of embedded processor products, each targeted at specific market opportunities. As carrier and metro networks transition to Ethernet and IP-based networks, the need for high performance general purpose embedded processing increases. These embedded processors are high performance devices enabling high-speed computations and data movement that help identify, optimize and control the flow of data within the network. Our Power Architecture product line of embedded processors enable complex applications such as deep content switching, routing and load balancing to be performed at wire speed. Versions of our processors are also targeted at large opportunities in RAID storage processing, multi-function printers and a variety of other embedded applications. In fiscal 2008, we brought to market the 405EX and 405EXr embedded processors targeted at low cost but high volume enterprise access point and networking appliance applications. The 405EX embedded processor received the Product of the Year Award from Electronic Products Magazine for 2007 based on its leading edge integration, performance and low power dissipation. We also introduced the 460EX and 460GT embedded processors. These products provide support for Gigabit Ethernet, PCI Express, USB and integrated security processing acceleration. We expect that the 460EX and 460GT processors will offer performance of up to 1GHz and best in class power dissipation. The 460EX also includes support for SATA connectivity and the 460GT includes support for Rapid IO, an important connectivity technology in Wireless Infrastructure applications.

Storage Products

Our storage products include serial and parallel Advanced Technology Attachment (“ATA”) and Serial attached SCSI (“SAS”) RAID controllers.

RAID Controllers:  Through our acquisition of 3ware, we design, manufacture and sell an extensive family of peripheral component interconnect (“PCI”) based RAID controllers. These RAID controllers are installed in a PCI slot on a motherboard and deliver high performance, highly reliable storage for servers and network attached storage devices. A single controller can manage up to 24 hard disk drives allowing up to 24 terabytes of data storage for Linux, Windows, Apple, BSD and VMware operating environments. Our proprietary packet-switched RAID architecture, StorSwitchtm, delivers best of class performance that we believe has secured AMCC a leadership position in the high performance SATA RAID marketplace. In fiscal 2008, we began shipments of the 9690SA family of RAID 6 enabled SAS RAID controllers, which deliver enterprise-class features for the traditional server market as well as the ability to support cost effective SATA storage. In addition, AMCC’s SAS controller allows connectivity expansion of up to 128 drives.

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

Technology

We utilize our technological and design competencies to solve the problems of high-speed analog, digital and mixed-signal circuit designs and provide the essential products for the transporting, processing and storing of information worldwide. We blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver communications ICs and software for global communication networks and hardware and software solutions for high-growth storage markets such as SATA and SAS RAID. Our embedded processor product line delivers performance and a rich mix of features for Internet, communication, data storage, consumer and imaging applications.

Knowledge of Communications and Storage Systems

Our systems architects, design engineers, technical marketing and applications engineers have a thorough understanding of the fiber optic communications and enterprise storage systems for which we design and build application specific standard products (“ASSPs”). Using this systems expertise, we develop semiconductor and storage connectivity devices to meet the OEMs’ high-bandwidth requirements. By understanding the systems into which our products are designed, the end application of our products among carriers and service providers and the requirements driven by their service level agreements, we believe that we are better able to anticipate and develop solutions optimized for the various cost, power and performance trade-offs faced by our customers. We believe that our systems knowledge also enables us to develop more comprehensive, interoperable solutions.

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

Research and Development

Our research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ICs for the communications and storage markets, and PCBAs and software solutions for storage markets such as SATA and SAS RAID. We also develop high-performance libraries and design methodologies that are optimized for these applications. Our primary research and development facilities are located in Sunnyvale and San Diego, California, Cary, North Carolina, Austin, Texas, and Andover, Massachusetts in the United States and in Ottawa, Canada. During the fiscal years ended March 31, 2008, 2007, and 2006, we expended $97.6 million, $96.4 million, and $93.8 million, respectively, on research and development activities.

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

Our PCBA product development efforts are focused on building high-performance SATA and SAS RAID adapters, and related software drivers, tools and products and advanced telecom computing architecture (“ATCA”) boards and software for our switch fabric, network processors and embedded PowerPC processors for the communications market. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

Manufacturing

Manufacturing of Integrated Circuits

The manufacturing of ICs requires a combination of competencies in advanced silicon technologies, package design and manufacturing, and high speed test and characterization. We have obtained access to advanced Complementary Metal-Oxide Semiconductor (“CMOS”) and Silicon Germanium (“SiGe”) processes through foundry relationships. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management, and technical performance. We purchase our ceramic and plastic packages from several vendors including Advanced Semiconductor Engineering (“ASE”), AMKOR, ASAT, IBM, Kyocera, and NTK.

Wafer Fabrication

AMCC is a fabless company, meaning we do not own or operate foundries for the production of silicon wafers from which our products are made. We use external foundries such as IBM, Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and United Microelectronics Corporation (“UMC”) for a majority of our production of silicon wafers. Subcontracting our manufacturing requirements eliminates the high fixed cost of owning and operating a semiconductor wafer fabrication facility and enables us to focus our resources on design and test applications where we believe we have greater core competencies and competitive advantages.

Assembly and Testing

Our wafer probe and other product testing is conducted at independent test subcontractors. After wafer testing is complete, the majority of our products are sent to multiple subcontractors located in Asia and the United States for assembly. Following assembly, the devices are tested at subcontractors and returned to us ready for shipment to our customers. Certain of these services are available from a limited number of sources and lead times are occasionally extended.

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

Competition

In the transport communications IC markets, we compete primarily against companies such as LSI, Broadcom, Cortina and Vitesse. In the embedded processor communications IC market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. Our principal competitors in the RAID controller market are Adaptec, Areca, LSI, and Promise. In addition, some of our customers and potential customers have internal IC or storage designs or manufacturing capabilities with which we compete.

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

Proprietary Rights

We rely in part on patents to protect our intellectual property. We have been issued approximately 260 patents, which principally cover certain aspects of the design and architecture of our IC and enterprise storage products. In addition, we have over 80 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that any of our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

Employees

As of March 31, 2008, we had 583 full-time employees: 67 in administration, 350 in research and development, 41 in operations, and 125 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our current executive officers and their ages as of March 31, 2008, are as follows:

Name	Age	Position

Kambiz Hooshmand	46	President and Chief Executive Officer, Member of the Board of Directors
Robert G. Gargus	56	Senior Vice President and Chief Financial Officer
Daryn Lau	43	Senior Vice President, Corporate Development and Strategy
Russell G. Johnson	43	Senior Vice President, General Manager, Storage
Shiva K. Natarajan	42	Vice President, Corporate Controller and Chief Accounting Officer
Cynthia Moreland	48	Vice President, General Counsel and Secretary
Roger Wendelken	41	Vice President, World Wide Sales
Michael Major	51	Vice President, Human Resources

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

Daryn Lau joined us in May 2005 as Vice President and General Manager, Communications Business Unit and was named Senior Vice President in October 2005. Before May 2005, Mr. Lau was Vice President and General Manager for the serial switching division of Integrated Device Technology (“IDT”), a semiconductor company for advanced network services. In October 1999, Mr. Lau co-founded ZettaCom, a supplier of high-performance network semiconductor solutions and served as President and Chief Executive Officer. ZettaCom was acquired by IDT in May 2004. Prior to his executive role at ZettaCom, Mr. Lau spent seven years at Cisco Systems where he held various technical and management positions in both enterprise and service provider business units. Prior to Cisco, Mr. Lau led the ASIC development group NET, a telecom equipment vendor and, at Amdahl, the mainframe division of Fujitsu. Mr. Lau holds a Bachelor of Science degree in Electrical Engineering from University of California, Berkeley.

Russell G. Johnson joined us in April 2008 as Senior Vice President and General Manager, Storage. Prior to joining us, Mr. Johnson was at Adaptec, Inc., a manufacturer of high-performance SCSI connectivity and network products, since 1996 where he most recently served as Vice President and General Manager of World Wide Sales. Prior to joining Adaptec, Inc., Mr. Johnson held various sales and marketing roles at various companies and was a deep sea diver for the US Navy.

Shiva K. Natarajan joined us in December 2006 as Senior Director of Accounting and was promoted to Vice President, Corporate Controller and Chief Accounting Officer in January 2008. From September 2005 to December 2006, he was Corporate Controller of Open-Silicon, a privately held fabless ASIC company. From May 2003 to August 2005, he was Director of Accounting of Silicon Image, a public semiconductor company specializing in high-speed serial communications technology. From October 1997 to April 2003, he was with Ernst & Young LLP, a public accounting firm, where he was most recently a Senior Manager of Assurance and Advisory Business Services. Mr. Natarajan is a Chartered Accountant from India and holds a Bachelors of Science from University of Calcutta.

Cynthia Moreland joined us in July 2005 with over 20 years legal experience working with technology companies as both outside and in-house counsel. Prior to July 2005, Ms. Moreland served as “Of Counsel” with McGlinchey Stafford, PLLC where she focused on commercial transactions and litigation, intellectual property, government contracts and corporate compliance. From 1989 — 2001, Ms. Moreland served in a number of increasingly responsible positions at Motorola including three years as head of legal for Motorola’s Semiconductor Products Sector (now Freescale, Inc.). Ms. Moreland started her legal career in Washington DC, with Steptoe & Johnson. Ms. Moreland earned a Bachelor of Arts degree from the University of Mississippi, magna cum laude and her Juris Doctor from the University of Mississippi, cum laude. She is a past chair of the Legal Issues Committee of the Intelligent Transportation Society of America and a former instructor of government contracts at the University of Phoenix.

Roger Wendelken joined us in May 2006.  Prior to joining us, Mr. Wendelken was Vice President of Sales for the Communications and Consumer Group of Marvell Technology Group, a provider of mixed-signal and digital signal processing integrated circuits to broadband digital data networking markets, since September 2003. From October 2001 to September 2003, Mr. Wendelken was Vice President of Worldwide Sales for Accelerant Networks, a fabless semiconductor company, which develops CMOS based transceivers. Mr. Wendelken’s 16 years of semiconductor sales experience also includes various positions at Advanced Micro Devices, IBM Microelectronics Group, and Metalink Broadband. Mr. Wendelken’s semiconductor sales experience encompasses a number of technology market segments. Mr. Wendelken holds a Bachelor of Science degree in Electrical Engineering from Georgia Institute of Technology.

Michael Major joined us in February 2006 as Senior Director of Human Resources. Mr. Major was promoted to Vice President of Human Resources in April 2008. Mr. Major has 30 years of experience with Human Resources and related activities. Prior to joining us, Mr. Major was Senior Director of Human Resources at Silicon Image, a semiconductor company, from September 2002 to January 2006. Prior to Silicon Image, Mr. Major also served as Vice President of Human Resources for MedChannel, a technology startup. Before his role at MedChannel, Mr. Major was Director of HR Operations at Netscape Communications. In addition to his experience within Human Resources, Mr. Major spent almost 20 years consulting with companies in the areas of employee benefits and compensation. Mr. Major is a graduate of the University of Michigan’s Advanced Human Resources Executive Program and holds a Bachelor of Arts Degree from Stanford University

Financial Information about Segments, Certain Significant Customers and Geographic Areas

Information regarding our segments, certain significant customers and geographic areas where we have revenues is contained in Notes 1 and 11 to our Consolidated Financial Statements contained in this Annual Report on Form 10-K.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the fiscal year ended March 31, 2008, we recorded a goodwill impairment charge of $71.5 million related to our storage unit. In the fiscal year ended March 31, 2006, we recorded a goodwill impairment charge of $131.2 million related to our storage and embedded units. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At March 31, 2008, we had $320.2 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further adverse changes in market conditions.

Our operating results may fluctuate because of a number of factors, many of which are beyond our control.

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict are:

•	communications, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers’ products or over-ordering of our products or our customers’ products;

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers’ products;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials including packaging substrates;

•	problems or delays that we and our foundries may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	the impact of potential one-time charges related to purchased intangibles;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with compliance with applicable environmental, other governmental or industry regulations including costs to redesign products to comply with those regulations or lost revenue due to failure to comply in a timely manner;

•	the effects of changes in accounting standards;

•	costs associated with litigation, including without limitation, attorney fees, litigation judgments or settlements, relating to the use or ownership of intellectual property or our internal option review or other claims arising out of our operations;

•	our ability to identify, hire and retain senior management and other key personnel;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	general economic and industry conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	delays when our customers are transitioning from old products to new products;

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products or our customers’ products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products held by our customers, resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one of our subcontract manufacturers to perform its obligations to us;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers, which may disrupt our ability to meet our production obligations.

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

Our ability to maintain or increase sales to key customers and attract significant new customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty as a result of such action;

•	customers or prospective customers may not incorporate our products into their future product designs;

•	design wins (as explained below) with customers or prospective customers may not result in sales to such customers;

•	the introduction of new products by customers may occur later or be less successful in the market than planned;

•	we may successfully design a product to customer specifications but the customer may not be successful in the market;

•	sales of customer product lines incorporating our products may rapidly decline or such product lines may be phased out;

•	our agreements with customers typically are non-exclusive and do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing relationships with our current or potential competitors that may cause our customers to switch from using our products to using competing products;

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationships with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products;

•	the impact of terminating certain sales representatives or sales personnel as a result of a Company workforce reduction or otherwise; and

•	some of our customers and prospective customers may become less viable.

The occurrence of any one of the factors above could have a material adverse effect on our business, financial condition and results of operations.

In addition, before we can sell our storage products to an OEM, either directly or for distribution through the OEM’s distribution channel, that OEM must certify our products. The certification process can take up to 12 months. This process requires the commitment of OEM personnel and test equipment, and we compete with other suppliers for these resources. Any delays in obtaining these certifications or any failure to obtain these certifications would adversely affect our ability to sell our storage products.

There is no guarantee that design wins will become actual orders and sales.

A “design win” occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with the customer’s product. There can be delays of several months or more between the design win and when a customer initiates actual orders of our product. Following a design win, we will commit significant resources to the integration of our product into the customer’s product before receiving the initial order. Receipt of an initial order from a customer following a design win, however, is dependent on a number of factors, including the success of the customer’s product, and cannot be guaranteed. The design win may never result in an actual order or sale.

Any significant order cancellations or order deferrals could cause unplanned inventory growth resulting in excess inventory which may adversely affect our operating results.

Our customers may increase orders during periods of product shortages or cancel orders if their inventories are too high. Major inventory corrections by our customers are not uncommon and can last for significant periods of time and affect demand for our products. Customers may also cancel or delay orders in anticipation of new products or for other reasons. Cancellations or deferrals could cause us to hold excess inventory, which could reduce our profit margins by reducing sales prices, incurring inventory write-downs or writing off additional obsolete products.

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

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need more than six months to test, evaluate and adopt our product and an additional nine months or more to begin volume production of equipment that incorporates our product. Due to this lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we cannot guarantee that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in this lengthy design cycle increases the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. While our customers’ design cycles are typically long, some of our product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to mitigate those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

An important part of our strategy is to continue our focus on the markets for communications and storage equipment. If we are unable to further expand our share of these markets or react timely or properly to emerging trends, our revenues may not grow and could decline.

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

If we do not identify and pursue the correct emerging trends and align ourselves with the correct market leaders, we may not be successful and our business, financial condition and results of operations could be materially and adversely affected.

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

International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. The revenues we derive from international sales may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles to collect accounts receivable in some countries;

•	burdens of complying with a wide variety of complex foreign laws and treaties; and

•	potentially adverse tax consequences.

We are subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries.

Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of March 31, 2008, $51.9 million of our available-for-sale securities were classified as long-term assets on our consolidated balance sheet. These securities have fair values that have been less than their amortized cost for 12 or more consecutive months. During the fiscal year ended March 31, 2008, we recorded $1.7 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other than temporary. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At March 31, 2008, the continuous unrealized losses on these securities over the preceding 12 months was approximately $6.4 million.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs, including new restructuring initiatives announced in July and September 2007 and March 2008. Employees

whose positions were eliminated in connection with these restructuring plans may seek future employment with our customers or competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot guarantee that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities.

Our markets are subject to rapid technological change, so our success depends heavily on our ability to develop and introduce new products.

The markets for our products are characterized by:

•	rapidly changing technologies;

•	evolving and competing industry standards;

•	changing customer needs;

•	frequent introductions of new products and enhancements;

•	increased integration with other functions;

•	long design and sales cycles;

•	short product life cycles; and

•	intense competition.

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

In the transport communications IC markets, we compete primarily against companies such as LSI, Broadcom,and Vitesse. In the embedded processor communications IC market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. Our principal competitors in the RAID controller market are Adaptec, Areca, LSI, and Promise. Many of these companies have substantially greater financial, marketing and distribution resources than we have. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Any failure by us to compete successfully in these target markets, would have a material adverse effect on our business, financial condition and results of operations.

The storage market continues to mature and become commoditized. To the extent that commoditization leads to significant pricing declines, whether initiated by us or by a competitor, we will be required to increase our product volumes and reduce our costs of goods sold to avoid resulting pressure on our profit margin for these products, and we cannot assure you that we will be successful in responding to these competitive pricing pressures. In addition, the storage market is a continuously evolving market and if we fail to align ourselves with the correct emerging trend or market leaders, we could quickly fall out of favor with our customers and prospective customers and may not be able to regain ground on the next emerging trend. Such trends typically last for approximately 18 to 24 months.

Our dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that our cost of materials will be higher than expected.

We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with these third parties, including:

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

Our outside foundries generally manufacture our products on a purchase order basis, and we have few long-term supply arrangements with these suppliers. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. A manufacturing disruption experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time.

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

Our requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production of an older or lower-volume process that it uses to produce our parts. We cannot assure you that our external foundries will continue to devote resources to the production of parts for our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs and materially impact our ability to deliver our products on time.

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

Our future success will depend upon our ability to access new IC process technologies. In the future, we may be required to transition one or more of our IC products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs or improve product performance. We may not be able to gain access to new process technologies in a timely or affordable manner. Products based on these technologies may not achieve market acceptance.

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

If our internal control over financial reporting is not considered effective, our business and stock price could be adversely affected.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to evaluate the effectiveness of our internal control over financial reporting as of the end of each fiscal year, and to include a management report assessing the effectiveness of our internal control over financial reporting in our annual report on Form 10-K for that fiscal year. Section 404 also requires our independent registered public accounting firm to attest to and report on the effectiveness of our internal control over financial reporting.

Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal control can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, internal control may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2008. In connection with the investigation of our historical stock option grant practices, we did identify material weaknesses in our internal control over financial reporting that existed in fiscal years prior to fiscal 2005. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to assess our internal control as ineffective. If our internal control over financial reporting is not considered effective, we may experience another restatement and/or a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel and our ability to identify, hire and retain additional, qualified personnel.

Our future success depends to a significant extent upon the continued service of our senior management personnel. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retaining personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

To manage operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate, and manage our employees. The integration of future acquisitions would require significant additional management, technical and administrative resources. We cannot guarantee that we would be able to manage our expanded operations effectively.

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

Several of our facilities, including our principal executive offices, are located in California. In 2001, California experienced prolonged energy alerts and blackouts caused by disruption in energy supplies. As a consequence, businesses and other energy consumers in California continue to experience substantially increased costs of electricity and natural gas. We are unsure whether energy alerts and blackouts will reoccur or how severe they may become in the future. Many of our customers and suppliers are also headquartered or have substantial operations in California. If we or any of our major customers or suppliers located in California experience a sustained disruption in energy supplies, our results of operations could be materially and adversely affected.

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

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain on-going remediation efforts at the Omega Chemical site. To date, our payment obligations with respect to these funding efforts have not been material, and we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results. In 2003, we closed our wafer fabrication facility in San Diego and the property was returned to the landlord. In operating the facility at this site, we stored and used hazardous materials. Although we believe that we have been and currently are in material compliance with applicable environmental laws and regulations, we cannot guarantee that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega Chemical site, will not have a material adverse effect on our business.

Environmental laws and regulations could cause a disruption in our business and operations.

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union (“EU”) member countries. For example, the European Union has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of lead and other substances, in semiconductors and other products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment on the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. There can be no assurance that similar programs will not be implemented in other jurisdictions resulting in additional costs, possible delays in delivering products, and even the discontinuance of existing and planned future product replacements if the cost were to become prohibitive.

Any acquisitions we make could disrupt our business and harm our results of operations and financial condition.

We may make additional investments in or acquire other companies, products or technologies. These acquisitions may involve numerous risks, including:

•	problems combining or integrating the purchased operations, technologies or products;

•	unanticipated costs;

•	diversion of management’s attention from our core business;

•	adverse effects on existing business relationships with suppliers and customers;

•	risks associated with entering markets in which we have limited or no prior experience; and

•	potential loss of key employees, particularly those of the acquired organizations.

In addition, in the event of any such investments or acquisitions, we could

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur amortization or impairment expenses related to goodwill and other intangible assets; or

•	incur large and immediate write-offs.

We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire. For example, with the acquisition of Quake Technologies, Inc., we acquired the technology necessary to introduce 10 Gigabit Ethernet physical layer chips and advance our efforts in the enterprise part of the market. 10 Gigabit Ethernet is an emerging technology, and we cannot guarantee that this technology will be successful. In addition, several of our competitors have introduced similar products in the last quarter. If our customers do not purchase our new power amplifier modules, our development and integration efforts will have been unsuccessful, and our business may suffer.

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

Our corporate headquarters are located in an approximately 150,000 square foot building in Sunnyvale, California that we own. The facility contains administration, sales and marketing, research and development and operations functions. We also lease a 62,000 square foot facility in San Diego, California for administration, sales, research and development and operation functions. In addition to these facilities, we lease additional domestic design facilities in Andover, Massachusetts; Austin, Texas and Cary, North Carolina.

In July 2007, we sold a tract of land we owned in Andover, Massachusetts for approximately $1.5 million.

Our foreign leased locations consist of the following: Ottawa, Canada; Manchester and Cheshire, United Kingdom; Munich, Germany; Tokyo, Japan; Beijing, Shenzhen and Shanghai, the People’s Republic of China; Taipei, Taiwan; and Ho Chi Minh City, Vietnam.

The leased facilities comprise an aggregate of approximately 100,000 square feet. These facilities have lease terms expiring between 2008 and 2011. We believe that the facilities under lease by us will be adequate for at least the next 12 months.

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

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol AMCC. The following table sets forth the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated. With the exception of the fourth quarter of the fiscal year ended March 31, 2008, the sales prices have been adjusted to reflect the Company’s 1-for-4 reverse stock split effected on December 10, 2007.

Fiscal Year Ended March 31, 2008	High	Low

First Quarter	$14.32	$10.00
Second Quarter	$12.72	$9.64
Third Quarter	$13.68	$8.74
Fourth Quarter	$8.87	$6.61

Fiscal Year Ended March 31, 2007	High	Low

First Quarter	$16.28	$9.52
Second Quarter	$11.84	$8.36
Third Quarter	$15.20	$11.16
Fourth Quarter	$15.88	$13.00

At April 30, 2008, there were approximately 146 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during fiscal 2008.

Securities Authorized for Issuance under Equity Compensation Plans

The information included in Part III, Item 12 of this report, is hereby incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 5 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the three months ended March 31, 2008 (in thousands, except average price per share).

			Total Number of
			Shares Purchased	Maximum Amount
			as Part of Publicly	That May Yet Be
	Total Number of	Average Price	Announced Plans	Purchased Under the
Period	Shares Purchased	Paid per Share	or Programs	Plans or Programs

January 1 — January 31, 2008	1,079	$11.12	1,079	$8,517
February 1 — February 29, 2008	272	11.02	272	5,517
March 1— March 31, 2008(1)	—	—	—	5,517

Total shares repurchased	1,351	$11.10	1,351

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock.

The following graph compares the cumulative 5-year total return to shareholders on Applied Micro Circuits Corporation’s common stock relative to the cumulative total returns of the S&P 500 index, the NASDAQ Telecommunications index, the NASDAQ Composite index, and the NASDAQ Electronic Components index. The graph assumes that the value of the investment in the company’s common stock, and in each index (including reinvestment of dividends) was $100 on March 31, 2003 and tracks it through March 31, 2008.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Applied Micro Circuits Corporation

*	Represents a hypothetical $100 investment on March 31, 2003 in stock or index-including reinvestment of dividends.

	Fiscal Year Ended March 31,
	2003	2004	2005	2006	2007	2008
Applied Micro Circuits Corporation	100.00	175.15	100.61	124.85	111.96	55.06

S&P 500	100.00	135.12	144.16	161.07	180.13	170.98

NASDAQ Composite	100.00	151.01	152.38	181.06	189.63	177.49

NASDAQ Telecommunications	100.00	200.32	177.07	231.87	243.70	223.89

NASDAQ Electronic Components	100.00	172.38	143.55	159.34	147.79	144.65

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2008. You should read the selected financial data set forth in the attached table together with the Consolidated Financial Statements and related Notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.

	Year Ended March 31,
	2008	2007	2006	2005	2004
		(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Net revenues	$246,146	$292,852	$261,844	$253,756	$131,177
Cost of revenues	126,668	140,714	122,392	123,253	57,604

Gross profit	119,478	152,138	139,452	130,503	73,573
Operating expenses:
Research and development	97,550	96,418	93,770	122,072	129,083
Selling, general and administrative	61,907	67,971	62,157	65,080	50,325
Acquired in-process research and development	—	13,300	—	13,400	21,800
Amortization of purchased intangibles	5,321	4,995	4,588	6,960	1,097
Restructuring charges	2,985	1,291	12,602	9,622	22,325
Option investigation, net	1,072	5,344	—	—	—
Purchased intangible asset impairment charges	—	—	—	27,330	—
Goodwill impairment charges	71,494	—	131,216	—	—
Litigation settlement, net	1,125	—	—	29,250	—

Total operating expenses	241,454	189,319	304,333	273,714	224,630

Operating loss	(121,976)	(37,181)	(164,881)	(143,211)	(151,057)
Interest income, net	8,635	13,125	15,617	18,699	35,007
Other income, net	1,944	250	256	—	8,340

Loss before income taxes	(111,397)	(23,806)	(149,008)	(124,512)	(107,710)
Income tax expense (benefit)	3,724	402	(636)	2,861	(1,776)

Net loss	$(115,121)	$(24,208)	$(148,372)	$(127,373)	$(105,934)

Basic and diluted net loss per share:
Net loss per share	$(1.70)	$(0.34)	$(1.97)	$(1.65)	$(1.38)

Shares used in calculating basic and diluted net loss per share	67,775	71,076	75,210	77,364	76,619

	March 31,
	2008	2007	2006	2005	2004

Consolidated Balance Sheet Data:
Working capital	$172,818	$307,062	$336,930	$396,258	$841,467
Goodwill and intangible assets, net	320,155	415,644	381,066	534,514	240,193
Total assets	632,847	816,512	825,426	1,102,395	1,188,103
Long-term debt and capital lease obligations including current portion	—	—	—	34	303
Total stockholders’ equity	$580,712	$760,822	$762,808	$977,198	$1,120,547

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations, or MD&A, is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2008. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

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

OVERVIEW

We are a leader in semiconductors and PCBAs for the communications and storage markets. We design, develop, market and support high-performance ICs and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs, for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, gateways, metro transport platforms and core switches and routers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity SATA RAID controllers for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage, video, and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

The following tables present a summary of our results of operations for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Year Ended March 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Net revenues	$246,146	100.0%	$292,852	100.0%	$(46,706)	(15.9)%
Cost of revenues	126,668	51.5	140,714	48.0	(14,046)	(10.0)

Gross profit	119,478	48.5	152,138	52.0	(32,660)	(21.5)
Total operating expenses	241,454	98.1	189,319	64.6	52,135	27.5

Operating loss	(121,976)	(49.6)	(37,181)	(12.7)	(84,795)	(228.1)
Interest and other income, net	10,579	4.3	13,375	4.6	(2,796)	(20.9)

Loss before income taxes	(111,397)	(45.3)	(23,806)	(8.1)	(87,591)	(367.9)
Income tax expense (benefit)	3,724	1.5	402	0.1	3,322	826.4

Net loss	$(115,121)	(46.8)%	$(24,208)	(8.3)%	$(90,913)	(375.5)%

The following tables present a summary of our results of operations for the fiscal years ended March 31, 2007 and 2006 (dollars in thousands):

	Fiscal Year Ended March 31,
	2007		2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Net revenues	$292,852	100.0%	$261,844	100.0%	$31,008	11.8%
Cost of revenues	140,714	48.0	122,392	46.7	18,322	15.0

Gross profit	152,138	52.0	139,452	53.3	12,686	9.1
Total operating expenses	189,319	64.6	304,333	116.2	(115,014)	(37.8)

Operating loss	(37,181)	(12.7)	(164,881)	(63.0)	127,700	77.4
Interest and other income, net	13,375	4.6	15,873	6.1	(2,498)	(15.7)

Loss before income taxes	(23,806)	(8.1)	(149,008)	(56.9)	125,202	84.0
Income tax expense (benefit)	402	0.1	(636)	(0.2)	1,038	163.2

Net loss	$(24,208)	(8.3)%	$(148,372)	(56.7)%	$124,164	83.7%

Net Revenue.  We generate revenues primarily through sales of our IC products, embedded processors and PCBAs to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market we generate revenues primarily through sales of our SATA RAID controllers to our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, value-added resellers, systems integrators and retail consumers.

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

For these and other reasons, our net revenue and results of operations in the fiscal year ended March 31, 2008 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2008 were as follows:

	2008	2007	2006

Avnet (distributor)	22%	23%	21%
Sanmina — SCI	*	*	10%

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue in fiscal 2008 and for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2008	2007	2006

United States of America	$86,964	$127,226	$115,043
Other North America	23,553	24,214	27,686
Europe	45,030	50,780	47,246
Asia	89,532	89,571	70,951
Other	1,067	1,061	918

	$246,146	$292,852	$261,844

All of our revenue has been denominated in U.S. dollars.

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

Since the start of fiscal 2006, we have invested a total of $287.7 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced and, as a result of restructuring activities, we discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to inventory valuation and warranty liabilities, which affect our cost of sales and gross margin; the valuation of purchased intangibles and goodwill, which has in the past, and could in the future affect our impairment charges to write down the carrying value of goodwill and other intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; an evaluation of other than temporary impairment of our investments, which affects the amount and timing of write-down charges; and the valuation of deferred income taxes, which affects our income tax expense (benefit). We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition, including the deferral of a portion of revenues on sales to distributors. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of March 31, 2008, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $15.2 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $1.1 million.

Our products typically carry a one to three year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce our gross margin. Additional changes to negotiated master purchase agreements could result in increased warranty reserves and unfavorably impact future gross margins.

Goodwill and Intangible Asset Valuation

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including IPR&D. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the income (discounted cash flows) method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2008, 2007 and 2006, in accordance with SFAS 142, we determined that there were three reporting units to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may differ from actual outcomes. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.

For fiscal 2008, the projected discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 10% to 15% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. Upon completion of the annual impairment test for fiscal 2008, we determined that there was an indicator of impairment because the estimated carrying value of one of the three reporting units exceeded its respective fair value. As a result, we performed additional impairment analyses as required by SFAS 142. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge of $71.5 million for our storage unit in the fourth quarter of fiscal 2008, which primarily relates to the deterioration of the projected future revenues associated with the products in our storage unit. The general market conditions were depressed during the year and accordingly the planned product introductions are now not expected to ramp as quickly as previously expected in 2007 or during 2008, causing the near-term and longer-term forecasts to be lower. These forecasts represent the best estimate that the Company’s management has at this time and believes at this time to be reasonable. However, actual results could differ from these forecasts, which may result in a further impairment of goodwill. For example, if our projected future revenues were decreased by 10%, then our impairment charge would increase by $4.7 million.

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

For fiscal 2006, the discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 15% to 17% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% and terminal growth rates of 4%. Upon completion of the annual impairment test for fiscal 2006, we determined that there was an indication of impairment because the estimated carrying values of two of the three reporting units exceeded their respective fair values. As a result, we performed additional analysis as required by SFAS 142. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analysis performed, we recorded a charge for $131.2 million in the fourth quarter of fiscal 2006. The $131.2 million goodwill impairment related to two reporting units: storage and embedded. The deterioration of revenues associated with the storage products the Company acquired in the JNI acquisition accounted for $81.5 million of the impairment charge. The market for these products was dominated by two companies and the Company was unable to secure commitments for sufficient volumes to warrant further investments in these products and to correspondingly increase its market penetration. The embedded products accounted for $49.7 million of the impairment charge. Delays in initiating the development of its next generation core affected new product development beyond its current generation of embedded products, resulting in lost opportunities for the next generation of embedded products.

Investments

We hold a variety of interest bearing securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment is recorded in the consolidated statement of operations and reduces net income (increases net loss) for the applicable accounting period. The factors that determine whether a loss is temporary or other-than-temporary involve considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In the future, should we determine we no longer have the ability or intent to hold securities in a loss position to their maturity or a recovery in value, we may be required to recognize additional losses in our earnings for unrealized loss positions that we currently consider to be temporary in nature. As of March 31, 2008, we classified $51.9 million as long term investments. For the years ended March 31, 2008, 2007 and 2006 we recorded other-than-temporary impairment charges of $1.7 million, zero and zero, respectively, to current earnings. For the years ended March 31, 2008, 2007 and 2006, we did not record a write-down in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $6.4 million, $5.0 million and $12.3 million, respectively, as we believed that such losses were temporary. In evaluating our investment portfolio, we considered the judgmental factors discussed above and/or evaluated a decline in value of approximately 20% below its cost and has been in a continuous loss position for a period greater than 12 months, as being indicative of an impairment that was “other-than-temporary”. Had we determined that a threshold of 15% or 10% should have been used for fiscal 2008, an additional charge of $1.2 million and $2.3 million, respectively, would have been recorded.

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting and/or reoccupying certain facilities may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. For example, in fiscal 2007, when we decided to reoccupy a previously restructured facility, we eliminated the liability which reduced our restructuring expense. Our policies require us to periodically evaluate, the adequacy of the remaining liabilities under our restructuring initiatives. In fiscal 2008, we recorded restructuring charges of approximately $3.0 million associated with our restructuring actions. For a full description of our restructuring activities, refer to our discussion of restructuring charges in Note 8 to the consolidated financial statements.

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

In determining taxable income for financial statement reporting purposes, we must make certain estimates and judgments. These estimates and judgments are applied in the calculation of certain tax liabilities and in the determination of the recoverability of deferred tax assets, which arise from temporary differences between the recognition of assets and liabilities for tax and financial statement reporting purposes.

In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax rules and the potential for future adjustment of our uncertain tax positions by the Internal Revenue Service or other taxing jurisdiction. If our estimates of these taxes are greater or less than actual results, an additional tax benefit or charge will result.

During the fiscal year ended March 31, 2008, the Company recorded a charge to income tax expense of $3.9 million to establish deferred tax liabilities related to the amortization of tax deductible goodwill in connection with the acquisition of assets and licensed intellectual property related to IBM’s Power PRS Switch Fabric line which the Company acquired in September 2003.

Stock-Based Compensation Expense

Effective April 1, 2006 we adopted revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date by equally weighting the historical volatility and the implied volatility of our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in fiscal 2007 and thereafter was based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2007 and thereafter was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we considered the award to be probable, expense is recorded over the estimated service period. To the extent that our assumptions are incorrect, the amount of stock-based compensation recorded will be increased or decreased. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

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

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2008 to the Fiscal Year Ended March 31, 2007

Net Revenues.  Net revenues for the fiscal year ended March 31, 2008 were $246.1 million, representing a decrease of 15.9% from the net revenues of $292.9 million for the fiscal year ended March 31, 2007. We classified our revenues into three categories based on markets that the underlying products serve. The categories are Integrated Communication Products (“ICP”), storage and other. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

ICP	$190,472	77.4%	$237,987	81.3%	$(47,515)	(20.0)%
Storage	52,031	21.1	50,861	17.4	1,170	2.3
Other	3,643	1.5	4,004	1.3	(361)	(9.0)

	$246,146	100.0%	$292,852	100.0%	$(46,706)	(15.9)%

The net revenue decrease for the fiscal year ended March 31, 2008 was primarily due to downward inventory corrections by our customers, product transitions and overall softness in demand primarily during the last quarter of fiscal 2007 and the first quarter of fiscal 2008, offset in part by a steady recovery during the last three quarters of fiscal 2008. The growth in the storage business was offset by tight inventory controls of our customers and product transitions.

As a result of our efforts to reduce ongoing operating expenses, we have refocused our product development efforts on higher growth opportunities (“focus” products) and away from certain legacy products (“nonfocus” products). Product areas we have focused on are products that process, transport and store information. Our process technology products focus on utilizing our sixth generation of network processor cores and our Power Architecture portfolio to meet the needs of the converged IP/Ethernet network while the transport technology products focus on Metro Ethernet, Triple Play access technologies and error correction solutions. The storage technology products address the needs of mass storage based on high-performance sequential input/output (“I/O”). The nonfocus product areas are our legacy switching products, application-specific integrated circuits (“ASICs”), Fibre Channel host bus adapters (“HBAs”), SAN ICs, pointer processors, and legacy framers. We expect the revenues from our nonfocus products to continue to decline in the future.

The following table illustrates revenue from our focus and nonfocus areas (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

Focus	$219,173	89.0%	$254,066	86.8%	$(34,893)	(13.7)%
Nonfocus	26,973	11.0	38,786	13.2	(11,813)	(30.5)

	$246,146	100.0%	$292,852	100.0%	$(46,706)	(15.9)%

Gross Profit.  The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

Net revenues	$246,146	100.0%	$292,852	100.0%	$(46,706)	(15.9)%
Cost of revenues	126,668	51.5	140,714	48.0	(14,046)	(10.0)

Gross profit	$119,478	48.5%	$152,138	52.0%	$(32,660)	(21.5)%

The gross profit percentage for the fiscal year ended March 31, 2008 declined to 48.5%, compared to 52.0% for the fiscal year ended March 31, 2007. The decrease in gross profit percentage for the fiscal year ended March 31, 2008 was primarily attributable to the decline in net revenues, unfavorable product mix and higher overhead cost per unit due to lower volumes, inventory obsolescence changes and physical inventory adjustments, partially offset by favorable cost improvements.

The amortization of purchased intangible assets included in cost of revenues during the fiscal year ended March 31, 2008 was $18.4 million compared to $17.4 million for the fiscal year ended March 31, 2007. Based on the amount of capitalized purchased intangibles on the balance sheet as of March 31, 2008, we expect amortization expense for purchased intangibles charged to cost of revenues to be $17.8 million in fiscal 2009, $12.1 million in fiscal 2010 and $11.4 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges, which would impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses.  The following table presents research and development and selling, general and administrative expenses for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Research and development	$97,550	39.6%	$96,418	32.9%	$1,132	1.2%
Selling, general and administrative	$61,907	25.2%	$67,971	23.2%	$(6,064)	(8.9)%

Research and Development.  Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 1.2% for the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007, was due primarily to an increase of $1.0 million in stock-based compensation costs. Additional cost incurred on our new R&D projects was offset largely by our efforts to reduce overall operating expenses. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative ICP and storage products. Currently, R&D expenses are focused on the development of ICP and storage products and we expect to continue this focus. We plan to increase investments if market conditions and company performance permits. Future acquisitions of businesses may result in substantial additional on-going costs.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 8.9% for the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007, was primarily due to a decrease of $3.0 million in personnel expenses, $1.0 million in commissions, $0.9 million in recruiting costs, $0.7 million in taxes and license fees and $0.6 million in travel expenses. Future acquisitions of businesses may result in substantial additional on-going costs.

Stock-Based Compensation.  The following table presents stock-based compensation expense for the fiscal years ended March 31, 2008 and 2007, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Costs of revenues	$671	0.3%	$594	0.2%	$77	13.0%
Research and development	4,797	1.9	3,765	1.3	1,032	27.4
Selling, general and administrative	5,839	2.4	5,994	2.0	(155)	(2.6)

	$11,307	4.6%	$10,353	3.5%	$954	9.2%

The increase in stock-based compensation expense for the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007 was primarily due to new option grants in fiscal 2008 offset by the reversal of stock-based compensation expense for performance option grants in December 2007. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at March 31, 2008 is $20.0 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.4 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and restricted stock units in fiscal 2009 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Acquired In-process Research and Development.  For the fiscal year ended March 31, 2007, we recorded $13.3 million of acquired IPR&D resulting from the acquisition of Quake Technologies, Inc. This amount was expensed on the acquisition date because the acquired technology had not yet reached technological feasibility and had no future alternative uses. The IPR&D charge related to the Quake acquisition was made up of two projects that were 76% and 35% complete at the date of acquisition. The estimated cost to complete these projects was $2.5 million and $2.0 million, respectively, and the discount rate applied to calculate the IPR&D charge was 23% and 29%, respectively. We did not acquire any companies in the fiscal year ended March 31, 2008 and as a result we did not have any IPR&D expense.

Goodwill and Purchased Intangible Asset Impairment Charges.  To coincide with our annual long-range planning process, we assess goodwill for impairment annually in the fourth quarter, or more frequently if the indicators of impairment are present. Based upon an analysis performed in the fourth quarter of fiscal 2008, which included a discounted cash flow analysis, we recorded a charge for the impairment of goodwill of $71.5 million (for a more detailed discussion, see Note 7 to the consolidated financial statements), which was recorded in operating expenses in the consolidated statement of operations. Our impairment analysis in the fourth quarter of fiscal 2007 did not result in any impairment charges.

Restructuring Charges.  The following table presents restructuring charges for the fiscal years ended March 31, 2008 and March 31, 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Restructuring charges	$2,985	1.2%	$1,291	0.4%	$1,694	131.2%

These include charges for restructuring that we recorded under various restructuring programs. The increase in the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007, resulted from efforts by the Company to eliminate redundancies and reduce operating expenses in response to the slowdown experienced during fiscal year 2008.

Option investigation.  During the first quarter of fiscal 2007, we initiated a review of our historical stock option granting policies. We incurred professional and legal fees as a result of our self-initiated review. Although we concluded our investigation during the fourth quarter of fiscal 2007, we continue to incur expenses for the related ongoing legal and regulatory proceedings as a result of the option investigation. During the third quarter of fiscal 2008, our option investigation related expenses were offset by a recovery of $1.0 million from our insurance provider for our option investigation related expenses. During the fourth quarter of fiscal 2008, we recorded a $0.9 million expense for the proposed settlement of the derivative action.

Litigation settlement, net.  During the fiscal year ended March 31, 2008, we recorded an accrual of $1.1 million, net, related to a potential litigation settlement (for a more detailed discussion, see Note 8 to the consolidated financial statements). No amounts were recorded for the corresponding fiscal year ended March 31, 2007.

Interest and Other Income.  The following table presents interest and other income for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Interest income, net	$8,635	3.5%	$13,125	4.5%	$(4,490)	(34.2)%
Other income, net	$1,944	0.8%	$250	0.1%	$1,694	677.6%

Interest Income, net.  Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investment and marketable securities balances as well as realized gains and losses from the sale of short-term investments, less interest expense. The decline in interest income, net, is attributable in part to lower cash and investment balances and the impact of generally lower interest rates due to depressed market conditions. In addition, we recorded a $1.7 million impairment charge for the decline in market value of certain investments that were deemed to be other than temporary.

Other Income, net.  The increase in other income, net for the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007, was primarily due to the impact of $4.6 million of realized gain recorded from the sale of a strategic investment, offset by the $3.0 million impairment charge for a different strategic investment.

Income Taxes.  The following table presents our income tax expense for the fiscal years ending March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Income tax expense	$3,724	1.5%	$402	0.1%	$3,322	826.4%

The federal statutory income tax rate was 35% for the fiscal year ended March 31, 2008 and 2007. The increase in the income tax expense recorded for the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007, was primarily due to a charge of $3.9 million to establish deferred tax liabilities related to the amortization of tax-deductible goodwill in connection with the acquisition of assets and licensed intellectual property related to IBM’s Power PRS Switch Fabric line which the Company acquired in September 2003.

Comparison of the Fiscal Year Ended March 31, 2007 to the Fiscal Year Ended March 31, 2006

Net Revenues.  Net revenues for the fiscal year ended March 31, 2007 were $292.9 million, representing an increase of 11.8% from the net revenues of $261.8 million for the fiscal year ended March 31, 2006. We classified our revenues into three categories based on markets that the underlying products serve. The categories are ICP, storage and other. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

ICP	$237,987	81.3%	$204,681	78.2%	$33,306	16.3%
Storage	50,861	17.4	51,255	19.6	(394)	(0.8)
Other	4,004	1.3	5,908	2.2	(1,904)	(32.2)

	$292,852	100.0%	$261,844	100.0%	$31,008	11.8%

The net revenue increase for the fiscal year ended March 31, 2007 was largely due to an increase in sales of our ICP products and in particular, an increase in sales of our embedded products. The increase was offset by a marginal decline in storage revenues due to supply issues in the fourth quarter of fiscal 2007 and the effect of the discontinuance of our Fibre Channel HBA business. The decline in storage revenues was offset by new product introductions and our efforts to enhance our sales channels in Europe. The decrease in other revenues was due to our focus on new product development.

As a result of our efforts to reduce ongoing operating expenses, we have refocused our product development efforts on focus products and away from nonfocus products. Product areas we have focused on are products that process, transport and store information. Our process technology products focus on utilizing our sixth generation of network processor cores and our Power Architecture portfolio to meet the needs of the converged IP/Ethernet network while the transport technology products focus on Metro Ethernet, Triple Play access technologies and error correction solutions. The storage technology products address the needs of mass storage based on high-performance sequential I/O. The nonfocus product areas are our legacy switching products, ASICs, Fibre Channel HBAs, SAN ICs, pointer processors, and legacy framers.

The following table illustrates revenue from our focus and nonfocus areas (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Focus	$254,066	86.8%	$207,331	79.2%	$46,735	22.5%
Nonfocus	38,786	13.2	54,513	20.8	(15,727)	(28.8)

	$292,852	100.0%	$261,844	100.0%	$31,008	11.8%

Gross Profit.  The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2007 and 2006 (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Net revenues	$292,852	100.0%	$261,844	100.0%	$31,008	11.8%
Cost of revenues	140,714	48.0	122,392	46.7	18,322	15.0

Gross profit	$152,138	52.0%	$139,452	53.3%	$12,686	9.1%

The increase in gross profit for the fiscal year ended March 31, 2007 compared to the fiscal year ended March 31, 2006, was primarily attributable to the overall increase in net revenues. The gross profit percentage for the fiscal year ended March 31, 2007 declined to 52.0% compared to 53.3% for the fiscal year ended March 31, 2006. This decline was primarily due to price erosion and product mix changes offset by cost improvements, $1.4 million reduction in warranty reserves and $2.0 million in additional gross profit relating to an arrangement with a customer to buy down a part of its future commitment to purchase products from us.

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

Research and Development and Selling, General and Administrative Expenses.  The following table presents research and development and selling, general and administrative expenses for the fiscal years ended March 31, 2007 and 2006 (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Research and development	$96,418	32.9%	$93,770	35.8%	$2,648	2.8%
Selling, general and administrative	$67,971	23.2%	$62,157	23.7%	$5,814	9.4%

Research and Development.  R&D expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 2.8% for the fiscal year ended March 31, 2007 compared to the fiscal year ended March 31, 2006, was primarily due to an increase of $5.4 million in technology access fees, $1.2 million in personnel expenses related to the acquisition of Quake, $1.2 million in outside contractors, $1.1 million in stock-based compensation expenses and $0.9 million in other expenses, offset by a decrease of $2.9 million in foundry expenses, $1.4 million in testing costs, $0.7 million in packaging costs, $0.5 million in software expenses and $1.6 million increase in credits from order settlements.

Selling, General and Administrative.  SG&A expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 9.4% for the fiscal year ended March 31, 2007 compared to the fiscal year ended March 31, 2006, was primarily due to an increase of $3.0 million in outside contractors, $2.3 million in personnel-related expenses, $2.2 million in stock based compensation, $1.4 million in external sales commissions, $1.0 in marketing communications, and $0.5 in travel expenses, offset by a decrease of $1.8 million in facilities cost, $1.3 million in indirect material and services, $1.0 million in corporate allocations and $0.5 million in corporate donations.

Stock-Based Compensation.  The following table presents stock-based compensation expense for the fiscal years ended March 31, 2007 and 2006, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Costs of revenues	$594	0.2%	$89	0.1%	$505	567.4%
Research and development	3,765	1.3	2,690	1.0	1,075	39.9
Selling, general and administrative	5,994	2.0	3,761	1.4	2,233	59.4

	$10,353	3.5%	$6,540	2.5%	$3,813	58.3%

The amounts included in the fiscal year ended March 31, 2007 reflect the adoption of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated statements of operations for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

The increase in stock-based compensation expense for the fiscal year ended March 31, 2007 compared to the fiscal year ended March 31, 2006 was primarily due to the impact of the adoption of SFAS 123(R). The stock-based compensation expense recorded for the fiscal year ended March 31, 2006 relates primarily to the amortization of deferred compensation related to acquisitions. Deferred compensation is the difference between the fair value of our common stock at the date of each acquisition and the exercise price of the unvested stock options assumed in the acquisition.

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

Restructuring Charges.  The following table presents restructuring charges for the fiscal years ended March 31, 2007 and March 31, 2006 (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Restructuring charges	$1,291	0.4%	$12,602	4.8%	(11,311)	(89.8)%

Interest and Other Income.  The following table presents interest and other income for the fiscal years ended March 31, 2007 and 2006 (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Interest income, net	$13,125	4.5%	$15,617	6.0%	$(2,492)	(16.0)%
Other income, net	$250	0.1%	$256	0.1%	$(6)	(2.3)%

Interest Income, net.  Net interest income, net of management fees, reflects interest earned on cash and cash equivalents and short-term investment balances as well as realized gains and losses from the sale of short-term investments, less interest expense on our debt. The decrease for fiscal year ended March 31, 2007 compared to the fiscal year ended March 31, 2006, was primarily due to the impact of lower cash and short-term investment balances.

Other Income, net.  Other income (expense), net for the fiscal ended March 31, 2007 and 2006 includes income from subleased property, realized losses on foreign currency hedges and net gains on disposals of property and equipment

Income Taxes.  The following table presents our income tax expense (benefit) for the fiscal years ending March 31, 2007 and 2006 (dollars in thousands):

	Fiscal Years Ended March 31,
	2007		2006
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Income tax expense (benefit)	$402	0.1%	$(636)	(0.2)%	$1,038	163.2%

The federal statutory income tax rate was 35% for the fiscal years ended March 31, 2007 and 2006. Our income tax expense in fiscal 2007 and 2006 primarily reflects estimated foreign and state taxes. Our income tax benefit in fiscal year ended March 31, 2006 relates to the reversal of a $1.1 million tax contingency accrual at our Israeli subsidiary. The contingency was originally set up in fiscal 2005 when we violated the terms of a tax holiday when we decided to exit our operations in Israel. As a result of a letter we received from the Israeli authorities which cleared us of this tax exposure, we reversed the contingent accrual.

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2008, our principal source of liquidity consisted of $142.9 million in cash, cash equivalents and short-term investments. Working capital as of March 31, 2008 was $172.9 million. Total cash, cash equivalents, and short-term investments decreased by $141.6 million during the year ended March 31, 2008 primarily as a result of cash paid for stock pursuant to our repurchase program of $77.7 million, reclassification to long-term marketable securities of $51.9 million and cash paid for strategic investments of $5.0 million. At March 31, 2008, $5.5 million remained available to repurchase shares under the authorized stock purchase program. At March 31, 2008, we had contractual obligations not included on our balance sheet totaling $40.2 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the fiscal year ended March 31, 2008, we used $6.2 million in cash from our operations compared to generating $12.5 million for our operations in the fiscal year ended March 31, 2007. Our net loss of $115.1 million for fiscal year ended March 31, 2008 included $113.5 million of non-cash charges such as $6.5 million of depreciation, $23.8 million of amortization of purchased intangibles, $71.5 million for goodwill impairment, $3.0 million for strategic investment impairment, $1.7 million for marketable securities impairment, $11.3 million of stock-based compensation charges recorded in accordance with SFAS 123(R) and $0.3 million in non-cash restructuring charges, off set by a $4.6 million gain on the sale of a strategic investment. The remaining change in operating cash flows for fiscal year ended March 31, 2008 primarily reflected increases in our inventories and deferred tax liability and decreases in accounts receivable, deferred revenue, other assets, accounts payable and accrued payroll and other accrued liabilities. The decrease in our accounts receivable balance is attributable primarily to decreased revenues and the timing of receivables. Our overall days sales outstanding decreased to 36 days for the period ended March 31, 2008, compared to 42 days for the period ended March 31, 2007. The increase in our inventory is attributable to purchases to support our longer term revenue goals.

For the fiscal year ended March 31, 2007, we generated $12.5 million in cash from our operations compared to using $4.6 million for our operations in the fiscal year ended March 31, 2006. Our net loss of $24.2 million for fiscal year ended March 31, 2007 included $59.7 million of non-cash charges such as $8.4 million of depreciation, $24.8 million of amortization of purchased intangibles, $13.3 million in acquired IPR&D, $10.4 million of stock-based compensation charges recorded in accordance with SFAS 123(R) and $2.8 million in non-cash restructuring charges. The remaining change in operating cash flows for fiscal year ended March 31, 2007 primarily reflected increases in our accounts receivable, inventories, other assets, and accounts payable and decreases in accrued payroll and other accrued liabilities and deferred revenue. The increase in our accounts receivable balance is attributable primarily to increased revenues and timing of receivables.

We generated $68.6 million of cash in investing activities during the fiscal year ended March 31, 2008, compared to using $9.9 million during the fiscal year ended March 31, 2007. During the fiscal year ended March 31, 2008, we generated net proceeds of $73.5 million from short-term investment activities, $5.2 million from the sale of a strategic investment and $1.6 million from the sale of real estate, offset by $5.0 million used for strategic investments and $7.0 million for the purchase of property, equipment and other assets. During the year ended March 31, 2008, we reclassified $0.6 million related to a strategic equity investment from other assets to short-term investment. This investment was subsequently liquidated during fiscal year 2008 for $5.2 million. As of March 31, 2008, we also reclassified $51.9 million from short-term investments to marketable securities. This represents the balance of investments where the fair value of the investments have been below its amortized cost for a continuous period of more than twelve months. We have the intent and ability to hold these securities to either maturity, if applicable, or until the fair value of these securities are at or above the amortized cost.

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

We used $71.3 million of cash in financing activities during the fiscal year ended March 31, 2008, compared to using $0.1 million for the fiscal year ended March 31, 2007. The major financing use of cash for the fiscal year ended March 31, 2008 was open market repurchase of our common stock and funding of structured stock repurchase agreement for $98.8 million offset by net funds received from structured stock repurchase programs of $21.1 million and the sales of common stock through employee stock options and stock purchase program of $6.4 million. At March 31, 2008, $5.5 million remained available to repurchase shares under the authorized program, as amended.

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

In August 2004, our board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. During the year ended March 31, 2008, we repurchased 5.0 million shares of our common stock for approximately $57.0 million on the open market. During the year ended March 31, 2007, we repurchased 1.6 million shares (reflects the number of shares as adjusted to reflect the 1-for-4 reverse stock split on December 10, 2007) of our common stock for approximately $20.1 million on the open market. From the time the program was first implemented through March 31, 2008, we have repurchased on the open market a total of 8.9 million shares at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery to us. At March 31, 2008, $5.5 million remained available to repurchase shares under the authorized program.

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

During the year ended March 31, 2008, we received $21.1 million in cash and 2.1 million in shares of our common stock at an effective purchase price of $11.18 per share from open structured stock repurchase programs. During the year ended March 31, 2007, we received $27.0 million in cash and 1.9 million in shares of our common stock at an effective purchase price of $13.00 per share from open structured stock repurchase programs. At March 31, 2008, we had no structured stock repurchase agreements open. From the inception of our most recent stock repurchase program through March 31, 2008, we entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements through March 31, 2008, we received $136.6 million in cash and 7.8 million shares of our common stock at an effective purchase price of $10.16 per share.

The table below is a summary of our repurchase program share activity for the years ended March 31, 2008 and 2007 (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2008	2007

Open market repurchases:
Aggregate repurchase price	$56,950	$20,137
Repurchased shares	4,950	1,561

Average price per share	$11.50	$12.90

Structured agreements:
Shares acquired in settlement	2,057	1,924

Average price per share*	$11.18	$13.00

Total shares acquired by repurchase or in settlement	7,007	3,485

Average price per share	$11.41	$12.96

*	The average price per share of shares acquired in settlements of structured stock repurchase agreements during the fiscal years ended March 31, 2008 and 2007 does not include gains on settlements in cash of $2.3 million and $1.7 million, respectively.

The following table summarizes our contractual operating leases and other purchase commitments as of March 31, 2008 (in thousands):

		Other
	Operating	Purchase
	Leases	Commitments	Total

Fiscal Years Ending March 31, 2009	$13,425	$21,674	$35,099
2010	4,140	—	4,140
2011	984	—	984
2012 and thereafter	—	—	—

Total minimum payments	$18,549	$21,674	$40,223

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at March 31, 2008.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2008, our investment portfolio included fixed-income securities classified as available-for-sale investments and marketable securities with an aggregate fair market value of $152.1 million and a cost basis of $157.3 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. Based on an evaluation of securities that have been in a continuous loss position at March 31, 2008, the Company has determined the decline in the fair value of certain securities to be other-than-temporary and accordingly has written down such securities by approximately $1.7 million. As of March 31, 2008, we have not recorded a write-down adjustment in connection with our other securities in a continuous loss position with unrealized losses of $6.4 million, as we believe that such loss is not other-than-temporary. We also have $1.2 million in unrealized gains.

The following table presents the hypothetical changes in fair value of our short-term investments and marketable securities held at March 31, 2008 (in thousands):

				Fair Value
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points (‘‘BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)	March 31, 2008	50 BPS	100 BPS	150 BPS

Available-for-sale investments	$160,519	$157,561	$154,819	$152,119	$149,656	$147,311	$144,864

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the reports we file or submit with the SEC pursuant to the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, a control may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

As required by SEC Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K.

Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2008.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2008.

The effectiveness of our internal control over financial reporting as of March 31, 2008 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited Applied Micro Circuits Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Micro Circuits Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Applied Micro Circuits Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008 and our report dated May 21, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
May 21, 2008

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

(a) Executive Officers — See the section entitled “Executive Officers of the Registrant” in Part I, Item 1 of this report.

(b) Directors — The information required by this Item is contained in the section entitled “Election of Directors” in the Proxy Statement and is incorporated herein by reference.

Additional information required by this Item is incorporated by reference to the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a code of business conduct and ethics that all executive officers and management employees must review and abide by (including our principal executive officer, principal financial officer and principal accounting officer), which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at http://www.amcc.com in the Investor Relations section under the heading “Corporate Governance” in the “Essential Governance Documents” subsection. We will promptly disclose on our website (1) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified officers and the name of such person who is granted the waiver.

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

(2) Financial Statement Schedule

For the three fiscal years ended March 31, 2008 — Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

See Item 15(b) below.

(b) The following exhibits are filed or incorporated by reference into this report:

3	.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3	.2(2)	Amended and Restated Bylaws of the Company.
3	.3(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
4	.1(3)	Specimen Stock Certificate.
10	.1(3)	Form of Indemnification Agreement between the Company and each of its officers and directors.
10	.2(16)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.
10	.3(16)*	Form of Option Agreement under the 1992 Equity Incentive Plan.
10	.4(16)*	1992 Equity Incentive Plan.
10	.5(11)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.
10	.6(3)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.
10	.9(3)	Industrial Real Estate Lease dated October 29, 1996 between the Company and ADI Mesa Partners AMCC, L.P.
10	.24(5)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.
10	.26(4)*	1998 Stock Incentive Plan of Cimaron Communications Corporation, as amended.
10	.30(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated February 17, 1999.
10	.32(9)	Amendment No. 1 to Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated November 30, 1999.
10	.33(4)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.
10	.34(16)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.
10	.35(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.
10	.37(5)	MMC Networks, Inc. 1997 Stock Plan and form of Option Agreement.
10	.38(4)*	AMCC Deferred Compensation Plan.
10	.42(10)+	Patent License Agreement between the Company and IBM dated September 28, 2003.
10	.43(10)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.
10	.47(12)*	Offer of Employment dated February 22, 2005 by and between the Company and Kambiz Hooshmand.
10	.52(13)*	Amendment to Offer of Employment dated February 8, 2006 by and between the Company and Kambiz Hooshmand.
10	.53(14)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.
10	.54(14)*	Offer of Employment dated April 27, 2005, by and between the Company and Daryn Lau.
10	.55(14)*	Employment and Non-Solicitation Agreement dated May 24, 2004 by and between the Company and Brian Wilkie.
10	.57(16)*	Employment and Non-Solicitation Agreement dated March 17, 2004 by and between the Company and Barbara Murphy.
10	.58(15)*	Executive Severance Benefit Plan dated September 19, 2007.
10	.59(18)*	Severance and Consulting Agreement dated February 1, 2008 by and between the Company and Robert Bagheri.

11	.1(8)	Computation of Per Share Data under SFAS 128.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 56).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 1999.

(7)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(8)	The Computation of Per Share Data under SFAS 128 is included in the Notes to the Consolidated Financial Statements included in this Report.

(9)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2000.

(10)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.

(12)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

(13)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed March 3, 2006.

(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

(15)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed November 9, 2007

(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

(17)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(18)	Incorporated by reference to Exhibit 99.1 file with the Company’s Current Report on Form 8-K filed February 7, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ Kambiz Hooshmand
Kambiz Hooshmand
President and Chief Executive Officer

Date: May 27, 2008

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

Signature	Title	Date

/s/ Kambiz Hooshmand Kambiz Hooshmand	Chief Executive Officer, President and Director (Principal Executive Officer)	May 27, 2008

/s/ Robert G. Gargus Robert G. Gargus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 27, 2008

/s/ Cesar Cesaratto Cesar Cesaratto	Chairman of the Board	May 27, 2008

/s/ Niel Ransom Niel Ransom	Director	May 27, 2008

/s/ Fred Shlapak Fred Shlapak	Director	May 27, 2008

/s/ Arthur B. Stabenow Arthur B. Stabenow	Director	May 27, 2008

/s/ Julie H. Sullivan Julie H. Sullivan	Director	May 27, 2008

/s/ Donald Colvin Donald Colvin	Director	May 27, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Applied Micro Circuits Corporation

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2008. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Applied Micro Circuits Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Applied Micro Circuits Corporation changed its method of accounting for stock-based compensation as of April 1, 2006 and its method of accounting for uncertain tax positions as of April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Micro Circuits Corporation’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 21, 2008 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
May 21, 2008

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2008	2007
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$42,689	$51,595
Short-term investments-available-for-sale	100,200	232,875
Accounts receivable, net	28,800	32,558
Inventories	37,966	31,286
Other current assets	11,340	14,438

Total current assets	220,995	362,752
Marketable securities	51,919	—
Property and equipment, net	25,995	27,150
Goodwill	264,130	335,857
Purchased intangibles, net	56,025	79,787
Other assets	13,783	10,966

Total assets	$632,847	$816,512

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$25,518	$26,893
Accrued payroll and related expenses	6,087	10,021
Other accrued liabilities	14,655	16,383
Deferred revenue	1,917	2,393

Total current liabilities	48,177	55,690
Deferred tax liability	3,958	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at March 31, 2008 and 157,500 at March 31, 2007
Issued and outstanding shares — 64,779 at March 31, 2008 and 70,743 at March 31, 2007	648	709
Additional paid-in capital	5,896,616	5,956,344
Accumulated other comprehensive income (loss)	(4,976)	224
Accumulated deficit	(5,311,576)	(5,196,455)

Total stockholders’ equity	580,712	760,822

Total liabilities and stockholders’ equity	$632,847	$816,512

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2008	2007	2006
	(In thousands, except per share data)

Net revenues	$246,146	$292,852	$261,844
Cost of revenues	126,668	140,714	122,392

Gross profit	119,478	152,138	139,452
Operating expenses:
Research and development	97,550	96,418	93,770
Selling, general and administrative	61,907	67,971	62,157
Acquired in-process research and development	—	13,300	—
Amortization of purchased intangible assets	5,321	4,995	4,588
Restructuring charges	2,985	1,291	12,602
Option investigation, net	1,072	5,344	—
Goodwill impairment charges	71,494	—	131,216
Litigation settlement, net	1,125	—	—

Total operating expenses	241,454	189,319	304,333

Operating loss	(121,976)	(37,181)	(164,881)
Interest income, net	8,635	13,125	15,617
Other income, net	1,944	250	256

Loss before income taxes	(111,397)	(23,806)	(149,008)
Income tax expense (benefit)	3,724	402	(636)

Net loss	$(115,121)	$(24,208)	$(148,372)

Basic and diluted net loss per share:
Net loss per share	$(1.70)	$(0.34)	$(1.97)

Shares used in calculating basic and diluted net loss per share	67,775	71,076	75,210

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2008	2007	2006
	(In thousands)

Operating activities:
Net loss	$(115,121)	$(24,208)	$(148,372)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation	6,542	8,410	12,902
Amortization of purchased intangibles	23,762	24,751	22,232
Acquired in-process research and development	—	13,300	—
Goodwill and purchased intangible asset impairment charges	71,494	—	131,216
Stock-based compensation expense:
Stock options	9,350	10,211	6,540
Restricted stock units	1,957	142	—
Non-cash restructuring charges	316	2,798	4,395
Litigation settlement	1,125	—	—
Realized gain on sale of strategic investment	(4,649)	—	(672)
Impairment of strategic investment	3,000	—	—
Impairment of marketable securities	1,682	—	—
Net loss (gain) on disposals of property	23	120	(4)
Changes in operating assets and liabilities:
Accounts receivable	3,758	(4,790)	2,277
Inventories	(6,680)	(5,307)	(6,927)
Other assets	2,282	(1,336)	34,388
Accounts payable	(1,375)	1,214	640
Accrued payroll and other accrued liabilities	(7,103)	(11,566)	(62,782)
Deferred tax liability	3,957	—	—
Deferred revenue	(476)	(1,230)	(403)

Net cash provided by (used for) operating activities	(6,156)	12,509	(4,570)

Investing activities:
Proceeds from sales and maturities of short-term investments	623,619	468,570	1,082,451
Purchases of short-term investments	(550,137)	(403,080)	(1,025,274)
Purchase of property, equipment and other assets	(7,021)	(6,732)	(7,933)
Proceeds from the sale of strategic equity investments	5,249	—	672
Purchase of strategic investment	(5,000)	(1,500)	(3,500)
Proceeds from sale of real estate	—	4,788	—
Proceeds from sale of property, equipment and other assets	1,646	—	101
Net cash paid for acquisitions	232	(71,971)	—

Net cash provided by (used for) investing activities	68,588	(9,925)	46,517

Financing activities:
Proceeds from issuance of common stock	6,431	2,850	6,745
Repurchase of company stock	(56,950)	(20,137)	(9,947)
Funding of structured stock repurchase agreements	(41,830)	(9,398)	(105,000)
Funds received from structured stock repurchase agreements including gains	21,112	26,963	40,144
Payments on long-term debt	—	(289)	(34)
Other	(101)	(103)	(126)

Net cash used for financing activities	(71,338)	(114)	(68,218)

Net increase (decrease) in cash and cash equivalents	(8,906)	2,470	(26,271)
Cash and cash equivalents at beginning of year	51,595	49,125	75,396

Cash and cash equivalents at end of year	$42,689	$51,595	$49,125

Supplementary cash flow disclosure:
Cash paid for:
Interest	$17	$4	$86

Income taxes	656	369	884

Unrealized gains/(losses) on available for sale securities	(4,998)	11,823	(4,279)

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)

Balance, March 31, 2005	77,082	$772	$6,016,269	$(9,101)	$(6,867)	$(5,023,875)	$977,198
Issuance of common stock	966	10	6,735	—	—	—	6,745
Repurchase of common stock	(991)	(10)	(9,937)	—	—	—	(9,947)
Funding of structured stock repurchase agreements	(3,197)	(32)	(104,968)	—	—	—	(105,000)
Funds received from structured stock repurchases agreements including gains	—	—	40,144	—	—	—	40,144
Stock-based compensation expense	—	—	—	6,540	—	—	6,540
Elimination of deferred compensation related to terminations	—	—	(474)	474	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(148,372)	(148,372)
Foreign currency translation loss	—	—	—	—	(221)	—	(221)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(4,279)	—	(4,279)

Total comprehensive loss	—	—	—	—	—	—	(152,872)

Balance, March 31, 2006	73,860	740	5,947,769	(2,087)	(11,367)	(5,172,247)	762,808
Issuance of common stock	368	4	2,846	—	—	—	2,850
Repurchase of common stock	(1,561)	(16)	(20,121)	—	—	—	(20,137)
Funding of structured stock repurchase agreements	(1,924)	(19)	(9,379)	—	—	—	(9,398)
Funds received from structured stock repurchases agreements including gains	—	—	26,963	—	—	—	26,963
Stock-based compensation expense	—	—	10,353	—	—	—	10,353
Elimination of deferred compensation related to adoption of SFAS 123(R)	—	—	(2,087)	2,087	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(24,208)	(24,208)
Foreign currency translation loss	—	—	—	—	(232)	—	(232)
Unrealized gain on short-term investments, net of tax	—	—	—	—	11,823	—	11,823

Total comprehensive loss	—	—	—	—	—	—	(12,617)

Balance, March 31, 2007	70,743	709	5,956,344	—	224	(5,196,455)	760,822
Issuance of common stock	1,043	10	6,421	—	—	—	6,431
Repurchase of common stock	(4,950)	(50)	(56,900)	—	—	—	(56,950)
Funding of structured stock repurchase agreements	(2,057)	(21)	(41,809)	—	—	—	(41,830)
Funds received from structured stock repurchases agreements including gains	—	—	21,112	—	—	—	21,112
Stock-based compensation expense	—	—	11,448	—	—	—	11,448
Comprehensive loss:
Net loss	—	—	—	—	—	(115,121)	(115,121)
Foreign currency translation loss	—	—	—	—	(202)	—	(202)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(4,998)	—	(4,998)

Total comprehensive loss	—	—	—	—	—	—	(120,321)

Balance, March 31, 2008	64,779	$648	$5,896,616	$—	$(4,976)	$(5,311,576)	$580,712

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

Applied Micro Circuits Corporation (“AMCC” or the “Company”) provides semiconductor and board level products that are used for the processing, transporting and storing of information worldwide. The Company blends systems and software expertise with high-performance, high-bandwidth silicon integration to deliver silicon, hardware and software solutions for global wide area networks (WAN), embedded applications such as PowerPC and programmable system-on-a-chip (“SOC”) architectures, storage area networks (SAN), and high-growth storage markets such as SATA and SAS RAID. AMCC’s corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation.

Accounting changes:

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” See “Note 6: Income Taxes” for further discussion.

1-for-4 reverse stock split:

On November 14, 2007, the Company’s board of directors (the “Board”) approved a 1-for-4 reverse stock split of the Company’s common stock in accordance with a previous approval by the Company’s stockholders on March 9, 2007. At the same time, the authorized shares of common stock were changed from 630.0 million (pre-split, or 157.5 million post-split) to 375.0 million (post-split). All reserved, issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and disclosures made in the accompanying notes to the financial statements. The Company regularly evaluates estimates and assumptions related to allowances for doubtful accounts, sales returns and allowances, warranty reserves, inventory reserves, goodwill and purchased intangible asset valuations and useful lives, share-based compensation, other than temporary impairments of investments, potential litigation settlement accruals, restructuring costs and deferred income tax asset, liability and valuation allowances. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”), No. 104, Revenue Recognition. The Company recognizes product revenue when the following criteria are met: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectibility is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. Revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, the Company records reductions to revenue, at the time of shipment, for estimated allowances such as returns, competitive pricing programs and rebates. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA or free carrier shipping point. If actual returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue would result.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents.

Short-Term Investments and Marketable Securities

The Company defines short-term investments and marketable securities as income-yielding securities that can be converted to cash. Short-term investments and marketable securities consist of U.S. Treasury securities and agency bonds, corporate bonds, mortgage-backed and asset back securities, preferred stocks, publicly traded equity securities and closed-end bond funds. The Company accounts for its short-term investments and marketable securities under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The investments which are classified as available-for-sale are adjusted to market value at each period end with the offsetting unrealized gain or loss reflected as a separate component of stockholders’ equity, net of tax. These investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income, net. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations. The Company classifies its investment securities that have been in a continuous loss position of greater than 12 months as long-term marketable securities. The Company has the ability to hold such securities to either maturity or until recovery of the value to its amortized cost as long-term marketable securities.

The Company holds a variety of interest bearing securities that have varied underlying investments. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. The Company assesses the existence of impairment of its investments in accordance with SFAS 115 and related guidance issued by the FASB in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment is recorded in the consolidated statement of operations and reduces net income (increases net loss) for the applicable accounting period. The factors that determine whether a loss is temporary or other-than-temporary involve considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

near-term prospects of the issuer. In the future, if the Company no longer has the ability or intent to hold securities in a loss position to their maturity or a recovery in value, it may be required to recognize additional losses in its earnings for unrealized loss positions that it currently considers to be temporary in nature. As of March 31, 2008, the Company classified $51.9 million as long term investments. For the years ended March 31, 2008, 2007 and 2006 the Company recorded other-than-temporary impairment charges of $1.7 million, zero and zero, respectively, to current earnings. For the years ended March 31, 2008, 2007 and 2006, the Company did not record a write-down in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $6.4 million, $5.0 million and $12.3 million, respectively, as the Company believes that such losses were temporary. In evaluating its investment portfolio, the Company considered the judgmental factors discussed above and/or evaluated a decline in value of approximately 20% below its cost and has been in a continuous loss position for a period greater than 12 months, as being indicative of an impairment that was “other-than-temporary”.

Strategic Equity Investments

The Company enters into certain equity investments for the promotion of business and strategic objectives. These investments are valued using the cost basis-historical cost less any recognized impairments. The Company’s policy requires that these investments are periodically reviewed for impairments that are judged to be other than temporary. If the Company determines that the investment is impaired, the Company records loss through a charge to earnings which permanently reduces the cost basis of the investments. These losses are included in other income (expense), net on the consolidated statements of operations. During the fiscal year ended March 31, 2008, the Company recorded a loss from the write-down of a strategic investment of $3.0 million that management judged to be other than temporarily impaired, and also recorded a gain upon the sale of certain other strategic investment of $4.6 million.

Fair Value of Financial Instruments

The carrying value of cash equivalents, accounts receivable, accounts payable and accrued liabilities approximates fair value due to the short period of time to maturity. Fair values of short-term investments, marketable securities are based on quoted market prices or pricing models using current market data when available.

Concentration of Credit Risk

Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of available-for-sale securities, marketable securities and trade receivables. The Company believes that the credit risk in its trade receivables is mitigated by the Company’s credit evaluation process, relatively short collection terms and dispersion of its customer base. The Company generally does not require collateral and losses on trade receivables have historically been within management’s expectations.

The Company invests its excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed securities, asset-backed securities, preferred stocks, and closed-end bond funds primarily with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety, yield and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. For the fiscal year ended March 31, 2008, the Company wrote-down its marketable securities by approximately $1.7 million as it believed that the value of these securities was other than temporarily impaired. As of March 31, 2008, the Company had additional unrealized losses related to other securities of $6.4 million and has not written-down this amount as it believes that this decline in fair value is not other-than-temporary.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes warranty reserve activity (in thousands):

	Year Ended March 31,
	2008	2007

Beginning balance	$2,692	$4,066
Charged to costs of revenues	412	708
Acquired Quake Technologies warranty liability	—	202
Payments	(91)	(897)
Reductions to estimated liability	(1,538)	(1,387)

Ending balance	$1,475	$2,692

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets ranging from 3 to 31.5 years using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the term of the related lease or its estimated useful life.

Goodwill and Purchased Intangible Assets

Goodwill is recorded when the consideration paid for an acquisition exceeds the fair value of the identified net tangible and intangible assets acquired. Other purchased intangible assets, including such items as developed technology and trademarks, are amortized on a straight-line basis over the estimated useful lives of the respective assets, ranging from one to ten years.

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs its annual impairment review at the reporting unit level during the fourth quarter each fiscal year or more frequently if the Company believes indicators of impairment are present. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based upon the type of products under development by the acquired company, which initially generated the goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill,

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using a combination of the discounted cash flow analysis and/or market comparisons. The determination of fair values require significant judgment and estimates. For the years ended March 31, 2008, 2007 and 2006 the Company recorded goodwill impairment charges of $71.5 million, zero and $131.2 million, respectively.

The Company accounts for long-lived assets, including other purchased intangible assets, in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present. Reviews are performed to determine whether the carrying value of an asset is impaired, based on comparisons to undiscounted expected future cash flows. If this comparison indicates that there is impairment, the impaired asset is written down to fair value, which is typically calculated using: (i) quoted market prices and/or (ii) discounted expected future cash flows. Impairment is based on the excess of the carrying amount over the fair value of those assets. No impairment of intangible assets was recorded for any period presented.

Research and Development

Research and development costs are expensed as incurred. Substantially all research and development expenses are related to new product development and designing significant improvements to existing products.

Advertising Cost

Advertising costs of $1.3 million, $1.7 million and $0.5 million were expensed as incurred for each fiscal years ended March 31, 2008, 2007 and 2006, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Included in the income tax expense for the fiscal year ended March 31, 2008 is an adjustment of $3.9 million or $0.06 per share, basic and diluted, to establish deferred tax liabilities related to the amortization of tax-deductible goodwill in connection with the acquisition of the assets and licensed intellectual property associated with IBM’s Power PRS Switch Fabric product line which the Company acquired in September 2003. These adjustments relate to the periods subsequent to September 2003. The effect of this adjustment is not material to the current period or any other prior periods.

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. This method does not require a revision of prior periods for comparative purposes. No change to the value of the awards granted prior to the adoption of SFAS 123(R) is required. However, awards granted and still unvested on the date of adoption have been and will be attributed to expense under SFAS 123(R), including the application of the forfeiture rate on a prospective basis. The Company’s Consolidated Financial Statements for the fiscal years ended March 31, 2008 and 2007 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the fiscal years ended March 31, 2008 and 2007 was $11.3 million and $10.4 million, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25 (“APB 25”), Accounting for Stock Issued to Employees, as permitted under SFAS No. 123 Accounting for Stock-Based Compensation (“SFAS 123”). Under SFAS 123, stock-based compensation expense had been disclosed but not recognized in the Company’s Consolidated Statement of Operations. In the Company’s pro forma disclosure required under SFAS 123 for the periods prior to fiscal 2007, the Company accounted for forfeitures as they occurred. Stock-based compensation expense recognized under APB 25 for the fiscal year ended March 31, 2006 was $6.5 million.

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation. This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123,. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the fiscal years ended March 31, 2008 and 2007 and under APB 25 for the fiscal year ended March 31, 2006, which is as follows (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2008	2007	2006*

Stock-based compensation expense by type of awards
Stock options	$9,456	$10,211	$6,540
Restricted stock units	1,993	142	—

Total stock-based compensation	11,449	10,353	6,540
Stock-based compensation capitalized to inventory	(142)	—	—

Total stock-based compensation expense	$11,307	$10,353	$6,540

*	Stock-based compensation expense recorded in accordance with APB25, the intrinsic value method.

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

				Employee Stock
	Employee Stock Options			Purchase Plans
	Fiscal Years Ended			Fiscal Years Ended
	March 31,			March 31,
	2008	2007	2006(2)	2008	2007(1)	2006(2)

Expected life (years)	3.9	4.4	3.2	0.5	0.5	1.3
Risk-free interest rate	4.1%	4.7%	4.1%	3.6%	5.2%	2.9%
Volatility	0.50	0.55	0.52	0.54	0.43	0.64
Dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeiture	6.1%	5.7%	—%	—%	—%	—%
Weighted average fair value	$5.08	$7.72	$4.60	$2.98	$3.92	$6.00

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(1)	In fiscal 2007, the Company reduced its offering period under its employee stock purchase plan from 24 months to 6 months.

(2)	This was prior to the adoption of FAS 123(R) by the Company. The stock-based compensation expense for this period has been disclosed but not recognized in the Company’s Consolidated Financial Statements.

Compensation Amortization Period.  All stock-based compensation is amortized over the requisite service period of the awards, which is generally the same as the vesting period of the awards. The Company amortizes the fair value on a straight-line basis over the expected service periods.

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

Expected Forfeitures.  As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended March 31, 2008 and 2007 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures rates were based upon the average of expected forfeitures data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.

The following table summarizes stock-based compensation expense as it relates to the consolidated statement of operations (in thousands):

	Fiscal Year Ended March 31,
	2008	2007	2006*

Stock-based compensation included in various expenses:
Cost of revenues	$813	$594	$89
Research and development	4,797	3,765	2,690
Selling, general and administrative	5,839	5,994	3,761

Total stock-based compensation	11,449	10,353	6,540
Stock-based compensation capitalized to inventory	(142)	—	—

Total stock-based compensation expense	$11,307	$10,353	$6,540

*	This was prior to the adoption of FAS 123(R) by the Company. Stock-based compensation expense recorded in accordance with APB25, the intrinsic value method.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted average fair value per share of the restricted stock units awarded in the fiscal years ended March 31, 2008 and 2007 was $10.61 and $13.76, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

SFAS 123(R) will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2012 related to unvested share-based payment awards at March 31, 2008 is $20.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.4 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

In accordance with the requirements of the disclosure-only alternative of SFAS 123 and Statement of Financial Accounting Standards No. 148 (“SFAS 148”), Accounting for Stock-Based Compensation — Transition and Disclosure, set forth below is a pro forma illustration of the effect on net loss and net loss per share computed as if the Company had valued stock-based awards to employees using the Black-Scholes option pricing model instead of applying the guidelines provided by APB 25 in the fiscal year ended March 31, 2006 (in thousands, except per share data):

Fiscal Year Ended
March 31, 2006

Net loss	$(148,372)
Add:
Stock based employee compensation expense included in net loss, net of tax	6,540
Deduct:
Compensation expense determined under fair value based method for all awards, net of tax	(41,843)

Pro forma net loss	$(183,675)

Basic loss per share:
Net loss	$(1.97)

Net loss — pro forma	$(2.44)

Diluted loss per share:
Net loss	$(1.97)

Net loss — pro forma	$(2.44)

Comprehensive Income (Loss)

The FASB’s SFAS No. 130, Comprehensive Income (Loss), (“SFAS 130”) establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS 130 requires the change in net unrealized gains or losses on short-term investments, marketable securities and foreign currency translation gains and losses be included in comprehensive income (loss). Comprehensive income (loss) is included in our Consolidated Statements of Stockholders’ Equity.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated other comprehensive income (loss) consists of (in thousands):

	March 31,
	2008	2007

Unrealized loss on investments	$(5,190)	$(191)
Gain on foreign currency translation	214	415

	$(4,976)	$224

Segments of a Business Enterprise

The Company operates in one reportable operating segment. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had three operating segments at March 31, 2008, under the aggregation criteria set forth in SFAS 131, the Company operates in only one reportable operating segment.

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

Because the Company meets each of the criteria set forth in SFAS 131 and the three operating segments as of March 31, 2008 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, (“SFAS 157”). SFAS 157 defines fair value, establishes a framework and gives guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting SFAS 157 on its consolidated financial statements and currently does not expect a material impact.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company is currently evaluating whether to adopt SFAS 159.

In June 2007, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) in Issue No. 07-3 (“EITF 07-3”), Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires companies to defer and capitalize prepaid, nonrefundable research and development payments to third parties over the period that the research and development activities are performed or the services are provided, subject to an assessment of recoverability. EITF 07-3

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

is effective for new contracts entered into in fiscal years beginning after December 15, 2007, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting EITF 07-3 on its consolidated financial statements and currently does not expect a material impact.

In December 2007, the FASB issued SFAS No. 141(revised 2007), Business Combinations — a replacement of FASB Statement No. 141, (“SFAS 141(R)”). This statement retains the fundamental requirements of the original pronouncement requiring that the acquisition method of accounting, or purchase method, be used for all business combinations. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination, establishes the acquisition date as the date that the acquirer achieves control and requires the acquirer to recognize the assets acquired, liabilities assumed and any noncontrolling interest at their fair values as of the acquisition date. In addition, SFAS 141R requires, among other things, expensing of acquisition-related and restructuring-related costs, measurement of pre-acquisition contingencies at fair value, measurement of equity securities issued for purchase at the date of close of the transaction and capitalization of in-process research and development, all of which represent modifications to current accounting for business combinations. SFAS 141R is effective for fiscal years beginning after December 15, 2008. Adoption is prospective and early adoption is not permitted. Adoption of SFAS 141R will not impact the Company’s accounting for business combinations closed prior to its adoption, but given the nature of the changes noted above, the Company expects that its accounting for business combinations occurring subsequent to adoption will be significantly different than that applied following current accounting literature.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51, (“SFAS 160”). The statement changes how noncontrolling interests in subsidiaries are measured to initially be measured at fair value and classified as a separate component of equity. SFAS 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. No gains or losses will be recognized on partial disposals of a subsidiary where control is retained. In addition, in partial acquisitions, where control is obtained, the acquiring company will recognize and measure at fair value all of the assets and liabilities, including goodwill, as if the entire target company had been acquired. The statement is to be applied prospectively for fiscal years beginning on or after December 15, 2008. The Company will adopt the statement on April 1, 2009, which is the beginning of its 2010 fiscal year. The Company is currently evaluating the impact this statement will have, if any, on its consolidated financial position or results of operations.

2.	Investments

Short-Term Investments and Marketable Securities

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in comprehensive income (loss). The portion of such unrealized losses that are deemed to be other-than-temporary in nature are charged to the statement of operations. The basis for computing realized gains or losses is by specific identification.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of available-for-sale securities (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

At March 31, 2008:
U.S. Treasury securities and agency bonds	$8,486	$352	$—	$8,838
Corporate bonds	13,774	67	410	13,431
Mortgage-backed and asset-backed securities	52,794	509	466	52,837
Closed-end bond funds	59,866	128	4,373	55,621
Preferred stock and options	22,369	163	1,140	21,392

	$157,289	$1,219	$6,389	$152,119

Reported as:
Short-term investments available-for-sale				$100,200
Marketable securities				51,919

				$152,119

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

At March 31, 2007:
U.S. Treasury securities and agency bonds	$39,700	$39	$314	$39,425
Corporate bonds	21,175	31	328	20,878
Mortgage-backed and asset-backed securities	62,021	100	1,301	60,820
Closed-end bond funds	86,902	874	2,524	85,252
Preferred stock and options	22,649	50	496	22,203
Marketable equity securities*	600	3,697	—	4,297

	$233,047	$4,791	$4,963	$232,875

*	Marketable equity securities represents the Company’s equity investment in Mellanox Technologies, Ltd., an Israeli company listed on the Nasdaq Stock Market. The amortized cost of this investment was reclassified from other assets to short-term investments in the fiscal year ended March 31, 2007 and subsequently sold during the fiscal year ended March 31, 2008.

At March 31, 2008, the cost and estimated fair values of available-for-sale securities by contractual maturity are as follows (in thousands):

	Cost	Fair Value

Less than 1 year	$2,653	$2,657
Mature in 1 — 2 years	1,366	1,385
Mature in 3 — 5 years	23,425	23,569
Mature after 5 years	47,750	47,566

	$75,194	$75,177

Reported under:
Short-term investments available-for-sale		$50,152
Marketable securities		25,025

		$75,177

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has the intent and ability to hold the investments that have been classified as marketable securities until maturity or until the fair value of these securities are at least equal to the amortized costs. The following is a summary of gross unrealized losses as of March 31, 2008 (in thousands):

	Less Than 12 Months of		12 Months or More of
	Unrealized Losses		Unrealized Losses		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury securities and agency Bonds	$4,909	$7	$—	$—	$4,909	$7
Corporate bonds	2,070	101	5,924	309	7,994	410
Mortgage-backed and asset-backed securities	5,972	68	19,101	398	25,073	466
Closed-end bond funds	21,294	1,592	26,731	2,774	48,025	4,366
Preferred stock and options	11,720	1,124	163	16	11,883	1,140

	$45,965	$2,892	$51,919	$3,497	$97,884	$6,389

As of March 31, 2008, the Company determined that approximately $51.9 million of its available-for-sale securities to be long-term marketable securities because the Company has the ability and the intent to hold these securities until a recovery of the amortized cost is achieved, or, until maturity. The fair value of each of these securities had been less than its amortized cost for 12 or more consecutive months. Based on an evaluation of securities that have been in a continuous loss position at March 31, 2008, the Company determined the decline in the fair value of certain securities to be other-than-temporary and accordingly has written down such securities by approximately $1.7 million through earnings. As of March 31, 2008, the Company has not recorded an other than temporary adjustment through earnings in connection with certain other securities in a continuous loss position over the last 12 months with unrealized losses of approximately $6.4 million at March 31 2008, as they believe that such losses are temporary.

Strategic Equity Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other than temporary impairments. These investments are included in other assets on the Company’s balance sheet and are carried at cost or cost reduced by other than temporary impairments, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. For the years ended March 31, 2008, 2007 and 2006, the Company recognized gains of $4.6 million, zero and $0.7 million when investments in the privately held companies were sold. During the year ended March 31, 2008, the Company also fully impaired a strategic equity investment of $3.0 million. At March 31, 2008 and 2007, the balance of these investments included in other assets was $7.0 million and $5.0 million, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Certain Financial Statement Information

Accounts receivable:

	March 31,
	2008	2007
	(In thousands)

Accounts receivable	$30,113	$34,116
Less: allowance for bad debts	(1,313)	(1,558)

	$28,800	$32,558

Inventories:

	March 31,
	2008	2007
	(In thousands)

Finished goods	$28,753	$16,691
Work in process	5,338	9,630
Raw materials	3,875	4,965

	$37,966	$31,286

Other current assets:

	March 31,
	2008	2007
	(In thousands)

Deposits	$469	$1,247
Prepaid expenses	9,819	10,435
Interest receivable	410	1,104
Other	642	1,652

	$11,340	$14,438

Property and equipment:

	Useful	March 31,
	Life	2008	2007
	(In years)	(In thousands)

Machinery and equipment	5-7	$35,142	$43,084
Leasehold improvements	1-15	8,364	10,156
Computers, office furniture and equipment	3-7	64,386	76,809
Buildings	31.5	2,756	2,756
Land	N/A	9,800	11,302

		120,448	144,107
Less: accumulated depreciation and amortization		(94,453)	(116,957)

		$25,995	$27,150

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill and purchased intangible assets:

Goodwill is as follows (in thousands):

	Fiscal Years Ended March 31,
	2008	2007	2006

Goodwill beginning balance	$335,857	$296,260	$427,476
Goodwill related to acquisitions (Note 4)	—	39,597	—
Canadian tax settlement	(233)	—	—
Impairment charges (Note 8)	(71,494)	—	(131,216)

Goodwill ending balance	$264,130	$335,857	$296,260

During the year ended March 31, 2008, AMCC Canada (formerly Quake Technologies) received notification that its preacquisition Scientific Research and Experimental Development (“SRED”) claim was settled by the Canadian tax authorities. As the settlement amount was $0.2 million in excess of the assessed value of the refund at the time of the acquisition, the Company has recorded the value of this incremental refund through a reduction to goodwill.

Acquisition-related intangibles were as follows (in thousands):

	March 31, 2008			March 31, 2007
		Accumulated			Accumulated
		Amortization			Amortization
		and			and
	Gross	Impairments	Net	Gross	Impairments	Net

Developed technology	$425,000	$(383,745)	$41,255	$425,000	$(365,411)	$59,589
Backlog/customer relationships	6,330	(4,687)	1,643	6,330	(4,288)	2,042
Patents/core technology rights/tradename	62,305	(49,178)	13,127	62,305	(44,149)	18,156

	$493,635	$(437,610)	$56,025	$493,635	$(413,848)	$79,787

The estimated future amortization expense of purchased intangible assets charged to cost of sales and operating expenses as of March 31, 2008, is as follows (in thousands):

	Cost of	Operating
	Sales	Expenses	Total

Fiscal years ending March 31,
2009	$17,823	$5,237	$23,060
2010	12,097	4,018	16,115
2011	10,500	4,018	14,518
2012	875	852	1,727
2013	—	250	250
Thereafter	—	355	355

Total	$41,295	$14,730	$56,025

Other Assets:

	March 31,
	2008	2007
	(In thousands)

Non-current portion of prepaid expenses	$4,251	$3,386
Strategic investments	7,000	5,000
Other	2,532	2,580

	$13,783	$10,966

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued liabilities:

	March 31,
	2008	2007
	(In thousands)

Executive deferred compensation	$3,558	$3,422
Employee related liabilities	2,475	2,732
Restructuring liabilities	1,578	350
Warranty	1,475	2,692
Professional fees	785	1,199
Current income taxes	322	1,212
Other taxes	317	918
Other	4,145	3,858

	$14,655	$16,383

Interest income, net:

	Fiscal Years Ended March 31,
	2008	2007	2006
	(In thousands)

Interest income	$11,482	$13,982	$16,463
Net realized loss on short-term investments	(1,148)	(853)	(760)
Impairment of marketable securities	(1,682)	—	—
Interest expense	(17)	(4)	(86)

	$8,635	$13,125	$15,617

Other income, net:

	Fiscal Years Ended March 31,
	2008	2007	2006
	(In thousands)

Gain on strategic investments	$4,649	$21	$672
Impairment of strategic investment	(3,000)	—	—
Net (loss) gain on disposals of property	(21)	(61)	4
Net foreign currency gain (loss)	(51)	87	(543)
Other	367	203	123

	$1,944	$250	$256

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	Fiscal Years Ended March 31,
	2008	2007	2006

Net loss	$(115,121)	$(24,208)	$(148,372)
Shares used in basic and diluted net loss per share computation:
Weighted average common shares outstanding	67,775	71,076	75,210

Shares used in basic and diluted net loss per share computation	67,775	71,076	75,210

Basic and diluted net loss per share:
Basic and diluted net loss per share	$(1.70)	$(0.34)	$(1.97)

Because the Company incurred losses in the fiscal years ended March 31, 2008, 2007 and 2006, the effect of dilutive securities (comprising options and RSUs) totaling 237,000, 350,000 and 422,000 equivalent shares, respectively, have been excluded from the loss per share computation as their impact would be anti-dilutive.

4.	Acquisitions

The Company completed one acquisition during the three fiscal years ended March 31, 2008 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of such business acquired from the date of acquisition. Details of the acquired business are as follows:

Fiscal 2007

Quake Technologies, Inc. — On August 25, 2006, the Company acquired Quake Technologies, Inc. (“Quake”), a provider of 10 Gigabit Ethernet physical layer chips, for $81.2 million in cash including merger costs. Of the amount paid, $12.0 million was placed in escrow for at least one year in order to secure the indemnification obligations of Quake to the Company. During fiscal 2008, the funds in escrow were released to the former shareholders of Quake. In addition, the Company assumed unvested stock options covering 1.7 million shares of the Company’s common stock that had a fair value of $3.5 million. The fair value of the unvested options was calculated using a Black-Scholes method and is being recorded as stock-based compensation over the requisite service period.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with the Quake acquisition, the Company conducted valuations of the intangible assets acquired in order to allocate the purchase price in accordance with SFAS No. 141, Business Combinations, (“SFAS 141”). In accordance with SFAS 141, the Company has allocated the excess purchase price over the fair value of net tangible assets acquired to the identifiable intangible assets. The purchase price in the transaction was allocated as follows (in thousands):

Fiscal 2007
Quake

Net tangible assets	$8,411
In-process research and development	13,300
Developed technology	11,500
Backlog/customer relationships	2,800
Patents/core technology rights/tradename	3,200
Purchased inventory fair value adjustment	2,395
Stock-based compensation	3,417
Goodwill	39,597

Total consideration	$84,620

The total consideration issued in the acquisitions was as follows (in thousands):

Fiscal 2007
Quake

Cash paid and merger fees	$81,203
Value of assumed options	3,417

Total consideration	$84,620

The purchased inventory fair value adjustment represents the difference between the carrying value of work in process and finished goods inventory and the estimated selling price less costs to sell the related inventory at the date of acquisition.

During the fiscal year ended March 31, 2008, AMCC Canada received notification that its preacquisition SRED claim was settled by the Canadian tax authorities. As the settlement amount was $0.2 million in excess of the assessed value of the refund at the time of the acquisition, the Company has recorded the value of this incremental refund through a reduction to goodwill (not reflected in the table above).

No supplemental pro forma information is presented for the acquisition due to the immaterial effect of the acquisitions on the Company’s results of operations.

In-Process Research and Development

In-process research and development (“IPR&D”) totaled $13.3 million for the Quake acquisition completed in fiscal 2007. The amounts allocated to IPR&D were determined through established valuation techniques used in the high technology industry and were expensed upon acquisition as it was determined that the underlying projects had not reached technological feasibility and no alternative future uses existed. In accordance with SFAS No. 2, Accounting for Research and Development Costs, as clarified by FIN No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, an Interpretation of FASB Statement No. 2, amounts assigned to IPR&D meeting the above-stated criteria were charged to expense as part of the allocation of the purchase price.

The fair value of the purchased IPR&D for the above acquisition represents the present value of the estimated after-tax cash flows expected to be generated by the purchased technology, which, at the acquisition date, had not

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

yet reached technological feasibility. The cash flow projections for revenues were based on estimates of relevant market sizes and growth factors, expected industry trends, the anticipated nature and timing of new product introductions by the Company and its competitors, individual product sales cycles and the estimated life of each product’s underlying technology. Estimated operating expenses and income taxes were deducted from estimated revenue projections to arrive at estimated after-tax cash flows. Estimated operating expenses included cost of goods sold, marketing and selling expenses, general and administrative expenses and research and development expenses, including estimated costs to maintain the products once they have been introduced into the market and are generating revenue.

The IPR&D charge includes only the fair value of IPR&D performed as of the acquisition date. The fair value of developed technology is included in identifiable purchased intangible assets and future research and development is included in goodwill. The Company believes the amounts recorded as IPR&D, as well as developed technology, represent the fair values and approximate the amounts an independent party would pay for these projects at the time of the acquisition date.

The following table summarizes the significant assumptions at the acquisition date underlying the valuation for the Quake acquisition completed in fiscal 2007:

Range of
			Number	Range of	Estimated	Adjusted
	Development	IPR&D	of	Estimated %	Cost to	Discount
Company Acquired	Projects	Charge	Projects	Complete	Complete	Rates
		(In thousands)			(In thousands)

Fiscal 2007:
Quake Technologies	Serial physical layer	$13,300	2	35% - 76%	$4,536	23% - 29%

As of March 31, 2008, there was no significant change to the initial estimated cost to complete the projects under development at the time of the acquisition.

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

Common Stock

At March 31, 2008 the Company had 375.0 million shares authorized for issuance and approximately 64.8 million shares issued and outstanding. At March 31, 2007, there were approximately 70.7 million shares issued and outstanding.

In March 2007, the Company’s stockholders approved a proposal that allowed the Board to implement a reverse stock split on the common stock using any one of three approved ratios: 1-for-2, 1-for-3 or 1-for-4. On December 10, 2007, the Board implemented a 1-for-4 reverse stock split. All the share numbers in these financial statements have been restated to reflect this reverse stock split.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the year ended March 31, 2008, 5.0 million shares

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were repurchased on the open market at a weighted average price of $11.50 per share. From the time the program was implemented through March 31, 2008, a total of 8.9 million shares were repurchased on the open market at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery.

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

During the year ended March 31, 2008, the Company entered into structured stock repurchase agreements totaling $41.8 million. For those agreements that had been settled by March 31, 2008, the Company received 2.1 million shares of its common stock at a weighted average purchase price of $11.18 per share and $21.1 million in cash. At March 31, 2008, the Company had no outstanding structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program through March 31, 2008, the Company entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements through March 31, 2008, the Company received $136.6 million in cash and 7.8 million shares of its common stock at an effective purchase price of $10.16 per share.

At March 31 2008, $5.5 million remained available to repurchase shares under the stock repurchase program.

The table below is a summary of the Company’s repurchase program share activity for the years ended March 31, 2008 and 2007 (in thousands, except per share data):

	Fiscal Year
	Ended March 31,
	2008	2007

Open market repurchases:
Aggregate repurchase price	$56,950	$20,137
Repurchased shares	4,950	1,561

Average price per share	$11.50	$12.90

Structured agreements:
Shares acquired in settlement	2,057	1,924

Average price per share*	$11.18	$13.00

Total shares acquired by repurchase or in settlement	7,007	3,485

Average price per share	$11.41	$12.96

*	The average price per share of shares acquired in settlements of structured stock repurchase agreements during the fiscal years ended March 31, 2008 and 2007 does not include gains on settlements in cash of $2.3 million and $1.7 million, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2007, the Company’s stockholders approved a stock option exchange program to permit eligible employees to exchange outstanding stock options with exercise prices equal to or greater than $19.60 per share for a reduced number of restricted stock units to be granted under the 2000 Equity Incentive Plan. In May 2007, options for approximately 2.0 million shares of common stock with a weighted average exercise price of $33.99 were exchanged for approximately 0.4 million restricted stock units which vest semi-annually over a two year period. The exchange was considered a modification under SFAS 123(R), and the incremental expense associated with the modification is considered the fair value of the modification, which was immaterial, was included in stock-based compensation expense for the three months ended June 30, 2007.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company achieves certain rankings within a group of peer companies with respect to certain measures of performance by the end of fiscal 2008 as determined by the Compensation Committee.

At March 31, 2008, 2007, and 2006 there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Fiscal Years Ended March 31,
	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at beginning of year	12,486	$21.84	13,524	$23.28	16,679	$26.54
Granted and assumed	1,544	11.12	1,754	12.36	2,410	11.80
Exercised	(205)	7.32	(366)	7.80	(453)	3.28
Forfeited	(4,611)	27.42	(2,426)	25.12	(5,112)	30.40

Outstanding at end of year	9,214	$17.57	12,486	$21.84	13,524	$23.28

Vested at end of year	6,956	$19.39	9,894	$24.32	10,932	$26.00

The following is a further breakdown of the options outstanding at March 31, 2008 (options in thousands):

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$ 0.19 - $ 11.92	2,185	5.75	$9.61	1,379	$9.87
11.93 - 13.16	1,922	6.94	12.61	1,151	12.68
13.17 - 15.72	1,849	5.66	14.45	1,264	14.42
15.73 - 26.16	2,999	1.92	22.99	2,903	23.22
26.17 - 300.13	259	2.39	81.14	259	81.14

$ 0.19 - $300.13	9,214	4.64	$17.57	6,956	$19.39

As of March 31, 2008, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $1.1 million and options outstanding was $1.2 million. The aggregate pre-tax intrinsic value of options exercised during fiscal 2008 was 1.0 million.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

awards from the 2000 Equity Incentive Plan. In the future, all restricted stock unit awards will be made from the 1992 Equity Incentive Plan.

A summary of the Company’s restricted stock unit activity and related information in the fiscal years ended March 31, 2008 and 2007 is as follows (shares in thousands):

	Fiscal Years Ended March 31,
	2008	2007

Outstanding at the beginning of the year	184	—
Awarded during the year	1,405	194
Vested during the year	(221)	(3)
Cancelled during the year	(168)	(7)

Outstanding at the end of the year	1,200	184

The weighted average grant-date fair value per share of restricted stock units awarded during the fiscal years ended March 31, 2008 and 2007 was $10.61 and $13.76, respectively. The weighted average remaining contractual term for the restricted stock units outstanding as of March 31, 2008 was 2.5 years.

As of March 31, 2008, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $8.6 million and the aggregate pre-tax intrinsic value of restricted stock units exercised during fiscal 2008 was 2.2 million.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the fiscal year ended March 31, 2008, approximately 0.6 million shares were issued under this plan. There were no shares issued during the fiscal year ended March 31, 2007. At March 31, 2008, approximately 3.1 million shares had been issued under this plan and approximately 1.7 million shares were available for future issuance.

Common Shares Reserved for Future Issuance

At March 31, 2008, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Stock Options and Restricted Stock Units:
Granted and outstanding	9,214
Restricted Stock Units	1,200
Authorized for future grants	7,956
Stock purchase plan	1,670

20,040

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

Pre-tax income (loss) consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2008	2007	2006

Pre-tax loss:
Domestic	$(115,093)	$(25,374)	$(150,802)
Foreign	3,696	1,568	1,794

Total pre-tax loss	$(111,397)	$(23,806)	$(149,008)

Income tax expense (benefit) consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2008	2007	2006

Current:
Federal	$—	$—	$—
Foreign	(374)	314	(939)
State	141	88	303

Total current	(233)	402	(636)
Deferred:
Federal	3,370	—	—
State	587	—	—

Total deferred	3,957	—	—

	$3,724	$402	$(636)

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows (in thousands):

	Fiscal Years Ended March 31,
	2008		2007		2006
	$	%	$	%	$	%

Tax at federal statutory rate	$(38,989)	35%	$(8,332)	35%	$(52,153)	35%
In-process research and development	—		5,152	(22)	—	—
Goodwill	27,693	(25)	—	—	31,566	(21)
Tax exempt interest	—	—	—	—	(851)	—
State taxes, net of federal benefit	(4,161)	4	(889)	4	(5,565)	4
Federal tax credits	—	—	(4,858)	20	(4,858)	3
State tax credits	—	—	(1,561)	7	(1,579)	1
Valuation allowance	18,294	(16)	9,995	(42)	31,772	(21)
Change in contingency reserve	(442)	—	—	—	(1,475)	1
Other	1,329	(1)	895	(4)	2,507	(2)

	$3,724	(3)%	$402	(2)%	$(636)	—%

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	March 31,
	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$264,303	$351,959
Research and development credit carryforwards	68,418	114,969
Inventory write-downs and other reserves	13,278	18,501
Capitalization of inventory and research and development costs	11,688	17,220
Intangible assets	26,705	24,660
Other	24,783	21,125

Total deferred tax assets	409,175	548,434
Deferred tax liabilities:
Depreciation and amortization	(2,915)	(5,287)
Purchase accounting	(3,951)	(7,391)

Net deferred tax asset	402,309	535,756
Valuation allowance	(402,309)	(535,756)

	$—	$—

Deferred tax liability — goodwill amortization	(3,957)	—

	$(3,957)	$—

At March 31, 2008, the Company has federal and state research and development tax credit carryforwards of approximately $83.8 million and $46.3 million, respectively, which will begin to expire in fiscal 2010 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $971.6 million and $459.5 million, respectively, which will begin to expire in fiscal 2018 and fiscal 2009, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has completed a Section 382 analysis regarding the limitation of net operating loss and research and development tax credit carryforwards. There were no ownership changes identified. However, no 382 analysis was done with respect to the Company’s acquired net operating losses and research and development tax credit carryforwards. As a result, utilization of the portion of the Company’s net operating loss and tax credit carryforwards attributable to acquired entities may be restricted. The Company has removed the deferred tax assets for net operating losses of $101.2 million and research and development credits of $13.2 million from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance.

As a result of the adoption of SFAS 123(R), the Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At March 31, 2008, deferred tax assets do not include $2.5 million of excess tax benefits from stock-based compensation.

The Company has established a valuation allowance against its net deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

utilization of the Company’s loss carryback potential, management concluded that a full valuation allowance should be recorded in 2008, 2007 and 2006. Deferred tax liabilities associated with tax deductible goodwill from certain acquisitions cannot be considered a source of taxable income to support the realization of deferred tax assets because these deferred tax liabilities will not reverse until some indefinite future period.

The tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2008 will be accounted for as follows: approximately $140.7 million will be recognized as a reduction of income tax expense and $261.6 million will be recognized as an increase in stockholders’ equity for certain tax deductions from employee stock options.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on April 1, 2007. The adoption of FIN 48 was not material to the financial statements due to a full valuation allowance against deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $37.4 million, including interest and penalties.

The following is a tabular reconciliation of the Unrecognized Tax Benefits activity during the fiscal year ended March 31, 2008 (in thousands):

Unrecognized Tax Benefits — Opening Balance	$37,446
Gross decreases — tax positions in prior period	—
Gross increase — current-period tax positions	181
Settlements	(775)
Lapse of statute of limitations	—

Unrecognized Tax Benefits — Ending Balance	$36,852

If recognized, approximately $0.2 million of the $36.9 million of unrecognized tax benefits would affect the Company’s effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of March 31, 2008, the Company has not recognized any accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S, and various states and foreign jurisdictions. The Company currently has no years under examination by the Internal Revenue Service or any other state or foreign jurisdiction.

Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating loss and credit carryforwards. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for years before 2005.

The Company does not foresee significant changes to its unrecognized tax benefits within the next twelve months.

During the fiscal year ended March 31, 2008, the Company recorded a charge to income tax expense of $3.9 million to establish deferred tax liabilities related to the amortization of tax deductible goodwill in connection with the acquisition of assets and licensed intellectual property related to IBM’s Power PRS Switch Fabric line which the Company acquired in September 2003.

7.	Goodwill and Purchased Intangible Asset Impairments:

The Company performed the annual impairment assessments of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142. In accordance with SFAS 142, the Company compared the carrying value of each of its reporting units that existed at those times to their estimated fair values. In

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

performing the tests the Company had three reporting units. The Company determined and identified those reporting units in accordance with SFAS 142.

For fiscal 2008, the discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 10% to 15% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. Upon completion of the annual impairment test for fiscal 2008, the Company determined that there was an indicator of impairment because the estimated carrying value of one of the three reporting units exceeded its fair value. As a result, the Company performed additional impairment analyses as required by SFAS 142. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, the Company recorded an impairment charge of $71.5 million for its storage unit in the fourth quarter of fiscal 2008, which primarily relates to the deterioration of the projected future revenues associated with the products in our storage unit. The general market conditions were depressed and accordingly the planned product introductions are now not expected to ramp as quickly as previously expected in 2007 or during 2008, causing the near-term and longer-term forecasts to be lower. These forecasts represent the best estimate that the Company’s management has at this time and believes at this time to be reasonable. However, actual results could differ from these forecasts, which may result in a further impairment of goodwill.

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

For fiscal 2006, the discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 15% to 17% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% and terminal growth rates of 4%. Upon completion of the annual impairment test for fiscal 2006, the Company determined that there was an indication of impairment because the estimated carrying values of two of the three reporting units exceeded their respective fair values. As a result, we performed a step two analysis as required by SFAS 142. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. As a result of the analysis performed in step two the Company recorded a charge for $131.2 million in the fourth quarter of fiscal 2006. The $131.2 million goodwill impairment related to two reporting units: Storage and Embedded. The deterioration of

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

revenues associated with the storage products the Company acquired in its acquisition of JNI Corporation (“JNI”) in 2003 accounted for $81.5 million of the impairment charge. The market for these products was dominated by two companies and the Company was unable to secure commitments for sufficient volumes to warrant further investments in these products and to correspondingly increase its market penetration. The embedded products accounted for $49.7 million of the impairment charge. Delays in initiating the development of its next generation core affected new product development beyond its current generation of embedded products, resulting in lost opportunities for the next generation of embedded products.

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

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total

Liability, March 31, 2006	$5,830	$1,814	$—	$7,644
Charged to expense	500	328	2,794	3,622
Cash payments	(5,287)	(504)	—	(5,791)
Noncash charges	—	—	(2,794)	(2,794)
Reductions to estimated liability	(693)	(1,638)	—	(2,331)

Liability, March 31, 2007	350	—	—	350
Charged to expense	1,993	853	316	3,162
Cash payments	(1,441)	—	—	(1,441)
Noncash charges	—	—	(316)	(316)
Reductions to estimated liability	(177)	—	—	(177)

Liability, March 31, 2008	$725	$853	$—	$1,578

The following tables provide detailed activity related to the restructuring programs during the fiscal years ended March 31, 2008 and 2007 (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total

April 2003 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)
Reductions to estimated liability	—	(819)	—	(819)

Liability, March 31, 2007	$—	$—	$—	$—

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total

July 2005 Restructuring Program
Liability, March 31, 2006	$—	$907	$—	$907
Cash payments	—	(88)	—	(88)
Reductions to estimated liability	—	(819)	—	(819)

Liability, March 31, 2007	$—	$—	$—	$—

March 2006 Restructuring Program
Liability, March 31, 2006	5,830	—	—	5,830
Charged to expense	—	328	2,794	3,122
Cash payments	(4,917)	(328)	—	(5,245)
Noncash charge	—	—	(2,794)	(2,794)
Reductions to estimated liability	(613)	—	—	(613)

Liability, March 31, 2007	$300	$—	$—	$300
Cash payments	(155)	—	—	(155)
Reductions to estimated liability	(145)	—	—	(145)

Liability, March 31, 2008	$—	$—	$—	$—

June 2006 Restructuring Program
Charged to expense	$500	$—	$—	$500
Cash payments	(370)	—	—	(370)
Reductions to estimated liability	(80)	—	—	(80)

Liability, March 31, 2007	$50	$—	$—	$50
Cash payments	(18)	—	—	(18)
Reductions to estimated liability	(32)	—	—	(32)

Liability, June 30, 2007	$—	$—	$—	$—

July 2007 Restructuring Program
Charged to expense	$733	$—	$—	$733
Cash payments	(709)	—	—	(709)

Liability, March 31, 2008	$24	$—	$—	$24

September 2007 Restructuring Program
Charged to expense	$812	$—	$—	$812
Cash payments	(459)	—	—	(459)

Liability, March 31, 2008	$353	$—	$—	$353

March 2008 Restructuring Program
Charged to expense	$448	$853	$316	$1,617
Cash payments	(100)	—	—	(100)
Noncash charge	—	—	(316)	(316)

Liability, March 31, 2008	$348	$853	$—	$1,201

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In March 2006, the Company communicated and began implementation of a plan to exit its operations in France and India and reorganize part of its manufacturing operations. The restructuring program included the elimination of 68 positions. The Company recorded a charge of $7.6 million, consisting of $6.0 million for employee severances, $1.0 million for operating lease write-offs and $0.6 million for asset impairments. During fiscal 2007, the Company recorded additional net charges of $2.5 million, consisting of $0.2 million for excess lease liability, $0.1 million for operating lease commitments and $2.8 million for asset impairments, offset by $0.6 million in workforce reduction liability adjustments. During fiscal 2008, the Company paid all its remaining liabilities related to this restructuring program and recorded a reversal of the remaining liability through restructuring expense.

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

In July 2007, the Company implemented another restructuring program. The July 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 29 positions. As a result of the July 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During fiscal 2008, the Company paid down part of its remaining liability.

In September 2007, the Company implemented another restructuring program. The September 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 28 positions. As a result of the September 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During fiscal 2008, the Company recorded an additional $0.1 million for employee severances and paid down part of its remaining liability.

In March 2008, the Company implemented another restructuring program. The March 2008 restructuring program was implemented to reduce job redundancies. The restructuring program consisted of the elimination of 20 positions. As a result of the March 2008 restructuring program, the Company recorded a net charge of $1.6 million, consisting of $0.4 million for employee severances, $0.9 million for operating lease impairment and $0.3 million for an asset impairment.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through fiscal 2011. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also leases certain engineering design software tools under non-cancelable operating leases expiring through fiscal 2011. Other purchase commitments relate primarily to non-cancelable inventory purchase commitments.

The following table summarizes our contractual operating leases and other purchase commitments as of March 31, 2008 (in thousands):

		Other
	Operating	Purchase
	Leases	Commitments	Total

Fiscal Years Ending March 31,
2009	$13,425	$21,674	$35,099
2010	4,140	—	4,140
2011	984	—	984
2012 and thereafter	—	—	—

Total minimum payments	$18,549	$21,674	$40,223

The Company did not have any off balance sheet arrangements at March 31, 2008.

Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 2008, 2007, and 2006 was $2.9 million, $2.6 million, and $4.1 million, respectively.

10.	Employee Retirement Plan

Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board. Employer contributions vest to participants at a rate of 33% per year of service. The total contributions under the plan charged to operations totaled $1.0 million, $1.0 million, and $0.8 million for the years ended March 31, 2008, 2007 and 2006, respectively.

11.	Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in any of the three years ended March 31, 2008 were as follows:

	2008	2007	2006

Avnet	22%	23%	21%
Sanmina — SCI	*	*	10%

*	Less than 10% of total net revenues for period indicated.

On July 5, 2005, Avnet acquired Insight Electronics. For purposes of the table above, the shipments to Insight Electronics and Avnet were retroactively combined for all periods presented.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2008	2007	2006

United States of America	$86,964	$127,226	$115,043
Other North America	23,553	24,214	27,686
Europe	45,030	50,780	47,246
Asia	89,532	89,571	70,951
Other	1,067	1,061	918

	$246,146	$292,852	$261,844

As of March 31, 2008 and 2007, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas was not material.

12.	Contingencies

Legal Proceedings

The Company acquired JNI in October 2003. In October 2001, a shareholder derivative lawsuit was filed against JNI and certain of its former officers and directors in the Superior Court of the State of California in the County of San Diego, case no. GIC 775153. The complaint alleged that between October 16, 2000 and January 24, 2001, the defendants breached their fiduciary duty by failing to adequately oversee the activities of management and that JNI allegedly made false statements about its business and results causing its stock to trade at artificially inflated levels. The court sustained JNI’s demurrers to each of the plaintiff’s complaints and dismissed the complaint in June 2002. In June 2002, the court granted Sik-Lin Huang’s motion to intervene. Huang filed a complaint in intervention in July 2002. In September 2002, JNI’s board of directors appointed a special litigation committee to investigate the allegations. In February 2003, the special litigation committee issued a report of its investigation, which concluded that it was not in JNI’s best interests to pursue the litigation. In November 2003, the court dismissed the complaint with prejudice. In January 2004, the plaintiff filed a notice of appeal. A motion to dismiss the appeal was filed by the defendants on the grounds that the plaintiff had lost standing because he no longer owned JNI shares. In October 2005, the court dismissed the appeal, finding the plaintiff had no standing to maintain the lawsuit. The California Supreme Court granted review of the Court of Appeal’s decision in January 2006. In April 2006, plaintiff filed his opening brief. The Company filed its answer brief in May 2006. Plaintiff’s reply brief was filed in August 2006. A hearing on this appeal was held on December 4, 2007. On February 14, 2008, the California Supreme Court issued an opinion affirming the Court of Appeal’s dismissal of the appeal for lack of standing. The time to petition for rehearing has passed.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On or about November 20, 2002, Spirent Communications of Ottawa Limited (“Spirent”) filed suit in the Ontario (Canada) Superior Court of Justice against Quake Technologies, Inc. (“Quake”, a company that was acquired by, and subsequently merged into AMCC in 2006). Spirent’s claim was for $1.1 million, representing rent allegedly owed by Quake pursuant to an offer to sublease. Quake’s counterclaim was for $122,000 for damages for alleged breach of the offer to sublease and for return of the deposit. Quake defended that lawsuit by way of a Statement of Defence and Counterclaim that was filed on or about December 20, 2002. The trial took place in 2005 and 2006. On June 28, 2006, Quake received the Decision of the Ontario (Canada) Superior Court of Justice, providing that Spirent’s action against Quake shall be dismissed, that Quake shall have judgment against Spirent on its counterclaim in the amount of $122,000, and that the deposit in the amount of $133,000 shall be returned to Quake together with interest. Subsequently, Quake received the Court’s Decision As To Costs, providing that Spirent shall pay to Quake its costs of the action in the amount of $312,000, payable within thirty days. Spirent filed a Notice of Appeal on July 27, 2006, appealing the Decision to the Court of Appeal for Ontario. Spirent’s appeal was heard by the Court of Appeal on November 21, 2007, and the Decision of the Court of Appeal was received on February 12, 2008, allowing Spirent’s appeal. In the result, Spirent was granted judgment against Quake in the amount of $1,096,793, plus legal costs (not yet determined but expected to be in the amount of between $200,000 and $325,000), with the likely further result that Spirent is also entitled to the $133,000 deposit paid by Quake. In April 2008, Quake filed an Application for Leave to Appeal with the Supreme Court of Canada, pursuant to Quake’s effort to appeal the Decision of the Court of Appeal for Ontario to the Supreme Court of Canada. The Application for Leave to Appeal is expected to be decided in mid to late 2008. If that Application for Leave to Appeal is unsuccessful, Quake will be required to pay Spirent the approximate total amount of $1,500,000, on account of the judgment, interest and legal costs. If that Application for Leave to Appeal is successful, the appeal is expected to be heard by the Supreme Court of Canada in 2009. All amounts identified above are in Canadian Dollars. The Company has recorded $1.1 million for the potential settlement.

Various current and former directors and officers of the Company were named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Applied Micro Circuits Derivative Litigation (N.D. Cal.) (the “Federal Action”); and four substantially similar consolidated stockholder derivative actions filed in the Superior Court of the State of California in the County of Santa Clara, captioned In re Applied Micro Circuits Corporation Shareholder Derivative Litigation (the “State Action”). Plaintiffs in the Federal and State Actions alleged that the defendant directors and officers backdated stock option grants during the period from 1997 through 2005. Both actions asserted claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, imposition of a constructive trust over the option contracts, and violations of Section 25402 of the California Corporations Code. The Federal Action also alleged that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Exchange Act. Both actions sought to recover unspecified monetary damages against the individual defendants on behalf of the Company, restitution, rescission of the option contracts, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The Company was named as a nominal defendant in both the Federal and State Actions; thus no recovery against the Company was sought.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and the individual defendants filed motions to dismiss in both the Federal and State Actions. Before the motion in the Federal Action was heard, the parties in the Federal Action reached an agreement in principle to settle the Federal Action on December 17, 2007. The settlement involves certain corporate governance changes and a fee award of $905,000 to be paid to counsel for the plaintiffs in the Federal Action, which the Company has recorded in its statement of operations. The settlement also includes a release of all derivative claims asserted in both the Federal and State Actions. The former plaintiffs in the State Action and their counsel refused to participate in the proposed settlement and instead objected to the proposed settlement and demanded that the Company withdraw from it.

The parties in the Federal Action submitted papers in support of the proposed settlement to the Court on January 28, 2008. Shortly before the Court heard argument on a motion for preliminary approval of the settlement, Luis Rodriguez, who purported to be a stockholder of the Company and formerly was a named plaintiff in the State Action, filed a motion to intervene in the Federal Action and an opposition to the proposed settlement thereof. On February 11, 2008, the Court heard argument on the motion for preliminary approval and Mr. Rodriguez’ opposition thereto. On February 13, 2008, Mr. Rodriguez withdrew his motion for intervention and opposition to the settlement. On February 27, 2008, the Court granted preliminary approval to the settlement. After the Court granted preliminary approval, notice of the proposed settlement and final settlement hearing was provided to the Company’s stockholders, including the plaintiffs and their counsel in the State Action, and notice was provided of the settlement and a final settlement hearing. On April 18, 2008, five purported stockholders represented by the same law firm that was lead counsel in the State Action filed objections to the proposed settlement. The Company and counsel for the plaintiffs in the Federal Action filed responses to the objections on April 28, 2008. Oral argument on a motion to approve the settlement took place on May 5, 2008. On May 8, 2008, the Court granted the motion and approved the proposed settlement, rejected the objections to the settlement, and approved the plaintiff’s request for attorney’s fees. The Company expects to pay a portion of the fee award, with the Company’s primary Directors and Officers insurance carrier contributing the remaining portion of the award.

Hearings on the motion to dismiss, or in the alternative stay, the State Action took place on March 2 and June 22, 2007. The Court in the State Action had not formally ruled on the motion to dismiss, or in the alternative stay when, on December 21, 2007, the Company filed a demurrer to the operative complaint in the State Action challenging the plaintiffs’ standing to maintain the action on behalf of the Company. The hearing on that demurrer was scheduled to take place in February 2008, but plaintiffs elected not to oppose the demurrer and instead elected to file an amended complaint on February 13, 2008. On February 15, 2008, the plaintiffs in the operative State Action filed a Request for Dismissal of the State Action without prejudice. The Court has approved of the Request for Dismissal.

On June 5, 2007, two former officers of the Company were named as defendants in another derivative action filed in the United States District Court for the Northern District of California, captioned Segen v. Rickey, et al., No. C 07 2917 (“Section 16b Action”). The plaintiff in the Section 16b Action alleges that these two former officers violated Section 16b of the Securities Exchange Act of 1934, as amended, and Rule 16b-3 promulgated thereunder through the receipt of option grants and stock sales from 1999 through 2001 which plaintiff alleges constituted short-swing trading transactions. The Section 16b Action seeks disgorgement of profits and benefits from these individual defendants, and attorneys’ fees and costs. The Company is named as a nominal defendant in the Section 16b Action, and thus no recovery against the Company is currently sought. The Company and the individual defendants moved to dismiss the complaint. After briefing on the motions was completed, the Court heard oral argument on December 11, 2007. On February 29, 2008, the Court granted the motions to dismiss. Plaintiff has appealed the judgment in favor of defendants and dismissal. Briefing has not begun on the appeal, and oral argument likely will not be scheduled until some time in 2009.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Regulatory Proceedings

The Enforcement Division of the Securities and Exchange Commission (“SEC”) had been conducting a formal investigation relating to the Company’s historical stock option grant practices (“SEC investigation”). The Company had been cooperating fully with the SEC investigation. The Company has been informed that the SEC investigation will be closed imminently. The Office of the U.S. Attorney for the Southern District of California had also been conducting its own investigation into the Company’s historical stock option practices (“DOJ investigation”). The Company has been informed that the DOJ investigation has been closed.

13.	Quarterly Information (unaudited)

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

	Fiscal Year 2008				Fiscal Year 2007
	Q1(1)	Q2(2)	Q3(3)	Q4(4)	Q1(5)	Q2(6)	Q3(7)	Q4(8)
	(In thousands, except per share data)

Net revenues	$50,135	$58,210	$66,267	$71,534	$69,679	$76,364	$76,642	$70,167
Cost of revenues	26,498	30,328	33,311	36,531	31,528	35,536	37,799	35,851

Gross profit	23,637	27,882	32,956	35,003	38,151	40,828	38,843	34,316
Total operating expenses	43,150	43,251	39,474	115,579	42,193	58,072	46,023	43,031

Operating loss	(19,513)	(15,369)	(6,518)	(80,576)	(4,042)	(17,244)	(7,180)	(8,715)
Interest and other income	3,076	6,906	2,148	(1,551)	3,365	3,429	3,121	3,460

Loss before income taxes	(16,437)	(8,463)	(4,370)	(82,127)	(677)	(13,815)	(4,059)	(5,255)
Income tax expense (benefit)	(17)	(410)	(31)	4,182	140	74	113	75

Net loss	$(16,420)	$(8,053)	$(4,339)	$(86,309)	$(817)	$(13,889)	$(4,172)	$(5,330)

Basic and diluted net (loss) per share	$(0.23)	$(0.12)	$(0.06)	$(1.33)	$(0.01)	$(0.20)	$(0.06)	$(0.08)

Shares used in calculating basic and diluted net (loss) per share	70,414	68,783	67,015	64,886	72,795	70,441	70,450	70,618

(1)	Revenues were $50.1 million and basic and diluted loss per share was $0.23.

(2)	The consolidated operating results for the second quarter of fiscal 2008 included a $1.4 million restructuring charge and $4.7 million gain on the sale of a strategic investment.

(3)	The consolidated operating results for the third quarter of fiscal 2008 included a $1.0 million recovery from our insurance provider for our option related expenses and $0.8 million impairment of marketable securities.

(4)	The consolidated operating results for the fourth quarter of fiscal 2008 included a $71.5 million goodwill impairment charge, a $1.5 million restructuring charge, a $1.1 million litigation settlement charge, $1.4 million for option investigation related expenses for the settlement of a derivative action, $3.0 million impairment of a strategic investment, $0.8 million impairment of marketable securities and $3.9 million amortization of tax deductible goodwill from an acquisition of IBM’s Power PRS Switch Fabric line in September 2003.

(5)	The consolidated operating results for the first quarter of fiscal 2007 included a $1.2 million restructuring charge and $0.6 million for option investigation expenses.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(6)	The consolidated operating results for the second quarter of fiscal 2007 included a $13.3 million in-process research and development charge related to the Quake acquisition, a $1.4 million restructuring charge and $1.1 million for option investigation expenses.

(7)	The consolidated operating results for the third quarter of fiscal 2007 included a $0.1 million restructuring charge and $2.7 million for option investigation expenses.

(8)	The consolidated operating results for the fourth quarter of fiscal 2007 included a $1.4 million reduction in restructuring charge and $0.9 million for option investigation expenses.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In thousands)

Year ended March 31, 2008:
Allowance for doubtful accounts	$1,558	$—	$—	$245	$1,313

Year ended March 31, 2007:
Allowance for doubtful accounts	$1,354	$—	$204	$—	$1,558

Year ended March 31, 2006:
Allowance for doubtful accounts	$1,784	$—	$—	$430	$1,354

Exhibit Index

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3	.2(2)	Amended and Restated Bylaws of the Company.
3	.3(17)	Certificate of Amendment of Amended and Restated certificate of Incorporation of the Company.
4	.1(3)	Specimen Stock Certificate.
10	.1(3)	Form of Indemnification Agreement between the Company and each of its officers and directors.
10	.2(16)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.
10	.3(16)*	Form of Option Agreement under the 1992 Equity Incentive Plan.
10	.4(16)*	1992 Equity Incentive Plan.
10	.5(11)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.
10	.6(3)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.
10	.9(3)	Industrial Real Estate Lease dated October 29, 1996 between the Company and ADI Mesa Partners AMCC, L.P.
10	.24(5)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.
10	.26(4)*	1998 Stock Incentive Plan of Cimaron Communications Corporation, as amended.
10	.30(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated February 17, 1999.
10	.32(9)	Amendment No. 1 to Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated November 30, 1999.
10	.33(4)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.
10	.34(16)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.
10	.35(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.
10	.37(5)	MMC Networks, Inc. 1997 Stock Plan and form of Option Agreement.
10	.38(4)*	AMCC Deferred Compensation Plan.
10	.42(10)+	Patent License Agreement between the Company and IBM dated September 28, 2003.
10	.43(10)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.
10	.47(12)*	Offer of Employment dated February 22, 2005 by and between the Company and Kambiz Hooshmand.
10	.52(13)*	Amendment to Offer of Employment dated February 8, 2006 by and between the Company and Kambiz Hooshmand.
10	.53(14)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.
10	.54(14)*	Offer of Employment dated April 27, 2005, by and between the Company and Daryn Lau.
10	.55(14)*	Employment and Non-Solicitation Agreement dated May 24, 2004 by and between the Company and Brian Wilkie.
10	.57(16)*	Employment and Non-Solicitation Agreement dated March 17, 2004 by and between the Company and Barbara Murphy.
10	.58(15)*	Executive Severance Benefit Plan dated September 19, 2007.
10	.59(18)*	Severance and Consulting Agreement dated February 1, 2008 by and between the Company and Robert Bagheri.
11	.1(8)	Computation of Per Share Data under SFAS 128.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 56).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

Exhibit
Number	Description

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2001.

(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 1999.

(7)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

(8)	The Computation of Per Share Data under SFAS 128 is included in the Notes to the Consolidated Financial Statements included in this Report.

(9)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2000.

(10)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.

(12)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

(13)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed March 3, 2006.

(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

(15)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed November 9, 2007

(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

(17)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed December 11, 2007.

(18)	Incorporated by reference to Exhibit 99.1 file with the Companys Current Report on Form 8-K filed February 7, 2008.