Form 10-Q
period 2008-06-30
APPLIED MICRO CIRCUITS CORP
filed 2008-07-30
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Registrant’s telephone number, including area code: (408) 542-8600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of June 30, 2008, 64,948,792 shares of the registrant’s common stock, $0.01 par value per share were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	June 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$53,322	$42,689
Short-term investments-available-for-sale	141,086	100,200
Accounts receivable, net	29,433	28,800
Inventories	33,928	37,966
Other current assets	10,646	11,340

Total current assets	268,415	220,995
Marketable securities	5,186	51,919
Property and equipment, net	27,726	25,995
Goodwill	264,130	264,130
Purchased intangibles, net	50,124	56,025
Other assets	13,843	13,783

Total assets	$629,424	$632,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	24,366	25,518
Accrued payroll and related expenses	7,365	6,087
Other accrued liabilities	11,902	14,655
Deferred revenue	2,266	1,917

Total current liabilities	45,899	48,177
Deferred tax liability	4,178	3,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares—2,000, none issued and outstanding
Common stock, $0.01 par value:
Authorized shares—375,000 at June 30, 2008 and March 31, 2008
Issued and outstanding shares—64,949 at June 30, 2008 and 64,779 at March 31, 2008	649	648
Additional paid-in capital	5,899,793	5,896,616
Accumulated other comprehensive loss	(4,345)	(4,976)
Accumulated deficit	(5,316,750)	(5,311,576)

Total stockholders’ equity	579,347	580,712

Total liabilities and stockholders’ equity	629,424	632,847

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2008	2007
Net revenues	$74,060	$50,135
Cost of revenues	35,850	26,498

Gross profit	38,210	23,637
Operating expenses:
Research and development	23,481	25,482
Selling, general and administrative	16,613	16,063
Amortization of purchased intangible assets	1,320	1,345
Restructuring charges (reversal)	(258)	(32)
Option investigation, net	347	292

Total operating expenses	41,503	43,150

Operating loss	(3,293)	(19,513)
Interest income (expense), net	(1,402)	3,048
Other income, net	75	28

Loss before income taxes	(4,620)	(16,437)
Income tax expense (benefit)	554	(17)

Net loss	$(5,174)	$(16,420)

Basic and diluted net loss per share:
Net loss per share	$(0.08)	$(0.23)

Shares used in calculating basic and diluted net loss per share	64,864	70,414

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2008	2007
Operating activities:
Net loss	(5,174)	$(16,420)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	1,742	1,633
Amortization of purchased intangibles	5,901	6,036
Stock-based compensation expense:
Stock options	2,110	2,339
Restricted stock units	1,098	281
Impairment of marketable securities	3,393	—
Net loss (gain) on disposal of property and equipment	29	(6)
Changes in operating assets and liabilities:
Accounts receivable	(633)	10,848
Inventories	4,038	(3,548)
Other assets	634	573
Accounts payable	(1,152)	(8,783)
Accrued payroll and other accrued liabilities	(1,475)	(1,802)
Deferred taxes	220	—
Deferred revenue	349	53

Net cash provided by (used for) operating activities	11,080	(8,796)

Investing activities:
Proceeds from sales and maturities of short-term investments and marketable securities	138,248	118,105
Purchases of short-term investments and marketable securities	(135,162)	(112,237)
Purchase of property, equipment and other assets	(3,502)	(1,097)
Proceeds from sale of property and equipment	—	7

Net cash provided by (used for) investing activities	(416)	4,778

Financing activities:
Proceeds from issuance of common stock	78	599
Repurchase of company stock	—	(9,138)
Funding of structured stock repurchase agreements	—	(10,000)
Other	(109)	(172)

Net cash used for financing activities	(31)	(18,711)

Net increase (decrease) in cash and cash equivalents	10,633	(22,729)
Cash and cash equivalents at the beginning of the period	42,689	51,595

Cash and cash equivalents at the end of the period	53,322	$28,866

Supplementary cash flow disclosure:
Cash paid for:
Interest	$2	$3

Income taxes	$59	$171

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
     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto contained in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) for the fiscal year ended March 31, 2008.
Use of Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to inventory valuation, warranty liabilities and revenue reserves, which affects its cost of sales and gross margin; allowance for doubtful accounts, which affects its operating expenses; the unrealized losses on its long-term marketable securities, which affects its interest income (expense), net; the valuation of purchased intangibles and goodwill, which affects its amortization and impairments of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects it operating expenses; the valuation of deferred income taxes, which affects its income tax expense (benefit); and stock-based compensation, which affects its gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
1-for-4 Reverse Stock Split
     On November 14, 2007, the Company’s board of directors (the “Board”) approved a 1-for-4 reverse stock split of the Company’s common stock in accordance with a previous approval by the Company’s stockholders on March 9, 2007. This reverse stock split was implemented on December 10, 2007. At the same time, the authorized shares of common stock were changed from 630.0 million (pre-split, or 157.5 million post-split) to 375.0 million (post-split). All reserved, issued and outstanding common stock and per share amounts contained in the financial statements have been retroactively adjusted to reflect the reverse stock split.
Recent Accounting Pronouncements
     Effective April 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”). In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. Therefore, the Company has adopted the provisions of SFAS 157 with respect to its financial assets and liabilities only. SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and enhances disclosures about fair value measurements. Fair value is defined under SFAS 157 as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value which are the following:
•	Level 1 — Quoted prices in active markets for identical assets or liabilities.

•	Level 2 — Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
The adoption of SFAS 157 did not have a material impact on the Company’s consolidated results of operations and financial condition.
Effective April 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under SFAS 159.
2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable (in thousands):

	June 30,	March 31,
	2008	2008
Accounts receivable	$30,860	$30,113
Less: allowance for doubtful accounts	(1,427)	(1,313)

	$29,433	$28,800

Inventories (in thousands):

	June 30,	March 31,
	2008	2008
Finished goods	$25,509	$28,753
Work in process	5,884	5,338
Raw materials	2,535	3,875

	$33,928	$37,966

Other current assets (in thousands):

	June 30,	March 31,
	2008	2008
Deposits	$428	$469
Prepaid expenses	8,935	9,819
Interest receivable	353	410
Other	930	642

	$10,646	$11,340

Property and equipment (in thousands):

	Useful	June 30,	March 31,
	Life	2008	2008
	(in years)
Machinery and equipment	5—7	$35,861	$35,142
Leasehold improvements	1—15	8,404	8,364
Computers, office furniture and equipment	3—7	66,951	64,386
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		123,772	120,448
Less: accumulated depreciation and amortization		(96,046)	(94,453)

		$27,726	$25,995

Purchased intangibles (in thousands):

	June 30, 2008			March 31, 2008
		Accumulated			Accumulated
		Amortization			Amortization
	Gross	and Impairments	Net	Gross	and Impairments	Net
Developed technology	$425,000	$(388,328)	$36,672	$425,000	$(383,745)	$41,255
Backlog/customer relationships	6,330	(4,758)	1,572	6,330	(4,687)	1,643
Patents/core technology rights/tradenames	62,305	(50,425)	11,880	62,305	(49,178)	13,127

	$493,635	$(443,511)	$50,124	$493,635	$(437,610)	$56,025

As of June 30, 2008, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of	Operating
	Revenue	Expenses	Total
Fiscal year 2009 (remaining)	$13,200	$3,959	$17,159
Fiscal year 2010	12,097	4,018	16,115
Fiscal year 2011	10,500	4,018	14,518
Fiscal year 2012	875	852	1,727
Fiscal year 2013	—	250	250
Thereafter	—	355	355

Total	$36,672	$13,452	$50,124

Other assets (in thousands):

	June 30,	March 31,
	2008	2008
Non-current portion of prepaid expenses	$4,238	$4,251
Strategic investments	7,000	7,000
Other	2,605	2,532

	$13,843	$13,783

Short-term investments and marketable securities:
     The following is a summary of available-for-sale investments, at fair value (in thousands):

	June 30,	March 31,
	2008	2008
U.S. Treasury securities and agency bonds	$11,086	$8,838
Corporate bonds	11,946	13,431
Mortgage-backed and asset-backed securities	49,178	52,837
Closed-end bond funds	55,865	55,621
Preferred stock and options	18,197	21,392

	$146,272	$152,119

	June 30,	March 31,
	2008	2008
Reported as:
Short-term investments available-for-sale	$141,086	$100,200
Marketable securities	5,186	51,919

	$146,272	$152,119

     The following is a summary of gross unrealized losses as of June 30, 2008 (in thousands):

	Less than 12 months of		12 months or more of
	unrealized losses		unrealized losses		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and agency bonds	$5,561	$(111)	$—	$—	$5,561	$(111)
Corporate bonds	5,326	(139)	—	—	5,326	(139)
Mortgage-backed and asset-backed securities	21,597	(522)	89	(16)	21,686	(538)
Closed-end bond funds	29,543	(1,928)	5,097	(844)	34,640	(2,772)
Preferred stock and options	15,936	(1,775)	—	—	15,936	(1,775)

	$77,963	$(4,475)	$5,186	$(860)	$83,149	$(5,335)

     As of June 30, 2008, the Company determined that approximately $5.2 million of its available-for-sale securities constitute long-term marketable securities because the Company has the ability and the intent to hold these securities until a recovery of the amortized cost is achieved, which recovery may be at maturity. The fair value of each of these securities had been less than its amortized cost for 12 or more consecutive months. Based on an evaluation of securities that have been in a continuous loss position at June 30, 2008, the Company determined the decline in the fair value of certain securities to be other-than-temporary and accordingly has written down such securities by approximately $3.4 million.
Short-term investments and marketable securities, measured at fair value:
The following table summarizes the type of instruments measured at fair value on a recurring basis as of June 30, 2008:

	Fair Value Measurement as of June 30,
	(In thousands)
Description	Level 1	Level 2	Level 3	Total
US Treasury securities and agency bonds	$11,086	$—	$—	$11,086
Corporate bonds	—	11,946	—	11,946
Asset backed and mortgage backed securities	—	49,178	—	49,178
Closed-end bond funds	55,865	—	—	55,865
Preferred stock and options	—	18,197	—	18,197

	$66,951	$79,321	$—	$146,272

     The following table summarizes the financial assets presented on our consolidated condensed balance sheets as of June 30, 2008 as follows:

	Fair Value Measurement as of June 30,
	(In thousands)
Assets	Level 1	Level 2	Level 3	Total
Short-term investments available-for-sale	$61,854	$79,232	$—	$141,086
Marketable securities	5,097	89	—	5,186

	$66,951	$79,321	$—	$146,272

Other accrued liabilities (in thousands):

	June 30,	March 31,
	2008	2008
Executive deferred compensation	$3,652	$3,558
Employee related liabilities	2,345	2,475
Warranty	1,507	1,475
Professional fees	815	785
Restructuring liabilities	948	1,578
Current income taxes	598	322
Other taxes	296	317
Other	1,741	4,145

	$11,902	$14,655

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
     The following table summarizes the activity related to the warranty reserves (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Beginning accrual balance	$1,475	$2,692
Charged to costs and expenses	32	208
Reduction to estimated liability	—	(393)

Ending accrual balance	$1,507	$2,507

Interest income (expense), net (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Interest income	$2,455	$3,162
Net realized loss on short-term investments and other-than-temporary impairment on investment securities	(3,855)	(111)
Interest expense	(2)	(3)

	$(1,402)	$3,048

     During the three months ended June 30, 2008, the company recorded an impairment charge of approximately $3.4 million for certain securities which it determined had an other-than-temporary impairment.
Other income, net (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net (loss) gain on disposals of property and equipment	$(29)	$6
Foreign currency loss	(1)	(38)
Other	105	60

	$75	$28

Net loss per share:
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Three Months Ended
	June 30,
	2008	2007
Net loss	$(5,174)	$(16,420)
Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	64,864	70,414
Dilutive effect of stock options and restricted stock units	—	—

Shares used in basic and diluted net loss per share computation	64,864	70,414

Basic and diluted net loss per share	$(0.08)	$(0.23)

     Because the Company incurred losses for the three months ended June 30, 2008 and 2007, the effect of dilutive securities totaling 240,000 and 241,000 equivalent shares for the three months ended June 30, 2008 and 2007, respectively, have been excluded from the net loss per share computations as their impact would be anti-dilutive.
3. RESTRUCTURING CHARGES
     Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the restructuring activities as of June 30, 2008, is as follows (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
Liability, March 31, 2007	$350	$—	$—	$350
Charged to expense	1,993	853	316	3,162
Cash payments	(1,441)	—	—	(1,441)
Noncash charges	—	—	(316)	(316)
Reductions to estimated liability	(177)	—	—	(177)

Liability, March 31, 2008	725	853	—	1,578
Cash payments	(259)	(113)	—	(372)
Noncash charges	—	—	—	—
Reductions to estimated liability	(258)	—	—	(258)

Liability, June 30, 2008	$208	$740	$—	$948

     The following table provides detailed activity related to the restructuring programs as of June 30, 2008 (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
March 2006 Restructuring Program
Liability, March 31, 2007	$300	$—	$—	$300
Cash payments	(155)	—	—	(155)
Reductions to estimated liability	(145)	—	—	(145)

Liability, March 31, 2008	$—	$—	$—	$—

June 2006 Restructuring Program
Liability, March 31, 2007	$50	$—	$—	$50
Cash payments	(18)	—	—	(18)
Reductions to estimated liability	(32)	—	—	(32)

Liability, June 30, 2007	$—	$—	$—	$—

July 2007 Restructuring Program
Charged to expense	$733	$—	$—	$733
Cash payments	(709)	—	—	(709)

Liability, March 31, 2008	$24	$—	$—	$24

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
Reductions to estimated liability	(24)	—	—	(24)

Liability, June 30, 2008	$—	$—	$—	$—

September 2007 Restructuring Program
Charged to expense	$812	$—	$—	$812
Cash payments	(459)	—	—	(459)

Liability, March 31, 2008	$353	$—	$—	$353

Reductions to estimated liability	(196)	—	—	(196)

Liability, June 30, 2008	$157	$—	$—	$157

March 2008 Restructuring Program
Charged to expense	$448	$853	$316	$1,617
Cash payments	(100)	—	—	(100)
Noncash charge	—	—	(316)	(316)

Liability, March 31, 2008	$348	$853	$—	$1,201

Cash payments	(259)	(113)	—	(372)
Reductions to estimated liability	(38)	—	—	(38)

Liability, June 30, 2008	$51	$740	$—	$791

     In March 2006, the Company communicated and began implementation of a plan to exit its operations in France and India and reorganize part of its manufacturing operations. The restructuring program included the elimination of 68 positions. The Company recorded a charge of $7.6 million, consisting of $6.0 million for employee severances, $1.0 million for operating lease write-offs and $0.6 million for asset impairments. During fiscal 2007, the Company recorded additional net charges of $2.5 million, consisting of $0.2 million for excess lease liability, $0.1 million for operating lease commitments and $2.8 million for asset impairments, offset by $0.6 million in workforce reduction liability adjustments. During fiscal 2008, the Company paid all its remaining liabilities related to this restructuring program and recorded a reversal of the remaining liabilities through restructuring expense.
     In June 2006, the Company implemented another restructuring program. The June 2006 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 20 positions. As a result of the June 2006 restructuring program, the Company recorded a net charge of $0.5 million, consisting of employee severances. During the three months ended June 30, 2007, the Company paid all remaining liabilities related to this restructuring program and recorded a reversal of the remaining liabilities through restructuring expense.
     In July 2007, the Company implemented another restructuring program. The July 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 29 positions. As a result of the July 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During fiscal 2008, the Company paid down part of its remaining liabilities related to this restructuring program. During the three months ended June 30, 2008, the Company recorded a reversal of the remaining liabilities through restructuring expense.
     In September 2007, the Company implemented another restructuring program. The September 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 28 positions. As a result of the September 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During fiscal 2008, the Company recorded an additional $0.1 million for employee severances and paid down part of its remaining liability. During the three months ended June 30, 2008, the Company reduced its estimated liability related to this restructuring program by $0.2 million through restructuring expense.
     In March 2008, the Company implemented another restructuring program. The March 2008 restructuring program was implemented to reduce job redundancies. The restructuring program consisted of the elimination of 20 positions. As a result of the March 2008 restructuring program, the Company recorded a net charge of $1.6 million, consisting of $0.4 million for employee severances, $0.9 million for operating lease impairment and $0.3 million for an asset impairment. During the three months ended June 30, 2008, the Company paid down part of its remaining liabilities related to this restructuring program. In addition, the Company also recorded a reversal for part of its liabilities which was no longer required through restructuring expense.

4. COMPREHENSIVE LOSS
     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Net loss	$(5,174)	$(16,420)
Change in net unrealized gain (loss) on short-term investments and marketable securities	632	(119)
Foreign currency translation adjustment loss	(1)	(196)

Comprehensive loss	$(4,543)	$(16,735)

5. STOCKHOLDERS’ EQUITY
Preferred Stock
     The Company’s Amended and Restated Certificate of Incorporation, as amended, allows for the issuance of up to 2.0 million shares of preferred stock in one or more series and permits the Company’s Board to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series so designated by the Board without further vote or action by the stockholders.
Common Stock
     At June 30, 2008 the Company had 375.0 million shares authorized for issuance and approximately 64.9 million shares issued and outstanding. At March 31, 2008 there were approximately 64.8 million shares issued and outstanding.
     On December 10, 2007, the Board implemented a 1-for-4 reverse stock split that was approved by the Company’s stockholders in March 2007. All the share numbers in these financial statements have been restated to reflect this reverse stock split.
Employee Stock Purchase Plan
     The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. There were no shares issued during the three months ended June 30, 2008. During the fiscal year ended March 31, 2008, approximately 0.6 million shares were issued under this plan. At March 31, 2008, approximately 3.1 million shares had been issued under this plan and approximately 1.7 million shares were available for future issuance.
Stock Repurchase Program
     In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the three months ended June 30, 2008, no shares were repurchased on the open market. During the three months ended June 30, 2007, the Company repurchased 0.7 million shares on the open market at a weighted average price of $12.54 per share. From the time the program was implemented through June 30, 2008, a total of 8.9 million shares were repurchased on the open market at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery.
     The Company has also utilized structured stock repurchase agreements to buy back shares which are prepaid written put options on the Company’s common stock. The Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-determined price, the Company will have its investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement inception. Any cash received, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

     There was no structured stock repurchase agreement activity during the three months ended June 30, 2008. During the three months ended June 30, 2007, the Company entered into structured stock repurchase agreements totaling $10.0 million. Upon settlement of one of the underlying agreements, the Company received 0.4 million shares of its common stock at a purchase price of $11.40 per share. At June 30, 2008, the Company had no outstanding structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program through June 30, 2008, the Company entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements through June 30, 2008, the Company received $136.6 million in cash and 7.8 million shares of its common stock at an effective purchase price of $10.16 per share.
     The table below is a plan-to-date summary of the Company’s repurchase program activity as of June 30, 2008 (in thousands, except per share data):

	Aggregate	Repurchased	Average Price
	Price	Shares	Per Share
Stock repurchase program
Authorized amount	$200,000	—	$—

Open market repurchases	103,966	8,856	11.74
Structured stock repurchase agreements*	90,517	7,797	11.61

Total repurchases	$194,483	16,653	$11.68

Available for repurchase	$5,517

*	The amounts above do not include gains of $11.3 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $10.16 share and for total repurchases would have been $11.00 per share.
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
     In March 2007, the Company’s stockholders approved a stock option exchange program to permit eligible employees to exchange outstanding stock options with exercise prices equal to or greater than $19.60 per share for a reduced number of restricted stock units to be granted under the 2000 Equity Incentive Plan. In May 2007, options for approximately 2.0 million shares of common stock with a weighted average exercise price of $33.99 were exchanged for approximately 0.4 million restricted stock units which vest semi-annually over a two year period. The exchange was considered a modification under the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, (“SFAS123(R)”), and the incremental expense associated with the modification, which was immaterial, was included in stock-based compensation expense for the three months ended June 30, 2007.
     In March 2007, the Company’s stockholders also approved the amendment and restatement of the 1992 Stock Option Plan (i) to expand the type of awards available under the plan, (ii) to rename the plan as the 1992 Equity Incentive Plan, (iii) to extend the plan’s expiration date until January 10, 2017, (iv) to increase the shares reserved under the plan by 2.3 million shares, (v) to serve as a successor plan to the 2000 Equity Incentive Plan, which has no longer been used for equity awards following completion of the stock option exchange described above and (vi) to provide that any shares subject to stock awards under the 2000 Equity Incentive Plan that terminate or are forfeited or repurchased (other than options issued under the 2000 Equity Incentive Plan that were tendered in the stock option exchange) are added to the share reserve under the 1992 Equity Incentive Plan.
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
     In connection with its annual review of officer compensation in April 2007, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. There were two types of performance options. The first type vests in 48 equal monthly installments beginning one month after the grant date; provided, however, if the Company achieved specific goals under its fiscal 2008 operating plan, the vesting of the option would have accelerated such that the option would have been fully exercisable at the end of two years instead of four years. The second type of performance options would have been exercisable only if the Company achieved certain rankings within a group of peer companies with respect to certain measures of performance by the end of fiscal 2008 as determined by the Compensation Committee. As a result of our performance during fiscal 2008, the Compensation Committee determined the performance criteria for both types of performance options have not been achieved.
     In connection with its annual review of officer compensation in May 2008, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. The performance options becomes exercisable only if the Company achieves certain rankings within a group of peer companies with respect to certain measures of performance by the end of fiscal 2009 as determined by the Compensation Committee.
     At June 30, 2008, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.
     Option activity under the Company’s stock incentive plans in the three months ended June 30, 2008 is set forth below:

	Number of Shares	Weighted Average
	(in thousands)	Exercise Price Per Share
Outstanding at the beginning of the period	9,214	$17.57
Granted	192	8.31
Exercised	(28)	2.77
Cancelled	(360)	24.05

Outstanding at the end of the period	9,018	$17.16

Vested at the end of the period	6,908	$18.85

     At June 30, 2008, the weighted average remaining contractual term for options outstanding is 4.52 years and for options vested is 3.86 years.
     The aggregate pretax intrinsic value of options exercised during the three months ended June 30, 2008 was $0.2 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.
     The aggregate pretax intrinsic value, weighted average remaining contractual life, and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2008 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
			Weighted
			Average
			Remaining
Range of		Weighted	Contractual		Weighted
Exercise	Number of	Average	Term	Number of	Average
Prices	Shares	Exercise Price	(in years)	Shares	Exercise Price
$ 0.19 — $ 11.92	2,298	$9.55	5.74	1,420	$9.93
11.93 — 13.16	1,865	12.61	6.70	1,224	12.67
13.17 — 15.76	1,852	14.50	5.53	1,339	14.49
15.77 — 26.16	2,788	23.17	1.53	2,711	23.37
26.17 — 300.13	215	83.35	2.62	215	83.35

$ 0.19 — $ 300.13	9,018	$17.16	4.52	6,909	$18.85

     As of June 30, 2008, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $1.3 million and options outstanding was $1.6 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $8.56 on June 30, 2008.

Restricted Stock Units
     The Company has granted restricted stock units pursuant to its 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. In addition, in May 2007, the Company granted approximately 0.4 million restricted stock units in exchange for approximately 2.0 million options for shares of common stock in connection with the stock option exchange program approved by its stockholders in March 2007. Restricted stock units are share awards that upon vesting, will deliver to the holder, shares of the Company’s common stock. Generally, restricted stock units vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, restricted stock units will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.
Restricted stock unit activity for the three months ended June 30, 2008 is set forth below:

Restricted Stock Units
Outstanding
Number of Shares
(in thousands)
Balance at beginning of period	1,200
Awarded during the period	746
Vested during the period	(153)
Cancelled during the period	(48)

Balance at end of period	1,745

     The weighted average grant-date fair value per share for the restricted stock units was $9.06 for the three months ended June 30, 2008, and the weighted average remaining contractual term for the restricted stock units outstanding as of June 30, 2008 was 1.4 years.
     Based on the closing price of the Company’s common stock of $8.56 on June 30, 2008, the total pretax intrinsic value of all outstanding restricted stock units on that date was $14.9 million.
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
     The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the three months ended June 30, 2008 and 2007, which is allocated as follows (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Stock-based compensation expense by type of awards
Stock options	$2,110	$2,339
Restricted stock units	1,098	281

Total stock-based compensation expense	3,208	2,620
Stock-based compensation capitalized to inventory	—	143

Total stock-based compensation	$3,208	$2,763

     The fair value of the options granted during the three months ended June 30, 2008 and 2007 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,
			Employee Stock
	Employee Stock Options		Purchase Plans
	2008	2007	2008	2007
Expected life (years)	3.9	3.9	0.5	0.5
Risk-free interest rate	2.8%	4.6%	3.6%	5.2%
Volatility	43%	50%	54%	43%
Dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$3.04	$5.88	$2.98	$3.92
     The weighted average fair value per share of the restricted stock units awarded was $9.06 and $11.84 in the three months ended June 30, 2008 and 2007, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
     Effective April 1, 2008, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.1% to 5.2% as a result of a decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.
     The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended
	June 30,
	2008	2007
Stock-based compensation included in expenses:
Cost of revenues	$214	$72
Research and development	1,337	1,055
Selling, general and administrative	1,657	1,493

Total stock-based compensation expense	$3,208	$2,620
Stock-based compensation capitalized to inventory	—	143

Total stock-based compensation	$3,208	$2,763

     The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2013 related to unvested share-based payment awards at June 30, 2008 is $23.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.3 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
7. CONTINGENCIES
Legal Proceedings
     The Company acquired JNI in October 2003. In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Exchange Act in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the issuer defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the District Court and by the issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. The District Court granted its preliminary approval of settlement subject to defendants’ agreement to modify certain provisions of the settlement agreements regarding contractual indemnification. JNI accepted the District Court’s proposed modifications. The District Court held a hearing for final approval of the settlement in April 2006. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed amended complaints in six focus or test cases in an attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs: (1)

plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. If a settlement is not renegotiated and then approved by the Court, the Company intends to defend the lawsuit vigorously. Prior to the Court’s decision, the settlement amount, if any, cannot be reasonably estimated at this time.
     The Company acquired Quake Technologies, Inc. (“Quake”) in August 2006. On or about November 20, 2002, Spirent Communications of Ottawa Limited (“Spirent”) filed suit in the Ontario (Canada) Superior Court of Justice against Quake. Spirent’s claim was for approximately $1,100,000, representing rent allegedly owed by Quake pursuant to an offer to sublease. Quake defended that lawsuit and asserted a Counterclaim by way of a Statement of Defence and Counterclaim that was filed on or about December 20, 2002. The trial took place in 2005 and 2006. Quake was successful at trial, obtaining a dismissal of Spirent’s claim against it, judgment against Spirent on its Counterclaim, and an award of legal costs. Spirent filed a Notice of Appeal on July 27, 2006, appealing the trial Decision to the Court of Appeal for Ontario. Spirent’s appeal was heard by the Court of Appeal on November 21, 2007, and the Decision of the Court of Appeal was received on February 12, 2008, allowing Spirent’s appeal. In the result, Spirent was granted judgment against Quake in the amount of $1,096,793, plus legal costs (not yet determined but expected to be in the amount of between $200,000 and $325,000), and the likely further result that Spirent is also entitled to the $133,000 deposit paid by Quake. In April 2008, Quake filed an Application for Leave to Appeal with the Supreme Court of Canada, pursuant to Quake’s effort to appeal the Decision of the Court of Appeal for Ontario to the Supreme Court of Canada. The Application for Leave to Appeal was dismissed by the Supreme Court of Canada on July 17, 2008. No further rights of appeal are available to Quake. Accordingly, on July 22, 2008, Quake paid to Spirent the amount of $1,158,118.30 for of all amounts owing to Spirent, except for costs of the trial, which as aforesaid, are expected to be in an amount between $200,000 and $325,000. All amounts identified above in this paragraph are in Canadian Dollars. The company recorded amounts for this settlement in fiscal year 2008.
     Various current and former directors and officers of the Company were named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Applied Micro Circuits Derivative Litigation (N.D. Cal.) (the “Federal Action”); and four substantially similar consolidated stockholder derivative actions filed in the Superior Court of the State of California in the County of Santa Clara, captioned In re Applied Micro Circuits Corporation Shareholder Derivative Litigation (the “State Action”). Plaintiffs in the Federal and State Actions alleged that the defendant directors and officers backdated stock option grants during the period from 1997 through 2005. Both actions asserted claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, imposition of a constructive trust over the option contracts, and violations of Section 25402 of the California Corporations Code. The Federal Action also alleged that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Exchange Act. Both actions sought to recover unspecified monetary damages against the individual defendants on behalf of the Company, restitution, rescission of the option contracts, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The Company was named as a nominal defendant in both the Federal and State Actions; thus no recovery against the Company was sought. The parties in the Federal Action reached an agreement in principle to settle the Federal Action on December 17, 2007. The settlement involved certain corporate governance changes and a fee award of $905,000 to be paid to counsel for the plaintiffs in the Federal Action, which the Company has recorded in its statement of operations. The settlement also included a release of all derivative claims asserted in both the Federal and State Actions. The former plaintiffs in the State Action and their counsel refused to participate in the proposed settlement and instead objected to the proposed settlement and demanded that the Company withdraw from it. On February 27, 2008, the Court granted preliminary approval to the settlement. After the Court granted preliminary approval, notice of the proposed settlement and final settlement hearing was provided to the Company’s stockholders, including the plaintiffs and their counsel in the State Action, and notice was provided of the settlement and a final settlement hearing. Five purported stockholders represented by the same law firm that was lead counsel in the State Action filed objections to the proposed settlement before the final settlement hearing. Oral argument on a motion to approve the settlement took place on May 5, 2008. On May 8, 2008, the Court granted the motion and gave its final approval to the proposed settlement, rejected the objections of the five purported stockholders to the settlement, and approved the plaintiff’s request for attorney’s fees, which subsequently has been paid. The deadline to file any appeal to the Court’s May 8 settlement order and final judgment was June 9, 2008, and no appeal has been filed. Hearings on the motion to dismiss, or in the alternative stay, the State Action took place on March 2 and June 22, 2007. The Court in the State Action had not formally ruled on the motion to dismiss, or in the alternative stay when, on December 21, 2007, the Company filed a demurrer to the operative complaint in the State Action challenging the plaintiffs’ standing to maintain the action on behalf of the Company. The hearing on that demurrer was scheduled to take place in February 2008, but plaintiffs elected not to oppose the demurrer and instead elected to file an amended complaint on February 13, 2008. On February 15, 2008, the plaintiffs in the operative State Action filed a Request for Dismissal of the State Action without prejudice. The Court has approved of the Request for Dismissal.

     On June 5, 2007, two former officers of the Company were named as defendants in another derivative action filed in the United States District Court for the Northern District of California, captioned Segen v. Rickey, et al ., No. C 07 2917 (“Section 16b Action”). The plaintiff in the Section 16b Action alleges that these two former officers violated Section 16b of the Securities Exchange Act of 1934, as amended, and Rule 16b-3 promulgated thereunder through the receipt of option grants and stock sales from 1999 through 2001 which plaintiff alleges constituted short-swing trading transactions. The Section 16b Action seeks disgorgement of profits and benefits from these individual defendants, and attorneys’ fees and costs. The Company is named as a nominal defendant in the Section 16b Action, and thus no recovery against the Company is currently sought. The Company and the individual defendants moved to dismiss the complaint. After briefing on the motions was completed, the Court heard oral argument on December 11, 2007. On February 29, 2008, the Court granted the motions to dismiss. Plaintiff has appealed the judgment in favor of defendants and dismissal. Briefing has not begun on the appeal, and oral argument likely will not be scheduled until some time in 2009.
8. INCOME TAXES
     The total amount of unrecognized tax benefits as of the date of adoption was $36.9 million, including interest and penalties. During the quarter ended June 30, 2008, additional unrecognized tax benefits of $37,000 were recorded. The Company does not foresee significant changes to its unrecognized tax liabilities within the next twelve months.
     At April 1, 2008, the Company had net deferred tax assets of $398.4 million. These deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation has been established to offset these net deferred tax assets. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has completed a Section 382 analysis regarding the limitation of net operating loss and research and development tax credit carryforwards. There were no ownership changes identified. However, no Section 382 analysis was done with respect to the Company’s acquired net operating losses and research and development tax credit carryforwards. As a result, utilization of the portion of the Company’s net operating loss and tax credit carryforwards attributable to acquired entities may be restricted. The Company has removed these acquired deferred tax assets for net operating losses and research and development credits from its deferred tax asset schedule. The Company has not recognized any accrued interest or penalties related to unrecognized tax benefits through the quarter ended June 30, 2008.
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
9. SUBSEQUENT EVENT
     On July 11, 2008, the Company entered into a patent purchase agreement (the “Patent Purchase Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the agreement, the Company has agreed to sell a series of its patents, patent applications and associated rights related to certain technologies (collectively, the “Assigned Patent Rights”) in consideration for an aggregate purchase price of $33 million. The purchase price will be paid over the next three years and due to the nature of the payment terms, revenue will be recorded as the payments are received beginning in the quarter ending September 30, 2008.
     Under the Patent Purchase Agreement, the Company and its affiliates have retained a worldwide and non-exclusive right to manufacture and sell existing AMCC products that utilize technology covered by the patents.
     The Patent Purchase Agreement includes customary representations, warranties and covenants by AMCC. Prior to the due date of the final payment, Qualcomm is permitted to withhold a portion of the total purchase price from its payment in the event of a breach by AMCC of the representations or warranties that have been made by AMCC under the Patent Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:
•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2008 and 2007. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.
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
OVERVIEW
     We are a leader in semiconductors and printed circuit board assemblies (“PCBAs”) for the communications and storage markets. We design, develop, market and support high-performance ICs and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs, for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, gateways, metro transport platforms and core switches and routers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity serial advanced technology attachment (“SATA”) redundant array of integrated disks (“RAID”) controllers for emerging storage applications such as disk-to-disk backup, near-line storage, network-attached storage, video, and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. We have sales and engineering offices throughout the world.

     The following tables present a summary of our results of operations for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Net revenues	$74,060	100%	$50,135	100.0%	$23,925	47.7%
Cost of revenues	35,850	48.4	26,498	52.9	9,352	35.3

Gross profit	38,210	51.6	23,637	47.1	14,573	61.7
Total operating expenses	41,503	56.0	43,150	86.0	(1,647)	(3.8)

Operating loss	(3,293)	(4.4)	(19,513)	(38.9)	16,220	83.1
Interest and other income (expense), net	(1,327)	(1.8)	3,076	6.1	(4,403)	(143.1)

Loss before income taxes	(4,620)	(6.2)	(16,437)	(32.8)	11,817	71.9
Income tax expense (benefit)	554	(0.8)	(17)	(0.0)	571	3,358.8

Net loss	$(5,174)	(7.0)%	$(16,420)	(32.8)%	$11,246	68.5%

     Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and PCBAs to original equipment manufacturers (“OEMs”), such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market we generate revenues primarily through sales of our SATA RAID controllers to our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, value added resellers (“VARs”), systems integrators and retail consumers.
     In calendar 2006, our strategic direction changed in such a way that certain valuable patents were no longer core to our strategic direction. We reported our non-focus revenues separately and began to analyze our patent portfolio in detail. These patents relate to non-core products, foundry and other items that are not relevant to our long-term strategic product road maps. As a result, we embarked on a program to monetize this intellectual property. In July, 2008, we entered into a Patent Purchase Agreement (“the Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies in consideration for an aggregate purchase price of $33 million. The purchase price will be paid over the next three years and due to the nature of the payment terms, revenue will be recorded as the payments are received beginning in the quarter ending September 30, 2008. Under the Agreement, we and our affiliates have retained a worldwide and non-exclusive right to manufacture and sell existing AMCC products that utilize technology covered by the patents. The Agreement includes customary representations, warranties and covenants by us. Prior to the due date of the final payment, Qualcomm is permitted to withhold a portion of the total purchase price in the event we breach the representations, warranties or covenants that we made under the Agreement. We hope to achieve a sustainable long-term revenue stream from our program to monetize our non-core intellectual property in the next three-to-five years.
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

     For these and other reasons, our net revenue and results of operations for the three months ended June 30, 2008 and prior periods may not necessarily be indicative of future net revenue and results of operations.
     Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended
	June 30,
	2008	2007
Avnet Inc. (distributor)	23%	22%
     We expect that Avnet will continue to account for a substantial portion of our net revenues for the foreseeable future.
     Net revenues by geographic region were as follows (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
United States of America	$24,931	33.7%	$18,564	37.0%
Other North America	5,369	7.2	4,138	8.3
Europe	13,950	18.8	10,237	20.4
Asia	29,591	40.0	16,974	33.9
Other	219	0.3	222	0.4

	$74,060	100.0%	$50,135	100.0%

     All of our revenues to date have been denominated in U.S. dollars.
     Net Loss. Our net loss has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	stock-based compensation expense;

•	amortization of purchased intangibles;

•	acquired in-process research and development (“IPR&D”);

•	litigation settlement costs;

•	restructuring charges;

•	goodwill impairment charges;

•	combinations of companies within our customer base;

•	purchased intangible asset impairment charges;

•	other-than-temporary impairment of short-term investments and marketable securities; and

•	income tax expense (benefit).
     Since the start of fiscal 2007, we have invested a total of $217.4 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually result in significantly less demand for our products than was expected when the development work commenced. As a result of restructuring activities associated with these downturns, we have discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

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
Inventory Valuation and Warranty Liabilities
     Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of June 30, 2008, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $9.8 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $0.8 million.
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
     We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2008 and 2007, in accordance with SFAS 142, we determined that there were three reporting units to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may differ from actual outcomes. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
     For fiscal 2008, the projected discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 10% to 15% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. Upon completion of the annual impairment test for fiscal 2008, we determined that there was an indicator of impairment because the estimated carrying value of one of the three reporting units exceeded its fair value. As a result, we performed additional impairment analyses as required by SFAS 142. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could of had a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge of $71.5 million for our storage unit in the fourth quarter of fiscal 2008, which primarily related to the deterioration of the projected future revenues associated with the products in our storage unit. As a result of general market conditions, our planned product introductions in our storage unit were not expected to ramp as quickly as previously expected in fiscal 2007 or during fiscal 2008, causing our near-term and longer-term forecasts to be lower. These forecasts represented the best estimate that our management had at the time and believed at that time to be reasonable. However, actual results could differ from these forecasts, which may have resulted in a further impairment of goodwill. For example, if our projected future revenues in these forecasts were decreased by 10%, then our impairment charge would have increased by $4.7 million.
Investments
     We hold a variety of interest bearing securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment is recorded in the consolidated statement of operations and reduces net income (increases net loss) for the applicable accounting period. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In the future, should we determine we no longer have the ability or intent to hold securities in a loss position to their maturity or a recovery in value, we may be required to recognize additional losses in our earnings for unrealized loss positions that we currently consider to be temporary in nature. If securities in a continuous loss position that are considered temporarily impaired remain in a continuous loss position in the future, then these securities could be considered other-than-temporarily impaired in future periods. As of June 30, 2008, we classified $5.2 million as long term investments. In the three months ended June 30, 2008 we recorded other-than-temporary impairment charges of $3.4 million to current earnings. This change was primarily driven by an overall deterioration of the financial markets during the three months ended June 30, 2008. For the year ended March 31, 2008 we recorded other-than-temporary impairment charges of $1.7 million to current earnings. For the three months ended June 30, 2008, we did not record a write-down in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $5.3 million as we believed that such losses were temporary. In addition, if we had determined that the impairment of securities in a continuous loss position greater than 12 months was other-than-temporary, an additional charge of $0.9 million would have been recorded.
Restructuring Charges
     Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting and/or reoccupying certain facilities may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. For example, in fiscal 2007, when we decided to reoccupy a previously restructured facility, we eliminated the related liability which reduced our restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. In fiscal 2008, we recorded restructuring charges of approximately $3.0 million associated with our restructuring actions. For the three months ended June 30, 2008, we recorded a reversal of $0.3 million in restructuring charge. For a full description of our restructuring activities, refer to our discussion of restructuring charges in Note 3 to the condensed consolidated financial statements.
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

Stock-Based Compensation Expense
     Effective April 1, 2006 we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date by equally weighting the historical volatility and the implied volatility of our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense recognized in our financial statements in fiscal 2007 and thereafter was based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2007 and thereafter was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we considered the award to be probable, expense is recorded over the estimated service period. To the extent that our assumptions are incorrect, the amount of stock-based compensation recorded will be increased or decreased. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2008 to the Three Months Ended June 30, 2007
     Net Revenues. Net revenues for the three months ended June 30, 2008 were $74.1 million, representing an increase of 48% from net revenues of $50.1 million for the three months ended June 30, 2007. We classify our revenues into three categories based on the markets that the underlying products serve. The categories are Process, Transport and Store. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Process	$33,897	45.8%	$19,301	38.5%	$14,596	75.6%
Transport	27,302	36.8	17,590	35.1	9,712	55.2
Store	12,861	17.4	13,244	26.4	(383)	(2.9)

	$74,060	100.0%	$50,135	100.0%	$23,925	47.7%

     The primary driver to the overall growth in our net revenues for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was the increase in net revenues from our process and transport product lines offset by a minor decrease in net revenues from our storage product line. Net revenues for the three months ended June 30, 2007 were lower as we had experienced downward inventory corrections by our customers, product transitions and an overall softness in demand which has improved over the past year. We have been experiencing a steady recovery over the last four quarters as the overall market conditions have improved.
     Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Net revenues	$74,060	100.0%	$50,135	100.0%	$23,925	47.7%
Cost of revenues	35,850	48.4	26,498	52.9	9,352	35.3

Gross profit	$38,210	51.6%	$23,637	47.1%	$14,573	61.7%

     The gross profit percentage for the three months ended June 30, 2008 increased to 51.6%, compared to 47.1% for the three months ended June 30, 2007. The increase in our gross profit percentage for the three months ended June 30, 2008 compared to the prior year period was primarily due to an overall increase in net revenues, favorable product mix and favorable cost improvements.
     The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2008 was $4.6 million compared to $4.7 million for the three months ended June 30, 2007. Based on the amount of capitalized purchased intangibles on the balance sheet as of June 30, 2008, we expect amortization expense for purchased intangibles charged to cost of revenues to be $13.2 million in the remainder of fiscal 2009, $12.1 million in fiscal 2010 and $11.3 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges, which would impact our gross margin in future periods.
     Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Research and development	$23,481	31.7%	$25,482	50.8%	$(2,001)	(7.9)%
Selling, general and administrative	$16,613	22.4%	$16,063	32.0%	$550	3.4%

     Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expenses of 7.9% for the three months ended June 30, 2008, compared to the three months ended June 30, 2007, was due primarily to a decrease of $1.4 million in foundry costs, $1.0 million in equipment/software costs, and $0.5 million in technology access fee, offset by an increase of $0.7 million in personnel cost and $0.3 million of stock compensation expense. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.
     Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 3.4% for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, was primarily due to an increase of $0.4 million in external commissions, $0.4 million in professional fees, $0.3 million in marketing communications expense and $0.3 million in bad debts, offset by a decrease of $0.8 million in personnel expenses. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.
     Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2008 and 2007, which was included in the tables above (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Costs of revenues	$214	0.3%	$72	0.1%	$142	197.2%
Research and development	1,337	1.8	1,055	2.1	282	26.7
Selling, general and administrative	1,657	2.2	1,493	3.0	164	11.0

	$3,208	4.3%	$2,620	5.2%	$588	22.4%

     The increase in stock-based compensation expense for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is primarily due to option and RSU grants during the three months ended June 30, 2008. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2013 related to unvested share-based payment awards at June 30, 2008 is $23.6 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.3 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and RSUs in fiscal 2009 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.
     Restructuring Charges. The following table presents restructuring charges for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Restructuring charges (reversal)	$(258)	(0.3)%	$(32)	(0.1)%	$(226)	(706.25)%
     The reversal of restructuring charges recorded for the three months ended June 30, 2008 was related to accruals made for the restructuring actions for which the liability is no longer required.
     Option investigation and related expenses. The following table presents option investigation and related expenses for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30.
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Option investigation, net	$347	0.5%	$292	0.1%	$55	18.8%

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
     Interest and Other Income (Expense), net. The following table presents interest and other income, net for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Interest income (expense), net	$(1,402)	1.9%	$3,048	6.1%	$(4,450)	(146.0)%
Other income, net	$75	0.1%	$28	0.1%	$47	167.9%
     Interest and Other Income (Expense), net. Interest income (expense), net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities as well as realized gains and losses from the sale of short-term investments and impairment charges on investments, less interest expense. The decrease for the three months ended June 30, 2008 is primarily due to the effect of a $3.4 million impairment charge on investments and lower cash and investments balances, as well as the effect of declining interest rates.
     Income Taxes. The following table presents our income tax expense (benefit) for the three months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended June 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Income tax expense (benefit)	$554	0.8%	$(17)	0.0%	$571	3,358.8%
     The federal statutory income tax rate was 35% for the three months ended June 30, 2008 and 2007. The increase in the income tax expense recorded for the three months ended June 30, 2008 compared to June 30, 2007, was primarily due to a charge for deferred tax liabilities related to the amortization of tax-deductible goodwill in connection with the acquisition of assets and licensed intellectual property related to IBM’s Power PRS Switch Fabric line which we acquired in September 2003 and alternative minimum taxes.
FINANCIAL CONDITION AND LIQUIDITY
     As of June 30, 2008, our principal source of liquidity consisted of $199.6 million in cash, cash equivalents, short-term investments and marketable securities. Working capital as of June 30, 2008 was $222.5 million. Total cash, cash equivalents and short-term investments and marketable securities increased by $4.8 million during the three months ended June 30, 2008 compared to March 31, 2008 primarily as a result of amounts reclassified from long-term marketable securities. At June 30, 2008, we had contractual obligations not included on our balance sheet totaling $42.9 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.
     For the three months ended June 30, 2008, we generated $11.1 million of cash in our operations compared to using $8.8 million for the three months ended June 30, 2007. Our net loss of $5.2 million for the three months ended June 30, 2008 included $14.2 million of non-cash charges consisting of $1.7 million of depreciation, $5.9 million of amortization of purchased intangibles, $3.2 million of stock-based compensation and $3.4 million for marketable securities impairment. Our net loss of $16.4 million for the three months ended June 30, 2007, included $10.2 million of non-cash charges consisting of $1.6 million of depreciation, $6.0 million of amortization of purchased intangibles, and $2.6 million of stock-based compensation. The remaining change in operating cash flows for the three months ended June 30, 2008 primarily reflected increases in our accounts receivable, deferred tax liability and deferred revenue and decreases in accounts inventory, other assets, accounts payable and accrued payroll and other accrued liabilities. Our overall days sales outstanding was consistent at 36 days for both the three months ended June 30, 2008 and March 31, 2008.
     We used $0.4 million in cash for our investing activities during the three months ended June 30, 2008, compared to generating cash of $4.8 million during the three months ended June 30, 2007. During the three months ended June 30, 2008, we used $3.5 million of cash for the purchase of property, equipment and other assets, offset by net proceeds of $3.1 million from short-term investment activities. During the three months ended June 30, 2007, we generated net proceeds of $5.9 million from short-term investment activities, offset by $1.1 million for the purchase of property, equipment and other assets.
     There were no material financing activities during the three months ended June 30, 2008 compared to the use of $18.7 million for our financing activities during the three months ended June 30, 2007. The major financing use of cash for the three months ended June 30, 2007 was open market repurchases of our common stock and the funding of our structured stock repurchase agreements for $19.1 million offset by the sales of common stock through employee stock options of $0.6 million.
     In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured repurchase agreements. During the three months ended June 30, 2008, no shares were repurchased on the open market. During the three months ended June 30, 2007, we repurchased 0.7 million shares on the open market at a weighted average price of $12.54 per share. From the time the program was implemented through June 30, 2008, a total of 8.9 million shares were repurchased on the open market at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery.
     We have also utilized structured stock repurchase agreements to buy back shares which are prepaid written put options on the our common stock. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our investment returned with a premium. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement inception. Any cash received, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
     During the three months ended June 30, 2008, we did not enter into any structured stock repurchase agreements. During the three months ended June 30, 2007, we entered into structured stock repurchase agreements totaling $10.0 million. Upon settlement of one of the underlying agreements, we received 0.4 million shares of our common stock at an effective purchase price of $11.40 per share. At June 30, 2008, we had no outstanding structured stock repurchase agreements. From the inception of our most recent stock repurchase program through June 30, 2008, we entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements through June 30, 2008, we received $136.6 million in cash and 7.8 million shares of our common stock at an effective purchase price of $10.16 per share.
     At June 30 2008, $5.5 million remained available to repurchase shares under the stock repurchase program.
          The table below is a plan-to-date summary of the Company’s repurchase program activity as of June 30, 2008 (in thousands, except per share data):

	Aggregate	Repurchased	Average Price
	Price	Shares	Per Share
Stock repurchase program
Authorized amount	$200,000	—	$—

Open market repurchases	103,966	8,856	11.74
Structured stock repurchase agreements*	90,517	7,797	11.61

Total repurchases	$194,483	16,653	$11.68

Available for repurchase	$5,517

*	The amounts above do not include gains of $11.3 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $10.16 share and for total repurchases would have been $11.00 per share.

     The following table summarizes our contractual operating leases and other purchase commitments as of June 30, 2008 (in thousands):

		Other
	Operating	Purchase
	Leases	Commitments	Total
Fiscal Years Ending March 31,
2009	$11,867	$25,709	$37,576
2010	4,300	—	4,300
2011	1,040	—	1,040
2012	—	—	—
2013	—	—	—

Total minimum payments	$17,207	$25,709	$42,916

     We did not have any off-balance sheet arrangements as of June 30, 2008 or March 31, 2008.
     We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months, although we could elect or could be required to raise additional capital during such period. There can be no assurance that debt or equity financing will be available on commercially reasonable terms or at all.

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
     We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2008, our investment portfolio included fixed-income securities classified as available-for-sale investments and marketable securities with an aggregate fair market value of $146.3 million and a cost basis of $151.6 million. These securities are subject to interest rate risk, as well as credit risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. Based on an evaluation of securities that have been in a continuous loss position at June 30, 2008, the Company has determined the decline in the fair value of certain securities to be other-than-temporary and accordingly has written down such securities by approximately $3.4 million. As of June 30, 2008, we have not recorded a write-down adjustment in connection with our other securities in a loss position with unrealized losses of $5.3 million, as we believe that such loss is not other-than-temporary.
     The following table presents the hypothetical changes in fair value of our short-term investments and marketable securities held at June 30, 2008 (in thousands):

Fair
	Valuation of Securities Given an			Value as	Valuation of Securities Given an
	Interest Rate Decrease of			of	Interest Rate Increase of
	X Basis Points (“BPS”)			June 30, 2008	X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$154,347	$151,532	$148,911	$146,272	$143,733	$141,291	$138,864

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
     As required by SEC Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
     Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2008.
*Our business strategy may contemplate the acquisition of other companies, products and technologies. Merger and acquisition activities involve numerous risks and we may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems.
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
     As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the fiscal year ended March 31, 2008, we recorded a goodwill impairment charge of $71.5 million related to our storage unit. In the fiscal year ended March 31, 2006, we recorded a goodwill impairment charge of $131.2 million related to our storage and embedded units. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At June 30, 2008, we had $314.3 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of an impairment to the carrying value of these assets, due to further adverse changes in market conditions.
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
*An important part of our strategy is to continue our focus on the markets for communications and storage equipment. If we change strategy or are unable to further expand our share of these markets or react timely or properly to emerging trends, our revenues may not grow and could decline.
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
     If we change our strategy, the change could have a significant impact on our business, financial condition and results of operations while we are implementing our new strategy. Furthermore, there is no assurance that our new strategy will not fail.
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
*Our cash and cash equivalents and portfolio of short-term investments and long-term marketable securities are exposed to certain market risks.
     We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of June 30, 2008, $5.2 million of our available-for-sale securities were classified as long-term assets on our consolidated balance sheet. These securities have fair values that have been less than their amortized cost for 12 or more consecutive months. During the three months ended June 30, 2008, we recorded $3.4 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other than temporary. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At June 30, 2008, the continuous unrealized losses on these securities over the preceding 12 months was approximately $0.9 million.
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
*Our dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that our cost of materials will be higher than expected.
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
     Our requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production of an older or lower-volume process that it uses to produce our parts. We cannot assure you that our external foundries will continue to devote resources to the production of parts for our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs, lower our gross margin, cause us to hold more inventory or materially impact our ability to deliver our products on time. As our volumes decrease with any third-party foundry, the likelihood of unfavorable pricing increases.
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
*Any acquisitions we make could disrupt our business and harm our results of operations and financial condition.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Below is a summary of stock repurchases for the three months ended June 30, 2008 (in thousands, except average price per share).

			Total Number of
			Shares Purchased as	Maximum Amount
			Part of Publicly	that May Yet Be
	Total Number of	Average Price Paid	Announced Plans or	Purchased Under the
Period	Shares Purchased	per Share	Programs	Plans or Programs
April 1 — April 30, 2008	—	$—	—	$5,517
May 1 — May 31, 2008	—	$—	—	5,517
June 1— June 30, 2008	—	$—	—	5,517

Total shares repurchased	—	—	—
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
Date: July 30, 2008

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