Form 10-Q
period 2008-09-30
APPLIED MICRO CIRCUITS CORP
filed 2008-10-31
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of September 30, 2008, 65,270,230 shares of the registrant’s common stock, $0.01 par value per share were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	September 30,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$63,809	$42,689
Short-term investments-available-for-sale	131,839	100,200
Accounts receivable, net	31,899	28,800
Inventories	34,481	37,966
Other current assets	9,400	11,340

Total current assets	271,428	220,995
Marketable securities	5,436	51,919
Property and equipment, net	27,456	25,995
Goodwill	264,130	264,130
Purchased intangibles, net	44,221	56,025
Other assets	14,673	13,783

Total assets	$627,344	$632,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	23,459	25,518
Accrued payroll and related expenses	8,573	6,087
Other accrued liabilities	11,925	14,655
Deferred revenue	2,028	1,917

Total current liabilities	45,985	48,177
Deferred tax liability	4,397	3,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares-2,000, none issued and outstanding
Common stock, $0.01 par value:
Authorized shares-375,000 at September 30, 2008 and March 31, 2008
Issued and outstanding shares-65,270 at September 30, 2008 and 64,779 at March 31, 2008	653	648
Additional paid-in capital	5,904,366	5,896,616
Accumulated other comprehensive loss	(8,995)	(4,976)
Accumulated deficit	(5,319,062)	(5,311,576)

Total stockholders’ equity	576,962	580,712

Total liabilities and stockholders’ equity	627,344	632,847

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net revenues	$76,931	$58,210	$150,991	$108,345
Cost of revenues	35,981	30,328	71,831	56,826

Gross profit	40,950	27,882	79,160	51,519
Operating expenses:
Research and development	24,461	24,480	47,942	49,962
Selling, general and administrative	16,334	15,850	32,947	31,913
Amortization of purchased intangible assets	1,320	1,336	2,640	2,681
Restructuring charges (reversal)	140	1,376	(118)	1,344
Litigation settlement	130	—	130	—
Option investigation, net	(184)	209	163	501

Total operating expenses	42,201	43,251	83,704	86,401

Operating loss	(1,251)	(15,369)	(4,544)	(34,882)
Interest income (expense), net	(814)	2,128	(2,216)	5,176
Other income, net	264	4,778	339	4,806

Loss before income taxes	(1,801)	(8,463)	(6,421)	(24,900)
Income tax expense (benefit)	512	(410)	1,066	(427)

Net loss	$(2,313)	$(8,053)	$(7,487)	$(24,473)

Basic and diluted net loss per share:
Net loss per share	$(0.04)	$(0.12)	$(0.12)	$(0.35)

Shares used in calculating basic and diluted net loss per share	65,150	68,783	65,007	69,599

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 30,
	2008	2007
Operating activities:
Net loss	(7,487)	$(24,473)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation	3,449	3,227
Amortization of purchased intangibles	11,804	11,956
Investment impairment charge	6,837	—
Stock-based compensation expense
Stock options	3,703	5,268
Restricted stock units	2,502	649
Net gain on sale of strategic equity investments	—	(4,649)
Net loss (gain) on disposal of property and equipment	29	(64)
Changes in operating assets and liabilities:
Accounts receivable	(3,099)	9,340
Inventories	3,485	(9,195)
Other assets	1,050	1,653
Accounts payable	(2,059)	(12,582)
Accrued payroll and other accrued liabilities	(244)	(4,506)
Deferred taxes	439	—
Deferred revenue	111	6

Net cash provided by (used for) operating activities	20,520	(23,370)

Investing activities:
Proceeds from sales and maturities of short-term investments and marketable securities	339,602	345,009
Purchases of short-term investments and marketable securities	(335,619)	(286,191)
Purchase of strategic investments	—	(5,000)
Net proceeds from the sale of strategic equity investments	—	5,249
Purchase of property, equipment and other assets	(4,935)	(3,314)
Proceeds from sale of property and equipment	—	1,646

Net cash provided by (used for) investing activities	(952)	57,399

Financing activities:
Proceeds from issuance of common stock	1,615	3,286
Repurchase of company stock	—	(29,268)
Funding of structured stock repurchase agreements	—	(23,830)
Funds received from structured stock repurchase agreement including gains	—	13,237
Other	(63)	(231)

Net cash provided by (used for) financing activities	1,552	(36,806)

Net increase (decrease) in cash and cash equivalents	21,120	(2,777)
Cash and cash equivalents at the beginning of the period	42,689	51,595

Cash and cash equivalents at the end of the period	63,809	$48,818

Supplementary cash flow disclosure:
Cash paid for:
Interest	$3	$9

Income taxes	$555	$338

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
     The accompanying unaudited interim condensed consolidated financial statements of Applied Micro Circuits Corporation (“AMCC” or the “Company”) have been prepared in accordance with generally accepted accounting principles and Article 10 of Regulation S-X for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, considered necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The Company has experienced significant quarterly fluctuations in net revenues and operating results and these fluctuations could continue.
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
Use of Estimates
     The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to inventory valuation, warranty liabilities and revenue reserves, which affects its cost of sales and gross margin; allowance for doubtful accounts, which affects its operating expenses; the unrealized losses on its short-term and long-term marketable securities, which affects its interest income (expense), net; the valuation of purchased intangibles and goodwill, which affects its amortization and impairments of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects it operating expenses; the valuation of deferred income taxes, which affects its income tax expense (benefit); and stock-based compensation, which affects its gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.
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
Recent Accounting Pronouncements
     Effective April 1, 2008, the Company adopted EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.
     In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets.
     Effective April 1, 2008, the Company adopted SFAS No. 159 (“SFAS 159”), The Fair Value Option for Financial Assets and Financial Liabilities. SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this statement.
2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable (in thousands):

	September30,	March 31,
	2008	2008
Accounts receivable	$33,427	$30,113
Less: allowance for doubtful accounts	(1,528)	(1,313)

	$31,899	$28,800

Inventories (in thousands):

	September 30,	March 31,
	2008	2008
Finished goods	$22,026	$28,753
Work in process	8,908	5,338
Raw materials	3,547	3,875

	$34,481	$37,966

Other current assets (in thousands):

	September 30,	March 31,
	2008	2008
Prepaid expenses	$7,843	$9,819
Deposits	424	469
Interest receivable	332	410
Other	801	642

	$9,400	$11,340

Property and equipment (in thousands):

	Useful	September 30,	March 31,
	Life	2008	2008
	(in years)
Machinery and equipment	5—7	$35,652	$35,142
Leasehold improvements	1—15	9,191	8,364
Computers, office furniture and equipment	3—7	54,320	64,386
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		111,719	120,448
Less: accumulated depreciation and amortization		(84,263)	(94,453)

		$27,456	$25,995

Purchased intangibles (in thousands):

	September 30, 2008			March 31, 2008
		Accumulated			Accumulated
		Amortization			Amortization
	Gross	and Impairments	Net	Gross	and Impairments	Net
Developed technology	$425,000	$(392,911)	$32,089	$425,000	$(383,745)	$41,255
Backlog/customer relationships	6,330	(4,831)	1,499	6,330	(4,687)	1,643
Patents/core technology rights/tradenames	62,305	(51,672)	10,633	62,305	(49,178)	13,127

	$493,635	$(449,414)	$44,221	$493,635	$(437,610)	$56,025

As of September 30, 2008, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of	Operating
	Revenue	Expenses	Total
Fiscal year 2009 (remaining)	$8,617	$2,639	$11,256
Fiscal year 2010	12,097	4,018	16,115
Fiscal year 2011	10,500	4,018	14,518
Fiscal year 2012	875	852	1,727
Fiscal year 2013	—	250	250
Thereafter	—	355	355

Total	$32,089	$12,132	$44,221

Other assets (in thousands):

	September 30,	March 31,
	2008	2008
Non-current portion of prepaid expenses	$4,238	$4,251
Strategic investments	7,000	7,000
Other	3,435	2,532

	$14,673	$13,783

Short-term investments and marketable securities:
     The following is a summary of available-for-sale investments, at fair value (in thousands):

	September 30,	March 31,
	2008	2008
U.S. Treasury securities and agency bonds	$10,453	$8,838
Corporate bonds	11,004	13,431
Mortgage-backed and asset-backed securities*	46,818	52,837
Closed-end bond funds	50,228	55,621
Preferred stock and options	18,772	21,392

	$137,275	$152,119

*	At September 30, 2008 and March 31, 2008, approximately $38.4 million and $43.1 million of the amounts presented were mortgage-backed securities, respectively.

	September 30,	March 31,
	2008	2008
Reported as:
Short-term investments available-for-sale	$131,839	$100,200
Marketable securities	5,436	51,919

	$137,275	$152,119

     The following is a summary of gross unrealized losses as of September 30, 2008 (in thousands):

	Less than 12 months of		12 months or more of
	unrealized losses		unrealized losses		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
U.S. Treasury securities and agency bonds	$6,781	$(37)	$—	$—	$6,781	$(37)
Corporate bonds	11,139	(633)	—	—	11,139	(633)
Mortgage-backed and asset-backed securities	26,904	(949)	243	(4)	27,147	(953)
Closed-end bond funds	36,456	(5,645)	5,193	(1,153)	41,649	(6,798)
Preferred stock and options	4,297	(502)	—	—	4,297	(502)

	$85,577	$(7,766)	$5,436	$(1,157)	$91,013	$(8,923)

     As of September 30, 2008, the Company determined that approximately $5.4 million of its available-for-sale securities constitute long-term marketable securities because the Company has the ability and the intent to hold these securities until a recovery of the amortized cost is achieved, which recovery may be at maturity. The fair value of each of these securities had been less than its amortized cost for 12 or more consecutive months. The unrealized losses of these securities at September 30, 2008 are $1.2 million.
     Based on an evaluation of securities that have been in a continuous loss position at September 30, 2008, the Company determined the decline in the fair value of certain securities to be an other-than-temporary impairment and accordingly has written down such securities by approximately $3.4 million and $6.8 million for the three and six months ended September 30, 2008, respectively.
Short-term investments and marketable securities, measured at fair value:
The following table summarizes the type of instruments measured at fair value on a recurring basis as of September 30, 2008:

	Fair Value Measurement as of September 30,
	(In thousands)
	Level 1	Level 2	Level 3	Total
Description
US Treasury securities and agency bonds	$10,453	$—	$—	$10,453
Corporate bonds	—	11,004	—	11,004
Mortgage backed and asset backed securities	—	46,818	—	46,818
Closed-end bond funds	50,228	—	—	50,228
Preferred stock and options	—	18,772	—	18,772

	$60,681	$76,594	$—	$137,275

     The following table summarizes the financial assets presented on our consolidated condensed balance sheets as of September 30, 2008 as follows:

	Fair Value Measurement as of September 30,
	(In thousands)
	Level 1	Level 2	Level 3	Total
Assets
Short-term investments available-for-sale	$55,245	$76,594	$—	$131,839
Marketable securities	5,436	—	—	5,436

	$60,681	$76,594	$—	$137,275

Other accrued liabilities (in thousands):

	September 30,	March 31,
	2008	2008
Executive deferred compensation	$3,435	$3,558
Employee related liabilities	2,239	2,475
Warranty	1,320	1,475
Professional fees	1,046	785
Restructuring liabilities	644	1,578
Current income taxes	394	322
Other taxes	93	317
Other	2,754	4,145

	$11,925	$14,655

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
     The following table summarizes the activity related to the warranty reserves (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Beginning accrual balance	$1,507	$2,507	$1,475	$2,692
Charged to (reduction in) costs and expenses	(66)	(548)	46	(309)
Charges incurred	(121)	(77)	(161)	(161)
Adjustments to estimated liability	—	—	(40)	(340)

Ending accrual balance	$1,320	$1,882	$1,320	$1,882

Interest income (expense), net (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Interest income	$2,639	$3,081	$5,093	$6,243
Net realized loss on short-term investments and other-than-temporary impairment on investment securities	(3,452)	(947)	(7,306)	(1,058)
Interest expense	(1)	(6)	(3)	(9)

	$(814)	$2,128	$(2,216)	$5,176

     During the three and six months ended September 30, 2008, the company recorded an impairment charge of approximately $3.4 and $6.8 million for certain securities which it determined to be an other-than-temporary impairment, respectively.

Other income, net (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net (loss) gain on disposals of property and equipment	$—	$58	$(29)	$64
Foreign currency loss	—	(13)	(1)	(51)
Gain on strategic investment*	—	4,649	—	4,649
Other	264	84	369	144

	$264	$4,778	$339	$4,806

*	The gain on strategic investment is from the sale of the Company’s equity investment in Mellanox Technologies, Ltd., an Israeli company listed on the Nasdaq Stock Market.
Net loss per share:
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(2,313)	$(8,053)	$(7,487)	$(24,473)
Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	65,150	68,783	65,007	69,599
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in basic and diluted net loss per share computation	65,150	68,783	65,007	69,599

Basic and diluted net loss per share	$(0.04)	$(0.12)	$(0.12)	$(0.35)

     Because the Company incurred losses for the three and six months ended September 30, 2008 and 2007, the effect of dilutive securities totaling 219,000, 230,000, 267,000 and 254,000 equivalent shares for the three and six months ended September 30, 2008 and 2007, respectively, have been excluded from the net loss per share computations as their impact would be anti-dilutive.
3. RESTRUCTURING CHARGES
     Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the restructuring activities as of September 30, 2008, is as follows (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
Liability, March 31, 2007	$350	$—	$—	$350
Charged to expense	1,993	853	316	3,162
Cash payments	(1,441)	—	—	(1,441)
Noncash charges	—	—	(316)	(316)
Reductions to estimated liability	(177)	—	—	(177)

Liability, March 31, 2008	725	853	—	1,578
Charged to expense	140	—	—	140
Cash payments	(588)	(228)	—	(816)
Noncash charges	—	—	—	—
Reductions to estimated liability	(258)	—	—	(258)

Liability, September 30, 2008	$19	$625	$—	$644

     The following table provides detailed activity related to the restructuring programs as of September 30, 2008 (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
March 2006 Restructuring Program
Liability, March 31, 2007	$300	$—	$—	$300
Cash payments	(155)	—	—	(155)
Reductions to estimated liability	(145)	—	—	(145)

Liability, March 31, 2008	$—	$—	$—	$—

June 2006 Restructuring Program
Liability, March 31, 2007	$50	$—	$—	$50
Cash payments	(18)	—	—	(18)
Reductions to estimated liability	(32)	—	—	(32)

Liability, June 30, 2007	$—	$—	$—	$—

July 2007 Restructuring Program
Charged to expense	$733	$—	$—	$733
Cash payments	(709)	—	—	(709)

Liability, March 31, 2008	$24	$—	$—	$24

Reductions to estimated liability	(24)	—	—	(24)

Liability, June 30, 2008	$—	$—	$—	$—

September 2007 Restructuring Program
Charged to expense	$812	$—	$—	$812
Cash payments	(459)	—	—	(459)

Liability, March 31, 2008	$353	$—	$—	$353

Cash payments	(157)	—	—	(157)
Reductions to estimated liability	(196)	—	—	(196)

Liability, September 30, 2008	$—	$—	$—	$—

March 2008 Restructuring Program
Charged to expense	$448	$853	$316	$1,617
Cash payments	(100)	—	—	(100)
Noncash charge	—	—	(316)	(316)

Liability, March 31, 2008	$348	$853	$—	$1,201

Cash payments	(291)	(228)	—	(519)
Reductions to estimated liability	(38)	—	—	(38)

Liability, September 30, 2008	$19	$625	$—	$644

September 2008 Restructuring Program
Charged to expense	$140	$—	$—	$140
Cash payments	(140)	—	—	(140)

Liability, September 30, 2008	$—	$—	$—	$—

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
     In September 2007, the Company implemented another restructuring program. The September 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 28 positions. As a result of the September 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During fiscal 2008, the Company recorded an additional $0.1 million for employee severances and paid down part of its remaining liability. During the three months ended June 30, 2008, the Company reduced its estimated liability related to this restructuring program by $0.2 million through restructuring expense. During the three months ended September 30, 2008, the Company paid all remaining liabilities related to this restructuring program.
     In March 2008, the Company implemented another restructuring program. The March 2008 restructuring program was implemented to reduce job redundancies. The restructuring program consisted of the elimination of 20 positions. As a result of the March 2008 restructuring program, the Company recorded a net charge of $1.6 million, consisting of $0.4 million for employee severances, $0.9 million for operating lease impairment and $0.3 million for an asset impairment. During the six months ended September 30, 2008, the Company paid down part of its remaining liabilities related to this restructuring program. In addition, the Company also recorded a reversal for part of its liabilities which was no longer required through restructuring expense.
     In September 2008, the Company implemented another restructuring program which was put into effect during the months of September and October 2008. The September 2008 restructuring program was implemented to realign and focus the Company’s resources on its core competencies. The restructuring program consisted of the elimination of 30 positions. As a result of the September 2008 restructuring program, the Company recorded a payment of $0.1 million during the three months ended September 30, 2008 and expects to record an additional charge of $0.9 to $1.1 million during the three months ended December 31, 2008 for employee severances. The Company anticipates that the restructuring plan will reduce its ongoing operating expenses by approximately $5.0 million to $5.5 million annually.
4. COMPREHENSIVE LOSS
     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net loss	$(2,313)	$(8,053)	$(7,487)	$(24,473)
Change in net unrealized gain (loss) on short-term investments and marketable securities	(4,657)	(4,102)	(4,025)	(4,221)
Foreign currency translation adjustment loss	7	(226)	6	(422)

Comprehensive loss	$(6,963)	$(12,381)	$(11,507)	$(29,116)

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

Common Stock
     At September 30, 2008 the Company had 375.0 million shares authorized for issuance and approximately 65.3 million shares issued and outstanding. At March 31, 2008 there were approximately 64.8 million shares issued and outstanding.
Employee Stock Purchase Plan
     The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Approximately 0.3 million shares were issued during the six months ended September 30, 2008. During the fiscal year ended March 31, 2008, approximately 0.6 million shares were issued under this plan. At September 30, 2008, approximately 3.4 million shares had been issued under this plan and approximately 1.4 million shares were available for future issuance.
Stock Repurchase Program
     In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the six months ended September 30, 2008, no shares were repurchased on the open market. During the six months ended September 30, 2007, 2.5 million common shares were repurchased on the open market at a weighted average price of $11.81 per share. From the time the program was implemented, a total of 8.9 million shares have been repurchased on the open market at a weighted average price of $11.74 per share. All repurchased shares have been retired upon delivery.
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
     There was no structured stock repurchase agreement activity during the six months ended September 30, 2008. At September 30, 2008, the Company had no outstanding structured stock repurchase agreements. During the six months ended September 30, 2007, the Company entered into structured stock repurchase agreements totaling $23.8 million. For those agreements that had been settled by September 30, 2007, the Company received 0.4 million shares of its common stock at an effective purchase price of $11.38 per share and $13.2 million in cash. The outstanding structured stock repurchase agreements settled in October 2007 for $7.9 million in cash. From the inception of the Company’s stock repurchase program in August 2004, the Company has entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements, the Company received $136.6 million in cash and 7.8 million shares of its common stock at an effective purchase price of $10.16 per share.
     The table below is a plan-to-date summary of the Company’s repurchase program activity as of September 30, 2008 (in thousands, except per share data):

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
     At September 30, 2008, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

     Option activity under the Company’s stock incentive plans in the six months ended September 30, 2008 is set forth below:

		Weighted Average
	Number of Shares	Exercise Price Per
	(in thousands)	Share
Outstanding at the beginning of the period	9,214	$17.57
Granted	930	7.80
Exercised	(33)	2.62
Cancelled	(2,762)	21.26

Outstanding at the end of the period	7,349	$15.02

Vested at the end of the period	4,955	$17.29

     At September 30, 2008, the weighted average remaining contractual term for options outstanding is 5.44 years and for options vested is 4.77 years.
     The aggregate pretax intrinsic value of options exercised during the six months ended September 30, 2008 was $0.2 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.
     The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2008 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
			Weighted
			Average
			Remaining
Range of		Weighted	Contractual		Weighted
Exercise	Number of	Average	Term	Number of	Average
Prices	Shares	Exercise Price	(in years)	Shares	Exercise Price
$ 0.19 — $8.31	1,616,505	$ 7.18	7.37	334,159	$ 4.77
8.88 — 12.16	1,761,671	11.57	4.45	1,341,939	11.50
12.20 — 14.12	1,568,212	13.12	6.26	1,265,820	13.15
14.13 — 19.80	1,523,324	15.27	5.24	1,134,484	15.40
20.36 — 300.13	879,087	39.29	2.76	879,087	39.29

$ 0.19 — $300.13	7,348,799	$ 15.02	5.44	4,955,489	$ 17.29

     As of September 30, 2008, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $0.8 million and options outstanding was $0.8 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $5.98 on September 30, 2008.
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

Restricted stock unit activity for the six months ended September 30, 2008 is set forth below:

Restricted Stock Units
Outstanding
Number of Shares
(in thousands)
Balance at beginning of period	1,200
Awarded during the period	952
Vested during the period	(220)
Cancelled during the period	(142)

Balance at end of period	1,790

     The weighted average grant-date fair value per share for the restricted stock units was $8.95 for the six months ended September 30, 2008, and the weighted average remaining contractual term for the restricted stock units outstanding as of September 30, 2008 was 1.3 years.
     Based on the closing price of the Company’s common stock of $5.98 on September 30, 2008, the total pretax intrinsic value of all outstanding restricted stock units on that date was $10.7 million.
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
     The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the three and six months ended September 30, 2008 and 2007, which is allocated as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation expense by type of awards
Stock options	$1,593	$2,929	$3,703	$5,268
Restricted stock units	1,404	368	2,502	649

Total stock-based compensation expense	2,997	3,297	6,205	5,917
Stock-based compensation capitalized to (expensed from) inventory	(64)	48	(64)	192

Total stock-based compensation	$2,933	$3,345	$6,141	$6,109

     The fair value of the options granted during the three and six months ended September 30, 2008 and 2007 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,
			Employee Stock
	Employee Stock Options		Purchase Plans
	2008	2007	2008	2007
Expected life (years)	3.9	3.9	0.5	0.5
Risk-free interest rate	3.0%	4.6%	1.9%	5.0%
Volatility	43%	49%	43%	55%
Dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$2.79	$5.08	$2.13	$3.44

     The weighted average fair value per share of the restricted stock units awarded was $8.57, $8.95, $11.88 and $11.84 in the three and six months ended September 30, 2008 and 2007, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
     Effective April 1, 2008, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.1% to 5.2% as a result of a decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.
     The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Stock-based compensation included in expenses:
Cost of revenues	$182	$240	$396	$312
Research and development	1,098	1,216	2,435	2,271
Selling, general and administrative	1,717	1,841	3,374	3,334

Total stock-based compensation expense	$2,997	$3,297	$6,205	$5,917
Stock-based compensation capitalized to (expensed from) inventory	(64)	48	(64)	192

Total stock-based compensation	$2,933	$3,345	$6,141	$6,109

     The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2013 related to unvested share-based payment awards at September 30, 2008 is $23.8 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
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

     The Company acquired Quake Technologies, Inc. (“Quake”) in August 2006. On or about November 20, 2002, Spirent Communications of Ottawa Limited (“Spirent”) filed suit in the Ontario (Canada) Superior Court of Justice against Quake. Spirent’s claim, as submitted at trial, was for approximately $1,100,000, representing rent allegedly owed by Quake pursuant to an offer to sublease. Quake defended that lawsuit and asserted a Counterclaim by way of a Statement of Defence and Counterclaim that was filed on or about December 20, 2002. The trial took place in 2005 and 2006. Quake was successful at trial, obtaining a dismissal of Spirent’s claim against it, judgment against Spirent on its Counterclaim, and an award of legal costs. Spirent filed a Notice of Appeal on July 27, 2006, appealing the trial Decision to the Court of Appeal for Ontario. Spirent’s appeal was heard by the Court of Appeal on November 21, 2007, and the Decision of the Court of Appeal was received on February 12, 2008, allowing Spirent’s appeal. In the result, Spirent was granted judgment against Quake in the amount of $1,096,793, plus legal costs. In April 2008, Quake filed an Application for Leave to Appeal with the Supreme Court of Canada, pursuant to Quake’s effort to appeal the Decision of the Court of Appeal for Ontario to the Supreme Court of Canada. The Application for Leave to Appeal was dismissed by the Supreme Court of Canada on July 17, 2008. No further rights of appeal are available to Quake. Accordingly, in July and October 2008, Quake made payments to Spirent in the total amount of $1,488,420 on account of all amounts owing by Quake to Spirent On October 14, 2008, a deposit that was paid by Quake to a real estate broker in trust in or about October 2000, pursuant to the offer to sublease, was returned to Quake, with interest, in the amount of $152,752. All amounts identified above in this paragraph are in Canadian Dollars.
On June 5, 2007, two former officers of the Company were named as defendants in another derivative action filed in the United States District Court for the Northern District of California, captioned Segen v. Rickey, et al ., No. C 07 2917 (“Section 16b Action”). The plaintiff in the Section 16b Action alleged that these two former officers violated Section 16b of the Securities Exchange Act of 1934, as amended, and Rule 16b-3 promulgated thereunder through the receipt of option grants and stock sales from 1999 through 2001 which plaintiff alleged constituted short-swing trading transactions. The Section 16b Action sought disgorgement of profits and benefits from these individual defendants, and attorneys’ fees and costs. The Company was named as a nominal defendant in the Section 16b Action, and thus no recovery against the Company was sought. The Company and the individual defendants moved to dismiss the complaint. On February 29, 2008, the Court granted the motions to dismiss without leave to amend and entered judgment in favor of the defendants. Plaintiff appealed the judgment but before the parties had begun briefing, Plaintiff agreed to dismiss the appeal. On August 29, 2008, the Court of Appeals dismissed the appeal with prejudice pursuant to a stipulation of the parties.
8. INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on April 1, 2007. The adoption of FIN 48 was not material to the financial statements due to a full valuation allowance against deferred tax assets. The total amount of unrecognized tax benefits as of April 1, 2008, was $36.9 million, including interest and penalties. During the quarter ended September 30, 2008, additional unrecognized tax benefits of $31,000 were recorded. The Company does not foresee significant changes to its unrecognized tax liabilities within the next twelve months.
     The Company’s income tax expense consists of federal alternative minimum taxes, state taxes, and foreign taxes. The federal statutory income tax rate was 35% for the three and six months ended September 30, 2008 and 2007. The Company’s income tax expense for the three months ended September 30, 2008 was $0.5 million as compared to an income tax benefit of $0.4 million during the three months ended September 30, 2007. The increase in the income tax expense recorded for the three and six months ended September 30, 2008 compared to September 30, 2007, was primarily due to a charge for deferred tax liabilities related to the amortization of tax-deductible goodwill in connection with the acquisition of assets and licensed intellectual property related to IBM’s Power PRS Switch Fabric line which we acquired in September 2003 and alternative minimum taxes. Comparatively, the tax benefit for the three and six months ended September 30, 2007 was primarily due to the completion and settlement of a foreign tax audit that resulted from the liquidation of one of its foreign subsidiaries.
     At April 1, 2008, the Company had net deferred tax assets of $398.4 million. These deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset these net deferred tax assets. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has completed a Section 382 analysis regarding the limitation of net operating loss and research and development tax credit carryforwards. There were no ownership changes identified. However, no Section 382 analysis was done with respect to the Company’s acquired net operating losses and research and development tax credit carryforwards. As a result, utilization of the portion of the Company’s net operating loss and tax credit carryforwards attributable to acquired entities may be restricted. The Company has removed these acquired deferred tax assets for net operating losses and research and development credits from its deferred tax asset schedule. The Company has not recognized any accrued interest or penalties related to unrecognized tax benefits through the quarter ended September 30, 2008.
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
9. PATENT PURCHASE AGREEMENT
     On July 11, 2008, the Company entered into a patent purchase agreement (the “Patent Purchase Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the agreement, the Company has agreed to sell a series of its patents, patent applications and associated rights related to certain technologies (collectively, the “Assigned Patent Rights”) in consideration for an aggregate purchase price of $33.0 million. The purchase price will be paid over the next three years in equal quarterly payments of $3.0 million each and due to the nature of the payment terms, revenue will be recorded as the payments are received. The first quarterly payment and related revenue of $3.0 million was recognized during the three months ended September 30, 2008. The Company generally recognizes revenue from the sale of patents and associated rights when cash is received and contractual terms have been met.
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
10. SUBSEQUENT EVENT
     On October 29, 2008, the Board approved a $100.0 million stock repurchase program. The specific terms of the program are still to be determined.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:
•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2008 and 2007. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.
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
     We maintain a website at www.amcc.com to which we regularly post copies of our press releases as well as additional information about us. Our filings with the SEC are available free of charge through our website as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our website to email or RSS feed alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our website. Information contained in our website does not constitute a part of this report.

     The following tables present a summary of our results of operations for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Net revenues	$76,931	100.0%	$58,210	100.0%	$18,721	32.2%
Cost of revenues	35,981	46.8	30,328	52.1	5,653	18.6

Gross profit	40,950	53.2	27,882	47.9	13,068	46.9
Total operating expenses	42,201	54.9	43,251	74.3	(1,050)	(2.4)

Operating loss	(1,251)	(1.7)	(15,369)	(26.4)	14,118	91.9
Interest and other income (expense), net	(550)	(0.7)	6,906	11.9	(7,456)	(108.0)

Loss before income taxes	(1,801)	(2.4)	(8,463)	(14.5)	6,662	78.7
Income tax expense (benefit)	512	0.7	(410)	(0.7)	922	224.9

Net loss	$(2,313)	(3.1)%	$(8,053)	(13.8)%	$5,740	71.3%

	Six Months Ended September 30,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Net revenues	$150,991	100%	$108,345	100.0%	$42,646	39.4%
Cost of revenues	71,831	47.6	56,826	52.4	15,005	26.4

Gross profit	79,160	52.4	51,519	47.6	27,641	53.7
Total operating expenses	83,704	55.4	86,401	79.8	(2,697)	(3.1)

Operating loss	(4,544)	(3.0)	(34,882)	(32.2)	30,338	87.0
Interest and other income (expense), net	(1,877)	(1.2)	9,982	9.2	(11,859)	(118.8)

Loss before income taxes	(6,421)	(4.2)	(24,900)	(23.0)	18,479	74.2
Income tax expense (benefit)	1,066	0.7	(427)	(0.4)	1,493	349.6

Net loss	$(7,487)	(4.9)%	$(24,473)	(22.6)%	$16,986	69.4%

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
     In calendar 2006, our strategic direction changed in such a way that certain valuable patents were no longer core to our strategic direction. We reported our non-focus revenues separately and began to analyze our patent portfolio in detail. These patents relate to non-core products, foundry and other items that are not relevant to our long-term strategic product road maps. As a result, we embarked on a program to monetize this intellectual property. In July, 2008, we entered into a Patent Purchase Agreement (“the Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies in consideration for an aggregate purchase price of $33.0 million. The purchase price will be paid over the next three years in equal quarterly payments of $3.0 million each and due to the nature of the payment terms, revenue will be recorded as the payments are received beginning in the quarter ended September 30, 2008. Under the Agreement, we and our affiliates have retained a worldwide and non-exclusive right to manufacture and sell existing AMCC products that utilize technology covered by the patents. The Agreement includes customary representations, warranties and covenants by us. Prior to the due date of the final payment, Qualcomm is permitted to withhold a portion of the total purchase price in the event we breach the representations, warranties or covenants that we made under the Agreement. We hope to achieve a sustainable long-term revenue stream from our program to monetize our non-core intellectual property in the next three-to-five years.
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
     For these and other reasons, our net revenue and results of operations for the three and six months ended September 30, 2008 and prior periods may not necessarily be indicative of future net revenue and results of operations.
     Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three and six months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Avnet Inc.	25%	23%	23%	23%
     We expect that Avnet will continue to account for a substantial portion of our net revenues for the foreseeable future.
     Net revenues by geographic region were as follows (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
United States of America	$26,041	33.8%	$20,378	35.0%
Other North America	7,417	9.6	4,454	7.7
Europe	13,530	17.6	12,459	21.4
Asia	29,673	38.6	20,680	35.5
Other	270	0.4	239	0.4

	$76,931	100%	$58,210	100.0%

	Six Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
United States of America	$50,972	33.8%	$38,941	35.9%
Other North America	12,786	8.5	8,593	7.9
Europe	27,480	18.2	22,696	20.9
Asia	59,264	39.2	37,654	34.8
Other	489	0.3	461	0.5

	$150,991	100%	$108,345	100.0%

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
     Since the start of fiscal 2007, we have invested a total of $241.9 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually result in significantly less demand for our products than was expected when the development work commenced. As a result of restructuring activities associated with these downturns, we have discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.
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

Inventory Valuation and Warranty Liabilities
     Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of September 30, 2008, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $11.9 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $0.5 million.
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
     We are required to assess goodwill impairment annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. For fiscal 2008, in accordance with SFAS 142, we determined that there were three reporting units to be tested. The goodwill impairment test compares the implied fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the fair value of the implied goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows and market comparisons. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may differ from actual outcomes. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
     For the fiscal 2008 annual impairment test, the projected discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 10% to 15% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. Upon completion of the annual impairment test for fiscal 2008, we determined that there was an indicator of impairment because the estimated carrying value of one of the three reporting units exceeded its fair value. As a result, we performed additional impairment analyses as required by SFAS 142. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have had a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge of $71.5 million for our storage unit in the fourth quarter of fiscal 2008, which primarily related to the deterioration of the projected future revenues associated with the products in our storage unit. As a result of general market conditions, our planned product introductions in our storage unit were not expected to ramp as quickly as previously expected in fiscal 2007 or during fiscal 2008, causing our near-term and longer-term forecasts to be lower. These forecasts represented the best estimate that our management had at the time and believed at that time to be reasonable. However, actual results could differ from these forecasts, which may have resulted in a further impairment of goodwill. For example, if our projected future revenues in these forecasts were decreased by 10%, then our impairment charge would have increased by $4.7 million.
Investments
     We hold a variety of interest bearing securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment is recorded in the consolidated statement of operations and reduces net income (increases net loss) for the applicable accounting period. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The current rapidly changing economic climate and volatile financial markets have created an environment in which it is difficult to make accurate estimates and assumptions on which we base our judgments. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In the future, should we determine we no longer have the ability or intent to hold securities in a loss position to their maturity or a recovery in value, we may be required to recognize additional losses in our earnings for unrealized loss positions that we currently consider to be temporary in nature. If securities in a continuous loss position that are considered temporarily impaired remain in a continuous loss position in the future, then these securities could be considered other-than-temporarily impaired in future periods. As of September 30, 2008, we classified $5.4 million as long term investments. In the six months ended September 30, 2008 we recorded other-than-temporary impairment charges of $6.8 million to current earnings. This change was primarily driven by an overall deterioration of the financial markets during the six months ended September 30, 2008. For the year ended March 31, 2008 we recorded other-than-temporary impairment charges of $1.7 million to current earnings. For the six months ended September 30, 2008, we did not record a write-down in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $8.9 million as we believed that such losses were temporary. In addition, if we had determined that the impairment of securities in a continuous loss position greater than 12 months was other-than-temporary, an additional charge of $1.2 million would have been recorded.
Fair Value of Financial Instruments
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007.
     Beginning April 1, 2008, short term investments and long term marketable securities are recorded at fair value in our condensed consolidated balance sheet and are categorized based upon the level of judgment associated with inputs used to measure their fair value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

     Level 1 – Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
     Level 2 – Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
     Level 3 – Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
     We classify inputs to derive fair values for short term investments and long-term marketable investments as Level 1 and 2. Instruments classified as Level 1 include highly liquid government and agency securities, money market funds and publicly traded equity securities in active markets. Instruments classified as Level 2 include corporate notes, asset-backed securities and commercial paper.
     We have no Level 3 inputs.
     In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets.
Restructuring Charges
     Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting and/or reoccupying certain facilities may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. For example, in fiscal 2007, when we decided to reoccupy a previously restructured facility, we eliminated the related liability which reduced our restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. In fiscal 2008, we recorded restructuring charges of approximately $3.0 million associated with our restructuring actions. For the six months ended September 30, 2008, we recorded a net reversal of $0.1 million in restructuring charge. For a full description of our restructuring activities, refer to our discussion of restructuring charges in Note 3 to the condensed consolidated financial statements.
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
     From time to time we generate revenue from the sale of our internally developed intellectual property (“IP”). We generally recognize revenue from the sale of IP when cash is received and all other basic criteria outlined above are met.
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

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended September 30, 2008 to the Three and Six Months Ended September 30, 2007
     Net Revenues. Net revenues for the three and six months ended September 30, 2008 were $76.9 million and $151.0 million respectively, representing an increase of 30.7% and 38.6% from net revenues of $58.2 million and $108.3 million for the three and six months ended September 30, 2007. We classify our revenues into three categories based on the markets that the underlying products serve. The categories are Process, Transport and Store. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Process	$33,297	43.3%	$28,924	49.7%	$4,373	15.1%
Transport	30,993	40.3	17,057	29.3	13,936	81.7
Store	12,641	16.4	12,229	21.0	412	3.4

	$76,931	100.0%	$58,210	100.0%	$18,721	32.2%

	Six Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Process	$67,194	44.5%	$48,225	44.5%	$18,969	39.3%
Transport	58,295	38.6	34,648	32.0	23,647	68.2
Store	25,502	16.9	25,472	23.5	30	0.1

	$150,991	100.0%	$108,345	100.0%	$42,646	39.4%

     The primary driver to the overall growth in our net revenues for the three and six months ended September 30, 2008 compared to the three and six months ended September 30, 2007 was the increase in net revenues from our process and transport product lines. The increase in these product lines is significant as the related revenues for the comparable periods in 2007 were lower due to downward inventory corrections at our customers, product transitions and overall softness in demand. The decline was primarily in net revenues of our process and transport products. We expect our overall revenues to decline by about 10% next quarter. The primary driver for the projected decline is overall depressed market conditions.
     Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Net revenues	$76,931	100.0%	$58,210	100.0%	$18,721	32.2%
Cost of revenues	35,981	46.8	30,328	52.1	5,653	18.6

Gross profit	$40,950	53.2%	$27,882	47.9%	$13,068	46.9%

	Six Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Net revenues	$150,991	100.0%	$108,345	100.0%	$42,646	39.4%
Cost of revenues	71,831	47.6	56,826	52.4	15,005	26.4

Gross profit	$79,160	52.4%	$51,519	47.6%	$27,641	53.7%

     The gross profit percentage for the three and six months ended September 30, 2008 increased to 53.2% and 52.4%, compared to 47.9% and 47.6% for the three and six months ended September 30, 2007. The increase in our gross profit percentage for the three and six months ended September 30, 2008 compared to the prior year period was primarily due to an overall increase in net revenues, favorable product mix, favorable cost improvements and $3.0 million in revenue from the sale of our non-core patents and associated rights to Qualcomm.
     The amortization of purchased intangible assets included in cost of revenues during the three and six months ended September 30, 2008 was $4.6 million and $9.2 million compared to $4.6 million and $9.3 million for the three and six months ended September 30, 2007. Based on the amount of capitalized purchased intangibles on the balance sheet as of September 30, 2008, we expect amortization expense for purchased intangibles charged to cost of revenues to be $8.6 million in the remainder of fiscal 2009, $12.1 million in fiscal 2010 and $11.4 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges, which would impact our gross margin in future periods.
     Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Research and development	$24,461	31.8%	$24,480	42.1%	$(19)	(0.1)%
Selling, general and administrative	$16,334	21.2%	$15,850	27.2%	$484	3.1%

	Six Months Ended September 30,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Research and development	$47,942	31.8%	$49,962	46.1%	$(2,020)	(4.0)%
Selling, general and administrative	$32,947	21.8%	$31,913	29.5%	$1,034	3.2%
     Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. R&D expenses for the three months ended September 30, 2008, were consistent with the three months ended September 30, 2007. The decrease in R&D expenses of 4.0% for the six months ended September 30, 2008, compared to the six months ended September 30, 2007, was due to a decrease of $2.6 million in foundry costs, and $1.0 million in core development costs, offset by an increase of $1.8 million in personnel expenses. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.
     Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 3.1% for the three months ended September 30, 2008 compared to the three months ended September 30, 2007, was primarily due to an increase of $0.4 million in personnel expenses, $0.3 million in external commissions and $0.2 million in bad debts, offset by a decrease of $0.4 million in product interface software costs for demonstration products to specific requirements of potential customers. The increase in SG&A expenses of 3.2% for the six months ended September 30, 2008 compared to the six months ended September 30, 2007, was primarily due to an increase of, $0.5 million in professional fees, $0.5 million in marketing communication expenses and $0.5 million in bad debts, offset by a decrease of $0.4 million in personnel expense. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

     Stock-Based Compensation. The following table presents stock-based compensation expense for the three and six months ended September 30, 2008 and 2007, which was included in the tables above (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Costs of revenues	$182	0.2%	$240	0.4%	$(58)	(24.2)%
Research and development	1,098	1.4	1,216	2.1	(118)	(9.7)
Selling, general and administrative	1,717	2.3	1,841	3.2	(124)	(6.7)

	$2,997	3.9%	$3,297	5.7%	$(300)	(9.1)%

	Six Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Costs of revenues	$396	0.3%	$312	0.3%	$84	26.9%
Research and development	2,435	1.6	2,271	2.1	164	7.2
Selling, general and administrative	3,374	2.2	3,334	3.1	40	1.2

	$6,205	4.1%	$5,917	5.5%	$288	4.9%

     The decrease in stock-based compensation expense for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to a decrease in performance option and employee stock purchase plan expense, offset by expenses from additional option and RSU grants for the three months ended September 30, 2008. The increase in stock-based compensation expense for the six ended September 30, 2008 compared to the six months ended September 30, 2007 is primarily due to option and RSU grants during the six months ended September 30, 2008. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2013 related to unvested share-based payment awards at September 30, 2008 is $23.8 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.8 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and RSUs in fiscal 2009 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.
     Restructuring Charges. The following table presents restructuring charges for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Restructuring charges	$140	0.2%	$1,376	2.4%	$(1,236)	(89.8)%

	Six Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Restructuring charges (reversal)	$(118)	(0.1)%	$1,344	1.2%	$(1,462)	(108.8)%
     The charge incurred during the three months ended September 30, 2008 was for employee severance. The reversal of restructuring charges recorded for the six months ended September 30, 2008 was related to accruals made for prior restructuring actions for which the liability is no longer required.

     Option investigation and related expenses. The following table presents option investigation and related expenses for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30.
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Option investigation, net	$(184)	0.2%	$209	0.4%	$(393)	(188.0)%

	Six Months Ended September 30.
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Option investigation, net	$163	0.1%	$501	0.5%	$(338)	(67.5)%
     During the three months ended June 30, 2006, we initiated a review of our historical stock option granting policies. We incurred professional and legal fees as a result of our self-initiated review. Although we concluded our investigation during the three months ended March 31, 2007, we continue to incur expenses for the related ongoing legal and regulatory proceedings as a result of the option investigation, offset by our insurance proceeds.
     Interest and Other Income (Expense), net. The following table presents interest and other income, net for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Interest income (expense), net	$(814)	1.1%	$2,128	3.7%	$(2,942)	(138.3)%
Other income, net	$264	0.3%	$4,778	8.2%	$(4,514)	(94.5)%

	Six Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Interest income (expense), net	$(2,216)	(1.5)%	$5,176	4.8%	$(7,392)	(142.8)%
Other income, net	$339	0.2%	$4,806	4.4%	$(4,467)	(92.9)%
     Interest and Other Income (Expense), net. Interest income (expense), net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities as well as realized gains and losses from the sale of short-term investments and impairment charges on investments, less interest expense. The decrease in interest income for the three and six months ended September 30, 2008, compared to the same period in fiscal 2007 was mainly due to the effect of impairment charges of $3.4 million and $6.8 million, respectively, on investments and lower cash and investments balances, as well as the effect of declining interest rates. The decrease in other income was due to a $4.6 million gain from the sale of our strategic equity investment in Mellanox Technologies, Ltd., an Israeli company listed on the Nasdaq Stock Market, recorded in fiscal 2007.

     Income Taxes. The following table presents our income tax expense (benefit) for the three and six months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Income tax expense (benefit)	$512	0.7%	$(410)	(0.7)%	$922	224.9%

	Six Months Ended September 30,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Income tax expense (benefit)	$1,066	0.7%	$(427)	(0.4)%	$1,493	349.6%
     The federal statutory income tax rate was 35% for the three months ended September 30, 2008 and 2007. The increase in the income tax expense recorded for the three and six months ended September 30, 2008 compared to September 30, 2007, was primarily due to a charge for deferred tax liabilities related to the amortization of tax-deductible goodwill in connection with the acquisition of assets and licensed intellectual property related to IBM’s Power PRS Switch Fabric line which we acquired in September 2003 and alternative minimum taxes.
FINANCIAL CONDITION AND LIQUIDITY
     As of September 30, 2008, our principal source of liquidity consisted of $195.6 million in cash, cash equivalents and short-term investments. Working capital as of September 30, 2008 was $225.4 million. Total cash, cash equivalents and short-term investments increased by $52.8 million during the six months ended September 30, 2008 compared to March 31, 2008, primarily due to the reclassification of $46.5 million in marketable securities to short-term investments. At September 30, 2008, we had contractual obligations not included on our balance sheet totaling $44.6 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.
     During the six months ended September 30, 2008, we generated $20.5 million of cash in our operations compared to using $23.4 million during the six months ended September 30, 2007. Our net loss of $7.5 million for the six months ended September 30, 2008 included $28.2 million of non-cash charges consisting of $3.4 million of depreciation, $11.8 million of amortization of purchased intangibles, $6.2 million of stock-based compensation and $6.8 million for marketable securities impairment. Our net loss of $24.5 million for the six months ended September 30, 2007, included $21.1 million of non-cash charges consisting of $3.2 million of depreciation, $12.0 million of amortization of purchased intangibles, $5.9 million of stock-based compensation charges recorded in accordance with SFAS 123(R), and $4.6 million gain on the sale of strategic equity investments. The remaining change in operating cash flows for the six months ended September 30, 2008 primarily reflected increases in our accounts receivable, deferred tax liability, accrued payroll and other accrued liabilities and deferred revenue and decreases in inventory, other assets, and other accrued liabilities. Our overall days sale outstanding was consistent at 37 days for both the six months ended September 30, 2008 and the fiscal year ended March 31, 2008.
     We used $1.0 million in cash for our investing activities during the six months ended September 30, 2008, compared to generating $57.4 million during the six months ended September 30, 2007. During the six months ended September 30, 2008, we used $4.9 million of cash for the purchase of property, equipment and other assets, offset by net proceeds of $3.9 million from short-term investment activities. During the six months ended September 30, 2007, we generated cash primarily from the sales and maturities of short-term investments.
     We received net cash of $1.6 million from financing activities during the six months ended September 30, 2008 compared to using $36.8 million during the six months ended September 30, 2007. The financing receipt of cash for the six months ended September 30, 2008 was from the sales of common stock through employee stock options and purchases. The financing use of cash for the six month ended September 30, 2007 was for our stock repurchase program.
     In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured repurchase agreements. During the six months ended September 30, 2008, no shares were repurchased on the open market. During the six months ended September 30, 2007, we repurchased 2.5 million shares on the open market at a weighted average price of $11.81 per share. From the time the program was implemented in August 2004, a total of 8.9 million shares were repurchased on the open market at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery.
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
     During the six months ended September 30, 2008, we did not enter into any structured stock repurchase agreements. At September 30, 2008, we had no outstanding structured stock repurchase agreements. During the six months ended September 30, 2007, we entered into structured stock repurchase agreements totaling $23.8 million. For those agreements that had been settled by September 30, 2007, we received 0.4 million shares of our common stock at an effective purchase price of $11.38 per share and $13.2 million in cash. The outstanding structured stock repurchase agreements settled in October 2007 for $7.9 million in cash. From the inception of our most recent stock repurchase program, we entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements, we received $136.6 million in cash and 7.8 million shares of our common stock at an effective purchase price of $10.16 per share.
     The table below is a plan-to-date summary of the Company’s repurchases program activity as of September 30, 2008 (in thousands, except per share data):

	Aggregate	Repurchased	Average Price
	Price	Shares	Per Share
Stock repurchase program
Authorized amount	$200,000	—	$—
Open market repurchases	103,966	8,856	11.74
Structured stock repurchase agreements*	90,517	7,797	11.61

Total repurchases	$194,483	16,653	$11.68

Available for repurchase	$5,517

*	The amounts above do not include gains of $11.3 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $10.16 per share and for total repurchases would have been $11.00 per share.
     The following table summarizes our contractual operating leases and other purchase commitments as of September 30, 2008 (in thousands):

		Other
	Operating	Purchase
	Leases	Commitments	Total
Fiscal Years Ending March 31,
2009 (remaining)	$11,947	$24,722	$36,669
2010	5,978	—	5,978
2011	1,716	—	1,716
2012	227	—	227
2013	—	—	—

Total minimum payments	$19,868	$24,722	$44,590

     We did not have any off-balance sheet arrangements as of September 30, 2008 or March 31, 2008.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. The current turbulence in the U.S. and global financial markets has caused a decline in stock values across all industries. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
     We maintain an investment portfolio of various holdings, types and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed and asset backed securities and closed-end bond funds, with credit ratings as specified in our investment policy. We also have invested in preferred stocks, which pay quarterly fixed rate dividends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values, except for investments managed by one investment manager who utilizes U.S. Treasury bond futures options as a protection against the impact of increases in interest rates on the fair value of preferred stocks managed by that investment manager.
     We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2008, our investment portfolio included fixed-income securities classified as available-for-sale investments and marketable securities with an aggregate fair market value of $137.3 million and a cost basis of $150.0 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. Based on an evaluation of securities that have been in a continuous loss position at September 30, 2008, we have determined the decline in the fair value of certain securities to be other-than-temporary and we have accordingly written down such securities by approximately $6.8 million during the six months ended September 30, 2008. As of September 30, 2008, we have not recorded a write-down adjustment in connection with our other securities in a loss position with unrealized losses of $8.9 million, as we believe that such loss is not other-than-temporary.
     The following table presents the hypothetical changes in fair value of our short-term investments and marketable securities held at September 30, 2008 (in thousands):

Fair
	Valuation of Securities Given an			Value as	Valuation of Securities Given an
	Interest Rate Decrease of			of	Interest Rate Increase of
	X Basis Points (“BPS”)			September 30, 2008	X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$152,796	$147,494	$142,303	$137,274	$132,486	$127,875	$123,143

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
     As required by SEC Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
     As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the fiscal year ended March 31, 2008, we recorded a goodwill impairment charge of $71.5 million related to our storage unit. In the fiscal year ended March 31, 2006, we recorded a goodwill impairment charge of $131.2 million related to our storage and embedded units. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At September 30, 2008, we had $308.4 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of impairment to the carrying value of these assets, due to further adverse changes in market conditions.
*The uncertainty of the current economic and political conditions could harm our investment portfolio, revenues and operating results.
          Current conditions in the domestic and global economies are uncertain. A general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases.
          The recent turmoil in the economic environment in many parts of the world may continue to put pressure on global economic conditions. Our revenues and operating results may also be affected by uncertain or changing economic conditions. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience material impacts on our business, operating results, and financial condition.
          We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility. If the market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in fair value of our investments below the cost basis when the decline is judged to be other-than-temporary.
          We also have invested in privately-held companies, many of which can still be considered in startup or developmental stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose all or substantially all of the value of our investments in these companies, and in some cases we have lost all of substantially all of the value of our investment in such entities.
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
     We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of September 30, 2008, $5.4 million of our available-for-sale securities were classified as long-term assets on our consolidated balance sheet. These securities have fair values that have been less than their amortized cost for 12 or more consecutive months. During the six months ended September 30, 2008, we recorded $6.8 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other than temporary. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At September 30, 2008, the continuous unrealized losses on these securities over the preceding 12 months were approximately $1.2 million.
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
     In the transport communications IC markets, we compete primarily against companies such as LSI, Broadcom and Vitesse. In the embedded processor communications IC market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. Our principal competitors in the RAID controller market are Adaptec, Areca, LSI, and Promise. Many of these companies have substantially greater financial, marketing and distribution resources than we have. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Any failure by us to compete successfully in these target markets would have a material adverse effect on our business, financial condition and results of operations.
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
     Our requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production of an older or lower-volume process that it uses to produce our parts. We cannot assure you that our external foundries will continue to devote resources to the production of parts for our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs, lower our gross margin, cause us to hold more inventories or materially impact our ability to deliver our products on time. As our volumes decrease with any third-party foundry, the likelihood of unfavorable pricing increases.
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
     Our future success depends to a significant extent upon the continued service of our senior management personnel. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industry; in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retaining personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our annual meeting of stockholders on August 19, 2008. Of the 64.9 million shares of our common stock that could be voted at the annual meeting, 59.6 million shares, or 92% were represented at the meeting in person or by proxy, which constituted a quorum. Voting results were as follows:
     Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld
Cesar Cesaratto	58,578,623	1,049,757
Donald Colvin	58,814,381	813,999
Kambiz Hooshmand	58,797,478	830,902
Niel Ransom	58,816,254	812,126
Fred Shlapak	58,811,439	816,941
Arthur B. Stabenow	58,265,274	1,363,106
Julie H. Sullivan	58,808,722	819,658
     Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the period ending March 31, 2009:

For	Against	Abstain
58,941,548	585,696	101,136

ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.60(4)	Qualcomm Patent Purchase Agreement dated July 11, 2008.

10.61(4)	Qualcomm Patent Purchase Amendment dated July 11, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

(4)	The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 31, 2008

Applied Micro Circuits Corporation
By:	/s/ Robert G. Gargus
Robert G. Gargus
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.60(4)	Qualcomm Patent Purchase Agreement dated July 11, 2008.

10.61(4)	Qualcomm Patent Purchase Amendment dated July 11, 2008.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2001.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

(4)	The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.