Form 10-Q
period 2008-12-31
APPLIED MICRO CIRCUITS CORP
filed 2009-01-30
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2008
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
Registrant’s telephone number, including area code: (408) 542-8600
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of December 31, 2008, 65,459,411 shares of the registrant’s common stock, $0.01 par value per share were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)
(unaudited)

	December 31,	March 31,
	2008	2008
ASSETS
Current assets:
Cash and cash equivalents	$92,667	$42,689
Short-term investments-available-for-sale	95,218	100,200
Accounts receivable, net	20,909	28,800
Inventories	38,769	37,966
Other current assets	9,330	11,340

Total current assets	256,893	220,995
Marketable securities	—	51,919
Property and equipment, net	27,644	25,995
Goodwill	—	264,130
Purchased intangibles, net	38,593	56,025
Other assets	25,003	13,783

Total assets	$348,133	$632,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	17,969	25,518
Accrued payroll and related expenses	6,385	6,087
Other accrued liabilities	11,652	14,655
Deferred revenue	2,026	1,917

Total current liabilities	38,032	48,177
Deferred tax liability	—	3,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares-2,000, none issued and outstanding
Common stock, $0.01 par value:
Authorized shares-375,000 at December 31, 2008 and March 31, 2008
Issued and outstanding shares-65,459 at December 31, 2008 and 64,779 at March 31, 2008	655	648
Additional paid-in capital	5,906,228	5,896,616
Accumulated other comprehensive loss	(3,259)	(4,976)
Accumulated deficit	(5,593,523)	(5,311,576)

Total stockholders’ equity	310,101	580,712

Total liabilities and stockholders’ equity	348,133	632,847

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net revenues	$57,565	$66,267	$208,556	$174,612
Cost of revenues	27,763	33,311	99,594	90,137

Gross profit	29,802	32,956	108,962	84,475
Operating expenses:
Research and development	21,255	24,696	69,197	74,658
Selling, general and administrative	13,418	14,125	46,365	46,038
Amortization of purchased intangible assets	1,320	1,320	3,960	4,001
Impairment of goodwill	264,130	—	264,130	—
Restructuring charges, net	1,150	125	1,032	1,469
Litigation settlement	—	—	130	—
Option investigation, net	(79)	(792)	84	(291)

Total operating expenses	301,194	39,474	384,898	125,875

Operating loss	(271,392)	(6,518)	(275,936)	(41,400)
Interest income (expense), net and other-than temporary impairment	(7,497)	2,093	(9,713)	7,269
Other income, net	100	55	439	4,861

Loss before income taxes	(278,789)	(4,370)	(285,210)	(29,270)
Income tax benefit	(4,329)	(31)	(3,263)	(458)

Net loss	$(274,460)	$(4,339)	$(281,947)	$(28,812)

Basic and diluted net loss per share:
Net loss per share	$(4.20)	$(0.06)	$(4.33)	$(0.42)

Shares used in calculating basic and diluted net loss per share	65,366	67,015	65,127	68,737

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine months ended
	December 31,
	2008	2007
Operating activities:
Net loss	(281,947)	$(28,812)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities
Depreciation	5,148	4,891
Amortization of purchased intangibles	17,432	17,858
Impairment of goodwill	264,130	—
Stock-based compensation expense
Stock options	4,135	7,029
Restricted stock units	3,975	1,199
Impairment of short-term investments and marketable securities	16,941	846
Net gain on sale of strategic equity investments	—	(4,649)
Noncash restructuring charge	57	—
Net loss (gain) on disposal of property and equipment	15	(8)
Changes in operating assets and liabilities:
Accounts receivable	7,891	813
Inventories	(803)	(8,534)
Other assets	(9,210)	1,106
Accounts payable	(7,549)	(1,019)
Accrued payroll and other accrued liabilities	(2,705)	(5,660)
Deferred taxes	(3,958)	—
Deferred revenue	109	429

Net cash provided by (used for) operating activities	13,661	(14,511)

Investing activities:
Proceeds from sales and maturities of short-term investments and marketable securities	897,153	490,932
Purchases of short-term investments and marketable securities	(855,263)	(416,517)
Purchase of strategic investments	—	(5,000)
Net proceeds from the sale of strategic equity investment	—	5,249
Purchase of property, equipment and other assets	(6,812)	(4,943)
Proceeds from sale of property and equipment	—	1,646

Net cash provided by investing activities	35,078	71,367

Financing activities:
Proceeds from issuance of common stock	1,570	3,785
Repurchase of company stock	—	(56,950)
Funding of structured stock repurchase agreements	—	(41,830)
Funds received from structured stock repurchase agreement including gains	—	21,112
Other	(331)	(77)

Net cash provided by (used for) financing activities	1,239	(73,960)

Net increase (decrease) in cash and cash equivalents	49,978	(17,104)
Cash and cash equivalents at the beginning of the period	42,689	51,595

Cash and cash equivalents at the end of the period	92,667	$34,491

Supplementary cash flow disclosure:
Cash paid for:
Interest	$4	$11

Income taxes	$578	$164

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
     In October 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) 157-3 (“FSP 157-3”), Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS No. 157. The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets.
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

2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable (in thousands):

	December 31,	March 31,
	2008	2008
Accounts receivable	$22,337	$30,113
Less: allowance for doubtful accounts	(1,428)	(1,313)

	$20,909	$28,800

Inventories (in thousands):

	December 31,	March 31,
	2008	2008
Finished goods	$27,064	$28,753
Work in process	7,871	5,338
Raw materials	3,834	3,875

	$38,769	$37,966

Other current assets (in thousands):

	December 31,	March 31,
	2008	2008
Prepaid expenses	$7,879	$9,819
Deposits	618	469
Interest receivable	97	410
Other	736	642

	$9,330	$11,340

Property and equipment (in thousands):

	Useful	December 31,	March 31,
	Life	2008	2008
	(in years)
Machinery and equipment	5—7	$35,948	$35,142
Leasehold improvements	1—15	9,329	8,364
Computers, office furniture and equipment	3—7	55,730	64,386
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		113,563	120,448
Less: accumulated depreciation and amortization		(85,919)	(94,453)

		$27,644	$25,995

Purchased intangibles (in thousands):

	December 31, 2008			March 31, 2008
		Accumulated			Accumulated
		Amortization			Amortization
		and			and
	Gross	Impairments	Net	Gross	Impairments	Net
Developed technology	$425,000	$(397,220)	$27,780	$425,000	$(383,745)	$41,255
Backlog/customer relationships	6,330	(4,903)	1,427	6,330	(4,687)	1,643
Patents/core technology rights/tradenames	62,305	(52,919)	9,386	62,305	(49,178)	13,127

	$493,635	$(455,042)	$38,593	$493,635	$(437,610)	$56,025

As of December 31, 2008, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of	Operating
	Revenue	Expenses	Total
Fiscal year 2009 (remaining)	$4,308	1,320	5,628
Fiscal year 2010	12,097	4,018	16,115
Fiscal year 2011	10,500	4,018	14,518
Fiscal year 2012	875	852	1,727
Fiscal year 2013	—	250	250
Thereafter	—	355	355

Total	$27,780	10,813	38,593

Other assets (in thousands):

	December 31,	March 31,
	2008	2008
Non-current portion of prepaid expenses*	$15,107	$4,251
Strategic investments	7,000	7,000
Other	2,896	2,532

	$25,003	$13,783

*	The increase was due to the addition of an $11.0 million technology licensing fee during the three months ended December 31, 2008.
Cash, cash equivalents, short-term investments and marketable securities:
     The following is a summary at fair value (in thousands):

	December 31,	March 31,
	2008	2008
Cash	$10,802	$7,414
Cash equivalents	81,865	35,275
U.S. Treasury securities and agency bonds	1,254	8,838
Corporate bonds	5,827	13,431
Mortgage-backed and asset-backed securities*	22,226	52,837
Closed-end bond funds	45,505	55,621
Preferred stock and options	20,406	21,392

	$187,885	$194,808

*	At December 31, 2008 and March 31, 2008, approximately $17.4 million and $43.1 million of the amounts presented were mortgage-backed securities, respectively.

	December 31,	March 31,
	2008	2008
Reported as:
Cash and cash equivalents	$92,667	$42,689
Short-term investments available-for-sale	95,218	100,200
Marketable securities	—	51,919

	$187,885	$194,808

     The following is a summary of gross unrealized losses as of December 31, 2008 (in thousands):

	Less than 12 months of		12 months or more of
	unrealized losses		unrealized losses		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
Corporate bonds	$5,571	$(389)	$—	$—	$5,571	$(389)
Mortgage-backed and asset-backed securities	7,109	(658)	—	—	7,109	(658)
Closed-end bond funds	12,887	(2,005)	—	—	12,887	(2,005)
Preferred stock and options	10,277	(1,080)	—	—	10,277	(1,080)

	$35,844	$(4,132)	$—	$—	$35,844	$(4,132)

     Based on an evaluation of securities that have been in a continuous loss position at December 31, 2008, the Company determined the decline in the fair value of certain securities in all categories presented above to be an other-than-temporary impairment and accordingly has written down such securities by approximately $10.1 million and $16.9 million for the three and nine months ended December 31, 2008, respectively and approximately $0.8 million for the three and nine months ended December 31, 2007, respectively.
Cash, cash equivalents, short-term investments and marketable securities, measured at fair value:
The following table summarizes the type of instruments measured at fair value on a recurring basis as of December 31, 2008:

	Fair Value Measurement
	(In thousands)
	Level 1	Level 2	Level 3	Total
Description
Cash	$10,802	$—	$—	$10,802
Cash equivalents	81,865	—	—	81,865
US Treasury securities and agency bonds	1,254	—	—	1,254
Corporate bonds	—	5,827	—	5,827
Mortgage backed and asset backed securities	—	22,226	—	22,226
Closed-end bond funds	45,505	—	—	45,505
Preferred stock and options	—	20,406	—	20,406

	$139,426	$48,459	$—	$187,885

     The following table summarizes the financial assets presented on our consolidated condensed balance sheets as of December 31, 2008 as follows:

	Fair Value Measurement
	(In thousands)
	Level 1	Level 2	Level 3	Total
Reported as:
Cash and cash equivalents	$92,667	$—	$—	$92,667
Short-term investments available-for-sale	46,759	48,459	—	95,218

	$139,426	$48,459	$—	$187,885

Other accrued liabilities (in thousands):

	December 31,	March 31,
	2008	2008
Executive deferred compensation	$2,895	$3,558
Employee related liabilities	2,190	2,475
Warranty	1,366	1,475
Professional fees	1,191	785
Restructuring liabilities	1,119	1,578
Current income taxes	439	322
Other taxes	122	317
Other	2,330	4,145

	$11,652	$14,655

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
     The following table summarizes the activity related to the warranty reserves (in thousands):

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Beginning accrual balance	$1,320	$1,882	$1,475	$2,692
Charged to (reduction in) costs and expenses	110	288	156	(21)
Charges incurred	(164)	(177)	(325)	(338)
Adjustments to estimated liability	100	(600)	60	(940)

Ending accrual balance	$1,366	$1,393	$1,366	$1,393

Interest income (expense), net and other-than-temporary impairment (in thousands):

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Interest income	$2,785	$2,947	$7,879	$9,191
Net realized loss on short-term investments and other-than-temporary impairment on investment securities	(10,282)	(852)	(17,588)	(1,911)
Interest expense	—	(2)	(4)	(11)

	$(7,497)	$2,093	$(9,713)	$7,269

     During the three and nine months ended December 31, 2008, the company recorded impairment charges of approximately $10.1 and $16.9 million, respectively, and $0.8 million for the three and nine months ended December 31, 2007, respectively, for certain securities for which we determined the decline in the fair values was other-than-temporary.
Other income, net (in thousands):

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net gain (loss) on disposals of property and equipment	$14	$(56)	$(15)	$8
Foreign currency gain (loss)	5	—	5	(51)
Gain on strategic investment*	—	—	—	4,649
Other	81	111	449	255

	$100	$55	$439	$4,861

*	The gain on strategic investment is from the sale of the Company’s equity investment in Mellanox Technologies, Ltd., an Israeli company listed on the Nasdaq Stock Market.
Net loss per share:
     Basic net loss per share is calculated by dividing net loss by the weighted average number of common shares outstanding during the period. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net loss	$(274,460)	$(4,339)	$(281,947)	$(28,812)
Shares used in basic and diluted net loss per share computation (denominator):
Weighted average common shares outstanding	65,366	67,015	65,127	68,737
Dilutive effect of stock options and restricted stock units	—	—	—	—

Shares used in basic and diluted net loss per share computation	65,366	67,015	65,127	68,737

Basic and diluted net loss per share	$(4.20)	$(0.06)	$(4.33)	$(0.42)

     Because the Company incurred losses for the three and nine months ended December 31, 2008 and 2007, the effect of dilutive securities totaling 165,000 and 208,000 equivalent shares for the three and nine months ended December 31, 2008, respectively, and 286,000 and 265,000 equivalent shares for the three and nine months ended December 31, 2007, respectively, have been excluded from the net loss per share computations as their impact would be anti-dilutive.

3. RESTRUCTURING CHARGES
     Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the restructuring activities as of December 31, 2008, is as follows (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
Liability, March 31, 2007	$350	$—	$—	$350
Charged to expense	1,993	853	316	3,162
Cash payments	(1,441)	—	—	(1,441)
Noncash charges	—	—	(316)	(316)
Reductions to estimated liability	(177)	—	—	(177)

Liability, March 31, 2008	725	853	—	1,578
Charged to expense	1,289	—	—	1,289
Cash payments	(1,092)	(341)	—	(1,433)
Noncash charges	(57)	—	—	(57)
Reductions to estimated liability	(258)	—	—	(258)

Liability, December 31, 2008	$607	$512	$—	$1,119

     The following table provides detailed activity related to the restructuring programs as of December 31, 2008 (in thousands):

		Facilities	Property
		Consolidation and	and
	Workforce	Operating Lease	Equipment
	Reduction	Commitments	Impairments	Total
March 2006 Restructuring Program
Liability, March 31, 2007	$300	$—	$—	$300
Cash payments	(155)	—	—	(155)
Reductions to estimated liability	(145)	—	—	(145)

Liability, March 31, 2008	$—	$—	$—	$—

June 2006 Restructuring Program
Liability, March 31, 2007	$50	$—	$—	$50
Cash payments	(18)	—	—	(18)
Reductions to estimated liability	(32)	—	—	(32)

Liability, June 30, 2007	$—	$—	$—	$—

July 2007 Restructuring Program
Charged to expense	$733	$—	$—	$733
Cash payments	(709)	—	—	(709)

Liability, March 31, 2008	$24	$—	$—	$24

Reductions to estimated liability	(24)	—	—	(24)

Liability, June 30, 2008	$—	$—	$—	$—

September 2007 Restructuring Program
Charged to expense	$812	$—	$—	$812
Cash payments	(459)	—	—	(459)

Liability, March 31, 2008	$353	$—	$—	$353

Cash payments	(157)	—	—	(157)
Reductions to estimated liability	(196)	—	—	(196)

Liability, September 30, 2008	$—	$—	$—	$—

March 2008 Restructuring Program
Charged to expense	$448	$853	$316	$1,617
Cash payments	(100)	—	—	(100)
Noncash charge	—	—	(316)	(316)

Liability, March 31, 2008	$348	$853	$—	$1,201

Cash payments	(310)	(341)	—	(651)
Reductions to estimated liability	(38)	—	—	(38)

Liability, December 31, 2008	$—	$512	$—	$512

September 2008 Restructuring Program
Charged to expense	$1,289	$—	$—	$1,289
Cash payments	(625)	—	—	(625)
Noncash charge	(57)	—	—	(57)

Liability, December 31, 2008	$607	$—	$—	$607

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
     In March 2008, the Company implemented another restructuring program. The March 2008 restructuring program was implemented to reduce job redundancies. The restructuring program consisted of the elimination of 20 positions. As a result of the March 2008 restructuring program, the Company recorded a net charge of $1.6 million, consisting of $0.4 million for employee severances, $0.9 million for operating lease impairment and $0.3 million for an asset impairment. During the nine months ended December 31, 2008, the Company paid down part of its remaining liabilities related to this restructuring program. In addition, the Company also recorded a reversal for part of its liabilities which was no longer required through restructuring expense.
     In September 2008, the Company implemented another restructuring program which was put into effect during the months of September and October 2008. The September 2008 restructuring program was implemented to realign and focus the Company’s resources on its core competencies. The restructuring program consisted of the elimination of 30 positions. As a result of the September 2008 restructuring program, the Company recorded a net charge of $1.3 million. During the nine months ended December 31, 2008, the Company paid down approximately $0.6 million relating to this restructuring program.
     The Company expects to be substantially completed with implementing its restructuring plans by the end of this fiscal year.
4. COMPREHENSIVE LOSS
     The components of comprehensive loss, net of tax, are as follows (in thousands):

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Net loss	$(274,460)	$(4,339)	$(281,947)	$(28,812)
Change in net unrealized gain (loss) on short-term investments and marketable securities	5,954	(983)	1,930	(5,204)
Foreign currency translation adjustment loss	(219)	280	(213)	(142)

Comprehensive loss	$(268,725)	$(5,042)	$(280,230)	$(34,158)

5. STOCKHOLDERS’ EQUITY
Preferred Stock
     The Company’s Amended and Restated Certificate of Incorporation, as amended, allows for the issuance of up to 2.0 million shares of preferred stock in one or more series and permits the Company’s board of directors (the “Board”) to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series so designated by the Board without further vote or action by the stockholders.
Common Stock
     At December 31, 2008 the Company had 375.0 million shares authorized for issuance and approximately 65.5 million shares issued and outstanding. At March 31, 2008 there were approximately 64.8 million shares issued and outstanding.
Employee Stock Purchase Plan
     The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. Approximately 0.3 million shares were issued during the nine months ended December 31, 2008. During the fiscal year ended March 31, 2008, approximately 0.6 million shares were issued under this plan. At December 31, 2008, approximately 3.4 million shares had been issued under this plan and approximately 1.4 million shares were available for future issuance.
Stock Repurchase Program
     In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. In October 2008, the Board increased the stock repurchase program by $100.0 million. Under the program, the Company is authorized to make purchases in the open market or enter into structured repurchase agreements. During the nine months ended December 31, 2008, no shares were repurchased on the open market. During the nine months ended December 31, 2007, 5.0 million common shares were repurchased on the open market at a weighted average price of $11.50 per share. From the time the program was implemented, a total of 8.9 million shares have been repurchased on the open market at a weighted average price of $11.74 per share. All repurchased shares have been retired upon delivery. The Company does not expect to repurchase any shares under this program for the period ending March 31, 2009.
     The Company has also utilized structured stock repurchase agreements to buy back shares which are prepaid written put options on the Company’s common stock. The Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of the Company’s common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of the Company’s common stock is above the pre-

determined price, the Company will have its investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement inception. Any cash received, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
     There was no structured stock repurchase agreement activity during the nine months ended December 31, 2008. At December 31, 2008, the Company had no outstanding structured stock repurchase agreements. During the nine months ended December 31, 2007, the Company entered into structured stock repurchase agreements totaling $41.8 million. For those agreements that had been settled by December 31, 2007, the Company received 0.7 million shares of its common stock at an effective purchase price of $11.34 per share and $21.1 million in cash. The outstanding structured stock repurchase agreements settled in January and February 2008 with the receipt of 1.4 million shares. From the inception of the Company’s stock repurchase program in August 2004, the Company has entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements, the Company received $136.6 million in cash and 7.8 million shares of its common stock at an effective purchase price of $10.16 per share.
     The table below is a plan-to-date summary of the Company’s repurchase program activity as of December 31, 2008 (in thousands, except per share data):

	Aggregate	Repurchased	Average Price
	Price	Shares	Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	103,966	8,856	11.74
Structured stock repurchase agreements*	90,517	7,797	11.61

Total repurchases	$194,483	16,653	$11.68

Available for repurchase	$105,517

*	The amounts above do not include gains of $11.3 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $10.16 share and for total repurchases would have been $11.00 per share.
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
     In March 2007, the Company’s stockholders approved a stock option exchange program to permit eligible employees to exchange outstanding stock options with exercise prices equal to or greater than $19.60 per share for a reduced number of restricted stock units to be granted under the 2000 Equity Incentive Plan. In May 2007, options for approximately 2.0 million shares of common stock with a weighted average exercise price of $33.99 were exchanged for approximately 0.4 million restricted stock units which vest semi-annually over a two year period. The exchange was considered a modification under the revised Statement of Financial Accounting Standards No. 123, Share-Based Payment, (“SFAS 123(R)”), and the incremental expense associated with the modification, which was immaterial, was included in stock-based compensation expense for the three months ended June 30, 2007.
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

     In connection with its annual review of officer compensation in April 2006, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. These options become exercisable only if the Company achieves specific revenue and non-GAAP pre-tax profit targets in any fiscal quarter before fiscal 2010. During the three months ended December 31, 2008, the Company has determined these targets will not be achieved before fiscal 2010 and has therefore reversed the associated stock-based compensation expense of $1.3 million.
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
     In connection with its annual review of officer compensation in May 2008, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. The performance options become exercisable only if the Company achieves certain rankings within a group of peer companies with respect to certain measures of performance by the end of fiscal 2009 as determined by the Compensation Committee.
     At December 31, 2008, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to the fair value of the Company’s common stock on the date of grant.
     Option activity under the Company’s stock incentive plans in the nine months ended December 31, 2008 is set forth below:

		Weighted Average
	Number of Shares	Exercise Price Per
	(in thousands)	Share
Outstanding at the beginning of the period	9,214	$17.57
Granted	2,394	6.23
Exercised	(40)	2.31
Cancelled	(3,178)	20.07

Outstanding at the end of the period	8,390	$13.47

Vested at the end of the period	4,860	$17.31

     At December 31, 2008, the weighted average remaining contractual term for options outstanding is 5.74 years and for options vested is 4.75 years.
     The aggregate pretax intrinsic value of options exercised during the nine months ended December 31, 2008 was $0.2 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.
     The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2008 were as follows (in thousands, except exercise prices and years):

			Options Outstanding			Options Exercisable
					Weighted
					Average
					Remaining
Range of				Weighted	Contractual		Weighted
Exercise			Number of	Average	Term	Number of	Average
Prices			Shares	Exercise Price	(in years)	Shares	Exercise Price
$0.52	—	$7.60	1,725,076	$5.03	7.52	245,517	$3.43
7.67	—	11.44	1,761,685	8.63	7.02	518,413	9.81
11.56	—	12.84	1,896,422	12.35	4.96	1,474,841	12.33
12.92	—	15.40	1,798,979	14.24	5.04	1,461,522	14.18
15.56	—	300.13	1,207,523	33.16	3.53	1,160,479	33.86

$0.52	—	$300.13	8,389,685	$13.47	5.74	4,860,772	$17.31

     As of December 31, 2008, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $0.4 million and options outstanding was $0.5 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $3.93 on December 31, 2008.

Restricted Stock Units
     The Company has granted restricted stock units pursuant to its 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. In addition, in May 2007, the Company granted approximately 0.4 million restricted stock units in exchange for approximately 2.0 million options for shares of common stock in connection with the stock option exchange program approved by its stockholders in March 2007. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, restricted stock units vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, restricted stock units will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.
Restricted stock unit activity for the nine months ended December 31, 2008 is set forth below:

Restricted Stock Units
Outstanding
Number of Shares
(in thousands)
Balance at beginning of period	1,200
Awarded during the period	1,116
Vested during the period	(415)
Cancelled during the period	(282)

Balance at end of period	1,619

     The weighted average grant-date fair value per share for the restricted stock units was $8.24 for the nine months ended December 31, 2008, and the weighted average remaining contractual term for the restricted stock units outstanding as of December 31, 2008 was 1.3 years.
     Based on the closing price of the Company’s common stock of $3.93 on December 31, 2008, the total pretax intrinsic value of all outstanding restricted stock units on that date was $6.4 million.
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
     The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the three and nine months ended December 31, 2008 and 2007, which is allocated as follows (in thousands):

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Stock-based compensation expense by type of awards
Stock options	$432	$1,762	$4,135	$7,029
Restricted stock units	1,473	550	3,975	1,199

Total stock-based compensation expense	1,905	2,312	8,110	8,228
Stock-based compensation capitalized to (expensed from) inventory	(53)	(129)	(117)	64

Total stock-based compensation	$1,852	$2,183	$7,993	$8,292

     The fair value of the options granted during the three months ended December 31, 2008 and 2007 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended December 31,
			Employee Stock
	Employee Stock Options		Purchase Plans
	2008	2007	2008	2007
Expected life (years)	3.9	3.9	0.5	0.5
Risk-free interest rate	2.1%	3.9%	1.9%	5.0%
Volatility	55%	47%	43%	55%
Dividend yield	—%	—%	—%	—%
Weighted average fair value per share	$2.30	$5.27	$2.13	$3.44
     The weighted average fair value per share of the restricted stock units awarded was $4.11and $8.24 in the three and nine months ended December 31, 2008, respectively, and $9.96 and $11.23 in the three and nine months ended December 31, 2007, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
     Effective April 1, 2008, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.1% to 5.2% as a result of a decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.
     The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Stock-based compensation included in expenses:
Cost of revenues	$91	$224	$487	$535
Research and development	1,244	1,177	3,679	3,448
Selling, general and administrative	570	911	3,944	4,245

Total stock-based compensation expense	$1,905	$2,312	$8,110	$8,228
Stock-based compensation capitalized to (expensed from) inventory	(53)	(129)	(117)	64

Total stock-based compensation	$1,852	$2,183	$7,993	$8,292

     The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2013 related to unvested share-based payment awards at December 31, 2008 is $23.2 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.2 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
7. CONTINGENCIES
Legal Proceedings
     The Company acquired JNI in October 2003. In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Exchange Act in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” In June 2003, a proposed partial global settlement, subsequently approved by JNI’s board of directors, was announced between the issuer defendants and the plaintiffs that would guarantee at least $1 billion to investors who are class members from the insurers of the issuers. The proposed settlement, if approved by the District Court and by the issuers, would be funded by insurers of the issuers, and would not result in any payment by JNI or the Company. The District Court granted its preliminary approval of settlement subject to defendants’ agreement to modify certain provisions of the settlement agreements regarding contractual indemnification. JNI accepted the District Court’s proposed modifications. The District Court held a hearing for final approval of the settlement in April 2006. In December 2006, the U.S. Court of Appeals for the Second Circuit vacated the District Court’s decision certifying as class actions the six lawsuits designated as “focus cases.” On April 6, 2007, the Second Circuit Court of Appeals denied plaintiffs’ petition for a rehearing, but clarified that the plaintiffs may seek to certify a more limited class in the District Court. Accordingly, the parties withdrew the prior settlement, and plaintiffs filed amended complaints in six focus or test cases in an attempt to comply with the Second Circuit’s ruling. On March 26, 2008, the Court issued an order granting in part and denying in part motions to dismiss the amended complaints in the focus cases. In particular, the Court denied the motions to dismiss as to the Section 10(b) claims. It also denied the motions to dismiss as to the Section 11 claims except for those claims raised by two different classes of plaintiffs: (1) plaintiffs who had no conceivable damages because they sold their securities above the offering price; and (2) plaintiffs whose claims were time barred because they purchased their securities outside the previously certified class period. If a settlement is not renegotiated and then approved by the Court, the Company intends to defend the lawsuit vigorously. The Company’s liability, if any, cannot be reasonably estimated at this time.
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
8. INCOME TAXES
     The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on April 1, 2007. The adoption of FIN 48 was not material to the financial statements due to a full valuation allowance against deferred tax assets. The total amount of unrecognized tax benefits as of April 1, 2008, was $36.9 million, including interest and penalties. During the quarter ended December 31, 2008, additional unrecognized tax benefits of $26,000 were recorded. The Company does not foresee significant changes to its unrecognized tax liabilities within the next twelve months.
     The Company’s income tax expense consists of federal alternative minimum taxes, state taxes, and foreign taxes. The federal statutory income tax rate was 35% for the three and nine months ended December 31, 2008 and 2007. The Company’s income tax benefit for the three months ended December 31, 2008 was $4.3 million as compared to an income tax benefit of $0.03 million during the three months ended December 31, 2007. The increase in the income tax benefit recorded for the three and nine months ended December 31, 2008 compared to December 31, 2007, was primarily due to a reversal of deferred tax liabilities as a result of a goodwill impairment recorded in the three months ended December 31, 2008 on tax deductible goodwill which prior to the three months ended December 31, 2008 had only been amortized for tax purposes in connection with the acquisition of assets and licensed intellectual property related to IBM’s Power PRS Switch Fabric line which we acquired in September 2003. Comparatively, the tax benefit for the three and nine months ended December 31, 2007 was primarily due to the completion and settlement of a foreign tax audit that resulted from the liquidation of one of the Company’s foreign subsidiaries.
     At April 1, 2008, the Company had net deferred tax assets of $398.4 million. These deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset these net deferred tax assets. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has completed a Section 382 analysis regarding the limitation of net operating loss and research and development tax credit carryforwards though March 31, 2008. There were no ownership changes identified. However, no Section 382 analysis was done with respect to the Company’s acquired net operating losses and research and development tax credit carryforwards. As a result, utilization of the portion of the Company’s net operating loss and tax credit carryforwards attributable to acquired entities may be restricted. The Company has removed these acquired deferred tax assets for net operating losses and research and development credits from its deferred tax asset schedule. The Company has not recognized any accrued interest or penalties related to unrecognized tax benefits through the quarter ended December 31, 2008.
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

9. PATENT PURCHASE AGREEMENT
     On July 11, 2008, the Company entered into a patent purchase agreement (the “Patent Purchase Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the agreement, the Company has agreed to sell a series of its patents, patent applications and associated rights related to certain technologies (collectively, the “Assigned Patent Rights”) for an aggregate purchase price of $33.0 million. The purchase price will be paid over three years in equal quarterly payments of $3.0 million each beginning in the three months ended September 2008. Due to the nature of the payment terms, revenue will be recorded as the payments are received. The Company generally recognizes revenue from the sale of patents and associated rights when cash is received and contractual terms have been met.
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
10. GOODWILL IMPAIRMENT
     The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in-process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, the Company primarily uses the income (discounted cash flows) method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.
     The Company is required to assess goodwill for potential impairment at least annually using the methodology prescribed by Statement of Financial Accounting Standards No. 142 (“SFAS 142”), Goodwill and Other Intangible Assets. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2008, in accordance with SFAS 142, the Company determined that there were three reporting units to be tested, Process, Transport and Store. The goodwill impairment test compares the fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the implied fair value of the goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows for each reporting unit and market comparisons from relevant industries for each reporting unit. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may differ from actual outcomes. If the actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, the Company could incur additional impairment charges.
     During the three months ended December 31, 2008, the Company assessed goodwill for impairment since it observed there were indicators of impairment. The notable indicators were a significant downward revision to our forecasts, a sustained decline in the Company’s market capitalization below book value, depressed market conditions and industry trends. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. As a result of these market conditions, the Company’s planned product introductions were not expected to ramp as quickly as previously expected in fiscal 2008 or during fiscal 2009, causing its near-term and longer-term forecasts to decrease, and it will take some time to ramp back up to its previous levels. Additionally, the deterioration of market values has had an unfavorable impact on its valuations which are part of the goodwill impairment tests. As required by Statement of Financial Accounting Standards No. 144 (“SFAS 144”), Accounting for the Impairment or Disposal of Long-Lived Assets, the Company verified its long-lived assets were not impaired as of the time of the goodwill impairment.
     The projected discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. These forecasts represented the best estimate that our management had at the time and believed at that time to be reasonable. However, actual results could differ from these forecasts, which may have resulted in a lower impairment of goodwill. The compound annual sales growth rates ranged from 9% to 13% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. The discount rate is based on an analysis of the weighted average cost of capital of comparative companies. Upon completion of the impairment test for the three months ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142 because the estimated carrying value of each of the three reporting units exceeded their estimated fair value. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the individual fair values of all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have had a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, the Company recorded an impairment charge of $264.1 million for the three months ended December 31, 2008. The reporting units impaired were Process, Transport and Store in the amounts of $101.5 million, $121.5 million and $41.1 million, respectively.
11. SUBSEQUENT EVENT
     The Company announced it will announce a restructuring plan before the end of its fiscal year ending March 31, 2009 to reduce operating expenses in response to the current economic conditions. The benefits of the restructuring plan are expected to be realized over the next several quarters.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:
•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2008 and 2007. A brief description is provided of transactions and events that impact the comparability of the results being analyzed .

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments .
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
OVERVIEW
     We are a leader in semiconductors and printed circuit board assemblies (“PCBAs”) for the communications and storage markets. We design, develop, market and support high-performance ICs and storage components, which are essential for the processing, transporting and storing of information worldwide. In the communications market, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products and PCBAs for wireline and wireless communications equipment such as wireless base stations, edge switches, routers, gateways, metro transport platforms and core switches and routers. In the storage market, we blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver high-performance, high capacity serial advanced technology attachment (“SATA”) redundant array of integrated disks (“RAID”) controllers for storage applications such as disk-to-disk backup, near-line storage, network-attached storage, video, and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. We have sales and engineering offices throughout the world.
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

     The following tables present a summary of our results of operations for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Net revenues	$57,565	100.0%	$66,267	100.0%	$(8,702)	(13.1)%
Cost of revenues	27,763	48.2	33,311	50.3	(5,548)	(16.7)

Gross profit	29,802	51.8	32,956	49.7	(3,154)	(9.6)
Total operating expenses	301,194	523.3	39,474	59.5	261,720	663.0

Operating loss	(271,392)	(471.5)	(6,518)	(9.8)	(264,874)	(4,063.7)
Interest and other income (expense), net	(7,397)	(12.8)	2,148	3.2	(9,545)	(444.4)

Loss before income taxes	(278,789)	(484.3)	(4,370)	(6.6)	(274,419)	(6,279.6)
Income tax benefit	(4,329)	(7.5)	(31)	(0.1)	(4,298)	(13,864.5)

Net loss	$(274,460)	(476.8)%	$(4,339)	(6.5)%	$(270,121)	(6,225.4)%

	Nine months ended December 31,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Net revenues	$208,556	100.0%	$174,612	100.0%	$33,944	19.4%
Cost of revenues	99,594	47.8	90,137	51.6	9,457	10.5

Gross profit	108,962	52.2	84,475	48.4	24,487	29.0
Total operating expenses	384,898	184.6	125,875	72.1	259,023	205.8

Operating loss	(275,936)	(132.4)	(41,400)	(23.7)	(234,536)	(566.5)
Interest and other income (expense), net	(9,274)	(4.4)	12,130	6.9	(21,404)	(176.5)

Loss before income taxes	(285,210)	(136.8)	(29,270)	(16.8)	(255,940)	(874.4)
Income tax benefit	(3,263)	(1.6)	(458)	(0.3)	(2,805)	(612.4)

Net loss	$(281,947)	(135.2)%	$(28,812)	(16.5)%	$(253,135)	(878.6)%

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
     In calendar 2006, our strategic direction changed in such a way that certain valuable patents were no longer core to our strategic direction. We reported our non-focus revenues separately and began to analyze our patent portfolio in detail. These patents relate to non-core products, foundry and other items that are not relevant to our long-term strategic product road maps. As a result, we embarked on a program to monetize this intellectual property. In July, 2008, we entered into a Patent Purchase Agreement (the “Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies in consideration for an aggregate purchase price of $33.0 million. The purchase price will be paid over three years in equal quarterly payments of $3.0 million each beginning in the three months ended September 30, 2008. Due to the nature of the payment terms, related revenue will be recorded as the payments are received beginning in the quarter ended September 30, 2008. Under the Agreement, we and our affiliates have retained a worldwide and non-exclusive right to manufacture and sell existing AMCC products that utilize technology covered by the patents. The Agreement includes customary representations, warranties and covenants by us. Prior to the due date of the final payment, Qualcomm is permitted to withhold a portion of the total purchase price in the event we breach the representations, warranties or covenants that we made under the Agreement. We hope to achieve a sustainable long-term revenue stream from our program to monetize our non-core intellectual property in the next three-to-five years.
     The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets;

•	combinations of companies in our customer base, resulting in the combined company choosing our competitor’s IC standardization other than our supported product platforms;

•	the gain or loss of one or more key customers, or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers.
     For these and other reasons, our net revenue and results of operations for the three and nine months ended December 31, 2008 and prior periods may not necessarily be indicative of future net revenue and results of operations.
     Based on direct shipments, net revenues to customers that exceeded 10% of total net revenues in the three and nine months ended December 31, 2008 and 2007 were as follows:

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2008	2007	2008	2007
Avnet Inc.	23%	25%	23%	24%
Hon Hai	10%	*	*	*

*	Net revenue was less than 10% in the three months and nine months ended December 31, 2007.
     We expect that Avnet will continue to account for a substantial portion of our net revenues for the foreseeable future.
     Net revenues by geographic region were as follows (dollars in thousands):

	Three Months Ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
United States of America	$19,372	33.7%	$22,900	34.6%
Other North America	3,288	5.7	6,856	10.3
Europe	11,908	20.7	10,825	16.3
Asia	22,581	39.2	25,329	38.2
Other	416	0.7	357	0.6

	$57,565	100%	$66,267	100.0%

	Nine months ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue
United States of America	$70,343	33.7%	$61,841	35.4%
Other North America	16,075	7.7	15,449	8.8
Europe	39,388	18.9	33,521	19.2
Asia	81,845	39.2	62,983	36.1
Other	905	0.5	818	0.5

	$208,556	100%	$174,612	100.0%

     All of our revenues to date have been denominated in U.S. dollars.

     Goodwill Impairment Charge. During the three months ended December 31, 2008, we assessed goodwill for impairment since we observed there were indicators of impairment. The notable indicators were a significant downward revision to our forecasts, a sustained decline in our market capitalization below book value, depressed market conditions and industry trends. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. As a result of these market conditions, our planned product introductions were not expected to ramp as quickly as previously expected in fiscal 2008 or during fiscal 2009, causing our near-term and longer-term forecasts to decrease, and it will take some time to ramp back up to our previous levels. Additionally, the deterioration of market values has had an unfavorable impact on our valuations which are part of the goodwill impairment tests. As required by SFAS 144, we verified our long-lived assets were not impaired as of the time of the goodwill impairment. Upon completion of the impairment test, we determined that additional impairment analysis was required by SFAS 142 because the estimated carrying value of each of the three reporting units exceeded their estimated fair value. The second step of the goodwill impairment test compared the implied fair value of the reporting unit's goodwill with the carrying amount of that goodwill. Since the carrying amount of the reporting unit's goodwill exceeded the implied fair value of that goodwill, we recorded an impairment charge of $264.1 million. The reporting units impaired were Process, Transport and Store in the amounts of $101.5 million, $121.5 million and $41.1 million, respectively.
     Net Loss. Our net loss has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:
•	stock-based compensation expense;

•	amortization of purchased intangibles;

•	acquired in-process research and development;

•	litigation settlement costs;

•	restructuring charges;

•	goodwill impairment charges;

•	combinations of companies within our customer base;

•	purchased intangible asset impairment charges;

•	other-than-temporary impairment of short-term investments and marketable securities; and

•	income tax expense (benefit).
     Since the start of fiscal 2007, we have invested a total of $263.2 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications and storage products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually result in significantly less demand for our products than was expected when the development work commenced. As a result of restructuring activities associated with these downturns, we have discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.
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

Inventory Valuation and Warranty Liabilities
     Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of December 31, 2008, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $10.5 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $0.2 million.
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
     We are required to assess goodwill for potential impairment at least annually using the methodology prescribed by SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2008, in accordance with SFAS 142, we determined that there were three reporting units to be tested, Process, Transport and Store. The goodwill impairment test compares the fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the implied fair value of the goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows for each reporting unit and market comparisons from relevant industries for each reporting unit.. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may differ from actual outcomes. If our actual results, or the plans and estimates used in future impairment analyses, are lower than the original estimates used to assess the recoverability of these assets, we could incur additional impairment charges.
     During the three months ended December 31, 2008, we assessed goodwill for impairment since we observed there were indicators of impairment. The notable indicators were a significant downward revision to our forecasts, a sustained decline in our market capitalization below book value, depressed market conditions and industry trends. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. As a result of these market conditions, our planned product introductions were not expected to ramp as quickly as previously expected in fiscal 2008 or during fiscal 2009, causing our near-term and longer-term forecasts to decrease, and it will take some time to ramp back up to our previous levels. Additionally, the deterioration of market values has had an unfavorable impact on our valuations which are part of the goodwill impairment tests. As required by SFAS 144, we verified our long-lived assets were not impaired as of the time of the goodwill impairment.
     The projected discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. These forecasts represented the best estimate that our management had at the time and believed at that time to be reasonable. However, actual results could differ from these forecasts, which may have resulted in a lower impairment of goodwill. The compound annual sales growth rates ranged from 9% to 13% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. The discount rate is based on an analysis of the weighted average cost of capital of comparative companies. Upon completion of the impairment test for the three months ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142 because the estimated carrying value of each of the three reporting units exceeded their estimated fair value. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the individual fair values of all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have had a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge of $264.1 million for the three months ended December 31, 2008. The reporting units impaired were Process, Transport and Store in the amounts of $101.5 million, $121.5 million and $41.1 million, respectively.
Investments
     We hold a variety of interest bearing securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the FASB in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment is recorded in the consolidated statement of operations and reduces net income (increases net loss) for the applicable accounting period. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The current rapidly changing economic climate and volatile financial markets have created an environment in which it is difficult to make accurate estimates and assumptions on which we base our judgments. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In the future, should we determine we no longer have the ability or intent to hold securities in a loss position to their maturity or a recovery in value, we may be required to recognize additional losses in our earnings for unrealized loss positions that we currently consider to be temporary in nature. If securities in a continuous loss position that are considered temporarily impaired remain in a continuous loss position in the future, then these securities could be considered other-than-temporarily impaired in future periods. In the nine months ended December 31, 2008 we recorded other-than-temporary impairment charges of $16.9 million to current earnings. This change was primarily driven by an overall deterioration of the financial markets during the nine months ended December 31, 2008 that accelerated in the last three months of the period. For the year ended March 31, 2008 we recorded other-than-temporary impairment charges of $1.7 million to current earnings. For the nine months ended December 31, 2008, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) for less than 12 months with unrealized losses of $4.1 million as we believed that such unrealized losses were temporary and less than 12 months.
Fair Value of Financial Instruments
     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007.
     Beginning April 1, 2008, short term investments and long term marketable securities are recorded at fair value in our condensed consolidated balance sheet and are categorized based upon the level of judgment associated with inputs used to measure their fair value. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:
     Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.
     Level 2 — Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.
     Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
     We classify inputs to derive fair values for short term investments and long-term marketable investments as Level 1 and 2. Instruments classified as Level 1 include highly liquid government and agency securities, money market funds and publicly traded equity securities in active markets. Instruments classified as Level 2 include corporate notes, asset-backed securities and commercial paper.
     We have no Level 3 inputs.
     In October 2008, the FASB issued FSP 157-3. FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets.

Restructuring Charges
     Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting and/or reoccupying certain facilities may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. For example, in fiscal 2007, when we decided to reoccupy a previously restructured facility, we eliminated the related liability which reduced our restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. In fiscal 2008, we recorded restructuring charges of approximately $3.0 million associated with our restructuring actions. For the nine months ended December 31, 2008, we recorded a net charge of $1.0 million in restructuring charge. For a full description of our restructuring activities, refer to our discussion of restructuring charges in Note 3 to the condensed consolidated financial statements.
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
Stock-Based Compensation Expense
     Effective April 1, 2006 we adopted SFAS 123(R), which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date by equally weighting the historical volatility and the implied volatility of our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Stock-based compensation expense was recognized in our financial statements in fiscal 2007 and thereafter was based on awards that are ultimately expected to vest. The amount of stock-based compensation expense in fiscal 2007 and thereafter was reduced for estimated forfeitures based on historical experience. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we consider the award to be probable, expense is recorded over the estimated service period. To the extent that our assumptions are incorrect, the amount of stock-based compensation recorded will be increased or decreased. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.
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
Allowance for Bad Debts
     We maintain an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our allowance for doubtful accounts is based on our assessment of the collectibility of specific customer accounts, the aging of accounts receivable, our history of bad debts, and the general condition of the industry and economy. If a major customer’s credit worthiness deteriorates, or our customers’ actual defaults exceed our historical experience, our estimates could change and impact our reported results.

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months ended December 31, 2008 to the Three and Nine Months ended December 31, 2007
     Net Revenues. Net revenues for the three and nine months ended December 31, 2008 were $57.6 million and $208.6 million respectively, representing a decrease of 13.1% from net revenues of $66.3 million for the three months ended December 31, 2007 and an increase of 19.4% from net revenues of $174.6 million for the nine months ended December 31 2007. We classify our revenues into three categories based on the markets that the underlying products serve. The categories are Process, Transport and Store. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended December 31,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Process	$28,427	49.4%	$27,704	41.8%	$723	2.6%
Transport	19,299	33.5	24,982	37.7	(5,683)	(22.7)
Store	9,839	17.1	13,581	20.5	(3,742)	(27.6)

	$57,565	100.0%	$66,267	100.0%	$(8,702)	(13.1)%

	Nine months ended December 31,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Process	$95,621	45.8%	$75,929	43.5%	$19,692	25.9%
Transport	77,594	37.2	59,630	34.2	17,964	30.1
Store	35,341	17.0	39,053	22.4	(3,712)	(9.5)

	$208,556	100.0%	$174,612	100.0%	$33,944	19.4%

     The primary drivers for the decline in net revenues for the three months ended December 31, 2008 were the overall depressed macroeconomic conditions resulting in lower demand and liquidity concerns that lead to lower inventory positions at distributors and direct customers. We expect revenues to decline further by 20-25% next quarter. For the nine months ended December 31, 2008, revenues were higher than revenues for the comparable period of the prior year that were affected by downward inventory corrections at our customers, product transitions and overall softness in demand.
     Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Net revenues	$57,565	100.0%	$66,267	100.0%	$(8,702)	(13.1)%
Cost of revenues	27,763	48.2	33,311	50.3	(5,548)	(16.7)

Gross profit	$29,802	51.8%	$32,956	49.7%	$(3,154)	(9.6)%

	Nine months ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Net revenues	$208,556	100.0%	$174,612	100.0%	$33,944	19.4%
Cost of revenues	99,594	47.8	90,137	51.6	9,457	10.5

Gross profit	$108,962	52.2%	$84,475	48.4%	$24,487	29.0%

     The gross profit percentage for the three and nine months ended December 31, 2008 increased to 51.8% and 52.2%, compared to 49.7% and 48.4% for the three and nine months ended December 31, 2007. The increase in our gross profit percentage for the three and nine months ended December 31, 2008 compared to the prior year period was primarily due to favorable product mix, cost improvements, revenue from the sale of our non-core patents and associated rights to Qualcomm and, for the nine month ended periods, an increase in net revenues. We expect our gross margins to decline next quarter as some of the capitalized fixed overhead costs will be realized as product is sold.
     The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2008 was $4.3 million and $13.5 million compared to $4.6 million and $13.9 million for the three and nine months ended December 31, 2007. Based on the amount of capitalized purchased intangibles on the balance sheet as of December 31, 2008, we expect amortization expense for purchased intangibles charged to cost of revenues to be $4.3 million in the remainder of fiscal 2009, $12.1 million in fiscal 2010 and $11.4 million for fiscal periods thereafter. Future acquisitions of businesses may result in substantial additional charges, which would impact our gross margin in future periods.
     Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Research and development	$21,255	36.9%	$24,696	37.3%	$(3,441)	(13.9)%
Selling, general and administrative	$13,418	23.3%	$14,125	21.3%	$(707)	(5.0)%

	Nine months ended December 31,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Research and development	$69,197	33.2%	$74,658	42.8%	$(5,461)	(7.3)%
Selling, general and administrative	$46,365	22.2%	$46,038	26.4%	$327	0.7%
     Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expense of 13.9% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, was primarily due to a decrease of $1.7 million in third party foundry cost, $1.1 million in technology access fees, $0.9 million in core development cost offset by an increase of $0.3 million in service allocations. The decrease in R&D expenses of 7.3% for the nine months ended December 31, 2008, compared to the nine months ended December 31, 2007, was due to a decrease of $4.3 million in third party foundry cost, $1.8 million in core development costs, $1.2 million in technology access fees and $0.8 million equipment/software cost offset by an increase of $1.8 million in personnel expenses, $0.6 million in indirect materials and service and $0.2 million in other expenses. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.
     Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 5.0% for the three months ended December 31, 2008 compared to the three months ended December 31, 2007, was primarily due to a decrease of $0.9 million in personnel expenses offset by an increase of $0.3 million in professional services. The increase in SG&A expense of 0.7% for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 was due to an increase of $0.5 million in equipment and software costs, $0.6 million in external sales representative commissions, $0.8 million in professional services and $0.7 million in marketing communications offset by a decrease of $1.3 million in personnel costs and $1.0 million in product interface costs for demonstration products to specific requirements of potential customers. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

     Stock-Based Compensation. The following table presents stock-based compensation expense for the three and nine months ended December 31, 2008 and 2007, which was included in the tables above (dollars in thousands):

	Three Months Ended December 31,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Costs of revenues	$91	0.2%	$224	0.3%	$(133)	(59.4)%
Research and development	1,244	2.2	1,177	1.8	67	5.7
Selling, general and administrative	570	1.0	911	1.4	(341)	(37.4)

	$1,905	3.3%	$2,312	3.5%	$(407)	(17.6)%

	Nine months ended December 31,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Costs of revenues	$487	0.2%	$535	0.3%	$(48)	(9.0)%
Research and development	3,679	1.8	3,448	2.0	231	6.7
Selling, general and administrative	3,944	1.9	4,245	2.4	(301)	(7.1)

	$8,110	3.9%	$8,228	4.7%	$118	(1.4)%

     The decrease in stock-based compensation expense for the three months ended December 31, 2008 compared to the three months ended December 31, 2007 was primarily due to a reversal of $1.3 million in stock-based compensation expense for performance based options, offset by expenses from additional option and RSU grants. In April 2006, each of our executive officers were granted performance based options that vest based on pre-determined goals. These options become exercisable only if the Company achieves specific revenue and non-GAAP pre-tax profit targets in any fiscal quarter before fiscal 2010. During the three months ended December 31, 2008, we determined these targets will not be achieved before fiscal 2010 and have therefore reversed the associated stock-based compensation expense of $1.3 million. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2013 related to unvested share-based payment awards at December 31, 2008 is $23.2 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.2 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and RSUs in fiscal 2009 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.
     Goodwill and Purchased Intangible Asset Impairment Charges. During the three months ended December 31, 2008, we assessed goodwill for impairment since we observed there were indicators of impairment. Based upon an analysis performed in the three months ended December 31, 2008, which included a discounted cash flow analysis, we recorded a charge for the impairment of goodwill of $264.1 million, which was recorded in operating expenses in the consolidated statement of operations. The projected discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The compound annual sales growth rates ranged from 9% to 13% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. The discount rate is based on an analysis of the weighted average cost of capital of comparative companies. Upon completion of the impairment test for the three months ended December 31, 2008, we determined that additional impairment analysis was required under SFAS 142 because the estimated carrying value of the three reporting units exceeded their estimated fair value. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the individual fair values of all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have had a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge of $264.1 million for the three months ended December 31, 2008. The reporting units impaired were Process, Transport and Store in the amounts of $101.5 million, $121.5 million and $41.1 million, respectively. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. This has caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values have deteriorated which has had an unfavorable impact on our terminal values which are part of the goodwill impairment tests. As a result of these market conditions, our planned product introductions were not expected to ramp as quickly as previously expected in fiscal 2008 or during fiscal 2009, causing our near-term and longer-term forecasts to be lower. These forecasts represented the best estimate that our management had at the time and believed at that time to be reasonable. However, actual results could differ from these forecasts, which may have resulted in a lower impairment of goodwill.
     Restructuring Charges. The following table presents restructuring charges for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Restructuring charges	$1,150	2.0%	$125	0.2%	$1,025	(820.0)%

	Nine months ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Restructuring charges	$1,032	0.5%	$1,469	0.8%	$(437)	(29.7)%
     The charge incurred during the three and nine months ended December 31, 2008 was for employee severances.
     Option investigation and related expenses. The following table presents option investigation and related expenses offset by insurance proceeds for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31.
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Option investigation, net	$(79)	(0.1)%	$(792)	(1.2)%	$713	90.0%

	Nine months ended December 31.
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Increase	% Change
Option investigation, net	$84	0.1%	$(291)	(0.2)%	$375	128.9%
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
     Interest and Other Income (Expense), net. The following table presents interest and other income, net for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,
	2008		2007
		% of Net		% of Net	Increase
	Amount	Revenue	Amount	Revenue	(Decrease)	% Change
Interest income (expense), net	$(7,497)	13.0%	$2,093	3.2%	$(9,590)	(458.2)%
Other income, net	$100	0.2%	$55	0.1%	$45	81.8%

	Nine months ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Interest income (expense), net	$(9,713)	(4.7)%	$7,269	4.2%	$(16,982)	(233.6)%
Other income, net	$439	0.2%	$4,861	2.8%	$(4,422)	(91.0)%
     Interest and Other Income (Expense), net. Interest income (expense), net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities as well as realized gains and losses from the sale of short-term investments and impairment charges on investments, less interest expense. The decrease in interest income for the three and nine months ended December 31, 2008, compared to the same period in fiscal 2007 was mainly due to the effect of other-than-temporary impairment charges of $10.1 million and $16.9 million, respectively, on investments and lower cash and investments balances, as well as the effect of declining interest rates. The other-than-temporary impairment charge for the three and nine months ended December 31, 2007 was $0.8 million. Other income for the nine month period ended December 31, 2008, was lower than the comparable period in the prior year due to a $4.6 million gain from the sale of our strategic equity investment in Mellanox Technologies, Ltd., an Israeli company listed on the Nasdaq Stock Market, recorded in fiscal 2008.

     Income Taxes. The following table presents our income tax benefit for the three and nine months ended December 31, 2008 and 2007 (dollars in thousands):

	Three Months Ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Income tax benefit	$(4,329)	7.5%	$(31)	(0.0)%	$(4,298)	(13,864.5)%

	Nine months ended December 31,
	2008		2007
		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Decrease	% Change
Income tax benefit	$(3,263)	1.6%	$(458)	(0.3)%	$(2,805)	(612.4)%
     The federal statutory income tax rate was 35% for the three months ended December 31, 2008 and 2007. The income tax benefit recorded for the three and nine months ended December 31, 2008 compared to December 31, 2007 was primarily due to the elimination of deferred tax liabilities as a result of a goodwill impairment recorded in the three months ended December 31, 2008 on tax-deductible goodwill which prior to the three months ended December 31, 2008 had only been amortized for tax purposes in connection with the acquisition of assets and licensed intellectual property related to IBM’s Power PRS Switch Fabric line which we acquired in September 2003. The deferred tax liabilities were no longer required because the associated goodwill was impaired during the three months ended December 31, 2008. The tax benefit for the three and nine months ended December 31, 2007 was primarily due to the completion and settlement of a foreign tax audit that resulted from the liquidation of one of the Company’s foreign subsidiaries.
FINANCIAL CONDITION AND LIQUIDITY
     As of December 31, 2008, our principal source of liquidity consisted of $187.9 million in cash, cash equivalents and short-term investments. Working capital as of December 31, 2008 was $218.9 million. Total cash, cash equivalents and short-term investments increased by $45.0 million during the nine months ended December 31, 2008 compared to March 31, 2008, primarily due to the reclassification of $51.9 million in marketable securities to short-term investments. At December 31, 2008, we had contractual obligations not included on our balance sheet totaling $28.4 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.
     During the nine months ended December 31, 2008, we generated $13.7 million of cash in our operations compared to using $14.5 million during the nine months ended December 31, 2007. Our net loss of $282.0 million for the nine months ended December 31, 2008 included $311.8 million of non-cash charges consisting of $5.2 million of depreciation, $17.4 million of amortization of purchased intangibles, $264.1 million in goodwill impairment, $8.1 million of stock-based compensation, $16.9 million for marketable securities impairment and $0.1 million of non-cash restructuring charges. Our net loss of $28.8 million for the nine months ended December 31, 2007, included $27.2 million of non-cash charges including $4.9 million of depreciation, $17.9 million of amortization of purchased intangibles, $8.2 million of stock-based compensation charges and $0.8 million of impairment of marketable securities, offset by $4.6 million net gain on sale of strategic investment. The remaining change in operating cash flows for the nine months ended December 31, 2008 primarily reflected increases in our inventories, other assets and deferred revenue and decreases in accounts receivable, accounts payable, accrued payroll and other accrued liabilities and deferred taxes. Our overall days sale outstanding was at 33 days for the nine months ended December 31, 2008 compared to 37 days for the fiscal year ended March 31, 2008.
     We generated $35.1 million in cash from our investing activities during the nine months ended December 31, 2008, compared to generating $71.4 million during the nine months ended December 31, 2007. During the nine months ended December 31, 2008, we used $6.8 million of cash for the purchase of property, equipment and other assets, offset by net proceeds of $41.9 million from short-term investment activities. During the nine months ended December 31, 2007, we generated cash primarily from the sales and maturities of short-term investments.
     We received net cash of $1.2 million from financing activities during the nine months ended December 31, 2008 compared to using $74.0 million during the nine months ended December 31, 2007. The financing receipt of cash for the nine months ended December 31, 2008 was from the sales of common stock through employee stock options and purchases. The financing use of cash for the nine months ended December 31, 2007 was for our stock repurchase program.
     In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the nine months ended December 31, 2008, no shares were repurchased on the open market. During the nine months ended December 31, 2007, we repurchased 5.0 million shares on the open market at a weighted average price of $11.50 per share. From the time the program was implemented in August 2004, a total of 8.9 million shares were repurchased on the open market at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery. We do not expect to repurchase any shares under this program for the period ending March 31, 2009.
     We have also utilized structured stock repurchase agreements to buy back shares which are prepaid written put options on our common stock. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our investment returned with a premium. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement’s inception. Any cash received, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.
     During the nine months ended December 31, 2008, we did not enter into any structured stock repurchase agreements. At December 31, 2008, we had no outstanding structured stock repurchase agreements. During the nine months ended December 31, 2007, we entered into structured stock repurchase agreements totaling $41.8 million. For those agreements that had been settled by December 31, 2007, we received 0.7 million shares of our common stock at an effective purchase price of $11.34 per share and $21.1 million in cash. The outstanding structured stock repurchase agreements settled in January and February 2008 with the receipt of 1.4 million shares. From the inception of our most recent stock repurchase program, we entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements, we received $136.6 million in cash and 7.8 million shares of our common stock at an effective purchase price of $10.16 per share.
     The table below is a plan-to-date summary of the Company’s repurchases program activity as of December 31, 2008 (in thousands, except per share data):

	Aggregate	Repurchased	Average Price
	Price	Shares	Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	103,966	8,856	11.74
Structured stock repurchase agreements*	90,517	7,797	11.61

Total repurchases	$194,483	16,653	$11.68

Available for repurchase	$105,517

*	The amounts above do not include gains of $11.3 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $10.16 per share and for total repurchases would have been $11.00 per share.
     The following table summarizes our contractual operating leases and other purchase commitments as of December 31, 2008 (in thousands):

		Other
	Operating	Purchase
	Leases	Commitments	Total
Fiscal Years Ending March 31,
2009 (remaining)	$7,240	$12,406	$19,646
2010	6,891	—	6,891
2011	1,850	—	1,850
2012	—	—	—
2013	—	—	—

Total minimum payments	$15,981	$12,406	$28,387

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
OFF-BALANCE SHEET ARRANGEMENTS
     We did not have any off-balance sheet arrangements as of December 31, 2008 or March 31, 2008.

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
     We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2008, our investment portfolio included fixed-income securities classified as available-for-sale investments with an aggregate fair market value of $95.2 million and a cost basis of $98.6 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. Based on an evaluation of securities that have been in a continuous loss position at December 31, 2008 and other qualitative factors, we have determined the decline in the fair value of certain securities to be other-than-temporary and we have accordingly written down such securities by approximately $16.9 million during the nine months ended December 31, 2008. As of December 31, 2008, we have not recorded a write-down adjustment in connection with our other securities in a loss position with unrealized losses of $4.1 million, as we believe that such loss is not other-than-temporary. We also have $0.8 million in unrealized gains.
     The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2008 (in thousands):

Fair
	Valuation of Securities Given an			Value as	Valuation of Securities Given an
	Interest Rate Decrease of			of	Interest Rate Increase of
	X Basis Points (“BPS”)			December 31, 2008	X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$101,447	$98,592	$97,209	$95,218	$93,416	$90,361	$89,980

     The modeling technique used measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, 100 basis points, and 150 basis points. While this modeling technique provides a measure of our exposure to market risk, the current economic turbulence could cause interest rates to shift by more than 150 basis points.
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
     As required by SEC Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
     As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the nine months ended December 31, 2008 we recorded a goodwill impairment charge of $264.1 million. In the fiscal year ended March 31, 2008 and 2006, we recorded goodwill impairment charges of $71.5 million and $131.2 million, respectively. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values have deteriorated which has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At December 31, 2008, we had $38.6 million of purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of impairment to the carrying value of these assets, due to further adverse changes in market conditions.
*The uncertainty of the current economic and political conditions could harm our investment portfolio, revenues and operating results.
     Current conditions in the domestic and global economies are uncertain. A general weakening of, or declining corporate confidence in, the global economy, or a curtailment in government or corporate spending could delay or decrease customer purchases. These market conditions continuously change and it is difficult to project how long this current economic downturn may last or if it might deteriorate further.
     The recent turmoil in the economic environment in many parts of the world have continued to put pressure on global economic conditions. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. If global economic and market conditions, or economic conditions in the United States or other key markets, remain uncertain or persist, spread, or deteriorate further, we may experience further material impacts on our business, operating results, and financial condition.
     We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio includes fixed income securities and equity investments in publicly traded companies, the values of which are subject to market price volatility. The deterioration of these market prices have has had an unfavorable impact on our portfolio. During the nine months ended December 31, 2008, we recorded other-than-temporary impairment charges of $16.9 million to current earnings. This change was primarily driven by an overall deterioration of the financial markets during the nine months ended December 31, 2008 that accelerated in the last three months of the period. For the year ended March 31, 2008 we recorded other-than-temporary impairment charges of $1.7 million to current earnings. We did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) for less than 12 months with unrealized losses of $4.1 million as we believed that such unrealized losses were temporary. If the market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in fair value of our investments below the cost basis when the decline is judged to be other-than-temporary.
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
*Our operating results may fluctuate because of a number of factors, many of which are beyond our control.
     If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict, are:
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
*Our business substantially depends upon the continued growth of the technology sector and the Internet.
     The technology equipment industry is cyclical and has experienced significant and extended downturns in the past. A substantial portion of our business and revenue depends on the continued growth of the technology sector and the Internet. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. OEMs and other customers that buy our storage products are similarly dependent on continued Internet growth and information technology spending. If there is a reduction in capital spending on information technology, our business, operating results, and financial condition may be materially harmed.
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
     We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the nine months ended December 31, 2008, we recorded $16.9 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other than temporary. For the year ended March 31, 2008 we recorded other-than-temporary impairment charges of $1.7 million to current earnings. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At December 31, 2008, the continuous unrealized losses on these securities was approximately $4.1 million.
*Our restructuring activities could result in management distractions, operational disruptions and other difficulties.
     Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs, including a new restructuring initiative announced in October 2008. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our customers or competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot guarantee that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities.

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
*If our internal control over financial reporting is not considered effective, our business and stock price could be adversely affected.
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
     None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
ITEM 5. OTHER INFORMATION
Transition of President and Chief Executive Officer
     On January 27, 2009, Kambiz Hooshmand resigned as our President and Chief Executive Officer and a member of our Board, effective June 1, 2009. In connection with his resignation, Mr. Hooshmand will receive severance benefits applicable to a covered termination unrelated to a change in control as described in our Executive Severance Benefit Plan. Paramesh Gopi, our current Senior Vice President and Chief Operating Officer, will succeed Mr. Hooshmand as our President and Chief Executive Officer and as a member of our Board. Additional information regarding Dr. Gopi, age 39, is set forth in our Current Report on Form 8-K filed with the Securities and Exchange Commission on July 30, 2008.
Amendment to Executive Severance Benefit Plan
     On January 26, 2009, the Compensation Committee of our Board approved an amendment to the definition of “Base Salary” in our Executive Severance Benefit Plan. The amendment treats the officer’s Base Salary, for purposes of calculating the lump sum cash payment provided by the Executive Severance Benefit Plan in the event of a covered termination, as equal to the officer’s highest monthly base pay during the three years preceding the covered termination.
ITEM 6. EXHIBITS
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: January 30, 2009

Applied Micro Circuits Corporation
By:	/s/ Robert G. Gargus
Robert G. Gargus
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index
3.1(1)	Amended and Restated Certificate of Incorporation of the Company, as amended.

3.2	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.