Form 10-K
period 2009-03-31
APPLIED MICRO CIRCUITS CORP
filed 2009-05-12
CIK 711065

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the Registrant’s common stock on September 30, 2008 (the last day of the registrant’s second quarter of fiscal 2009) as reported on the Nasdaq Global Select Market, was approximately $306,010,000. Shares of common stock held by each officer and director and by each person who then owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.

There were 65,886,102 shares of the registrant’s Common Stock issued and outstanding as of April 30, 2009.

Documents Incorporated by Reference

The following document is incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on August 18, 2009 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2009.

APPLIED MICRO CIRCUITS CORPORATION

ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
MARCH 31, 2009

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

In this annual report on Form 10-K, “Applied Micro Circuits Corporation”, “AMCC”, “AppliedMicro” the “Company”, “we”, “us” and “our” refer to Applied Micro Circuits Corporation and all of our consolidated subsidiaries.

PART I

Item 1.	Business.

Applied Micro Circuits Corporation was incorporated and commenced operations in California in 1979. AMCC was reincorporated in Delaware in 1987. Our principal executive offices are located at 215 Moffett Park Drive, Sunnyvale, California 94089 and our phone number is 408-542-8600. Our common stock trades on the Nasdaq Global Select Market under the symbol “AMCC”.

Overview

AMCC is a leader in semiconductor solutions for the enterprise, telecom and consumer/small medium business (“SMB”) markets. We design, develop, market and support high-performance low power integrated circuits (“ICs”), which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, edge switches, gateways, metro transport platforms, core switches and routers. In the consumer/SMB markets, we combine optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductor solutions for wireline and wireless communications equipment such as wireless access points. Our enterprise and consumer storage products leveraged our expertise in providing high performance accessibility and high availability of stored information, including the use of technologies such as redundant array of independent disks (“RAID”), serial advanced technology attachment (“SATA”) and serial attached small computer system interface (“SAS”). Our customers use our products for storage applications such as disk-to-disk backup, near-line storage, network-attached storage, video, security and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

On April 21, 2009, after our 2009 fiscal year end, we sold our 3ware storage adapter business to LSI Corporation. See “Subsequent Events” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

Available Information

We maintain a web site to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge through the Investor Relations section of our web site at www.amcc.com and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our web site to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our web site. Information accessible through our web site does not constitute a part of this report.

Copies of this report are also available free of charge from our Investor Relations Department, 215 Moffett Park Drive, Sunnyvale, California 94089. In addition, our Board Guidelines, Code of Business Conduct and Ethics and written charters of the committees of our Board of Directors are accessible through the Corporate Governance tab in the Investor Relations section of our web site and are available in print to any shareholder who requests a copy.

You may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington DC 20549. Information on the operation of the Public Reference Room is available by calling the SEC at 1-800-SEC-0330. The SEC maintains a web site that contains reports, proxy statements and other information we file with the SEC. The address of the SEC’s web site is www.sec.gov.

Industry Background

The Communications Industry

Communications technology has evolved considerably over the last decade due to the substantial growth in the Internet and wireless communications. The emergence of new applications, such as wireless web devices, Voice over Internet Protocol (“VoIP”), video-on-demand, third and fourth generation (“3G” & “4G”) wireless services and feature rich smartphones as well as the increase in demand for higher speed, higher bandwidth and ubiquitous remote network access, have increased network complexity and the bandwidth requirements between home and data center. The continuing adoption of broadband technology, such as streaming media, instant messaging, social networking and e-commerce, combined with the increasing availability of next-generation wireless devices that incorporate features such as high speed Internet browsing, high definition cameras, video recorders and video displays is expected to drive additional data traffic through the network infrastructure in the future. The different types of data transmitted at various speeds over the Internet require service providers and enterprises to invest in efficient multi-service equipment that can securely and efficiently process and transport the varied types of network traffic, regardless of whether it is voice, media or data traffic. To achieve the performance and functionality required by such systems, Original Equipment Manufacturers (“OEMs”) must utilize more complex ICs to address both the cost and functionality of a system. As a result of the pace of new product introductions, the proliferation of standards to be accommodated and the costs and difficulty of designing and producing the required ICs, equipment suppliers have increasingly outsourced these ICs to semiconductor firms with specialized expertise. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the processing and transport of data. OEMs require IC suppliers that possess system-level expertise and can quickly bring to market high-performance, highly reliable, power-efficient ICs.

The increase in volume and complexity of network traffic has led to the development of new technologies for more efficient networks. These technologies provide substantially greater transmission capacity, are less error prone and are easier to maintain than copper networks. These more efficient networks carry high-speed traffic in the form of optical signals that are transmitted and received by complex networking equipment. To ensure that this equipment and the various networks can communicate with each other, OEMs and makers of semiconductors have developed numerous communications standards and protocols for the industry. For example, the synchronous optical network (“SONET”) standard in North America and Japan and the synchronous data hierarchy (“SDH”) standard in the rest of the world became the standards for the transmission of signals over optical fiber. The SONET/SDH standards facilitate high data integrity and improved network reliability, while reducing maintenance and other operation costs by standardizing interoperability among equipment from different vendors. With exponential increases in data and video traffic and very modest increases in voice traffic, data has become the dominant traffic over all networks today. As a result, networking infrastructure equipment increasingly emphasizes efficient transporting packet-encapsulated data protocols such as internet protocol (“IP”). Optical Transport Network (“OTN”) has emerged as a transmission protocol that can provide improved bandwidth utilization at a lower incremental infrastructure cost while being backwards compatible with existing SONET/SDH networks. In addition, access technologies such as 10 Gigabit Ethernet and passive optical networking (“PON”) are increasing the complexity and bandwidth requirements of the network.

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

All high-performance storage systems implement RAID technology, which manages the storage and retrieval of information to and from the disk drives in the server or storage device. With the need to ensure data availability for many years beyond its creation, RAID has become a critical technology for data storage. RAID is a technology in which data is stored in a distributed manner across multiple disk drives to improve system performance and to enhance the ability to survive a hard drive failure. RAID dramatically improves disk access times, provides real time data recovery with uninterrupted access and can increase system uptime and continuous network availability even when a hard drive failure occurs. RAID is a complex technology and it takes many years to mature a RAID stack for commercial applications.

On April 21, 2009, after our 2009 fiscal year end, we completed the sale of our 3ware storage adapter business to LSI Corporation. See “Subsequent Events” in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information.

AMCC Strategy

AMCC is a global leader in energy efficient sustainable solutions to process, transport and store information for the next generation of Internet data center and carrier central office. A leader in high speed signal processing, IP and Ethernet packet processing, storage controllers and processors. Our patented innovations provide high value solutions in telecom, enterprise and consumer applications. Our products enable the development of converged IP-based networks offering high-speed secure data, high-definition video and high-quality voice for carrier, metropolitan, home, access and enterprise applications.

We have focused our product development efforts on high growth opportunities for processing, transporting and storing information and have presented financial information for our Process, Transport and Store reporting units. On April 21, 2009, after our 2009 fiscal year end, we completed the sale of our 3ware storage adapter business, which was substantially all the business of our Store reporting unit, to LSI Corporation to focus on our Process and Transport reporting units. AMCC is a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the datacenter, enterprise and telecommunications applications. Our focus is on the OEMs and telecommunications companies that build and connect to datacenters. The “Storing” section below outlines our Store reporting unit before the sale of our 3ware storage adapter business. Our strategy for each of these areas is as follows:

Processing

We are continuing to develop products based on the Power Architecture. This standard processor architecture, developed by IBM, is the leading architecture within the communications market for high-performance embedded systems. Many of our customers’ products require embedded processing solutions for managing control plane and data plane functionality. Our products combine the embedded central processing unit (“CPU”) core with peripheral functionality to create optimum solutions for applications such as wireless access points, residential gateways, wireless base-stations, storage controllers, network switches and routing products. We also have substantial expertise in special purpose network processing architectures for control plane processing. Products based on these architectures are broadly deployed and continue to be designed into major telecommunications and networking equipment. We are developing integrated products that leverage the general purpose embedded processing capabilities of the Power Architecture in combination with technologies derived from our portfolio of traffic management products to create solutions that are ideally suited for converged IP-based networks. Additionally, due to the general-purpose nature of our processors many of our processing products find their way into auxiliary markets such as printers, storage devices, video surveillance and other consumer electronic devices.

Transporting

Our transport technology product’s historical focus has been on the SONET/SDH optical telecommunications infrastructure where we are a leading vendor. Currently, our transport products sell into both the telecom and datacom markets. In the telecom market, emerging metro Ethernet and residential triple play applications such as internet protocol television (“IPTV”) and OTN deployments are driving substantial investments in optical infrastructure. These new deployments are increasingly based on metro or carrier class Ethernet and address the requirements of lower cost, lower power consumption and smaller size for metro access, metro edge, metro core and long haul networks.

In the datacom market, the data center enterprise networks are migrating from gigabit Ethernet to ten gigabit Ethernet (“10GE”) for server to server, intra-blade server and access to datacenter speeds. Their transition is still early but is expected to grow with system platforms in production in 2009.

We are continuing to focus our current transport investments on these high growth 10 GE and beyond, datacenter, OTN and enterprise market opportunities while continuing to service the SONET/SDH market with a broad portfolio of physical layer (“PHY”), clock and data recovery (“CDR”), forward error correction (“FEC”) and SONET/SDH mapper devices.

Storing

Our storage technology products delivered high port-count SATA and SAS RAID controllers and RAID processors for high-performance, high-capacity storage applications that demanded very high levels of data protection. We blended systems and software expertise to deliver highly reliable storage solutions for emerging storage applications such as disk-to-disk backup, near-line storage, NAS, video, external storage and high-performance computing.

As discussed above, on April 21, 2009, after our 2009 fiscal year, we completed the sale of our 3ware storage adapter business to LSI Corporation. See “Subsequent Events” in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations for more information.

Products and Customers

Integrated Communications Products

This category consists of the products we produce for processing and for transporting data. These products are used in a wide variety of communications and other networking applications such as the infrastructure for wide area networks, carrier access networks, and enterprise networks.

Most of our products can be grouped into the functional categories listed below.

Physical Layer Products:  Our Telecom PHY ICs transmit and receive signals in a very high-speed serial format. Our products are able to correctly receive these signals in challenging environments through the inclusion of highly efficient dispersion compensation methodologies. This low noise capability permits the transmission of signals over greater distances with fewer errors. Our PHY ICs also convert high-speed serial formats to low-speed parallel formats and vice versa. We introduced our first generation of physical layer products in 1993 and have since developed several generations of these products improving cost, power, functionality and performance. These products set a new benchmark for performance and power consumption in the industry. Our customers include virtually all of the leading OEMs for both wide area and access network equipment: Cisco, Juniper Networks, Fujitsu, Huawei, Nokia-Siemens Networks, Alcatel-Lucent, ZTE, and many others.

AMCC also designs and markets competitive datacom 10GE optical PHYs. These products, such as the QT2025 and the QT2225 are targeted at the higher volume datacenter switching and server markets served by system vendors such as Cisco, Force-10, Extreme Networks, Juniper Networks, Hewlett-Packard, Dell, IBM, Fujitsu and others.

Framer and Mapper Products:  Our framing layer ICs transmit and receive signals to and from the physical layer in a parallel format and are used in high-speed optical network infrastructure equipment. For the OTN, AppliedMicro framer products incorporate our industry-leading FEC design to dramatically improve performance. For the past two years, we have experienced extended design win growth for the Rubicon OTN device and the Volta Ethernet over SONET/SDH device. In particular, the 10GE mapping techniques in the Rubicon chip have made it one of the leading solution choices in the marketplace for OTN transport. We built on the success of the Rubicon chip in the past year by introducing the Pemaquid device, an Ethernet optimized OTN mapper and FEC device, which Electronic Products Magazine named Product of the Year in 2008. Our current customers for framing layer products include Adva, Alcatel-Lucent, Ciena, Cisco, ECI, Ericsson, NEC, Nortel, Tellabs, Fujitsu, Huawei, Juniper and ZTE.

Embedded Processor Products:  We are one of the leading suppliers of embedded processors. Our embedded processors are widely deployed in a variety of critical applications in target markets such as Wireless Infrastructure, Wireless LAN (“WLAN”), and High-end Storage. In Wireless Infrastructure, our embedded processors are used in base station controllers by leading suppliers of WCDMA and GSM equipment. In networking equipment such as edge, core and enterprise routers, our embedded processors handle overall system maintenance and management functions. In WLAN applications, our embedded processors are installed in a significant share of all Enterprise class access points shipped worldwide. Our products utilize IBM’s PowerPC 4xx processor cores in various speed grades. These cores are integrated with peripheral functionality to create specialized system on a chip (“SoC”) product solutions. As carrier and metro networks transition to Ethernet and IP-based networks, the need for high performance general purpose embedded processing increases. Versions of our processors are also targeted at large opportunities in RAID storage processing, multi-function printers and a variety of other embedded applications. In fiscal 2008, we brought to market the 405EX and 405EXr embedded processors targeted at low cost but high volume enterprise access point and networking appliance applications. The 405EX embedded processor received the Product of the Year Award from Electronic Products Magazine for 2007 based on its leading edge integration, performance and low power dissipation. We also introduced the 460EX and 460GT embedded processors. These products provide support for Gigabit Ethernet, PCI Express, USB and integrated security processing acceleration which will offer performance of up to one gigahertz with very competitive power dissipation. Our current Embedded Processor customers include Cisco, Nokia-Siemens Networks, Brocade, Hewlett-Packard, Apple, Fujitsu, Panasonic, and Ericsson.

Packet Processing Products:  Our packet processor ICs are programmable processors that receive and transmit signals to and from the framing layer and perform the processing of packet and cell headers. Our current customers for packet processors include Alcatel-Lucent, Cisco, Fujitsu, Nortel, Huawei and Juniper.

Cell Switching Products:  Our switch fabric ICs switch information in the proper priority and to the proper destinations. Our switch fabric product portfolio includes our packet routing switch (“PRS”) fabric devices such as the PRS 80G, Q-80G and queuing managers like C48X and C192X. Our current customers for switching layer products include Alcatel-Lucent, Fujitsu, Huawei, Ericsson, Nortel and Tellabs.

Storage Products

On April 21, 2009, after our 2009 fiscal year end, we completed the sale of our 3ware storage adapter business to LSI Corporation. See “Subsequent Events” in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations for more information. The discussion below relates to our storage products before the business was sold.

Our storage products included serial and parallel Advanced Technology Attachment (“ATA”) and SAS RAID controllers.

RAID Controllers:  Through our acquisition of 3ware in fiscal 2005, we designed, manufactured and sold an extensive family of peripheral component interconnect (“PCI”) based RAID controllers. These RAID controllers are installed in a PCI slot on a motherboard and deliver high performance, highly reliable storage for servers and network attached storage devices. A single controller can manage up to 24 hard disk drives allowing up to 24 terabytes of data storage for Linux, Windows, Apple, BSD and VMware operating environments. In fiscal 2008, we began shipments of the 9690SA family of RAID 6 enabled SAS RAID controllers, which deliver enterprise-class features for the traditional server market as well as the ability to support cost effective SATA storage. In addition, this SAS controller allows connectivity expansion of up to 128 drives.

Technology

We utilize our technological and design competencies to solve the problems of high-speed analog, digital and mixed-signal circuit designs and provide the essential products for the transporting, processing and storing of information worldwide. We blend systems and software expertise with high-performance, high-bandwidth silicon integration to deliver communications ICs and software for global communication networks and hardware and software solutions for high-growth storage markets. Our embedded processor product line delivers performance and a rich mix of features for Internet, communication, data storage, consumer and imaging applications.

Our systems architects, design engineers, technical marketing and applications engineers have a thorough understanding of the fiber optic communications and enterprise storage systems for which we design and build application specific standard products. Using this systems expertise, we develop semiconductor and storage connectivity devices to meet the OEMs’ high-bandwidth requirements. By understanding the systems into which our products are designed, the end application of our products among carriers and service providers and the requirements driven by their service level agreements, we believe that we are better able to anticipate and develop solutions optimized for the various cost, power and performance trade-offs faced by our customers. We believe that our systems knowledge also enables us to develop more comprehensive, interoperable solutions.

We have developed multiple generations of products that integrate both analog and digital elements on the same IC, while balancing the difficult trade-offs of speed, power and timing inherent in very dense high-speed applications. The mixing of digital and analog signals poses difficult challenges for IC designers, particularly at high frequencies. We have gained significant expertise in mixed-signal IC designs through the development of multiple product generations. We were one of the first companies to embed analog phase locked loops in bipolar chips with digital logic for high-speed data transmission and reception applications. Since the introduction of our first on-chip clock recovery and clock synthesis products in 1993, we have refined these products and have successfully integrated multiple analog functions and multiple channels on the same IC. We will continue to apply these competencies in the development of more complex products in the future.

We have developed storage connectivity products that interoperate with server and storage topologies and major operating systems and interfaces. Although we completed the sale of our 3ware storage adapter business to LSI Corporation on April 21, 2009, as discussed in “Subsequent Events” in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we remain active in the storage industry with our design and sale of embedded storage processor chips and 10 gigabit connectivity solutions with our Process products. We intend to continue working closely with leaders in the storage, networking and computing industries to design and develop new and enhanced storage connectivity products. We believe that establishing strategic relationships with technology partners is essential to ensure that we continue to design and develop competitive products that integrate well with solutions from other leading participants in the storage markets.

Research and Development

Our research and development expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ICs for the communications and storage markets and PCBAs. We also develop high-performance libraries and design methodologies that are optimized for these applications. Our primary research and development facilities are located in Sunnyvale and San Diego, California, Austin, Texas and Andover, Massachusetts in the United States, Ottawa in Canada, Ho Chi Minh City in Vietnam and Pune in India. During the fiscal years ended March 31, 2009, 2008 and 2007, we expended $84.7 million, $86.1 million and $81.3 million, respectively, on research and development activities.

Our IC product development is focused on building high-performance, high-gate-count digital and analog-intensive designs that are incorporated into well-documented blocks that can be reused for multiple products. We have made and will continue to make significant investments in advanced design tools to leverage our engineering staff. Our product development is driven by the imperatives of reducing design cycle time, increasing first-time design correctness, adhering to disciplined, well documented design processes and continuing to be responsive to customer needs. We are also developing high-performance final assembly packages for our products in collaboration with our packaging suppliers and our customers.

Our PCBA product development efforts are focused on building advanced telecom computing architecture (“ATCA”) boards and software for our switch fabric, network processors and embedded PowerPC processors for the communications market. Before a new product is developed, our research and development engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

On April 21, 2009, after our 2009 fiscal year, we completed the sale of our 3ware storage adapter business to LSI Corporation. See “Subsequent Events” in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations for more information.

Manufacturing

Manufacturing of Integrated Circuits

The manufacturing of ICs requires a combination of competencies in advanced silicon technologies, package design and manufacturing and high speed test and characterization. We have obtained access to advanced complementary metal-oxide semiconductor (“CMOS”) and silicon germanium processes through foundry relationships. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management and technical performance. We purchase our ceramic and plastic packages from several vendors including Advanced Semiconductor Engineering (“ASE”), AMKOR, ASAT, IBM, Kyocera, and NTK.

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

Assembly and Testing

Our wafer probe and other product testing are conducted at independent test subcontractors. After wafer testing is complete, the majority of our products are sent to multiple subcontractors for assembly, predominately located in Asia. Following assembly, the devices are tested at subcontractors and returned to us ready for shipment to our customers. Certain of these services are available from a limited number of sources and lead times are occasionally extended.

Manufacturing of Printed Circuit Board Assemblies

We believe most component parts used in our ATCA evaluation boards are standard off-the-shelf items that can be purchased from two or more sources, other than our proprietary application-specific integrated circuits (“ASICs”) and certain ICs. We select suppliers on the basis of functionality, manufacturing capacity, quality and cost. Whenever possible and practicable, we strive to have at least two manufacturing locations for each product. We encourage our contract manufacturers to purchase the components for our products and assemble them to our specifications.

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

We augment this strategic account sales approach with domestic and foreign distributors that service primarily smaller accounts purchasing standard ICs and PCBAs. Typically, these distributors handle a wide variety of products, including those that compete with our products and fill orders for many customers. For our RAID products we primarily used the distribution model and spent a good deal of our sales time supporting their efforts. We use marketing programs to augment the distribution effort to reach many of our customers. Most of our sales to distributors are made under agreements allowing for price protection and stock rotation of unsold merchandise. Our sales headquarters is located in Sunnyvale, California. We maintain sales offices throughout the world. Net revenues generated from each category of our products as well as information regarding net revenue generated from each of our significant customers and a geographic breakdown of our net revenues is summarized in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Backlog

Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customers’ needs; customer orders generally can be cancelled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period and therefore, we believe that backlog is not necessarily a good indicator of future revenue.

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

The communications IC market is highly competitive and is subject to rapid technological change. The nature of the communications IC market is that design cycles are often measured in years. As such, an IC supplier’s timing of delivery to market is critical as once an IC supplier’s product is designed into a customer’s products, the IC supplier can often enjoy sales of the product for several years. Conversely, if a supplier misses a design cycle or develops an uncompetitive product, the supplier may never generate significant revenues from the product. We typically face competition at the design stage when our customers are selecting which components to use in their next generation equipment. We believe that the principal factors of competition for the markets we serve include:

product performance, quality, reliability, integration, price and time-to-market, as well as our reputation and level of customer support. Our ability to successfully compete in these markets depends on our ability to design and subcontract the manufacture of new products that implement new technologies and gain end-market acceptance in a time-efficient and cost-effective manner.

Proprietary Rights

We rely in part on patents to protect our intellectual property. We have been issued approximately 277 patents, which principally cover certain aspects of the design and architecture of our IC and enterprise storage products. In addition, we have over 90 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that any of our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

Employees

As of March 31, 2009, we had 551 full-time employees: 77 in administration, 326 in research and development, 44 in operations, and 104 in marketing and sales. Our ability, as the economy recovers, to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage. The sale of our 3ware storage adapter business to LSI Corporation on April 21, 2009, after our 2009 fiscal year, decreased the number of our full-time employees by approximately 56. See “Subsequent Events” in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations for more information about this transaction.

Executive Officers of the Registrant

Our current executive officers and their ages as of March 31, 2009, are as follows:

Name	Age	Position

Kambiz Hooshmand	47	President and Chief Executive Officer, Member of the Board of Directors
Paramesh Gopi	40	Senior Vice President and Chief Operating Officer, Member of the Board of Directors
Robert G. Gargus	57	Senior Vice President and Chief Financial Officer
Shiva K. Natarajan	43	Vice President, Corporate Controller and Chief Accounting Officer
Cynthia Moreland	49	Vice President, General Counsel and Secretary
Hector Berardi	44	Vice President, Operations
Roger Wendelken	42	Vice President, World Wide Sales
Michael Major	52	Vice President, Human Resources

Kambiz Hooshmand joined us as President and Chief Executive Officer and as a member of our Board of Directors in March 2005. We had announced that Mr. Hooshmand will resign as our President and Chief Executive Officer and as a member of our Board of Directors. His resignation will take effect upon the filing of this report. Prior to March 2005, Mr. Hooshmand was with Cisco Systems, where he most recently served as Vice President and General Manager of Cisco’s Optical and Broadband Transport Technology group. He joined Cisco as a director of engineering as part of its StrataCom acquisition in 1996. Mr. Hooshmand holds a Master of Science degree in Engineering Management from Stanford University and a Bachelor of Science degree in Electrical Engineering from California State University at Chico.

Dr. Paramesh Gopi joined us as Senior Vice President and Chief Operating Officer in June 2008. He will become our President and Chief Executive Officer upon Mr. Hooshmand’s resignation. On April 29, 2009, Dr. Gopi became a member of our Board of Directors. From September 2002 to June 2008, he was with Marvell Semiconductor, a provider of mixed-signal and digital signal processing integrated circuits to broadband digital data networking markets, where he most recently served as Vice President and General Manager of the Embedded and Emerging Business Unit. At Marvell, Dr. Gopi held several executive-level positions including Chief Technology Officer of Embedded and Emerging Business Unit and Director of Technology Strategy. From June 2001 to August 2002, Dr. Gopi was Executive Director of Strategic Marketing and Applications at Conexant Systems, Inc., a mixed-signal processing company. He joined Conexant Systems, Inc. as part of its acquisition of Entridia Corporation in 2001. Dr. Gopi founded Entridia, a provider of Network Processing ASICs for Optical Networks, in 1999. Prior to Entridia, Dr. Gopi held principal engineering positions at Western Digital and Texas Instruments where he was responsible for the development of key mixed signal networking products. Dr. Gopi holds a PhD in Electrical and Computing Engineering and a Masters and Bachelor of Science degree in Electrical Engineering from the University of California, Irvine.

Robert G. Gargus joined us in October 2005 as Senior Vice President and Chief Financial Officer. From May 2005 to October 2005, he was Chief Financial Officer of Open-Silicon, a privately held fabless ASIC company. From October 2001 to April 2005, he was Chief Financial Officer of Silicon Image, a public semiconductor company specializing in high-speed serial communications technology, where the company experienced significant growth, a return to solid profitability, and a ten-fold improvement in their market cap. Mr. Gargus served as President and Chief Executive Officer of Telcom Semiconductor, a supplier of semiconductor products for the wireless market, from April 2000 to April 2001 and as Chief Financial Officer from May 1998 to April 2000. Under his leadership, Telcom Semiconductor was selected by Forbes Magazine in October 2000 as one of the “200 Best Small Companies.” Prior to Telcom Semiconductor, Mr. Gargus held various financial and general management positions with Tandem Computers, Atalla Corporation, and Unisys Corporation. Mr. Gargus holds a Master of Business Administration degree in Finance and a Bachelor of Science degree in Accounting from the University of Detroit.

Shiva K. Natarajan joined us in December 2006 as Senior Director of Accounting and was promoted to Vice President, Corporate Controller and Chief Accounting Officer in January 2008. From September 2005 to December 2006, he was Corporate Controller of Open-Silicon, a privately held fabless ASIC company. From May 2003 to August 2005, he was Director of Accounting of Silicon Image, a public semiconductor company specializing in high-speed serial communications technology. From October 1997 to April 2003, he was with Ernst & Young LLP, a public accounting firm, where he was most recently a Senior Manager of Assurance and Advisory Business Services. Mr. Natarajan is a Certified Public Accountant and holds a Bachelors of Science degree from the University of Calcutta.

Cynthia J. Moreland joined us in July 2005 with over 20 years legal experience working with technology companies as both outside and in-house counsel. Prior to July 2005, Ms. Moreland served as “Of Counsel” with McGlinchey Stafford, LLC where she focused on commercial transactions and litigation, intellectual property, government contracts and corporate compliance. From 1989 to 2001, Ms. Moreland served in a number of increasingly responsible positions at Motorola including three years as head of legal for Motorola’s Semiconductor Products Sector (now Freescale, Inc.). Ms. Moreland started her legal career in Washington DC, with Steptoe & Johnson. Ms. Moreland earned a Bachelor of Arts degree from the University of Mississippi, magna cum laude and her Juris Doctor from the University of Mississippi, cum laude. She is a past chair of the Legal Issues Committee of the Intelligent Transportation Society of America and a former instructor of government contracts at the University of Phoenix.

Hector Berardi joined us as Vice President of Operations in July 2008. From August 2002 to July 2008, he was with PLX Technology, Inc., a semiconductor device company, as Vice President of Operations. From April 1999 to July 2002, Mr. Berardi was with Ubicom, Inc., a developer of wireless network processors and software platforms, as Vice President of Operations. From June 1998 to April 1999, he was with STMicroelectronics, a semiconductor company, as a Design and Program Manager for the advanced RISC core development group. From July 1987 to May 1998, he was with National Semiconductor Corporation, a semiconductor company, where he was most recently Senior Product Engineering Manager for microcontroller technologies. Mr. Berardi holds a Masters in Business Administration and Bachelors of Science in Electrical Engineering from Santa Clara University.

Roger Wendelken joined us as Vice President of World Wide Sales in May 2006. Prior to joining us, Mr. Wendelken was Vice President of Sales for the Communications and Consumer Group of Marvell Technology Group, a provider of mixed-signal and digital signal processing integrated circuits to broadband digital data networking markets, since September 2003. From October 2001 to September 2003, Mr. Wendelken was Vice President of Worldwide Sales for Accelerant Networks, a fabless semiconductor company, which develops CMOS based transceivers. Mr. Wendelken’s 16 years of semiconductor sales experience also includes various positions at Advanced Micro Devices, IBM Microelectronics Group, and Metalink Broadband. Mr. Wendelken’s semiconductor sales experience encompasses a number of technology market segments. Mr. Wendelken holds a Bachelor of Science degree in Electrical Engineering from Georgia Institute of Technology.

Michael Major joined us in February 2006 as Senior Director of Human Resources. Mr. Major was promoted to Vice President of Human Resources in April 2008. Mr. Major has 30 years of experience with Human Resources and related activities. Prior to joining us, Mr. Major was Senior Director of Human Resources at Silicon Image, a public semiconductor company specializing in high-speed serial communications technology, from September 2002 to January 2006. Prior to Silicon Image, Mr. Major also served as Vice President of Human Resources for MedChannel, a technology startup. Before his role at MedChannel, Mr. Major was Director of HR Operations at Netscape Communications. In addition to his experience within Human Resources, Mr. Major spent almost 20 years consulting with companies in the areas of employee benefits and compensation. Mr. Major is a graduate of the University of Michigan’s Advanced Human Resources Executive Program and holds a Bachelor of Arts Degree from Stanford University.

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

The current economic crisis and uncertain political conditions could harm our revenues, operating results and financial condition.

The economies of the United States and other developed countries are currently in a recession. We cannot predict either the depth or the duration of this economic downturn.

This recession has caused a decline in our near term revenues and it will take some time to return to our previous levels. The sale of our storage business could increase this time period. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If global and domestic economic and market conditions persist or deteriorate further, we may experience further material impacts on our business, operating results and financial condition which could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain research and development spending.

We maintain an investment portfolio of various holdings, types, and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio primarily includes fixed income securities mutual funds and preferred stocks, the values of which are subject to market price volatility. The deterioration of these market prices has had an unfavorable impact on our portfolio and has caused us to record impairment charges to our earnings. During the fiscal years ended March 31, 2009 and 2008, we recorded other-than-temporary impairment charges of $17.1 million and $1.7 million, respectively. If the market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in the fair value of our investments.

Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we do business, including our business partners, our customers and our suppliers. These conditions could impair the ability of our customers to pay for products they have purchased from us. As a result, allowances for doubtful accounts and write-offs of accounts receivable from our customers may increase. In addition, our suppliers may experience financial difficulties that could negatively affect their operations and their ability to supply us with the parts we need to manufacture our products.

We have invested in privately-held companies, many of which can still be considered in startup or developmental stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose all or substantially all of the value of our investments in these companies, and in some cases we have lost all or substantially all of the value of our investment in such entities.

Our operating results may fluctuate because of a number of factors, many of which are beyond our control.

If our operating results are below the expectations of public market analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict, are:

•	communications, information technology and semiconductor industry conditions;

•	fluctuations in the timing and amount of customer requests for product shipments;

•	the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers’ products or over-ordering of our products or our customers’ products;

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers’ products;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	increases in the costs of products or discontinuance of products by suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials including packaging substrates;

•	problems or delays that we and our foundries may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in research and development;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	the impact of potential one-time charges related to purchased intangibles;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	costs associated with compliance with applicable environmental, other governmental or industry regulations including costs to redesign products to comply with those regulations or lost revenue due to failure to comply in a timely manner;

•	the effects of changes in accounting standards;

•	costs associated with litigation, including without limitation, attorney fees, litigation judgments or settlements, relating to the use or ownership of intellectual property or other claims arising out of our operations;

•	our ability to identify, hire and retain senior management and other key personnel;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements; and

•	global economic recession and industry conditions.

Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

We can have revenue shortfalls for a variety of reasons, including:

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	delays when our customers are transitioning from old products to new products;

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	delays in the availability of our products or our customers’ products;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products held by our customers, resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one of our subcontract manufacturers to perform its obligations to us;

•	our failure to successfully integrate acquired companies, products and technologies;

•	shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to other customers, which may disrupt our ability to meet our production obligations; and

•	global economic recession and industry conditions.

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

The technology equipment industry is cyclical and has in the past experienced significant and extended downturns. The current downturn is significant and we cannot predict how long it will last. A substantial portion of our business and revenue depends on the continued growth of the technology sector and the Internet. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. The current downturn has already caused a reduction in capital spending on information technology. If this reduction continues or deepens, our business, operating results and financial condition may be materially harmed.

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

Our ability to maintain or increase sales to key customers and attract significant new customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty as a result of such action;

•	customers or prospective customers may not incorporate our products into their future product designs;

•	design wins (as explained below) with customers or prospective customers may not result in sales to such customers;

•	the introduction of new products by customers may occur later or be less successful in the market than planned;

•	we may successfully design a product to customer specifications but the customer may not be successful in the market;

•	sales of customer product lines incorporating our products may rapidly decline or such product lines may be phased out;

•	our agreements with customers typically are non-exclusive and do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing relationships with our current or potential competitors that may cause our customers to switch from using our products to using competing products;

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationships with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products;

•	the impact of terminating certain sales representatives or sales personnel as a result of a Company workforce reduction or otherwise; and

•	some of our customers and prospective customers may become less viable or fail.

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

An important part of our strategy is to focus on the markets for communications equipment. If we change strategy or are unable to further expand our share of these markets or react timely or properly to emerging trends, our revenues may not grow and could decline.

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

The recent sale of our 3ware storage adaptor business to LSI Corporation marks a change in our strategy. This change, or any further changes we might make, could have a significant impact on our business, financial condition and results of operations while we are implementing our new strategy. Furthermore, there is no assurance that our new strategy will not fail.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the fiscal year ended March 31, 2009 we recorded a goodwill impairment charge of $223.0 million to continuing operations. The goodwill impaired was previously assigned to the Process and Transport reporting units in the amounts of $101.5 million, $121.5 million, respectively. In the fiscal year ended March 31, 2006, we recorded a goodwill impairment charge of $49.7 million to continuing operations for the Process reporting unit. In the fiscal years ended March 31, 2009, 2008 and 2006, we recorded goodwill impairment charges to discontinued operations of $41.1 million, $71.5 million and $81.5 million, respectively, for the Store reporting unit. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values have deteriorated which has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At March 31, 2009, we had $33.0 million of purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of impairment to the carrying value of these assets, due to further adverse changes in market conditions.

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

International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. The revenues we derive from international sales may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs, rising protectionism and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	difficulties in accounts receivable collections;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental approvals for communications and other products;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles to collect accounts receivable in some countries;

•	burdens of complying with a wide variety of complex foreign laws and treaties;

•	potentially adverse tax consequences; and

•	a worsening economic condition that may trail any improvements in the United States.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. For the year ended March 31, 2008 we recorded other-than-temporary impairment charges associated with certain of these securities of $1.7 million to current earnings. During the fiscal year ended March 31, 2009, we recorded $17.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other than temporary. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover and there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At March 31, 2009, the unrealized losses on these securities, that were not written down as an other-than-temporary impairment charge, were approximately $7.8 million.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs, including new restructuring initiatives announced in October 2008 and February 2009. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our customers or competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation and increase our expenses. We cannot guarantee that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities.

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

To develop new products for the communications or other technology markets, we must develop, gain access to and use leading technologies in a cost-effective and timely manner and continue to develop technical and design expertise. We must have our products designed into our customers’ future products and maintain close working relationships with key customers in order to develop new products that meet customers’ changing needs. We must respond to changing industry standards, trends towards increased integration and other technological changes on a timely and cost-effective basis. Our pursuit of technological advances may require substantial time and expense and may ultimately prove unsuccessful. If we are not successful in adopting such advances, we may be unable to timely bring to market new products and our revenues will suffer.

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

In the transport communications IC markets, we compete primarily against companies such as LSI, Broadcom and Vitesse. In the embedded processor communications IC market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. Many of these companies may have substantially greater financial, marketing and distribution resources than we have. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Any failure by us to compete successfully in these target markets would have a material adverse effect on our business, financial condition and results of operations.

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

Our future success will depend upon our ability to access new IC process technologies. In the future, we may be required to transition one or more of our IC products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs or improve product performance. We may not be able to gain access to new process technologies in a timely or affordable manner or products based on these new technologies may not achieve market acceptance.

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

Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2009. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to assess our internal control as ineffective. If our internal control over financial reporting is not considered effective, we may experience another restatement and/or a loss of public confidence, which could have an adverse effect on our business and on the market price of our common stock.

Our leadership transition may not go smoothly and could adversely impact our future operations.

We had previously announced that Kambiz Hooshmand will step down as our Chief Executive Officer and will be replaced by Paramesh Gopi, our current Chief Operating Officer. A significant leadership change is inherently risky and we may be unable to manage this transition smoothly which could adversely impact our future strategy and ability to function or execute and could materially and adversely affect our business, financial condition and results of operations.

Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel, our ability to identify, hire and retain additional, qualified personnel and successful succession planning.

Our future success depends to a significant extent upon the continued service of our senior management personnel and successful succession planning. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industry; in particular design, product and test engineers, and we may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. There may be significant costs associated with recruiting, hiring and retaining personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

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

Any dispositions we make could disrupt our business and harm our results of operations and financial condition.

We completed the sale of our 3ware storage adapter business, a significant portion of our business, to LSI Corporation on April 21, 2009. As a result, we now expect to generate all of our sales from our remaining business, which will require us to grow our remaining business in order to achieve profitability. Economic and other factors may prevent us from growing our remaining business. If we fail to grow our remaining business, it could have a material adverse impact on our business, financial condition and operating results. We may in the future dispose of additional assets or businesses that represent a significant portion of our business. The sale of our 3ware storage adapter business and any possible future dispositions may involve numerous risks, including:

•	problems carving out or disposing of assets, operations, technologies and products;

•	the disposal of such assets or businesses could have an unanticipated adverse effect on the remaining business;

•	unanticipated costs;

•	diversion of management’s attention from core ongoing operations;

•	potential adverse effects on existing business relationships with suppliers and customers; and

•	if we do not structure the disposition properly and scale expenses according to the size of the remaining business, we could continue to incur expenses that could be unsustainable given the scope of the remaining business.

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

Our corporate headquarters are located in an approximately 150,000 square foot building in Sunnyvale, California that we own. The facility contains administration, sales and marketing, research and development and operations functions. We also lease a 62,000 square foot facility in San Diego, California for administration, sales, research and development and operations functions. In addition to these facilities, we lease additional domestic facilities in Andover, Massachusetts, Austin, Texas and Cary, North Carolina.

Our foreign leased locations consist of the following: Ottawa, Canada; Manchester and Cheshire, United Kingdom; Munich, Germany; Tokyo, Japan; Beijing, Shenzhen and Shanghai, the People’s Republic of China; Taipei, Taiwan; Ho Chi Minh City, Vietnam; and Pune, India.

The leased facilities comprise an aggregate of approximately 130,000 square feet. These facilities have lease terms expiring between 2009 and 2012. We believe that the facilities under lease by us will be adequate for at least the next 12 months.

For additional information regarding our obligations under property leases, see Note 9 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report.

Item 3.	Legal Proceedings.

The information set forth under Note 12 of Notes to Consolidated Financial Statements, included in Part IV, Item 15 of this Report, is incorporated herein by reference.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol AMCC. The following table sets forth the high and low sales prices of our common stock as reported by Nasdaq for the periods indicated. The sales prices for the first three quarters of the fiscal year ended March 31, 2008 have been adjusted to reflect the Company’s 1-for-4 reverse stock split implemented on December 10, 2007.

Fiscal Year Ended March 31, 2009	High	Low

First Quarter	$9.86	$7.55
Second Quarter	$8.72	$5.77
Third Quarter	$5.74	$3.17
Fourth Quarter	$5.39	$3.25

Fiscal Year Ended March 31, 2008	High	Low

First Quarter	$14.32	$10.00
Second Quarter	$12.72	$9.64
Third Quarter	$13.68	$8.74
Fourth Quarter	$8.87	$6.61

At April 30, 2009, there were approximately 154 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended, during fiscal 2009.

Securities Authorized for Issuance under Equity Compensation Plans

The information included in Part III, Item 12 of this report is hereby incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 5 of the Notes to Consolidated Financial Statements included in Part IV, Item 15 of this Report.

Issuer Purchases of Equity Securities

There were no stock repurchases for the three months ended March 31, 2009.

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million.

The following graph compares the cumulative five-year total return to shareholders on our common stock relative to the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, the NASDAQ Telecommunications index, and the NASDAQ Electronic Components index. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in the company’s common stock and in each index on March 31, 2004 and its relative performance is tracked through March 31, 2009.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Applied Micro Circuits Corporation

*	Represents a hypothetical $100 investment on March 31, 2004 in stock or index-including reinvestment of dividends.

	Fiscal Year Ended March 31,
	2004	2005	2006	2007	2008	2009
Applied Micro Circuits Corporation	100.00	57.44	71.28	63.92	31.44	21.28

S&P 500	100.00	106.69	119.20	133.31	126.54	78.34

NASDAQ Composite	100.00	101.44	120.49	127.08	118.90	78.48

NASDAQ Telecommunications	100.00	88.73	116.07	122.33	112.19	75.49

NASDAQ Electronic Components	100.00	83.84	93.40	86.25	84.44	56.29

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The material in this section is not “soliciting material” and is not deemed “filed” with the SEC and is not to be incorporated by reference into any filing of Applied Micro Circuits Corporation made under the Securities Act of 1933, as amended or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing except to the extent we specifically incorporate this section by reference.

Item 6.	Selected Financial Data.

The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2009. You should read the selected financial data set forth in the attached table together with the Consolidated Financial Statements and related Notes, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained elsewhere in this report.

	Year Ended March 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)

Consolidated Statement of Operations Data:
Net revenues	$214,216	$194,115	$242,478	$214,621	$220,237
Cost of revenues	101,070	98,756	115,794	94,720	104,466

Gross profit	113,146	95,359	126,684	119,901	115,771
Operating expenses:
Research and development	84,687	86,117	81,266	78,442	109,315
Selling, general and administrative	50,097	52,037	58,418	53,503	56,971
Acquired in-process research and development	—	—	13,300	—	5,400
Amortization of purchased intangible assets	4,020	4,061	3,735	3,328	5,600
Restructuring charges, net	8,623	2,958	1,291	12,602	9,622
Option investigation, net	80	1,072	5,344	—	—
Purchased intangible asset impairment charges	—	—	—	—	27,330
Goodwill impairment charges	222,972	—	—	49,723	—
Litigation settlement, net	130	1,125	—	—	29,250

Total operating expenses	370,609	147,370	163,354	197,598	243,488

Operating loss	(257,463)	(52,011)	(36,670)	(77,697)	(127,717)
Interest income (expense), net and other-than-temporary impairment	(8,073)	8,635	13,125	15,617	18,699
Other income, net	492	1,944	250	256	—

Loss from continuing operations before income taxes	(265,044)	(41,432)	(23,295)	(61,824)	(109,018)
Income tax expense (benefit)	(3,946)	3,773	333	(521)	2,483

Loss from continuing operations	(261,098)	(45,205)	(23,628)	(61,303)	(111,501)

Loss from discontinued operations, net of taxes	(48,235)	(69,916)	(580)	(87,069)	(15,872)

Net loss	$(309,333)	$(115,121)	$(24,208)	$(148,372)	$(127,373)

Basic and diluted net loss per share:
Net loss from continuing operations per share	$(4.00)	$(0.67)	$(0.33)	$(0.82)	$(1.44)
Net loss from discontinued operations per share	(0.74)	(1.03)	(0.01)	(1.15)	(0.21)

Net loss per share	$(4.74)	$(1.70)	$(0.34)	$(1.97)	$(1.65)

Shares used in calculating basic and diluted net loss per share	65,271	67,775	71,076	75,210	77,364

	March 31,
	2009	2008	2007	2006	2005

Consolidated Balance Sheet Data:
Working capital	$204,933	$173,580	$307,764	$337,612	$396,921
Goodwill and intangible assets, net	32,965	320,155	415,644	381,066	534,514
Total assets	324,610	632,847	816,512	825,426	1,102,395
Total stockholders’ equity	$283,970	$580,712	$760,822	$762,808	$977,198

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•	Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•	Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•	Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2009. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

•	Subsequent events. This section provides information on significant events that occurred after the end of the fiscal year presented in this annual report.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Item 1A, “Risk Factors” and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

OVERVIEW

AMCC is a leader in semiconductor solutions for the enterprise, telecom and consumer/SMB markets. We design, develop, market and support high-performance low power ICs, which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, edge switches, gateways, metro transport platforms, core switches and routers. In the consumer/SMB markets, we combine optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductor solutions for wireline and wireless communications equipment such wireless access points. Our enterprise and consumer storage products leveraged our expertise in providing high performance accessibility and high availability of stored information, including the use of technologies such as RAID, SATA and SAS. Our customers used our products for storage applications such as disk-to-disk backup, near-line storage, network-attached storage, video, security and high-performance computing. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Our business had three reporting units, Process, Transport and Store. On April 21, 2009 we completed the sale of our 3ware storage adapter business, which was substantially all the business of our Store unit, to LSI Corporation to focus on our Process and Transport reporting units. AMCC is a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the datacenter, enterprise and telecommunications applications. Our focus is on the OEMs and telecommunications companies that build and connect to datacenters. See “Subsequent Events” at the end of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for more information about this transaction.

Certain amounts have been reclassified to conform to the current year presentation. As described in Note 13, we classified the financial results of our 3ware storage adapter business as discontinued operations for all periods presented. These presentations relate to continuing operations only, unless otherwise indicated.

The following tables present a summary of our results of operations for the fiscal years ended March 31, 2009 and 2008 (dollars in thousands):

	Fiscal Year Ended March 31,
	2009		2008
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Net revenues	$214,216	100.0%	$194,115	100.0%	$20,101	10.4%
Cost of revenues	101,070	47.2	98,756	50.9	2,314	2.3

Gross profit	113,146	52.8	95,359	49.1	17,787	18.7
Total operating expenses	370,609	173.0	147,370	75.9	223,239	151.5

Operating loss	(257,463)	(120.2)	(52,011)	(26.8)	(205,452)	(395.0)
Interest and other income (expense), net	(7,581)	(3.5)	10,579	5.4	(18,160)	(171.7)

Loss from continuing operations before income taxes	(265,044)	(123.7)	(41,432)	(21.4)	(223,612)	(539.7)
Income tax expense (benefit)	(3,946)	(1.8)	3,773	2.0	(7,719)	(204.6)

Loss from continuing operations	(261,098)	(121.9)	(45,205)	(23.4)	(215,893)	(477.6)
Loss from discontinued operations, net of taxes	(48,235)	(22.5)	(69,916)	(36.0)	21,681	31.0

Net loss	$(309,333)	(144.4)%	$(115,121)	(59.4)%	$(194,212)	(168.7)%

The following tables present a summary of our results of operations for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Year Ended March 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Net revenues	$194,115	100.0%	$242,478	100.0%	$(48,363)	(19.9)%
Cost of revenues	98,756	50.9	115,794	47.8	(17,038)	(14.7)

Gross profit	95,359	49.1	126,684	52.2	(31,325)	(24.7)
Total operating expenses	147,370	75.9	163,354	67.4	(15,984)	(9.8)

Operating loss	(52,011)	(26.8)	(36,670)	(15.2)	(15,341)	(41.8)
Interest and other income, net	10,579	5.4	13,375	5.5	(2,796)	(20.9)

Loss from continuing operations before income taxes	(41,432)	(21.4)	(23,295)	(9.7)	(18,137)	(77.9)
Income tax expense	3,773	2.0	333	0.1	3,440	1,033.0

Loss from continuing operations	(45,205)	(23.4)	(23,628)	(9.8)	(21,577)	(91.3)
Loss from discontinued operations, net of taxes	(69,916)	(36.0)	(580)	(0.2)	(69,336)	(11,954.5)

Net loss from continuing operations	$(115,121)	(59.4)%	$(24,208)	(10.0)%	$(90,913)	(375.5)%

On April 21, 2009, we completed the sale of our 3ware storage adapter business to LSI Corporation. The results of operations for that business for the years ended March 31, 2009, 2008 and 2007 are provided below. A detailed presentation of the 3ware storage adapter business’s results of operations is presented in Note 13 to the consolidated financial statements.

The following tables present a summary of the discontinued operations of the 3ware storage adapter business for the fiscal years ended March 31, 2009, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2009		2008		2007
		% of Net		% of Net		% of Net
	Amount	Revenue	Amount	Revenue	Amount	Revenue

Net revenues	$39,849	100.0%	$52,031	100.0%	$50,374	100.0%
Cost of revenues	24,437	61.3	27,912	53.6	24,920	49.5

Gross profit	15,412	38.7	24,119	46.4	25,454	50.5
Total operating expenses	63,575	159.5	94,084	180.8	25,965	51.5

Loss from discontinued operations before income taxes	(48,163)	(120.8)	(69,965)	(134.4)	(511)	(1.0)
Income tax expense (benefit)	72	0.2	(49)	(0.1)	69	0.2

Net loss from discontinued operations	$(48,235)	(121.0)%	$(69,916)	(134.3)%	$(580)	(1.2)%

Net Revenues.  We generate revenues primarily through sales of our IC products, embedded processors and PCBAs to original equipment manufacturers, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers. In the storage market we generated revenues primarily through sales of our SATA RAID controllers to our distribution channel partners who in turn sell to enterprises, small and mid-size businesses, value added resellers, systems integrators and retail consumers.

In calendar 2006, we changed our strategic direction in such a way that certain patents while still valuable were no longer core to our strategic direction. We reported our non-focus revenues separately and began to analyze our patent portfolio in detail. These patents related to non-focus products, foundry and other items that were not relevant to our long-term strategic product road maps. As a result, we embarked on a program to monetize this intellectual property. In July 2008, we entered into a Patent Purchase Agreement (the “Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies for an aggregate purchase price of $33.0 million. The purchase price is being paid over three years in equal quarterly payments of $3.0 million each beginning in the three months ended September 30, 2008. Due to the nature of the payment terms, related revenue is being recorded as the payments are received beginning in the quarter ended September 30, 2008. Under the Agreement, we and our affiliates have retained a worldwide and non-exclusive right to manufacture and sell existing AMCC products that utilize technology covered by the patents. The Agreement includes customary representations, warranties and covenants by us. Prior to the due date of the final payment, Qualcomm is permitted to withhold a portion of the total purchase price in the event we breach the representations, warranties or covenants that we made under the Agreement. We hope to achieve a sustainable long-term revenue stream from our program to monetize our non-core intellectual property in the next three-to-five years.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets, including the current global economic recession;

•	combinations of companies in our customer base, resulting in the combined company choosing our competitor’s IC standardization other than our supported product platforms;

•	the gain or loss of one or more key customers, or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers.

For these and other reasons, including the recently completed sale of our 3ware storage adapter business, our net revenue and results of operations for the fiscal year ended March 31, 2009 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that was equal to or greater than 10% of total net revenues in any of the three years ended March 31, 2009 were as follows:

	2009		2008	2007

Avnet (distributor)	25%		26%	27%
Hon Hai (sub-contract manufacturer)		*	10%		*

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007

United States of America	$63,619	$54,842	$95,039
Other North America	16,678	23,443	24,113
Europe	34,108	28,154	35,923
Asia	98,777	86,609	86,342
Other	1,034	1,067	1,061

	$214,216	$194,115	$242,478

All of our revenues have been denominated in U.S. dollars.

Sale of our 3ware storage adapter business.  We completed the sale of our 3ware storage adapter business, a significant portion of our business, to LSI Corporation on April 21, 2009, after our 2009 fiscal year. As a result, we now expect to generate all of our sales from our remaining business, which will require us to grow our remaining business in order to achieve profitability. Economic and other factors may prevent us from growing our remaining business. If we fail to grow our remaining business, it could have a material adverse impact on our business, financial condition and operating results. We may in the future dispose of additional assets or businesses that represent a significant portion of our business.

Under the Asset Purchase Agreement with LSI Corporation (the “Purchase Agreement”), which we entered on April 5, 2009, we sold substantially all of the operating assets (other than patents) of our 3ware storage adapter business. The assets sold included customer contracts, inventory, fixed assets, certain intellectual property and other assets, as well as rights to the name “3ware.” The purchase price was approximately $20 million, subject to adjustments for changes in the level of inventory and products in the channel at the closing of the sale. We estimate the adjustments will increase the purchase price by approximately $1.5 million to $2.0 million.

The Purchase Agreement contained customary representations, warranties, covenants and indemnities, including, among others, entering into an intellectual property agreement, a transition services agreement and a master procurement agreement with LSI Corporation.

Goodwill Impairment Charge.  During the three months ended December 31, 2008, we assessed goodwill for impairment since we observed there were indicators of impairment. The notable indicators were a significant downward revision to our revenue forecasts, a sustained decline in our market capitalization below book value, depressed market conditions and industry trends. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. As a result of these market conditions, our planned product introductions were not expected to ramp as quickly as previously expected, causing our near-term and longer-term revenue forecasts to decrease, and it will take some time for our forecasts to return to their previous levels due to the current economic conditions. Additionally, the deterioration of market values has had an unfavorable impact on our valuations which are part of the goodwill impairment tests. As required by Statement of Financial Accounting Standards (“SFAS”) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”), we verified our long-lived assets, other than goodwill, were not impaired as of the time of the goodwill impairment. Upon completion of the impairment test, we determined that additional impairment analysis was required by SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) because the estimated carrying value of each of the three reporting units (including our Store unit) exceeded its estimated fair value. The second step of the goodwill impairment test compared the implied fair value of each reporting unit’s goodwill with the carrying amount of that goodwill. Since the carrying amount of each reporting unit’s goodwill exceeded the implied fair value of that goodwill, we recorded a goodwill impairment charge of $223.0 million, to continuing operations, in the fiscal year ended March 31, 2009. The goodwill impaired was assigned to the Process and Transport reporting units in the amounts of $101.5 million, $121.5 million, respectively. In the fiscal year ended March 31, 2006, we recorded a goodwill impairment charge of $49.7 million, to continuing operations for the Process reporting unit. In the fiscal years ended March 31, 2009, 2008 and 2006, goodwill impairment charges related to discontinued operations were $41.1 million, $71.5 million and $81.5 million, respectively, for the Store reporting unit. As a result of the impairment charges, all of the goodwill on the balance sheet has been written off. Please see Note 7 of the Notes to Consolidated Financial Statements for more information.

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

Since the start of fiscal 2007, we have invested a total of $252.1 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually result in significantly less demand for our products than was expected when the development work commenced. As a result of restructuring activities associated with these downturns, we have discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

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

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of March 31, 2009, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $5.2 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $0.3 million.

Our products typically carry a one year warranty. We establish reserves for estimated product warranty costs at the time revenue is recognized. Although we engage in extensive product quality programs and processes, our warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from our estimates, additional warranty reserves could be required, which could reduce our gross margin. Additional changes to negotiated master purchase agreements could result in increased warranty reserves and unfavorably impact future gross margins.

Goodwill and Intangible Asset Valuation

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in process research and development (“IPR&D”). Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization, and the amount assigned to IPR&D is expensed immediately. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the income (discounted cash flows) method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

We are required to assess goodwill for potential impairment at least annually using the methodology prescribed by SFAS 142. SFAS 142 requires that goodwill be tested for impairment at the reporting unit level on at least an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. In fiscal 2008, in accordance with SFAS 142, we determined that there were three reporting units to be tested, Process and Transport, relating to continuing operations, and Store, relating to discontinued operations. The goodwill impairment test compares the fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of goodwill is determined in the same manner as in a business combination. Determining the implied fair value of the goodwill is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows for each reporting unit and market comparisons from relevant industries for each reporting unit. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may differ from actual outcomes.

During the three months ended December 31, 2008, we assessed goodwill for impairment since we observed there were indicators of impairment. The notable indicators were a significant downward revision to our revenue forecasts, a sustained decline in our market capitalization below book value, depressed market conditions and industry trends. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. As a result of these market conditions, our planned product introductions were not expected to ramp as quickly as previously expected, causing our near-term and longer-term revenue forecasts to decrease, and it will take some time for our forecasts to return to its previous levels due to the current economic conditions. Additionally, the deterioration of market values has had an unfavorable impact on our valuations which are part of the goodwill impairment tests. As required by SFAS 144, we verified our long-lived assets, other than goodwill, were not impaired as of the time of the goodwill impairment.

The projected discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. These forecasts represented the best estimate that our management had at the time and believed at that time to be reasonable. However, actual results could differ from these forecasts, which may have resulted in a lower impairment of goodwill. The compound annual sales growth rates ranged from 9% to 13% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. The discount rate was based on an analysis of the weighted average cost of capital of comparative companies. Upon completion of the impairment test for the three months ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142 because the estimated carrying value of each of the three reporting units exceeded its estimated fair value. The second step of the goodwill impairment test compared the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of each reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of each reporting unit is allocated to the individual fair values of all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have had a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, we recorded an impairment charge of $223.0 million for the three months ended December 31, 2008, to continuing operations. The goodwill impaired was assigned to the Process and Transport reporting units in the amounts of $101.5 million, $121.5 million, respectively. In addition, an impairment charge of $41.1 million for the Store reporting unit was charged to discontinued operations.

For fiscal 2008, the projected discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The compound annual sales growth rates ranged from 10% to 15% for the reporting units during the discrete forecast period and the future cash flows were discounted to their present value using a discount rate of 16% to 17% and terminal growth rates of 4%. Upon completion of the annual impairment test for fiscal 2008, we determined that there was an indicator of impairment because the estimated carrying value of one of the three reporting units exceeded its respective fair value. As a result, we performed additional impairment analyses as required by SFAS 142. As a result of the additional analyses performed, we recorded an impairment charge of $71.5 million for our Store unit for the fiscal year ended March 31, 2008, which has since been reclassified to discontinued operations.

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the Financial Accounting Standards Board (“FASB”) in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment is recorded in the consolidated statements of operations and reduces net income (increases net loss) for the applicable accounting period. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The current rapidly changing economic climate and volatile financial markets have created an environment in which it is difficult to make accurate estimates and assumptions on which we base our judgments. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In the future, should we determine we no longer have the ability or intent to hold securities in a loss position to their maturity or a recovery in value, we may be required to recognize additional losses in our earnings for unrealized loss positions that we currently consider to be temporary in nature. If securities in a continuous loss position that are considered temporarily impaired remain in a continuous loss position in the future, then these securities could be considered other-than-temporarily impaired in future periods. In the fiscal year ended March 31, 2009, we recorded other-than-temporary impairment charges of $17.1 million to current earnings. This charge was primarily driven by an overall deterioration of the financial markets during the fiscal year. For the fiscal year ended March 31, 2009, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) for less than 12 months with unrealized losses of $7.8 million as we believe that such unrealized losses are temporary. For the year ended March 31, 2008 we recorded other-than-temporary impairment charges of $1.7 million to current earnings.

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007.

Beginning April 1, 2008, short term investments and long term marketable securities are recorded at fair value in our condensed consolidated balance sheet and are categorized based upon the level of judgment associated with inputs used to measure their fair value. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 — Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

We classify inputs to derive fair values for short term investments and long-term marketable investments as Level 1 and 2. Instruments classified as Level 1 include highly liquid government and agency securities, money market funds and publicly traded equity securities in active markets. Instruments classified as Level 2 include corporate notes, asset-backed securities and commercial paper.

We have no instruments for which the valuation inputs are classified as Level 3.

In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and is to be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on our consolidated financial statements or the determination of the fair value of our financial assets.

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting certain facilities may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. For example, in fiscal 2007, when we decided to reoccupy a previously exited facility, we eliminated the related liability which reduced our restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. In fiscal 2009, we recorded a net charge of $8.7 million for our restructuring activities, of which $0.1 million has been reclassified to discontinued operations. In fiscal 2008, we recorded restructuring charges of approximately $3.0 million associated with our restructuring actions to continuing operations. In fiscal 2007 we recorded a net charge of $1.3 million to continuing operations. For a full description of our restructuring activities, refer to our discussion of restructuring charges in Note 8 to the condensed consolidated financial statements.

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

Stock-Based Compensation Expense

Effective April 1, 2006 we adopted revised SFAS No. 123, Share-Based Payment (“SFAS 123(R)”), which requires all share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, to be recognized in our financial statements based on their respective grant date fair values. Under this standard, the fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The Black-Scholes model meets the requirements of SFAS 123(R) but the fair values generated by the model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date by equally weighting the historical volatility and the implied volatility of our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we consider the award to be probable, expense is recorded over the estimated service period. To the extent that our assumptions are incorrect, the amount of stock-based compensation recorded will be increased or decreased. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

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

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2009 to the Fiscal Year Ended March 31, 2008

Net Revenues.  Net revenues for the fiscal year ended March 31, 2009 were $214.2 million, representing an increase of 10.4% from the net revenues of $194.1 million for the fiscal year ended March 31, 2008. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Fiscal Years Ended March 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Process	$121,125	56.5%	$106,665	54.9%	$14,460	13.6%
Transport	93,091	43.5	87,450	45.1	5,641	6.5

	$214,216	100.0%	$194,115	100.0%	$20,101	10.4%

During the fiscal year ended March 31, 2009, revenues gradually recovered from the prior year’s downward inventory corrections at our customers, delayed product transitions and overall softness in demand. In addition during fiscal 2009, we also recorded $9.0 million in licensing revenues from the sale of certain non-core patents and associated rights. We expect revenues from continuing operations to increase by 6% to 11% in the three months ending June 30, 2009, compared to the fourth quarter of fiscal 2009.

Gross Profit.  The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2009 and 2008 (dollars in thousands):

	Fiscal Years Ended March 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Net revenues	$214,216	100.0%	$194,115	100.0%	$20,101	10.4%
Cost of revenues	101,070	47.2	98,756	50.9	2,314	2.3

Gross profit	$113,146	52.8%	$95,359	49.1%	$17,787	18.7%

The gross profit percentage for the fiscal year ended March 31, 2009 increased to 52.8% compared to 49.1% for the fiscal year ended March 31, 2008. The increase in our gross profit percentage was primarily due to favorable product mix, cost improvements, the sale of previously written off inventory, $9.0 million revenue from the sale of our non-core patents and associated rights to Qualcomm and an overall increase in net revenues.

The amortization of purchased intangible assets included in cost of revenues during the fiscal year ended March 31, 2009 was $14.9 million compared to $15.5 million for the fiscal year ended March 31, 2008. Based on the amount of capitalized purchased intangibles on the balance sheet as of March 31, 2009, we expect amortization expense for purchased intangibles charged to cost of revenues to be $12.1 million in fiscal 2010, $10.5 million in fiscal 2011 and $0.9 million for fiscal 2012. Future acquisitions of businesses may result in substantial additional charges, which would impact the gross profit percentage in future periods.

The following tables present net revenues, cost of revenues and gross profit of the discontinued operations of our 3ware storage adapter business for the fiscal years ended March 31, 2009 and 2008 (dollars in thousands):

	Fiscal Years Ended March 31,
	2009	2008

Net revenues	$39,849	$52,031
Cost of revenues	24,437	27,912

Gross profit	$15,412	$24,119

The amortization of purchased intangible assets included in cost of revenues of our discontinued operations during each of the fiscal years ended March 31, 2009 and 2008 was $2.9 million.

Research and Development and Selling, General and Administrative Expenses.  The following table presents research and development and selling, general and administrative expenses for the fiscal years ended March 31, 2009 and 2008 (dollars in thousands):

	Fiscal Years Ended March 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

Research and development	$84,687	39.5%	$86,117	44.4%	$(1,430)	(1.7)%
Selling, general and administrative	$50,097	23.4%	$52,037	26.8%	$(1,940)	(3.7)%

Research and Development.  Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expenses of 1.7% for the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008, was primarily due to a decrease of $5.0 million in third party foundry cost and $1.5 million in technology access fees offset by an increase of $1.3 million in personnel costs and $3.5 million in development costs of a new processor core. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 3.7% for the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008, was primarily due to a decrease of $1.5 million in personnel costs. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

The following table presents research and development and selling, general and administrative expenses of the discontinued operations of our 3ware storage adapter business for the fiscal years ended March 31, 2009 and 2008 (dollars in thousands):

	Fiscal Years Ended March 31,
	2009	2008

Research and development	$11,470	$11,433
Selling, general and administrative	$9,561	$9,870

Stock-Based Compensation.  The following table presents stock-based compensation expense for the fiscal years ended March 31, 2009 and 2008, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

Costs of revenues	$442	0.2%	$550	0.3%	$(108)	(19.6)%
Research and development	3,845	1.8	4,035	2.1	(190)	(4.7)
Selling, general and administrative	4,954	2.3	5,471	2.8	(517)	(9.4)

	$9,241	4.3%	$10,056	5.2%	$(815)	(8.1)%

The decrease in stock-based compensation expense for the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008 was primarily due to the reversal of stock-based compensation expense for performance option grants in December 2008 because the performance criteria was not achieved, offset by new option grants in fiscal 2009. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2013 related to unvested share-based payment awards at March 31, 2009 is $21.0 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.1 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and restricted stock units in fiscal 2010 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

The net stock based compensation relating to the discontinued operations of our 3ware storage adapter business was $1.2 million and $1.3 million for the fiscal years ended March 31, 2009 and 2008, respectively.

Goodwill Impairment Charges.  During the three months ended December 31, 2008, we assessed goodwill for impairment since we observed there were indicators of impairment. Based upon an analysis performed in the three months ended December 31, 2008, which included a discounted cash flow analysis, we recorded an impairment of goodwill of $223.0 million to continuing operations in the consolidated statements of operations. The reporting units impaired were Process and Transport in the amounts of $101.5 million and $121.5 million, respectively. In addition, we recorded an impairment of Goodwill of $41.1 million to discontinued operations for the Store reporting unit in the consolidated statements of operations. The projected discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The compound annual sales growth rates ranged from 9% to 13% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. The discount rate is based on an analysis of the weighted average cost of capital of comparative companies. Upon completion of the impairment test for the three months ended December 31, 2008, we determined that additional impairment analysis was required under SFAS 142 because the estimated carrying value of the reporting units exceeded their estimated fair value. The second step of the goodwill impairment test compared the implied fair value of each reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the individual fair values of all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have had a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. This has caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values have deteriorated which has had an unfavorable impact on our terminal values which are part of the goodwill impairment tests. As a result of these market conditions, our planned product introductions were not expected to ramp as quickly as previously expected, causing our near-term and longer-term revenue forecasts to be lower. These revenue forecasts represented the best estimate that our management had at the time and believed at that time to be reasonable. However, actual results could differ from these revenue forecasts, which may have resulted in a lower impairment of goodwill. Based upon an analysis performed in fiscal 2008, we recorded a charge for the impairment of goodwill of $71.5 million, which has been reclassified to discontinued operations. For a more detailed discussion, see Note 7 of the Notes to Consolidated Financial Statements.

Restructuring Charges, Net.  The following table presents restructuring charges for the fiscal years ended March 31, 2009 and 2008 (dollars in thousands):

	Fiscal Years Ended March 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Restructuring charges	$8,623	4.0%	$2,958	1.5%	$5,665	191.5%

These include charges for restructuring that we recorded under various restructuring programs. The increase in the fiscal year ended March 31, 2009 compared to the fiscal year ended March 31, 2008, resulted from our efforts to realign and focus on our core competencies, eliminate redundancies and reduce operating expenses in response to the slowdown experienced during fiscal 2009. For additional information on our restructuring activities, see Note 8 of the Notes to Consolidated Financial Statements.

Restructuring charges relating to the discontinued operations of our 3ware storage adapter business were $0.1 million and zero for the fiscal years ended March 31, 2009 and 2008, respectively.

Option Investigation, Net.  During the first quarter of fiscal 2007, we initiated a review of our historical stock option granting policies. We incurred professional and legal fees as a result of our self-initiated review. Although we concluded our investigation during the fourth quarter of fiscal 2007, we continued to incur expenses for the related ongoing legal and regulatory proceedings as a result of the option investigation. These expenses were offset by our insurance proceeds of $1.0 million from our insurance provider during fiscal 2008. During fiscal 2009, we incurred additional expenses, offset by insurance proceeds for the related ongoing legal and regulatory proceedings which were concluded during fiscal 2009.

Litigation Settlement, Net.  During the fiscal year ended March 31, 2008, we recorded an accrual of $1.1 million, net, related to a potential litigation settlement (for a more detailed discussion, see Note 12 to the consolidated financial statements). During the fiscal year ended March 31, 2009, we recorded an additional $0.1 million when the settlement was finalized.

Interest and Other Income, Net.  The following table presents interest income (expense) and other income, net for the fiscal years ended March 31, 2009 and 2008 (dollars in thousands):

	Fiscal Years Ended March 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

Interest income (expense), net and other-than-temporary impairment	$(8,073)	3.8%	$8,635	4.4%	$(16,708)	(193.5)%
Other income, net	$492	0.2%	$1,944	1.0%	$(1,452)	(74.7)%

Interest Income (Expense), Net and Other-Than-Temporary Impairment.  Interest income (expense), net of management fees and other-than-temporary impairment, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities as well as realized gains and losses from the sale of short-term investments and impairment charges on investments, less interest expense. The decrease for the fiscal year ended March 31, 2009, compared to the fiscal year ended March 31, 2008 was mainly due to the effect of other-than-temporary impairment charges of $17.1 million for fiscal 2009 compared to $1.7 million for fiscal 2008.

Other Income, Net.  Other income for the fiscal year ended March 31, 2008 included a $4.6 million gain from the sale of our strategic equity investment in Mellanox Technologies, Ltd., an Israeli company listed on the Nasdaq Stock Market, which was offset by a $3.0 million impairment charge on another strategic investment.

Income Taxes.  The following table presents our income tax expense for the fiscal years ending March 31, 2009 and 2008 (dollars in thousands):

	Fiscal Years Ended March 31,
	2009		2008
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

Income tax expense (benefit)	$(3,946)	(1.8)%	$3,773	2.0%	$(7,719)	(204.6)%

The federal statutory income tax rate was 35% for the fiscal year ended March 31, 2009 and 2008. The income tax benefit recorded for the fiscal year ended March 31, 2009 was primarily due to the goodwill impairment recorded in the three months ended December 31, 2008, resulting in the elimination of deferred tax liabilities on tax-deductible goodwill which previously had only been amortized for tax purposes in connection with the acquisition of assets and licensed intellectual property related to IBM’s Power PRS Switch Fabric line which we acquired in September 2003. The deferred tax liabilities were no longer required because the associated goodwill was written down to zero for financial reporting during the three months ended December 31, 2008. The income tax expense during fiscal 2008 related primarily to recording the deferred tax liability.

Income tax expense or benefit relating to the discontinued operations of our 3ware storage adapter business for the fiscal years ended March 31, 2009 and 2008 was an expense of $0.1 million and zero, respectively.

Discontinued Operations.  We completed the sale of our 3ware storage adapter business, a significant portion of our business and substantially all of our Store unit, to LSI Corporation on April 21, 2009. See “Subsequent Events” at the end of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for more information about this transaction.

The following table presents the operating results of the discontinued operations of our 3ware storage adapter business for the fiscal years ended March 31, 2009 and 2008 (dollars in thousands):

3WARE STORAGE ADAPTER BUSINESS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2009	2008
	(In thousands, except
	per share data)

Net revenues	$39,849	$52,031
Cost of revenues	24,437	27,912

Gross profit	15,412	24,119
Operating expenses:
Research and development	11,470	11,433
Selling, general and administrative	9,561	9,870
Amortization of purchased intangible assets	1,260	1,260
Restructuring charges, net	126	27
Goodwill impairment charges	41,158	71,494

Total operating expenses	63,575	94,084

Loss from discontinued operations before income taxes	(48,163)	(69,965)
Income tax expense (benefit)	72	(49)

Net loss from discontinued operations	$(48,235)	$(69,916)

Comparison of the Fiscal Year Ended March 31, 2008 to the Fiscal Year Ended March 31, 2007

Net Revenues.  Net revenues for the fiscal year ended March 31, 2008 were $194.1 million, representing a decrease of 19.9% from the net revenues of $242.5 million for the fiscal year ended March 31, 2007. See the following tables (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

Process	$106,665	54.9%	$147,344	60.8%	$(40,679)	(27.6)%
Transport	87,450	45.1	95,134	39.2	(7,684)	(8.1)

	$194,115	100.0%	$242,478	100.0%	$(48,363)	(19.9)%

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

Gross Profit.  The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Decrease	Change

Net revenues	$194,115	100.0%	$242,478	100.0%	$(48,363)	(19.9)%
Cost of revenues	98,756	50.9	115,794	47.8	(17,038)	(14.7)

Gross profit	$95,359	49.1%	$126,684	52.2%	$(31,325)	(24.7)%

The gross profit percentage for the fiscal year ended March 31, 2008 declined to 49.1%, compared to 52.2% for the fiscal year ended March 31, 2007. The decrease in gross profit percentage for the fiscal year ended March 31, 2008 was primarily attributable to the decline in net revenues, unfavorable product mix and higher overhead cost per unit due to lower volumes, inventory obsolescence changes and physical inventory adjustments, partially offset by favorable cost improvements.

The amortization of purchased intangible assets included in cost of revenues during the fiscal year ended March 31, 2008 was $15.5 million compared to $14.5 million for the fiscal year ended March 31, 2007.

The following tables present net revenues, cost of revenues and gross profit of the discontinued operations of our 3ware storage adapter business for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008	2007

Net revenues	$52,031	$50,374
Cost of revenues	27,912	24,920

Gross profit	$24,119	$25,454

The amortization of purchased intangible assets included in cost of revenues of our discontinued operations during each of the fiscal years ended March 31, 2008 and 2007 was $2.9 million.

Research and Development and Selling, General and Administrative Expenses.  The following table presents research and development and selling, general and administrative expenses for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Research and development	$86,117	44.4%	$81,266	33.5%	$4,851	6.0%
Selling, general and administrative	$52,037	26.8%	$58,418	24.1%	$(6,381)	(10.9)%

Research and Development.  The increase in R&D expenses of 6.0% for the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007 was due primarily to an increase of $3.8 million for third party foundry costs and $2.3 million for personnel costs, offset by a decrease of $1.5 million in other expenses. Additional cost incurred on our new R&D projects was offset largely by our efforts to reduce overall operating expenses.

Selling, General and Administrative.  The decrease in SG&A expenses of 10.9% for the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007, was primarily due to a decrease of $3.7 million in personnel expenses, $0.9 million in recruiting costs, $0.9 million in travel expenses, $0.7 million in commissions, $0.7 million in taxes and license fees and $0.5 million in directors and officers insurance, offset by an increase of $0.9 million in product interface software costs for demonstration products to specific requirements of potential customers.

The following table presents research and development and selling, general and administrative expenses of the discontinued operations of our 3ware storage adapter business for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008	2007

Research and development	$11,433	$15,152
Selling, general and administrative	$9,870	$9,553

Stock-Based Compensation.  The following table presents stock-based compensation expense for the fiscal years ended March 31, 2008 and 2007, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Costs of revenues	$550	0.3%	$450	0.2%	$100	22.2%
Research and development	4,035	2.1	2,678	1.1	1,357	50.7
Selling, general and administrative	5,471	2.8	5,455	2.2	16	0.3

	$10,056	5.2%	$8,583	3.5%	$1,473	17.2%

The increase in stock-based compensation expense for the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007 was primarily due to new option grants in fiscal 2008 offset by the reversal of stock-based compensation expense for performance option grants in December 2007.

The net stock based compensation relating to the discontinued operations of our 3ware storage adapter business was $1.3 million and $1.8 million for the fiscal years ended March 31, 2008 and 2007, respectively.

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

Goodwill Impairment Charge.  Based upon an analysis performed in the fourth quarter of fiscal 2008, which included a discounted cash flow analysis, we recorded a charge for the impairment of goodwill of $71.5 million (for a more detailed discussion, see Note 7 of the Notes to Consolidated Financial Statements), which was recorded in discontinued operations in the consolidated statements of operations. Our impairment analysis in the fourth quarter of fiscal 2007 did not result in any impairment charges.

Restructuring Charges, net.  The following table presents restructuring charges for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Restructuring charges	$2,958	1.5%	$1,291	0.5%	$1,667	129.1%

These included charges for restructuring that we recorded under various restructuring programs. The increase in the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007, resulted from efforts by the Company to eliminate redundancies and reduce operating expenses in response to the slowdown experienced during fiscal 2008.

Restructuring charges relating to the discontinued operations of our 3ware storage adapter business was zero for the fiscal years ended March 31, 2008 and 2007.

Option Investigation, Net.  Although we concluded our investigation during the fourth quarter of fiscal 2007, we continued to incur expenses for the related ongoing legal and regulatory proceedings as a result of the option investigation. During fiscal 2008, our option investigation related expenses were offset by a recovery of $1.0 million from our insurance provider, and we recorded a $0.9 million expense for the proposed settlement of the derivative action.

Litigation Settlement, Net.  During the fiscal year ended March 31, 2008, we recorded an accrual of $1.1 million, net, related to a potential litigation settlement (for a more detailed discussion, see Note 12 to the consolidated financial statements). No amounts were recorded for the corresponding fiscal year ended March 31, 2007.

Interest and Other Income.  The following table presents interest and other income for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net	Increase	%
	Amount	Revenue	Amount	Revenue	(Decrease)	Change

Interest income, net and other-than-temporary impairment	$8,635	4.4%	$13,125	5.4%	$(4,490)	(34.2)%
Other income, net	$1,944	1.0%	$250	0.1%	$1,694	677.6%

Interest Income, Net and Other-Than-Temporary Impairment.  The decline in interest income, net and other-than-temporary impairment, is attributable in part to lower cash and investment balances and the impact of generally lower interest rates due to depressed market conditions. In addition, we recorded a $1.7 million impairment charge for the decline in market value of certain investments that were deemed to be other than temporary.

Other Income, Net.  The increase in other income, net for the fiscal year ended March 31, 2008 compared to the fiscal year ended March 31, 2007, was primarily due to the impact of $4.6 million of realized gain recorded from the sale of a strategic investment, offset by the $3.0 million impairment charge for a different strategic investment.

Income Taxes.  The following table presents our income tax expense for the fiscal years ending March 31, 2008 and 2007 (dollars in thousands):

	Fiscal Years Ended March 31,
	2008		2007
		% of Net		% of Net		%
	Amount	Revenue	Amount	Revenue	Increase	Change

Income tax expense	$3,773	2.0%	$333	0.1%	$3,440	1,033.0%

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

Income tax benefit relating to the discontinued operations of our 3ware storage adapter business for the years ended March 31, 2008 and 2007 was an expense of zero and $0.1 million, respectively.

Discontinued Operations.  We completed the sale of our 3ware storage adapter business, a significant portion of our business and substantially all of our Store unit, to LSI Corporation on April 21, 2009. See “Subsequent Events” at the end of Management’s Discussion and Analysis of Financial Conditions and Results of Operations for more information about this transaction.

The following table presents the operating results of our discontinued operations of our 3ware storage adapter business for the fiscal years ended March 31, 2008 and 2007 (dollars in thousands):

3WARE STORAGE ADAPTER BUSINESS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2008	2007
	(In thousands, except
	per share data)

Net revenues	$52,031	$50,374
Cost of revenues	27,912	24,920

Gross profit	24,119	25,454
Operating expenses:
Research and development	11,433	15,152
Selling, general and administrative	9,870	9,553
Amortization of purchased intangible assets	1,260	1,260
Restructuring charges, net	27	—
Goodwill impairment charges	71,494	—

Total operating expenses	94,084	25,965

Loss from discontinued operations before income taxes	(69,965)	(511)
Income tax expense (benefit)	(49)	69

Net loss from discontinued operations	$(69,916)	$(580)

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2009, our principal source of liquidity consisted of $184.0 million in cash, cash equivalents and short-term investments. Working capital as of March 31, 2009 was $204.9 million. Total cash, cash equivalents, and short-term investments increased by $41.1 million during the fiscal year ended March 31, 2009, primarily due to the reclassification of $51.9 million in marketable securities to short-term investments due to the impairment of the continuous unrealized losses which were greater than 12 months. At March 31, 2009, we had contractual obligations not included on our balance sheet totaling $29.6 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the fiscal year ended March 31, 2009, we generated $12.5 million in cash from our operations compared to using $6.2 million for our operations in the fiscal year ended March 31, 2008. Our net loss of $309.3 million for fiscal year ended March 31, 2009 included $323.6 million of non-cash charges such as $6.9 million of depreciation, $23.1 million of amortization of purchased intangibles, $264.1 million in goodwill impairment charges, $17.1 million for marketable securities impairment, $10.4 million of stock-based compensation expense and $2.0 million in non-cash restructuring charges. The remaining change in operating cash flows for the fiscal year ended March 31, 2009 primarily reflected increases in our other assets and deferred revenue and decreases in accrued payroll and other accrued liabilities, accounts receivable, inventories, accounts payable and deferred tax liability. The decrease in our accounts receivable balance is attributable primarily to decreased revenues and the timing of receivables. Our overall days sales outstanding decreased to 35 days for the period ended March 31, 2009, compared to 36 days for the period ended March 31, 2008.

For the fiscal year ended March 31, 2008, we used $6.2 million in cash from our operations compared to generating $12.5 million for our operations in the fiscal year ended March 31, 2007. Our net loss of $115.1 million for fiscal year ended March 31, 2008 included $113.5 million of non-cash charges such as $6.5 million of depreciation, $23.8 million of amortization of purchased intangibles, $71.5 million for goodwill impairment, $3.0 million for strategic investment impairment, $1.7 million for marketable securities impairment, $11.3 million of stock-based compensation expense and $0.3 million in non-cash restructuring charges, offset by a $4.6 million gain on the sale of a strategic investment. The remaining change in operating cash flows for fiscal year ended March 31, 2008 primarily reflected increases in our inventories and deferred tax liability and decreases in accounts receivable, deferred revenue, other assets, accounts payable and accrued payroll and other accrued liabilities. The decrease in our accounts receivable balance is attributable primarily to decreased revenues and the timing of receivables. Our overall days sales outstanding decreased to 36 days for the period ended March 31, 2008, compared to 42 days for the period ended March 31, 2007. The increase in inventory was attributable to purchases to support our longer term revenue goals.

We generated $42.0 million of cash in investing activities during the fiscal year ended March 31, 2009, compared to generating $68.6 million during the fiscal year ended March 31, 2008. During the fiscal year ended March 31, 2009, we generated net proceeds of $49.2 million from short-term investment activities, offset by $7.3 million used for the purchase of property, equipment and other assets.

We generated $68.6 million of cash in investing activities during the fiscal year ended March 31, 2008, compared to using $9.9 million during the fiscal year ended March 31, 2007. During the fiscal year ended March 31, 2008, we generated net proceeds of $73.5 million from short-term investment activities, $5.2 million from the sale of a strategic investment and $1.6 million from the sale of property, offset by $5.0 million used for strategic investments and $7.0 million for the purchase of property, equipment and other assets. During the year ended March 31, 2008, we reclassified $0.6 million related to a strategic equity investment from other assets to short-term investment. This investment was subsequently liquidated during fiscal 2008 for $5.2 million. As of March 31, 2008, we also reclassified $51.9 million from short-term investments to marketable securities. This represents the balance of investments where the fair value of the investments has been below its amortized cost for a continuous period of more than twelve months.

We generated $2.2 million of cash in financing activities during the fiscal year ended March 31, 2009, compared to using $71.3 million for the fiscal year ended March 31, 2008. The financing source of cash for the fiscal year ended March 31, 2009 was from net funds received from employee stock options and stock purchase programs.

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

In August 2004, our board of directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the fiscal year ended March 31, 2009, no shares were repurchased on the open market. During the fiscal year ended March 31, 2008, we repurchased 5.0 million shares of our common stock for approximately $57.0 million on the open market. From the time the program was first implemented in August 2004, we have repurchased on the open market a total of 8.9 million shares at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery to us. The Board has reinstated the stock repurchase program and the Company will begin to repurchase shares under the approved repurchase plan.

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

During the fiscal year ended March 31, 2009, we did not enter into any structured stock repurchase agreements. During the fiscal year ended March 31, 2008, we received $21.1 million in cash and 2.1 million in shares of our common stock at an effective purchase price of $11.18 per share from open structured stock repurchase agreements. At March 31, 2009, we had no structured stock repurchase agreements open. From the inception of our stock repurchase program in August 2004, we entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements during the fiscal year ended March 31, 2008, we received $136.6 million in cash and 7.8 million shares of our common stock at an effective purchase price of $10.16 per share.

The table below is a plan-to-date summary of the Company’s repurchases program activity as of March 31, 2009 (in thousands, except per share data):

	Aggregate	Repurchased	Average Price
	Price	Shares	Per Share

Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	103,966	8,856	11.74
Structured stock repurchase agreements*	90,517	7,797	11.61

Total repurchases	$194,483	16,653	$11.68

Available for repurchase	$105,517

*	The amounts above do not include gains of $11.3 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $10.16 per share and for total repurchases would have been $11.00 per share.

The following table summarizes our contractual operating leases and other purchase commitments as of March 31, 2009 (in thousands):

		Other
	Operating	Purchase
	Leases	Commitments	Total

Fiscal Years Ending March 31, 2010	$14,879	$12,796	$27,675
2011	1,920	—	1,920
2012	26	—	26
2013 and thereafter	—	—	—

Total minimum payments	$16,825	$12,796	$29,621

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at March 31, 2009.

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

SUBSEQUENT EVENTS

On April 5, 2009, we entered into a Purchase Agreement with LSI Corporation (“LSI”). Under the Purchase Agreement, we agreed to sell to LSI substantially all of the operating assets (other than patents) primarily used or held for use in our 3ware storage adapter business (the “Storage Business”) but retaining certain assets, including patents, cash, accounts receivable and accounts payable, even if related to the Storage Business (the “Transaction”). The assets sold included customer contracts, inventory, fixed assets, certain intellectual property and other assets, as well as rights to the name “3ware.”

We completed the Transaction on April 21, 2009. The purchase price for the Transaction was approximately $20 million, subject to adjustments based on levels of inventory and products in the channel at the closing of the Transaction. We estimate the adjustments will increase the purchase price by approximately $1.5 million to $2.0 million. We expect the Transaction will decrease our number of full-time employees by approximately 56.

As part of the Transaction, we entered into an intellectual property agreement, a transition services agreement and a master procurement agreement with LSI.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2009, our investment portfolio included fixed-income securities classified as available-for-sale investments with an aggregate fair market value of $84.7 million and a cost basis of $90.9 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. Based on an evaluation of securities that have been in a continuous loss position at March 31, 2009 and other qualitative factors, we have determined the decline in the fair value of certain securities to be other-than-temporary and we have accordingly written down such securities by approximately $17.1 million during the fiscal year ended March 31, 2009. As of March 31, 2009, we have not recorded a write-down adjustment in connection with our other securities in a loss position with unrealized losses of $7.8 million, as we believe that such loss is not other-than-temporary. We also have $1.5 million in unrealized gains.

The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2009 (in thousands):

				Fair Value
				as of
	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			March 31, 2009	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS

Available-for-sale investments	$90,019	$88,175	$86,397	$84,672	$83,019	$81,400	$79,846

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. However, we have entered into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

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

As required by SEC Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2009.

The effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by an independent registered public accounting firm, as stated in their report, which is included herein.

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

We have audited Applied Micro Circuits Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Applied Micro Circuits Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Applied Micro Circuits Corporation maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009 based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009 and our report dated May 8, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
May 8, 2009

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

We have adopted a code of business conduct and ethics that all executive officers and management employees must review and abide by (including our principal executive officer, principal financial officer and principal accounting officer), which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available on our website at www.amcc.com in the Investor Relations section under the heading “Corporate Governance” in the “Essential Governance Documents” subsection. We will promptly disclose on our website (1) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (2) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified officers and the name of such person who is granted the waiver.

Item 11.	Executive Compensation.

The information required by this item is incorporated herein by reference from the section entitled “Executive Compensation” in the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this item is incorporated herein by reference from the section entitled “Security Ownership of Management and Directors” in the Proxy Statement.

The information required by this Item is incorporated by reference to the sections entitled “Common Stock Ownership of Management and Directors” and “Equity Compensation Plan Information” in the Proxy Statement.

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

(2) Financial Statement Schedule

For the three fiscal years ended March 31, 2009 — Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

See Item 15(b) below.

(b) The following exhibits are filed or incorporated by reference into this report:

3	.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3	.2(2)	Amended and Restated Bylaws of the Company.
3	.3(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.
4	.1(3)	Specimen Stock Certificate.
10	.1(3)	Form of Indemnification Agreement between the Company and each of its officers and directors.
10	.2(16)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.
10	.3(16)*	Form of Option Agreement under the 1992 Equity Incentive Plan.
10	.4(16)*	1992 Equity Incentive Plan.
10	.5(11)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.
10	.6(3)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.
10	.24(5)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.
10	.30(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated February 17, 1999.
10	.32(9)	Amendment No. 1 to Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated November 30, 1999.
10	.33(4)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.
10	.34(16)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.
10	.35(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.
10	.38(4)*	AMCC Deferred Compensation Plan.
10	.42(10)+	Patent License Agreement between the Company and IBM dated September 28, 2003.
10	.43(10)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.
10	.47(12)*	Offer of Employment dated February 22, 2005 by and between the Company and Kambiz Hooshmand.
10	.52(13)*	Amendment to Offer of Employment dated February 8, 2006 by and between the Company and Kambiz Hooshmand.
10	.53(14)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.
10	.54(14)*	Offer of Employment dated April 27, 2005, by and between the Company and Daryn Lau.
10	.57(16)*	Employment and Non-Solicitation Agreement dated March 17, 2004 by and between the Company and Barbara Murphy.
10	.58(15)*	Executive Severance Benefit Plan dated September 19, 2007.

10	.59(18)*	Severance and Consulting Agreement dated February 1, 2008 by and between the Company and Robert Bagheri.
10	.60(19)+	Qualcomm Patent Purchase Agreement dated July 11, 2008.
10	.61(19)+	Qualcomm Patent Purchase Amendment dated July 11, 2008.
10.62		LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.
11	.1(8)	Computation of Per Share Data under SFAS 128.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 64).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2002.

(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2001.

(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 1999.

(7)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2000.

(8)	The Computation of Per Share Data under SFAS 128 is included in the Notes to the Consolidated Financial Statements included in this Report.

(9)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2000.

(10)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2003.

(11)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.

(12)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

(13)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed March 3, 2006.

(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

(15)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed September 24, 2007

(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

(17)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(18)	Incorporated by reference to Exhibit 99.1 file with the Company’s Current Report on Form 8-K filed February 7, 2008.

(19)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ Kambiz Hooshmand
Kambiz Hooshmand
President and Chief Executive Officer

Date: May 12, 2009

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

Signature	Title	Date

/s/ Kambiz Hooshmand Kambiz Hooshmand	Chief Executive Officer, President and Director (Principal Executive Officer)	May 12, 2009

/s/ Robert G. Gargus Robert G. Gargus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 12, 2009

/s/ Cesar Cesaratto Cesar Cesaratto	Chairman of the Board	May 12, 2009

/s/ Niel Ransom Niel Ransom	Director	May 12, 2009

/s/ Fred Shlapak Fred Shlapak	Director	May 12, 2009

/s/ Arthur B. Stabenow Arthur B. Stabenow	Director	May 12, 2009

/s/ Julie H. Sullivan Julie H. Sullivan	Director	May 12, 2009

/s/ Donald Colvin Donald Colvin	Director	May 12, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Applied Micro Circuits Corporation

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation as of March 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended March 31, 2009. Our audits also included the financial statement schedule listed in the Index at Part IV at Item 15(a). These financial statements and schedule are the responsibility of the Applied Micro Circuits Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Applied Micro Circuits Corporation at March 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, Applied Micro Circuits Corporation changed its method of accounting for uncertain tax positions as of April 1, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Applied Micro Circuits Corporation’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated May 8, 2009 expressed an unqualified opinion thereon.

/s/  Ernst & Young LLP

San Jose, California
May 8, 2009

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2009	2008
	(In thousands, except par value)

ASSETS
Current assets:
Cash and cash equivalents	$99,337	$42,689
Short-term investments-available-for-sale	84,672	100,200
Accounts receivable, net	17,537	28,800
Inventories	26,598	30,293
Other current assets	8,871	11,097
Assets of discontinued operations	8,558	8,678

Total current assets	245,573	221,757
Marketable securities	—	51,919
Property and equipment, net	25,749	25,233
Goodwill	—	264,130
Purchased intangibles, net	32,965	56,025
Other assets	20,323	13,783

Total assets	$324,610	$632,847

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,715	$25,518
Accrued payroll and related expenses	5,875	6,087
Other accrued liabilities	15,466	14,655
Deferred revenue	2,584	1,917

Total current liabilities	40,640	48,177
Deferred tax liability	—	3,958
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at March 31, 2009 and 2008
Issued and outstanding shares — 65,874 at March 31, 2009 and 64,779 at March 31, 2008	659	648
Additional paid-in capital	5,910,493	5,896,616
Accumulated other comprehensive income (loss)	(6,273)	(4,976)
Accumulated deficit	(5,620,909)	(5,311,576)

Total stockholders’ equity	283,970	580,712

Total liabilities and stockholders’ equity	$324,610	$632,847

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenues	$214,216	$194,115	$242,478
Cost of revenues	101,070	98,756	115,794

Gross profit	113,146	95,359	126,684
Operating expenses:
Research and development	84,687	86,117	81,266
Selling, general and administrative	50,097	52,037	58,418
Acquired in-process research and development	—	—	13,300
Amortization of purchased intangible assets	4,020	4,061	3,735
Restructuring charges, net	8,623	2,958	1,291
Option investigation, net	80	1,072	5,344
Goodwill impairment charges	222,972	—	—
Litigation settlement, net	130	1,125	—

Total operating expenses	370,609	147,370	163,354

Operating loss	(257,463)	(52,011)	(36,670)
Interest (expense) income, net and other-than-temporary impairment	(8,073)	8,635	13,125
Other income, net	492	1,944	250

Loss from continuing operations before income taxes	(265,044)	(41,432)	(23,295)
Income tax (benefit) expense	(3,946)	3,773	333

Loss from continuing operations	(261,098)	(45,205)	(23,628)
Loss from discontinued operations, net of taxes	(48,235)	(69,916)	(580)

Net loss	$(309,333)	$(115,121)	$(24,208)

Basic and diluted net loss per share:
Net loss per share from continuing operations	$(4.00)	$(0.67)	$(0.33)
Net loss per share from discontinued operations	(0.74)	(1.03)	(0.01)

Net loss per share	$(4.74)	$(1.70)	$(0.34)

Shares used in calculating basic and diluted net loss per share	65,271	67,775	71,076

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2009	2008	2007
	(In thousands)

Operating activities:
Net loss	$(309,333)	$(115,121)	$(24,208)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities Depreciation	6,862	6,542	8,410
Amortization of purchased intangibles	23,060	23,762	24,751
Acquired in-process research and development	—	—	13,300
Goodwill impairment charges	264,130	71,494	—
Stock-based compensation expense:
Stock options	5,139	9,350	10,211
Restricted stock units	5,245	1,957	142
Non-cash restructuring charges	1,989	316	2,798
Litigation settlement	130	1,125	—
Realized gain on sale of strategic investment	—	(4,649)	—
Impairment of strategic investment	—	3,000	—
Impairment of marketable securities	17,144	1,682	—
Net loss (gain) on disposals of property	48	23	120
Changes in operating assets and liabilities:
Accounts receivable	11,263	3,758	(4,790)
Inventories	3,414	(6,680)	(5,307)
Other assets	(4,939)	2,282	(1,336)
Accounts payable	(8,803)	(1,375)	1,214
Accrued payroll and other accrued liabilities	467	(7,103)	(11,566)
Deferred tax liability	(3,957)	3,957	—
Deferred revenue	668	(476)	(1,230)

Net cash provided by (used for) operating activities	12,527	(6,156)	12,509

Investing activities:
Proceeds from sales and maturities of short-term investments	1,117,424	623,619	468,570
Purchases of short-term investments	(1,068,205)	(550,137)	(403,080)
Purchase of property, equipment and other assets	(7,259)	(7,021)	(6,732)
Proceeds from the sale of strategic equity investments	—	5,249	—
Purchase of strategic investment	—	(5,000)	(1,500)
Proceeds from sale of real estate	—	—	4,788
Proceeds from sale of property, equipment and other assets	—	1,646	—
Net cash paid for acquisitions	—	232	(71,971)

Net cash provided by (used for) investing activities	41,960	68,588	(9,925)

Financing activities:
Proceeds from issuance of common stock	2,448	6,431	2,850
Repurchase of company stock	—	(56,950)	(20,137)
Funding of structured stock repurchase agreements	—	(41,830)	(9,398)
Funds received from structured stock repurchase agreements including gains	—	21,112	26,963
Payments on long-term debt	—	—	(289)
Other	(287)	(101)	(103)

Net cash provided by (used for) financing activities	2,161	(71,338)	(114)

Net increase (decrease) in cash and cash equivalents	56,648	(8,906)	2,470
Cash and cash equivalents at beginning of year	42,689	51,595	49,125

Cash and cash equivalents at end of year	$99,337	$42,689	$51,595

Supplementary cash flow disclosure:
Cash paid for:
Interest	$4	$17	$4

Income taxes	1,078	656	369

Unrealized gains/(losses) on available for sale securities	(7,996)	(4,998)	11,823

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Additional		Other		Total
	Common Stock		Paid in	Deferred	Comprehensive	Accumulated	Stockholders’
	Shares	Amount	Capital	Compensation	Income (Loss)	Deficit	Equity
	(In thousands)

Balance, March 31, 2006	73,860	740	5,947,769	(2,087)	(11,367)	(5,172,247)	762,808
Issuance of common stock	368	4	2,846	—	—	—	2,850
Repurchase of common stock	(1,561)	(16)	(20,121)	—	—	—	(20,137)
Funding of structured stock repurchase agreements	(1,924)	(19)	(9,379)	—	—	—	(9,398)
Funds received from structured stock repurchases agreements including gains	—	—	26,963	—	—	—	26,963
Stock-based compensation expense	—	—	10,353	—	—	—	10,353
Elimination of deferred compensation related to adoption of SFAS 123(R)	—	—	(2,087)	2,087	—	—	—
Comprehensive loss:
Net loss	—	—	—	—	—	(24,208)	(24,208)
Foreign currency translation loss	—	—	—	—	(232)	—	(232)
Unrealized gain on short-term investments, net of tax	—	—	—	—	11,823	—	11,823

Total comprehensive loss	—	—	—	—	—	—	(12,617)

Balance, March 31, 2007	70,743	709	5,956,344	—	224	(5,196,455)	760,822
Issuance of common stock	1,043	10	6,421	—	—	—	6,431
Repurchase of common stock	(4,950)	(50)	(56,900)	—	—	—	(56,950)
Funding of structured stock repurchase agreements	(2,057)	(21)	(41,809)	—	—	—	(41,830)
Funds received from structured stock repurchases agreements including gains	—	—	21,112	—	—	—	21,112
Stock-based compensation expense	—	—	11,448	—	—	—	11,448
Comprehensive loss:
Net loss	—	—	—	—	—	(115,121)	(115,121)
Foreign currency translation loss	—	—	—	—	(202)	—	(202)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(4,998)	—	(4,998)

Total comprehensive loss	—	—	—	—	—	—	(120,321)

Balance, March 31, 2008	64,779	$648	$5,896,616	$—	$(4,976)	$(5,311,576)	$580,712

Issuance of common stock	1,095	11	2,437	—	—	—	2,448
Stock-based compensation expense (including discontinued operations)	—	—	11,440	—	—	—	11,440
Comprehensive loss:
Net loss	—	—	—	—	—	(309,333)	(309,333)
Foreign currency translation loss	—	—	—	—	(240)	—	(240)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(1,057)	—	(1,057)

Total comprehensive loss	—	—	—	—	—	—	(310,630)

Balance, March 31, 2009	65,874	$659	$5,910,493	$—	$(6,273)	$(5,620,909)	$283,970

See Accompanying Notes to Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Business

AMCC provides semiconductor solutions for the enterprise, telecom and consumer/small medium business (“SMB”) markets. The Company designs, develops, markets and supports high-performance low power integrated circuits (“ICs”), which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, the Company utilizes a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, edge switches, gateways, metro transport platforms, core switches and routers. In the consumer/SMB markets, the Company combines optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductors solutions for wireline and wireless communications equipment such as wireless access points. The Company’s enterprise and consumer storage products leveraged its expertise in providing high performance accessibility and high availability of stored information. The Company’s customers use its products for storage applications such as disk-to-disk backup, near-line storage, network-attached storage, video, security and high-performance computing. The Company’s corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Basis of Presentation

The consolidated financial statements include all the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. As described in Note 13, the Company has classified the financial results of its 3ware storage adapter business as discontinued operations for all periods presented due to the sale of its 3ware storage adapter business to LSI Corporation on April 21, 2009. The assets sold to LSI Corporation are classified as assets of discontinued operations on the balance sheet. These notes to the Company’s consolidated financial statements relate to continuing operations only, unless otherwise indicated.

Accounting changes:

Effective April 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.” See “Note 6: Income Taxes” for further discussion.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to inventory valuation, warranty liabilities and revenue reserves, which affects its cost of sales and gross margin; allowance for doubtful accounts, which affects its operating expenses; the unrealized losses on its short-term and long-term marketable securities, which affects its interest income (expense), net; the valuation of purchased intangibles and goodwill, which affects its amortization and impairments of goodwill and other intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects its operating expenses; the valuation of deferred income taxes, which affects its income tax expense (benefit); and stock-based compensation, which affects its gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Revenue Recognition

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. This pronouncement requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. In addition, the Company does not recognize revenue until all customers’ acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, the Company records reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on the Company’s experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA (Free Carrier) shipping point. If actual returns or pricing adjustments exceed the Company’s estimates, additional reductions to revenue would result.

From time to time the Company may generate revenue from the sale of its internally developed intellectual property (“IP”). The Company generally recognizes revenue from the sale of IP when cash is received and all other basic criteria outlined above are met.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents.

Short-Term Investments and Marketable Securities

The Company defines short-term investments and marketable securities as income-yielding securities that can be converted to cash. Short-term investments and marketable securities consist of U.S. Treasury securities and agency bonds, corporate bonds, mortgage-backed and asset backed securities, preferred stocks and closed-end bond funds. The Company accounts for its short-term investments and marketable securities under Statement of Financial Accounting Standard (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”). Management determines the appropriate classification of such securities at the time of purchase and re-evaluates such classification as of each balance sheet date. The investments which are classified as available-for-sale are adjusted to market value at each period end with the offsetting unrealized gain or loss reflected as a separate component of stockholders’ equity, net of tax. These investments are adjusted for amortization of premiums and discounts to maturity and such amortization is included in interest income, net. Realized gains and losses and declines in value judged to be other than temporary are determined based on the specific identification method and are reported in the consolidated statements of operations. The Company classifies its investment securities that have been in a continuous loss position of greater than 12 months as long-term marketable securities since the Company has the ability to hold such securities to either maturity or until recovery of the value to its amortized cost.

The Company holds a variety of securities that have varied underlying investments. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. The Company assesses the existence of impairment of its investments in accordance with SFAS 115 and related guidance issued by the FASB in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. A

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

temporary impairment results in an unrealized loss being recorded in the other comprehensive income (loss) component of stockholders’ equity. Such an unrealized loss does not affect net income (loss) for the applicable accounting period. An other-than-temporary impairment is recorded in the consolidated statements of operations and reduces net income (increases net loss) for the applicable accounting period. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The current rapidly changing economic climate and volatile financial markets have created an environment in which it is difficult to make accurate estimates and assumptions on which the Company bases its judgments. The factors considered in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of time and extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In the future, should the Company determine it no longer has the ability or intent to hold securities in a loss position to their maturity or a recovery in value, it may be required to recognize additional losses in its earnings for unrealized loss positions that it currently considers to be temporary in nature. If securities in a continuous loss position that are considered temporarily impaired remain in a continuous loss position in the future, then these securities could be considered other-than-temporarily impaired in future periods. For the year ended March 31, 2008, the Company recorded other-than-temporary impairment charges of $1.7 million. In the fiscal year ended March 31, 2009, the Company recorded other-than-temporary impairment charges of $17.1 million. This change was primarily driven by an overall deterioration of the financial markets during the fiscal year. As of March 31, 2009, the Company did not record an impairment charge in connection with certain securities in a continuous loss position (fair value less than carrying value) for less than 12 months with unrealized losses of approximately $7.8 million as it believed that such unrealized losses were temporary.

Strategic Equity Investments

The Company enters into certain equity investments for the promotion of business and strategic objectives. These investments are valued using the cost basis-historical cost less any recognized impairments. The Company’s policy requires that these investments are periodically reviewed for impairments that are judged to be other-than-temporary. If the Company determines that the investment is impaired, the Company records losses through a charge to earnings which permanently reduces the cost basis of the investments. These losses are included in other income (expense), net on the consolidated statements of operations. During the fiscal year ended March 31, 2008, the Company recorded a loss from the write-down of a strategic investment of $3.0 million that management judged to be other-than-temporarily impaired, and also recorded a gain upon the sale of certain other strategic investment of $4.6 million.

Fair Value of Financial Instruments

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements and is effective for fiscal years beginning after November 15, 2007.

Beginning April 1, 2008, short term investments and long term marketable securities are recorded at fair value in its condensed consolidated balance sheet and are categorized based upon the level of judgment associated with inputs used to measure their fair value. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Level 2 — Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of fair value of assets or liabilities.

The Company classifies inputs to derive fair values for short term investments and long-term marketable investments as Level 1 and 2. Instruments classified as Level 1 include highly liquid government and agency securities, money market funds and publicly traded equity securities in active markets. Instruments classified as Level 2 include corporate notes, asset-backed securities and commercial paper.

The Company has no instruments for which the valuation inputs are classified as Level 3.

In October 2008, the FASB issued FASB Staff Position (“FSP”) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 provides guidance for the valuation of financial assets in an inactive market, the use of internal assumptions when relevant observable data does not exist, the use of observable market information when the market is not active, and the use of market quotes when assessing the relevance of observable and unobservable data. FSP 157-3 is effective for all periods presented in accordance with SFAS 157. The adoption of FSP 157-3 did not have a significant impact on the Company’s consolidated financial statements or the fair values of its financial assets.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s consolidated financial statements or the determination of the fair value of its financial assets.

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

The Company invests its excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed securities, asset-backed securities, preferred stocks, and closed-end bond funds primarily with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety, yield and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates. For the fiscal years ended March 31, 2009 and 2008, the Company wrote-down its marketable securities by approximately $17.1 million and $1.7 million, respectively, as it believed that the value of these securities was other-than-temporarily impaired. As of March 31, 2009, the Company had additional unrealized losses related to certain securities of $7.8 million and has not written-down this amount as it believes that this decline in fair value is not other-than-temporary.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Inventories

The Company uses the first-in-first-out method to value inventories at the lower of cost or market on a part-by-part basis. This policy requires the Company to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates used for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with its revenue forecasts. If the demand forecast is greater than actual demand, the Company may be required to take additional excess inventory charges, which would decrease gross margin and net operating results.

Warranty Reserves

The Company’s products typically carry a one year warranty. Reserves are established for estimated product warranty costs at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from the Company’s estimates, additional warranty reserves could be required, which could reduce its gross margin. Additional changes to negotiated master purchase agreements could result in increased warranty reserves and unfavorably impact future gross margins.

The following table summarizes warranty reserve activity (in thousands):

	Year Ended March 31,
	2009	2008

Beginning balance	$1,475	$2,692
Charged to costs of revenues	208	220
Charges incurred	(458)	(488)
Adjustments to estimated liability	60	(949)

Ending balance	$1,285	$1,475

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

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company performs its annual impairment review at the reporting unit level during the fourth quarter each fiscal year or more frequently if the Company believes indicators of impairment are present. SFAS 142 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based upon the type of products under development by the acquired company, which initially generated the goodwill. If the fair value of a reporting unit exceeds its

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using a combination of the discounted cash flow analysis and/or market comparisons. The determination of fair value requires significant judgment and estimates. For the years ended March 31, 2009, 2008 and 2007 the Company recorded goodwill impairment charges of $223.0 million, zero and zero, respectively, to continuing operations. For the years ended March 31, 2009, 2008 and 2007 the Company recorded goodwill impairment charges of $41.1 million, $71.5 million and zero, respectively, to discontinued operations.

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

Advertising Cost

Advertising costs of $1.2 million, $1.3 million and $1.7 million were expensed as incurred for each fiscal years ended March 31, 2009, 2008 and 2007, respectively.

Income Taxes

The Company utilizes the liability method of accounting for income taxes as set forth in SFAS No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some of the deferred tax assets will not be realized. Included in the income tax expense for the fiscal year ended March 31, 2008 is an adjustment of $3.9 million or $0.06 per share, basic and diluted, to establish deferred tax liabilities related to the amortization of tax-deductible goodwill in connection with the acquisition of the assets and licensed intellectual property associated with IBM’s Power PRS Switch Fabric product line which the Company acquired in September 2003. During the fiscal year ended March 31, 2009, the $3.9 million deferred tax liability was eliminated against income tax expense because the deferred tax liability was no longer required since the associated goodwill was written off for financial reporting purposes during the three months ended December 31, 2008.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock-Based Compensation

Effective April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123(R)”) using the modified prospective method. This method does not require a revision of prior periods for comparative purposes. No change to the value of the awards granted prior to the adoption of SFAS 123(R) is required. However, awards granted and still unvested on the date of adoption have been and will be attributed to expense under SFAS 123(R), including the application of the forfeiture rate on a prospective basis. The Company’s Consolidated Financial Statements for the fiscal years ended March 31, 2009, 2008 and 2007 reflect the impact of SFAS 123(R). Stock-based compensation expense recognized under SFAS 123(R) for the fiscal years ended March 31, 2009, 2008 and 2007 was $9.2 million, $10.1 million and $8.6 million, respectively.

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation. This is the same model which it previously used in preparing its pro forma disclosure required under SFAS 123. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is determined in accordance with SFAS 123(R) and Staff Accounting Bulletin (“SAB”) No. 107, Share-Based Payment, (“SAB 107”) as amended by SAB No. 110, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) for the three fiscal years ended March 31, 2009, which is as follows (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2009	2008	2007

Stock-based compensation expense by type of awards
Stock options	$4,520	$8,524	$8,450
Restricted stock units	4,648	1,674	133

Total stock-based compensation	9,168	10,198	8,583
Stock-based compensation expensed from (capitalized to) inventory	73	(142)	—

Total stock-based compensation expense	$9,241	$10,056	$8,583

The net stock based compensation reclassified to discontinued operations of the 3ware storage adapter business was $1.2 million, $1.3 million and $1.8 million for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

				Employee Stock
	Employee Stock Options			Purchase Plans
	Fiscal Years Ended			Fiscal Years Ended
	March 31,			March 31,
	2009	2008	2007	2009	2008	2007

Expected life (years)	3.9	3.9	4.4	0.5	0.5	0.5
Risk-free interest rate	2.5%	4.1%	4.7%	1.3%	3.6%	5.2%
Volatility	0.49	0.50	0.55	0.57	0.54	0.43
Dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeiture	5.2%	6.1%	5.7%	—%	—%	—%
Weighted average fair value	$2.50	$5.08	$7.72	$1.84	$2.98	$3.92

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

Expected Forfeitures.  As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended March 31, 2009, 2008 and 2007 are based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures rates were based upon the average of expected forfeitures data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.

The weighted average fair value per share of the restricted stock units awarded in the fiscal years ended March 31, 2009, 2008 and 2007 was $7.73, $10.61 and $13.76, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

SFAS 123(R) will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2013 related to unvested share-based payment awards at March 31, 2009 is $21.0 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.1 years. If there are any modifications or

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

Comprehensive Income (Loss)

The FASB’s SFAS No. 130, Comprehensive Income (Loss), (“SFAS 130”) establishes rules for the reporting and display of comprehensive income (loss) and its components. SFAS 130 requires the change in net unrealized gains or losses on short-term investments, marketable securities and foreign currency translation gains and losses to be included in comprehensive income (loss). Comprehensive income (loss) is included in the Company’s Consolidated Statements of Stockholders’ Equity.

Accumulated other comprehensive income (loss) consists of (in thousands):

	March 31,
	2009	2008

Unrealized loss on investments	$(6,247)	$(5,190)
Gain on foreign currency translation	(26)	214

	$(6,273)	$(4,976)

Segments of a Business Enterprise

The Company operates in one reportable operating segment. SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, (“SFAS 131”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had two operating segments at March 31, 2009, under the aggregation criteria set forth in SFAS 131, the Company operates in only one reportable operating segment.

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

Because the Company meets each of the criteria set forth in SFAS 131 and the two operating segments as of March 31, 2009 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

Recent Accounting Pronouncements

Effective April 1, 2008, the Company adopted Emerging Issues Task Force (“EITF”) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities. EITF 07-3 requires that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities be deferred and capitalized and recognized as an expense as

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the goods are delivered or the related services are performed. The adoption of EITF 07-3 did not have a material impact on the Company’s consolidated results of operations or financial condition.

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

In April 2009, the FASB issued FSP 157-4. FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. This FSP shall be effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of FSP 157-4 is not expected to have a significant impact on the Company’s consolidated financial statements or the determination of the fair value of its financial assets.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for the Company beginning in the first quarter of fiscal year 2009. Upon implementation at the beginning of the first quarter of 2009, FSP 115-2/124-2 is not expected to have a significant impact on the Company’s consolidated financial statements.

Effective April 1, 2008, the Company adopted SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 allows an entity the irrevocable option to elect fair value for the initial and subsequent measurement for specified financial assets and liabilities on a contract-by-contract basis. The Company did not elect to adopt the fair value option under this statement.

In November 2008, the FASB issued EITF Issue No. 08-06, Equity Method Investment Accounting Considerations (“EITF 08-06”). EITF 08-6 address questions that have arisen about the application of the equity method of accounting for investments after the effective date of both FAS 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. EITF 08-6 is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-06 is not expected to have a significant impact on the Company’s results of operations and financial position.

2.	Investments

Short-Term Investments and Marketable Securities

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from earnings and reported, net of tax, in comprehensive income (loss). The portion of such unrealized losses that are deemed to be other-than-temporary in nature are charged to the statements of operations. The basis for computing realized gains or losses is by specific identification.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following is a summary of available-for-sale securities (in thousands):

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

At March 31, 2009:
Cash	$8,047	$—	$—	$8,047
Cash equivalents	91,290	—	—	91,290
U.S. Treasury securities and agency bonds	1,166	79	—	1,245
Corporate bonds	4,541	10	232	4,319
Mortgage-backed and asset-backed securities*	21,372	631	607	21,396
Closed-end bond funds	45,031	789	3,850	41,970
Preferred stock and options	18,809	28	3,095	15,742

	$190,256	$1,537	$7,784	$184,009

Reported as:
Cash and cash equivalents				$99,337
Short-term investments available-for-sale				84,672

				$184,009

	Amortized	Gross Unrealized		Estimated
	Cost	Gains	Losses	Fair Value

At March 31, 2008:
Cash	$7,414	$—	$—	$7,414
Cash equivalents	35,275	—	—	35,275
U.S. Treasury securities and agency bonds	8,486	352	—	8,838
Corporate bonds	13,774	67	410	13,431
Mortgage-backed and asset-backed securities*	52,794	509	466	52,837
Closed-end bond funds	59,866	128	4,373	55,621
Preferred stock and options	22,369	163	1,140	21,392

	$199,978	$1,219	$6,389	$194,808

Reported as:
Cash and cash equivalents				$42,689
Short-term investments available-for-sale				100,200
Marketable securities				51,919

				$194,808

*	At March 31, 2009 and 2008, approximately $16.6 million and $43.1 million of the amounts presented were mortgage-backed securities, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2009, the cost and estimated fair values of available-for-sale securities with stated maturities are U.S. Treasury securities and agency bonds, corporate bonds, mortgage-backed, asset-backed securities and options, by contractual maturity are as follows (in thousands):

	Cost	Fair Value

Less than 1 year	$68	$68
Mature in 1 — 2 years	240	228
Mature in 3 — 5 years	9,248	9,328
Mature after 5 years	17,732	17,553

	$27,288	$27,177

The following is a summary of gross unrealized losses as of March 31, 2009 (in thousands):

	Less Than 12 Months of		12 Months or More of
	Unrealized Losses		Unrealized Losses		Total
	Estimated	Gross	Estimated	Gross	Estimated	Gross
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses

Corporate bonds	$3,619	$232	$—	$—	$3,619	$232
Mortgage-backed and asset-backed securities	6,531	607	—	—	6,531	607
Closed-end bond funds	25,251	3,850	—	—	25,251	3,850
Preferred stock and options	14,950	3,095	—	—	14,950	3,095

	$50,351	$7,784	$—	$—	$50,351	$7,784

Based on an evaluation of securities that have been in a continuous loss position at March 31, 2009 and 2008, the Company determined the decline in the fair value of certain securities to be other-than-temporary and accordingly has written down such securities by approximately $17.1 and $1.7 million, respectively. As of March 31, 2009, the Company has not recorded an other-than-temporary adjustment through earnings in connection with certain securities in a loss position with unrealized losses of approximately $7.8 million at March 31, 2009, as they believe that such losses are temporary.

Cash, cash equivalents and short-term investments, measured at fair value:

The following table summarizes the type of instruments measured at fair value on a recurring basis as of March 31, 2009:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(In thousands)

Description
Cash	$8,047	$—	$—	$8,047
Cash equivalents	91,290	—	—	91,290
US Treasury securities and agency bonds	1,245	—	—	1,245
Corporate bonds	—	4,319	—	4,319
Mortgage backed and asset backed securities	—	21,396	—	21,396
Closed-end bond funds	41,970	—	—	41,970
Preferred stock and options	—	15,742	—	15,742

	$142,552	$41,457	$—	$184,009

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the financial assets presented on the Company’s consolidated condensed balance sheets as of March 31, 2009 as follows:

	Fair Value Measurement
	Level 1	Level 2	Level 3	Total
	(In thousands)

Reported as:
Cash and cash equivalents	$99,337	$—	$—	$99,337
Short-term investments available-for-sale	43,215	41,457	—	84,672

	$142,552	$41,457	$—	$184,009

Strategic Equity Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other than temporary impairments. These investments are included in other assets on the Company’s balance sheet and are carried at cost or cost reduced by other than temporary impairments, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. For the three fiscal years ended March 31, 2009, the Company recognized a gain of $4.6 million when an investment in a privately held company was sold during the fiscal year ended March 31, 2008. The Company also fully impaired a strategic equity investment of $3.0 million during the fiscal year ended March 31, 2008. At March 31, 2009 and 2008, the balance of these strategic investments included in other assets was $7.0 million for both fiscal year ends.

3.	Certain Financial Statement Information

Accounts receivable:

	March 31,
	2009	2008
	(In thousands)

Accounts receivable	$18,688	$30,113
Less: allowance for bad debts	(1,151)	(1,313)

	$17,537	$28,800

Inventories:

	March 31,
	2009	2008
	(In thousands)

Finished goods	$20,170	$22,850
Work in process	5,324	5,338
Raw materials	1,104	2,105

	$26,598	$30,293

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other current assets:

	March 31,
	2009	2008
	(In thousands)

Prepaid expenses	$7,434	$9,576
Deposits	634	469
Interest receivable	36	410
Other	767	642

	$8,871	$11,097

Property and equipment:

	Useful	March 31,
	Life	2009	2008
	(In years)	(In thousands)

Machinery and equipment	5-7	$34,546	$34,129
Leasehold improvements	1-15	9,375	8,364
Computers, office furniture and equipment	3-7	51,843	59,961
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		108,320	115,010
Less: accumulated depreciation and amortization		(82,571)	(89,777)

		$25,749	$25,233

Goodwill and purchased intangible assets:

Goodwill is as follows (in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007

Goodwill beginning balance	$264,130	$335,857	$296,260
Goodwill related to acquisitions (Note 4)	—	—	39,597
Canadian tax settlement	—	(233)	—
Impairment charges to continuing operations (Note 7)	(222,972)	—	—
Impairment charges to discontinued operations (Note 7)	(41,158)	(71,494)	—

Goodwill ending balance	$—	$264,130	$335,857

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Acquisition-related intangibles were as follows (in thousands):

	March 31, 2009			March 31, 2008
		Accumulated			Accumulated
		Amortization			Amortization
		and			and
	Gross	Impairments	Net	Gross	Impairments	Net

Developed technology	$425,000	$(401,528)	$23,472	$425,000	$(383,745)	$41,255
Customer relationships	6,330	(4,976)	1,354	6,330	(4,687)	1,643
Patents/core technology rights/tradename	62,305	(54,166)	8,139	62,305	(49,178)	13,127

	$493,635	$(460,670)	$32,965	$493,635	$(437,610)	$56,025

The estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses as of March 31, 2009, is as follows (in thousands):

	Cost of	Operating
	Sales	Expenses	Total

Fiscal years ending March 31,
2010	$12,097	$4,018	$16,115
2011	10,500	4,018	14,518
2012	875	852	1,727
2013	—	250	250
2014	—	250	250
Thereafter	—	105	105

Total	$23,472	$9,493	$32,965

Other Assets:

	March 31,
	2009	2008
	(In thousands)

Non-current portion of prepaid expenses	$10,860	$4,251
Strategic investments	7,000	7,000
Other	2,463	2,532

	$20,323	$13,783

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other accrued liabilities:

	March 31,
	2009	2008
	(In thousands)

Restructuring liabilities	$4,142	$1,578
Executive deferred compensation	2,463	3,558
Product development cost	2,000	—
Employee related liabilities	1,896	2,475
Warranty	1,285	1,475
Professional fees	644	785
Current income taxes payable (receivable)	(232)	322
Other taxes	220	317
Other	3,048	4,145

	$15,466	$14,655

Interest income (expense), net and other-than-temporary impairment:

	Fiscal Years Ended March 31,
	2009	2008	2007
	(In thousands)

Interest income	$9,757	$11,482	$13,982
Net realized loss on short-term investments	(682)	(1,148)	(853)
Impairment of marketable securities	(17,144)	(1,682)	—
Interest expense	(4)	(17)	(4)

	$(8,073)	$8,635	$13,125

Other income, net:

	Fiscal Years Ended March 31,
	2009	2008	2007
	(In thousands)

Gain on strategic investments	$—	$4,649	$21
Impairment of strategic investment	—	(3,000)	—
Net (loss) gain on disposals of property	(51)	(21)	(61)
Net foreign currency gain (loss)	1	(51)	87
Other	542	367	203

	$492	$1,944	$250

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

	Fiscal Years Ended March 31,
	2009	2008	2007

Net loss	$(309,333)	$(115,121)	$(24,208)
Shares used in basic and diluted net loss per share computation:
Weighted average common shares outstanding	65,271	67,775	71,076

Shares used in basic and diluted net loss per share computation	65,271	67,775	71,076

Basic and diluted net loss per share:
Basic and diluted net loss per share	$(4.74)	$(1.70)	$(0.34)

Because the Company incurred losses in the fiscal years ended March 31, 2009, 2008 and 2007, the effect of dilutive securities (comprising options and restricted stock units) totaling 209,000, 237,000 and 350,000 equivalent shares, respectively, have been excluded from the loss per share computation as their impact would be anti-dilutive.

4.	Acquisitions

The Company completed one acquisition during the three fiscal years ended March 31, 2009 using the purchase method of accounting. The accompanying consolidated financial statements include the results of operations of such business acquired from the date of acquisition. Details of the acquired business are as follows:

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

During the fiscal year ended March 31, 2008, AMCC Canada received notification that its pre-acquisition SRED claim was settled by the Canadian tax authorities. As the settlement amount was $0.2 million in excess of the assessed value of the refund at the time of the acquisition, the Company has recorded the value of this incremental refund through a reduction to goodwill (not reflected in the table above).

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

As of March 31, 2009, there was no significant change to the initial estimated cost to complete the projects under development at the time of the acquisition.

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

Common Stock

At March 31, 2009 the Company had 375.0 million shares authorized for issuance and approximately 65.9 million shares issued and outstanding. At March 31, 2008, there were approximately 64.8 million shares issued and outstanding.

In March 2007, the Company’s stockholders approved a proposal that allowed the Board to implement a reverse stock split on the common stock using any one of three approved ratios: 1-for-2, 1-for-3 or 1-for-4. On December 10, 2007, the Board implemented a 1-for-4 reverse stock split. All the share numbers in these financial statements have been restated to reflect this reverse stock split.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board increased the stock repurchase program by

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$100.0 million. During the fiscal year ended March 31, 2009, no shares were repurchased on the open market. During the fiscal year ended March 31, 2008, the Company repurchased 5.0 million shares of its common stock for approximately $57.0 million on the open market. From the time the program was first implemented in August 2004, the Company repurchased on the open market a total of 8.9 million shares at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery to us. The Board has reinstated the stock repurchase program and the Company will begin to repurchase shares under the approved repurchase plan.

The Company also utilizes structured stock repurchase agreements to buy back shares which are prepaid written put options on its common stock. The Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of its common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of its common stock is above the pre-determined price, the Company will have its investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement inception. Any cash received, including the premium, is treated as an increase to additional paid in capital on the balance sheet in accordance with the guidance issued in EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.

During the fiscal year ended March 31, 2009, the Company did not enter into any structured stock repurchase agreements. During the fiscal year ended March 31, 2008, the Company received $21.1 million in cash and 2.1 million in shares of its common stock at an effective purchase price of $11.18 per share from open structured stock repurchase programs. At March 31, 2009, the Company had no structured stock repurchase agreements open. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $215.7 million. Upon settlement of these agreements during the fiscal year ended March 31, 2008, the Company received $136.6 million in cash and 7.8 million shares of its common stock at an effective purchase price of $10.16 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of March 31, 2009 (in thousands, except per share data):

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2007, the Company’s stockholders approved a stock option exchange program to permit eligible employees to exchange outstanding stock options with exercise prices equal to or greater than $19.60 per share for a reduced number of restricted stock units to be granted under the 2000 Equity Incentive Plan. In May 2007, options for approximately 2.0 million shares of common stock with a weighted average exercise price of $33.99 were exchanged for approximately 0.4 million restricted stock units which vest semi-annually over a two year period. The exchange was considered a modification under the revised SFAS No. 123, Share-Based Payment, (“SFAS 123(R)”), and the incremental expense associated with the modification, which was immaterial, was included in stock-based compensation expense for the three months ended June 30, 2007.

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

In connection with its annual review of officer compensation in April 2006, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. These options become exercisable only if the Company achieves specific revenue and non-GAAP pre-tax profit targets in any fiscal quarter before fiscal 2010. During the three months ended December 31, 2008, the Company determined these targets will not be achieved before fiscal 2010 and has therefore reversed the associated stock-based compensation expense of $1.3 million.

In connection with its annual review of officer compensation in April 2007, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. There were two types of performance options. The first type vests in 48 equal monthly installments beginning one month after the grant date; provided, however, if the Company achieved specific goals under its fiscal 2008 operating plan, the vesting of the option would have accelerated such that the option would have been fully exercisable at the end of two years instead of four years. The second type of performance options would have been exercisable only if the Company achieved certain rankings within a group of peer companies with respect to certain measures of performance by the end of fiscal 2008 as determined by the Compensation Committee. As a result of the Company’s performance during the fiscal 2008, the Compensation Committee determined the performance criteria for both types of performance options have not been achieved.

In connection with its annual review of officer compensation in May 2008, the Compensation Committee granted to each of the Company’s executive officers performance options that vest based on pre-determined Company goals. The performance options become exercisable only if the Company achieves certain rankings within a group of peer companies with respect to certain measures of performance by the end of fiscal 2009 as determined by the Compensation Committee. As a result of the Company’s performance during fiscal 2009, the Compensation Committee determined the performance criteria have not been achieved.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At March 31, 2009, 2008, and 2007 there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Fiscal Years Ended March 31,
	2009		2008		2007
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding at the beginning of the year	9,214	$17.57	12,486	$21.84	13,524	$23.28
Granted and assumed	2,410	6.21	1,544	11.12	1,754	12.36
Exercised	(53)	2.02	(205)	7.32	(366)	7.80
Forfeited	(3,648)	18.90	(4,611)	27.42	(2,426)	25.12

Outstanding at the end of the year	7,923	$13.60	9,214	$17.57	12,486	$21.84

Vested at the end of the year	5,042	$17.04	6,956	$19.39	9,894	$24.32

While the Company’s stock options outstanding at the end of the year have decreased since the fiscal year ended March 31, 2007, there has been a corresponding increase in the Company’s restricted stock units outstanding at the end of the year. See “Restricted Stock Units.”

The following is a further breakdown of the options outstanding at March 31, 2009 (options in thousands):

		Weighted
		Average
		Remaining	Weighted		Weighted
	Options	Contractual	Average	Options	Average
Range of Exercise Prices	Outstanding	Life	Exercise Price	Exercisable	Exercise Price

$ 0.52 - $ 7.60	1,630	7.13	$5.03	312	$4.02
7.61 - 11.44	1,684	6.45	8.58	578	9.63
11.45 - 12.84	1,774	4.76	12.37	1,459	12.36
12.85 - 15.40	1,651	4.73	14.23	1,541	14.23
15.41 - 300.13	1,184	3.03	33.47	1,152	33.96

$ 0.52 - $300.13	7,923	5.34	$13.60	5,042	$17.04

As of March 31, 2009, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $0.5 million and options outstanding was $0.5 million. The aggregate pre-tax intrinsic value of options exercised during the fiscal year ended March 31, 2009 was $0.3 million.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.

A summary of the Company’s restricted stock unit activity and related information in the three fiscal years ended March 31, 2009 is as follows (shares in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007

Outstanding at the beginning of the year	1,200	184	—
Awarded during the year	1,271	1,405	194
Vested during the year	(559)	(221)	(3)
Cancelled during the year	(445)	(168)	(7)

Outstanding at the end of the year	1,467	1,200	184

The weighted average grant-date fair value per share of restricted stock units awarded during the fiscal years ended March 31, 2009, 2008 and 2007 was $7.73, $10.61 and $13.76, respectively. The weighted average remaining contractual term for the restricted stock units outstanding as of March 31, 2009 was 2.2 years.

As of March 31, 2009, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $7.1 million and the aggregate pre-tax intrinsic value of restricted stock units released during the fiscal year ended March 31, 2009 was 3.4 million.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the fiscal year ended March 31, 2009 and 2008, approximately 0.5 million and 0.6 million shares were issued under this plan. There were no shares issued during the fiscal year ended March 31, 2007. At March 31, 2009, approximately 3.6 million shares had been issued under this plan and approximately 1.1 million shares were available for future issuance.

Common Shares Reserved for Future Issuance

At March 31, 2009, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Stock Options and Restricted Stock Units:
Granted and outstanding	7,923
Restricted Stock Units	1,467
Authorized for future grants	8,402
Stock purchase plan	1,142

18,934

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

Pre-tax income (loss) from continuing operations consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007

Pre-tax loss:
Domestic	$(265,348)	$(42,807)	$(24,829)
Foreign	304	1,375	1,534

Total pre-tax loss	$(265,044)	$(41,432)	$(23,295)

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007

Current:
Federal	$(375)	$—	$—
Foreign	311	(295)	261
State	75	111	72

Total current	11	(184)	333
Deferred:
Federal	(3,370)	3,370	—
State	(587)	587	—

Total deferred	(3,957)	3,957	—

	$(3,946)	$3,773	$333

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to income before income taxes as follows for continuing operations (in thousands):

	Fiscal Years Ended March 31,
	2009		2008		2007
	$	%	$	%	$	%

Tax at federal statutory rate	$(92,767)	35%	$(14,501)	35%	$(8,153)	35%
In-process research and development	—		—		5,152	(22)
Goodwill	57,807	(22)	27,693	(67)	—	—
Tax exempt interest	—	—	—	—	—	—
State taxes, net of federal benefit	(9,899)	4	(1,547)	4	(870)	4
Federal tax credits	(337)	—	—	—	(4,858)	21
State tax credits	(1,110)	—	—	—	(1,561)	7
Valuation allowance	39,532	(15)	(8,806)	21	9,797	(42)
Change in contingency reserve	123	—	(442)	—	—	—
Other	2,705	(1)	1,376	(2)	826	(4)

	$(3,946)	1%	$3,773	(9)%	$333	(1)%

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	March 31,
	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$267,340	$264,303
Research and development credit carryforwards	69,674	68,418
Inventory write-downs and other reserves	19,944	13,278
Capitalization of inventory and research and development costs	6,603	11,688
Goodwill	10,640	—
Intangible assets	54,485	26,705
Investment Impairment	6,641	—
Stock-based compensation	24,042	20,292
Other	2,559	4,491

Total deferred tax assets	461,928	409,175
Deferred tax liabilities:
Depreciation and amortization	(3,152)	(2,915)
Purchase accounting	(596)	(3,951)

Net deferred tax asset	458,180	402,309
Valuation allowance	(458,180)	(402,309)

	$—	$—

Deferred tax liability — goodwill amortization	—	(3,957)

	$—	$(3,957)

At March 31, 2009, the Company has federal and state research and development tax credit carryforwards of approximately $84.1 million and $49.8 million, respectively, which began to expire in fiscal 2009 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $977.0 million and $504.2 million, respectively, which will begin to expire in fiscal 2018 and fiscal 2013, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has completed a Section 382 analysis regarding the limitation of net operating loss and research and development tax credit carryforwards. There were no ownership changes identified. However, no 382 analysis was done with respect to the Company’s acquired net operating losses and research and development tax credit carryforwards. As a result, utilization of the portion of the Company’s net operating loss and tax credit carryforwards attributable to acquired entities may be restricted. The Company has removed the deferred tax assets for net operating losses of $101.2 million and research and development credits of $13.2 million from its deferred tax asset schedule and has recorded a corresponding decrease to its valuation allowance.

As a result of the adoption of SFAS 123(R), the Company recognizes tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award. At March 31, 2009, deferred tax assets do not include $6.2 million of excess tax benefits from stock-based compensation.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has established a valuation allowance against its net deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a full valuation allowance should be recorded in 2009, 2008 and 2007.

The tax benefits relating to any reversal of the valuation allowance on deferred tax assets at March 31, 2009 will be accounted for as follows: approximately $195.2 million will be recognized as a reduction of income tax expense and $263.0 million will be recognized as an increase in stockholders’ equity for certain tax deductions from employee stock options.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”), on April 1, 2007. The adoption of FIN 48 was not material to the financial statements due to a full valuation allowance against deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $37.4 million, including interest and penalties.

The following is a tabular reconciliation of the Unrecognized Tax Benefits activity during the fiscal year ended March 31, 2009 (in thousands):

Unrecognized Tax Benefits — Opening Balance	$36,852
Gross decreases — tax positions in prior period	—
Gross increase — current-period tax positions	1,728
Settlements	—
Lapse of statute of limitations	—

Unrecognized Tax Benefits — Ending Balance	$38,580

If recognized, approximately $0.6 million of the $38.6 million of unrecognized tax benefits would affect the Company’s effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. As of March 31, 2009, the Company has not recognized any accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions. The Company is currently under audit by the North Carolina Department of Revenue for fiscal years 2006 to 2008.

Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating loss and credit carryforwards. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for years before 2006.

The Company does not foresee significant changes to its unrecognized tax benefits within the next twelve months.

7.	Goodwill and Purchased Intangible Asset Impairments:

The Company performed the annual impairment assessments of the carrying value of the goodwill recorded in connection with various acquisitions as required under SFAS 142. In accordance with SFAS 142, the Company compared the carrying value of each of its reporting units that existed at those times to their estimated fair values. The Company identified it had three reporting units, Process and Transport, relating to continuing operations and Store relating to discontinued operations. The Company determined and identified those reporting units in accordance with SFAS 142.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the three months ended December 31, 2008, the Company assessed goodwill for impairment since it observed there were indicators of impairment. The notable indicators were a significant downward revision to its revenue forecasts, a sustained decline in the Company’s market capitalization below book value, depressed market conditions and industry trends. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. As a result of these market conditions, the Company’s planned product introductions were not expected to ramp as quickly as previously expected in fiscal 2008 or during fiscal 2009, causing its near-term and longer-term revenue forecasts to decrease and it will take some time to ramp back up to its previous levels. Additionally, the deterioration of market values has had an unfavorable impact on its valuations which are part of the goodwill impairment tests. As required by SFAS 144, the Company verified its long-lived assets were not impaired as of the time of the goodwill impairment.

The projected discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. These forecasts represented the best estimate that the Company’s management had at the time and believed at that time to be reasonable. However, actual results could differ from these forecasts, which may have resulted in a lower impairment of goodwill. The compound annual sales growth rates ranged from 9% to 13% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. The discount rate is based on an analysis of the weighted average cost of capital of comparative companies. Upon completion of the impairment test for the three months ended December 31, 2008, we determined that additional impairment analysis was required by SFAS 142 because the estimated carrying value of each of the three reporting units exceeded its estimated fair value. The second step of the goodwill impairment test compared each of the implied fair values of the reporting unit’s goodwill with its carrying amount of that goodwill. If the carrying amount of each reporting unit’s goodwill exceeded the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to the individual fair values of all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. Any variance in the assumptions used to value the unrecognized intangible assets could have had a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, the Company recorded an impairment charge of $223.0 million for the three months ended December 31, 2008 to continuing operations. The reporting units impaired were Process and Transport in the amounts of $101.5 million and $121.5 million, respectively. In addition, an impairment charge of $41.1 million for the Store reporting unit was charged to discontinued operations.

For fiscal 2008, the discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 10% to 15% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% to 17% and terminal growth rates of 4%. Upon completion of the annual impairment test for fiscal 2008, the Company determined that there was an indicator of impairment because the estimated carrying value of one of the three reporting units exceeded its fair value. As a result, the Company performed additional impairment analyses as required by SFAS 142. Any variance in the assumptions used to value the unrecognized intangible assets could have a significant impact on the estimated fair value of the unrecognized intangible assets and consequently the amount of identified goodwill impairment. As a result of the additional analyses performed, the Company recorded an impairment charge of $71.5 million for its Store unit in the fiscal year ended March 31, 2008, which has been reclassified to discontinued operations. The general market conditions were depressed and accordingly the planned product introductions are now not expected to ramp as quickly as previously expected, causing the near-term and longer-term revenue forecasts to be lower. These forecasts represent

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the best estimate that the Company’s management has at this time and believes at this time to be reasonable. However, actual results could differ from these forecasts, which may result in a further impairment of goodwill.

For fiscal 2007, the discounted cash flows for each reporting unit were based on discrete ten-year financial forecasts developed by management for planning purposes. Cash flows beyond the discrete forecasts were estimated using terminal value calculations. The sales compound annual growth rates ranged from 13% to 20% for the reporting units during the discrete forecast period and the future cash flows were discounted to present value using a discount rate of 16% and terminal growth rates of 4%. The Company did not recognize any goodwill impairment as a result of performing this annual test. A variance in the discount rate or the estimated revenue growth rate could have a significant impact on the estimated fair value of the reporting unit and consequently the amount of identified goodwill impairment.

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

			Property and
		Facilities	Equipment
		Consolidation and	Impairments
	Workforce	Operating Lease	and Contract
	Reduction	Commitments	Cancellations	Total

Liability, March 31, 2007	$350	$—	$—	$350
Charged to continuing operations	1,966	853	316	3,135
Charged to discontinued operations	27	—	—	27
Cash payments	(1,441)	—	—	(1,441)
Noncash charges	—	—	(316)	(316)
Reductions to estimated liability	(177)	—	—	(177)

Liability, March 31, 2008	725	853	—	1,578
Charged to continuing operations	5,850	792	2,359	9,001
Charged to discontinued operations	126	—	—	126
Cash payments	(3,745)	(451)	—	(4,196)
Noncash charges	(1,130)	—	(859)	(1,989)
Reductions to estimated liability	(258)	(120)	—	(378)

Liability, March 31, 2009	$1,568	$1,074	$1,500	$4,142

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides detailed activity related to the restructuring programs as of March 31, 2009 (in thousands):

			Property and
		Facilities	Equipment
		Consolidation and	Impairments
	Workforce	Operating Lease	and Contract
	Reduction	Commitments	Cancellations	Total

March 2006 Restructuring Program
Liability, March 31, 2007	$300	$—	$—	$300
Cash payments	(155)	—	—	(155)
Reductions to estimated liability	(145)	—	—	(145)

Liability, March 31, 2008	$—	$—	$—	$—

June 2006 Restructuring Program
Liability, March 31, 2007	$50	$—	$—	$50
Cash payments	(18)	—	—	(18)
Reductions to estimated liability	(32)	—	—	(32)

Liability, June 30, 2007	$—	$—	$—	$—

July 2007 Restructuring Program
Charged to continuing operations	$733	$—	$—	$733
Cash payments	(709)	—	—	(709)

Liability, March 31, 2008	$24	$—	$—	$24

Reductions to estimated liability	(24)	—	—	(24)

Liability, June 30, 2008	$—	$—	$—	$—

September 2007 Restructuring Program
Charged to continuing operations	$812	$—	$—	$812
Cash payments	(459)	—	—	(459)

Liability, March 31, 2008	$353	$—	$—	$353

Cash payments	(157)	—	—	(157)
Reductions to estimated liability	(196)	—	—	(196)

Liability, September 30, 2008	$—	$—	$—	$—

March 2008 Restructuring Program
Charged to continuing operations	$421	$853	$316	$1,590
Charged to discontinued operations	27	—	—	27
Cash payments	(100)	—	—	(100)
Noncash charge	—	—	(316)	(316)

Liability, March 31, 2008	$348	$853	$—	$1,201

Cash payments	(310)	(451)	—	(761)
Reductions to estimated liability	(38)	(120)	—	(158)

Liability, March 31, 2009	$—	$282	$—	$282

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

			Property and
		Facilities	Equipment
		Consolidation and	Impairments
	Workforce	Operating Lease	and Contract
	Reduction	Commitments	Cancellations	Total

September 2008 Restructuring Program
Charged to continuing operations	$1,163	$—	$—	$1,163
Charged to discontinued operations	126	—	—	126
Cash payments	(1,138)	—	—	(1,138)
Noncash charge	(57)	—	—	(57)

Liability, March 31, 2009	$94	$—	$—	$94

February 2009 Restructuring Program
Charged to continuing operations	$4,687	$792	$2,359	$7,838
Cash payments	(2,140)	—	—	(2,140)
Noncash charge	(1,073)	—	(859)	(1,932)

Liability, March 31, 2009	$1,474	$792	$1,500	$3,766

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2008, the Company implemented another restructuring program. The March 2008 restructuring program was implemented to reduce job redundancies. The restructuring program consisted of the elimination of 20 positions. As a result of the March 2008 restructuring program, the Company recorded a net charge of $1.6 million, consisting of $0.4 million for employee severances, $0.9 million for operating lease impairment and $0.3 million for an asset impairment. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program and recorded a reversal for part of its liabilities which was no longer required through restructuring expense.

In September 2008, the Company implemented another restructuring program which was put into effect during the months of September and October 2008. The September 2008 restructuring program was implemented to realign and focus the Company’s resources on its core competencies. The restructuring program consisted of the elimination of 30 positions. As a result of the September 2008 restructuring program, the Company recorded a net charge of $1.2 million to continuing operations and $0.1 million to discontinued operations. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program.

In February 2009, the Company implemented another restructuring program. The February 2009 restructuring program was implemented to reduce its expenses and excess capacity in response to the worsening economic conditions. The restructuring program consisted of the elimination of approximately 100 positions. As a result of the February 2009 restructuring program, the Company recorded a net charge of $7.8 million, consisting of $4.7 million for employee severances, $0.8 million for operating lease impairment, $1.5 million in contract cancellation charges for a cancelled project and $0.8 million for an asset impairment. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program.

9.	Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through fiscal 2012. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also leases certain engineering design software tools under non-cancelable operating leases expiring through fiscal 2012. Other purchase commitments relate primarily to non-cancelable inventory purchase commitments.

The following table summarizes the Company’s contractual operating leases and other purchase commitments as of March 31, 2009 (in thousands):

		Other
	Operating	Purchase
	Leases	Commitments	Total

Fiscal Years Ending March 31, 2010	$14,879	$12,796	$27,675
2011	1,920	—	1,920
2012	26	—	26
2013 and thereafter	—	—	—

Total minimum payments	$16,825	$12,796	$29,621

The Company did not have any off balance sheet arrangements at March 31, 2009.

Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 2009, 2008, and 2007 was $3.1 million, $2.9 million, and $2.6 million, respectively.

10.	Employee Retirement Plan

Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guidelines. The Company may contribute such amounts as determined by the Board. Employer contributions vest to participants at a rate of 33% per year of service. The total contributions under the plan charged to operations totaled $0.7 million, $1.0 million, and $1.0 million for the years ended March 31, 2009, 2008 and 2007, respectively.

11.	Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that was equal to or greater than 10% of total net revenues in any of the three years ended March 31, 2009 were as follows:

	2009	2008	2007

Avnet (distributor)	25%	26%	27%
Hon Hai (sub-contract manufacturer)	*	10%	*

*	Less than 10% of total net revenues for period indicated.

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2009	2008	2007

United States of America	$63,619	$54,842	$95,039
Other North America	16,678	23,443	24,113
Europe	34,108	28,154	35,923
Asia	98,777	86,609	86,342
Other	1,034	1,067	1,061

	$214,216	$194,115	$242,478

As of March 31, 2009 and 2008, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were not material.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company acquired Quake Technologies, Inc. (“Quake”) in August 2006. On or about November 20, 2002, Spirent Communications of Ottawa Limited (“Spirent”) filed suit in the Ontario (Canada) Superior Court of Justice against Quake. Spirent’s claim, as submitted at trial, was for approximately $1,100,000, representing rent allegedly owed by Quake pursuant to an offer to sublease. Quake defended that lawsuit and asserted a Counterclaim by way of a Statement of Defence and Counterclaim that was filed on or about December 20, 2002. The trial took place in 2005 and 2006. Quake was successful at trial, obtaining a dismissal of Spirent’s claim against it, judgment against Spirent on its Counterclaim, and an award of legal costs. Spirent filed a Notice of Appeal on July 27, 2006, appealing the trial Decision to the Court of Appeal for Ontario. Spirent’s appeal was heard by the Court of Appeal on November 21, 2007, and the Decision of the Court of Appeal was received on February 12, 2008, allowing Spirent’s appeal. On appeal, Spirent was granted judgment against Quake in the amount of $1,096,793, plus legal costs. In April 2008, Quake filed an Application for Leave to Appeal with the Supreme Court of Canada, pursuant to Quake’s effort to appeal the Decision of the Court of Appeal for Ontario to the Supreme Court of Canada. The Application for Leave to Appeal was dismissed by the Supreme Court of Canada on July 17, 2008. No further rights of appeal are available to Quake. Accordingly, in July and October 2008, Quake made payments to Spirent in the total amount of $1,488,420 on account of all amounts owing by Quake to Spirent on October 14, 2008. A deposit that was paid by Quake to a real estate broker in trust in or about October 2000, pursuant to the offer to sublease, was returned to Quake, with interest, in the amount of $152,752. All amounts identified above in this paragraph are in Canadian Dollars and the case closed.

Various current and former directors and officers of the Company were named as defendants in two consolidated stockholder derivative actions filed in the United States District Court for the Northern District of California, captioned In re Applied Micro Circuits Derivative Litigation (N.D. Cal.) (the “Federal Action”); and four substantially similar consolidated stockholder derivative actions filed in the Superior Court of the State of California in the County of Santa Clara, captioned In re Applied Micro Circuits Corporation Shareholder Derivative Litigation (the “State Action”). Plaintiffs in the Federal and State Actions alleged that the defendant directors and officers backdated stock option grants during the period from 1997 through 2005. Both actions asserted claims for breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, imposition of a constructive trust over the option contracts, and violations of Section 25402 of the California Corporations Code. The Federal Action also alleged that the defendants violated Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, and Section 20(a) of the Exchange Act. Both actions sought to recover unspecified monetary damages against the individual defendants on behalf of the Company, restitution, rescission of the option contracts, disgorgement of profits and benefits, equitable relief and attorneys’ fees and costs. The Company was named as a nominal defendant in both the Federal and State Actions; thus no recovery against the Company was sought. The parties in the Federal Action reached an agreement in principle to settle the Federal Action on December 17, 2007. The settlement involved certain corporate governance changes and a fee award of $905,000 to be paid to counsel for the plaintiffs in the Federal Action, which the Company has recorded in its statements of operations. The settlement also included a release of all derivative claims asserted in both the Federal and State Actions. The former plaintiffs in the State Action and their counsel refused to participate in the proposed settlement and instead objected to the proposed settlement and demanded that the Company withdraw from it. On February 27, 2008, the Court granted preliminary approval to the settlement. After the Court granted preliminary approval, notice of the proposed settlement and final settlement hearing was provided to the Company’s stockholders, including the plaintiffs and their counsel in the State Action, and notice was provided of the settlement and

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a final settlement hearing. Five purported stockholders represented by the same law firm that was lead counsel in the State Action filed objections to the proposed settlement before the final settlement hearing. Oral argument on a motion to approve the settlement took place on May 5, 2008. On May 8, 2008, the Court granted the motion and gave its final approval to the proposed settlement, rejected the objections of the five purported stockholders to the settlement, and approved the plaintiff’s request for attorney’s fees, which subsequently has been paid. The deadline to file any appeal to the Court’s May 8 settlement order and final judgment was June 9, 2008, and no appeal has been filed. Hearings on the motion to dismiss, or in the alternative stay, the State Action took place on March 2 and June 22, 2007. The Court in the State Action had not formally ruled on the motion to dismiss, or in the alternative stay when, on December 21, 2007, the Company filed a demurrer to the operative complaint in the State Action challenging the plaintiffs’ standing to maintain the action on behalf of the Company. The hearing on that demurrer was scheduled to take place in February 2008, but plaintiffs elected not to oppose the demurrer and instead elected to file an amended complaint on February 13, 2008. On February 15, 2008, the plaintiffs in the operative State Action filed a Request for Dismissal of the State Action without prejudice. The Court has approved of the Request for Dismissal and the case is closed.

On June 5, 2007, two former officers of the Company were named as defendants in another derivative action filed in the United States District Court for the Northern District of California, captioned Segen v. Rickey, et al., No. C 07 2917 (“Section 16b Action”). The plaintiff in the Section 16b Action alleged that these two former officers violated Section 16b of the Securities Exchange Act of 1934, as amended, and Rule 16b-3 promulgated thereunder through the receipt of option grants and stock sales from 1999 through 2001 which plaintiff alleged constituted short-swing trading transactions. The Section 16b Action sought disgorgement of profits and benefits from these individual defendants, and attorneys’ fees and costs. The Company was named as a nominal defendant in the Section 16b Action, and thus no recovery against the Company was sought. The Company and the individual defendants moved to dismiss the complaint. On February 29, 2008, the Court granted the motions to dismiss without leave to amend and entered judgment in favor of the defendants. Plaintiff appealed the judgment but before the parties had begun briefing, Plaintiff agreed to dismiss the appeal. On August 29, 2008, the Court of Appeals dismissed the appeal with prejudice pursuant to a stipulation of the parties and the case is closed.

13.	Subsequent Events

Sale of the 3ware Storage Adapter Business to LSI Corporation

On April 5, 2009, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with LSI Corporation (“LSI”). Under the Purchase Agreement, the Company agreed to sell to LSI substantially all of the operating assets (other than patents) primarily used or held for use in its 3ware storage adapter business (the “Storage Business”) but retaining certain assets, including patents, cash, accounts receivable and accounts payable, even if related to the Storage Business (the “Transaction”). The assets sold included customer contracts, inventory, fixed assets, certain intellectual property and other assets, as well as rights to the name “3ware.”

The Company completed the Transaction on April 21, 2009. The purchase price for the Transaction was approximately $20 million, subject to adjustments based on levels of inventory and products in the channel at the closing of the Transaction.

As part of the Transaction, the Company entered into an intellectual property agreement, a transition services agreement and a master procurement agreement with LSI.

The Company has reclassified the financial results of the 3ware storage adapter business as discontinued operations for all periods presented.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents the unaudited statements of operations for the 3ware storage adapter business for the three fiscal years ended March 31, 2009:

3WARE STORAGE ADAPTER BUSINESS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2009	2008	2007
	(In thousands, except per share data)

Net revenues	$39,849	$52,031	$50,374
Cost of revenues	24,437	27,912	24,920

Gross profit	15,412	24,119	25,454
Operating expenses:
Research and development	11,470	11,433	15,152
Selling, general and administrative	9,561	9,870	9,553
Amortization of purchased intangible assets	1,260	1,260	1,260
Restructuring charges, net	126	27	—
Goodwill impairment charges	41,158	71,494	—

Total operating expenses	63,575	94,084	25,965

Loss from discontinued operations before income taxes	(48,163)	(69,965)	(511)
Income tax expense (benefit)	72	(49)	69

Net loss from discontinued operations	$(48,235)	$(69,916)	$(580)

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Quarterly Financial Information (unaudited)

The following table sets forth unaudited consolidated statements of operations data for each of the Company’s last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual consolidated financial statements. In the Company’s opinion, this quarterly information reflects all adjustments necessary for a fair presentation of the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year 2009				Fiscal Year 2008
	Q1(1)	Q2(2)	Q3(3)	Q4(4)	Q1(5)	Q2(6)	Q3(7)	Q4(8)
	(In thousands, except per share data)

Net revenues	$61,199	$64,290	$47,726	$41,001	$36,931	$45,940	$52,687	$58,557
Cost of revenues	28,426	28,576	22,226	21,842	19,808	23,689	26,385	28,874

Gross profit	32,773	35,714	25,500	19,159	17,123	22,251	26,302	29,683
Total operating expenses	35,395	36,281	254,862	44,071	37,381	37,788	34,208	37,993

Operating loss	(2,622)	(567)	(229,362)	(24,912)	(20,258)	(15,537)	(7,906)	(8,310)
Interest and other income	(1,327)	(550)	(7,397)	1,693	3,076	6,906	2,148	(1,551)

Loss from continuing operations before income taxes	(3,949)	(1,117)	(236,759)	(23,219)	(17,182)	(8,631)	(5,758)	(9,861)
Income tax expense (benefit)	502	403	(4,396)	(455)	(14)	(323)	(25)	4,135

Loss from continuing operations	(4,451)	(1,520)	(232,363)	(22,764)	(17,168)	(8,308)	(5,733)	(13,996)
Income (loss) from discontinued operations	(723)	(793)	(42,097)	(4,622)	748	256	1,393	(72,313)

Net loss	$(5,174)	$(2,313)	$(274,460)	$(27,386)	$(16,420)	$(8,052)	$(4,340)	$(86,309)

Basic and diluted net (loss) per Share from continuing operations	$(0.07)	$(0.03)	$(3.55)	$(0.35)	$(0.24)	$(0.12)	$(0.09)	$(0.22)
Basic and diluted net income (loss) per share from discontinued operations	(0.01)	(0.01)	(0.65)	(0.07)	0.01	0.00	0.03	(1.11)

Basic and diluted net (loss) per share	$(0.08)	$(0.04)	$(4.20)	$(0.42)	$(0.23)	$(0.12)	$(0.06)	$(1.33)

Shares used in calculating basic and diluted net (loss) per share	64,864	65,150	65,366	65,703	70,414	68,783	67,015	64,886

(1)	The consolidated operating results for the first quarter of fiscal 2009 included a $3.4 million impairment of marketable securities.

(2)	The consolidated operating results for the second quarter of fiscal 2009 included a $3.4 million impairment of marketable securities.

(3)	The consolidated operating results for the third quarter of fiscal 2009 included a $223.0 million goodwill impairment charge, $1.0 million restructuring charge, $10.1 million impairment of marketable securities and $4.4 million reversal of deferred tax liabilities as a result of the goodwill impairment, for financial reporting purposes, on tax deductible goodwill which had only been amortized for tax purposes in connection with the acquisition of assets and licensed intellectual property related to IBM’s Power PRS Switch Fabric line which we acquired in September 2003. Discontinued operations for the third quarter of fiscal 2009 included a $41.1 million goodwill impairment charge and $0.1 million restructuring charge.

(4)	The consolidated operating results for the fourth quarter of fiscal 2009 included a $7.7 million restructuring charge, $3.5 million in development costs of a new processor core and $0.2 million impairment of marketable securities.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(5)	Revenues were $36.9 million and basic and diluted net loss per share was $0.23.

(6)	The consolidated operating results for the second quarter of fiscal 2008 included a $1.4 million restructuring charge and $4.7 million gain on the sale of a strategic investment.

(7)	The consolidated operating results for the third quarter of fiscal 2008 included a $1.0 million recovery from the Company’s insurance provider for its option related expenses and $0.8 million impairment of marketable securities.

(8)	The consolidated operating results for the fourth quarter of fiscal 2008 included a $1.5 million restructuring charge, $1.1 million litigation settlement charge, $1.4 million for option investigation related expenses for the settlement of a derivative action, $3.0 million impairment of a strategic investment, $0.8 million impairment of marketable securities and $3.9 million amortization of tax deductible goodwill from an acquisition of IBM’s Power PRS Switch Fabric line in September 2003. Discontinued operations for the fourth quarter of fiscal 2008 included a $71.5 million goodwill impairment charge.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at	Charged (Credited)	Charged to		Balance at
	Beginning of	to Costs and	Other		End of
Description	Period	Expenses	Accounts	Deductions	Period
	(In thousands)

Year ended March 31, 2009:
Allowance for doubtful accounts	$1,313	$(68)	$—	$94	$1,151

Year ended March 31, 2008:
Allowance for doubtful accounts	$1,558	$—	$—	$245	$1,313

Year ended March 31, 2007:
Allowance for doubtful accounts	$1,354	$—	$204	$—	$1,558

Exhibit Index

Exhibit
Number		Description

3	.1(1)	Amended and Restated Certificate of Incorporation of the Company.
3	.2(2)	Amended and Restated Bylaws of the Company.
3	.3(17)	Certificate of Amendment of Amended and Restated certificate of Incorporation of the Company.
4	.1(3)	Specimen Stock Certificate.
10	.1(3)	Form of Indemnification Agreement between the Company and each of its officers and directors.
10	.2(16)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.
10	.3(16)*	Form of Option Agreement under the 1992 Equity Incentive Plan.
10	.4(16)*	1992 Equity Incentive Plan.
10	.5(11)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.
10	.6(3)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.
10	.24(5)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.
10	.30(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated February 17, 1999.
10	.32(9)	Amendment No. 1 to Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated November 30, 1999.
10	.33(4)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.
10	.34(16)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.
10	.35(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.
10	.38(4)*	AMCC Deferred Compensation Plan.
10	.42(10)+	Patent License Agreement between the Company and IBM dated September 28, 2003.
10	.43(10)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.
10	.47(12)*	Offer of Employment dated February 22, 2005 by and between the Company and Kambiz Hooshmand.
10	.52(13)*	Amendment to Offer of Employment dated February 8, 2006 by and between the Company and Kambiz Hooshmand.
10	.53(14)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.
10	.54(14)*	Offer of Employment dated April 27, 2005, by and between the Company and Daryn Lau.
10	.57(16)*	Employment and Non-Solicitation Agreement dated March 17, 2004 by and between the Company and Barbara Murphy.
10	.58(15)*	Executive Severance Benefit Plan dated September 19, 2007.
10	.59(18)*	Severance and Consulting Agreement dated February 1, 2008 by and between the Company and Robert Bagheri.
10	.60(19)+	Qualcomm Patent Purchase Agreement dated July 11, 2008.
10	.61(19)+	Qualcomm Patent Purchase Amendment dated July 11, 2008.
10.62		LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.
11	.1(8)	Computation of Per Share Data under SFAS 128.
21.1		Subsidiaries of the Registrant.
23.1		Consent of Independent Registered Public Accounting Firm.
24.1		Power of Attorney (see page 64).
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.

+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2002.

(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2001.

(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 1999.

(7)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2000.

(8)	The Computation of Per Share Data under SFAS 128 is included in the Notes to the Consolidated Financial Statements included in this Report.

(9)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2000.

(10)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2003.

(11)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to its non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.

(12)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2005.

(13)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed March 3, 2006.

(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2006.

(15)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed September 24, 2007

(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

(17)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed December 11, 2007.

(18)	Incorporated by reference to Exhibit 99.1 file with the Company’s Current Report on Form 8-K filed February 7, 2008.

(19)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.