Form 10-Q
period 2009-06-30
APPLIED MICRO CIRCUITS CORP
filed 2009-08-03
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, 66,253,094 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2009	March 31, 2009
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$111,943	$99,337
Short-term investments available-for-sale	88,432	84,672
Accounts receivable, net	15,203	17,537
Inventories	22,224	26,598
Other current assets	7,594	8,871
Assets of discontinued operations	—	8,558

Total current assets	245,396	245,573
Property and equipment, net	26,216	25,749
Purchased intangibles, net	28,377	32,965
Other assets	21,378	20,323

Total assets	$321,367	$324,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,525	$16,715
Accrued payroll and related expenses	4,914	5,875
Other accrued liabilities	10,735	15,466
Deferred revenue	1,313	2,584

Total current liabilities	33,487	40,640
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at June 30, 2009 and March 31, 2009
Issued and outstanding shares — 66,253 at June 30, 2009 and 65,874 at March 31, 2009	663	659
Additional paid-in capital	5,905,141	5,910,493
Accumulated other comprehensive loss	(1,047)	(6,273)
Accumulated deficit	(5,616,877)	(5,620,909)

Total stockholders’ equity	287,880	283,970

Total liabilities and stockholders’ equity	$321,367	$324,610

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2009	2008
Net revenues	$45,052	$61,199
Cost of revenues	22,175	28,426

Gross profit	22,877	32,773
Operating expenses:
Research and development	19,414	20,450
Selling, general and administrative	10,519	13,851
Amortization of purchased intangible assets	1,005	1,005
Restructuring charges (recoveries), net	(154)	(258)
Option investigation, net	—	347

Total operating expenses	30,784	35,395

Operating loss	(7,907)	(2,622)
Interest income (expense) and other-than-temporary impairment, net	1,372	(1,402)
Other income, net	217	75

Loss from continuing operations before income taxes	(6,318)	(3,949)
Income tax expense (benefit)	(3,519)	502

Loss from continuing operations	(2,799)	(4,451)
Income (loss) from discontinued operations and gain on sale of Storage Business, net of taxes	5,697	(723)

Net income (loss)	$2,898	$(5,174)

Basic income (loss) per share:
Loss per share from continuing operations	$(0.04)	$(0.07)
Income (loss) per share from discontinued operations	0.08	(0.01)

Net income (loss) per share	$0.04	$(0.08)

Shares used in calculating basic income (loss) per share	66,070	64,864

Diluted income (loss) per share:
Loss per share from continuing operations	$(0.04)	$(0.07)
Income (loss) per share from discontinued operations	0.08	(0.01)

Net income (loss) per share	$0.04	$(0.08)

Shares used in calculating diluted income (loss) per share	66,733	64,864

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2009	2008
Operating activities:
Net income (loss)	$2,898	$(5,174)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	1,558	1,742
Amortization of purchased intangibles	4,588	5,901
Stock-based compensation expense:
Stock options	1,037	2,110
Restricted stock units	1,578	1,098
Other-than-temporary impairment of marketable securities	175	3,393
Net loss on disposals of property	24	29
Net gain on sale of storage business unit	(10,654)	—
Changes in operating assets and liabilities:
Accounts receivable	2,334	(633)
Inventories	3,917	4,038
Other assets	184	634
Accounts payable	(1,305)	(1,152)
Accrued payroll and other accrued liabilities	(5,715)	(1,475)
Deferred tax liability	—	220
Deferred revenue	(1,271)	349

Net cash provided by (used for) operating activities	(652)	11,080

Investing activities:
Proceeds from sales and maturities of short-term investments	264,116	138,248
Purchases of short-term investments	(261,595)	(135,162)
Purchase of property, equipment and other assets	(2,014)	(3,502)
Proceeds from sale of storage business unit	20,815	—

Net cash provided by (used for) investing activities	21,322	(416)

Financing activities:
Net proceeds from issuance of common stock	352	78
Funding of structured stock repurchase agreements	(11,797)	—
Funds received from structured stock repurchase agreements	3,962	—
Other	(581)	(109)

Net cash used for financing activities	(8,064)	(31)

Net increase in cash and cash equivalents	12,606	10,633
Cash and cash equivalents at the beginning of the period	99,337	42,689

Cash and cash equivalents at the end of the period	$111,943	$53,322

Supplementary cash flow disclosures:
Cash paid for:
Interest	$—	$2

Income taxes	122	59

Unrealized gains (losses) on available-for-sale securities	5,322	(632)

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AppliedMicro” or the “Company”) and its wholly-owned subsidiaries and entities which are variable interest entities of which the Company is the primary beneficiary under FASB Interpretation No. 46R (“FIN 46R”), Consolidation of Variable Interest Entities. FIN 46R requires a variable interest entity (“VIE”) to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its strategic alliances for potential classification as variable interest entities by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses and the Company’s share of respective expected losses. We determined that the Company is the primary beneficiary of one variable interest entity and has included the accounts of this entity in the consolidated financial statements (see Note 11). All significant intercompany balances and transactions have been eliminated in consolidation.

Certain amounts in the consolidated financial statements have been reclassified to conform to the current year presentation. As described in Note 13 of the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009, the Company has classified the financial results of its 3ware storage adapter business as discontinued operations for all periods presented due to the sale of its 3ware storage adapter business to LSI Corporation on April 21, 2009. The assets sold to LSI Corporation were classified as assets of discontinued operations on the balance sheet at March 31, 2009. These notes to the Company’s condensed consolidated financial statements relate to continuing operations only, unless otherwise indicated.

In preparing the financial statements, we have evaluated subsequent events, as defined by Statement of Financial Accounting Standards (SFAS) No. 165, Subsequent Events, through July 31, 2009, which is the date that the financial statements were issued.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to inventory valuation, warranty liabilities and revenue reserves, which affects its cost of sales and gross margin; allowance for doubtful accounts, which affects its operating expenses; the unrealized losses on its short-term and long-term marketable securities, which affects its interest income (expense), net; the valuation of purchased intangibles, which affects its amortization and impairments of purchased intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects its operating expenses; the valuation of deferred income taxes, which affects its income tax expense (benefit); and stock-based compensation, which affects its gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In April 2009, the FASB issued FSP 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1/APB 28-1”). FSP 107-1/APB 28-1 amends the requirements in FASB 107, Disclosure about Fair Value of Financial Instruments, to require disclosure about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. This FSP also amends APB Opinion 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. The Company will disclose the fair value of financial instruments under FSP 107-1/APB 28-1 if they are not already carried fair value.

In May 2009, the FASB issued FAS 165, Subsequent Events (“FAS 165”). FAS 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth:

1.	The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements;

2.	The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and

3.	The disclosures that an entity should make about events or transactions that occurred after the balance sheet date.

FAS 165 is effective for periods ending after June 15, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. FSP 157-4 is effective for periods ending after June 15, 2009 and its adoption did not have a material impact on the Company’s consolidated financial statements or the fair value of its financial assets.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP 115-2/124-2”). FSP 115-2/124-2 amends the requirements for the recognition and measurement of other-than-temporary impairments for debt securities by modifying the pre-existing “intent and ability” indicator. Under FSP 115-2/124-2, an other-than-temporary impairment is triggered when there is an intent to sell the security, it is more likely than not that the security will be required to be sold before recovery, or the security is not expected to recover the entire amortized cost basis of the security. Additionally, FSP 115-2/124-2 changes the presentation of an other-than-temporary impairment in the income statement for those impairments involving credit losses. The credit loss component will be recognized in earnings and the remainder of the impairment will be recorded in other comprehensive income. FSP 115-2/124-2 is effective for periods ending after June 15, 2009 and the Company recorded a $1.1 million reclassification of prior other-than-temporary impairment charges from retained earnings to other comprehensive income as the impairment losses were determined to be non-credit related.

In November 2008, the FASB issued EITF Issue No. 08-06, Equity Method Investment Accounting Considerations (“EITF 08-06”). EITF 08-06 addresses questions that have arisen about the application of the equity method of accounting for investments after the effective date of both FAS 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements. EITF 08-06 is effective for fiscal years beginning on or after December 15, 2008. The adoption of EITF 08-06 did not have a material impact on the Company’s results of operations and financial position.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	June 30, 2009	March 31, 2009
	(In thousands)
Accounts receivable	$16,185	$18,688
Less: allowance for bad debts	(982)	(1,151)

	$15,203	$17,537

Inventories:

	June 30, 2009	March 31, 2009
	(In thousands)
Finished goods	$16,196	$20,170
Work in process	3,911	5,324
Raw materials	2,117	1,104

	$22,224	$26,598

Other current assets:

	June 30, 2009	March 31, 2009
	(In thousands)
Prepaid expenses	$6,057	$7,434
Deposits	678	634
LSI transition services receivable, net	354	—
Other	505	803

	$7,594	$8,871

Property and equipment:

	Useful Life	June 30, 2009	March 31, 2009
	(In years)	(In thousands)
Machinery and equipment	5-7	$33,301	$34,546
Leasehold improvements	1-15	9,582	9,375
Computers, office furniture and equipment	3-7	49,643	51,843
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		105,082	108,320
Less: accumulated depreciation and amortization		(78,866)	(82,571)

		$26,216	$25,749

Purchased intangibles (in thousands):

	June 30, 2009			March 31, 2009
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Developed technology	$425,000	$(405,111)	$19,889	$425,000	$(401,528)	$23,472
Customer relationships	6,330	(5,038)	1,292	6,330	(4,976)	1,354
Patents/core technology rights/tradenames	62,305	(55,109)	7,196	62,305	(54,166)	8,139

	$493,635	$(465,258)	$28,377	$493,635	$(460,670)	$32,965

As of June 30, 2009, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal years ending March 31,
2010 (remaining)	$8,514	$3,013	$11,527
2011	10,500	4,018	14,518
2012	875	852	1,727
2013	—	250	250
2014	—	250	250
Thereafter	—	105	105

Total	$19,889	$8,488	$28,377

Other assets:

	June 30, 2009	March 31, 2009
	(In thousands)
Non-current portion of prepaid expenses	$10,467	$10,860
Strategic investments	7,000	7,000
Other	3,911	2,463

	$21,378	$20,323

Strategic Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred.

Short-term investments:

The following is a summary of available-for-sale investments, at fair value:

	June 30, 2009	March 31, 2009
	(In thousands)
Cash	$16,268	$8,047
Cash equivalents	95,675	91,290
U.S. Treasury securities and agency bonds	1,234	1,245
Corporate bonds	4,513	4,319
Mortgage-backed and asset-backed securities*	20,217	21,396
Closed-end bond funds	46,823	41,970
Preferred stock and options	15,645	15,742

	$200,375	$184,009

Reported as:
Cash and cash equivalents	$111,943	$99,337
Short-term investments available-for-sale	88,432	84,672

	$200,375	$184,009

*	At June 30, 2009 and March 31, 2009 approximately $15.6 million and $16.6 million of the amounts presented were mortgage-backed securities, respectively.

At June 30, 2009, the cost and estimated fair values of available-for-sale securities with stated maturities are U.S. Treasury securities and agency bonds, corporate bonds, mortgage-backed, asset-backed securities and options, by contractual maturity are as follows (in thousands):

	Cost	Fair Value
Less than 1 year	$113	$34
Mature in 1–2 years	247	242
Mature in 3–5 years	9,014	8,989
Mature after 5 years	16,466	16,938

	$25,840	$26,203

The following is a summary of gross unrealized losses as of June 30, 2009 (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$34	$79	$—	$—	$34	$79
Corporate bonds	1,200	89	—	—	1,200	89
Mortgage-backed and asset-backed securities	4,920	498	—	—	4,920	498
Closed-end bond funds	12,274	848	—	—	12,274	848
Preferred stock and options	15,562	3,225	—	—	15,562	3,225

	$33,990	$4,739	$—	$—	$33,990	$4,739

Based on an evaluation of securities that have been in a continuous loss position and debt securities that had credit losses at June 30, 2009, the Company determined it holds certain debt securities that it intends to sell, and has therefore written down such securities by approximately $0.2 million, the extent of its unrealized losses. Based on an evaluation of securities that have been in a continuous loss position at June 30, 2008, the Company determined the decline in the fair value of certain securities to be other-than-temporary and accordingly has written down such securities by approximately $3.4 million. As of June 30, 2009, the Company has not recorded an other-than-temporary adjustment through earnings in connection with certain securities in a loss position with unrealized losses of approximately $4.7 million, as they believe that such losses are temporary. As of June 30, 2009, the Company also has $4.8 million in unrealized gains. The basis for computing realized gains or losses is by specific identification.

Short-term investments measured at fair value:

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

FSP 157-4 provides additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed.

The following table summarizes the type of instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2009				March 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$16,268	$—	$—	$16,268	$8,047	$—	$—	$8,047
Cash equivalents	95,675	—	—	95,675	91,290	—	—	91,290
US Treasury securities and agency bonds	1,234	—	—	1,234	1,245	—	—	1,245
Corporate bonds	—	4,513	—	4,513	—	4,319	—	4,319
Mortgage backed and asset backed securities	—	20,217	—	20,217	—	21,396	—	21,396
Closed-end bond funds	46,823	—	—	46,823	41,970	—	—	41,970
Preferred stock and options	—	15,645	—	15,645	—	15,742	—	15,742

	$160,000	$40,375	$—	$200,375	$142,552	$41,457	$—	$184,009

Reported as:
Cash and cash equivalents	$111,943	$—	$—	$111,943	$99,337	$—	$—	$99,337
Short-term investments available-for-sale	48,057	40,375	—	88,432	43,215	41,457	—	84,672

	$160,000	$40,375	$—	$200,375	$142,552	$41,457	$—	$184,009

Other accrued liabilities:
							June 30, 2009	March 31, 2009
							(In thousands)
Executive deferred compensation							$3,911	2,463
Employee related liabilities							1,592	1,896
Warranty							1,129	1,285
Restructuring liabilities							862	4,142
Professional fees							625	644
Other taxes							382	220
Product development cost							—	2,000
Other							2,234	2,816

							$10,735	$15,466

Warranty reserves:

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended June 30,
	2009	2008
Beginning balance	$1,285	$1,475
Charged to costs of revenues	118	112
Claims incurred	(111)	(40)
Adjustments to estimated liability	(163)	(40)

Ending balance	$1,129	$1,507

Interest income (expense) and other-than-temporary impairment, net (in thousands):

	Three Months Ended June 30,
	2009	2008
Interest income	$1,659	$2,455
Net realized loss on short-term investments	(112)	(461)
Impairment of marketable securities	(175)	(3,394)
Interest expense	—	(2)

	$1,372	$(1,402)

Other-Than-Temporary Impairment

The Company recognizes other-than-temporary impairments for available-for-sale debt instruments in accordance with FSP 115-2/124-2. Following the guidance requirements, the Company assessed whether it intends to sell or it is more likely than not that it will be required to sell an available-for-sale debt instrument before recovery of its amortized cost basis less any current-period credit losses. For available-for-sale debt instruments that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, we separate the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income (loss). The Company currently intends to sell certain of its available-for-sale debt instruments within a relatively short time frame and, therefore, has recorded the unrealized loss amount at June 30, 2009, as an other-than-temporary impairment of approximately $0.2 million for the three months ended June 30, 2009. The cumulative implementation adjustment was a $1.1 million reclassification of prior other-than-temporary impairment charges from retained earnings to other comprehensive income as the impairment losses were determined to be non-credit related. The $4.7 million of unrealized losses as of June 30, 2009 includes $0.7 million in non-credit related unrealized losses.

Other income, net (in thousands):

	Three Months Ended June 30,
	2009	2008
Net loss on disposals of property	$(1)	$(29)
Net foreign currency loss	(3)	(1)
Other	221	105

	$217	$75

Net loss per share:

Shares used in basic net income (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of RSUs and outstanding warrants. However, potentially issuable common shares are not used in computing net loss as their effect would be anti-dilutive due to the loss recorded during the period. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Three Months Ended June 30,
	2009	2008
Net income (loss)	$2,898	$(5,174)
Shares used in net income (loss) per share computation:
Weighted average common shares outstanding	66,070	64,864
Net effect of dilutive common share equivalents	663	—

Shares used in diluted net income (loss) per share computation	66,733	64,864

Net income (loss) per share:
Basic net income (loss) per share	$0.04	$(0.08)

Diluted net income (loss) per share	$0.04	$(0.08)

Because the Company incurred losses in the three months ended June 30, 2008, the effect of dilutive securities (comprising options and restricted stock units) totaling 240,000 equivalent shares have been excluded from the loss per share computation for the three months ended June 30, 2008 as their impact would be anti-dilutive.

3. RESTRUCTURING CHARGES

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

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Liability, March 31, 2008	$725	$853	$—	$1,578
Charged to continuing operations	5,850	792	2,359	9,001
Charged to discontinued operations	126	—	—	126
Cash payments	(3,745)	(451)	—	(4,196)
Noncash charges	(1,130)	—	(859)	(1,989)
Reductions to estimated liability	(258)	(120)	—	(378)

Liability, March 31, 2009	$1,568	$1,074	$1,500	$4,142

Charged to continuing operations	—	—	—	—
Charged to discontinued operations	—	—	—	—
Cash payments	(1,395)	(231)	(1,500)	(3,126)
Noncash charges	—	—	—	—
Reductions to estimated liability	(154)	—	—	(154)

Liability, June 30, 2009	$19	$843	$—	$862

The following table provides detailed activity related to the restructuring programs as of June 30, 2009 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
July 2007 Restructuring Program
Charged to continuing operations	$733	$—	$—	$733
Cash payments	(709)	—	—	(709)

Liability, March 31, 2008	$24	$—	$—	$24

Reductions to estimated liability	(24)	—	—	(24)

Liability, June 30, 2008	$—	$—	$—	$—

September 2007 Restructuring Program
Charged to continuing operations	$812	$—	$—	$812
Cash payments	(459)	—	—	(459)

Liability, March 31, 2008	$353	$—	$—	$353

Cash payments	(157)	—	—	(157)
Reductions to estimated liability	(196)	—	—	(196)

Liability, September 30, 2008	$—	$—	$—	$—

March 2008 Restructuring Program
Charged to continuing operations	$421	$853	$316	$1,590
Charged to discontinued operations	27	—	—	27
Cash payments	(100)	—	—	(100)
Noncash charge	—	—	(316)	(316)

Liability, March 31, 2008	$348	$853	$—	$1,201

Cash payments	(310)	(451)	—	(761)
Reductions to estimated liability	(38)	(120)	—	(158)

Liability, March 31, 2009	$—	$282	$—	$282

Cash payments	—	(94)	—	(94)
Reductions to estimated liability	—	—	—	—

Liability, June 30, 2009	$—	$188	$—	$188

September 2008 Restructuring Program
Charged to continuing operations	$1,163	$—	$—	$1,163
Charged to discontinued operations	126	—	—	126
Cash payments	(1,138)	—	—	(1,138)
Noncash charge	(57)	—	—	(57)

Liability, March 31, 2009	$94	$—	$—	$94

Cash payments	—	—	—	—
Reductions to estimated liability	(94)	—	—	(94)

Liability, June 30, 2009	$—	$—	$—	$—

February 2009 Restructuring Program
Charged to continuing operations	$4,687	$792	$2,359	$7,838
Cash payments	(2,140)	—	—	(2,140)
Noncash charge	(1,073)	—	(859)	(1,932)

Liability, March 31, 2009	$1,474	$792	$1,500	$3,766

Cash payments	(1,395)	(137)	(1,500)	(3,032)
Reductions to estimated liability	(60)	—	—	(60)

Liability, June 30, 2009	$19	$655	$—	$674

In July 2007, the Company implemented a restructuring program. The July 2007 restructuring program was implemented to reduce job redundancies. This restructuring program consisted of the elimination of 29 positions. As a result of the July 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During fiscal 2008, the Company paid down part of its remaining liabilities related to this restructuring program. During the three months ended June 30, 2008, the Company recorded a reversal of the remaining liabilities through restructuring expense.

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

In March 2008, the Company implemented another restructuring program. The March 2008 restructuring program was implemented to reduce job redundancies. The restructuring program consisted of the elimination of 20 positions. As a result of the March 2008 restructuring program, the Company recorded a net charge of $1.6 million, consisting of $0.4 million for employee severances, $0.9 million for operating lease impairment and $0.3 million for an asset impairment. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program and recorded a reversal for part of its liabilities which was no longer required to complete the restructuring activities. During the three months ended June 30, 2009, the Company paid down part of its remaining liabilities.

In September 2008, the Company implemented another restructuring program which was put into effect during the months of September and October 2008. The September 2008 restructuring program was implemented to realign and focus the Company’s resources on its core competencies. The restructuring program consisted of the elimination of 30 positions. As a result of the September 2008 restructuring program, the Company recorded a net charge of $1.2 million to continuing operations and $0.1 million to discontinued operations. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program. During the three months ended June 30, 2009, the Company recorded a reversal of approximately $0.1 million for liabilities, which was no longer required to complete the restructuring activities.

In February 2009, the Company implemented another restructuring program. The February 2009 restructuring program was implemented to reduce its expenses and excess capacity in response to the worsening economic conditions. The restructuring program consisted of the elimination of approximately 100 positions. As a result of the February 2009 restructuring program, the Company recorded a net charge of $7.8 million, consisting of $4.7 million for employee severances, $0.8 million for operating lease impairment, $1.5 million in contract cancellation charges for a cancelled project and $0.8 million for an asset impairment. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program. During the three months ended June 30, 2009, the Company paid down part of its remaining liabilities related to this restructuring program and recorded a reversal of approximately $0.1 million for part of its liabilities, which was no longer required to complete the restructuring activities.

4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax, are as follows (in thousands):

	Three Months Ended June 30,
	2009	2008
Net income (loss)	$2,898	$(5,174)
Change in net unrealized gain (loss) on investments	7,123	632
Cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	(1,134)	—
Additions to non-credit related unrealized losses	(667)	—
Foreign currency translation adjustment gain (loss)	(96)	(1)

	$8,124	$(4,543)

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

Common Stock

At June 30, 2009, the Company had 375.0 million shares authorized for issuance and approximately 66.3 million shares issued and outstanding. At March 31, 2009, there were approximately 65.9 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended June 30, 2009, no shares were issued under this plan. During the fiscal year ended March 31, 2009, approximately 0.5 million shares were issued under this plan. At June 30, 2009, approximately 3.6 million shares had been issued under this plan and approximately 1.2 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the three months ended June 30, 2009, no shares were repurchased on the open market. During the fiscal year ended March 31, 2009, no shares were repurchased on the open market. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 8.9 million shares at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery to the Company. The Board has reinstated the stock repurchase program and the Company will begin to repurchase shares under the approved repurchase plan.

The Company also utilizes structured stock repurchase agreements to buy back shares which are prepaid written put options on its common stock. The Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of its common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of its common stock is above the pre-determined price, the Company will have its cash investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement inception. The Company considers the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Any cash received, including the premium, is treated as additional paid in capital on the balance sheet.

During the three months ended June 30, 2009, the Company entered into structured stock repurchase agreements totaling $11.8 million. For those agreements that had been settled by June 30, 2009, the Company received approximately $4.0 million in cash. During the fiscal year ended March 31, 2009, the Company did not enter into any structured stock repurchase agreements. At June 30, 2009, the Company had two outstanding structured stock repurchase agreements for a total of $7.8 million, of which one settled for approximately $4.0 million in cash in July 2009. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $227.5 million. Upon settlement of these agreements, the Company received $140.5 million in cash and 7.8 million shares of its common stock at an effective purchase price of $10.15 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of June 30, 2009 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	103,966	8,856	11.74
Structured stock repurchase agreements*	90,517	7,797	11.61

Total repurchases	$194,483	16,653	$11.68

Available for repurchase	$105,517

*	The amounts above do not include gains of $11.4 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $10.15 share and for total repurchases would have been $11.00 per share.

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

In March 2007, the Company’s stockholders also approved the amendment and restatement of the 1992 Stock Option Plan (i) to expand the type of awards available under the plan, (ii) to rename the plan as the 1992 Equity Incentive Plan, (iii) to extend the plan’s expiration date until January 10, 2017, (iv) to increase the shares reserved under the plan by 2.3 million shares, (v) to serve as a successor plan to the 2000 Equity Incentive Plan, which has no longer been used for equity awards following completion of the Company’s prior stock option exchange, and (vi) to provide that any shares subject to stock awards under the 2000 Equity Incentive Plan that terminate or are forfeited or repurchased (other than options issued under the 2000 Equity Incentive Plan that were tendered in the stock option exchange) are added to the share reserve under the 1992 Equity Incentive Plan.

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

In May 2009, Dr. Gopi, our CEO, was awarded 300,000 stock options for “Extraordinary Accomplishment.” These options will vest only if Company performance milestones are satisfied; otherwise they will expire unvested. The first milestone for 75,000 shares will vest only if we achieve an annual revenue target of $270 million or more for any fiscal year from fiscal 2010 through fiscal 2013. The next milestone for another 75,000 shares will vest only if we achieve an annual revenue target of $310 million or more for any fiscal year from fiscal 2010 through fiscal 2013 or an annual revenue target of $350 million or more for fiscal 2014. The last milestone for 150,000 shares will vest only if we achieve an annual operating margin of 13.5% of annual revenue by fiscal 2013.

At June 30, 2009 and March 31, 2009, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans in the three months ended June 30, 2009 is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	7,923	$13.60
Granted	726	7.12
Exercised	(145)	2.43
Forfeited	(1,138)	13.13

Outstanding at the end of the period	7,366	$13.25

Vested at the end of the period	4,641	$16.90

At June 30, 2009, the weighted average remaining contractual term for options outstanding is 4.8 years and for options vested is 3.5 years.

The aggregate pretax intrinsic value of options exercised during the three months ended June 30, 2009 was $0.6 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2009 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.52 - $ 7.12	1,908	$5.86	6.99	163	$4.48
7.13 - 11.28	1,474	8.22	6.42	687	8.67
11.29 - 12.84	1,627	12.37	2.74	1,487	12.36
12.85 - 16.15	1,538	14.39	4.01	1,485	14.39
16.16 - 300.13	819	39.14	2.29	819	39.14
$ 0.52 - $ 300.13	7,366	$13.25	4.79	4,641	$16.91

As of June 30, 2009, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $0.7 million and options outstanding was $4.8 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $8.13 on June 30, 2009.

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

In May 2009, the Committee issued three-year grants, or “EBITDA Grants”, for fiscal 2010. Vesting for the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. For fiscal 2010, up to 36% of the three-year performance pool can vest. Approximately 18% can vest for “at plan” Company performance, 24% can vest for “stretch” Company performance and 36% can vest for “extraordinary” Company performance.

Restricted stock unit activity for the three months ended June 30, 2009 is set forth below:

Restricted Stock Units Outstanding Number of Shares
(in thousands)
Outstanding at the beginning of the year	1,467
Awarded	3,173
Vested	(312)
Cancelled	(393)

Outstanding at the end of the period	3,935

The weighted average grant-date fair value per share for the restricted stock units was $6.53 for the three months ended June 30, 2009, and the weighted average remaining contractual term for the restricted stock units outstanding as of June 30, 2009 was 1.8 years.

Based on the closing price of the Company’s common stock of $8.13 on June 30, 2009, the total pretax intrinsic value of all outstanding restricted stock units on that date was $32.0 million.

Warrants

On May 17, 2009, the Company entered into agreements with Veloce Technologies, Inc. (“Veloce”) pursuant to which Veloce has agreed to perform development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock, which would vest upon the achievement of certain performance and time-based milestones.

The warrant expires on July 15, 2014 and has an exercise price of $0.01. The first tranche is for 33% and will vest the earlier of 12 months after the date of the agreement or when a “certain” milestone is achieved assuming “other” milestones have been achieved but in no case earlier than the achievement of the “other” milestones. The remaining 67% will vest the earlier of achieving the “certain” milestone or 8% every three months beginning on the 15th month after the date of the agreement until the warrant is 100% vested, assuming the “other” milestones have been achieved but in no case earlier than the achievement of the “other” milestones. As of June 30, 2009, no shares have vested.

6. STOCK-BASED COMPENSATION

SFAS 123(R) requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is determined in accordance with SFAS 123(R) and SEC Staff Accounting Bulletin No. 107 (“SAB 107”), Share-Based Payment, as amended by SAB No. 110, using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the options granted during the three months ended June 30, 2009 and 2008 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,
	Employee Stock Options		Employee Stock Purchase Plans
	2009	2008	2009	2008
Expected life (years)	3.9	3.9	0.5	0.5
Risk-free interest rate	1.7%	2.8%	0.4%	3.6%
Volatility	62%	43%	81%	54%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$3.46	$3.04	$1.50	$2.98

The weighted average fair value per share of the restricted stock units awarded was $6.53 and $9.06 in the three months ended June 30, 2009 and 2008, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Effective April 1, 2009, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 5.2% to 5.8% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Stock-based compensation expense by type of awards
Stock options	$1,035	$1,970
Restricted stock units	1,593	899

Total stock-based compensation	2,628	2,869
Stock-based compensation expensed from (capitalized to) inventory	(13)	—

Total stock-based compensation expense	$2,615	$2,869

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended
	June 30,
	2009	2008
Stock-based compensation expense by type of awards
Cost of revenues	$124	$174
Research and development	1,272	1,118
Selling, general and administrative	1,232	1,577

Total stock-based compensation	$2,628	$2,869
Stock-based compensation expensed from (capitalized to) inventory	(13)	—

Total stock-based compensation expense	$2,615	$2,869

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2014 related to unvested share-based payment awards at June 30, 2009 is $33.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.1 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

7. CONTINGENCIES

Legal Proceedings

The Company acquired JNI Corporation (“JNI”) in October 2003. In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). A settlement has been reached in all of the cases. On June 10, 2009, the Court granted preliminary approval to the settlement, and set a final settlement approval hearing for September 10, 2009. Should the settlement not obtain final approval (which cannot be assured), the Company’s liability, if any, could not be reasonably estimated at this time.

The Company acquired Quake Technologies, Inc. (“Quake”) in August 2006. On or about November 20, 2002, Spirent Communications of Ottawa Limited (“Spirent”) filed suit in the Ontario (Canada) Superior Court of Justice against Quake. Spirent’s claim, as submitted at trial, was for approximately $1,100,000, representing rent allegedly owed by Quake pursuant to an offer to sublease. Quake defended that lawsuit and asserted a Counterclaim by way of a Statement of Defence and Counterclaim that was filed on or about December 20, 2002. The trial took place in 2005 and 2006. Quake was successful at trial, obtaining a dismissal of Spirent’s claim against it, judgment against Spirent on its Counterclaim, and an award of legal costs. Spirent filed a Notice of Appeal on July 27, 2006, appealing the trial Decision to the Court of Appeal for Ontario. Spirent’s appeal was heard by the Court of Appeal on November 21, 2007, and the Decision of the Court of Appeal was received on February 12, 2008, allowing Spirent’s appeal. On appeal, Spirent was granted judgment against Quake in the amount of $1,096,793, plus legal costs. In April 2008, Quake filed an Application for Leave to Appeal with the Supreme Court of Canada, pursuant to Quake’s effort to appeal the Decision of the Court of Appeal for Ontario to the Supreme Court of Canada. The Application for Leave to Appeal was dismissed by the Supreme Court of Canada on July 17, 2008. No further rights of appeal are available to Quake. Accordingly, in July and October 2008, Quake made payments to Spirent in the total amount of $1,488,420 on account of all amounts owing by Quake to Spirent on October 14, 2008. A deposit that was paid by Quake to a real estate broker in trust in or about October 2000, pursuant to the offer to sublease, was returned to Quake, with interest, in the amount of $152,752. All amounts identified above in this paragraph are in Canadian Dollars and the case is closed.

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

8. INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, on April 1, 2007. The adoption of FIN 48 was not material to the financial statements due to a full valuation allowance against deferred tax assets. The total amount of unrecognized tax benefits as of April 1, 2009, was $38.6 million, including interest and penalties. During the quarter ended June 30, 2009, additional unrecognized tax benefits of $32,000 were recorded. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three months ended June 30, 2009 and 2008. The Company’s income tax benefit for the three months ended June 30, 2009 was $3.5 million as compared to an income tax expense of $0.6 million during the three months ended June 30, 2008. The decrease in the income tax expense recorded for the three months ended June 30, 2009 compared to June 30, 2008, was primarily related to discontinued operations and an increase in refundable tax credits available to the Company. During the three months ended June 30, 2009, the Company recorded a tax charge of approximately $3.6 million to discontinued operations in connection with the sale of the Company’s 3ware storage adapter business and concurrently recorded the same amount as an income tax benefit to continuing operations.

At April 1, 2009, the Company had net deferred tax assets of $458.2 million. These deferred tax assets are primarily composed of federal and state tax net operating loss (“NOL”) carryforwards and federal and state research and development (“R&D”) credit carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset these net deferred tax assets. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has completed a Section 382 analysis regarding the limitation of net operating loss and research and development tax credit carryforwards though March 31, 2008. There were no ownership changes identified. However, no Section 382 analysis was done with respect to the Company’s acquired net operating losses and research and development tax credit carryforwards. As a result, utilization of the portion of the Company’s net operating loss and tax credit carryforwards attributable to acquired entities may be restricted. The Company has removed these acquired deferred tax assets for net operating losses and research and development credits from its deferred tax asset schedule. The Company has not recognized any accrued interest or penalties related to unrecognized tax benefits through the quarter ended June 30, 2009.

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

Under the Patent Purchase Agreement, the Company and its affiliates have retained a worldwide and non-exclusive right to manufacture and sell existing AppliedMicro products that utilize technology covered by the patents.

The Patent Purchase Agreement includes customary representations, warranties and covenants by AppliedMicro. Prior to the due date of the final payment, Qualcomm is permitted to withhold a portion of the total purchase price from its payment in the event of a breach by the Company of the representations or warranties that have been made by the Company under the Patent Purchase Agreement.

10. SALE OF THE 3WARE STORAGE ADAPTER BUSINESS TO LSI CORPORATION

On April 5, 2009, the Company entered into a Purchase Agreement with LSI Corporation (“LSI”). Under the Purchase Agreement, the Company agreed to sell to LSI substantially all of the operating assets (other than patents) primarily used or held for use in its 3ware storage adapter business (the “Storage Business”) but retaining certain assets, including patents, cash, accounts receivable and accounts payable, even if related to the Storage Business (the “Transaction”). The assets sold included customer contracts, inventory, fixed assets, certain intellectual property and other assets, as well as rights to the name “3ware.”

The Company completed the Transaction on April 21, 2009. The purchase price for the Transaction was approximately $20.8 million, subject to an adjustment based on the level of inventory at the closing of the Transaction. The Company estimates the adjustment could increase the purchase price by up to $0.8 million. The Company is currently in discussions with LSI on the adjustment amount and will record the adjustment when an amount is agreed upon. As a result of the Transaction, the Company decreased its number of full-time employees by approximately 56.

As part of the Transaction, we entered into an intellectual property agreement, a transition services agreement and a master procurement agreement with LSI. These agreements are not material to the Company’s financial condition and operating results and do not constitute a significant continuing involvement with the Storage Business.

The Company has reclassified the financial results of the 3ware storage adapter business as discontinued operations for all periods presented.

11. VELOCE

On May 17, 2009, the Company entered into agreements with Veloce pursuant to which Veloce has agreed to perform product development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock, which will vest upon the achievement of certain performance and time-based milestones.

The Company has determined Veloce, a California corporation, is a VIE by evaluating the sufficiency of the entity’s equity investment at risk to absorb losses and the Company’s share of respective expected losses and determined that the Company is the primary beneficiary of the VIE. The Company has included the accounts of Veloce in the consolidated financial statements and all significant intercompany balances and transactions have been eliminated in consolidation.

Under a merger agreement between the Company and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, the Company also agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. The Company also has the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $5 million up to approximately $100 million, subject to adjustments. The final price would be based upon multiple performance, delivery and other timing criteria and cannot be determined without reference to a number of future events and contingencies. The form of consideration used for the merger, cash or the Company’s stock, would be determined by the Company at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions set forth in the agreement. The agreements permit the Company to appoint one individual to serve on Veloce’s Board of Directors and Board committees.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2009 and 2008. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part II, Item 1A, “Risk Factors” and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

OVERVIEW

Applied Micro Circuits Corporation (“AppliedMicro” or the “Company”) is a leader in semiconductor solutions for the enterprise, telecom and consumer/small medium business (“SMB”) markets. We design, develop, market and support high-performance low power integrated circuits (“ICs”), which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, edge switches, gateways, metro transport platforms, core switches and routers. In the consumer/SMB markets, we combine optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductor solutions for wireline and wireless communications equipment such as wireless access points. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Our business had three reporting units, Process, Transport and Store. On April 21, 2009, we completed the sale of our 3ware storage adapter business, which was substantially all the business of our Store unit, to LSI Corporation to focus on our Process and Transport reporting units. AppliedMicro is a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the datacenter, enterprise and telecommunications applications. Our focus is on the original equipment manufacturers (“OEMs”) and telecommunications companies that build and connect to datacenters.

Certain amounts have been reclassified to conform to the current year presentation. We classified the financial results of our 3ware storage adapter business as discontinued operations for all periods presented due to the sale of our 3ware storage adapter business to LSI Corporation on April 21, 2009.

The following tables present a summary of our results of operations for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$45,052	100.0%	$61,199	100.0%	$(16,147)	(26.4)%
Cost of revenues	22,175	49.2	28,426	46.4	(6,251)	(22.0)

Gross profit	22,877	50.8	32,773	53.6	(9,896)	(30.2)
Total operating expenses	30,784	68.3	35,395	57.8	(4,611)	(13.0)

Operating loss	(7,907)	(17.5)	(2,622)	(4.2)	(5,285)	(201.6)
Interest and other income (expense), net	1,589	3.5	(1,327)	(2.2)	2,916	219.7

Loss from continuing operations before income taxes	(6,318)	(14.0)	(3,949)	(6.4)	(2,369)	(60.0)
Income tax expense (benefit)	(3,519)	(7.8)	502	0.8	(4,021)	(801.0)

Loss from continuing operations	(2,799)	(6.2)	(4,451)	(7.2)	1,652	37.1
Income (loss) from discontinued operations, net of taxes	5,697	12.6	(723)	(1.2)	6,420	888.0

Net loss	$2,898	6.4%	$(5,174)	(8.4)%	$8,072	156.0%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.

In calendar 2006, we changed our strategic direction in such a way that certain patents while still valuable were no longer core to our strategic direction. We reported our non-focus revenues separately and began to analyze our patent portfolio in detail. These patents related to non-focus products, foundry and other items that were not relevant to our long-term strategic product road maps. As a result, we embarked on a program to monetize this intellectual property. In July 2008, we entered into a Patent Purchase Agreement (the “Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies for an aggregate purchase price of $33.0 million. The purchase price is being paid over three years in equal quarterly payments of $3.0 million each beginning in the three months ended September 30, 2008. Due to the nature of the payment terms, related revenue is being recorded as the payments are received beginning in the quarter ended September 30, 2008. Under the Agreement, we and our affiliates have retained a worldwide and non-exclusive right to manufacture and sell existing AppliedMicro products that utilize technology covered by the patents. The Agreement includes customary representations, warranties and covenants by us. Prior to the due date of the final payment, Qualcomm is permitted to withhold a portion of the total purchase price in the event we breach the representations, warranties or covenants that we made under the Agreement. We hope to achieve a sustainable long-term revenue stream from our program to monetize our non-core intellectual property in the next three-to-five years.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets, including the current global economic recession;

•	combinations of companies in our customer base, resulting in the combined company choosing our competitor’s IC standardization other than our supported product platforms; and

•	the gain or loss of one or more key customers, or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers.

For these and other reasons, our net revenue and results of operations for the three months ended June 30, 2009 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that was equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended
	June 30,
	2009	2008
Avnet (distributor)	14%	24%
Hon Hai (sub-contract manufacturer)	12%	10%
Huawei (sub-contract manufacturer)	11%	*

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$15,538	34.5%	$17,541	28.7%
Other North America	2,610	5.8	5,302	8.6
Europe	6,967	15.5	9,188	15.0
Asia	19,690	43.7	28,942	47.3
Other	247	0.5	226	0.4

	$45,052	100.0%	$61,199	100.0%

All of our revenues have been denominated in U.S. dollars.

Sale of our 3ware storage adapter business. We completed the sale of our 3ware storage adapter business, a significant portion of our overall business, to LSI Corporation on April 21, 2009, after our 2009 fiscal year. As a result, we now expect to generate all of our sales from our remaining business, Process and Transport, which will require us to grow our remaining business in order to achieve profitability. Economic and other factors may prevent us from growing our remaining business. If we fail to grow our remaining business, it could have a material adverse impact on our business, financial condition and operating results. We may in the future dispose of additional assets or businesses that represent a significant portion of our business.

Under the Asset Purchase Agreement with LSI Corporation (the “Purchase Agreement”), which we entered on April 5, 2009, we sold substantially all of the operating assets (other than patents) of our 3ware storage adapter business. The assets sold included customer contracts, inventory, fixed assets, certain intellectual property and other assets, as well as rights to the name “3ware.” The purchase price was approximately $20.8 million, subject to an adjustment for changes in the level of inventory at the closing of the sale. We estimate the adjustment could increase the purchase price by up to $0.8 million. We are currently in discussions with LSI on the adjustment amount and will record the adjustment when an amount is agreed upon.

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

Since the start of fiscal 2008, we have invested a total of $190.2 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced. As a result of restructuring activities associated with these downturns, we have discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to: inventory valuation and warranty liabilities, which affect our cost of sales and gross margin; the valuation of purchased intangibles, which has in the past affected, and could in the future affect, our impairment charges to write down the carrying value of purchased intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; an evaluation of other than temporary impairment of our investments, which affects the amount and timing of write-down charges; and the valuation of deferred income taxes, which affects our income tax expense (benefit). We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition, including the deferral of a portion of revenues on sales to distributors. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of June 30, 2009, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $5.6 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $0.2 million.

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

Intangible Asset Valuation

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, including in process research and development (“IPR&D”). Intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the income (discounted cash flows) method. This method requires significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

We are required to assess intangible assets for potential impairment at least annually using the methodology prescribed by SFAS 144. SFAS 144 requires that intangible assets be tested for impairment at the reporting unit level on at least an annual basis and between annual tests in certain circumstances. Application of the intangible assets impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The intangible assets impairment test compares the fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of intangible assets is determined in the same manner as in a business combination. Determining the implied fair value of the intangible assets is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows for each reporting unit and market comparisons from relevant industries for each reporting unit. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may differ from actual outcomes. As required by SFAS 144, we verified our long-lived assets, other than intangible assets deemed to have indefinite lives, were not impaired as of the time of the goodwill impairment.

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in accordance with SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and related guidance issued by the Financial Accounting Standards Board (“FASB”) in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The current rapidly changing economic climate and volatile financial markets have created an environment in which it is difficult to make accurate estimates and assumptions on which we base our judgments. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. The FSP established a new method of recognizing and reporting other-than-temporary impairments of debt securities. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If more likely than not, we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that it will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In the three months ended June 30, 2009, we recorded other-than-temporary impairment charges of $0.2 million to current earnings. This charge was primarily driven by our intent to sell this security in the short-term. For the three months ended June 30, 2009, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) for less than 12 months with unrealized losses of $4.7 million as we believe that such unrealized losses are temporary. As of June 30, 2009, we also had $4.8 million in unrealized gains. For the year ended March 31, 2009 we recorded other-than-temporary impairment charges of $17.1 million to current earnings.

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

Beginning April 1, 2008, short term investments and long term marketable securities are recorded at fair value in our condensed consolidated balance sheet and are categorized based upon the level of judgment associated with inputs used to measure their fair value. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which provides a one year deferral of the effective date of SFAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed in the financial statements at fair value at least annually. In April 2009, the FASB issued FSP 157-4 to provide additional guidelines for making fair value measurements more consistent with the principles presented in SFAS 157 and provides authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed. SFAS 157 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

In April 2009, the FASB issued FSP 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly. FSP 157-4 requires disclosure in interim and annual periods of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques. The adoption of FSP 157-4 did not have a significant impact on our consolidated financial statements or the fair values of our financial assets.

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting certain facilities may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. In fiscal 2009, we recorded a net charge of $8.7 million for our restructuring activities, of which $0.1 million has been reclassified to discontinued operations. In the three months ended June 30, 2009, we recorded a reversal of restructuring charges of approximately $0.2 million associated with our restructuring actions. For a full description of our restructuring activities, refer to our discussion of restructuring charges in Note 3 to the condensed consolidated financial statements, included in Part I, Item 1 of this report.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition. This pronouncement requires that four basic criteria be met before revenue can be recognized: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until the applicable customer’s acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA (Free Carrier) shipping point. If actual returns or pricing adjustments exceed our estimates, we would record additional reductions to revenue.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2009 to the Three Months Ended June 30, 2008

Net Revenues. Net revenues for the three months ended June 30, 2009 were $45.1 million, representing a decrease of 26.4% from the net revenues of $61.2 million for the three months ended June 30, 2008. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Process	$25,080	55.7%	$33,897	55.4%	$(8,817)	(26.0)%
Transport	19,972	44.3	27,302	44.6	(7,330)	(26.8)

	$45,052	100.0%	$61,199	100.0%	$(16,147)	(26.4)%

During the three months ended June 30, 2009, revenues, as anticipated, partially recovered from the prior two quarter’s economic recession and overall softness in demand reflected in the lower volumes that resulted in lower revenues. In addition, during the three months ended June 30, 2009, we also recorded $3.0 million in licensing revenues under Transport from the sale of certain non-core patents and associated rights. Net revenues for the three months ended June 30, 2008 represented a recovery from the prior downward inventory corrections by our customers and product transitions as well as an overall softness in demand. We expect revenues from continuing operations to increase by 5% to 9% in the three months ending September 30, 2009, compared to the three months ended June 30, 2009.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$45,052	100.0%	$61,199	100.0%	$(16,147)	(26.4)%
Cost of revenues	22,175	49.2	28,426	46.4	(6,251)	(22.0)

Gross profit	$22,877	50.8%	$32,773	53.6%	$(9,896)	(30.2)%

The gross profit percentage for the three months ended June 30, 2009 decreased to 50.8% compared to 53.6% for the three months ended June 30, 2008. The decrease in our gross profit percentage was primarily due to an unfavorable product mix and an overall decrease in net revenues offset by $3.0 million in revenue from the sale of our non-core patents and associated rights to Qualcomm and the sale of $0.4 million of previously reserved inventory.

The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2009 was $3.6 million compared to $3.9 million for the three months ended June 30, 2008. Based on the amount of capitalized purchased intangibles on the balance sheet as of June 30, 2009, we expect amortization expense for purchased intangibles charged to cost of revenues to be $12.1 million in fiscal 2010, $10.5 million in fiscal 2011 and $0.9 million for fiscal 2012. Future acquisitions of businesses may result in substantial additional charges, which would impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$19,414	43.1%	$20,450	33.4%	$(1,036)	(5.1)%
Selling, general and administrative	$10,519	23.4%	$13,851	22.6%	$(3,332)	(24.1)%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expenses of 5.1% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, was primarily due to a decrease of $2.0 million in personnel costs related to our recent restructuring actions, offset by an increase of $0.8 million in equipment and software costs and $0.2 million in stock-based compensation charges. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 24.1% for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, was primarily due to a decrease of $1.3 million in personnel costs related to our recent restructuring actions, $1.0 million in contractor costs, $0.3 million in stock-based compensation charges, $0.3 million in travel expenses and $0.3 million in marketing communications expenses. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2009 and 2008, which was included in the tables above (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$111	0.3%	$174	0.3%	$(63)	(36.2)%
Research and development	1,272	2.8	1,118	1.8	154	13.8
Selling, general and administrative	1,232	2.7	1,577	2.6	(345)	(21.9)

	$2,615	5.8%	$2,869	4.7%	$(254)	(8.9)%

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2014 related to unvested share-based payment awards at June 30, 2009 is $33.5 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.1 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and RSUs in fiscal 2010 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges. The reversal of restructuring charges recorded for the three months ended June 30, 2009 and 2008 was related to accruals made for the restructuring actions for which the liability is no longer required.

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

Interest and Other Income (Expense) and Other-Than-Temporary Impairment, net. The following table presents interest and other income (expense) and other-than-temporary impairment, net for the three months ended June 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended June 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Interest income (expense) and other-than-temporary impairment, net	$1,372	3.0%	$(1,402)	(2.3)%	$2,774	197.9%
Other income, net	$217	0.5%	$75	0.1%	$142	189.3%

Interest and Other Income (Expense) and Other-Than-Temporary Impairment, net. Interest income (expense), net of management fees and other-than-temporary impairment, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities as well as realized gains and losses from the sale of short-term investments and impairment charges on investments, less interest expense. The increase for the three months ended June 30, 2009, compared to the three months ended June 30, 2008 was primarily due to a $3.2 million decrease in other-than-temporary impairment charges offset by a decrease of $0.8 million in interest income.

Income Taxes. The federal statutory income tax rate was 35% for the three months ended June 30, 2009 and 2008. The decrease in the income tax expense recorded for the three months ended June 30, 2009 compared to the three months ended June 30, 2008, was primarily related to discontinued operations offset by an increase in refundable tax credits. During the three months ended June 30, 2009, we recorded a tax charge of approximately $3.6 million to discontinued operations in connection with the sale of our 3ware storage adapter business and concurrently recorded the same amount as an income tax benefit to continuing operations.

Discontinued Operations. We completed the sale of our 3ware storage adapter business (“Storage Business”) to LSI Corporation on April 21, 2009. Under the Asset Purchase Agreement, we substantially sold all of the operating assets (other than patents) of our Storage Business. The assets sold included customer contracts, inventory, fixed assets, certain intellectual property and other assets, as well as rights to the name “3ware.” The purchase price was approximately $20.8 million, subject to an adjustment for changes in the level of inventory at the closing of the sale. We estimate the adjustment could increase the purchase price by up to $0.8 million. We are currently in discussions with LSI on the adjustment amount and will record the adjustment when an amount is agreed upon. We recorded a net gain of $10.7 million from the sale during the three months ended June 30, 2009.

3WARE STORAGE ADAPTER BUSINESS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,
	2009	2008
	(In thousands)
Net revenues	$516	$12,861
Cost of revenues	733	7,424

Gross profit (loss)	(217)	5,437
Operating expenses:
Research and development	594	3,031
Selling, general and administrative	545	2,762
Amortization of purchased intangible assets	—	315

Total operating expenses	1,139	6,108

Operating loss	(1,356)	(671)
Gain on sale of Storage Business	10,654	—

Income (loss) from discontinued operations before income taxes	9,298	(671)
Income tax expense	3,601	52

Income (loss) from discontinued operations	$5,697	$(723)

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2009, our principal source of liquidity consisted of $200.4 million in cash, cash equivalents and short-term investments. Working capital as of June 30, 2009 was $211.9 million. Total cash, cash equivalents, and short-term investments increased by $16.4 million during the three months ended June 30, 2009, primarily due to the proceeds from the sale of our Storage Business of approximately $20.8 million offset by open stock repurchase contracts of $7.8 million. At June 30, 2009, we had contractual obligations not included on our balance sheet totaling $42.7 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the three months ended June 30, 2009, we used $0.7 million of cash in our operations compared to generating $11.1 million for the three months ended June 30, 2008. Our net income of $2.9 million for the three months ended June 30, 2009 included $9.0 million of non-cash charges consisting of $1.6 million of depreciation, $4.6 million of amortization of purchased intangibles, $2.6 million of stock-based compensation and $0.2 million for marketable securities impairment. Our net loss of $5.2 million for the three months ended June 30, 2008 included $14.2 million of non-cash charges consisting of $1.7 million of depreciation, $5.9 million of amortization of purchased intangibles, $3.2 million of stock-based compensation and $3.4 million for marketable securities impairment. The remaining change in operating cash flows for the three months ended June 30, 2009 primarily reflected decreases in accounts receivable, inventories, other assets, accounts payable, accrued payroll and other accrued liabilities and deferred revenue, primarily due to the sale of our Storage Business to LSI. Our overall days sales outstanding was 31 days and 35 days for the three months ended June 30, 2009 and March 31, 2009, respectively.

We generated $21.3 million in cash from our investing activities during the three months ended June 30, 2009, compared to using $0.4 million during the three months ended June 30, 2008. During the three months ended June 30, 2009, we generated net proceeds of $2.5 million from short-term investment activities and received proceeds of $20.8 million for the sale of our Storage Business, offset by $2.0 million for the purchase of property, equipment and other assets. During the three months ended June 30, 2008, we used $3.5 million of cash for the purchase of property, equipment and other assets, offset by net proceeds of $3.1 million from short-term investment activities.

For the three months ended June 30, 2009, we used $8.1 million of cash in financing activities. The major financing use of cash for the three months ended June 30, 2009 was the funding of our structured stock repurchase agreements for $11.8 million offset by proceeds of $4.0 million from the settlement of structured stock repurchase agreements. There was no material financing activities during the three months ended June 30, 2008.

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the three months ended June 30, 2009, no shares were repurchased on the open market. During the fiscal year ended March 31, 2009, no shares were repurchased on the open market. From the time the program was first implemented in August 2004, we repurchased on the open market a total of 8.9 million shares at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery to us. The Board has reinstated the stock repurchase program and we will begin to repurchase shares under the approved repurchase plan.

We also utilize structured stock repurchase agreements to buy back shares which are prepaid written put options on our common stock. We pay a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of our common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of our common stock is above the pre-determined price, we will have our cash investment returned with a premium. If the closing market price is at or below the pre-determined price, we will receive the number of shares specified at the agreement inception. We considered the guidance in FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Any cash received, including the premium, is treated as additional paid in capital on the balance sheet.

During the three months ended June 30, 2009, we entered into structured stock repurchase agreements totaling $11.8 million. For those agreements that had been settled by June 30, 2009, we received $4.0 million in cash. During the fiscal year ended March 31, 2009, we did not enter into any structured stock repurchase agreements. At June 30, 2009, we had two outstanding structured stock repurchase agreements for $7.8 million, of which one settled with the receipt of $4.0 million in cash in July 2009. From the inception of our most recent stock repurchase program in August 2004, we entered into structured stock repurchase agreements totaling $227.5 million. Upon settlement of these agreements, we received $140.5 million in cash and 7.8 million shares of our common stock at an effective purchase price of $10.15 per share.

The table below is a plan-to-date summary of our repurchase program activity as of June 30, 2009 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	103,966	8,856	11.74
Structured stock repurchase agreements*	90,517	7,797	11.61

Total repurchases	$194,483	16,653	$11.68

Available for repurchase	$105,517

*	The amounts above do not include gains of $11.4 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $10.15 share and for total repurchases would have been $11.00 per share.

The following table summarizes our contractual operating leases and other purchase commitments as of June 30, 2009 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31, 2010	$13,155	$18,362	$31,517
2011	10,972	—	10,972
2012	216	—	216
2013 and thereafter	—	—	—

Total minimum payments	$24,343	$18,362	$42,705

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

We did not have any off-balance sheet arrangements as of June 30, 2009 or March 31, 2009.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2009, our investment portfolio included fixed-income securities classified as available-for-sale investments with an aggregate fair market value of $88.4 million and a cost basis of $88.3 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased. Based on an evaluation of securities that have been in a continuous loss position at June 30, 2009 and other qualitative factors, we have determined the decline in the fair value of certain securities to be other-than-temporary and we have accordingly written down such securities by approximately $0.2 million during the three months ended June 30, 2009. As of June 30, 2009, we have not recorded a write-down adjustment in connection with our other securities in a loss position with unrealized losses of $4.7 million, as we believe that such loss is not other-than-temporary. We also have $4.8 million in unrealized gains. The other-than-temporary assessment was performed based on FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.

The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2009 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of June 30, 2009	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$93,875	$91,991	$90,171	$88,432	$86,823	$85,296	$83,762

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

As required by SEC Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 filed with the SEC on May 12, 2009.

*The current economic crisis and uncertain political conditions could harm our revenues, operating results and financial condition.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio primarily includes fixed income securities, mutual funds and preferred stocks, the values of which are subject to market price volatility. The deterioration of these market prices has had an unfavorable impact on our portfolio and has caused us to record impairment charges to our earnings. During the three months ended June 30, 2009, we recorded an impairment charge of $0.2 million. During the fiscal year ended March 31, 2009, we recorded other-than-temporary impairment charge of $17.1 million. If the market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in the fair value of our investments.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the fiscal year ended March 31, 2009 we recorded a goodwill impairment charge of $223.0 million to continuing operations. The goodwill impaired was previously assigned to the Process and Transport reporting units in the amounts of $101.5 million, $121.5 million, respectively. In the fiscal years ended March 31, 2009 and 2008, we recorded goodwill impairment charges to discontinued operations of $41.1 million and $71.5 million, respectively, for the Store reporting unit. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values have deteriorated which has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At June 30, 2009, we had $28.4 million of purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of impairment to the carrying value of these assets, due to further adverse changes in market conditions.

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

*Our cash and cash equivalents and portfolio of short-term investments are exposed to certain market risks.

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. For the three months ended June 30, 2009 we recorded an impairment charge associated with certain of these securities of $0.2 million to current earnings. During the fiscal year ended March 31, 2009, we recorded $17.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other than temporary. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover and there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At June 30, 2009, the unrealized losses on these securities, that were not written down as an other-than-temporary impairment charge, were approximately $4.7 million.

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

Many of our products are based on industry standards that are continually evolving. Our ability to compete in the future will depend on our ability to identify and ensure compliance with these evolving industry standards. The emergence of new industry standards could render our products incompatible with products developed by major systems manufacturers. As a result, we could be required to invest significant time and effort and to incur significant expense to redesign our products to ensure compliance with relevant standards. If our products are not in compliance with prevailing industry standards or requirements, we could miss opportunities to achieve crucial design wins which in turn could have a material adverse effect on our business, operating results and financial condition.

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

The yields on wafers we have manufactured decline whenever a substantial percentage of wafers must be rejected or a significant number of die on each wafer are nonfunctional. Such declines can be caused by many factors, including minute levels of contaminants in the manufacturing environment, design issues, defects in masks used to print circuits on a wafer and difficulties in the fabrication process. Design iterations and process changes by our suppliers can cause a risk of defects. Many of these problems are difficult to diagnose, are time consuming and expensive to remedy and can result in shipment delays.

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

Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal control can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our internal control over financial reporting may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

*Our leadership transition may not go smoothly and could adversely impact our future operations.

As previously announced, Kambiz Hooshmand has stepped down as our Chief Executive Officer and has been replaced by Dr. Paramesh Gopi, who was previously our Chief Operating Officer. A significant leadership change is inherently risky and we may be unable to manage this transition smoothly which could adversely impact our future strategy and ability to function or execute and could materially and adversely affect our business, financial condition and results of operations.

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

We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union (“EU”) member countries. For example, the EU has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of lead and other substances in semiconductors and other products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment on the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. There can be no assurance that similar programs will not be implemented in other jurisdictions resulting in additional costs, possible delays in delivering products, and even the discontinuance of existing and planned future product replacements if the cost were to become prohibitive.

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

*Our stock price is volatile.

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

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies. In some instances, these fluctuations appear to have been unrelated or disproportionate to the operating performance of the affected companies. Any such fluctuation could harm the market price of our common stock. In addition, the current decline of the financial markets and related factors beyond our control, including the credit and mortgage crisis in both the U.S. and worldwide, may cause our stock price to decline rapidly and unexpectedly.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 31, 2009

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

2.1+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company hereby undertakes to furnish supplementally copies of any of the omitted schedules upon request by the SEC.

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.

(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.

(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.