Form 10-Q/A
period 2009-06-30
APPLIED MICRO CIRCUITS CORP
filed 2009-09-04
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

215 Moffett Park Drive,

Sunnyvale, CA

94089

Phone: (408) 542-8600

(Address, including zip code, and telephone number (including area code) of registrant’s principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company.)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 30, 2009, 66,253,094 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amended Filing”) to our Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2009, initially filed with the Securities and Exchange Commission (the “SEC”) on August 3, 2009 (the “Original Filing”), is being filed in response to comments received from the SEC in connection with a confidential treatment request with respect to Exhibit 2.1, Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009. Item 6 of Part II of the Original Filing is hereby amended to include a revised redacted version of Exhibit 2.1. In addition, this Amended Filing includes certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 and the rules of the SEC.

This Amended Filing speaks as of the date of the Original Filing with the SEC and has not been updated to reflect events occurring subsequent to such date.

PART II. OTHER INFORMATION

Item 6.	Exhibits

2.1+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of each of the omitted schedules.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 4, 2009

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ Robert G. Gargus
Robert G. Gargus Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)

EXHIBIT INDEX

Item 6.	Exhibits

2.1+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of each of the omitted schedules.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.