Form 10-Q
period 2009-09-30
APPLIED MICRO CIRCUITS CORP
filed 2009-11-02
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

As of September 30, 2009, 66,644,349 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2009	March 31, 2009
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$111,818	$99,337
Short-term investments available-for-sale	85,878	84,672
Accounts receivable, net	21,275	17,537
Inventories	19,421	26,598
Other current assets	8,356	8,871
Assets of discontinued operations	—	8,558

Total current assets	246,748	245,573
Property and equipment, net	26,237	25,749
Purchased intangibles, net	24,109	32,965
Other assets	20,303	20,323

Total assets	$317,397	$324,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,431	$16,715
Accrued payroll and related expenses	5,376	5,875
Other accrued liabilities	9,624	15,466
Deferred revenue	861	2,584

Total current liabilities	29,292	40,640
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at September 30, 2009 and March 31, 2009
Issued and outstanding shares — 66,644 at September 30, 2009 and 65,874 at March 31, 2009	667	659
Additional paid-in capital	5,908,265	5,910,493
Accumulated other comprehensive income (loss)	2,774	(6,273)
Accumulated deficit	(5,623,601)	(5,620,909)

Total stockholders’ equity	288,105	283,970

Total liabilities and stockholders’ equity	$317,397	$324,610

Note: Amounts have been derived from the March 31, 2009 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net revenues	$49,232	$64,290	$94,284	$125,489
Cost of revenues	23,796	28,576	45,971	57,002

Gross profit	25,436	35,714	48,313	68,487
Operating expenses:
Research and development	20,828	21,410	40,242	41,860
Selling, general and administrative	11,991	13,780	22,510	27,631
Amortization of purchased intangible assets	1,005	1,005	2,010	2,010
Restructuring charges (recoveries), net	(125)	140	(279)	(118)
Litigation settlement, net	—	130	—	130
Option investigation, net	—	(184)	—	163

Total operating expenses	33,699	36,281	64,483	71,676

Operating loss	(8,263)	(567)	(16,170)	(3,189)
Interest income (expense) and other-than-temporary impairments, net	(1,534)	(814)	(162)	(2,216)
Other income (expense), net	(1,891)	264	(1,674)	339

Loss from continuing operations before income taxes	(11,688)	(1,117)	(18,006)	(5,066)
Income tax expense (benefit)	(3,617)	403	(7,136)	905

Loss from continuing operations	(8,071)	(1,520)	(10,870)	(5,971)
Income (loss) from discontinued operations and gain on sale of Storage Business, net of taxes	1,347	(793)	7,044	(1,516)

Net loss	$(6,724)	$(2,313)	$(3,826)	$(7,487)

Basic and diluted income (loss) per share:
Loss per share from continuing operations	$(0.12)	$(0.02)	$(0.16)	$(0.09)
Income (loss) per share from discontinued operations	0.02	(0.02)	0.10	(0.03)

Net loss per share	$(0.10)	$(0.04)	$(0.06)	$(0.12)

Shares used in calculating basic and diluted income (loss) per share	66,469	65,150	66,270	65,007

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2009	2008
Operating activities:
Net loss	$(3,826)	$(7,487)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	3,173	3,449
Amortization of purchased intangibles	8,856	11,804
Stock-based compensation expense:
Stock options	2,090	3,703
Restricted stock units	4,292	2,502
Other-than-temporary impairment of marketable securities	3,454	6,837
Impairment of strategic investment	2,000	—
Tax benefit from other comprehensive income	(4,007)	—
Net loss on disposals of property	24	29
Gain on sale of storage business unit	(11,366)	—
Changes in operating assets and liabilities:
Accounts receivable	(3,738)	(3,099)
Inventories	6,720	3,485
Other assets	(503)	1,050
Accounts payable	(4,398)	(2,059)
Accrued payroll and other accrued liabilities	(6,365)	(244)
Deferred tax liability	—	439
Deferred revenue	(1,723)	111

Net cash provided by (used for) operating activities	(5,317)	20,520

Investing activities:
Proceeds from sales and maturities of short-term investments	415,785	339,602
Purchases of short-term investments	(406,143)	(335,619)
Purchase of property, equipment and other assets	(3,664)	(4,935)
Purchase of strategic investment	(1,000)	—
Proceeds from sale of storage business unit	21,527	—

Net cash provided by (used for) investing activities	26,505	(952)

Financing activities:
Net proceeds from issuance of common stock	1,767	1,615
Funding of structured stock repurchase agreements	(21,797)	—
Funds received from structured stock repurchase agreements	12,044	—
Other	(721)	(63)

Net cash used for financing activities	(8,707)	1,552

Net increase in cash and cash equivalents	12,481	21,120
Cash and cash equivalents at the beginning of the period	99,337	42,689

Cash and cash equivalents at the end of the period	$111,818	$63,809

Supplementary cash flow disclosures:
Cash paid for:
Interest	$—	$3

Income taxes	220	555

Unrealized gains (losses) on available-for-sale securities	13,081	(4,025)

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AppliedMicro” or the “Company”) and its wholly-owned subsidiaries and entities which are variable interest entities (“VIE”) of which the Company is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its strategic alliances for potential classification as variable interest entities by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses and the Company’s share of respective expected losses. The Company determined that it is the primary beneficiary of one variable interest entity and has included the accounts of this entity in the consolidated financial statements (see Note 10). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In preparing the financial statements, we have evaluated subsequent events, which are events that occur after the balance sheet date but before financial statements are issued or are available to be issued, through October 30, 2009, which is the date that the financial statements were issued.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to inventory valuation, warranty liabilities and revenue reserves, which affects its revenues, cost of sales and gross margin; allowance for doubtful accounts, which affects its operating expenses; the unrealized losses on its short-term marketable securities, which affects its interest income (expense), net; the valuation of purchased intangibles, which affects its amortization and impairments of purchased intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects its operating expenses; the valuation of deferred income taxes, which affects its income tax expense (benefit); and stock-based compensation, which affects its gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

On September 30, 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 amends FASB Accounting Standards Codification (“ASC”) No. 820 by providing additional guidance on measuring the fair value of certain alternative investments (“the amended guidance”). Under the amended guidance, entities are permitted, as a practical expedient, to estimate the fair value of investments within its scope using the net asset value (“NAV”) per share of the investment as of the reporting entities’ measurement dates.

The amended guidance applies only to investments in entities that calculate NAV (or its equivalent, such as member units or an ownership interest in partners’ capital) consistent with the measurement principles of ASC 946 (i.e., entities that measure investment assets at fair value on a recurring basis). In addition, use of the practical expedient is not permitted for investments that have a readily determinable fair value, or if it is probable as of the measurement date that the entity will sell the investment (or a portion of the investment) for an amount other than NAV.

The amended guidance also requires additional disclosures to better enable users of the financial statements to understand the nature and risks of the reporting entity’s alternative investments. The additional disclosures are required for all investments within the scope of ASU 2009-12 regardless of whether the practical expedient is applied.

The amended guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009. Early adoption is permitted if financial statements for prior periods have not been issued. Entities that elect to early adopt may defer the additional disclosure requirements of the ASU until the effective date. The Company does not expect the adoption of ASU 2009-12 to have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”), which becomes effective the first annual reporting period after November 15, 2009 and will be effective for the Company in the fiscal year ended March 31, 2011. This Statement amends FASB Interpretation No. 46(R), “Consolidation of Variable Interest Entities — an interpretation of ARB No. 51,” to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is evaluating the potential impact of the implementation of SFAS 167 on its consolidated financial statements.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	September 30, 2009	March 31, 2009
	(In thousands)
Accounts receivable	$22,261	$18,688
Less: allowance for bad debts	(986)	(1,151)

	$21,275	$17,537

Inventories:

	September 30, 2009	March 31, 2009
	(In thousands)
Finished goods	$15,695	$20,170
Work in process	2,750	5,324
Raw materials	976	1,104

	$19,421	$26,598

Other current assets:

	September 30, 2009	March 31, 2009
	(In thousands)
Prepaid expenses	$6,881	$7,434
Deposits	726	634
Other	749	803

	$8,356	$8,871

Property and equipment:

	Useful Life	September 30, 2009	March 31, 2009
	(In years)	(In thousands)
Machinery and equipment	5-7	$33,892	$34,546
Leasehold improvements	1-15	9,606	9,375
Computers, office furniture and equipment	3-7	50,222	51,843
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		106,276	108,320
Less: accumulated depreciation and amortization		(80,039)	(82,571)

		$26,237	$25,749

Purchased intangibles (in thousands):

	September 30, 2009			March 31, 2009
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Developed technology	$425,000	$(408,375)	$16,625	$425,000	$(401,528)	$23,472
Customer relationships	6,330	(5,101)	1,229	6,330	(4,976)	1,354
Patents/core technology rights/tradenames	62,305	(56,050)	6,255	62,305	(54,166)	8,139

	$493,635	$(469,526)	$24,109	$493,635	$(460,670)	$32,965

As of September 30, 2009, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal years ending March 31,
2010 (remaining)	$5,250	$2,009	$7,259
2011	10,500	4,018	14,518
2012	875	852	1,727
2013	—	250	250
2014	—	250	250
Thereafter	—	105	105

Total	$16,625	$7,484	$24,109

Other assets:

	September 30, 2009	March 31, 2009
	(In thousands)
Non-current portion of prepaid expenses	$10,074	$10,860
Strategic investments	6,000	7,000
Other	4,229	2,463

	$20,303	$20,323

Strategic Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s condensed consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the three months ended September 30, 2009, the Company determined one of its strategic investments was other-than-temporarily impaired. The strategic investment amount of $2.0 million was written down to zero and recognized under other income, net. The Company has reviewed its other strategic investments on a nonrecurring basis and concluded there was no material other-than-temporary impairment as of September 30, 2009.

Short-term investments:

The following is a summary of available-for-sale investments by type of instruments (in thousands):

	September 30, 2009				March 31, 2009
	Amortized Cost	Unrealized		Estimated Fair Value	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$8,916	$—	$—	$8,916	$8,047	$—	$—	$8,047
Cash equivalents	102,902	—	—	102,902	91,290	—	—	91,290
US Treasury securities and agency bonds	1,159	70	—	1,229	1,166	79	—	1,245
Corporate bonds	4,430	262	43	4,649	4,541	10	232	4,319
Mortgage backed and asset backed securities*	20,044	—	292	19,752	21,372	631	607	21,396
Closed-end bond funds	39,956	6,997	168	46,785	45,031	789	3,850	41,970
Preferred stock	13,455	8	—	13,463	18,809	28	3,095	15,742

	$190,862	$7,337	$503	$197,696	$190,256	$1,537	$7,784	$184,009

Reported as:
Cash and cash equivalents				$111,818				$99,337
Short-term investments available-for-sale				85,878				84,672

				$197,696				$184,009

The established guidelines for measuring fair value and expanded disclosures regarding fair value measurements are defined as a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

The following is a summary of available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2009				March 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$8,916	$—	$—	$8,916	$8,047	$—	$—	$8,047
Cash equivalents	102,902	—	—	102,902	91,290	—	—	91,290
US Treasury securities and agency bonds	1,229	—	—	1,229	1,245	—	—	1,245
Corporate bonds	—	4,649	—	4,649	—	4,319	—	4,319
Mortgage backed and asset backed securities*	—	19,752	—	19,752	—	21,396	—	21,396
Closed-end bond funds	46,785	—	—	46,785	41,970	—	—	41,970
Preferred stock	—	13,463	—	13,463	—	15,742	—	15,742

	$159,832	$37,864	$—	$197,696	$142,552	$41,457	$—	$184,009

Reported as:
Cash and cash equivalents	$111,818	$—	$—	$111,818	$99,337	$—	$—	$99,337
Short-term investments available-for-sale	48,014	37,864	—	85,878	43,215	41,457	—	84,672

	$159,832	$37,864	$—	$197,696	$142,552	$41,457	$—	$184,009

*	At September 30, 2009 and March 31, 2009 approximately $15.0 million and $16.6 million of the amounts presented were mortgage-backed securities, respectively.

The fair value of non-marketable strategic investments, on a non-recurring basis, based on Level 3 inputs, as of September 30, 2009 was zero and the impairment for the three and six months ended was approximately $2.0 million. The fair value of this investment was based on current cash position and recent operational performance.

At September 30, 2009, the cost and estimated fair values of available-for-sale securities with stated maturities are U.S. Treasury securities and agency bonds, corporate bonds, mortgage-backed, asset-backed securities and options, by contractual maturity are as follows (in thousands):

	Cost	Fair Value
Less than 1 year	$4	$4
Mature in 1–2 years	205	200
Mature in 3–5 years	9,347	9,422
Mature after 5 years	16,081	16,201

	$25,637	$25,827

The following is a summary of gross unrealized losses as of September 30, 2009 (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$541	$43	$—	$—	$541	$43
Mortgage-backed and asset-backed securities	4,005	292	—	—	4,005	292
Closed-end bond funds	8,110	168	—	—	8,110	168

	$12,660	$503	$—	$—	$12,660	$503

Other-Than-Temporary Impairment

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

Based on an evaluation of securities that have been in a loss position at September 30, 2009, the Company determined it holds certain securities that it intends to sell and based on other qualitative factors, like the ability and intent to hold the securities until a recovery of amortized cost, has therefore recognized an other-than-temporary impairment charge of approximately $3.3 million and $3.5 million, the extent of its unrealized losses, for the three and six months ended September 30, 2009, respectively, under interest income (expense) and other-than-temporary impairment, net. The other-than-temporary impairment charge for the three and six months ended September 30, 2008 was approximately $3.4 million and $6.8 million respectively. As of September 30, 2009, the Company also has $7.3 million in unrealized gains. The basis for computing realized gains or losses is by specific identification.

Other accrued liabilities:

	September 30, 2009	March 31, 2009
	(In thousands)
Executive deferred compensation	$4,222	$2,463
Employee related liabilities	1,771	1,896
Warranty	226	1,285
Restructuring liabilities	498	4,142
Professional services	896	644
Other taxes	325	220
Product development cost	—	2,000
Other	1,686	2,816

	$9,624	$15,466

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Beginning balance	$1,129	$1,507	$1,285	$1,475
Charged to (reductions in) costs of revenues*	(777)	(66)	(659)	46
Claims incurred	(26)	(121)	(137)	(161)
Adjustments to estimated liability	(100)	—	(263)	(40)

Ending balance	$226	$1,320	$226	$1,320

*	The amounts in 2009 include a $0.8 million reduction in warranty reserve related to the sale of our 3ware storage adapter business which was settled for $0.5 million.

Interest income (expense) and other-than-temporary impairment, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Interest income	$1,511	$2,639	$3,169	$5,093
Net realized loss on short-term investments	234	(9)	123	(469)
Impairment of marketable securities	(3,279)	(3,443)	(3,454)	(6,837)
Interest expense	—	(1)	—	(3)

	$(1,534)	$(814)	$(162)	$(2,216)

Other income (expense), net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Impairment of strategic investment	$(2,000)	$—	$(2,000)	$—
Net gain (loss) on disposals of property	21	—	20	$(29)
Net foreign currency gain (loss)	11	—	8	(1)
Other	77	264	298	369

	$(1,891)	$264	$(1,674)	$339

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net income (loss):
From continuing operations	$(8,071)	$(1,520)	$(10,870)	$(5,971)
From discontinued operations, net of taxes	1,347	(793)	7,044	(1,516)

Net loss	$(6,724)	$(2,313)	$(3,826)	$(7,487)

Shares used in net income (loss) per share computation:
Weighted average common shares outstanding	66,469	65,150	66,270	65,007
Net effect of dilutive common share equivalents	—	—	—	—

Shares used in basic and diluted net income (loss) per share computation	66,469	65,150	66,270	65,007

Basic and diluted net income (loss) per share:
From continuing operations	$(0.12)	$(0.02)	$(0.16)	$(0.09)
From discontinued operations, net of taxes	0.02	(0.02)	0.10	(0.03)

Net loss per share	$(0.10)	$(0.04)	$(0.06)	$(0.12)

The effect of dilutive securities (comprised of options, restricted stock units and warrants) totaling 1.9 million and 1.3 million equivalent shares for the three and six months ended September 30, 2009, respectively, and dilutive securities (comprised of options and restricted stock units) totaling 0.2 million equivalent shares for both the three and six months ended September 30, 2008, respectively, have been excluded from the loss per share computation, as their impact would be anti-dilutive because the company has incurred losses in the periods presented.

3. RESTRUCTURING CHARGES

The Company recognizes restructuring costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the restructuring programs initiated by the Company is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Liability, March 31, 2008	$725	$853	$—	$1,578
Charged to continuing operations	5,850	792	2,359	9,001
Charged to discontinued operations	126	—	—	126
Cash payments	(3,745)	(451)	—	(4,196)
Non-cash charges	(1,130)	—	(859)	(1,989)
Reductions to estimated liability	(258)	(120)	—	(378)

Liability, March 31, 2009	$1,568	$1,074	$1,500	$4,142

Cash payments	(1,414)	(451)	(1,500)	(3,365)
Reductions to estimated liability	(154)	(125)	—	(279)

Liability, September 30, 2009	$—	$498	$—	$498

The following table provides detailed activity related to the restructuring programs as of September 30, 2009 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Prior Fiscal Years’ Completed Restructuring Programs
Liability, March 31, 2008	$377	$—	$—	$377
Cash payments	(157)	—	—	(157)
Reductions to estimated liability	(220)	—	—	(220)

Liability, March 31, 2009	$—	$—	$—	$—

Prior Fiscal Years’ Active Restructuring Programs
Liability, March 31, 2008	$348	$853	$—	$1,201
Charged to continuing operations	1,163	—	—	1,163
Charged to discontinued operations	126	—	—	126
Cash payments	(1,448)	(451)	—	(1,899)
Non-cash charge	(57)	—	—	(57)
Reductions to estimated liability	(38)	(120)	—	(158)

Liability, March 31, 2009	$94	$282	$—	$376

Cash payments	—	(188)	—	(188)
Reductions to estimated liability	(94)	—	—	(94)

Liability, September 30, 2009	$—	$94	$—	$94

February 2009 Restructuring Program
Charged to continuing operations	$4,687	$792	$2,359	$7,838
Cash payments	(2,140)	—	—	(2,140)
Non-cash charge	(1,073)	—	(859)	(1,932)

Liability, March 31, 2009	$1,474	$792	$1,500	$3,766

Cash payments	(1,414)	(263)	(1,500)	(3,177)
Reductions to estimated liability	(60)	(125)	—	(185)

Liability, September 30, 2009	$—	$404	$—	$404

Prior Fiscal Years’ Completed Restructuring Programs

The July 2007 restructuring program consisted of the elimination of 29 positions. As a result of the July 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During fiscal 2008, the Company paid down part of its remaining liabilities related to this restructuring program. During the three months ended June 30, 2008, the Company recorded a reversal of the remaining liabilities through restructuring expense.

The September 2007 restructuring program consisted of the elimination of 28 positions. As a result of the September 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During fiscal 2008, the Company recorded an additional $0.1 million for employee severances and paid down part of its remaining liability. During the three months ended June 30, 2008, the Company reduced its estimated liability related to this restructuring program by $0.2 million through restructuring expense. During the three months ended September 30, 2008, the Company paid all remaining liabilities related to this restructuring program.

Prior Fiscal Years’ Active Restructuring Programs

The March 2008 restructuring program was implemented to reduce job redundancies and consisted of the elimination of 20 positions. As a result of the March 2008 restructuring program, the Company recorded a net charge of $1.6 million, consisting of $0.4 million for employee severances, $0.9 million for operating lease impairment and $0.3 million for an asset impairment. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program and recorded a reversal for part of its liabilities which was no longer required to complete the restructuring activities. During the six months ended September 30, 2009, the Company paid down part of its remaining liabilities.

The September 2008 restructuring program was implemented to realign and focus the Company’s resources on its core competencies and consisted of the elimination of 30 positions. As a result of the September 2008 restructuring program, the Company recorded a net charge of $1.2 million to continuing operations and $0.1 million to discontinued operations. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program. During the three months ended June 30, 2009, the Company recorded a reversal of approximately $0.1 million for liabilities, which was no longer required to complete the restructuring activities.

Current Fiscal Year’s Restructuring Program

In February 2009, the Company implemented another restructuring program. The February 2009 restructuring program was implemented to reduce its expenses and excess capacity in response to the worsening economic conditions. The restructuring program consisted of the elimination of approximately 100 positions. As a result of the February 2009 restructuring program, the Company recorded a net charge of $7.8 million, consisting of $4.7 million for employee severances, $0.8 million for operating lease impairment, $1.5 million in contract cancellation charges for a cancelled project and $0.8 million for an asset impairment. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program. During the six months ended September 30, 2009, the Company paid down part of its remaining liabilities related to this restructuring program and recorded a reversal of approximately $0.2 million for part of its liabilities, which was no longer required to complete the restructuring activities.

4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax where applicable, are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Net loss	$(6,724)	$(2,313)	$(3,826)	$(7,487)
Change in net unrealized gain (loss) on investments	3,837	(4,657)	10,293	(4,025)
Cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	—	—	(1,134)	—
Foreign currency translation adjustment gain (loss)	(16)	7	(112)	6

	$(2,903)	$(6,963)	$5,221	$(11,506)

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

Common Stock

At September 30, 2009, the Company had 375.0 million shares authorized for issuance and approximately 66.6 million shares issued and outstanding. At March 31, 2009, there were approximately 65.9 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended September 30, 2009, 0.2 million shares were issued under this plan. During the fiscal year ended March 31, 2009, approximately 0.5 million shares were issued under this plan. At September 30, 2009, approximately 3.9 million shares had been issued under this plan and approximately 0.9 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the six months ended September 30, 2009 and the fiscal year ended March 31, 2009, no shares were repurchased on the open market. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 8.9 million shares at a weighted average price of $11.74 per share. All repurchased shares were retired upon delivery to the Company. The Board has reinstated the stock repurchase program and the Company will begin to repurchase shares under the approved repurchase plan.

The Company also utilizes structured stock repurchase agreements to buy back shares which are prepaid written put options on its common stock. The Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of its common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of its common stock is above the pre-determined price, the Company will have its cash investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement inception. The Company considers the guidance in ASC 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and ASC 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Any cash received, including the premium, is treated as additional paid in capital on the balance sheet.

During the six months ended September 30, 2009, the Company entered into structured stock repurchase agreements totaling $21.8 million. For those agreements that had been settled during the six months ended September 30, 2009, the Company received approximately $12.0 million in cash. During the fiscal year ended March 31, 2009, the Company did not enter into any structured stock repurchase agreements. At September 30, 2009, the Company had two outstanding structured stock repurchase agreements for a total of $10.0 million, of which one settled for approximately $5.2 million in cash in October 2009. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $237.5 million. Upon settlement of these agreements, the Company received $148.6 million in cash and 7.8 million shares of its common stock at an effective purchase price of $10.12 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of September 30, 2009 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	103,966	8,856	11.74
Structured stock repurchase agreements*	90,517	7,797	11.61

Total repurchases	$194,483	16,653	$11.68

Available for repurchase	$105,517

*	The amounts above do not include gains of $11.6 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $10.12 share and for total repurchases would have been $10.98 per share.

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

In May 2009, Dr. Gopi, our CEO, was awarded 300,000 stock options for “Extraordinary Accomplishment.” These options will vest only if Company performance milestones are satisfied; otherwise they will expire unvested. The first milestone for 75,000 shares will vest only if we achieve an annual revenue target of $270 million or more for any fiscal year from fiscal 2010 through fiscal 2013. The next milestone for another 75,000 shares will vest only if we achieve an annual revenue target of $310 million or more for any fiscal year from fiscal 2010 through fiscal 2013 or an annual revenue target of $350 million or more for fiscal 2014. The last milestone for 150,000 shares will vest only if we achieve an annual operating margin of 13.5% of annual revenue by fiscal 2013. The Company evaluates the probability of achieving the milestones and adjusts any stock option expense accordingly under stock-based compensation expense.

At September 30, 2009 and March 31, 2009, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans during the six months ended September 30, 2009 is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	7,923	$13.60
Granted	991	7.51
Exercised	(253)	4.30
Forfeited	(1,697)	13.31

Outstanding at the end of the period	6,964	$13.14

Vested at the end of the period	4,269	$16.96

At September 30, 2009, the weighted average remaining contractual term for options outstanding is 4.8 years and for options vested is 3.6 years.

The aggregate pretax intrinsic value of options exercised during the six months ended September 30, 2009 was $0.9 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2009 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.52 - $ 7.12	1,824	$5.89	6.59	207	$4.88
7.13 - 8.56	1,435	7.95	6.91	501	7.88
8.57 - 12.84	1,596	12.26	2.92	1,485	12.23
12.85 - 19.80	1,414	14.64	4.04	1,381	14.65
19.81 - 300.13	695	41.81	1.93	695	41.81
$ 0.52 - $ 300.13	6,964	$13.14	4.83	4,269	$16.96

As of September 30, 2009, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $2.1 million and options outstanding was $10.4 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $9.99 on September 30, 2009.

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

In May 2009, the Committee issued three-year RSU grants, or “EBITDA Grants”, for fiscal 2010. Vesting for the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. For fiscal 2010, up to 36% of the three-year performance pool can vest. Approximately 18% can vest for “at plan” Company performance, 24% can vest for “stretch” Company performance and 36% can vest for “extraordinary” Company performance. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense accordingly under stock-based compensation expense.

Restricted stock unit activity during the six months ended September 30, 2009 is set forth below:

Restricted Stock Units Outstanding Number of Shares
(in thousands)
Outstanding at the beginning of the year	1,467
Awarded	3,408
Vested	(417)
Cancelled	(505)

Outstanding at the end of the period	3,953

The weighted average grant-date fair value per share of restricted stock units granted during the six months ended September 30, 2009 was $6.60, and the weighted average remaining contractual term for the restricted stock units outstanding as of September 30, 2009 was 2.6 years.

Based on the closing price of the Company’s common stock of $9.99 on September 30, 2009, the total pretax intrinsic value of all outstanding restricted stock units on that date was $39.5 million.

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

The warrant expires on July 15, 2014 and has an exercise price of $0.01. The first tranche is for 33% and will vest on the 12-month anniversary of the agreement date and the remaining 67% will vest 8% every three months beginning on the 15th month after the agreement date until the warrant is 100% vested provided that “certain milestones” are achieved by the 12-month anniversary of the agreement date. If at any time, Veloce achieves the “project milestone,” the warrant will vest 100% on the date the “project milestone” is achieved. Recognition of expense related to the warrant agreement is initially dependent upon whether the “certain milestones” are probable of being achieved. The Company assesses the probability of the “certain milestones” being achieved each reporting period. As of September 30, 2009, none of the warrants have vested.

6. STOCK-BASED COMPENSATION

The Company estimates the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the options granted during the three months ended September 30, 2009 and 2008 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,
	Employee Stock Options		Employee Stock Purchase Plans
	2009	2008	2009	2008
Expected life (years)	3.9	3.9	0.5	0.5
Risk-free interest rate	2.2%	3.0%	0.3%	1.9%
Volatility	54%	43%	53%	43%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$3.73	$2.79	$2.59	$2.13

The weighted average fair value per share of the restricted stock units awarded was $7.52 and $6.60 during the three and six months ended September 30, 2009, respectively, compared to $8.57 and $8.95 during the three and six months ended September 30, 2008, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Effective April 1, 2009, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 5.2% to 5.8% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense by type of awards
Stock options (including stock purchase program)	$1,053	$1,493	$2,088	$3,463
Restricted stock units	2,751	1,200	4,344	2,099

Total stock-based compensation	3,804	2,693	6,432	5,562
Stock-based compensation expensed from (capitalized to) inventory	(37)	(64)	(50)	(64)

Total stock-based compensation expense	$3,767	$2,629	$6,382	$5,498

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Stock-based compensation expense by type of awards
Cost of revenues	$180	$146	$304	$320
Research and development	1,594	923	2,866	2,041
Selling, general and administrative	2,030	1,624	3,262	3,201

Total stock-based compensation	$3,804	$2,693	$6,432	$5,562
Stock-based compensation expensed from (capitalized to) inventory	(37)	(64)	(50)	(64)

Total stock-based compensation expense	$3,767	$2,629	$6,382	$5,498

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2014 related to unvested share-based payment awards at September 30, 2009 is $31.9 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.0 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

7. CONTINGENCIES

Legal Proceedings

The Company acquired JNI Corporation (“JNI”) in October 2003. In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS). A settlement has been reached in all of the cases. On October 6, 2009, the Court issued an order granting final approval of the settlement and dismissing the case. The Court's order is subject to appeal. Any appeal must be filed within 30 days of the date on which the Court's order was entered. Should the order approving the settlement be overturned on appeal and the final approval vacated, the Company’s liability, if any, could not be reasonably estimated at this time.

8. INCOME TAXES

The Company adopted the provisions of ASC 740-10, as it relates to accounting for uncertainty in income taxes, on April 1, 2007. The adoption of these aspects ASC 740-10 was not material to the financial statements due to a full valuation allowance against deferred tax assets. The total amount of unrecognized tax benefits as of April 1, 2009, was $38.6 million, including interest and penalties. During the quarter ended September 30, 2009, additional unrecognized tax benefits of $21,000 were recorded. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three months ended September 30, 2009 and 2008. The Company’s income tax benefit for the three months ended September 30, 2009 was $3.6 million as compared to an income tax expense of $0.4 million during the three months ended September 30, 2008. The decrease in the income tax expense recorded for the three months ended September 30, 2009 compared to September 30, 2008, was primarily related to discontinued operations, other comprehensive income and an increase in refundable tax credits available to the Company. During the six months ended September 30, 2009, the Company recorded a tax charge of approximately $3.3 million to discontinued operations in connection with the sale of the Company’s 3ware storage adapter business and concurrently recorded the same amount as an income tax benefit to continuing operations. In applying the exception to the general principle of intra-period tax allocations under ASC 740-10, the Company considered income recognized both in discontinued operations and other comprehensive income. Accordingly, the allocation of the current year tax provision included recognizing $7.3 million tax benefit arising from the loss from continuing operations and the offsetting tax expense was allocated on a pro rata basis to discontinued operations and other comprehensive income of $3.3 million and $4.0 million, respectively, for the six-month period ended September 30, 2009.

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

The Company completed the Transaction on April 21, 2009. The purchase price for the Transaction was approximately $20.0 million, subject to adjustments based on the level of inventory and products in the channel at the closing of the Transaction. After adjustments for the level of inventory of $0.7 million and products in the channel of $0.8 million, the final adjusted price of the Transaction was approximately $21.5 million. During the three months ended September 30, 2009, the Company and LSI reached an agreement to end the warranty support portion of the Purchase Agreement. As a result of the Transaction, the Company decreased its number of full-time employees by approximately 56.

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

During the six months ended September 30, 2009, the Company recognized a tax charge of approximately $3.3 million to discontinued operations in connection with the sale of the Company’s 3ware storage adapter business and concurrently recorded the same amount as an income tax benefit to continuing operations.

10. VELOCE

On May 17, 2009, the Company entered into agreements with Veloce pursuant to which Veloce has agreed to perform product development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock, which will vest upon the achievement of both certain performance and time-based milestones.

The Company has determined that Veloce, a California corporation, is a VIE by evaluating the sufficiency of the entity’s equity investment at risk to absorb losses and the Company’s share of respective expected losses and determined that the Company is the primary beneficiary of the VIE. The Company has included the accounts of Veloce in the consolidated financial statements and all significant intercompany balances and transactions have been eliminated in consolidation.

Under the merger agreement between the Company and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, the Company also agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. The Company also has the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $5 million up to approximately $100 million, subject to adjustments. The final price would be based upon the achievement and timing of achieving multiple performance milestones and currently is not determinable. The form of consideration used for the merger, cash or the Company’s stock, would be determined by the Company at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions set forth in the agreement. The agreements permit the Company to appoint one individual to serve on Veloce’s Board of Directors and Board committees.

In addition, the Company has provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to the Company. If the Company commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by the Company. The $1.5 million promissory note has been eliminated in consolidation. The Company will pay Veloce $1.5 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and the Company will recognize the payments as research and development expenses when such operating costs have been incurred by Veloce.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2009 and 2008. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

The following tables present a summary of our results of operations for the three and six months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$49,232	100.0%	$64,290	100.0%	$(15,058)	(23.4)%
Cost of revenues	23,796	48.3	28,576	44.4	(4,780)	(16.7)

Gross profit	25,436	51.7	35,714	55.6	(10,278)	(28.8)
Total operating expenses	33,699	68.4	36,281	56.4	(2,582)	(7.1)

Operating loss	(8,263)	(16.7)	(567)	(0.8)	(7,696)	(1,357.3)
Interest and other income (expense), net	(3,425)	(7.0)	(550)	(0.9)	(2,875)	(522.7)

Loss from continuing operations before income taxes	(11,688)	(23.7)	(1,117)	(1.7)	(10,571)	(946.4)
Income tax expense (benefit)	(3,617)	(7.3)	403	0.6	(4,020)	(997.5)

Loss from continuing operations	(8,071)	(16.4)	(1,520)	(2.3)	(6,551)	(431.0)
Income (loss) from discontinued operations, net of taxes	1,347	2.7	(793)	(1.3)	2,140	269.9

Net loss	$(6,724)	13.7%	$(2,313)	(3.6)%	$(4,411)	(190.7)%

	Six Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$94,284	100.0%	$125,489	100.0%	$(31,205)	(24.9)%
Cost of revenues	45,971	48.8	57,002	45.4	(11,031)	(19.4)

Gross profit	48,313	51.2	68,487	54.6	(20,174)	(29.5)
Total operating expenses	64,483	68.4	71,676	57.1	(7,193)	(10.0)

Operating loss	(16,170)	(17.2)	(3,189)	(2.5)	(12,981)	(407.1)
Interest and other income (expense), net	(1,836)	(1.9)	(1,877)	(1.5)	41	2.2

Loss from continuing operations before income taxes	(18,006)	(19.1)	(5,066)	(4.0)	(12,940)	(255.4)
Income tax expense (benefit)	(7,136)	(7.6)	905	0.8	(8,041)	(888.5)

Loss from continuing operations	(10,870)	(11.5)	(5,971)	(4.8)	(4,899)	(82.0)
Income (loss) from discontinued operations, net of taxes	7,044	7.5	(1,516)	(1.2)	8,560	564.6

Net loss	$(3,826)	(4.0)%	$(7,487)	(6.0)%	$3,661	48.9%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.

In July 2008, we entered into a Patent Purchase Agreement (the “Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies which were no longer core to our long-term strategic direction and product road maps for an aggregate purchase price of $33.0 million. The purchase price is being paid over three years in equal quarterly payments of $3.0 million each beginning in the three months ended September 30, 2008. Due to the nature of the payment terms, related revenue is being recorded as the payments are received beginning in the quarter ended September 30, 2008. Under the Agreement, we and our affiliates have retained a worldwide and non-exclusive right to manufacture and sell existing AppliedMicro products that utilize technology covered by the patents. Prior to the due date of the final payment, Qualcomm is permitted to withhold a portion of the total purchase price in the event we breach the representations, warranties or covenants that we made under the Agreement.

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

For these and other reasons, our net revenue and results of operations for the three and six months ended September 30, 2009 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that was equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Avnet (distributor)	28%	26%	26%	28%
Flextronics (sub-contract manufacturer)	*	13%	*	11%
Hon Hai (sub-contract manufacturer)	14%	*	13%	*

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2009		2008		2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$17,428	35.4%	$18,583	28.9%	$32,968	35.0%	$36,124	28.8%
Other North America	1,734	3.5	7,389	11.5	4,344	4.6	12,691	10.1
Europe	9,267	18.8	8,970	14.0	16,234	17.2	18,157	14.5
Asia	20,650	41.9	29,078	45.2	40,340	42.8	58,021	46.2
Other	153	0.4	270	0.4	398	0.4	496	0.4

	$49,232	100.0%	$64,290	100.0%	$94,284	100.0%	$125,489	100.0%

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

Under the Asset Purchase Agreement with LSI Corporation (the “Purchase Agreement”), which we entered on April 5, 2009, we sold substantially all of the operating assets (other than patents) of our 3ware storage adapter business. The assets sold included customer contracts, inventory, fixed assets, certain intellectual property and other assets, as well as rights to the name “3ware.” The purchase price, adjusted for the level of inventory and products in the channel at the closing of the Transaction, was approximately $21.5 million.

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

Since the start of fiscal 2008, we have invested a total of $211.0 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced. As a result of restructuring activities associated with these downturns, we have discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

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

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of September 30, 2009, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $7.3 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $0.1 million.

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

Intangible assets need to be tested for potential impairment at the reporting unit level on at least an annual basis and between annual tests in certain circumstances. Application of the intangible assets impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units and determining the fair value of each reporting unit. The intangible assets impairment test compares the fair value of the reporting unit with the carrying value of the reporting unit. The implied fair value of intangible assets is determined in the same manner as in a business combination. Determining the implied fair value of the intangible assets is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether or not an impairment charge is recognized and also the magnitude of any such charge. Estimates of fair value are primarily determined using discounted cash flows for each reporting unit and market comparisons from relevant industries for each reporting unit. These approaches use significant estimates and assumptions, including projection and timing of future cash flows, discount rates reflecting the risk inherent in future cash flows, perpetual growth rates, determination of appropriate market comparables, and determination of whether a premium or discount should be applied to comparables. It is possible that the plans and estimates used to value these assets may differ from actual outcomes.

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The current rapidly changing economic climate and volatile financial markets have created an environment in which it is difficult to make accurate estimates and assumptions on which we base our judgments. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-

temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If more likely than not, we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that it will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In the three and six months ended September 30, 2009, we recorded other-than-temporary impairment charges of $3.3 million and $3.5 million to current earnings. For the three months ended September 30, 2009, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $0.5 million as we believe that such unrealized losses are temporary. As of September 30, 2009, we also had $7.3 million in unrealized gains. For the year ended March 31, 2009 we recorded other-than-temporary impairment charges of $17.1 million to current earnings.

Fair Value of Financial Instruments

Beginning April 1, 2008, short term investments and long term marketable securities are recorded at fair value in our condensed consolidated balance sheet and are categorized based upon the level of judgment associated with inputs used to measure their fair value. In April 2009, the FASB provided additional guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly for making fair value measurements more consistent and provided guidance in determining whether a market is active or inactive, and whether a transaction is distressed. The annual disclosure requirements are now also required in interim periods. ASC 820-10 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting certain facilities may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. In fiscal 2009, we recorded a net charge of $8.7 million for our restructuring activities, of which $0.1 million has been reclassified to discontinued operations. In the six months ended September 30, 2009, we recorded a reversal of restructuring charges of approximately $0.3 million associated with our restructuring actions. For a full description of our restructuring activities, refer to our discussion of restructuring charges in Note 3 to the condensed consolidated financial statements, included in Part I, Item 1 of this report.

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

Stock-Based Compensation Expense

All share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on their respective grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date by equally weighting the historical volatility and the implied volatility of our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. We currently estimate when and if performance-based options will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we consider the award to be probable, expense is recorded over the estimated service period. To the extent that our assumptions are incorrect, the amount of stock-based compensation recorded will be increased or decreased. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

Revenue Recognition

We recognize revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until the applicable customer’s acceptance criteria have been met. The criteria are usually met at the time of product shipment, except for shipments to distributors with rights of return. The portion of revenue from shipments to distributors subject to rights of return is deferred until the agreed upon percentage of return or cancellation privileges lapse. Revenue from shipments to distributors without return rights is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on our experience with product returns and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA (Free Carrier) shipping point. If actual returns or pricing adjustments exceed our estimates, we would record additional reductions to revenue.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended September 30, 2009 to the Three and Six Months Ended September 30, 2008

Net Revenues. Net revenues for the three and six months ended September 30, 2009 were $49.2 million and $94.3 million, representing an decrease of 23.4% and 24.9% from net revenues of $64.3 million and $125.5 million for the three and six months ended September 30, 2008, respectively. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Process	$25,085	51.0%	$33,297	51.8%	$(8,212)	(24.7)%
Transport	24,147	49.0	30,993	48.2	(6,846)	(22.1)

	$49,232	100.0%	$64,290	100.0%	$(15,058)	(23.4)%

	Six Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Process	$50,165	53.2%	$67,194	53.5%	$(17,029)	(25.3)%
Transport	44,119	46.8	58,295	46.5	(14,176)	(24.3)

	$94,284	100.0%	$125,489	100.0%	$(31,205)	(24.9)%

During the three months ended September 30, 2009, revenues, as anticipated, partially recovered from the prior two quarter’s economic recession and overall softness in demand reflected in the lower volumes that resulted in lower revenues. In addition, during the three and six months ended September 30, 2009, we also recorded $3.0 million and $6.0 million in licensing revenues, respectively, under Transport from the sale of certain non-core patents and associated rights. Net revenues for the three months ended September 30, 2008 represented a recovery from the prior downward inventory corrections by our customers and product transitions as well as an overall softness in demand. We expect revenues from continuing operations to increase by 5% to 8% in the three months ending December 31, 2009, compared to the three months ended September 30, 2009.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$49,232	100.0%	$64,290	100.0%	$(15,058)	(23.4)%
Cost of revenues	23,796	48.3	28,576	44.4	(4,780)	(16.7)

Gross profit	$25,436	51.7%	$35,714	55.6%	$(10,278)	(28.8)%

	Six Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$94,284	100.0%	$125,489	100.0%	$(31,205)	(24.9)%
Cost of revenues	45,971	48.8	57,002	45.4	(11,031)	(19.4)

Gross profit	$48,313	51.2%	$68,487	54.6%	$(20,174)	(29.5)%

The gross profit percentage for the three and six months ended September 30, 2009 decreased to 51.7% and 51.2%, compared to 55.6% and 54.6% for the three and six months ended September 30, 2008, respectively. The decrease in our gross profit percentage was primarily due to an unfavorable product mix, an overall decrease in net revenues and an unfavorable overhead adjustment, offset by $3.0 million and $6.0 million in revenue from the sale of our non-core patents and associated rights to Qualcomm and the sale of $0.3 million and $0.7 million of previously reserved inventory, during the three and six months ended September 30, 2009, respectively.

The amortization of purchased intangible assets included in cost of revenues during the three and six months ended September 30, 2009 was $3.3 million and $6.9 million compared to $3.9 million and $7.7 million for the three and six months ended September 30, 2008, respectively. Based on the amount of capitalized purchased intangibles on the balance sheet as of September 30, 2009, we expect amortization expense for purchased intangibles charged to cost of revenues to be $12.1 million in fiscal 2010, $10.5 million in fiscal 2011 and $0.9 million for fiscal 2012. Future acquisitions of businesses may result in substantial additional charges, which would impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and six months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$20,828	42.3%	$21,410	33.3%	$(582)	(2.7)%
Selling, general and administrative	$11,991	24.4%	$13,780	21.4%	$(1,789)	(13.0)%

	Six Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$40,242	42.7%	$41,860	33.4%	$(1,618)	(3.9)%
Selling, general and administrative	$22,510	23.9%	$27,631	22.0%	$(5,121)	(18.5)%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expenses of 2.7% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to a decrease of $1.1 million in personnel costs related to our recent restructuring actions and $1.1 million in technology access fees, offset by an increase of $0.8 million in equipment and software costs, $0.7 million in printed circuit boards, $0.7 million in stock-based compensation charges and $0.6 million in customer funded non-recurring engineering payments. The decrease in R&D expenses of 3.9% for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 was primarily due to a decrease of $3.1 million in personnel costs related to our recent restructuring actions, $1.5 million in technology access fees, offset by an increase of $1.7 million in equipment and software costs, $0.9 million in printed circuit boards, $0.8 million in stock-based compensation charges and $0.4 million in customer funded non-recurring engineering payments. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses, professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 13.0% for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 was primarily due to a decrease of $1.6 million in personnel costs related to our recent restructuring actions and $0.6 million in contractor costs, offset by an increase of $0.5 million in professional services expenses. The decrease in SG&A expenses of 18.5% for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 was primarily due to a decrease of $2.9 million in personnel costs related to our recent restructuring actions, $1.3 million in contractor costs, $0.5 million in travel expenses and $0.4 million in marketing communications expenses. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three and six months ended September 30, 2009 and 2008, which was included in the tables above (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$143	0.3%	$82	0.1%	$61	74.4%
Research and development	1,594	3.2	923	1.4	671	72.7
Selling, general and administrative	2,030	4.1	1,624	2.5	406	25.0

	$3,767	7.7%	$2,629	4.0%	$1,138	43.3%

	Six Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$254	0.3%	$256	0.2%	$(2)	(0.8)%
Research and development	2,866	3.0	2,041	1.6	825	40.4
Selling, general and administrative	3,262	3.5	3,201	2.6	61	1.9

	$6,382	6.8%	$5,498	4.4%	$884	16.1%

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2014 related to unvested share-based payment awards at September 30, 2009 is $31.9 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The increase is primarily due to the EBITDA Grants issued during the three months ended June 30, 2009. Vesting of the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 3.0 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. We anticipate we will continue to grant additional employee stock options and RSUs in fiscal 2010 and thereafter. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges. The reversal of restructuring charges recorded for the three and six months ended September 30, 2009 and 2008 was related to accruals made for the restructuring actions for which the liability is no longer required.

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

Interest and Other Income (Expense) and Other-Than-Temporary Impairments, net. The following table presents interest and other income (expense) and other-than-temporary impairments, net for the three and six months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Interest income (expense) and other-than-temporary impairments, net	$(1,534)	(3.1)%	$(814)	(1.3)%	$(720)	(88.5)%
Other income (expense), net	$(1,891)	(3.8)%	$264	0.4%	$(2,155)	(816.3)%

	Six Months Ended September 30,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Interest income (expense) and other-than-temporary impairments, net	$(162)	(0.2)%	$(2,216)	(1.8)%	$2,054	92.7%
Other income (expense), net	$(1,674)	(1.8)%	$339	0.3%	$(2,013)	(593.8)%

Interest and Other Income (Expense) and Other-Than-Temporary Impairment, net. Interest income (expense) and other-than-temporary impairment, net of management fees and other-than-temporary impairment, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities as well as realized gains and losses from the sale of short-term investments and impairment charges on investments, less interest expense. The decrease in interest income (expense) and other-than-temporary impairment, net for the three months ended September 30, 2009, compared to the three months ended September 30, 2008 was primarily due to lower interest rates. The decrease in interest income (expense) and other-than-temporary impairment, net for the six months ended September 30, 2009, compared to the six months ended September 30, 2008 was primarily due to a $3.3 million decrease in other-than-temporary impairment charges offset by a decrease in interest income from lower interest rates. The decrease in other income (expense), net for the three and six months ended September 30, 2009, compared to the three and six months ended September 30, 2008 was primarily due to a $2.0 million impairment for a strategic investment which we determined was impaired at September 30, 2009.

Income Taxes. The federal statutory income tax rate was 35% for the three and six months ended September 30, 2009 and 2008. The decrease in the income tax expense recorded for the three and six months ended September 30, 2009 compared to the three and six months ended September 30, 2008, was primarily related to discontinued operations offset by an increase in refundable tax credits. The allocation of the current year tax provision included recognizing $7.3 million tax benefit arising from the loss from continuing operations and the offsetting tax expense was allocated on a pro rata basis to discontinued operations and other comprehensive income of $3.3 million and $4.0 million, respectively, for the six-month period ended September 30, 2009.

Discontinued Operations. We completed the sale of our 3ware storage adapter business (“Storage Business”) to LSI Corporation on April 21, 2009. Under the Asset Purchase Agreement, we substantially sold all of the operating assets (other than patents) of our Storage Business. The assets sold included customer contracts, inventory, fixed assets, certain intellectual property and other assets, as well as rights to the name “3ware.” The purchase price for the Transaction was approximately $20.0 million, subject to adjustments based on the level of inventory and products in the channel at the closing of the Transaction. After adjustments for the level of inventory of $0.7 million and products in the channel of $0.8 million, the final adjusted price of the Transaction was approximately $21.5 million. During the three months ended September 30, 2009, we reached an agreement with LSI to end the warranty support portion of the Purchase Agreement. We recorded a net gain of $11.4 million from the sale during the six months ended September 30, 2009. During the six months ended September 30, 2009, we recognized a tax charge of approximately $3.3 million to discontinued operations in connection with the sale of our 3ware storage adapter business and concurrently recorded the same amount as an income tax benefit to continuing operations.

The following table presents the operating results of the discontinued operations of our 3ware storage adapter business for the three and six months ended September 30, 2009 and 2008:

3WARE STORAGE ADAPTER BUSINESS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
	(in thousands)
Net revenues	$703	$12,641	$1,219	$25,502
Cost of revenues	51	7,405	784	14,829

Gross profit (loss)	652	5,236	435	10,673
Operating expenses:
Research and development	83	3,051	677	6,082
Selling, general and administrative	238	2,554	783	5,316
Amortization of purchased intangible assets	—	315	—	630

Total operating expenses	321	5,920	1,460	12,028

Operating loss	331	(684)	(1,025)	(1,355)
Gain on sale of Storage Business	712	—	11,366	—

Income (loss) from discontinued operations before income taxes	1,043	(684)	10,341	(1,355)
Income tax expense	(304)	109	3,297	161

Income (loss) from discontinued operations	$1,347	$(793)	$7,044	$(1,516)

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2009, our principal source of liquidity consisted of $197.7 million in cash, cash equivalents and short-term investments. Working capital as of September 30, 2009 was $217.5 million. Total cash, cash equivalents, and short-term investments increased by $13.7 million during the six months ended September 30, 2009, primarily due to the proceeds from the sale of our Storage Business of approximately $21.5 million offset by open stock repurchase contracts of $10.0 million. At September 30, 2009, we had contractual obligations not included on our balance sheet totaling $40.1 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the six months ended September 30, 2009, we used $5.3 million of cash in our operations compared to generating $20.5 million for the six months ended September 30, 2008. Our net loss of $3.8 million for the six months ended September 30, 2009 included $20.0 million of non-cash charges consisting of $3.2 million of depreciation, $8.9 million of amortization of purchased intangibles, $6.4 million of stock-based compensation, $3.5 million for marketable securities impairment and $2.0 million impairment of a strategic investment, offset by $4.0 million in tax benefit from other comprehensive income. Our net loss of $7.5 million for the six months ended September 30, 2008 included $28.2 million of non-cash charges consisting of $3.4 million of depreciation, $11.8 million of amortization of purchased intangibles, $6.2 million of stock-based compensation and $6.8 million for marketable securities impairment. The remaining change in operating cash flows for the six months ended September 30, 2009 primarily reflected decreases in inventories, accounts payable, accrued payroll and other accrued liabilities and deferred revenue, primarily due to the sale of our 3ware storage adapter business to LSI, offset by increases in accounts receivable and other assets. Our overall days sales outstanding was 40 days and 35 days for the three months ended September 30, 2009 and March 31, 2009, respectively.

We generated $26.5 million in cash from our investing activities during the six months ended September 30, 2009, compared to using $1.0 million during the six months ended September 30, 2008. During the six months ended September 30, 2009, we generated net proceeds of $9.7 million from short-term investment activities and received proceeds of $21.5 million for the sale of our 3ware storage adapter business, offset by $3.7 million for the purchase of property, equipment and other assets and $1.0 million for a strategic investment. During the six months ended September 30, 2008, we used $4.9 million of cash for the purchase of property, equipment and other assets, offset by net proceeds of $3.9 million from short-term investment activities.

For the six months ended September 30, 2009, we used $8.7 million of cash in financing activities. The major financing use of cash for the six months ended September 30, 2009 was the funding of our structured stock repurchase agreements for $21.8 million, offset by proceeds of $12.0 million from the settlement of structured stock repurchase agreements and $1.8 million from the issuance of our common stock. For the six months ended September 30, 2008, we received $1.6 million of cash in financing activities from the sales of common stock through employee stock options and purchases.

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the six months ended September 30, 2009 and the fiscal year ended March 31, 2009, no shares were repurchased on the open market. All repurchased shares are retired upon delivery to us.

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

At September 30, 2009, we had approximately $105.5 million remaining available to repurchase shares under the stock repurchase program and two outstanding structured stock repurchase agreements for $10.0 million, of which one settled with the receipt of $5.2 million in cash in October 2009.

On May 17, 2009, we entered into agreements with Veloce pursuant to which Veloce has agreed to perform product development work for us on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of our common stock, which will vest upon the achievement of both certain performance and time-based milestones.

Under the merger agreement between us and Veloce, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should we acquire Veloce pursuant to the merger agreement, the purchase price is estimated to be in the range of approximately $5 million up to approximately $100 million, subject to adjustments. The final price would be based upon the achievement and timing of achieving multiple performance milestones and currently is not determinable. We will determine the form of consideration used for the merger, cash or our stock, at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by us or Veloce if the other party fails to meet certain conditions set forth in the agreement. The agreements permit us to appoint one individual to serve on Veloce’s Board of Directors and Board committees.

In addition, we provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to us. If we commit a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by us. The promissory note has been eliminated in consolidation. We will pay Veloce $1.5 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and we will recognize the payments as research and development expenses when incurred.

The following table summarizes our contractual operating leases and other purchase commitments as of September 30, 2009 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31, 2010	$7,031	$20,997	$28,028
2011	6,239	91	6,330
2012	4,038	—	4,038
2013	1,700	—	1,700
2014 and thereafter	—	—	—

Total minimum payments	$19,008	$21,088	$40,096

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

We did not have any off-balance sheet arrangements as of September 30, 2009 or March 31, 2009.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2009, our investment portfolio included fixed-income securities classified as available-for-sale investments with an aggregate fair market value of $85.9 million and a cost basis of $79.0 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased.

The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2009 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of September 30, 2009	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$91,061	$89,281	$87,561	$85,878	$84,272	$82,700	$81,188

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. However, we have periodically entered into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

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

As required by SEC Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

*If we are unable to timely develop new products or new generations and versions of our existing products to replace our current products, our operating results and competitive position will be materially harmed.

Our industry is characterized by intense competition, rapidly evolving technology, and continually changing customer requirements. These factors could render our existing products obsolete. Accordingly, our ability to compete in the future will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition will be negatively affected.

The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	successful development of relationships with key developers of advanced digital semiconductors; and

•	changes in technology, industry standards or consumer preferences.

Products we have recently developed and which we are currently developing may not achieve market acceptance. If these products fail to achieve market acceptance, or if we fail to timely develop new products that achieve market acceptance, our business, financial condition and operating results will be materially harmed.

*The gross margins for our products could decrease rapidly or not increase as forecasted, which will negatively impact our operating results.

The gross margins for our solutions have historically declined over time. Factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors, and other factors. From time to time, for strategic reasons, we may accept orders at less than optimal gross margins in order to facilitate the introduction of, or, market penetration of our new or existing products. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. If the gross margins for our products decline or not increase as forecasted and we are unable to offset those reductions, our business, financial condition and operating results will be materially harmed.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio primarily includes fixed income securities, mutual funds and preferred stocks, the values of which are subject to market price volatility. The deterioration of these market prices has had an unfavorable impact on our portfolio and has caused us to record impairment charges to our earnings. During the six months ended September 30, 2009, we recorded an impairment charge of $3.5 million. During the fiscal year ended March 31, 2009, we recorded other-than-temporary impairment charge of $17.1 million. If the market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in the fair value of our investments.

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

*Our business strategy contemplates the acquisition of other companies, products and technologies. Merger and acquisition activities involve numerous risks and we may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the fiscal year ended March 31, 2009 we recorded a goodwill impairment charge of $223.0 million to continuing operations. The goodwill impaired was previously assigned to the Process and Transport reporting units in the amounts of $101.5 million, $121.5 million, respectively. In the fiscal years ended March 31, 2009 and 2008, we recorded goodwill impairment charges to discontinued operations of $41.1 million and $71.5 million, respectively, for the Store reporting unit. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values have deteriorated which has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At September 30, 2009, we had $24.1 million of purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of impairment to the carrying value of these assets, due to further adverse changes in market conditions.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. For the six months ended September 30, 2009 we recorded an impairment charge associated with certain of these securities of $3.5 million to current earnings. During the fiscal year ended March 31, 2009, we recorded $17.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other than temporary. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover and there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At September 30, 2009, the unrealized losses on these securities, that were not written down as an other-than-temporary impairment charge, were approximately $0.5 million.

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

Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2009. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to report our internal control as ineffective. If our internal control over financial reporting is not considered effective, we may experience another restatement of our financial statements and/or a loss of public confidence, either of which could have an adverse effect on our business and on the market price of our common stock.

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

Several of our facilities, including our principal executive offices, are located in California. California has experienced prolonged energy alerts and blackouts caused by disruption in energy supplies. As a consequence, businesses and other energy consumers in California continue to experience substantially increased costs of electricity and natural gas. We are unsure whether energy alerts and blackouts will reoccur or how severe they may become in the future. Many of our customers and suppliers are also headquartered or have substantial operations in California. If we or any of our major customers or suppliers located in California experience a sustained disruption in energy supplies, our results of operations could be materially and adversely affected.

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

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain on-going remediation efforts at the Omega Chemical site. To date, our payment obligations with respect to these funding efforts have not been material, and although we believe that our future obligations to fund these efforts will not have a material adverse effect on our business, financial condition or operating results, we cannot guarantee this result. In 2003, we closed our wafer fabrication facility in San Diego and the property was returned to the landlord. In operating the facility at this site, we stored and used hazardous materials. Although we believe that we have been and currently are in material compliance with applicable environmental laws and regulations, we cannot guarantee that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega Chemical site, will not have a material adverse effect on our business.

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

We completed the sale of our 3ware storage adapter business, a significant portion of our business, to LSI Corporation on April 21, 2009. As a result, we now expect to generate all of our sales from our remaining business, which we would be required to grow in order to achieve profitability. Economic and other factors may prevent us from growing our remaining business. If we fail to grow our remaining business, it could have a material adverse impact on our business, financial condition and operating results. We may in the future dispose of additional assets or businesses that represent a significant portion of our business. The sale of our 3ware storage adapter business and any possible future dispositions may involve numerous risks, including:

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

We rely in part on patents to protect our intellectual property. We cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will adequately protect the intellectual property in our products and processes, will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, any such patent will be found to be valid or enforceable. Others may independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

We held our annual meeting of stockholders on August 18, 2009. Of the 64.9 million shares of our common stock that could be voted at the annual meeting, 66.3 million shares, or 92%, were represented at the meeting in person or by proxy, which constituted a quorum. Voting results were as follows:

Election of the following persons to our Board of Directors to hold office until the next annual meeting of stockholders:

	For	Withheld
Cesar Cesaratto	51,462,114	9,419,119
Donald Colvin	59,150,791	1,730,442
Paramesh Gopi, Ph.D.	59,128,482	1,752,751
Paul R. Gray, Ph.D.	59,195,294	1,685,939
Fred Shlapak	51,495,794	9,385,439
Arthur B. Stabenow	57,197,647	3,683,586
Julie H. Sullivan	53,230,417	7,650,816

Ratification of the appointment of Ernst & Young LLP as our independent registered public accounting firm for the period ending March 31, 2010:

For	Against	Abstain
60,388,735	419,097	73,400

Stockholder proposal relating to a stockholder advisory vote on executive compensation:

For	Against	Abstain
23,681,830	17,331,757	9,801,889

Accordingly, the stockholder proposal was not approved by stockholders.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1(1)+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of the omitted schedules.

(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A (No. 000-23193) for the quarter ended June 30, 2009.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement on Form S-4 (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.

(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, or with any amendments thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 30, 2009

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

2.1(1)+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of the omitted schedules.

(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A (No. 000-23193) for the quarter ended June 30, 2009.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1(No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement on Form S-4 (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.

(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, or with any amendments thereto.