Form 10-Q
period 2009-12-31
APPLIED MICRO CIRCUITS CORP
filed 2010-02-02
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009

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

As of December 31, 2009, 65,703,712 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2009	March 31, 2009
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$123,971	$99,337
Short-term investments available-for-sale	78,043	84,672
Accounts receivable, net	17,785	17,537
Inventories	17,167	26,598
Other current assets	9,948	8,871
Assets of discontinued operations	—	8,558

Total current assets	246,914	245,573
Property and equipment, net	25,786	25,749
Purchased intangibles, net	20,479	32,965
Other assets	20,005	20,323

Total assets	$313,184	$324,610

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,344	$16,715
Accrued payroll and related expenses	5,120	5,875
Other accrued liabilities	8,732	15,466
Deferred revenue	1,368	2,584

Total current liabilities	33,564	40,640
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at December 31, 2009 and March 31, 2009
Issued and outstanding shares — 65,704 at December 31, 2009 and 65,874 at March 31, 2009	657	659
Additional paid-in capital	5,904,516	5,910,493
Accumulated other comprehensive income (loss)	1,642	(6,273)
Accumulated deficit	(5,627,195)	(5,620,909)

Total stockholders’ equity	279,620	283,970

Total liabilities and stockholders’ equity	$313,184	$324,610

Note: Amounts have been derived from the March 31, 2009 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net revenues	$53,704	$47,726	$147,988	$173,215
Cost of revenues	24,173	22,226	70,144	79,228

Gross profit	29,531	25,500	77,844	93,987
Operating expenses:
Research and development	23,599	18,625	63,841	60,485
Selling, general and administrative	11,454	11,315	33,964	38,946
Amortization of purchased intangible assets	1,005	1,005	3,015	3,015
Impairment of goodwill	—	222,972	—	222,972
Restructuring charges (recoveries), net	—	1,024	(279)	906
Litigation settlement, net	—	—	—	130
Option investigation, net	—	(79)	—	84

Total operating expenses	36,058	254,862	100,541	326,538

Operating loss	(6,527)	(229,362)	(22,697)	(232,551)
Interest income (expense) and other-than-temporary impairments, net	1,606	(7,497)	1,443	(9,713)
Other income (expense), net	13	100	(1,660)	439

Loss from continuing operations before income taxes	(4,908)	(236,759)	(22,914)	(241,825)
Income tax benefit	(2,248)	(4,396)	(9,384)	(3,491)

Loss from continuing operations	(2,660)	(232,363)	(13,530)	(238,334)
Income (loss) from discontinued operations and gain on sale of Storage Business, net of taxes	(934)	(42,097)	6,110	(43,613)

Net loss	$(3,594)	$(274,460)	$(7,420)	$(281,947)

Basic and diluted income (loss) per share:
Loss per share from continuing operations	$(0.04)	$(3.55)	$(0.20)	$(3.66)
Income (loss) per share from discontinued operations	(0.01)	(0.65)	0.09	(0.67)

Net loss per share	$(0.05)	$(4.20)	$(0.11)	$(4.33)

Shares used in calculating basic and diluted income (loss) per share	66,139	65,366	66,226	65,127

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2009	2008
Operating activities:
Net loss	$(7,420)	$(281,947)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	4,881	5,148
Amortization of purchased intangibles	12,486	17,432
Impairment of goodwill	—	264,130
Stock-based compensation expense:
Stock options	3,224	4,135
Restricted stock units	6,895	3,975
Non-cash restructuring charge	—	57
Other-than-temporary impairment of marketable securities	4,047	16,941
Impairment of strategic investment	2,000	—
Tax benefit from other comprehensive income	(5,077)	—
Net loss on disposals of property	66	15
Gain on sale of storage business unit	(11,366)	—
Changes in operating assets and liabilities:
Accounts receivable	(248)	7,891
Inventories	8,974	(803)
Other assets	(1,797)	(9,210)
Accounts payable	515	(7,549)
Accrued payroll and other accrued liabilities	(7,513)	(2,705)
Deferred tax liability	—	(3,958)
Deferred revenue	(1,216)	109

Net cash provided by operating activities	8,451	13,661

Investing activities:
Proceeds from sales and maturities of short-term investments	176,182	146,733
Purchases of short-term investments	(159,357)	(104,843)
Purchase of property, equipment and other assets	(4,976)	(6,812)
Purchase of strategic investment	(1,000)	—
Proceeds from sale of storage business unit	21,527	—

Net cash provided by investing activities	32,376	35,078

Financing activities:
Net proceeds from issuance of common stock	1,972	1,570
Repurchase of company common stock	(8,076)	—
Funding of structured stock repurchase agreements	(31,797)	—
Funds received from structured stock repurchase agreements	22,484	—
Other	(776)	(331)

Net cash provided by (used for) financing activities	(16,193)	1,239

Net increase in cash and cash equivalents	24,634	49,978
Cash and cash equivalents at the beginning of the period	99,337	42,689

Cash and cash equivalents at the end of the period	$123,971	$92,667

Supplementary cash flow disclosures:
Cash paid for:
Interest	$—	$4

Income taxes	(107)	578

Unrealized gains on available-for-sale securities	13,021	1,930

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AppliedMicro” or the “Company”), its wholly-owned subsidiaries and entities which are variable interest entities (“VIE”) of which the Company is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its strategic alliances for potential classification as variable interest entities by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses and the Company’s share of respective expected losses. The Company determined that it is the primary beneficiary of one variable interest entity and has included the accounts of this entity in the consolidated financial statements (see Note 10). All significant intercompany balances and transactions have been eliminated in consolidation.

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

In preparing the financial statements, we have evaluated subsequent events, which are events that occur after the balance sheet date but before financial statements are issued or are available to be issued, through February 1, 2010, which is the date that the financial statements were issued.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to inventory valuation, warranty liabilities and revenue reserves, which affects its revenues, cost of sales and gross margin; allowance for doubtful accounts, which affects its operating expenses; the unrealized losses or other-than-temporary impairments of its short-term marketable securities, which affects its interest income (expense), net; the valuation of purchased intangibles, which affects its amortization and impairments of purchased intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects its operating expenses; the valuation of deferred income taxes, which affects its income tax expense (benefit); and stock-based compensation, which affects its gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2009-12, Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent) (“ASU 2009-12”). ASU 2009-12 amends FASB Accounting Standards Codification (“ASC”) Topic 820 by providing additional guidance on measuring the fair value of certain alternative investments (“the amended guidance”). Under the amended guidance, entities are permitted, as a practical expedient, to estimate the fair value of investments within its scope using the net asset value (“NAV”) per share of the investment as of the reporting entities’ measurement dates.

The amended guidance applies only to investments in entities that calculate NAV (or its equivalent, such as member units or an ownership interest in partners’ capital) consistent with the measurement principles of ASC Topic 946 (i.e., entities that measure investment assets at fair value on a recurring basis). In addition, use of the practical expedient is not permitted for investments that have a readily determinable fair value, or if it is probable as of the measurement date that the entity will sell the investment (or a portion of the investment) for an amount other than NAV.

The amended guidance also requires additional disclosures to better enable users of the financial statements to understand the nature and risks of the reporting entity’s alternative investments. The additional disclosures are required for all investments within the scope of ASU 2009-12 regardless of whether the practical expedient is applied.

The amended guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009. Early adoption is permitted if financial statements for prior periods have not been issued. Entities that elect to early adopt may defer the additional disclosure requirements of the ASU until the effective date. The adoption of ASU 2009-12 did not have a material impact on the Company’s results of operations or financial position.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 was subsequently codified in December 2009 as ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (“ASU 2009-17”), which becomes effective the first annual reporting period after November 15, 2009 and will be effective for the Company in the fiscal year ending March 31, 2011. ASU 2009-17 amends ASC Topic 810 to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The Company is evaluating the potential impact of the implementation of ASU 2009-17 on its consolidated financial statements.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	December 31, 2009	March 31, 2009
	(In thousands)
Accounts receivable	$18,697	$18,688
Less: allowance for bad debts	(912)	(1,151)

	$17,785	$17,537

Inventories:

	December 31, 2009*	March 31, 2009
	(In thousands)
Finished goods	$14,429	$20,170
Work in process	2,040	5,324
Raw materials	698	1,104

	$17,167	$26,598

*	Amounts include $0.4 million of inventory related to our discontinued operations as required by our supply agreement with LSI.

Other current assets:

	December 31, 2009	March 31, 2009
	(In thousands)
Prepaid expenses	$8,940	$7,434
Deposits	491	634
Other	517	803

	$9,948	$8,871

Property and equipment:

	Useful Life	December 31, 2009	March 31, 2009
	(In years)	(In thousands)
Machinery and equipment	5-7	$33,982	$34,546
Leasehold improvements	1-15	9,602	9,375
Computers, office furniture and equipment	3-7	41,871	51,843
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		98,011	108,320
Less: accumulated depreciation and amortization		(72,225)	(82,571)

		$25,786	$25,749

Purchased intangibles (in thousands):

	December 31, 2009			March 31, 2009
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Developed technology	$425,000	$(411,000)	$14,000	$425,000	$(401,528)	$23,472
Customer relationships	6,330	(5,163)	1,167	6,330	(4,976)	1,354
Patents/core technology rights/tradenames	62,305	(56,993)	5,312	62,305	(54,166)	8,139

	$493,635	$(473,156)	$20,479	$493,635	$(460,670)	$32,965

As of December 31, 2009, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal years ending March 31,
2010 (remaining)	$2,625	$1,004	$3,629
2011	10,500	4,018	14,518
2012	875	852	1,727
2013	—	250	250
2014	—	250	250
Thereafter	—	105	105

Total	$14,000	$6,479	$20,479

Other assets:

	December 31, 2009	March 31, 2009
	(In thousands)
Non-current portion of prepaid expenses	$9,682	$10,860
Strategic investments	6,000	7,000
Other	4,323	2,463

	$20,005	$20,323

Strategic Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other-than-

temporary impairments, as appropriate. These investments are included in other assets on the Company’s condensed consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the nine months ended December 31, 2009, the Company determined one of its strategic investments was other-than-temporarily impaired. The strategic investment amount of $2.0 million was written down to zero and recognized under other income (expense), net. The Company has reviewed its other strategic investments on a nonrecurring basis and concluded there was no material other-than-temporary impairment as of December 31, 2009.

Short-term investments:

The following is a summary of available-for-sale investments by type of instruments (in thousands):

	December 31, 2009				March 31, 2009
	Amortized Cost	Unrealized		Estimated Fair Value	Amortized Cost	Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$10,469	$—	$—	$10,469	$8,047	$—	$—	$8,047
Cash equivalents	113,502	—	—	113,502	91,290	—	—	91,290
US Treasury securities and agency bonds	10	1	—	11	1,166	79	—	1,245
Corporate bonds	6,336	243	32	6,547	4,541	10	232	4,319
Mortgage backed and asset backed securities*	14,702	—	275	14,427	21,372	631	607	21,396
Closed-end bond funds	39,457	7,001	217	46,241	45,031	789	3,850	41,970
Preferred stock	10,764	53	—	10,817	18,809	28	3,095	15,742

	$195,240	$7,298	$524	$202,014	$190,256	$1,537	$7,784	$184,009

Reported as:
Cash and cash equivalents				$123,971				$99,337
Short-term investments available-for-sale				78,043				84,672

				$202,014				$184,009

The established guidelines for measuring fair value and expanded disclosures regarding fair value measurements are defined as a three-level valuation hierarchy for disclosure of fair value measurements as follows:

Level 1 —	Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2 —	Inputs (other than quoted market prices included in Level 1) are either directly or indirectly observable for the asset or liability through correlation with market data at the measurement date and for the duration of the instrument’s anticipated life.

Level 3 —	Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model. Valuation of instruments includes unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of assets or liabilities.

The following is a summary of available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2009				March 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$10,469	$—	$—	$10,469	$8,047	$—	$—	$8,047
Cash equivalents	113,502	—	—	113,502	91,290	—	—	91,290
US Treasury securities and agency bonds	11	—	—	11	1,245	—	—	1,245
Corporate bonds	—	6,547	—	6,547	—	4,319	—	4,319
Mortgage backed and asset backed securities*	—	14,427	—	14,427	—	21,396	—	21,396
Closed-end bond funds	46,241	—	—	46,241	41,970	—	—	41,970
Preferred stock	—	10,817	—	10,817	—	15,742	—	15,742

	$170,223	$31,791	$—	$202,014	$142,552	$41,457	$—	$184,009

Reported as:
Cash and cash equivalents	$123,971	$—	$—	$123,971	$99,337	$—	$—	$99,337
Short-term investments available-for-sale	46,252	31,791	—	78,043	43,215	41,457	—	84,672

	$170,223	$31,791	$—	$202,014	$142,552	$41,457	$—	$184,009

*	At December 31, 2009 and March 31, 2009 approximately $9.8 million and $16.6 million of the amounts presented were mortgage-backed securities, respectively.

During the three months ended September 30, 2009, the fair value of one of the Company’s non-marketable strategic investments was estimated to have a fair value of zero and an impairment charge of $2.0 million was recognized. The fair value was estimated on a non-recurring basis based on Level 3 inputs. The Level 3 inputs used to estimate the fair value of this investment was based on its current cash position and recent operational performance.

At December 31, 2009, the cost and estimated fair values of available-for-sale securities with stated maturities are U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity are as follows (in thousands):

	Cost	Fair Value
Less than 1 year	$1,995	$1,969
Mature in 1–2 years	1,014	991
Mature in 3–5 years	7,077	7,085
Mature after 5 years	10,962	10,940

	$21,048	$20,985

The following is a summary of gross unrealized losses as of December 31, 2009 (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$889	$32	$—	$—	$889	$32
Mortgage-backed and asset-backed securities	1,695	275	—	—	1,695	275
Closed-end bond funds	8,061	217	—	—	8,061	217

	$10,645	$524	$—	$—	$10,645	$524

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

Based on an evaluation of securities that have been in a loss position, the Company recognized an other-than-temporary impairment charge of approximately $0.6 million and $4.0 million, the extent of its unrealized losses relating to the underlying securities, for the three and nine months ended December 31, 2009, respectively. The Company considered various factors which included its intent and ability to hold the underlying securities until its estimated recovery of amortized cost. The other-than-temporary impairment charge is included in interest income (expense) and other-than-temporary impairment, net on the Condensed Consolidated Statements of Operations. The other-than-temporary impairment charge for the three and nine months ended December 31, 2008 was approximately $10.1 million and $16.9 million respectively. As of December 31, 2009, the Company also has $7.3 million in unrealized gains. The basis for computing realized gains or losses is by specific identification.

Other accrued liabilities:

	December 31, 2009	March 31, 2009
	(In thousands)
Executive deferred compensation	$4,316	$2,463
Employee related liabilities	1,768	1,896
Professional services	633	644
Other taxes	291	220
Restructuring liabilities	289	4,142
Warranty	218	1,285
Product development cost	—	2,000
Other	1,217	2,816

	$8,732	$15,466

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Beginning balance	$226	$1,320	$1,285	$1,475
Charged to (reductions in) costs of revenues*	187	110	(472)	156
Claims incurred	(195)	(164)	(332)	(325)
Adjustments to estimated liability	—	100	(263)	60

Ending balance	$218	$1,366	$218	$1,366

*	The amounts in the nine months ended December 31, 2009 include a $0.8 million reduction in warranty reserve related to the sale of our 3ware storage adapter business which was settled for $0.5 million.

Interest income (expense) and other-than-temporary impairment, net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Interest income	$1,921	$2,785	$5,091	$7,879
Net realized gain (loss) on short-term investments	278	(178)	399	(647)
Impairment of short-term investments and marketable securities	(593)	(10,104)	(4,047)	(16,941)
Interest expense	—	—	—	(4)

	$1,606	$(7,497)	$1,443	$(9,713)

Other income (expense), net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Impairment of strategic investment	$—	$—	$(2,000)	$—
Net gain (loss) on disposals of property	(45)	14	(24)	(15)
Net foreign currency gain (loss)	(34)	5	(26)	5
Other	92	81	390	449

	$13	$100	$(1,660)	$439

Net loss per share:

Shares used in basic net income (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of restricted stock units (“RSUs”) and outstanding warrants. However, potentially issuable common shares are not used in computing net loss as their effect would be anti-dilutive due to the loss recorded during the period. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net income (loss):
From continuing operations	$(2,660)	$(232,363)	$(13,530)	$(238,334)
From discontinued operations, net of taxes	(934)	(42,097)	6,110	(43,613)

Net loss	$(3,594)	$(274,460)	$(7,420)	$(281,947)

Shares used in net income (loss) per share computation:
Weighted average common shares outstanding	66,139	65,366	66,226	65,127
Net effect of dilutive common share equivalents	—	—	—	—

Shares used in basic and diluted net income (loss) per share computation	66,139	65,366	66,226	65,127

Basic and diluted net income (loss) per share:
From continuing operations	$(0.04)	$(3.55)	$(0.20)	$(3.66)
From discontinued operations, net of taxes	(0.01)	(0.65)	0.09	(0.67)

Net loss per share	$(0.05)	$(4.20)	$(0.11)	$(4.33)

The effect of dilutive securities (comprised of options, restricted stock units and warrants) totaling 2.0 million and 1.5 million equivalent shares for the three and nine months ended December 31, 2009, respectively, and dilutive securities (comprised of options and restricted stock units) totaling 0.2 million equivalent shares for both the three and nine months ended December 31, 2008, respectively, have been excluded from the loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the periods presented.

3. RESTRUCTURING CHARGES

The Company recognizes restructuring costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the activity of the restructuring programs initiated by the Company is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Liability, March 31, 2008	$725	$853	$—	$1,578
Charged to continuing operations	5,850	792	2,359	9,001
Charged to discontinued operations	126	—	—	126
Cash payments	(3,745)	(451)	—	(4,196)
Non-cash charges	(1,130)	—	(859)	(1,989)
Reductions to estimated liability	(258)	(120)	—	(378)

Liability, March 31, 2009	$1,568	$1,074	$1,500	$4,142

Cash payments	(1,414)	(660)	(1,500)	(3,574)
Reductions to estimated liability	(154)	(125)	—	(279)

Liability, December 31, 2009	$—	$289	$—	$289

The following table provides detailed activity related to the restructuring programs as of December 31, 2009 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Prior Fiscal Years’ Completed Restructuring Programs
Liability, March 31, 2008	$725	$853	$—	$1,578
Charged to continuing operations	1,163	—	—	1,163
Charged to discontinued operations	126	—	—	126
Cash payments	(1,605)	(451)	—	(2,056)
Non-cash charge	(57)	—	—	(57)
Reductions to estimated liability	(258)	(120)	—	(378)

Liability, March 31, 2009	$94	$282	$—	$376

Cash payments	—	(282)	—	(282)
Reductions to estimated liability	(94)	—	—	(94)

Liability, December 31, 2009	$—	$—	$—	$—

February 2009 Restructuring Program
Charged to continuing operations	$4,687	$792	$2,359	$7,838
Cash payments	(2,140)	—	—	(2,140)
Non-cash charge	(1,073)	—	(859)	(1,932)

Liability, March 31, 2009	$1,474	$792	$1,500	$3,766

Cash payments	(1,414)	(378)	(1,500)	(3,292)
Reductions to estimated liability	(60)	(125)	—	(185)

Liability, December 31, 2009	$—	$289	$—	$289

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

The September 2007 restructuring program consisted of the elimination of 28 positions. As a result of the September 2007 restructuring program, the Company recorded a net charge of $0.7 million, consisting of employee severances. During fiscal 2008, the Company recorded an additional $0.1 million for employee severances and paid down part of its remaining liability. During the three months ended June 30, 2008, the Company reduced its estimated liability related to this restructuring program by $0.2 million through restructuring expense. During the three months ended December 31, 2008, the Company paid all remaining liabilities related to this restructuring program.

The March 2008 restructuring program was implemented to reduce job redundancies and consisted of the elimination of 20 positions. As a result of the March 2008 restructuring program, the Company recorded a net charge of $1.6 million, consisting of $0.4 million for employee severances, $0.9 million for operating lease impairment and $0.3 million for an asset impairment. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program and recorded a reversal for part of its liabilities which was no longer required to complete the restructuring activities. During the nine months ended December 31, 2009, the Company paid all remaining liabilities related to this restructuring program.

The September 2008 restructuring program was implemented to realign and focus the Company’s resources on its core competencies and consisted of the elimination of 30 positions. As a result of the September 2008 restructuring program, the Company recorded a net charge of $1.2 million to continuing operations and $0.1 million to discontinued operations. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program. During the three months ended June 30, 2009, the Company recorded a reversal of approximately $0.1 million for the remaining restructuring liability accrual, which was no longer required to complete the restructuring activities.

February 2009 Restructuring Program

The February 2009 restructuring program was implemented to reduce its expenses and excess capacity in response to the worsening economic conditions. The restructuring program consisted of the elimination of approximately 100 positions. As a result of the February 2009 restructuring program, the Company recorded a net charge of $7.8 million, consisting of $4.7 million for employee severances, $0.8 million for operating lease impairments, $1.5 million in contract cancellation charges for a cancelled project and $0.8 million for an asset impairment.

Current Fiscal Year Restructuring Activities

As part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies, the Company has been moving some of its operations offshore. In January 2010, the company implemented a restructuring program to move some of its functions offshore, which will allow it to be much closer to its third party subcontract manufacturers, thus reducing costs by taking advantage of its global cost structure and improving efficiencies by eliminating the delays inherent in working in different time zones. The January 2010 restructuring plan includes reducing the Company’s current workforce by approximately 11%. The Company expects to incur cash expenditures of approximately $1.3 million to $1.7 million during this calendar year for employee severances.

4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax where applicable, are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Net loss	$(3,594)	$(274,460)	$(7,420)	$(281,947)
Change in net unrealized gain (loss) on investments	(1,129)	5,954	9,164	1,930
Cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	—	—	(1,134)	—
Foreign currency translation adjustment loss	(3)	(219)	(115)	(213)

	$(4,726)	$(268,725)	$495	$(280,230)

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

Common Stock

At December 31, 2009, the Company had 375.0 million shares authorized for issuance and approximately 65.7 million shares issued and outstanding. At March 31, 2009, there were approximately 65.9 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended December 31, 2009, 0.2 million shares were issued under this plan. During the fiscal year ended March 31, 2009, approximately 0.5 million shares were issued under this plan. At December 31, 2009, approximately 3.9 million shares had been issued under this plan and approximately 0.9 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the three and nine months ended December 31, 2009, the Company repurchased a total of 1.1 million shares on the open market at a weighted average price of $7.54 per share. There were no shares repurchased on the open market during the fiscal year ended March 31, 2009. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 9.9 million shares at a weighted average price of $11.29 per share. All repurchased shares were retired upon delivery to the Company.

The Company also utilizes structured stock repurchase agreements to buy back shares which are prepaid written put options on its common stock. The Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of its common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of its common stock is above the pre-determined price, the Company will have its cash investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement inception. The Company considers the guidance in ASC Topic 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and ASC Topic 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Any cash received, including the premium, is treated as additional paid-in capital on the balance sheet.

During the nine months ended December 31, 2009, the Company entered into structured stock repurchase agreements totaling $31.8 million. For those agreements that had been settled during the nine months ended December 31, 2009, the Company received approximately $22.5 million in cash. The Company did not enter into any structured stock repurchase agreements during the fiscal year ended March 31, 2009. At December 31, 2009, the Company had two outstanding structured stock repurchase agreements for a total of $10.0 million, of which one settled for approximately 0.7 million shares in January 2010. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $247.5 million. Upon settlement of these agreements, as of December 31, 2009, the Company received $159.0 million in cash and 7.8 million shares of its common stock at an effective purchase price of $10.07 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of December 31, 2009 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	112,042	9,927	11.29
Structured stock repurchase agreements*	90,517	7,797	11.61

Total repurchases	$202,559	17,797	$11.43

Available for repurchase	$97,441

*	The amounts above do not include gains of $12.0 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $10.07 share and for total repurchases would have been $10.75 per share.

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

At December 31, 2009 and March 31, 2009, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans during the nine months ended December 31, 2009 is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	7,923	$13.60
Granted	1,011	7.50
Exercised	(292)	4.42
Forfeited	(1,954)	13.35

Outstanding at the end of the period	6,688	$13.15

Vested at the end of the period	4,304	$16.51

At December 31, 2009, the weighted average remaining contractual term for options outstanding is 4.6 years and for options vested is 3.5 years.

The aggregate pretax intrinsic value of options exercised during the nine months ended December 31, 2009 was $1.0 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2009 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.52 - $ 7.12	1,738	$5.92	6.30	312	$5.12
7.13 - 8.56	1,427	7.94	6.57	574	7.87
8.57 - 12.84	1,530	12.26	2.69	1,442	12.24
12.85 - 22.60	1,395	15.05	3.75	1,378	15.06
22.61 - 300.13	598	44.38	1.48	598	44.38

$ 0.52 - $ 300.13	6,688	$13.15	4.57	4,304	$16.51

As of December 31, 2009, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $0.7 million and options outstanding was $2.7 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $7.47 on December 31, 2009.

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

Restricted stock unit activity during the nine months ended December 31, 2009 is set forth below:

Restricted Stock Units Outstanding Number of Shares
(in thousands)
Outstanding at the beginning of the year	1,467
Awarded	3,596
Vested	(522)
Cancelled	(706)

Outstanding at the end of the period	3,835

The weighted average grant-date fair value per share of restricted stock units granted during the nine months ended December 31, 2009 was $6.67, and the weighted average remaining contractual term for the restricted stock units outstanding as of December 31, 2009 was 1.4 years.

Based on the closing price of the Company’s common stock of $7.47 on December 31, 2009, the total pretax intrinsic value of all outstanding restricted stock units on that date was $28.6 million.

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

The warrant expires on July 15, 2014 and has an exercise price of $0.01. The first tranche is for 33% and will vest on the 12-month anniversary of the agreement date and the remaining 67% will vest 8% every three months beginning on the 15th month after the agreement date until the warrant is 100% vested provided that “certain milestones” are achieved by the 12-month anniversary of the agreement date. If at any time, Veloce achieves the “project milestone,” the warrant will vest 100% on the date the “project milestone” is achieved. Recognition of expense related to the warrant agreement is initially dependent upon the probability of “certain milestones” being achieved, which is based on consideration of several factors including the stage of development, nature and complexity of the technology being developed and the uncertainty involved in developing complex leading edge products. The Company assesses the probability of the “certain milestones” being achieved each reporting period. As of December 31, 2009, none of the warrants have vested.

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

The fair value of the options granted during the three months ended December 31, 2009 and 2008 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended December 31,
	Employee Stock Options		Employee Stock Purchase Plans
	2009	2008	2009	2008
Expected life (years)	3.9	3.9	0.5	0.5
Risk-free interest rate	1.9%	2.1%	0.3%	1.9%
Volatility	55%	55%	53%	43%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$3.15	$2.30	$2.59	$2.13

The weighted average fair value per share of the restricted stock units awarded was $7.98 and $6.67 during the three and nine months ended December 31, 2009, respectively, compared to $4.11 and $8.24 during the three and nine months ended December 31, 2008, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Effective April 1, 2009, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 5.2% to 5.8% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested options.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Stock-based compensation expense by type of awards
Stock options (including employee stock purchase program)	$1,142	$229	$3,230	$3,692
Restricted stock units	2,609	1,318	6,953	3,417

Total stock-based compensation	3,751	1,547	10,183	7,109
Stock-based compensation capitalized to inventory	(14)	(53)	(64)	(117)

Total stock-based compensation expense	$3,737	$1,494	$10,119	$6,992

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Stock-based compensation expense by type of awards
Cost of revenues	$178	$66	$482	$386
Research and development	1,692	1,067	4,558	3,108
Selling, general and administrative	1,881	414	5,143	3,615

Total stock-based compensation	$3,751	$1,547	$10,183	$7,109
Stock-based compensation capitalized to inventory	(14)	(53)	(64)	(117)

Total stock-based compensation expense	$3,737	$1,494	$10,119	$6,992

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2014 related to unvested share-based payment awards at December 31, 2009 is $27.4 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.9 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

7. CONTINGENCIES

Legal Proceedings

The Company acquired JNI Corporation (“JNI”) in October 2003. In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), a settlement has been reached in all of the cases. On October 6, 2009, the Court issued an order granting final approval of the settlement and dismissing the case. The Court subsequently issued a final judgment. Several appeals of the settlement and judgment were filed between October 29 and November 4, 2009. Should the settlement be overturned on appeal and the final approval vacated, the Company’s liability, if any, could not be reasonably estimated at this time.

8. INCOME TAXES

The Company adopted the provisions of ASC Topic 740-10 (“ASC 740-10”), as it relates to accounting for uncertainty in income taxes, on April 1, 2007. The adoption of these aspects of ASC 740-10 was not material to the financial statements due to a full valuation allowance against deferred tax assets. The total amount of unrecognized tax benefits as of April 1, 2009, was $38.6 million, including interest and penalties. During the quarter ended December 31, 2009, additional unrecognized tax benefits of $121,000 were recorded. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three months ended December 31, 2009 and 2008. The Company’s income tax benefit for the three months ended December 31, 2009 was $2.2 million as compared to an income tax benefit of $4.4 million during the three months ended December 31, 2008. The decrease in the income tax benefit recorded for the three months ended December 31, 2009 compared to December 31, 2008, was primarily related to discontinued operations, other comprehensive income and an increase in refundable tax credits available to the Company as compared to a reversal of deferred tax liabilities, as a result of a goodwill impairment charge. During the three and nine months ended December 31, 2009, the Company recorded a tax charge of approximately $0.9 million and $4.2 million, respectively, to discontinued operations in connection with the sale of the Company’s 3ware storage adapter business and concurrently recorded the same amount as an income tax benefit to continuing operations. In applying the exception to the general principle of intra-period tax allocations under ASC 740-10, the Company considered income recognized both in discontinued operations and other comprehensive income. Accordingly, the allocation of the current year tax provision included recognizing a $9.3 million tax benefit arising from the loss from continuing operations. The offsetting tax expense was allocated on a pro rata basis to discontinued operations and other comprehensive income in the amounts of $4.2 million and $5.1 million, respectively, for the nine-month period ended December 31, 2009.

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

The Company completed the Transaction on April 21, 2009. The purchase price for the Transaction was approximately $20.0 million, subject to adjustments based on the level of inventory and products in the channel at the closing of the Transaction. After adjustments for the level of inventory of $0.7 million and products in the channel of $0.8 million, the final adjusted price of the Transaction was approximately $21.5 million. During the nine months ended December 31, 2009, the Company and LSI reached an agreement to end the warranty support portion of the Purchase Agreement. As a result of the Transaction, the Company decreased its number of full-time employees by approximately 56.

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

During the three and nine months ended December 31, 2009, the Company recognized a tax charge of approximately $0.9 million and $4.2 million, respectively, to discontinued operations in connection with the sale of the Company’s 3ware storage adapter business and concurrently recorded the same amount as an income tax benefit to continuing operations.

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

Under the merger agreement between the Company and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, the Company also agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. The Company also has the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $5 million up to approximately $100 million, subject to adjustments. The final price would be based upon the achievement and timing of achieving multiple performance milestones and currently is not determinable. The form of consideration used for the merger, cash or the Company’s stock, would be determined by the Company at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions set forth in the agreement. The agreements permit the Company to appoint one individual to serve on Veloce’s Board of Directors and Board committees. The Company’s chief executive officer has been appointed to Veloce’s Board of Directors.

In addition, the Company has provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to the Company. If the Company commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by the Company. The $1.5 million promissory note is eliminated in consolidation. The Company will pay Veloce $1.5 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and the Company will recognize the payments as research and development expenses when such operating costs have been incurred by Veloce.

10. SUBSEQUENT EVENT

On January 10, 2010, the board of directors of Applied Micro Circuits Corporation (the “Company”) approved a restructuring plan to reorganize the Company’s operations and reduce its workforce. The Company implemented this restructuring plan to become a more cost competitive company and improve efficiencies by integrating its global operations. This operations integration will reduce operating expenses by taking advantage of a global cost structure.

The plan includes reducing the Company’s current workforce by approximately 11%. The employees affected by the plan were informed on January 12, 2010. The Company expects to incur cash expenditures of approximately $1.3 million to $1.7 million during this calendar year for employee severances.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2009 and 2008. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

The following tables present a summary of our results of operations for the three and nine months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$53,704	100.0%	$47,726	100.0%	$5,978	12.5%
Cost of revenues	24,173	45.0	22,226	46.6	1,947	8.8

Gross profit	29,531	55.0	25,500	53.4	4,031	15.8
Total operating expenses	36,058	67.1	254,862	534.0	(218,804)	(85.9)

Operating loss	(6,527)	(12.1)	(229,362)	(480.6)	222,835	97.2
Interest and other income (expense), net	1,619	(3.0)	(7,397)	(15.5)	9,016	121.9

Loss from continuing operations before income taxes	(4,908)	(9.1)	(236,759)	(496.1)	231,851	97.9
Income tax expense (benefit)	(2,248)	(4.2)	(4,396)	(9.2)	2,148	48.9

Loss from continuing operations	(2,660)	(4.9)	(232,363)	(486.9)	229,703	98.9
Income (loss) from discontinued operations, net of taxes	(934)	(1.7)	(42,097)	(88.2)	41,163	97.8

Net loss	$(3,594)	(6.6)%	$(274,460)	(575.1)%	$270,866	98.7%

	Nine Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$147,988	100.0%	$173,215	100.0%	$(25,227)	(14.6)%
Cost of revenues	70,144	47.4	79,228	45.7	(9,084)	(11.5)

Gross profit	77,844	52.6	93,987	54.3	(16,143)	(17.2)
Total operating expenses	100,541	67.9	326,538	188.5	(225,997)	(69.2)

Operating loss	(22,697)	(15.3)	(232,551)	(134.2)	209,854	90.2
Interest and other income (expense), net	(217)	(0.1)	(9,274)	(5.4)	9,057	97.7

Loss from continuing operations before income taxes	(22,914)	(15.4)	(241,825)	(139.6)	218,911	90.5
Income tax expense (benefit)	(9,384)	(6.3)	(3,491)	(2.0)	(5,893)	(168.8)

Loss from continuing operations	(13,530)	(9.1)	(238,334)	(137.6)	224,804	94.3
Income (loss) from discontinued operations, net of taxes	6,110	4.1	(43,613)	(25.2)	49,723	114.0

Net loss	$(7,420)	(5.0)%	$(281,947)	(162.8)%	$274,527	97.4%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.

In July 2008, we entered into a Patent Purchase Agreement (the “Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies which were no longer core to our long-term strategic direction and product road maps for an aggregate purchase price of $33.0 million. The purchase price is being paid over three years in equal quarterly payments of $3.0 million each beginning in the three months ended December 31, 2008. Due to the nature of the payment terms, related revenue is being recorded as the payments are received beginning in the quarter ended December 31, 2008. Under the Agreement, we and our affiliates have retained a worldwide and non-exclusive right to manufacture and sell existing AppliedMicro products that utilize technology covered by the patents. Prior to the due date of the final payment, Qualcomm is permitted to withhold a portion of the total purchase price in the event we breach the representations, warranties or covenants that we made under the Agreement.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets, including the current global economic crisis;

•	combinations of companies in our customer base, resulting in the combined company choosing our competitor’s IC standardization other than our supported product platforms; and

•	the gain or loss of one or more key customers, or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers.

For these and other reasons, our net revenue and results of operations for the three and nine months ended December 31, 2009 and prior periods may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Avnet (distributor)	33%	22%	29%	26%
Flextronics (sub-contract manufacturer)	*	11%	*	11%
Hon Hai (sub-contract manufacturer)	13%	*	13%	10%
Nokia	*	11%	*	*

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2009		2008		2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$15,493	28.8%	$13,274	27.8%	$48,461	32.7%	$49,398	28.5%
Other North America	2,581	4.8	3,247	6.8	6,925	4.7	15,938	9.2
Europe	9,078	16.9	8,676	18.2	25,313	17.1	26,833	15.5
Asia	26,192	48.8	22,113	46.3	66,533	45.0	80,134	46.3
Other	360	0.7	416	0.9	756	0.5	912	0.5

	$53,704	100.0%	$47,726	100.0%	$147,988	100.0%	$173,215	100.0%

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

Since the start of fiscal 2008, we have invested a total of $234.6 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced. As a result of restructuring activities associated with these downturns, we have discontinued development of several products that were in process and slowed down development of others as we realized that demand for these products would not materialize as originally anticipated.

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

Inventory Valuation and Warranty Liabilities

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of December 31, 2009, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $6.0 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $0.5 million.

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

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The current rapidly changing economic climate and volatile financial markets have created an environment in which it is difficult to make accurate estimates and assumptions on which we base our judgments. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-

temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If more likely than not, we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that it will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In the three and nine months ended December 31, 2009, we recorded other-than-temporary impairment charges of $0.6 million and $4.0 million to current earnings. For the three months ended December 31, 2009, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $0.5 million as we believe that such unrealized losses are temporary. As of December 31, 2009, we also had $7.3 million in unrealized gains. For the year ended March 31, 2009 we recorded other-than-temporary impairment charges of $17.1 million to current earnings.

Fair Value of Financial Instruments

Beginning April 1, 2008, short term investments and long term marketable securities are recorded at fair value in our condensed consolidated balance sheet and are categorized based upon the level of judgment associated with inputs used to measure their fair value. In April 2009, the FASB provided additional guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly for making fair value measurements more consistent and provided guidance in determining whether a market is active or inactive, and whether a transaction is distressed. The annual disclosure requirements are now also required in interim periods. ASC Topic 820-10 defines a three-level valuation hierarchy for disclosure of fair value measurements as follows:

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

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. In calculating the charges for our excess facilities, we have to estimate the timing of exiting certain facilities. Our assumptions for exiting certain facilities may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. In fiscal 2009, we recorded a net charge of $8.7 million for our restructuring activities, of which $0.1 million has been reclassified to discontinued operations. In the nine months ended December 31, 2009, we recorded a reversal of restructuring charges of approximately $0.3 million associated with our restructuring actions. For a full description of our restructuring activities, refer to our discussion of restructuring charges in Note 3 to the condensed consolidated financial statements, included in Part I, Item 1 of this report.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended December 31, 2009 to the Three and Nine Months Ended December 31, 2008

Net Revenues. Net revenues for the three and nine months ended December 31, 2009 were $53.7 million and $148.0 million, representing an increase of 12.5% from net revenues of $47.7 million for the three months ended December 31, 2008 and a decrease of 14.6% from net revenues of $173.2 million for the nine months ended December 31, 2008, respectively. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Process	$27,986	52.1%	$28,427	59.6%	$(441)	(1.6)%
Transport	25,718	47.9	19,299	40.4	6,419	33.3

	$53,704	100.0%	$47,726	100.0%	$5,978	12.5%

	Nine Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Process	$78,152	52.8%	$95,621	55.2%	$(17,469)	(18.3)%
Transport	69,836	47.2	77,594	44.8	(7,758)	(10.0)

	$147,988	100.0%	$173,215	100.0%	$(25,227)	(14.6)%

During the three months ended December 31, 2009, revenues, as anticipated, partially recovered from the prior three quarter’s economic recession and overall softness in demand reflected in the lower volumes that resulted in lower revenues. In addition, during the three and nine months ended December 31, 2009, we also recorded $3.0 million and $9.0 million in licensing revenues, respectively, under Transport from the sale of certain non-core patents and associated rights. Net revenues for the three months ended December 31, 2008 represented the first period where we were negatively affected by the economic recession as well as an overall softness in demand. We expect revenues from continuing operations to increase by 4% to 6% in the three months ending March 31, 2010, compared to the three months ended December 31, 2009.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Net revenues	$53,704	100.0%	$47,726	100.0%	$5,978	12.5%
Cost of revenues	24,173	45.0	22,226	46.6	1,947	8.8

Gross profit	$29,531	55.0%	$25,500	53.4%	$4,031	15.8%

	Nine Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$147,988	100.0%	$173,215	100.0%	$(25,227)	(14.6)%
Cost of revenues	70,144	47.4	79,228	45.7	(9,084)	(11.5)

Gross profit	$77,844	52.6%	$93,987	54.3%	$(16,143)	(17.2)%

The gross profit percentage for the three and nine months ended December 31, 2009 was to 55.0% and 52.6%, compared to 53.4% and 54.3% for the three and nine months ended December 31, 2008, respectively. The increase in our gross profit percentage for the three months ended December 31, 2009 was primarily due to lower overhead costs, a favorable product mix, an overall increase in net revenues and the sale of $0.3 million of previously reserved inventory. The decrease in our gross profit percentage for the nine months ended December 31, 2009 was primarily due to an unfavorable product mix, an overall decrease in net revenues and an unfavorable overhead adjustment, offset by an increase $6.0 million in revenue from the sale of our non-core patents and associated rights to Qualcomm and the sale of $1.0 million of previously reserved inventory.

The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2009 was $2.6 million and $9.5 million compared to $3.6 million and $11.3 million for the three and nine months ended December 31, 2008, respectively. Based on the amount of capitalized purchased intangibles on the balance sheet as of December 31, 2009, we expect amortization expense for purchased intangibles charged to cost of revenues to be $12.1 million in fiscal 2010, $10.5 million in fiscal 2011 and $0.9 million for fiscal 2012. Future acquisitions of businesses may result in substantial additional charges, which would impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and nine months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$23,599	43.9%	$18,625	39.0%	$4,974	26.7%
Selling, general and administrative	$11,454	21.3%	$11,315	23.7%	$139	1.2%

	Nine Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Research and development	$63,841	43.1%	$60,485	34.9%	$3,356	5.5%
Selling, general and administrative	$33,964	23.0%	$38,946	22.5%	$(4,982)	(12.8)%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 26.7% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 was primarily due to an increase of $1.4 million in personnel costs related to Veloce, our variable interest entity, $0.6 million in equipment and software costs, $0.6 million in core development costs, $0.6 million in stock-based compensation charges, $0.5 million in third party foundry costs, $0.4 million in technology access fees, $0.3 million in printed circuit boards and a decrease of $0.3 million in customer funded non-recurring engineering payments. The increase in R&D expenses of 5.5% for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 was primarily due to an increase of $2.2 million in equipment and software costs, $1.4 million in third party foundry costs, $1.4 million in stock-based compensation charges, $1.2 million in printed circuit boards and a decrease of $1.1 million in customer funded non-recurring engineering payments, offset by a decrease of $1.7 million in personnel costs related our prior restructuring actions, $1.1 million in technology access fees and $0.8 million in consulting and contractor costs. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 1.2% for the three months ended December 31, 2009 compared to the three months ended December 31, 2008 was primarily due to an increase of $1.5 million in stock-based compensation charges, offset by a decrease of $0.8 million in professional services expenses, $0.4 million in consulting and contractor costs and $0.2 million in external sales rep commissions. The decrease in SG&A expenses of 12.8% for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 was primarily due to a decrease of $3.0 million in personnel costs related to our prior restructuring actions and $1.8 million in consultant and contractor costs. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three and nine months ended December 31, 2009 and 2008, which was included in the tables above (dollars in thousands):

	Three Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$164	0.3%	$13	0.0%	$151	1,161.5%
Research and development	1,692	3.2	1,067	2.2	625	58.6
Selling, general and administrative	1,881	3.5	414	0.9	1,467	354.3

	$3,737	7.0%	$1,494	3.1%	$2,243	150.1%

	Nine Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$418	0.3%	$269	0.2%	$149	55.4%
Research and development	4,558	3.1	3,108	1.8	1,450	46.7
Selling, general and administrative	5,143	3.5	3,615	2.1	1,528	42.3

	$10,119	6.9%	$6,992	4.0%	$3,127	44.7%

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2014 related to unvested share-based payment awards at December 31, 2009 is $27.4 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. The increase in stock-based compensation for the three and nine months December 31, 2009 compared to the three and nine months ended December 31, 2008, respectively, is primarily due to the EBITDA Grants issued during the three months ended June 30, 2009 and the reversal of $1.3 million of stock-based compensation expense for performance based options during the three months ended December 31, 2008. Vesting of the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.9 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges. The restructuring charges recorded during the three and nine months ended December 31, 2008 was primarily for employee severances.

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

Interest and Other Income (Expense) and Other-Than-Temporary Impairments, net. The following table presents interest and other income (expense) and other-than-temporary impairments, net for the three and nine months ended December 31, 2009 and 2008 (dollars in thousands):

	Three Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Interest income (expense) and other-than-temporary impairments, net	$1,606	3.0%	$(7,497)	(15.7)%	$9,103	121.4%
Other income (expense), net	$13	—%	$100	0.2%	$(87)	(87.0)%

	Nine Months Ended December 31,
	2009		2008
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Interest income (expense) and other-than-temporary impairments, net	$1,443	1.0%	$(9,713)	(5.6)%	$11,156	114.9%
Other income (expense), net	$(1,660)	(1.1)%	$439	0.3%	$(2,099)	(478.1)%

Interest and Other Income (Expense) and Other-Than-Temporary Impairment, net. Interest income (expense) and other-than-temporary impairment, net of management fees and other-than-temporary impairment, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities as well as realized gains and losses from the sale of short-term investments and impairment charges on investments, less interest expense. The increase in interest income (expense) and other-than-temporary impairment, net for the three months ended December 31, 2009, compared to the three months ended December 31, 2008 was primarily due to a $9.5 million decrease in other-than-temporary impairment charges offset by a decrease in interest income from lower interest rates. The increase in interest income (expense) and other-than-temporary impairment, net for the nine months ended December 31, 2009, compared to the nine months ended December 31, 2008 was primarily due to a $12.9 million decrease in other-than-temporary impairment charges offset by a decrease in interest income from lower interest rates. The decrease in other income (expense), net for the nine months ended December 31, 2009, compared to the nine months ended December 31, 2008 was primarily due to a $2.0 million impairment charge for a strategic investment which we determined to be impaired at September 30, 2009.

Income Taxes. The federal statutory income tax rate was 35% for the three and nine months ended December 31, 2009 and 2008. The decrease in the income tax benefit recorded for the three months ended December 31, 2009 compared to the three months ended December 31, 2008, was primarily related to discontinued operations, other comprehensive income and an increase in refundable tax credits available to the Company as compared to a reversal of deferred tax liabilities, as a result of a goodwill impairment charge that was recorded in the three months ended December 31, 2008. The increase in the income tax benefit recorded for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008, was primarily related to discontinued operations, other comprehensive income and an increase in refundable tax credits. The allocation of the current year tax provision included recognizing $9.3 million tax benefit arising from the loss from continuing operations and the offsetting tax expense was allocated on a pro rata basis to discontinued operations and other comprehensive income of $4.2 million and $5.1 million, respectively, for the nine-month period ended December 31, 2009.

Discontinued Operations. We completed the sale of our 3ware storage adapter business (“Storage Business”) to LSI Corporation on April 21, 2009. Under the Purchase Agreement, we substantially sold all of the operating assets (other than patents) of our Storage Business. The assets sold included customer contracts, inventory, fixed assets, certain intellectual property and other assets, as well as rights to the name “3ware.” The purchase price for the Transaction was approximately $20.0 million, subject to adjustments based on the level of inventory and products in the channel at the closing of the Transaction. After adjustments for the level of inventory of $0.7 million and products in the channel of $0.8 million, the final adjusted price of the Transaction was approximately $21.5 million. During the three months ended September 30, 2009, we reached an agreement with LSI to end the warranty support portion of the Purchase Agreement. We recorded a net gain of $11.4 million from the sale during the nine months ended December 31, 2009. During the nine months ended December 31, 2009, we recognized a tax charge of approximately $4.2 million to discontinued operations in connection with the sale of our 3ware storage adapter business and concurrently recorded the same amount as an income tax benefit to continuing operations.

The following table presents the operating results of the discontinued operations of our 3ware storage adapter business for the three and nine months ended December 31, 2009 and 2008:

3WARE STORAGE ADAPTER BUSINESS

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
	(in thousands)
Net revenues	$1,009	$9,839	$2,228	$35,341
Cost of revenues	1,003	5,537	1,787	20,366

Gross profit (loss)	6	4,302	441	14,975
Operating expenses:
Research and development	10	2,630	687	8,712
Selling, general and administrative	24	2,103	807	7,419
Amortization of purchased intangible assets	—	315	—	945
Impairment of goodwill	—	41,158	—	41,158
Restructuring charges, net	—	126	—	126

Total operating expenses	34	46,332	1,494	58,360

Operating loss	(28)	(42,030)	(1,053)	(43,385)
Gain on sale of Storage Business	—	—	11,366	—

Income (loss) from discontinued operations before income taxes	(28)	(42,030)	10,313	(43,385)
Income tax expense	906	67	4,203	228

Income (loss) from discontinued operations	$(934)	$(42,097)	$6,110	$(43,613)

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2009, our principal source of liquidity consisted of $202.0 million in cash, cash equivalents and short-term investments. Working capital as of December 31, 2009 was $213.4 million. Total cash, cash equivalents, and short-term investments increased by $18.0 million during the nine months ended December 31, 2009, primarily due to the proceeds from the sale of our Storage Business of approximately $21.5 million offset by open stock repurchase contracts of $10.0 million and $8.1million in open market repurchased of our common stock. At December 31, 2009, we had contractual obligations not included on our balance sheet totaling $33.5 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the nine months ended December 31, 2009, we generated $8.5 million of cash in our operations compared to generating $13.7 million for the nine months ended December 31, 2008. Our net loss of $7.4 million for the nine months ended December 31, 2009 included $28.5 million of non-cash charges consisting of $4.9 million of depreciation, $12.5 million of amortization of purchased intangibles, $10.1 million of stock-based compensation, $4.0 million for marketable securities impairment and $2.0 million impairment of a strategic investment, offset by $5.1 million in tax benefit from other comprehensive income. Our net loss of $282.0 million for the nine months ended December 31, 2008 included $311.8 million of non-cash charges consisting of $5.2 million of depreciation, $17.4 million of amortization of purchased intangibles, $264.1 million in goodwill impairment, $8.1 million of stock-based compensation, $16.9 million for marketable securities impairment and $0.1 million of non-cash restructuring charges. The remaining change in operating cash flows for the nine months ended December 31, 2009 primarily reflected decreases in inventories, accrued payroll and other accrued liabilities and deferred revenue, primarily due to the sale of our 3ware storage adapter business to LSI, offset by increases in accounts receivable, other assets and accounts payable. In January 2010, we implemented a restructuring plan to reorganize our operations and reduce our workforce. We implemented this restructuring plan to become a more cost competitive company and to improve efficiencies by integrating our global operations. This operations integration will reduce our operating expenses by taking advantage of a global cost structure. The restructuring plan includes reducing our current workforce by approximately 11%. We expect to incur cash expenditures of approximately $1.3 million to $1.7 million during this calendar year for employee severances. Our overall days sales outstanding was 32 days and 35 days for the three months ended December 31, 2009 and March 31, 2009, respectively.

We generated $32.4 million in cash from our investing activities during the nine months ended December 31, 2009, compared to generating $35.1 million during the nine months ended December 31, 2008. During the nine months ended December 31, 2009, we generated net proceeds of $16.8 million from short-term investment activities and received proceeds of $21.5 million for the sale of our 3ware storage adapter business, offset by $5.0 million for the purchase of property, equipment and other assets and $1.0 million for a strategic investment. During the nine months ended December 31, 2008, we generated net proceeds of $41.9 million from short-term investment activities, offset by $6.8 million for the purchase of property, equipment and other assets.

We used net cash of $16.2 million for our financing activities during the nine months ended December 31, 2009, compared to receiving $1.2 million during the nine months ended December 31, 2008. For the nine months ended December 31, 2009, the major financing use of cash was the funding of our structured stock repurchase agreements for $31.8 million and $8.1 million in open market repurchases of our common stock, offset by proceeds of $22.5 million from the settlement of structured stock repurchase agreements and $2.0 million from the issuance of our common stock. For the nine months ended December 31, 2008, we received $1.6 million of cash in financing activities from the sales of common stock through employee stock options and purchases.

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the three and nine months ended December 31, 2009, 1.1 million shares were repurchased on the open market at a weighted average price of $7.54 per share. During the fiscal year ended March 31, 2009, no shares were repurchased on the open market. All repurchased shares are retired upon delivery to us.

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

At December 31, 2009, we had approximately $97.4 million remaining available to repurchase shares under the stock repurchase program and two outstanding structured stock repurchase agreements for $10.0 million, of which one settled with the receipt of 0.7 million shares in January 2010.

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

In addition, we provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to us. If we commit a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by us. The promissory note is eliminated in consolidation. We will pay Veloce $1.5 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and we will recognize the payments as research and development expenses when incurred.

The following table summarizes our contractual operating leases and other purchase commitments as of December 31, 2009 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31, 2010	$3,373	$15,931	$19,304
2011	6,658	1,779	8,437
2012	4,038	—	4,038
2013	1,700	—	1,700
2014 and thereafter	—	—	—

Total minimum payments	$15,769	$17,710	$33,479

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

We did not have any off-balance sheet arrangements as of December 31, 2009 or March 31, 2009.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2009, our investment portfolio included fixed-income securities classified as available-for-sale investments with an aggregate fair market value of $78.0 million and a cost basis of $71.3 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased.

The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2009 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of December 31, 2009	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$82,292	$80,853	$79,454	$78,043	$76,671	$75,343	$74,068

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

As required by SEC Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio primarily includes fixed income securities, mutual funds and preferred stocks, the values of which are subject to market price volatility. The deterioration of these market prices has had an unfavorable impact on our portfolio and has caused us to record impairment charges to our earnings. During the nine months ended December 31, 2009, we recorded an impairment charge of $4.0 million. During the fiscal year ended March 31, 2009, we recorded other-than-temporary impairment charge of $17.1 million. If the market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in the fair value of our investments.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the fiscal year ended March 31, 2009 we recorded a goodwill impairment charge of $223.0 million to continuing operations. The goodwill impaired was previously assigned to the Process and Transport reporting units in the amounts of $101.5 million, $121.5 million, respectively. In the fiscal years ended March 31, 2009 and 2008, we recorded goodwill impairment charges to discontinued operations of $41.1 million and $71.5 million, respectively, for the Store reporting unit. These market conditions continuously change and it is difficult to project how long this current economic downturn may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values have deteriorated which has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At December 31, 2009, we had $20.5 million of purchased intangible assets. We cannot assure you that we will not be required to take additional significant charges as a result of impairment to the carrying value of these assets, due to further adverse changes in market conditions.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. For the nine months ended December 31, 2009 we recorded an impairment charge associated with certain of these securities of $4.0 million to current earnings. During the fiscal year ended March 31, 2009, we recorded $17.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other than temporary. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover and there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At December 31, 2009, the unrealized losses on these securities, that were not written down as an other-than-temporary impairment charge, were approximately $0.5 million.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Below is a summary of stock repurchases for the three months ended December 31, 2009 (in thousands, except average price per share).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
October 1 — October 31, 2009	—	$—	—	$105,517
November 1 — November 30, 2009	1,072	7.54	1,072	97,441
December 1 — December 31, 2009	—	—	—	97,441

Total shares repurchased	1,072	$—	1,072

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock and in October 2008, the Board increased the stock repurchase program by $100.0 million.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1(1)+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

10.1^	Consulting Agreement with Cynthia J. Moreland entered into on October 21, 2009.

10.2^	Letter Agreement with Cynthia J. Moreland entered into on December 18, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of the omitted schedules.

^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A (No. 000-23193) for the quarter ended June 30, 2009.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement on Form S-4 (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.

(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, or with any amendments thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 1, 2010

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

2.1(1)+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

10.1^	Consulting Agreement with Cynthia J. Moreland entered into on October 21, 2009.

10.2^	Letter Agreement with Cynthia J. Moreland entered into on December 18, 2009.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of the omitted schedules.

^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A (No. 000-23193) for the quarter ended June 30, 2009.

(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1(No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement on Form S-4 (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.

(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.

(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, or with any amendments thereto.