Form 10-Q
period 2010-06-30
APPLIED MICRO CIRCUITS CORP
filed 2010-08-09
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

As of June 30, 2010, 66,576,735 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2010	March 31, 2010
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$66,012	$122,526
Short-term investments available-for-sale	156,509	84,117
Accounts receivable, net	20,206	22,892
Inventories	17,397	15,387
Other current assets	13,599	18,098

Total current assets	273,723	263,020
Property and equipment, net	26,685	25,879
Purchased intangibles, net	13,220	16,850
Other assets	9,579	10,295

Total assets	$323,207	$316,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,891	$20,074
Accrued payroll and related expenses	7,267	4,682
Other accrued liabilities	8,739	9,606
Deferred revenue	1,038	808

Total current liabilities	35,935	35,170
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at June 30, 2010 and March 31, 2010
Issued and outstanding shares — 66,577 at June 30, 2010 and 65,404 at March 31, 2010	666	654
Additional paid-in capital	5,908,589	5,905,050
Accumulated other comprehensive income	3,886	2,430
Accumulated deficit	(5,625,869)	(5,627,260)

Total stockholders’ equity	287,272	280,874

Total liabilities and stockholders’ equity	$323,207	$316,044

Note: Amounts have been derived from the March 31, 2010 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2010	2009
Net revenues	$60,810	$45,052
Cost of revenues	22,485	22,175

Gross profit	38,325	22,877
Operating expenses:
Research and development	25,777	19,414
Selling, general and administrative	11,624	10,519
Amortization of purchased intangible assets	1,005	1,005
Restructuring charges (recoveries), net	369	(154)

Total operating expenses	38,775	30,784

Operating loss	(450)	(7,907)
Interest income and other-than-temporary impairment, net	1,915	1,372
Other income, net	166	217

Income (loss) from continuing operations before income taxes	1,631	(6,318)
Income tax expense (benefit)	240	(3,519)

Income (loss) from continuing operations	1,391	(2,799)
Income from discontinued operations and gain on sale of Storage Business, net of taxes	—	5,697

Net income	$1,391	$2,898

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.02	$(0.04)
Income per share from discontinued operations	—	0.08

Net income per share	$0.02	$0.04

Shares used in calculating basic income (loss) per share	66,005	66,070

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.02	$(0.04)
Income per share from discontinued operations	—	0.08

Net income per share	$0.02	$0.04

Shares used in calculating diluted income (loss) per share	68,735	66,733

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2010	2009
Operating activities:
Net income	$1,391	$2,898
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation	1,885	1,558
Amortization of purchased intangibles	3,630	4,588
Stock-based compensation expense:
Stock options	987	1,037
Restricted stock units	2,859	1,578
Other-than-temporary impairment of marketable securities	—	175
Capitalization of mask set costs	(1,177)	—
Net loss on disposals of property	(8)	24
Net gain on sale of storage business unit	—	(10,654)
Changes in operating assets and liabilities:
Accounts receivable	2,686	2,334
Inventories	(2,010)	3,917
Other assets	225	184
Accounts payable	(1,183)	(1,305)
Accrued payroll and other accrued liabilities	1,718	(5,715)
Deferred revenue	230	(1,271)

Net cash provided by (used for) operating activities	11,233	(652)

Investing activities:
Proceeds from sales and maturities of short-term investments	5,121	23,524
Purchases of short-term investments	(76,014)	(21,003)
Purchase of property, equipment and other assets	(1,527)	(2,014)
Proceeds from sale of property, equipment and other assets	20	—
Proceeds from sale of strategic equity investment	4,991	—
Proceeds from sale of storage business unit	—	20,815

Net cash (used for) provided by investing activities	(67,409)	21,322

Financing activities:
Net proceeds from issuance of common stock	1,531	352
Funding of restricted stock units withheld for taxes	(2,132)	(494)
Funding of structured stock repurchase agreements	(10,000)	(11,797)
Funds received from structured stock repurchase agreements	10,273	3,962
Other	(10)	(87)

Net cash used for financing activities	(338)	(8,064)

Net (decrease) increase in cash and cash equivalents	(56,514)	12,606
Cash and cash equivalents at the beginning of the period	122,526	99,337

Cash and cash equivalents at the end of the period	$66,012	$111,943

Supplementary cash flow disclosures:
Cash paid for income taxes	$714	$122

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AMCC”, “APM”, “AppliedMicro” or the “Company”), its wholly-owned subsidiaries and entities which are variable interest entities (“VIE”) of which the Company is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its strategic alliances for potential classification as variable interest entities by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses. The Company determined that it is the primary beneficiary of one variable interest entity and has included the accounts of this entity in the consolidated condensed financial statements (see Note 10). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited interim consolidated condensed financial statements of the Company included herein have been prepared on a basis consistent with the March 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim consolidated condensed financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The Company’s results of operations for the three months ended June 30, 2010 are not necessarily indicative of future operating results.

As described in Note 9, the Company has classified the financial results of its 3ware storage adapter business as discontinued operations for all periods presented due to the sale of its 3ware storage adapter business to LSI Corporation on April 21, 2009. These notes to the Company’s consolidated condensed financial statements relate to continuing operations only, unless otherwise indicated.

During the three-months ended June 30, 2010, the Company made a correction resulting in the recognition of an asset totaling $1.2 million for unamortized mask costs incurred in prior periods as it was determined that these costs represented pre-production costs instead of research and development (“R&D”) expenses. The unamortized costs will be amortized as cost of sales over a period of approximately three years. As part of this correction, we recognized a reduction to R&D expenses of approximately $1.2 million. Amortization of the mask set costs recognized as cost of sales during the three-month ended June 30, 2010 was approximately $0.2 million and is expected to be approximately $0.5 million for the fiscal year ending March 31, 2011. The net adjustments to make the correction to capitalize mask costs were not material to any periods affected.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its capitalized mask sets, which affects its cost of goods sold and property and equipment or R&D expenses if not capitalized; inventory valuation, warranty liabilities, and revenue reserves, which affects its revenues, cost of sales and gross margin; allowance for doubtful accounts, which affects its operating expenses; the unrealized losses or other-than-temporary impairments of its short-term marketable securities, which affects its interest income (expense), net; the valuation of purchased intangibles, which affects its amortization and impairments of purchased intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects its operating expenses; the valuation of deferred income taxes, which affects its income tax expense (benefit); and stock-based compensation, which affects its gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 was subsequently codified in December 2009 as ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (“ASU 2009-17”), which becomes effective the first annual reporting period after November 15, 2009 and will be effective for the Company in the fiscal year ending March 31, 2011. ASU 2009-17 amends ASC Topic 810 to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of ASU 2009-17 did not have a material impact for the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In April 2010, the FASB issued an amendment to ASC 605, Revenue Recognition, to provide guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. This amendment to ASC 605 is effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. This amendment is not expected to have a material impact for the Company.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	June 30, 2010	March 31, 2010
	(In thousands)
Accounts receivable	$20,978	$23,607
Less: allowance for bad debts	(772)	(715)

	$20,206	$22,892

Inventories:

	June 30, 2010	March 31, 2010
	(In thousands)
Finished goods	$13,102	$12,888
Work in process	3,025	1,668
Raw materials	1,270	831

	$17,397	$15,387

Other current assets:

	June 30, 2010	March 31, 2010
	(In thousands)
Prepaid expenses	$8,964	$7,882
Strategic investment*	—	5,369
Executive deferred compensation assets	3,117	3,213
Deposits	672	812
Other	846	822

	$13,599	$18,098

*	The investee where the Company had a strategic investment, was acquired in April 2010 and the Company’s investment was liquidated.

Property and equipment:

	Useful Life	June 30, 2010	March 31, 2010
	(In years)	(In thousands)
Machinery and equipment*	3-7	$29,578	$29,252
Leasehold improvements	1-15	10,385	9,931
Computers, office furniture and equipment	3-7	44,897	43,789
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		97,416	95,528
Less: accumulated depreciation and amortization		(70,731)	(69,649)

		$26,685	$25,879

*	Includes $1.2 million of capitalized mask set costs.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Purchased intangibles (in thousands):

	June 30, 2010			March 31, 2010
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Developed technology	$425,000	$(416,250)	$8,750	$425,000	$(413,625)	$11,375
Customer relationships	6,330	(5,288)	1,042	6,330	(5,226)	1,104
Patents/core technology rights/tradename	62,305	(58,877)	3,428	62,305	(57,934)	4,371

	$493,635	$(480,415)	$13,220	$493,635	$(476,785)	$16,850

As of June 30, 2010, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal years ending March 31,
2011 (remaining)	$7,875	$3,013	$10,888
2012	875	852	1,727
2013	—	250	250
2014	—	250	250
2015 and Thereafter	—	105	105

Total	$8,750	$4,470	$13,220

Other assets:

	June 30, 2010	March 31, 2010
	(In thousands)
Non-current portion of prepaid expenses	$8,579	$9,295
Strategic investment	1,000	1,000

	$9,579	$10,295

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Short-term investments:

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments (in thousands):

	June 30, 2010				March 31, 2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$22,154	$—	$—	$22,154	$9,126	$—	$—	$9,126
Cash equivalents	43,858	—	—	43,858	113,400	—	—	113,400
U.S. Treasury securities and agency bonds	5,086	11	—	5,097	4,024	1	3	4,022
Corporate bonds	9,948	88	30	10,006	11,086	92	23	11,155
Mortgage-backed and asset-backed securities*	20,043	377	200	20,220	13,076	285	114	13,247
Mutual Funds	65,786	357	—	66,143	—	—	—	—
Closed-end bond funds	36,547	8,355	45	44,857	36,545	7,858	105	44,298
Preferred stock	8,879	1,307	—	10,186	10,664	731	—	11,395

	$212,301	$10,495	$275	$222,521	$197,921	$8,967	$245	$206,643

Reported as:
Cash and cash equivalents				$66,012				$122,526
Short-term investments available-for-sale				156,509				84,117

				$222,521				$206,643

*	At June 30, 2010 and March 31, 2010, approximately $16.3 million and $9.6 million of the amounts presented were mortgage-backed securities, respectively.

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2010				March 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$22,154	$—	$—	$22,154	$9,126	$—	$—	$9,126
Cash equivalents	43,858	—	—	43,858	113,400	—	—	113,400
U.S. Treasury securities and agency bonds	5,097	—	—	5,097	4,022	—	—	4,022
Corporate bonds	—	10,006	—	10,006	—	11,155	—	11,155
Mortgage-backed and asset-backed securities	—	20,220	—	20,220	—	13,247	—	13,247
Mutual Funds	66,143	—	—	66,143	—	—	—	—
Closed-end bond funds	44,857	—	—	44,857	44,298	—	—	44,298
Preferred stock	—	10,186	—	10,186	—	11,395	—	11,395

	$182,109	$40,412	$—	$222,521	$170,846	$35,797	$—	$206,643

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the period ended June 30, 2010.

At June 30, 2010, the cost and estimated fair values of available-for-sale securities with stated maturities are U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities and the contractual maturities of such securities are as follows (in thousands):

	June 30, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$8,195	$8,140	$9,931	$9,829
Mature in 1 – 2 years	5,674	5,693	6,177	6,187
Mature in 3 – 5 years	2,519	2,484	—	—
Mature after 5 years	18,689	19,006	12,078	12,408

	$35,077	$35,323	$28,186	$28,424

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of June 30, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	3,733	30	—	—	3,733	30
Mortgage-backed and asset-backed securities	8,329	200	—	—	8,329	200
Closed-end bond funds	7,759	45	—	—	7,759	45

	$19,821	$275	$—	$—	$19,821	$275

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$4,012	$3	$—	$—	$4,012	$3
Corporate bonds	1,850	23	—	—	1,850	23
Mortgage-backed and asset-backed securities	1,931	114	—	—	1,931	114
Closed-end bond funds	7,821	105	—	—	7,821	105

	$15,614	$245	$—	$—	$15,614	$245

Other-Than-Temporary Impairment

The Company assessed whether it intends to sell or it is more likely than not that it will be required to sell an available-for-sale debt instrument before recovery of its amortized cost basis less any current-period credit losses. For available-for-sale debt instruments that are considered other-than-temporarily impaired and that the Company does not intend to sell and will not be required to sell prior to recovery of the amortized cost basis, the Company separates the amount of the impairment into the amount that is credit related and the amount due to all other factors. The credit loss component is recognized in earnings and is the difference between the debt instrument’s amortized cost basis and the present value of its expected future cash flows. The remaining difference between the opening debt instrument’s fair value and the present value of future expected cash flows is due to factors that are not credit related and is recognized in other comprehensive income (loss).

Based on an evaluation of securities that have been in a loss position, the Company did not recognize an other-than-temporary impairment charge, for the three months ended June 30, 2010. The Company considered various factors which included its intent and ability to hold the underlying securities until its estimated recovery of amortized cost. The other-than-temporary impairment charge for the three months ended June 30, 2009 was approximately $0.2 million. As of June 30, 2010, the Company also has $10.5 million in unrealized gains. The basis for computing realized gains or losses is by specific identification.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other accrued liabilities:

	June 30, 2010	March 31, 2010
	(In thousands)
Executive deferred compensation	$3,153	$3,213
Employee related liabilities	1,584	2,052
Professional fees	575	1,114
Restructuring liabilities	758	583
Warranty	169	169
Other	2,500	2,475

	$8,739	$9,606

Warranty reserves:

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended June 30,
	2010	2009
Beginning balance*	$169	$1,285
Charged to costs of revenues	16	118
Charges incurred	(16)	(274)

Ending balance	$169	$1,129

*	The decrease is related to the sale of our 3ware storage adaptor business to LSI Corporation.

Interest income and other-than-temporary impairment, net (in thousands):

	Three Months Ended June 30,
	2010	2009
Interest income	$1,521	$1,659
Net realized gain (loss) on short-term investments	394	(112)
Impairment of marketable securities	—	(175)

	$1,915	$1,372

Other income, net (in thousands):

	Three Months Ended June 30,
	2010	2009
Net gain (loss) on disposals of property	$8	$(1)
Net foreign currency gain (loss)	1	(3)
Other	157	221

	$166	$217

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Net income per share:

Shares used in basic net income per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of restricted stock units (“RSUs”) and outstanding warrants. The reconciliation of shares used to calculate basic and diluted net income per share consists of the following (in thousands, except per share data):

	Three Months Ended June 30,
	2010	2009
Net income (loss):
From continuing operations	$1,391	$(2,799)
From discontinued operations, net of taxes	—	5,697

Net income	$1,391	$2,898

Shares used in net income (loss) per share computation:
Weighted average common shares outstanding, basic	66,005	66,070
Net effect of dilutive common share equivalents	2,730	663

Weighted average common shares outstanding, diluted	68,735	66,733

Basic net income (loss) per share:
From continuing operations	$0.02	$(0.04)
From discontinued operations, net of taxes	—	0.08

Basic net income per share	$0.02	$0.04

Diluted net income (loss) per share:
From continuing operations	$0.02	$(0.04)
From discontinued operations, net of taxes	—	0.08

Diluted net income per share	$0.02	$0.04

The effect of anti-dilutive securities (comprised of options and restricted stock units ) totaling 3.8 million and 8.0 million equivalent shares for the period ending June 30, 2010 and 2009, respectively, have been excluded from the income per share computation.

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

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Liability, March 31, 2009	$1,568	$1,074	$1,500	$4,142
Charged to continuing operations	666	—	359	1,025
Cash payments	(1,687)	(759)	(1,500)	(3,946)
Non-cash charges	—	—	(359)	(359)
Reductions to estimated liability	(154)	(125)	—	(279)

Liability, March 31, 2010	$393	$190	$—	$583

Charged to continuing operations	289	112	—	401
Cash payments	(95)	(99)	—	(194)
Non-cash charges	—	—	—	—
Reduction to estimated liability	(32)	—	—	(32)

Liability, June 30, 2010	$555	$203	$—	$758

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table provides detailed activity related to the restructuring programs as of June 30, 2010 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Prior Fiscal Years’ Completed Restructuring Programs:
Liability, March 31, 2009	$94	$282	$—	$376
Cash payments	—	(282)	—	(282)
Reductions to estimated liability	(94)	—	—	(94)

Liability, March 31, 2010	$—	$—	$—	$—

February 2009 Restructuring Program
Liability, March 31, 2009	$1,474	$792	$1,500	$3,766
Cash payments	(1,414)	(477)	(1,500)	(3,391)
Reductions to estimated liability	(60)	(125)	—	(185)

Liability, March 31, 2010	$—	$190	$—	$190

Charged to continuing operations	—	90	—	90
Cash payments	—	(77)	—	(77)

Liability, June 30, 2010	$—	$203	$—	$203

January 2010 Restructuring Program
Charged to continuing operations	$666	$—	$359	$1,025
Cash payments	(273)	—	—	(273)
Non-cash charges	—	—	(359)	(359)

Liability, March 31, 2010	$393	$—	$—	$393

Charged to continuing operations	289	22	—	311
Cash payments	(95)	(22)	—	(117)
Reduction to estimated liability	(32)	—	—	(32)

Liability, June 30, 2010	$555	$—	$—	$555

Prior Fiscal Years’ Completed Restructuring Programs

The March 2008 restructuring program was implemented to reduce job redundancies and consisted of the elimination of 20 positions. As a result of the March 2008 restructuring program, the Company recorded a net charge of $1.6 million, consisting of $0.4 million for employee severances, $0.9 million for operating lease impairment and $0.3 million for an asset impairment. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program and recorded a reversal for part of its liabilities which was no longer required to complete the restructuring activities. During fiscal 2010, the Company paid all remaining liabilities related to this restructuring program.

The September 2008 restructuring program was implemented to realign and focus the Company’s resources on its core competencies and consisted of the elimination of 30 positions. As a result of the September 2008 restructuring program, the Company recorded a net charge of $1.2 million to continuing operations and $0.1 million to discontinued operations. During fiscal 2009, the Company paid down part of its remaining liabilities related to this restructuring program. During fiscal 2010, the Company recorded a reversal of approximately $0.1 million for the remaining restructuring liability accrual, which was no longer required to complete the restructuring activities.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

January 2010 Restructuring Program

The January 2010 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved some of its functions offshore, which will allow it to be much closer to its third party subcontract manufacturers, thus reducing costs by taking advantage of its global cost structure and improving efficiencies by eliminating the delays inherent in working in different time zones. The January 2010 restructuring plan includes eliminating or relocating 63 positions. As a result of the January 2010 restructuring program, the Company recorded a charge of $1.0 million, consisting of $0.6 million for employee severances and $0.4 million for an asset impairment in fiscal 2010. During the three months ended June 30, 2010, the Company recorded an additional charge of $0.3 million for employee severances. The Company expects to record additional charges of approximately $0.4 million for employee severances during the remainder of the fiscal year.

4. COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax where applicable, are as follows (in thousands):

	Three Months Ended June 30,
	2010	2009
Net income	$1,391	$2,898
Change in net unrealized gain on investments	1,431	6,456
Cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	—	(1,134)
Release upon disposition of investment with cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	68	—
Foreign currency translation adjustment loss	(43)	(96)

	$2,847	$8,124

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

Common Stock

At June 30, 2010, the Company had 375.0 million shares authorized for issuance and approximately 66.6 million shares issued and outstanding. At March 31, 2010, there were approximately 65.4 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock have been reserved for issuance. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended June 30, 2010, no shares were issued under this plan. During the fiscal year ended March 31, 2010, approximately 0.4 million shares were issued under this plan. At June 30, 2010, approximately 4.0 million shares had been issued under this plan and approximately 0.8 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the three months ended June 30, 2010, no shares were repurchased on the open market. During the fiscal year ended March 31, 2010, 1.1 million shares were repurchased on the open market at a weighted average price of $7.54 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 9.9 million shares at a weighted average price of $11.29 per share. All repurchased shares were retired upon delivery to the Company.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

During the three months ended June 30, 2010, the Company entered into structured stock repurchase agreements totaling $10.0 million. For those agreements that had been settled during the three months ended June 30, 2010, the Company received approximately $10.3 million in cash. During the three months ended June 30, 2009, the Company entered into structured stock repurchase agreements totaling $11.8 million. For those agreements that had been settled by June 30, 2009, the Company received approximately $4.0 million in cash. At June 30, 2010, the Company had two outstanding structured stock repurchase agreements for a total of $10.0 million, of which one settled for approximately 0.5 million shares of its common stock in July 2010. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $267.5 million. Upon settlement of these agreements, as of June 30, 2010, the Company received $174.6 million in cash and 8.5 million shares of its common stock at an effective purchase price of $9.77 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of June 30, 2010 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	112,042	9,927	11.29
Structured stock repurchase agreements*	95,517	8,487	11.26

Total repurchases	$207,559	18,414	$11.27

Available for repurchase	$92,441

*	The amounts above do not include gains of $12.6 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $9.77 share and for total repurchases would have been $10.59 per share.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

At June 30, 2010 and March 31, 2010, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans during the three months ended June 30, 2010 is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	6,310	$11.76
Granted	394	11.86
Exercised	(230)	6.65
Forfeited	(241)	13.25

Outstanding at the end of the period	6,233	$11.90

Vested and expected to vest at the end of the period	6,055	$12.01

Vested at the end of the period	3,988	$14.13

At June 30, 2010, the weighted average remaining contractual term for options outstanding is 4.4 years and for options vested is 3.4 years.

The aggregate pretax intrinsic value of options exercised during the three months ended June 30, 2010 was $1.0 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2010 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.52 - $ 7.12	1,352	$6.02	5.48	345	$5.68
7.13 - 8.56	1,381	7.94	6.37	588	7.90
8.57 - 12.84	1,865	12.19	3.42	1,424	12.25
12.85 - 22.60	1,281	15.01	3.36	1,277	15.01
22.61 - 152.25	354	37.07	1.80	354	37.07

$ 0.52 - $ 152.25	6,233	$11.90	4.42	3,988	$14.13

As of June 30, 2010, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $3.2 million and options outstanding was $9.6 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $10.48 on June 30, 2010.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In May 2009, the Company issued three-year RSU grants, or “EBITDA Grants.” Vesting for the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. For the fiscal year ended March 31, 2010, approximately 34% of the three-year performance pool vested because the Company’s performance exceeded its “stretch” EBITDA target. For the fiscal year ending March 31, 2011, up to 42% of the remaining three-year performance pool can vest. Approximately 21% can vest for “at plan” Company performance, 28% can vest for “stretch” Company performance and 42% can vest for “extraordinary” Company performance. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense accordingly under stock-based compensation expense.

Restricted stock unit activity during the three months ended June 30, 2010 is set forth below:

Restricted Stock Units Outstanding Number of Shares
(in thousands)
Outstanding at the beginning of the year	3,687
Awarded	512
Vested	(1,144)
Cancelled	(118)

Outstanding at the end of the period	2,937

The weighted average grant-date fair value per share of restricted stock units granted during the three months ended June 30, 2010 was $10.60, and the weighted average remaining contractual term for the restricted stock units outstanding as of June 30, 2010 was 1.3 years.

Based on the closing price of the Company’s common stock of $10.48 on June 30, 2010, the total pretax intrinsic value of all outstanding restricted stock units on that date was $30.8 million.

The aggregate pretax intrinsic value of RSUs released during the three months ended June 30, 2010 was $12.1 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

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

The warrant expires on July 15, 2014 and has an exercise price of $0.01. The first tranche is for 33% and will vest on the 12-month anniversary of the agreement date and the remaining 67% will vest 8% every three months beginning on the 15th month after the agreement date until the warrant is 100% vested provided that “certain milestones” are achieved by the 12-month anniversary of the agreement date. If at any time, Veloce achieves the “project milestone,” the warrant will vest 100% on the date the “project milestone” is achieved. Recognition of expense related to the warrant agreement is initially dependent upon the probability of “certain milestones” being achieved, which is based on consideration of several factors including the stage of development, nature and complexity of the technology being developed and the uncertainty involved in developing complex leading edge products. The Company assesses the probability of the “certain milestones” being achieved each reporting period. As of June 30, 2010, the milestones required for vesting to begin have not been achieved.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The fair value of the options granted during the three months ended June 30, 2010 and 2009 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,
	Employee Stock Options		Employee Stock Purchase Plans
	2010	2009	2010	2009
Expected life (years)	3.8	3.9	0.5	0.5
Risk-free interest rate	1.9%	1.7%	0.2%	0.4%
Volatility	52%	62%	48%	81%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$4.71	$3.46	$2.09	$1.50

The weighted average fair value per share of the restricted stock units awarded was $10.60 and $6.53 during the three months ended June 30, 2010 and 2009, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Effective April 1, 2010, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 5.8% to 6.6% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under SFAS 123(R) (in thousands):

	Three Months Ended June 30,
	2010	2009
Stock-based compensation expense by type of awards
Stock options (including employee stock purchase program)	$996	$1,035
Restricted stock units	2,883	1,593

Total stock-based compensation	3,879	2,628
Stock-based compensation capitalized to inventory	(33)	(13)

Total stock-based compensation expense	$3,846	$2,615

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended June 30,
	2010	2009
Stock-based compensation expense by type of awards
Cost of revenues	$186	$124
Research and development	1,971	1,272
Selling, general and administrative	1,722	1,232

Total stock-based compensation	$3,879	$2,628
Stock-based compensation capitalized to inventory	(33)	(13)

Total stock-based compensation expense	$3,846	$2,615

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2015 related to unvested share-based payment awards at June 30, 2010 is $27.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.3 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

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

8. INCOME TAXES

The Company adopted the provisions of ASC Topic 740-10 (“ASC 740-10”), as it relates to accounting for uncertainty in income taxes, on April 1, 2007. The adoption of these aspects of ASC 740-10 was not material to the financial statements due to a full valuation allowance against deferred tax assets. The total amount of unrecognized tax benefits as of April 1, 2010, was $38.8 million, including interest and penalties. During the quarter ended June 30, 2010, additional unrecognized tax benefits of $48,000 were recorded. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three months ended June 30, 2010 and 2009. The Company’s income tax expense for the three months ended June 30, 2010 was $0.2 million as compared to an income tax benefit of $3.5 million during the three months ended June 30, 2009. The increase in the income tax expense recorded for the three months ended June 30, 2010 compared to June 30, 2009, was primarily related to discontinued operations and other comprehensive income benefits allocated to continuing operations for the three months ended June 30, 2009

The Company is subject to taxation in the U.S. and various state and foreign jurisdictions. The Company is currently under audit by the North Carolina Department of Revenue for fiscal years 2006 to 2008. Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating loss and credit carryforwards. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for years before 2007.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Under the merger agreement between the Company and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, the Company also agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. The Company also has the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $5 million up to approximately $100 million, subject to adjustments. The final price would be based upon the achievement and timing of achieving multiple performance milestones and currently is not determinable. The form of consideration used for the merger, cash or the Company’s stock, would be determined by the Company at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions set forth in the agreement. The agreements permit the Company to appoint one individual to serve on Veloce’s Board of Directors and Board committees. The Company’s chief executive officer has been appointed to Veloce’s Board of Directors and as of the period ended June 30, 2010, the performance milestones and delivery schedules set forth under the merger and other agreements have not been achieved.

In addition, the Company has provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to the Company. If the Company commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by the Company. The $1.5 million promissory note is eliminated in consolidation. The Company will pay Veloce $1.5 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and the Company will recognize the payments as research and development expenses when such operating costs have been incurred by Veloce. During the period ended June 30, 2010 and 2009, the Company has recognized $2.1 million and $0.6 million as research and development expense, respectively.

10. SUBSEQUENT EVENT

In July, 2010, the Company entered into an agreement for a multi-year license with a leading supplier of semiconductor intellectual property. The Company intends to use the license to develop new products. The licensing fees are approximately $18.1 million and is payable over five years.

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2010 and 2009. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The MD&A should be read in conjunction with the condensed consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part II, Item 1A, “Risk Factors” and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

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

Our business had three reporting units, Process, Transport and Store. On April 21, 2009, we completed the sale of our 3ware storage adapter business, which was substantially all of the business of our Store reporting unit, to LSI Corporation to focus on our Process and Transport reporting units. We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the datacenter, enterprise and telecommunications applications. Our focus is on the OEMs and telecommunications companies that build and connect to datacenters. As of June 30, 2010, our business had two reporting units, Process and Transport.

        Since the start of fiscal 2009, we have invested a total of $198.6 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced.

The following tables present a summary of our results of operations for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$60,810	100.0%	$45,052	100.0%	$15,758	35.0%
Cost of revenues	22,485	37.0	22,175	49.2	310	1.4

Gross profit	38,325	63.0	22,877	50.8	15,448	67.5
Total operating expenses	38,775	63.8	30,784	68.3	7,991	26.0

Operating loss	(450)	(0.8)	(7,907)	(17.5)	7,457	94.3
Interest and other income , net	2,081	3.5	1,589	3.5	492	31.0

Income (loss) from continuing operations before income taxes	1,631	2.7	(6,318)	(14.0)	7,949	125.8
Income tax expense (benefit)	240	0.4	(3,519)	(7.8)	3,759	106.8

Income (loss) from continuing operations	1,391	2.3	(2,799)	(6.2)	4,190	149.7
Gain from discontinued operations, net of taxes	—	—	5,697	12.6	(5,697)	(100.0)

Net income	$1,391	2.3%	$2,898	6.4%	$(1,507)	(52.0)%

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

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on sales and pricing of our products.

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets;

•	combinations of companies in our customer base, resulting in the combined company choosing our competitor’s IC standardization other than our supported product platforms;

•	the gain or loss of one or more key customers, or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers; and

•	our ability to meet customer demand due to capacity constraints at our suppliers.

For these and other reasons, our net revenue and results of operations for the three months ended June 30, 2010 and 2009 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended June 30,
	2010	2009
Avnet (distributor)	33%	25%
Hon Hai (sub-contract manufacturer)	14%	12%
Huawei (sub-contract manufacturer)	*	11%

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$18,471	30.4%	$15,538	34.5%
Other North America	147	0.3	2,610	5.8
Europe	9,964	16.4	6,967	15.5
Asia	31,836	52.3	19,690	43.7
Other	392	0.6	247	0.5

	$60,810	100.0%	$45,052	100.0%

All of our revenues have been denominated in U.S. dollars.

Sale of the 3ware storage adapter business to LSI Corporation. We completed the sale of our 3ware storage adapter business (the “Transaction”), a significant portion of our overall storage business and substantially all of our Store reporting unit, to LSI Corporation on April 21, 2009. As a result, we now expect to generate all of our sales from our remaining business, Process and Transport, which will require us to grow our remaining business in order to achieve profitability. Under the Asset Purchase Agreement with LSI Corporation (the “Purchase Agreement”), which we entered on April 5, 2009, we sold substantially all of the operating assets (other than patents) of our 3ware storage adapter business. The assets sold included customer contracts, inventory, fixed assets, certain intellectual property and other assets, as well as rights to the name “3ware.” The purchase price, adjusted for the level of inventory and products in the channel at the closing of the Transaction, was approximately $21.5 million. The net gain recorded from this transaction during the fiscal year ended March 31, 2010 was $11.4 million. Unless otherwise specified, all amounts discussed in the Management’s discussion and analysis addresses only continuing operations.

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

	Three Months Ended June 30,
	2010	2009
Net income	$1,391	$2,898
Interest and other income	(1,173)	(1,764)
Stock-based compensation expense	3,846	2,615
Amortization of intangibles	3,630	4,588
Restructuring charges	369	(154)
Impairment of marketable securities*	(908)	175
Depreciation and amortization	2,278	1,907
Other and income tax adjustment	240	(3,519)
(Gain) loss from discontinued operations	—	(5,697)

Adjusted EBITDA	$9,673	$1,049

*	For non-GAAP purposes, the impairment of marketable securities is not recognized until the securities are sold.

We believe that Adjusted EBITDA is a useful supplemental measure of our operation’s performance because it helps investors evaluate and compare the results of operations from period to period by removing the accounting impact of the company’s financing strategies, tax provisions, depreciation and amortization, restructuring charges, stock based compensation expense, discontinued operations and other operating items that are outside the Company’s ordinary course of business. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of the company’s control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and the company does not expect them to occur in the ordinary course of business; or they are non-operational, or non-cash expenses involving stock option grants.

Adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors and is used as a metric to determine the performance vesting of our three-year restricted stock unit grants issued in May 2009 (the “EBITDA Grants”) in the fiscal year ended March 31, 2010 and fiscal years ending March 31, 2011 and 2012. Management believes Adjusted EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the company.

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of, or if the order will result in future revenues. Our book-to-bill ratio at June 30, 2010 and 2009 was 1.3 and 1.2, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to: inventory valuation, capitalized mask set costs and warranty liabilities, which affect our cost of sales and gross margin; the valuation of purchased intangibles, which has in the past affected, and could in the future affect, our impairment charges to write down the carrying value of purchased intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and an evaluation of other-than-temporary impairment of our investments, which affects the amount and timing of write-down charges. We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition, including the deferral of a portion of revenues on sales to distributors. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of June 30, 2010, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $1.3 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $0.2 million.

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

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The recent economic climate and volatile financial markets have created an environment in which it may be difficult to make accurate estimates and assumptions on which we base our judgments. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that it will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In the three months ended June 30, 2010, we did not record any other-than-temporary impairment charges. For the three months ended June 30, 2010, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $0.3 million as we believe that such unrealized losses are temporary. As of June 30, 2010, we also had $10.5 million in unrealized gains. For the three months ended June 30, 2009, we recorded other-than-temporary impairment charges of $0.2 million.

Mask Costs

We incur material costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment and are amortized as cost of sales over a two to three year period, representing the estimated production period of the product. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. Mask costs of approximately $1.5 million that were incurred during the three-months ended June 2010, were expensed as R&D expenses.

During the three-months ended June 30, 2010, we made a correction resulting in the recognition of an asset totaling $1.2 million for unamortized mask costs incurred in prior periods as it was determined that these costs represented pre-production costs instead of R&D expenses. The unamortized costs will be amortized as cost of sales over a period of approximately three years. As part of this correction we recognized a reduction to R&D expenses of approximately $1.2 million. Amortization of the capitalized mask set costs recognized as cost of sales during the three-month ended June 30, 2010 was approximately $0.2 million and is expected to be approximately $0.5 million for the fiscal year ending March 31, 2011. The net adjustments to make the correction to capitalize mask costs were not material to any periods affected.

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our assumptions for exiting certain facilities, such as estimating sublease incomes, may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. For the three months ended June 30, 2010, we recorded net restructuring charges of approximately $0.4 million associated with our restructuring actions. In the fiscal year ended March 31, 2010, we recorded net charges of $0.8 million for our restructuring activities to continuing operations.

Stock-Based Compensation Expense

All share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on their respective grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments, excluding RSUs, which we use the fair market value. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date by equally weighting the historical volatility and the implied volatility of our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. We currently estimate when and if performance-based grants will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we consider the award to be probable, expense is recorded over the estimated service period. To the extent that our assumptions are incorrect, the amount of stock-based compensation recorded will be increased or decreased. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2010 to the Three Months Ended June 30, 2009

Net Revenues. Net revenues for the three months ended June 30, 2010 was $60.8 million, representing an increase of 35.0% from net revenues of $45.1 million for the three months ended June 30, 2009. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Process	$29,483	48.5%	$25,080	55.7%	$4,403	17.6%
Transport	31,327	51.5	19,972	44.3	11,355	56.9

	$60,810	100.0%	$45,052	100.0%	$15,758	35.0%

During the three months ended June 30, 2010, revenues recovered strongly as the overall market for semiconductor products continued to show improved growth trends. The year over year increase represents the recovery from the recessionary economic conditions and overall softness in demand that was observed during the prior years and the current pace of infrastructure build out. We expect revenues from continuing operations to increase by 5% to 9% in the three months ending September 30, 2010. Our future revenues could be impacted by the supply constraints and long lead times that the industry is currently experiencing.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Net revenues	$60,810	100.0%	$45,052	100.0%	$15,758	35.0%
Cost of revenues	22,485	37.0	22,175	49.2	310	1.4

	$38,325	63.0%	$22,877	50.8%	$15,448	67.5%

The gross profit percentage for the three months ended June 30, 2010 was to 63.0%, compared to 50.8% for the three months ended June 30, 2009. The increase in our gross profit percentage for the three months ended June 30, 2010 was primarily due to favorable product mix, improved manufacturing yields and efficiencies and the overall impact of increased revenues.

The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2010 and 2009 was $2.6 million and $3.6 million, respectively. Based on the amount of capitalized purchased intangibles on the balance sheet as of June 30, 2010, we expect amortization expense for purchased intangibles charged to cost of revenues to be $10.5 million in fiscal 2011 and $0.9 million for fiscal 2012. Future acquisitions of businesses may result in substantial additional charges, which may impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$25,777	42.4%	$19,414	43.1%	$6,363	32.8%
Selling, general and administrative	$11,624	19.1%	$10,519	23.3%	$1,105	10.5%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 32.8% for the three months ended June 30, 2010, compared to the three months ended June 30, 2009 was primarily due to an increase of $4.1 million in personnel costs primarily related to Veloce, our variable interest entity, $0.3 million in new processor core development costs, $0.7 million in stock-based compensation charges, $1.8 million in third party foundry costs and $0.6 million in technology access fees, offset by $1.2 million in mask capitalization adjustment. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 10.5% for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 was primarily due to an increase of $0.5 million in stock-based compensation charges, $0.3 million relating to personnel cost, $0.5 million relating to use of external consultants and $0.2 million relating to travel expense, offset by $0.6 million in professional service fees. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2010 and 2009, which was included in the tables above (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$153	0.3%	$111	0.3%	$42	37.8%
Research and development	1,971	3.2	1,272	2.8	699	55.0
Selling, general and administrative	1,722	2.8	1,232	2.7	490	39.8

	$3,846	6.3%	$2,615	5.8%	$1,231	47.1%

The increase in stock-based compensation for the three months June 30, 2010, compared to the three months ended June 30, 2009, is primarily due to the EBITDA Grants issued during the three months ended June 30, 2009. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2015 related to unvested share-based payment awards at June 30, 2010 is $27.6 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. Vesting of the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.3 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges. The restructuring charges recorded during the three months ended June 30, 2010 was primarily for employee severances.

Interest and Other Income (Expense) and Other-Than-Temporary Impairments, net. The following table presents interest and other income (expense) and other-than-temporary impairments, net for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Interest income and other-than-temporary impairments	$1,915	3.1%	$1,372	3.0%	$543	39.6%
Other income , net	$166	0.3%	$217	0.5%	$(51)	(23.5)%

Interest and Other Income and Other-Than-Temporary Impairment, net. Interest income and other-than-temporary impairment, net of management fees and other-than-temporary impairment, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities as well as realized gains and losses from the sale of short-term investments and impairment charges on investments, less interest expense. The increase in interest income and other-than-temporary impairment, net for the three months ended June 30, 2010, compared to the three months ended June 30, 2009 was primarily due to gains that were realized from the sale of securities in our investment portfolio that were previously subject to an other than temporary impairment charge.

Income Taxes. The federal statutory income tax rate was 35% for the three months ended June 30, 2010 and 2009. The benefit recorded during the three months ended June 30, 2009, related primarily to the gains from discontinued operations, other comprehensive income and an increase in refundable tax credits. For the three months ended June 30, 2010, the Company had no gains or losses relating to discontinued operations and provided a provision relating to foreign and state taxes.

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

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2010, our principal source of liquidity consisted of $222.5 million in cash, cash equivalents and short-term investments. Working capital as of June 30, 2010 was $237.8 million. Total cash, cash equivalents, and short-term investments increased by $15.9 million during the three months ended June 30, 2010, primarily due to cash flows generated from operations of $11.3 million and the proceeds of approximately $5.0 million from the sale of a strategic equity investment. At June 30, 2010, we had contractual obligations not included on our balance sheet totaling $43.2 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the three months ended June 30, 2010, we generated $11.2 million of cash in our operations compared to using $0.7 million for the three months ended June 30, 2009. Our net income of $1.4 million for the three months ended June 30, 2010 included $8.2 million of non-cash charges consisting of $1.9 million of depreciation, $3.6 million of amortization of purchased intangibles, $3.9 million of stock-based compensation and a credit of $1.2 million related to the capitalization of mask set costs. Our net income of $2.9 million for the three months ended June 30, 2009 included $9.0 million of non-cash charges consisting of $1.6 million of depreciation, $4.6 million of amortization of purchased intangibles, $2.6 million of stock-based compensation and $0.2 million for marketable securities impairment. The remaining change in operating cash flows for the three months ended June 30, 2010 primarily reflected decreases in accounts receivable, other assets, accounts payable and increases in inventories, accrued payroll and other accrued liabilities and deferred revenue. Our overall days sales outstanding was 30 days and 36 days for the three months ended June 30, 2010 and March 31, 2010, respectively.

We used $67.4 million in cash from our investing activities during the three months ended June 30, 2010, compared to generating $21.3 million during the three months ended June 30, 2009. During the three months ended June 30, 2010, we used $70.9 million for short-term investment activities and $1.5 million for the purchase of property, equipment and other assets offset by proceeds of $5.0 million from the sale of a strategic equity investment. During the three months ended June 30, 2009, we generated net proceeds of $2.5 million from short-term investment activities and received proceeds of $20.8 million for the sale of our Storage Business, offset by $2.0 million for the purchase of property, equipment and other assets.

We used $0.3 million in cash for our financing activities during the three months ended June 30, 2010, compared to using $8.1 million during the three months ended June 30, 2009. The major financing use of cash for the three months ended June 30, 2010 was the funding of our structured stock repurchase agreements for $10.0 million, restricted stock units withheld for taxes of $2.1 million offset by proceeds of $10.3 million from the settlement of structured stock repurchase agreements and proceeds from issuance of common stock of $1.5 million. The major financing use of cash for the three months ended June 30, 2009 was the funding of our structured stock repurchase agreements for $11.8 million offset by proceeds of $4.0 million from the settlement of structured stock repurchase agreements.

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the three months ended

June 30, 2010, no shares were repurchased on the open market. During the fiscal year ended March 31, 2010, 1.1 million shares were repurchased on the open market at a weighted average price of $7.54 per share. All repurchased shares are retired upon delivery to us.

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

During the three months ended June 30, 2010, we entered into structured repurchase agreements totaling $10.0 million. For those agreements that settled during the three months ended June 30, 2010, we received $10.3 million in cash. During the three months ended June 30, 2009, we entered into structured stock repurchase agreements totaling $11.8 million. For those agreements that had been settled by June 30, 2009, we received $4.0 million in cash. At June 30, 2010, we had approximately $92.4 million remaining available to repurchase shares under the stock repurchase program and two outstanding structured stock repurchase agreements for $10.0 million, of which one settled with the receipt of 0.5 million shares in July 2010.

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

In July, 2010, we entered into an agreement for a multi-year license. We intend to use the license to develop new products. The licensing fees are approximately $18.1 million and is payable over five years.

The following table summarizes our contractual operating leases and other purchase commitments as of June 30, 2010 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31, 2011	$9,497	$28,819	$38,316
2012	2,772	—	2,772
2013	2,080	—	2,080
2014	31	—	31
2015 and thereafter	—	—	—

Total minimum payments	$14,380	$28,819	$43,199

The amount in the table above does not include an estimated $0.6 million as it relates to accounting for uncertainty in income taxes.

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

We did not have any off-balance sheet arrangements as of June 30, 2010 or March 31, 2009.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, mortgage-backed and asset backed securities, mutual funds and closed-end bond funds, with credit ratings as specified in our investment policy. We also have invested in preferred stocks, which pay quarterly fixed rate dividends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values.

We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2010, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $156.5 million and a cost basis of $146.3 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased.

The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2010 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of June 30, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$161,989	$159,929	$158,203	$156,509	$154,805	$153,179	$151,309

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. However, we have periodically entered into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate. We did not enter into any forward currency exchange contract during the three months ended June 30, 2010. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 filed with the SEC on May 11, 2010.

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

The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	successful development of relationships with key developers of advanced digital semiconductors;

•	changes in technology and industry standards; and

•	rapidly changing consumer preferences.

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

*We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration and that may result in reduced manufacturing yields, delays in product deliveries and increased expenses.

As smaller line width geometry processes become more prevalent, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to increasingly smaller geometries. This transition will require us to redesign certain products and will require us and our foundries to migrate to new manufacturing processes for our products.

We may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance, and we have designed IC products to be manufactured at as little as .04 micron geometry processes. We have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to smaller geometries is inherently more expensive and as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face similar difficulties, delays and expenses as we continue to transition our IC products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition, our business, financial condition and results of operations could be materially and adversely affected.

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

*The current economic circumstances and uncertain political conditions could harm our revenues, operating results and financial condition.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income. Our portfolio primarily includes fixed income securities, mutual funds and preferred stocks, the values of which are subject to market price volatility. The deterioration of these market prices has had an unfavorable impact on our portfolio and has caused us to record impairment charges to our earnings. During the fiscal years’ ended March 31, 2010 and 2009, we recorded other-than-temporary impairment charges of $4.1 million and $17.1 million, respectively. If the market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in the fair value of our investments.

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

•

the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers’ products or over-ordering or double booking of our products or our customers’ products;

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

*Any significant order cancellations or order deferrals could cause unplanned inventory growth resulting in excess inventory which may adversely affect our operating results.

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

The book-to-bill ratio is commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of, or if the order will result in future revenues. Our book-to-bill ratio at June 30, 2010 and 2009 was 1.3 and 1.2, respectively.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the fiscal year ended March 31, 2009 we recorded a goodwill impairment charge of $223.0 million to continuing operations. The goodwill impaired was previously assigned to the Process and Transport reporting units in the amounts of $101.5 million, $121.5 million, respectively. In the fiscal years ended March 31, 2009 and 2008, we recorded goodwill impairment charges to discontinued operations of $41.1 million and $71.5 million, respectively, for the Store reporting unit. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values had deteriorated which has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At June 30, 2010, we had $13.2 million of purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.

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

International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. The revenues we derive from international sales may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs, rising protectionism and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental and export approvals for communications, processors and other products;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles and difficulties to collect accounts receivable in some countries;

•	burdens of complying with a wide variety of complex foreign laws and treaties;

•	potentially adverse tax consequences; and

•	an uncertain economic condition that may trail any improvements in the United States.

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

*Our portfolio of short-term investments are exposed to certain market risks.

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal years’ ended March 31, 2010 and 2009, we recorded $4.1 million and $17.1 million respectively, in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At June 30, 2010, the unrealized losses on these securities, that were not written down as an other-than-temporary impairment charge, were approximately $0.3 million. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

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

Any significant leadership or executive management change is inherently risky and we may be unable to manage this transition smoothly which could adversely impact our future strategy and ability to function or execute and could materially and adversely affect our business, financial condition and results of operations. In May 2009, we changed our Chief Executive Officer.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.1(1)+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

10.65	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of the omitted schedules.
(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A (No. 000-23193) for the quarter ended June 30, 2009.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement on Form S-4 (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, or with any amendments thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 6, 2010

APPLIED MICRO CIRCUITS CORPORATION

By:	/s/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

2.1(1)+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

4.1(4)	Specimen Stock Certificate.

10.65	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of the omitted schedules.
(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A (No. 000-23193) for the quarter ended June 30, 2009.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1(No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement on Form S-4 (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, or with any amendments thereto.