Form 10-Q
period 2010-09-30
APPLIED MICRO CIRCUITS CORP
filed 2010-11-03
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

As of September 30, 2010, 64,511,863 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2010	March 31, 2010
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$42,766	$122,526
Short-term investments available-for-sale	139,802	84,117
Accounts receivable, net	22,612	22,892
Inventories	17,557	15,387
Other current assets	15,948	18,098

Total current assets	238,685	263,020
Property and equipment, net	29,633	25,879
Goodwill	13,739	—
Purchased intangibles, net	33,218	16,850
Other assets	9,130	10,295

Total assets	$324,405	$316,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,716	$20,074
Accrued payroll and related expenses	7,849	4,682
Other accrued liabilities	11,226	9,606
Deferred revenue	1,637	808
Notes payable	580	—

Total current liabilities	42,008	35,170
Commitments and contingencies
Deferred tax liability	656	—
Contingent consideration	2,550	—
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at September 30, 2010 and March 31, 2010
Issued and outstanding shares — 64,512 at September 30, 2010 and 65,404 at March 31, 2010	645	654
Additional paid-in capital	5,896,970	5,905,050
Accumulated other comprehensive income	3,870	2,430
Accumulated deficit	(5,622,294)	(5,627,260)

Total stockholders’ equity	279,191	280,874

Total liabilities and stockholders’ equity	$324,405	$316,044

Note: Amounts have been derived from the March 31, 2010 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$65,953	$49,232	$126,763	$94,284
Cost of revenues	23,435	23,796	45,920	45,971

Gross profit	42,518	25,436	80,843	48,313
Operating expenses:
Research and development	27,339	20,828	53,116	40,242
Selling, general and administrative	13,087	11,991	24,711	22,510
Amortization of purchased intangible assets	1,079	1,005	2,084	2,010
Restructuring charges (recoveries), net	164	(125)	533	(279)

Total operating expenses	41,669	33,699	80,444	64,483

Operating income (loss)	849	(8,263)	399	(16,170)
Interest income and other-than-temporary impairments, net	2,666	(1,534)	4,581	(162)
Other income (expense), net	436	(1,891)	602	(1,674)

Income (loss) from continuing operations before income taxes	3,951	(11,688)	5,582	(18,006)
Income tax expense (benefit)	376	(3,617)	616	(7,136)

Income (loss) from continuing operations	3,575	(8,071)	4,966	(10,870)
Income from discontinued operations and gain on sale of Storage Business, net of taxes	—	1,347	—	7,044

Net income (loss)	$3,575	$(6,724)	$4,966	$(3,826)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$0.05	$(0.12)	$0.08	$(0.16)
Income per share from discontinued operations	0.00	0.02	0.00	0.10

Net income (loss) per share	$0.05	$(0.10)	$0.08	$(0.06)

Shares used in calculating basic income (loss) per share	65,752	66,469	65,879	66,270

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$0.05	$(0.12)	$0.07	$(0.16)
Income per share from discontinued operations	0.00	0.02	0.00	0.10

Net income (loss) per share	$0.05	$(0.10)	$0.07	$(0.06)

Shares used in calculating diluted income (loss) per share	68,021	66,469	68,378	66,270

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2010	2009
Operating activities:
Net income (loss)	$4,966	$(3,826)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation	3,639	3,173
Amortization of purchased intangibles	7,432	8,856
Stock-based compensation expense:
Stock options	2,076	2,090
Restricted stock units	5,745	4,292
Other-than-temporary impairment of marketable securities	—	3,454
Impairment of strategic investment	—	2,000
Tax benefit from other comprehensive income	—	(4,007)
Capitalization of prior years mask set costs	(1,177)	—
Net (gain) loss on disposals of property	(320)	24
Net gain on sale of storage business unit	—	(11,366)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	850	(3,738)
Inventories	(2,170)	6,720
Other assets	(1,515)	(503)
Accounts payable	321	(4,398)
Accrued payroll and other accrued liabilities	2,503	(6,365)
Deferred revenue	186	(1,723)

Net cash provided by (used for) operating activities	22,536	(5,317)

Investing activities:
Proceeds from sales and maturities of short-term investments	36,132	42,735
Purchases of short-term investments	(90,012)	(33,093)
Purchase of property and equipment	(5,987)	(3,664)
Proceeds from sale of property and equipment	345	—
Purchase of strategic equity investment	—	(1,000)
Proceeds from sale of strategic equity investment	4,991	—
Proceeds from sale of storage business unit	—	21,527
Purchase of a business, net of cash acquired	(31,484)	—

Net cash (used for) provided by investing activities	(86,015)	26,505

Financing activities:
Net proceeds from issuances of common stock	4,036	1,767
Repurchases of common stock	(23,112)	—
Funding of restricted stock units withheld for taxes	(2,361)	(666)
Funding of structured stock repurchase agreements	(10,000)	(21,797)
Funds received from structured stock repurchase agreements	15,512	12,044
Other	(356)	(55)

Net cash used for financing activities	(16,281)	(8,707)

Net (decrease) increase in cash and cash equivalents	(79,760)	12,481
Cash and cash equivalents at the beginning of the period	122,526	99,337

Cash and cash equivalents at the end of the period	$42,766	$111,818

Supplementary cash flow disclosures:
Cash paid for income taxes	$142	$220

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AMCC”, “APM”, “AppliedMicro” or the “Company”), its wholly-owned subsidiaries and entities which are variable interest entities (“VIE”) of which the Company is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its strategic alliances for potential classification as variable interest entities by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses. The Company determined that it is the primary beneficiary of one variable interest entity and has included the accounts of this entity in the condensed consolidated financial statements (see Note 10). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company included herein have been prepared on a basis consistent with the March 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The Company’s results of operations for the three and six months ended September 30, 2010 are not necessarily indicative of future operating results.

As described in Note 9, the Company has classified the financial results of its 3ware storage adapter business as discontinued operations for all periods presented due to the sale of its 3ware storage adapter business to LSI Corporation on April 21, 2009. These notes to the Company’s condensed consolidated financial statements relate to continuing operations only, unless otherwise indicated.

During the three months ended June 30, 2010, the Company made a correction resulting in the recognition of an asset totaling $1.2 million for unamortized mask costs incurred in prior periods as it was determined that these costs represented pre-production costs instead of research and development (“R&D”) expenses. The unamortized costs will be amortized as cost of sales over a period of approximately three years. As part of this correction, we recognized a reduction to R&D expenses of approximately $1.2 million. The net adjustments to make the correction to capitalize mask costs were not material to any periods affected.

On September 17, 2010, the Company completed the purchase of TPack A/S (“TPack”) for approximately $32 million in cash and potential additional contingent consideration of up to $5 million that will be payable upon the attainment of certain milestones. For a complete discussion, see note 11, “Acquisition of TPack A/S”.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its capitalized mask sets, which affects its cost of goods sold and property and equipment or R&D expenses, if not capitalized; inventory valuation, warranty liabilities, and revenue reserves, which affects its revenues, cost of sales and gross margin; allowance for doubtful accounts, which affects its operating expenses; the unrealized losses or other-than-temporary impairments of its short-term investments available for sale, which affects its interest income (expense), net; the valuation of purchased intangibles and goodwill, which affects its amortization and impairments of purchased intangibles and impairments of goodwill; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects its operating expenses; the valuation of deferred income taxes, which affects its income tax expense (benefit); and stock-based compensation, which affects its gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”). SFAS 167 was subsequently codified in December 2009 as ASU No. 2009-17, Improvements to Financial Reporting by Enterprises Involved With Variable Interest Entities (“ASU 2009-17”), which becomes effective the first annual reporting period after November 15, 2009 and will be effective for the Company in the fiscal year ending March 31, 2011. ASU 2009-17 amends ASC Topic 810 to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures of variable interests. The adoption of ASU 2009-17 did not have a material impact for the Company.

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

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	September 30, 2010	March 31, 2010
	(In thousands)
Accounts receivable	$23,937	$23,607
Less: allowance for bad debts*	(1,325)	(715)

	$22,612	$22,892

*	The increase is primarily from the TPack acquisition.

Inventories:

	September 30, 2010	March 31, 2010
	(In thousands)
Finished goods	$13,538	$12,888
Work in process	2,721	1,668
Raw materials	1,298	831

	$17,557	$15,387

Other current assets:

	September 30, 2010	March 31, 2010
	(In thousands)
Prepaid expenses+	$10,874	$7,882
Strategic investment*	—	5,369
Executive deferred compensation assets	3,220	3,213
Deposits	724	812
Other	1,130	822

	$15,948	$18,098

+	The increase is primarily due to a payment pursuant to a multi-year IP licensing agreement.
*	The investee where the Company had a strategic investment, was acquired in April 2010 and the Company’s investment was liquidated.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Property and equipment:

	Useful Life	September 30, 2010	March 31, 2010
	(In years)	(In thousands)
Machinery and equipment*	3-7	$30,738	$29,252
Leasehold improvements	1-15	10,418	9,931
Computers, office furniture and equipment	3-7	45,982	43,789
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		99,694	95,528
Less: accumulated depreciation and amortization		(70,061)	(69,649)

		$29,633	$25,879

*	Includes capitalized mask set costs.

Goodwill:

The change in carrying amount of goodwill during the six months ended September 30, 2010 was:

	September 30, 2010	March 31, 2010
(In thousands)
Goodwill beginning balance	$—	$—
Goodwill related to TPack acquisition (see note 11)	13,739	—

	$13,739	$—

All goodwill acquired, prior to the Tpack acquisition, of approximately $4.4 billion was fully amortized or impaired by fiscal year ended March 31, 2009.

Purchased intangibles (in thousands):

	September 30, 2010			March 31, 2010
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Developed technology/IPR&D	$441,400	$(418,973)	$22,427	$425,000	$(413,625)	$11,375
Customer relationships	12,830	(5,414)	7,416	6,330	(5,226)	1,104
Patents/core technology rights/tradename	63,206	(59,831)	3,375	62,305	(57,934)	4,371

	$517,436	$(484,218)	$33,218	$493,635	$(476,785)	$16,850

From March 31, 2010 to September 30, 2010, the change in gross carrying amount of the amortized intangible assets was approximately $23.8 million, due to the acquisition of TPack (see Note 11).

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of September 30, 2010, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales*	Operating Expenses	Total
Fiscal years ending March 31,
2011 (remaining)	$6,538	$2,976	$9,514
2012	3,450	2,785	6,235
2013	2,575	2,183	4,758
2014	2,575	1,574	4,149
2015 and Thereafter	6,340	1,272	7,612

Total	$21,478	$10,790	$32,268

*	The amounts do not include approximately $1.0 million in in-process research and development.

Other assets:

	September 30, 2010	March 31, 2010
	(In thousands)
Non-current portion of prepaid expenses	$8,130	$9,295
Strategic investment	1,000	1,000

	$9,130	$10,295

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Short-term investments:

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments (in thousands):

	September 30, 2010				March 31, 2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$7,845	$—	$—	$7,845	$9,126	$—	$—	$9,126
Cash equivalents	34,921	—	—	34,921	113,400	—	—	113,400
U.S. Treasury securities and agency bonds	7,178	56	—	7,234	4,024	1	3	4,022
Corporate bonds	8,905	124	11	9,018	11,086	92	23	11,155
Mortgage-backed and asset-backed securities*	26,017	432	200	26,249	13,076	285	114	13,247
Mutual funds	46,384	580	—	46,964	—	—	—	—
Closed-end bond funds	33,504	8,945	372	42,077	36,545	7,858	105	44,298
Preferred stock	7,285	975	—	8,260	10,664	731	—	11,395

	$172,039	$11,112	$583	$182,568	$197,921	$8,967	$245	$206,643

Reported as:
Cash and cash equivalents				$42,766				$122,526
Short-term investments available-for-sale				139,802				84,117

				$182,568				$206,643

*	At September 30, 2010 and March 31, 2010, approximately $21.8 million and $9.6 million of the amounts presented were mortgage-backed securities, respectively.

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2010				March 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$7,845	$—	$—	$7,845	$9,126	$—	$—	$9,126
Cash equivalents	34,921	—	—	34,921	113,400	—	—	113,400
U.S. Treasury securities and agency bonds	7,234	—	—	7,234	4,022	—	—	4,022
Corporate bonds	—	9,018	—	9,018	—	11,155	—	11,155
Mortgage-backed and asset-backed securities	—	26,249	—	26,249	—	13,247	—	13,247
Mutual funds	46,964	—	—	46,964	—	—	—	—
Closed-end bond funds	42,077	—	—	42,077	44,298	—	—	44,298
Preferred stock	—	8,260	—	8,260	—	11,395	—	11,395

	$139,041	$43,527	$—	$182,568	$170,846	$35,797	$—	$206,643

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the period ended September 30, 2010.

The Company acquired certain intangible assets of approximately $23.8 million in connection with a business combination during the three months ended September 30, 2010. The fair value of the intangible asset was estimated using Level 3 inputs. See Note 11 for discussion of this business combination and the key inputs used in the valuation.

At September 30, 2010, the cost and estimated fair values of available-for-sale securities with stated maturities are U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities and the contractual maturities of such securities are as follows (in thousands):

	September 30, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$3,761	$3,740	$9,931	$9,829
Mature in 1 – 2 years	4,978	4,999	6,177	6,187
Mature in 3 – 5 years	9,274	9,286	—	—
Mature after 5 years	24,087	24,476	12,078	12,408

	$42,100	$42,501	$28,186	$28,424

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of September 30, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	1,663	11	—	—	1,663	11
Mortgage-backed and asset-backed securities	8,351	200	—	—	8,351	200
Closed-end bond funds	10,086	372	—	—	10,086	372

	$20,100	$583	$—	$—	$20,100	$583

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$4,012	$3	$—	$—	$4,012	$3
Corporate bonds	1,850	23	—	—	1,850	23
Mortgage-backed and asset-backed securities	1,931	114	—	—	1,931	114
Closed-end bond funds	7,821	105	—	—	7,821	105

	$15,614	$245	$—	$—	$15,614	$245

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Based on an evaluation of securities that have been in a loss position, the Company did not recognize an other-than-temporary impairment charge, for the three and six months ended September 30, 2010. The Company considered various factors which included its intent and ability to hold the underlying securities until its estimated recovery of amortized cost. The other-than-temporary impairment charge for the three and six months ended September 30, 2009 was approximately $3.3 million and $3.5 million, respectively. As of September 30, 2010, the Company also has $11.1 million in unrealized gains. The basis for computing realized gains or losses is by specific identification.

Other accrued liabilities:

	September 30, 2010	March 31, 2010
	(In thousands)
Executive deferred compensation	$3,655	$3,213
Employee related liabilities	1,743	2,052
Professional fees	733	1,114
Contingent consideration	600	—
Restructuring liabilities	599	583
Warranty	167	169
Other	3,729	2,475

	$11,226	$9,606

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Beginning balance	$169	$1,129	$169	$1,285
Charged to (reductions in) costs of revenues*	25	(877)	41	(922)
Charges incurred	(27)	(26)	(43)	(137)

Ending balance	$167	$226	$167	$226

*	The reduction is primarily related to the sale of our 3ware storage adapter business to LSI Corporation.

Interest income and other-than-temporary impairments, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Interest income	$1,564	$1,511	$3,085	$3,169
Net realized gains on short-term investments	1,102	234	1,496	123
Impairments of marketable securities	—	(3,279)	—	(3,454)

	$2,666	$(1,534)	$4,581	$(162)

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Other income (expense), net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Impairment of strategic investment	$—	$(2,000)	$—	$(2,000)
Net gain from disposal of property	297	—	305	—
Other	139	109	297	326

	$436	$(1,891)	$602	$(1,674)

Net income (loss) per share:

Shares used in basic net income (loss) per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income (loss) per share includes the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of restricted stock units (“RSUs”) and outstanding warrants. The reconciliation of shares used to calculate basic and diluted net income (loss) per share consists of the following (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss):
From continuing operations	$3,575	$(8,071)	$4,966	$(10,870)
From discontinued operations, net of taxes	—	1,347	—	7,044

Net income (loss)	$3,575	$(6,724)	$4,966	$(3,826)

Shares used in net income (loss) per share computation:
Weighted average common shares outstanding, basic	65,752	66,469	65,879	66,270
Net effect of dilutive common share equivalents	2,269	—	2,499	—

Weighted average common shares outstanding, diluted	68,021	66,469	68,378	66,270

Basic net income (loss) per share:
From continuing operations	$0.05	$(0.12)	$0.08	$(0.16)
From discontinued operations, net of taxes	—	0.02	—	0.10

Basic net income (loss) per share	$0.05	$(0.10)	$0.08	$(0.06)

Diluted net income (loss) per share:
From continuing operations	$0.05	$(0.12)	$0.07	$(0.16)
From discontinued operations, net of taxes	—	0.02	—	0.10

Diluted net income (loss) per share	$0.05	$(0.10)	$0.07	$(0.06)

The effect of anti-dilutive securities (comprised of options and restricted stock units ) totaling 3.7 million equivalent shares for both the three and six months ended September 30, 2010 and 6.2 million and 7.1 million equivalent shares for the three and six months ended September 30, 2009, respectively, have been excluded from the net income per share computation.

The effect of dilutive securities (comprised of options, restricted stock units and warrants) totaling 1.9 million and 1.3 million equivalent shares for the three and six months ended September 30, 2009, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the company has incurred losses in the periods presented.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Liability, March 31, 2009	$1,568	$1,074	$1,500	$4,142
Charged to continuing operations	666	—	359	1,025
Cash payments	(1,687)	(759)	(1,500)	(3,946)
Non-cash charges	—	—	(359)	(359)
Reductions to estimated liability	(154)	(125)	—	(279)

Liability, March 31, 2010	$393	$190	$—	$583

Charged to continuing operations	453	112	—	565
Cash payments	(356)	(161)	—	(517)
Reduction to estimated liability	(32)	—	—	(32)

Liability, September 30, 2010	$458	$141	$—	$599

The following table provides detailed activity related to the restructuring programs as of September 30, 2010 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Prior Fiscal Years’ Completed Restructuring Programs:
Liability, March 31, 2009	$94	$282	$—	$376
Cash payments	—	(282)	—	(282)
Reductions to estimated liability	(94)	—	—	(94)

Liability, March 31, 2010	$—	$—	$—	$—

February 2009 Restructuring Program
Liability, March 31, 2009	$1,474	$792	$1,500	$3,766
Cash payments	(1,414)	(477)	(1,500)	(3,391)
Reductions to estimated liability	(60)	(125)	—	(185)

Liability, March 31, 2010	$—	$190	$—	$190

Charged to continuing operations	—	90	—	90
Cash payments	—	(139)	—	(139)

Liability, September 30, 2010	$—	$141	$—	$141

January 2010 Restructuring Program
Charged to continuing operations	$666	$—	$359	$1,025
Cash payments	(273)	—	—	(273)
Non-cash charges	—	—	(359)	(359)

Liability, March 31, 2010	$393	$—	$—	$393

Charged to continuing operations	453	22	—	475
Cash payments	(356)	(22)	—	(378)
Reduction to estimated liability	(32)	—	—	(32)

Liability, September 30, 2010	$458	$—	$—	$458

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

January 2010 Restructuring Program

The January 2010 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved some of its functions offshore, which will allow it to be much closer to its third party subcontract manufacturers, thus reducing costs by taking advantage of its global cost structure and improving efficiencies by eliminating the delays inherent in working in different time zones. The January 2010 restructuring plan includes eliminating or relocating 63 positions. As a result of the January 2010 restructuring program, the Company recorded a charge of $1.0 million, consisting of $0.6 million for employee severances and $0.4 million for an asset impairment in fiscal 2010. During the six months ended September 30, 2010, the Company recorded an additional charge of $0.4 million for employee severances. The Company expects to record additional charges of approximately $0.2 million for employee severances during the remainder of the fiscal year.

4. COMPREHENSIVE INCOME

The components of comprehensive income (loss), net of tax where applicable, are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$3,575	$(6,724)	$4,966	$(3,826)
Change in net unrealized gain on investments	204	3,837	1,634	10,293
Cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	—	—	—	(1,134)
Release upon disposition of investment with cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	105	—	173	—
Foreign currency translation adjustment loss	(325)	(16)	(367)	(112)

	$3,559	$(2,903)	$6,406	$5,221

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Common Stock

At September 30, 2010, the Company had 375.0 million shares authorized for issuance and approximately 64.5 million shares issued and outstanding. At March 31, 2010, there were approximately 65.4 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended September 30, 2010, 0.2 million shares were issued under this plan. During the fiscal year ended March 31, 2010, approximately 0.4 million shares were issued under this plan. At September 30, 2010, approximately 4.2 million shares had been issued under this plan and approximately 2.1 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the six months ended September 30, 2010, 2.1 million shares were repurchased on the open market at a weighted average price of $11.25 per share. During the fiscal year ended March 31, 2010, 1.1 million shares were repurchased on the open market at a weighted average price of $7.54 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 12.0 million shares at a weighted average price of $11.28 per share. All repurchased shares were retired upon delivery to the Company.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the six months ended September 30, 2010, the Company entered into structured stock repurchase agreements totaling $10.0 million. For those agreements that had been settled during the six months ended September 30, 2010, the Company received $15.5 million in cash and 0.5 million in shares of its common stock at an effective purchase price of $10.01 per share from the settled structured stock repurchase agreements. During the fiscal year ended March 31, 2010, the Company entered into structured repurchase agreements totaling $41.8 million. For those agreements that settled during the fiscal year ended March 31, 2010, the Company received $27.8 million in cash and 0.7 million in shares of its common stock at an effective purchase price of $7.25 per share from the settled structured stock repurchase agreements. At September 30, 2010, the Company had no outstanding structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $267.5 million. Upon settlement of these agreements, as of September 30, 2010, the Company received $179.8 million in cash and 9.0 million shares of its common stock at an effective purchase price of $9.79 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of September 30, 2010 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	135,155	11,981	11.28
Structured stock repurchase agreements*	100,517	8,962	11.22

Total repurchases	$235,672	20,943	$11.25

Available for repurchase	$64,328

*	The amounts above do not include gains of $12.8 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $9.79 share and for total repurchases would have been $10.64 per share.

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

At September 30, 2010 and March 31, 2010, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans during the six months ended September 30, 2010 is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	6,310	$11.76
Granted	574	11.98
Exercised	(375)	7.40
Forfeited	(673)	11.44

Outstanding at the end of the period	5,836	$12.10

Vested and expected to vest at the end of the period	5,681	$12.20

Vested at the end of the period	3,799	$14.15

At September 30, 2010, the weighted average remaining contractual term for options outstanding is 4.3 years and for options vested is 3.4 years.

The aggregate pretax intrinsic value of options exercised during the six months ended September 30, 2010 was $1.5 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2010 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.52 - $ 7.12	1,215	$6.07	5.30	349	$5.61
7.13 - 8.56	1,297	7.94	5.93	652	7.92
8.57 - 12.84	1,711	12.25	3.99	1,187	12.33
12.85 - 19.60	1,167	14.51	3.05	1,165	14.51
19.61 - 152.25	446	33.85	1.76	446	33.85

$ 0.52 - $ 152.25	5,836	$12.10	4.34	3,799	$14.15

As of September 30, 2010, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $2.9 million and options outstanding was $7.5 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $10.00 on September 30, 2010.

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

Restricted stock unit activity during the six months ended September 30, 2010 is set forth below:

Restricted Stock Units Outstanding Number of Shares
(in thousands)
Outstanding at the beginning of the year	3,687
Awarded	903
Vested	(1,281)
Cancelled	(448)

Outstanding at the end of the period	2,861

The weighted average remaining contractual term for the restricted stock units outstanding as of September 30, 2010 was 1.2 years.

Based on the closing price of the Company’s common stock of $10.00 on September 30, 2010, the total pretax intrinsic value of all outstanding restricted stock units on that date was $28.6 million.

The aggregate pretax intrinsic value of RSUs released during the six months ended September 30, 2010 was $13.6 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The warrant expires on July 15, 2014 and has an exercise price of $0.01. The first tranche is for 33% and will vest on the 12-month anniversary of the agreement date and the remaining 67% will vest 8% every three months beginning on the 15th month after the agreement date until the warrant is 100% vested provided that “certain milestones” are achieved by the 12-month anniversary of the agreement date. If at any time, Veloce achieves the “project milestone,” the warrant will vest 100% on the date the “project milestone” is achieved. Recognition of expense related to the warrant agreement is initially dependent upon the probability of “certain milestones” being achieved, which is based on consideration of several factors including the stage of development, nature and complexity of the technology being developed and the uncertainty involved in developing complex leading edge products. The Company assesses the probability of the “certain milestones” being achieved each reporting period. As of September 30, 2010, the milestones required for vesting to begin have not been achieved. The Company is currently in the process of renegotiating the terms and conditions of the Merger Agreement and related agreements with Veloce including, without limitation, the performance milestones, and expects to enter into formal amendments to these agreements with Veloce over the next few days or weeks.

6. STOCK-BASED COMPENSATION

The Company estimates the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes option pricing model to estimate the fair value of its share-based payments, excluding RSUs, which uses the fair market value. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the options granted during the three months ended September 30, 2010 and 2009 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,
	Employee Stock Options		Employee Stock Purchase Plans
	2010	2009	2010	2009
Expected life (years)	3.8	3.9	0.5	0.5
Risk-free interest rate	1.0%	2.2%	0.2%	0.3%
Volatility	56%	54%	57%	53%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$5.25	$3.73	$3.70	$2.59

The weighted average grant-date fair value per share of the restricted stock units awarded was $10.99 and $10.77 during the three and six months ended September 30, 2010, respectively, compared to $7.52 and $6.60 during the three and six months ended September 30, 2009, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Effective April 1, 2010, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 5.8% to 6.6% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under ASC Topic 718-10 (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense by type of awards
Stock options (including employee stock purchase program)	$1,087	$1,053	$2,083	$2,088
Restricted stock units	2,871	2,751	5,754	4,344

Total stock-based compensation	3,958	3,804	7,837	6,432
Stock-based compensation expensed from (capitalized to) inventory, net	17	(37)	(16)	(50)

Total stock-based compensation expense	$3,975	$3,767	$7,821	$6,382

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Stock-based compensation expense by type of awards
Cost of revenues	$163	$180	$348	$304
Research and development	1,931	1,594	3,902	2,866
Selling, general and administrative	1,864	2,030	3,587	3,262

Total stock-based compensation	$3,958	$3,804	$7,837	$6,432
Stock-based compensation expensed from (capitalized to) inventory, net	17	(37)	(16)	(50)

Total stock-based compensation expense	$3,975	$3,767	$7,821	$6,382

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2015 related to unvested share-based payment awards at September 30, 2010 is $26.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.2 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

7. CONTINGENCIES

Legal Proceedings

The Company acquired JNI Corporation (“JNI”) in October 2003. In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleges that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with JNI’s public offerings. This lawsuit is among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” Pursuant to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), a settlement has been reached in all of the cases. On October 6, 2009, the Court issued an order granting final approval of the settlement and dismissing the case. The Court subsequently issued a final judgment. Several appeals of the settlement and judgment were filed between October 29 and November 4, 2009. Should the settlement be overturned on appeal and the final approval vacated, the Company’s liability, if any, could not be reasonably estimated at this time.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”) that has agreed to fund certain on-going remediation efforts at the Omega site. The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials. On February 26, 2001 the U.S. District Court for the Central District of California approved a consent decree between the EPA and OPOG to study contamination and evaluate cleanup options at the Omega site. Under the terms of the consent decree, EPA agreed to supervise OPOG’s soil remedial investigation and feasibility study, groundwater treatment design and the installation of three groundwater monitoring wells downgradient from the Omega site. On January 22, 2009, the District Court ordered that the first and second amendments to the consent decree be entered and made part of the consent decree. The First Amendment expanded the scope of work to mitigate volatile organic compounds affecting indoor air quality at a roller rink neighboring the Omega site and, the Second Amendment added settling parties to the consent decree. On November 7, 2007, Angeles Chemical Company filed Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., in the U.S. District Court for the Central District of California against OPOG for cost recovery and indemnification for future response costs resulting from an alleged regional groundwater contamination plume originating at the Omega site. On March 27, 2008, the Court granted OPOG’s motion to stay the action pending EPA’s determination of how to investigate and remediate the regional groundwater.

Tpack, the Company’s wholly owned subsidiary acquired in September 2010, is involved in a contractual dispute with Xtera Communications Inc. and its subsidiary Meriton Networks, Canada Inc. (collectively, “Xtera”). In August 2009, Xtera filed an action against Tpack in the United States District Court for the Eastern Division of Texas. In October 2010, the action was dismissed for lack of jurisdiction. A related lawsuit was brought by Tpack against Xtera in September 2009 in the Ontario Superior Court of Justice in Canada, which suit is still pending. Further actions may be initiated by Tpack or Xtera with respect to the subject matter of the foregoing cases. The Company does not currently anticipate that the Tpack/Xtera legal proceedings will have a material adverse effect on Tpack, the Company or their respective operations.

8. INCOME TAXES

The total amount of unrecognized tax benefits as of April 1, 2010, was $38.8 million, including interest and penalties. During the quarter ended September 30, 2010, additional unrecognized tax benefits of $40,000 were recorded. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three months ended September 30, 2010 and 2009. The Company’s income tax expense for the three and six months ended September 30, 2010 was $0.4 million and $0.6 million, respectively, as compared to an income tax benefit of $3.6 million and $7.3 million during the three and six months ended September 30, 2009, respectively. The increase in the income tax expense recorded for the three and six months ended September 30, 2010 compared to the three and six months ended September 30, 2009, was primarily related to discontinued operations and other comprehensive income benefits allocated to continuing operations for the three and six months ended September 30, 2009. The Company acquired TPack, headquartered in Denmark, on September 17, 2010. The Company is still in the process of evaluating the accompanying tax implications of the TPack acquisition.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Under the merger agreement between the Company and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, the Company also agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. The Company also has the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $5 million up to approximately $100 million, subject to adjustments. The final price would be based upon the achievement and timing of achieving multiple performance milestones and currently is not determinable. The form of consideration used for the merger, cash or the Company’s stock, would be determined by the Company at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions set forth in the agreement. The agreements permit the Company to appoint one individual to serve on Veloce’s Board of Directors and Board committees. The Company’s chief executive officer has been appointed to Veloce’s Board of Directors and as of September 30, 2010, the performance milestones and delivery schedules set forth under the merger and other agreements have not been achieved.

In addition, the Company has provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to the Company. If the Company commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by the Company. The $1.5 million promissory note is eliminated in consolidation. The Company will pay Veloce $1.5 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and the Company will recognize the payments as research and development expenses when such operating costs have been incurred by Veloce. The Company recognized $2.3 million and $4.4 million as research and development expense during the three and six months ended September 30, 2010, respectively, compared to $1.5 million and $2.0 million during the three and six months ended September 30, 2009, respectively. During the six months ended September 30, 2010, the Company provided additional advances of $0.8 million to Veloce. The Company is currently in the process of renegotiating the terms and conditions of the Merger Agreement and related agreements with Veloce, including, without limitation, the development deliverables, performance milestones, delivery schedules and payment obligations thereunder, and expects to enter into formal amendments to these agreements with Veloce over the next few days or weeks.

11. ACQUISITION OF TPACK A/S.

On September 17, 2010, the Company acquired all of the shares of TPack, a limited liability company organized under the laws of Denmark. The Company believes the acquisition of TPack, a provider of silicon intellectual property for Mapping and Switching functions to leading telecom and networking equipment suppliers, will enable AppliedMicro to expand its presence and customer relationships in the rapidly growing OTN and Carrier Ethernet markets.

The total consideration paid at the closing of the transaction (the “Closing”) was approximately $32 million, exclusive of $0.5 million cash acquired. Following certain working capital adjustments, deductions for transaction expenses, including without limitation, those related to certain change in control bonuses owed by the shareholders to TPack’s employees, and indemnity escrow holdbacks of approximately $5 million, a balance of approximately $22.6 million was paid at the Closing to the former shareholders of TPack. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack during the 18 month period following the Closing. The Company recorded the initial fair value of the contingent consideration liability which was calculated based on a weighted probability assessment. The liability will continue to be measured at fair value at the end of each reporting period. In addition, we recorded acquisition related transaction costs of $0.9 million, which were included in selling, general and administrative expenses.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The Company has calculated the fair value of the tangible and intangible assets acquired to allocate the purchase price as of the acquisition date. The excess of purchase price over the aggregate fair values was recognized as goodwill. Based upon these calculations, the preliminary purchase price of the transaction was allocated as follows (in thousands), and also includes the estimated amortization period of the acquired intangibles:

	Estimated Useful Life (In years)	Purchase price
Purchased intangible assets
Developed Technology	6	$15,450
Existing customer contracts	5	4,000
Partner relationship	3	2,500
Trademarks and tradenames	3	650
Covenants not-to-compete	3	250
In-process R&D	—	950
Goodwill (non tax deductible)*		13,739
Deferred tax liability		(656)
Contingent consideration (payable)		(3,150)
Net liabilities		$(1,699)

Cash consideration		32,034
Contingent consideration		3,150

The total consideration issued in the acquisition		$35,184

*	The amount resulted primarily from our expectation of synergies from the integration of TPack product offerings with our product offerings

The fair values of the TPack intangible assets were determined using the income approach with significant inputs that are not observable in the market. Key assumptions included expected future cash flows and discount rates consistent with the assessment of risk. Purchased intangible assets, including IPR&D, are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or if that pattern cannot be reliably determined, using a straight-line amortization method.

The financial information in the table below summarizes the combined results of operations of the Company and TPack, on a proforma basis, as though the companies have been combined as of the beginning of the fiscal years of the periods presented. The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2010 or July 1, 2010 or of results that may occur in the future.

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net revenues	$67,385	$50,530	$129,660	$97,085
Net income (loss)	3,291	(7,082)	4,067	(4,357)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2010 and 2009. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

Our business had three reporting units, Process, Transport and Store. On April 21, 2009, we completed the sale of our 3ware storage adapter business, which was substantially all of the business of our Store reporting unit, to LSI Corporation to focus on our Process and Transport reporting units. We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the datacenter, enterprise and telecommunications applications. Our focus is on the OEMs and telecommunications companies that build and connect to datacenters. As of September 30, 2010, our business had two reporting units, Process and Transport.

On September 17, 2010, we completed the acquisition of TPack, a limited liability company organized under the laws of Denmark, in accordance with the terms and conditions of the stock purchase agreement dated August 17, 2010.

Since the start of fiscal 2009, we have invested a total of $226.0 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced.

The following tables present a summary of our results of operations for the three and six months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$65,953	100.0%	$49,232	100.0%	$16,721	34.0%
Cost of revenues	23,435	35.5	23,796	48.3	(361)	(1.5)

Gross profit	42,518	64.5	25,436	51.7	17,082	67.2
Total operating expenses	41,669	63.2	33,699	68.4	7,970	23.7

Operating income (loss)	849	1.3	(8,263)	(16.7)	9,112	110.3
Interest and other income (expense), net	3,102	4.7	(3,425)	(7.0)	6,527	190.6

Income (loss) from continuing operations before income taxes	3,951	6.0	(11,688)	(23.7)	15,639	133.8
Income tax expense (benefit)	376	0.6	(3,617)	(7.3)	3,993	110.4

Income (loss) from continuing operations	3,575	5.4	(8,071)	(16.4)	11,646	144.3
Income from discontinued operations, net of taxes	—	—	1,347	2.7	(1,347)	(100.0)

Net income (loss)	$3,575	5.4%	$(6,724)	(13.7)%	$10,299	153.2%

	Six Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$126,763	100.0%	$94,284	100.0%	$32,479	34.4%
Cost of revenues	45,920	36.2	45,971	48.8	(51)	(0.1)

Gross profit	80,843	63.8	48,313	51.2	32,530	67.3
Total operating expenses	80,444	63.5	64,483	68.4	15,961	24.8

Operating income (loss)	399	0.3	(16,170)	(17.2)	16,569	102.5
Interest and other income (expense), net	5,183	4.1	(1,836)	(1.9)	7,019	382.3

Income (loss) from continuing operations before income taxes	5,582	4.4	(18,006)	(19.1)	23,588	131.0
Income tax expense (benefit)	616	0.5	(7,136)	(7.6)	7,752	108.6

Income (loss) from continuing operations	4,966	3.9	(10,870)	(11.5)	15,836	145.7
Income from discontinued operations, net of taxes	—	—	7,044	7.5	(7,044)	(100.0)

Net income (loss)	$4,966	3.9%	$(3,826)	(4.0)%	$8,792	229.8%

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

In November 2009, we also entered into another Patent Purchase Agreement with Acacia Patent Acquisition LLC (“APAC”). Pursuant to this Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies for an aggregate purchase price of $2.5 million payable over two years and a 25% share of royalty payments for assignment of rights under the sale and or use of the patents. Due to the nature of the payment terms, related revenue is being recorded as the payments are received.

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

For these and other reasons, our net revenue and results of operations for the three and six months ended September 30, 2010 and 2009 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Avnet (distributor)	30%	28%	31%	26%
Hon Hai (sub-contract manufacturer)	14%	14%	14%	13%
Flextronics (sub-contract manufacturer)	10%	*	*	*

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2010		2009		2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$22,159	33.6%	$17,428	35.4%	$40,630	32.1%	$32,968	35.0%
Other North America	609	0.9	1,734	3.5	756	0.6	4,344	4.6
Europe	13,508	20.5	9,267	18.8	23,472	18.5	16,234	17.2
Asia	29,307	44.4	20,650	41.9	61,143	48.2	40,340	42.8
Other	370	0.6	153	0.4	762	0.6	398	0.4

	$65,953	100.0%	$49,232	100.0%	$126,763	100.0%	$94,284	100.0%

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$3,575	$(6,724)	$4,966	$(3,826)
Interest and other income	(1,414)	(1,708)	(2,587)	(3,472)
Stock-based compensation expense	3,975	3,767	7,821	6,382
Amortization of intangibles	3,802	4,269	7,432	8,856
Acquisition transaction expenses	859	—	859	—
Restructuring charges (recoveries), net	164	(125)	533	(279)
Impairment of strategic investment	—	2,000	—	2,000
Impairment of marketable securities*	(1,688)	3,133	(2,596)	3,308
Depreciation and amortization	2,150	2,004	4,428	3,911
Income tax adjustment	376	(3,617)	616	(7,136)
Income from discontinued operations	—	(1,347)	—	(7,044)

Adjusted EBITDA	$11,799	$1,652	$21,472	$2,700

*	For non-GAAP purposes, the impairment of marketable securities is not recognized until the securities are sold.

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

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of, or if the order will result in future revenues. Our book-to-bill ratio at September 30, 2010 and 2009 was 0.9 and 1.1, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to: inventory valuation and capitalized mask set costs, which affect our cost of sales and gross margin; the valuation of purchased intangibles, which has in the past affected, and could in the future affect, our impairment charges to write down the carrying value of purchased intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and an evaluation of other-than-temporary impairment of our investments, which affects the amount and timing of write-down charges. We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition, including the deferral of a portion of revenues on sales to distributors. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of September 30, 2010, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $0.8 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $0.1 million.

Goodwill and Intangible Assets

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired. Goodwill and intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The amounts and useful lives assigned to other intangible assets impact future amortization. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method and the market comparison approach. These methods require significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

In accordance with ASC Topic 350-10 (“ASC 350-10”) as it relates to Goodwill and Other Intangible Assets, the Company performs its annual impairment review at the reporting unit level each fiscal year or more frequently if the Company believes indicators of impairment are present. ASC 350-10 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based upon the type of products under development by the acquired company, which initially generated the goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using a combination of the discounted cash flow analysis and/or market comparisons. The determination of fair value requires significant judgment and estimates. The Company last recorded goodwill impairment charges in the year ended March 31, 2009 of $223.0 million to continuing operations and $41.2 million to discontinued operations. In conjunction with the TPack acquisition, we recorded $23.8 million in amortizable intangible assets and $13.7 million in goodwill.

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

Intangible assets, such as purchased technology, are generally recorded in connection with a business acquisition. The value assigned to intangible assets is usually based on estimates and judgments regarding expectations for the success and life cycle of products and technology acquired. The fair value of the intangible assets was determined using the income approach. Key assumptions include the expected future cash flows, timing of expected future cash flows and discount rates consistent with the level of risk. We evaluate the useful lives of our intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization.

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The recent economic climate and volatile financial markets have created an environment in which it may be difficult to make accurate estimates and assumptions on which we base our judgments. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that it will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In the three and six months ended September 30, 2010, we did not record any other-than-temporary impairment charges. For the three months ended September 30, 2010, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $0.6 million as we believe that such unrealized losses are temporary. As of September 30, 2010, we also had $11.1 million in unrealized gains. For the three and six months ended September 30, 2009, we recorded other-than-temporary impairment charges of $3.3 million and $3.5 million, respectively.

Mask Costs

We incur material costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the six months ended September 30, 2010, total mask costs of $4.5 million were incurred, of which $1.5 million was expensed as R&D expense because technological feasibility had not been achieved and the remaining $3.0 million was capitalized. During the three months ended September 30, 2010, mask cost of $3.0 million were incurred and capitalized.

During the three months ended June 30, 2010, we made a correction resulting in the recognition of an asset totaling $1.2 million for unamortized mask costs incurred in prior periods as it was determined that these costs represented pre-production costs instead of R&D expenses. The unamortized costs will be amortized as cost of sales over a period of approximately three years. As part of this correction we recognized a reduction to R&D expenses of approximately $1.2 million. Amortization of these capitalized mask set costs recognized as cost of sales during the three and six months ended September 30, 2010 was approximately $0.1 million and $0.3 million, respectively. The net adjustments to make the correction to capitalize mask costs were not material to any periods affected.

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our assumptions for exiting certain facilities, such as estimating sublease incomes, may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. For the six months ended September 30, 2010, we recorded net restructuring charges of approximately $0.5 million associated with our restructuring actions. In the fiscal year ended March 31, 2010, we recorded net charges of $0.8 million for our restructuring activities to continuing operations.

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

Under the TPack acquisition, we will recognize revenue pursuant to the requirements under the authoritative guidance on software revenue recognition, and any applicable amendments or modifications. Revenues will consist of royalties based upon sales of our customer’s products that include our software, professional service revenue, and revenue relating to our maintenance contracts.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended September 30, 2010 to the Three and Six Months Ended September 30, 2009

Net Revenues. Net revenues for the three and six months ended September 30, 2010 were $65.9 million and $126.8 million, representing an increase of 34.0% and 34.4% from net revenues of $49.2 million and $94.3 million for the three and six months ended September 30, 2009, respectively. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Process	$30,935	46.9%	$25,085	51.0%	$5,850	23.3%
Transport	35,018	53.1	24,147	49.0	10,871	45.0

	$65,953	100.0%	$49,232	100.0%	$16,721	34.0%

	Six Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Process	$60,418	47.7%	$50,165	53.2%	$10,253	20.4%
Transport	66,345	52.3	44,119	46.8	22,226	50.4

	$126,763	100.0%	$94,284	100.0%	$32,479	34.4%

During the three and six months ended September 30, 2010, revenues recovered strongly as the overall market for semiconductor products continued to show improved growth trends. The year over year increase represents the recovery from the recessionary economic conditions and overall softness in demand that was observed during the prior years and the current pace of infrastructure build out. We expect revenues for the three months ending December 31, 2010 to be approximately $62 million, plus or minus $2 million. This decline is primarily driven by inventory corrections in the industry. Our future revenues could be impacted by the duration and the severity of such inventory corrections and other factors.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$65,953	100.0%	$49,232	100.0%	$16,721	34.0%
Cost of revenues	23,435	35.5	23,796	48.3	(361)	(1.5)

Gross profit	$42,518	64.5%	$25,436	51.7%	$17,082	67.2%

	Six Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$126,763	100.0%	$94,284	100.0%	$32,479	34.4%
Cost of revenues	45,920	36.2	45,971	48.8	(51)	(0.1)

Gross profit	$80,843	63.8%	$48,313	51.2%	$32,530	67.3%

The gross profit percentage for the three and six months ended September 30, 2010 increased to 64.5% and 63.8%, compared to 51.7% and 51.2% for the three and six months ended September 30, 2009, respectively. The increase in our gross profit percentage for the three and six months ended September 30, 2010 was primarily due to favorable product mix, higher licensing revenues, improved manufacturing yields and efficiencies and the overall impact of increased revenues.

The amortization of purchased intangible assets included in cost of revenues during the three and six months ended September 30, 2010 was $2.7 million and $5.3 million compared to $3.3 million and $6.9 million for the three and six months ended September 30, 2009, respectively. Based on the amount of capitalized purchased intangibles on the balance sheet as of September 30, 2010, we expect amortization expense for purchased intangibles charged to cost of revenues to be $6.5 million during the remainder of fiscal 2011, $3.5 million for fiscal 2012, $2.6 million for fiscal 2013, $2.6 million for fiscal 2014, $6.3 million for fiscal 2015 and thereafter. The expected amortization does not include $1.0 million of in-process R&D. Future acquisitions of businesses may result in substantial additional charges, which may impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and six months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$27,339	41.5%	$20,828	42.3%	$6,511	31.3%
Selling, general and administrative	$13,087	19.8%	$11,991	24.4%	$1,096	9.1%

	Six Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$53,116	41.9%	$40,242	42.7%	$12,874	32.0%
Selling, general and administrative	$24,711	19.5%	$22,510	23.9%	$2,201	9.8%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 31.3% for the three months ended September 30, 2010, compared to the three months ended September 30, 2009 was primarily due to an increase of $3.1 million in personnel costs, $0.9 million in contractor cost, $0.5 million in printed circuit board cost, $0.3 million in product software interface cost, $0.3 million in stock-based compensation charges, $0.6 million in corporate service allocations and $0.5 million decrease in customer funded non-recurring engineering payments. The increase in R&D expenses of 32.0% for the six months ended September 30, 2010, compared to the six months ended September 30, 2009 was primarily due to an increase of $7.2 million in personnel costs primarily related to Veloce, $1.0 million in contractor costs, $1.0 million in stock-based compensation charges, $0.8 million in third party foundry costs, $0.6 million in technology access fees, $0.6 million in printed circuit board costs, $0.3 million in new processor core development costs and $1.2 million in corporate service allocations. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 9.1% for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 was primarily due to an increase of $1.0 million in external consultants and $0.4 million in personnel costs. The increase in SG&A expenses of 9.8% for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 was primarily due to an increase of $1.5 million in external consultants, $0.8 million in personnel costs, $0.4 million in travel expenses and $0.3 million in stock-based compensation charges, offset by a decrease of $1.1 million in professional service fees. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2010 and 2009, which was included in the tables above (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$180	0.3%	$143	0.3%	$37	25.9%
Research and development	1,931	2.9	1,594	3.2	337	21.1
Selling, general and administrative	1,864	2.8	2,030	4.1	(166)	(8.2)

	$3,975	6.0%	$3,767	7.7%	$208	5.5%

	Six Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$332	0.3%	$254	0.3%	$78	30.7%
Research and development	3,902	3.1	2,866	3.0	1,036	36.1
Selling, general and administrative	3,587	2.8	3,262	3.5	325	10.0

	$7,821	6.2%	$6,382	6.8%	$1,439	22.5%

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2015 related to unvested share-based payment awards at September 30, 2010 is $26.6 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. Vesting of the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.2 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges. The restructuring charges recorded during the three and six months ended September 30, 2010 was primarily for employee severances.

Interest and Other Income (Expense) and Other-Than-Temporary Impairments, net. The following table presents interest and other income (expense) and other-than-temporary impairments, net for the three and six months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Interest income (expense) and other-than-temporary impairments, net	$2,666	4.0%	$(1,534)	(3.1)%	$4,200	273.8%
Other income (expense), net	$436	0.7%	$(1,891)	(3.8)%	$2,327	123.1%

	Six Months Ended September 30,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Interest income (expense) and other-than-temporary impairments, net	$4,581	3.6%	$(162)	(0.2)%	$4,743	2927.8%
Other income (expense), net	$602	0.5%	$(1,674)	(1.8)%	$2,276	136.0%

Interest and Other Income and Other-Than-Temporary Impairment, net. Interest income and other-than-temporary impairment, net of management fees and other-than-temporary impairment, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities as well as realized gains and losses from the sale of short-term investments and impairment charges on investments, less interest expense. The increase in interest income and other-than-temporary impairment, net for the three and six months ended September 30, 2010, compared to the three and six months ended September 30, 2009 was primarily due to gains that were realized from the sale of securities in our investment portfolio in the current fiscal year and an other-than-temporary impairment charge of $3.3 million in the prior fiscal year. The increase in other income for the three and six months ended September 30, 2010, compared to the three and six months ended September 30, 2009 was primarily due to a $2.0 million impairment for a strategic investment in the prior fiscal year.

Income Taxes. The federal statutory income tax rate was 35% for the three and six months ended September 30, 2010 and 2009. The benefit recorded during the three and six months ended September 30, 2009, related primarily to the gains from discontinued operations, other comprehensive income and an increase in refundable tax credits. For the three and six months ended September 30, 2010, the Company had no gains or losses relating to discontinued operations and provided a provision relating to foreign and state taxes.

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

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2010, our principal source of liquidity consisted of $182.6 million in cash, cash equivalents and short-term investments. Working capital as of September 30, 2010 was $196.7 million. Total cash, cash equivalents, and short-term investments decreased by $24.1 million during the six months ended September 30, 2010, primarily due to the acquisition of a business for $31.5 million, repurchases of our common stock for $23.1 million and purchase of property and equipment of $6.0 million, offset by net cash provided by operations of $22.5 million, net structured stock repurchase proceeds of $5.5 million, proceeds from issuances of common stock of $4.0 million and proceeds from the sale of a strategic equity investment of $5.0 million. At September 30, 2010, we had contractual obligations not included on our balance sheet totaling $57.3 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the six months ended September 30, 2010, we generated $22.5 million of cash from our operations compared to using $5.3 million for the six months ended September 30, 2009. Our net income of $5.0 million for the six months ended September 30, 2010 included $17.7 million of non-cash charges consisting of $3.6 million of depreciation, $7.4 million of amortization of purchased intangibles, $7.8 million of stock-based compensation and a credit of $1.2 million related to the capitalization of prior years mask set costs. Our net loss of $3.8 million for the six months ended September 30, 2009 included $20.0 million of non-cash charges consisting of $3.2 million of depreciation, $8.9 million of amortization of purchased intangibles, $6.4 million of stock-based compensation, $3.5 million for marketable securities impairment and $2.0 million impairment of a strategic investment, offset by $4.0 million in tax benefit from other comprehensive income. The remaining change in operating cash flows for the six months ended September 30, 2010 primarily reflected decreases in accounts receivable and other assets and increases in inventories, accrued payroll and other accrued liabilities, deferred revenue and accounts payable. Our overall days sales outstanding was 33 days and 36 days for the three months ended September 30, 2010 and March 31, 2010, respectively.

We used $86.0 million of cash from our investing activities during the six months ended September 30, 2010, compared to generating $26.5 million during the six months ended September 30, 2009. During the six months ended September 30, 2010, we used $53.9 million for short-term investment activities, net, $6.0 million for the purchase of property and equipment and $31.5 million for the acquisition of a business, offset by proceeds of $5.0 million from the sale of a strategic equity investment. During the six months ended September 30, 2009, we generated net proceeds of $9.7 million from short-term investment activities and received proceeds of $21.5 million for the sale of our 3ware storage adapter business, offset by $3.7 million for the purchase of property, equipment and other assets and $1.0 million for the purchase of a strategic investment.

We used $16.3 million of cash for our financing activities during the six months ended September 30, 2010, compared to using $8.7 million during the six months ended September 30, 2009. The major financing use of cash for the six months ended September 30, 2010 was the funding of our structured stock repurchase agreements for $10.0 million, $23.1 million for the repurchases of common stock, restricted stock units withheld for taxes of $2.4 million offset by proceeds of $15.5 million from the settlement of structured stock repurchase agreements and proceeds from issuances of common stock of $4.0 million. The major financing use of cash for the six months ended September 30, 2009 was the funding of our structured stock repurchase agreements for $21.8 million, offset by proceeds of $12.0 million from the settlement of structured stock repurchase agreements and $1.8 million from the issuances of our common stock.

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the six months ended September 30, 2010, approximately 2.1 million shares were repurchased on the open market at a weighted average price of $11.25 per share. During the fiscal year ended March 31, 2010, 1.1 million shares were repurchased on the open market at a weighted average price of $7.54 per share. All repurchased shares are retired upon delivery to us.

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

During the six months ended September 30, 2010, we entered into structured stock repurchase agreements totaling $10.0 million. For those agreements that settled during the six months ended September 30, 2010, we received $15.5 million in cash and 0.5 million in shares of our common stock at an effective purchase price of $10.01 per share from the settled structured stock repurchase agreements. During the fiscal year ended March 31, 2010, we entered into structured stock repurchase agreements totaling $41.8 million. For those agreements that settled during the fiscal year ended March 31, 2010, we received $27.8 million in cash and 0.7 million shares of our common stock at an effective purchase price of $7.25 per share from the settled structured stock repurchase agreements. At September 30, 2010, we had approximately $64.3 million remaining available to repurchase shares under the stock repurchase program.

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

In addition, we provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to us. If we commit a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by us. The promissory note is eliminated in consolidation. We will pay Veloce $1.5 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and we will recognize the payments as research and development expenses when incurred. During the six months ended September 30, 2010, we provided additional advances of $0.8 million to Veloce. We are currently in the process of renegotiating the terms and conditions of the Merger Agreement and related agreements with Veloce, including, without limitation, the development deliverables, performance milestones, delivery schedules and payment obligation, thereunder, and expects to enter into formal amendments to these agreement with Veloce over the next few days or weeks.

On September 17, 2010, we acquired TPack, a limited liability company organized under the laws of Denmark, in accordance with the terms and conditions of the stock purchase agreement dated August 17, 2010. The total consideration paid at the closing of the transaction was approximately $32 million. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack within 18 months after the acquisition. Approximately $5 million was placed in escrow to secure the indemnification obligation of TPack. In addition, we recorded acquisition related transaction costs of $0.9 million, which were included in selling, general and administrative expense.

In July 2010, we entered into an agreement for a multi-year license with a leading semiconductor IP supplier, where the components of the licensed technology are expected to be delivered over multiple years. The Company does not regard the license as significant to its current business. We intend to use the license to develop new products. The aggregate licensing fees are approximately $18.1 million and are payable over five years. This is in addition to a technology license agreement we entered into in March 2010, for approximately $4.4 million which is payable over approximately one year.

The following table summarizes our contractual operating leases and other purchase commitments as of September 30, 2010 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31, 2011	$8,003	$44,426	$52,429
2012	2,772	—	2,772
2013	2,080	—	2,080
2014	31	—	31
2015 and thereafter	—	—	—

Total minimum payments	$12,886	$44,426	$57,312

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

We did not have any off-balance sheet arrangements as of September 30, 2010 or March 31, 2009.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2010, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $139.8 million and a cost basis of $129.4 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased.

The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2010 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of September 30, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$144,597	$142,996	$141,371	$139,802	$138,128	$136,603	$135,170

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. However, we have periodically entered into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate. We did not enter into any forward currency exchange contract during the six months ended September 30, 2010. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition, on May 17, 2009, we entered into agreements with Veloce for them to perform product development work for us on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of our common stock, which will vest upon the achievement of both performance and/or time-based milestones. Under the merger agreement with Veloce, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should we acquire Veloce pursuant to the merger agreement, the purchase price is estimated to be in the range of approximately $5 million up to approximately $100 million, subject to adjustments. The final price would be based upon the achievement and timing of achieving multiple performance milestones and currently is not determinable. We also provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. We will also pay Veloce $1.5 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. During the six months ended September 30, 2010, we provided additional advances of $0.8 million to Veloce.

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

The book-to-bill ratio is commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of, or if the order will result in future revenues. Our book-to-bill ratio at September 30, 2010 and 2009 was 0.9 and 1.1, respectively.

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

The sale of our 3ware storage adapter business to LSI Corporation marks a change in our strategy. This change, or any further changes we might make, could have a significant impact on our business, financial condition and results of operations while we are implementing our new strategy.

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

*Our business strategy contemplates the acquisition of other companies, products and technologies. Merger and acquisition activities involve numerous risks and we may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems that could disrupt our business and harm our results of operations and financial condition.

Acquiring products, technologies or businesses from third parties or making additional investments in companies we have already have an interest in is part of our long-term business strategy. The risks involved with merger and acquisition activities include:

•	potential dilution to our stockholders;

•	use of a significant portion of our cash reserves;

•	diversion of management’s attention from our core business;

•	failure to integrate or potential loss of key employees, particularly those of the acquired organizations.

•	difficulty in completing an acquired company’s in-process research or development projects;

•	amortization of acquired intangible assets and deferred compensation;
•	customer dissatisfaction or performance problems with an acquired company’s products or services;

•	adverse effects on existing business relationships with suppliers and customers;

•	costs associated with acquisitions or mergers;

•	difficulties associated with combining or integrating acquired companies, purchased operations, products or technologies;

•	difficulties and risks associated with entering and competing in markets that are unfamiliar to us;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated costs, events or circumstances.

In addition, in the event of any such investments or acquisitions, we could

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur amortization or impairment expenses related to goodwill and other intangible assets; or

•	incur large and immediate write-offs.

Any of these risks could materially harm our business, financial condition and results of operations.

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the fiscal year ended March 31, 2009 we recorded a goodwill impairment charge of $223.0 million to continuing operations. The goodwill impaired was previously assigned to the Process and Transport reporting units in the amounts of $101.5 million, $121.5 million, respectively. In the fiscal years ended March 31, 2009 and 2008, we recorded goodwill impairment charges to discontinued operations of $41.1 million and $71.5 million, respectively, for the Store reporting unit. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values had deteriorated which has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At September 30, 2010, we had $33.2 million of purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.

On September 17, 2010, we completed the acquisition of TPack for $32 million in cash and potentially up to an additional $5 million if certain performance milestones are achieved. In conjunction with the acquisition, we recorded $23.8 million in amortizable intangible assets and $13.7 million in goodwill. If the financial forecasts and other assumptions used to evaluate the acquisition do not materialize as expected, we could incur an impairment charge for up to the entire value the intangible assets and goodwill.

We cannot assure you that we will be able to successfully integrate TPack’s business, products, technologies or personnel or any additional businesses, products, technologies or personnel that we might acquire.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal years’ ended March 31, 2010 and 2009, we recorded $4.1 million and $17.1 million respectively, in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At September 30, 2010, the unrealized losses on these securities, that were not written down as an other-than-temporary impairment charge, were approximately $0.6 million. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

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

On October 27, 2010, the Board of Directors of the Company approved an amendment to the Company’s Bylaws, to be effective November 3, 2010, that includes a new Section 8.13 which provides that unless the corporation consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware shall be the sole and exclusive forum for (i) any derivative action or proceeding brought on behalf of the corporation, (ii) any action asserting a claim for breach of a fiduciary duty owed by any director, officer or other employee of the corporation to the corporation or the corporation’s stockholders, (iii) any action asserting a claim arising pursuant to any provision of the General Corporation Law of Delaware or the corporation’s certificate of incorporation or Bylaws, or (iv) any action asserting a claim governed by the internal affairs doctrine.

The Amended and Restated Bylaws of the Company reflecting this amendment are filed as Exhibit 3.2 to this report.

ITEM 6.	EXHIBITS

2.1(1)+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

2.2^*	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbaken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers’ Representative named therein, dated as of August 17, 2010.

2.3^	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.65(4)	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of the omitted schedules.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A (No. 000-23193) for the quarter ended June 30, 2009.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement on Form S-4 (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, or with any amendments thereto.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 3, 2010

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

2.1(1)+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

2.2^*	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers’ Representative named therein, dated as of August 17, 2010.

2.3^	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.65(4)	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of the omitted schedules.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A (No. 000-23193) for the quarter ended June 30, 2009.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement on Form S-4 (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, or with any amendments thereto.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2010.