Form 10-Q
period 2010-12-31
APPLIED MICRO CIRCUITS CORP
filed 2011-01-31
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010

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

As of December 31, 2010, 64,749,267 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2010	March 31, 2010
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$85,194	$122,526
Short-term investments available-for-sale	105,002	84,117
Accounts receivable, net	14,266	22,892
Inventories	22,323	15,387
Other current assets	18,580	18,098

Total current assets	245,365	263,020
Property and equipment, net	30,819	25,879
Goodwill	13,839	—
Purchased intangibles, net	28,362	16,850
Other assets	8,733	10,295

Total assets	$327,118	$316,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$19,885	$20,074
Accrued payroll and related expenses	10,672	4,682
Other accrued liabilities	11,480	9,606
Deferred revenue	2,591	808
Notes payable	447	—

Total current liabilities	45,075	35,170
Deferred tax liability	656	—
Contingent consideration	2,550	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at December 31, 2010 and March 31, 2010
Issued and outstanding shares — 64,749 at December 31, 2010 and 65,404 at March 31, 2010	648	654
Additional paid-in capital	5,901,247	5,905,050
Accumulated other comprehensive income	1,197	2,430
Accumulated deficit	(5,624,255)	(5,627,260)

Total stockholders’ equity	278,837	280,874

Total liabilities and stockholders’ equity	$327,118	$316,044

Note: Amounts have been derived from the March 31, 2010 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net revenues	$62,364	$53,704	$189,127	$147,988
Cost of revenues	23,886	24,173	69,806	70,144

Gross profit	38,478	29,531	119,321	77,844
Operating expenses:
Research and development	28,684	23,599	81,800	63,841
Selling, general and administrative	12,729	11,454	37,440	33,964
Amortization of purchased intangible assets	1,488	1,005	3,572	3,015
Restructuring charges (recoveries), net	33	—	566	(279)

Total operating expenses	42,934	36,058	123,378	100,541

Operating loss	(4,456)	(6,527)	(4,057)	(22,697)
Interest income and other-than-temporary impairments, net	2,199	1,606	6,780	1,443
Other income (expense), net	126	13	728	(1,660)

Income (loss) from continuing operations before income taxes	(2,131)	(4,908)	3,451	(22,914)
Income tax expense (benefit)	(170)	(2,248)	446	(9,384)

Income (loss) from continuing operations	(1,961)	(2,660)	3,005	(13,530)
Income (loss) from discontinued operations and gain on sale of Storage Business, net of taxes	—	(934)	—	6,110

Net income (loss)	$(1,961)	$(3,594)	$3,005	$(7,420)

Basic income (loss) per share:
Income (loss) per share from continuing operations	$(0.03)	$(0.04)	$0.05	$(0.20)
Income (loss) per share from discontinued operations	0.00	(0.01)	0.00	0.09

Net income (loss) per share	$(0.03)	$(0.05)	$0.05	$(0.11)

Shares used in calculating basic income (loss) per share	64,647	66,139	65,468	66,226

Diluted income (loss) per share:
Income (loss) per share from continuing operations	$(0.03)	$(0.04)	$0.04	$(0.20)
Income (loss) per share from discontinued operations	0.00	(0.01)	0.00	0.09

Net income (loss) per share	$(0.03)	$(0.05)	$0.04	$(0.11)

Shares used in calculating diluted income (loss) per share	64,647	66,139	67,549	66,226

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2010	2009
Operating activities:
Net income (loss)	$3,005	$(7,420)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	5,433	4,881
Amortization of purchased intangibles	12,188	12,486
Stock-based compensation expense:
Stock options	4,049	3,224
Restricted stock units	8,861	6,895
Other-than-temporary impairment of marketable securities	—	4,047
Impairment of strategic investment	—	2,000
Tax benefit from other comprehensive income	—	(5,077)
Capitalization of prior years mask set costs	(1,177)	—
Net (gain) loss on disposals of property	(323)	66
Net gain on sale of Storage Business unit	—	(11,366)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	9,196	(248)
Inventories	(6,936)	8,974
Other assets	(3,750)	(1,797)
Accounts payable	(510)	515
Accrued payroll and other accrued liabilities	4,046	(7,513)
Deferred tax liability	656	—
Deferred revenue	1,140	(1,216)

Net cash provided by operating activities	35,878	8,451

Investing activities:
Proceeds from sales and maturities of short-term investments	78,627	176,182
Purchases of short-term investments	(100,407)	(159,357)
Purchase of property and equipment	(8,978)	(4,976)
Proceeds from sale of property and equipment	365	—
Purchase of strategic equity investment	—	(1,000)
Proceeds from sale of strategic equity investment	4,991	—
Proceeds from sale of storage business unit	—	21,527
Purchase of a business, net of cash acquired	(31,484)	—

Net cash (used for) provided by investing activities	(56,886)	32,376

Financing activities:
Net proceeds from issuances of common stock	4,321	1,972
Repurchases of common stock	(23,310)	(8,076)
Funding of restricted stock units withheld for taxes	(2,518)	(744)
Funding of structured stock repurchase agreements	(10,000)	(31,797)
Funds received from structured stock repurchase agreements	15,512	22,484
Other	(329)	(32)

Net cash used for financing activities	(16,324)	(16,193)

Net (decrease) increase in cash and cash equivalents	(37,332)	24,634
Cash and cash equivalents at the beginning of the period	122,526	99,337

Cash and cash equivalents at the end of the period	$85,194	$123,971

Supplementary cash flow disclosures:
Cash paid for income taxes	$112	$(107)

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC” or the “Company”), its wholly-owned subsidiaries and a variable interest entity (“VIE”) of which the Company is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its strategic alliances for potential classification as variable interest entities by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses. The Company determined that it is the primary beneficiary of one VIE and has included the accounts of this entity in the condensed consolidated financial statements (see Note 10). All significant intercompany balances and transactions have been eliminated in consolidation.

In the opinion of management, the unaudited interim condensed consolidated financial statements of the Company included herein have been prepared on a basis consistent with the March 31, 2010 audited consolidated financial statements and include all material adjustments, consisting of normal recurring adjustments, necessary to fairly present the information set forth therein. These unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010. The Company’s results of operations for the three and nine months ended December 31, 2010 are not necessarily indicative of future operating results.

As described in Note 9, the Company has classified the financial results of its 3ware storage adapter business as discontinued operations for all periods presented due to the sale of its 3ware storage adapter business to LSI Corporation on April 21, 2009. These notes to the Company’s condensed consolidated financial statements relate to continuing operations only, unless otherwise indicated.

During the three months ended June 30, 2010, the Company made a correction resulting in the recognition of an asset totaling $1.2 million for unamortized mask costs incurred in prior periods as it was determined that these costs represented pre-production costs instead of research and development (“R&D”) expenses. The unamortized costs will be amortized as cost of sales over a period of approximately three years. As part of this correction, the Company recognized a reduction to R&D expenses of approximately $1.2 million. The net adjustments to make the correction to capitalize mask costs were not material to any periods affected.

On September 17, 2010, the Company completed the purchase of TPack A/S (“TPack”) for approximately $32 million in cash, exclusive of $0.5 million cash acquired, and potential additional contingent consideration of up to $5 million that will be payable upon the attainment of certain milestones. For a complete discussion, see note 11, “Acquisition of TPack A/S”.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its capitalized mask sets, which affects cost of goods sold and property and equipment or R&D expenses, if not capitalized; inventory valuation, warranty liabilities, and revenue reserves, which affects revenues, cost of sales and gross margin; allowance for doubtful accounts, which affects operating expenses; the unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income (expense), net; the valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles and impairments of goodwill; the contingent consideration, which affects operating expenses; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects operating expenses; the valuation of deferred income taxes, which affects income tax expense (benefit); and stock-based compensation, which affects gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	December 31, 2010	March 31, 2010
	(In thousands)
Accounts receivable	$15,554	$23,607
Less: allowance for bad debts*	(1,288)	(715)

	$14,266	$22,892

*	The increase is primarily from the TPack acquisition.

Inventories:

	December 31, 2010	March 31, 2010
	(In thousands)
Finished goods	$17,836	$12,888
Work in process	3,249	1,668
Raw materials	1,238	831

	$22,323	$15,387

Other current assets:

	December 31, 2010	March 31, 2010
	(In thousands)
Prepaid expenses+	$13,269	$7,882
Strategic investment*	—	5,369
Executive deferred compensation assets	3,332	3,213
Deposits	724	812
Other	1,255	822

	$18,580	$18,098

+	The increase is primarily due to a payment pursuant to a multi-year IP licensing agreement.
*	The investee where the Company had a strategic investment was acquired in April 2010 and the Company’s investment was liquidated.

Property and equipment:

	Useful Life	December 31, 2010	March 31, 2010
	(In years)	(In thousands)
Machinery and equipment*	3-7	$29,711	$29,252
Leasehold improvements	1-15	10,888	9,931
Computers, office furniture and equipment	3-7	43,211	43,789
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		96,366	95,528
Less: accumulated depreciation and amortization		(65,547)	(69,649)

		$30,819	$25,879

*	Includes capitalized mask set costs.

Goodwill:

The change in carrying amount of goodwill during the nine months ended December 31, 2010 was:

	December 31, 2010	March 31, 2010
(In thousands)
Goodwill beginning balance	$—	$—
Goodwill related to TPack acquisition (see note 11)	13,839	—

	$13,839	$—

All goodwill acquired, prior to the Tpack acquisition, of approximately $4.4 billion was fully amortized or impaired by fiscal year ended March 31, 2009.

Purchased intangibles (in thousands):

	December 31, 2010			March 31, 2010
	Gross	Accumulated Amortization and Impairments	Net	Gross	Accumulated Amortization and Impairments	Net
Developed technology/IPR&D	$441,300	$(422,241)	$19,059	$425,000	$(413,625)	$11,375
Customer relationships	12,830	(5,885)	6,945	6,330	(5,226)	1,104
Patents/core technology rights/tradename	63,206	(60,848)	2,358	62,305	(57,934)	4,371

	$517,336	$(488,974)	$28,362	$493,635	$(476,785)	$16,850

From March 31, 2010 to December 31, 2010, the change in gross carrying amount of the purchased intangible assets was approximately $23.7 million, due to the acquisition of TPack (see Note 11).

As of December 31, 2010, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales*	Operating Expenses	Total
Fiscal years ending March 31,
2011 (remaining)	$3,170	$1,488	$4,658
2012	3,450	2,785	6,235
2013	2,575	2,183	4,758
2014	2,575	1,574	4,149
2015 and Thereafter	6,339	1,273	7,612

Total	$18,109	$9,303	$27,412

*	The amounts do not include approximately $1.0 million in in-process research and development.

Other assets:

	December 31, 2010	March 31, 2010
	(In thousands)
Non-current portion of prepaid expenses	$7,733	$9,295
Strategic investment	1,000	1,000

	$8,733	$10,295

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

Cash, Cash Equivalents and Short-term investments:

The following is a summary of cash, cash equivalents and short-term investments available-for-sale by type of instruments (in thousands):

	December 31, 2010				March 31, 2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash^	$16,025	$—	$—	$16,025	$9,126	$—	$—	$9,126
Cash equivalents	69,169	—	—	69,169	113,400	—	—	113,400
U.S. Treasury securities and agency bonds	9,007	25	60	8,972	4,024	1	3	4,022
Corporate bonds	6,903	22	62	6,863	11,086	92	23	11,155
Mortgage-backed and asset-backed securities*	25,435	317	155	25,597	13,076	285	114	13,247
Mutual funds	17,204	238	1	17,441	—	—	—	—
Closed-end bond funds	32,417	7,767	1,012	39,172	36,545	7,858	105	44,298
Preferred stock	6,209	748	—	6,957	10,664	731	—	11,395

	$182,369	$9,117	$1,290	$190,196	$197,921	$8,967	$245	$206,643

Reported as:
Cash and cash equivalents				$85,194				$122,526
Short-term investments available-for-sale				105,002				84,117

				$190,196				$206,643

^	The amount at December 31, 2010 includes $0.4 million of restricted cash related to employee contributions towards a deferred compensation plan in Denmark.
*	At December 31, 2010 and March 31, 2010, approximately $22.0 million and $9.6 million of the amounts presented were mortgage-backed securities, respectively.

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2010				March 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$16,025	$—	$—	$16,025	$9,126	$—	$—	$9,126
Cash equivalents	69,169	—	—	69,169	113,400	—	—	113,400
U.S. Treasury securities and agency bonds	8,972	—	—	8,972	4,022	—	—	4,022
Corporate bonds	—	6,863	—	6,863	—	11,155	—	11,155
Mortgage-backed and asset-backed securities	—	25,597	—	25,597	—	13,247	—	13,247
Mutual funds	17,441	—	—	17,441	—	—	—	—
Closed-end bond funds	39,172	—	—	39,172	44,298	—	—	44,298
Preferred stock	—	6,957	—	6,957	—	11,395	—	11,395

	$150,779	$39,417	$—	$190,196	$170,846	$35,797	$—	$206,643

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the three and mine months ended December 31, 2010.

The Company acquired certain intangible assets of approximately $23.7 million in connection with a business combination during the three months ended September 30, 2010. The fair value of the intangible assets was estimated using Level 3 inputs. See Note 11 for discussion of this business combination and the key inputs used in the valuation.

At December 31, 2010, the cost and estimated fair values of available-for-sale securities with stated maturities are U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities and the contractual maturities of such securities are as follows (in thousands):

	December 31, 2010		March 31, 2010
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$497	$498	$9,931	$9,829
Mature in 1 – 2 years	2,947	2,947	6,177	6,187
Mature in 3 – 5 years	13,247	13,166	—	—
Mature after 5 years	24,654	24,821	12,078	12,408

	$41,345	$41,432	$28,186	$28,424

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of December 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$4,926	$60	$—	$—	$4,926	$60
Corporate bonds	4,253	62	—	—	4,253	62
Mortgage-backed and asset-backed securities	9,030	155	—	—	9,030	155
Mutual funds	258	1	—	—	258	1
Closed-end bond funds	8,568	1,012	—	—	8,568	1,012

	$27,035	$1,290	$—	$—	$27,035	$1,290

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$4,012	$3	$—	$—	$4,012	$3
Corporate bonds	1,850	23	—	—	1,850	23
Mortgage-backed and asset-backed securities	1,931	114	—	—	1,931	114
Mutual funds	—	—	—	—	—	—
Closed-end bond funds	7,821	105	—	—	7,821	105

	$15,614	$245	$—	$—	$15,614	$245

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

Based on an evaluation of securities that have been in a loss position, the Company did not recognize an other-than-temporary impairment charge, for the three and nine months ended December 31, 2010. The Company considered various factors which included its intent and ability to hold the underlying securities until its estimated recovery of amortized cost. The other-than-temporary impairment charge for the three and nine months ended December 31, 2009 was approximately $0.6 million and $4.0 million, respectively. As of December 31, 2010, the Company also has $9.1 million in gross unrealized gains. The basis for computing realized gains or losses is by specific identification.

Other accrued liabilities:

	December 31, 2010	March 31, 2010
	(In thousands)
Executive deferred compensation	$3,332	$3,213
Employee related liabilities	2,369	2,052
Income taxes	1,218	426
Contingent consideration	600	—
Professional fees	623	1,114
Restructuring liabilities	322	583
Other	3,016	2,218

	$11,480	$9,606

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Beginning balance	$167	$226	$169	$1,285
Charged to (reductions in) costs of revenues*	52	187	93	(735)
Claims incurred	(55)	(195)	(98)	(332)

Ending balance	$164	$218	$164	$218

*	The amounts in the nine months ended December 31, 2009 include a $0.8 million reduction in warranty reserve related to the sale of our 3ware storage adapter business which was settled for $0.5 million.

Interest income and other-than-temporary impairments, net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Interest income	$1,893	$1,921	$4,978	$5,091
Net realized gains on short-term investments	306	278	1,802	399
Impairments of short-term investments and marketable securities	—	(593)	—	(4,047)

	$2,199	$1,606	$6,780	$1,443

Other income (expense), net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Impairment of strategic investment	$—	$—	$—	$(2,000)
Net gain (loss) from disposal of property	19	(45)	323	(24)
Other	107	58	405	364

	$126	$13	$728	$(1,660)

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income (loss):
From continuing operations	$(1,961)	$(2,660)	$3,005	$(13,530)
From discontinued operations, net of taxes	—	(934)	—	6,110

Net income (loss)	$(1,961)	$(3,594)	$3,005	$(7,420)

Shares used in net income (loss) per share computation:
Weighted average common shares outstanding, basic	64,647	66,139	65,468	66,226
Net effect of dilutive common share equivalents	—	—	2,081	—

Weighted average common shares outstanding, diluted	64,647	66,139	67,549	66,226

Basic net income (loss) per share:
From continuing operations	$(0.03)	$(0.04)	$0.05	$(0.20)
From discontinued operations, net of taxes	—	(0.01)	—	0.09

Basic net income (loss) per share	$(0.03)	$(0.05)	$0.05	$(0.11)

Diluted net income (loss) per share:
From continuing operations	$(0.03)	$(0.04)	$0.04	$(0.20)
From discontinued operations, net of taxes	—	(0.01)	—	0.09

Diluted net income (loss) per share	$(0.03)	$(0.05)	$0.04	$(0.11)

The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 4.1 million and 3.9 million equivalent shares for the three and nine months ended December 31, 2010, respectively, and 6.1 million and 6.8 million equivalent shares for the three and nine months ended December 31, 2009, respectively, have been excluded from the net income (loss) per share computation.

The effect of dilutive securities (comprised of options and restricted stock units) totaling 1.2 million equivalent shares for the three months ended December 31, 2010 and 2.0 million and 1.5 million equivalent shares for the three and nine months ended December 31, 2009, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the company has incurred losses in the periods presented.

3. RESTRUCTURING CHARGES

Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the activity of the restructuring programs initiated by the Company is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Liability, March 31, 2009	$1,568	$1,074	$1,500	$4,142
Charged to continuing operations	666	—	359	1,025
Cash payments	(1,687)	(759)	(1,500)	(3,946)
Non-cash charges	—	—	(359)	(359)
Reductions to estimated liability	(154)	(125)	—	(279)

Liability, March 31, 2010	$393	$190	$—	$583

Charged to continuing operations	486	112	—	598
Cash payments	(605)	(222)	—	(827)
Reduction to estimated liability	(32)	—	—	(32)

Liability, December 31, 2010	$242	$80	$—	$322

The following table provides detailed activity related to the restructuring programs as of December 31, 2010 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Prior Fiscal Years’ Completed Restructuring Programs:
Liability, March 31, 2009	$94	$282	$—	$376
Cash payments	—	(282)	—	(282)
Reductions to estimated liability	(94)	—	—	(94)

Liability, March 31, 2010	$—	$—	$—	$—

February 2009 Restructuring Program
Liability, March 31, 2009	$1,474	$792	$1,500	$3,766
Cash payments	(1,414)	(477)	(1,500)	(3,391)
Reductions to estimated liability	(60)	(125)	—	(185)

Liability, March 31, 2010	$—	$190	$—	$190

Charged to continuing operations	—	90	—	90
Cash payments	—	(200)	—	(200)

Liability, December 31, 2010	$—	$80	$—	$80

January 2010 Restructuring Program
Charged to continuing operations	$666	$—	$359	$1,025
Cash payments	(273)	—	—	(273)
Non-cash charges	—	—	(359)	(359)

Liability, March 31, 2010	$393	$—	$—	$393

Charged to continuing operations	486	22	—	508
Cash payments	(605)	(22)	—	(627)
Reduction to estimated liability	(32)	—	—	(32)

Liability, December 31, 2010	$242	$—	$—	$242

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

January 2010 Restructuring Program

The January 2010 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved some of its functions offshore, which will allow it to be much closer to its third party subcontract manufacturers, thus reducing costs by taking advantage of its global cost structure and improving efficiencies by eliminating the delays inherent in working in different time zones. The January 2010 restructuring plan includes eliminating or relocating 63 positions. As a result of the January 2010 restructuring program, the Company recorded a charge of $1.0 million, consisting of $0.6 million for employee severances and $0.4 million for an asset impairment in fiscal 2010. During the nine months ended December 31, 2010, the Company recorded an additional charge of $0.5 million for employee severances. The Company expects to record additional charges of approximately $0.1 million for employee severances during the remainder of the fiscal year.

4. COMPREHENSIVE INCOME (LOSS)

The components of comprehensive income (loss), net of tax where applicable, are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income (loss)	$(1,961)	$(3,594)	$3,005	$(7,420)
Change in net unrealized gain (loss) on investments	(3,140)	(1,129)	(1,507)	9,164
Cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	—	—	—	(1,134)
Release upon disposition of investment with cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	439	—	612	—
Foreign currency translation adjustment loss	29	(3)	(338)	(115)

	$(4,633)	$(4,726)	$1,772	$495

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

Common Stock

At December 31, 2010, the Company had 375.0 million shares authorized for issuance and approximately 64.7 million shares issued and outstanding. At March 31, 2010, there were approximately 65.4 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended December 31, 2010, 0.2 million shares were issued under this plan. During the fiscal year ended March 31, 2010, approximately 0.4 million shares were issued under this plan. At December 31, 2010, approximately 4.2 million shares had been issued under this plan and approximately 2.1 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the nine months ended December 31, 2010, 2.1 million shares were repurchased on the open market at a weighted average price of $11.24 per share. During the fiscal year ended March 31, 2010, 1.1 million shares were repurchased on the open market at a weighted average price of $7.54 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 12.0 million shares at a weighted average price of $11.28 per share. All repurchased shares were retired upon delivery to the Company. In November 2010, the Company entered into a 10(b)-5 plan to repurchase up to 1.0 million shares of its common stock at various price parameters. The plan will expire on May 31, 2011. As of December 31, 2010, the company repurchased approximately 20,000 shares at a weighted average price of $10.21 per share under this 10(b)-5 plan. In January 2011, the Board approved an additional 3.0 million shares to be repurchased under a 10(b)-5 plan.

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

During the nine months ended December 31, 2010, the Company entered into structured stock repurchase agreements totaling $10.0 million. For those agreements that had been settled during the nine months ended December 31, 2010, the Company received $15.5 million in cash and 0.5 million in shares of its common stock at an effective purchase price of $10.01 per share from the settled structured stock repurchase agreements. During the fiscal year ended March 31, 2010, the Company entered into structured repurchase agreements totaling $41.8 million. For those agreements that settled during the fiscal year ended March 31, 2010, the Company received $27.8 million in cash (including 0.7 million in gains) and 0.7 million in shares of its common stock at an effective purchase price of $7.25 per share from the settled structured stock repurchase agreements. At December 31, 2010, the Company had no outstanding structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $267.5 million. Upon settlement of these agreements, as of December 31, 2010, the Company received $179.8 million in cash and 9.0 million shares of its common stock at an effective purchase price of $9.79 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of December 31, 2010 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	135,353	12,001	11.28
Structured stock repurchase agreements*	100,517	8,962	11.22

Total repurchases	$235,870	20,963	$11.25

Available for repurchase	$64,130

*	The amounts above do not include gains of $12.8 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $9.79 share and for total repurchases would have been $10.64 per share.

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

At December 31, 2010 and March 31, 2010, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans during the nine months ended December 31, 2010 is set forth below:

	Number of Shares (in thousands)	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	6,310	$11.76
Granted	599	11.89
Exercised	(415)	7.36
Forfeited	(877)	11.77

Outstanding at the end of the period	5,617	$12.10

Vested and expected to vest at the end of the period	5,494	$12.18

Vested at the end of the period	3,858	$13.81

At December 31, 2010, the weighted average remaining contractual term for options outstanding is 4.1 years and for options vested is 3.3 years.

The aggregate pretax intrinsic value of options exercised during the nine months ended December 31, 2010 was $1.5 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2010 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in years)	Number of Shares	Weighted Average Exercise Price
$ 0.52 - $ 7.12	1,175	$6.09	5.04	392	$5.64
7.13 - 8.56	1,194	7.89	5.47	727	7.90
8.57 - 12.84	1,721	12.21	3.81	1,212	12.32
12.85 - 19.80	1,150	14.67	2.83	1,150	14.67
19.81 - 152.25	377	35.87	1.58	377	35.87

$ 0.52 - $152.25	5,617	$12.10	4.07	3,858	$13.81

As of December 31, 2010, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $4.0 million and options outstanding was $8.8 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $10.68 on December 31, 2010.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) pursuant to its 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, RSUs vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, RSUs will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.

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

RSU activity during the nine months ended December 31, 2010 is set forth below:

Restricted Stock Units Outstanding Number of Shares
(in thousands)
Outstanding at the beginning of the year	3,687
Awarded	1,314
Vested	(1,421)
Cancelled	(577)

Outstanding at the end of the period	3,003

The weighted average remaining contractual term for the RSUs outstanding as of December 31, 2010 was 1.1 years.

Based on the closing price of the Company’s common stock of $10.68 on December 31, 2010, the total pretax intrinsic value of all outstanding RSUs on that date was $32.1 million.

The aggregate pretax intrinsic value of RSUs released during the nine months ended December 31, 2010 was $15.1 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

Warrants

On May 17, 2009, the Company entered into a merger and other agreements with Veloce Technologies, Inc. (“Veloce”) pursuant to which Veloce has agreed, among other things, to perform development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock. The warrant vesting schedule was amended in conjunction with the amended merger agreement on November 8, 2010.

The warrant expires on July 15, 2014 and has an exercise price of $0.01 per share. The first vesting tranche was for 14% of the warrants and vested in November 2010. The second vesting tranche is also for 14% of the warrants and will vest in March 2011. The remaining shares will vest quarterly through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Veloce will sell the committed shares and distribute the proceeds to its employees. Therefore, the Company has recognized stock-based compensation expense under R&D and recorded a corresponding liability for this distribution in the consolidated financial statements of the Company. No stock-based compensation expense has been recognized for the portion of the warrants that have been retained by Veloce.

6. STOCK-BASED COMPENSATION

The Company estimates the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes option pricing model to estimate the fair value of its share-based payments, excluding RSUs, for which the Company uses the fair market value. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s expected stock price volatility over the term of the awards, and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the options granted during the three months ended December 31, 2010 and 2009 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended December 31,
	Employee Stock Options		Employee Stock Purchase Plans
	2010	2009	2010	2009
Expected life (years)	3.8	3.9	0.5	0.5
Risk-free interest rate	0.8%	1.9%	0.2%	0.3%
Volatility	57%	55%	57%	53%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$4.24	$3.15	$3.70	$2.59

The weighted average grant-date fair value per share of the restricted stock units awarded was $10.67 and $10.44 during the three and nine months ended December 31, 2010, respectively, compared to $7.98 and $6.67 during the three and nine months ended December 31, 2009, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

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

The following table summarizes stock-based compensation expense related to stock options and restricted stock units under ASC Topic 718-10 (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Stock-based compensation expense by type of awards
Stock options (including warrants and employee stock purchase program)	$1,988	$1,142	$4,071	$3,230
Restricted stock units	3,105	2,609	8,859	6,953

Total stock-based compensation	5,093	3,751	12,930	10,183
Stock-based compensation capitalized to inventory, net	(4)	(14)	(20)	(64)

Total stock-based compensation expense	$5,089	$3,737	$12,910	$10,119

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Stock-based compensation expense by type of awards
Cost of revenues	$168	$178	$516	$482
Research and development	2,809	1,692	6,712	4,558
Selling, general and administrative	2,116	1,881	5,702	5,143

Total stock-based compensation	$5,093	$3,751	$12,930	$10,183
Stock-based compensation capitalized to inventory, net	(4)	(14)	(20)	(64)

Total stock-based compensation expense	$5,089	$3,737	$12,910	$10,119

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2015 related to unvested share-based payment awards at December 31, 2010 is $21.3 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.1 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

Veloce has granted stock options pursuant to its own stock incentive plan. Stock-based compensation expense recognized in connection with this plan was not material and is included in R&D expense.

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

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”) that has agreed to fund certain on-going remediation efforts at the Omega site. The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials. On February 26, 2001 the U.S. District Court for the Central District of California approved a consent decree between the EPA and OPOG to study contamination and evaluate cleanup options at the Omega site. Under the terms of the consent decree, EPA agreed to supervise OPOG’s soil remedial investigation and feasibility study, groundwater treatment design and the installation of three groundwater monitoring wells downgradient from the Omega site. On January 22, 2009, the District Court ordered that the first and second amendments to the consent decree be entered and made part of the consent decree. The First Amendment expanded the scope of work to mitigate volatile organic compounds affecting indoor air quality at a roller rink neighboring the Omega site and, the Second Amendment added settling parties to the consent decree. On November 7, 2007, Angeles Chemical Company filed Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., in the U.S. District Court for the Central District of California against OPOG for cost recovery and indemnification for future response costs resulting from an alleged regional groundwater contamination plume originating at the Omega site. On March 27, 2008, the Court granted OPOG’s motion to stay the action pending EPA’s determination of how to investigate and remediate the regional groundwater. Proceedings are ongoing and at this time, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

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

On or about November 10, 2010, a complaint was filed in the United States Bankruptcy Court for the District of Delaware by Nortel Networks, Inc., (“Nortel”) against AMCC Sales Corporation (“AMCC Sales”), one of our wholly owned subsidiaries. The Complaint alleges that in the 90 days prior to Nortel’s bankruptcy filing, which occurred on January 14, 2009, AMCC Sales received approximately $548,000 of payments that were preferential and that the transfer of such funds is subject to avoidance and recovery by Nortel pursuant to Sections 547, 550, 551 and/or 502(d) of Title 11 of the United States Code. AMCC Sales has not yet responded to the Complaint.

8. INCOME TAXES

The total amount of unrecognized tax benefits as of April 1, 2010, was $38.8 million, including interest and penalties. During the quarter ended December 31, 2010, additional unrecognized tax benefits of $28,000 were recorded. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three months ended December 31, 2010 and 2009. The Company’s income tax expense for the three and nine months ended December 31, 2010 was a $0.2 million benefit and a $0.4 million expense, respectively, as compared to an income tax benefit of $2.2 million and $9.4 million during the three and nine months ended December 31, 2009, respectively. The increase in the income tax expense recorded for the three and nine months ended December 31, 2010 compared to the three and nine months ended December 31, 2009, was primarily related to the income tax benefit arising from the tax expense recognized in connection with the income from discontinued operations and unrealized gains included in other comprehensive income being allocated to continuing operations for the three and nine months ended December 31, 2009.

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

10. VELOCE

On November 8, 2010, the Company and Veloce amended certain agreements, initially entered into on May 17, 2009, pursuant to which Veloce has agreed to perform product development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock, which will vest in quarterly increments through December 2012. The warrant was 14% vested as of December 31, 2010. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, the Company has recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in the consolidated financial statements of the Company. In addition, Veloce has granted stock options pursuant to its own stock incentive plan. Stock-based compensation expense recognized in connection with this plan was not material and is included in R&D expense.

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

Under the amended merger agreement between the Company and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, the Company also agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. The Company also has the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to additional adjustments. The final price would be based upon the achievement and timing of multiple development and performance milestones and currently is not determinable. The form of consideration used for the merger, cash or the Company’s stock, would be determined by the Company at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions set forth in the agreement. The amended agreements permit the Company to appoint two individuals to serve on Veloce’s Board of Directors and Board committees. The Company’s chief executive officer and another member of the Company’s Board of Directors have been appointed to Veloce’s Board of Directors. As of December 31, 2010, the performance milestones and delivery schedules set forth under the merger and other agreements have not been achieved.

In addition, the Company has provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to the Company. If the Company commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by the Company. The $1.5 million promissory note is eliminated in consolidation. Pursuant to the product development agreement, as amended, the Company will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and the Company will recognize the payments as research and development expenses when such operating costs have been incurred by Veloce. The Company recognized $3.3 million and $7.7 million as research and development expense during the three and nine months ended December 31, 2010, respectively, compared to $2.3 million and $4.3 million during the three and nine months ended December 31, 2009, respectively. The Company also will pay certain product development and manufacturing expenses if and when incurred by Veloce.

11. ACQUISITION OF TPACK A/S.

On September 17, 2010, the Company acquired all of the shares of TPack, a Danish Corporation organized under the laws of Denmark. The Company believes the acquisition of TPack, a provider of silicon intellectual property for Mapping and Switching functions to leading telecom and networking equipment suppliers, will enable AppliedMicro to expand its presence and customer relationships in the rapidly growing OTN and Carrier Ethernet markets.

The total consideration paid at the closing of the transaction (the “Closing”) was approximately $32 million, exclusive of $0.5 million cash acquired. Following certain working capital adjustments, deductions for transaction expenses, including without limitation, those related to certain change in control bonuses owed by the former shareholders of TPack to TPack’s employees, and indemnity escrow holdbacks of approximately $5 million, a balance of approximately $22.6 million was paid at the Closing to the former shareholders of TPack. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack during the 18 month period following the Closing. The Company recorded the initial fair value of the contingent consideration liability which was calculated based on a weighted probability assessment. The liability will continue to be measured at fair value at the end of each reporting period. In addition, we recorded acquisition related transaction costs of $0.9 million, which were included in selling, general and administrative expenses.

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

	Estimated Useful Life (In years)	Purchase price
Purchased intangible assets
Developed Technology	6	$15,350
Existing customer contracts	5	4,000
Partner relationship	3	2,500
Trademarks and tradenames	3	650
Covenants not-to-compete	3	250
In-process R&D	—	950
Goodwill (non tax deductible)*		13,839
Deferred tax liability		(656)
Contingent consideration (payable)		(3,150)
Net liabilities		$(1,699)

Cash consideration		32,034
Contingent consideration		3,150

The total consideration issued in the acquisition		$35,184

*	The amount resulted primarily from our expectation of synergies from the integration of TPack product offerings with our product offerings

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

In January 2011, TPack’s supplier of Field Programmable Gate Arrays (“FPGAs”) announced they acquired a competitor of TPack. This supplier will continue to provide FPGAs for TPack’s current products but not for any future products. The Company is currently negotiating with another supplier of FPGAs. The process of changing FPGA suppliers could adversely affect the future revenue streams used to value the purchased intangible assets and contingent consideration of TPack. In which case, the Company may recognize an impairment of the purchased intangible assets and/or a decrease in the contingent consideration.

The financial information in the table below summarizes the combined results of operations of the Company and TPack, on a proforma basis, as though the companies have been combined as of the beginning of the fiscal years of the periods presented. The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2010 or of results that may occur in the future.

	Nine Months Ended December 31,
	2010	2009
Net revenues	$192,024	$151,927
Net loss	2,106	(9,773)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2010 and 2009. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

OVERVIEW

Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC”, the “Company”, “we” or “our”) is a leader in semiconductor solutions for the enterprise, telecom and consumer/small medium business (“SMB”) markets. We design, develop, market, sell and support high-performance low power ICs, which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, enterprise and edge switches, blade servers, storage systems, gateways, core switches, routers, metro, long-haul, and ultra-long-haul transport platforms. In the consumer/SMB markets, we combine optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductor solutions for wireline and wireless communications equipment such as wireless access points, network attached storage, and residential and smart energy gateways. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Our business had three reporting units, Process, Transport and Store. On April 21, 2009, we completed the sale of our 3ware storage adapter business, which was substantially all of the business of our Store reporting unit, to LSI Corporation to focus on our Process and Transport reporting units. We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the datacenter, enterprise and telecommunications applications. Our customer focus is on the OEMs and telecommunications companies that build and connect to datacenters. As of December 31, 2010, our business had two reporting units, Process and Transport.

On September 17, 2010, we completed the acquisition of TPack, a limited liability company organized under the laws of Denmark, in accordance with the terms and conditions of the stock purchase agreement dated August 17, 2010. The revenues of TPack have been included in our Transport reporting unit.

Since the start of fiscal 2009, we have invested a total of $254.6 million in the research and development of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced.

The following tables present a summary of our results of operations for the three and nine months ended December 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$62,364	100.0%	$53,704	100.0%	$8,660	16.1%
Cost of revenues	23,886	38.3	24,173	45.0	(287)	(1.2)

Gross profit	38,478	61.7	29,531	55.0	8,947	30.3
Total operating expenses	42,934	68.8	36,058	67.1	6,876	19.1

Operating loss	(4,456)	(7.1)	(6,527)	(12.1)	2,071	31.7
Interest and other income (expense), net	2,325	3.7	1,619	3.0	706	43.6

Loss from continuing operations before income taxes	(2,131)	(3.4)	(4,908)	(9.1)	2,777	56.6
Income tax benefit	(170)	(0.3)	(2,248)	(4.1)	2,078	92.4

Loss from continuing operations	(1,961)	(3.1)	(2,660)	(4.9)	699	26.3
Loss from discontinued operations, net of taxes	—	—	(934)	(1.7)	934	100.0

Net loss	$(1,961)	(3.1)%	$(3,594)	(6.6)%	$1,633	45.4%

	Nine Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$189,127	100.0%	$147,988	100.0%	$41,139	27.8%
Cost of revenues	69,806	36.9	70,144	47.4	(338)	(0.5)

Gross profit	119,321	63.1	77,844	52.6	41,477	53.3
Total operating expenses	123,378	65.2	100,541	67.9	22,837	22.7

Operating loss	(4,057)	(2.1)	(22,697)	(15.3)	18,640	82.1
Interest and other income (expense), net	7,508	4.0	(217)	(0.1)	7,725	3,559.9

Income (loss) from continuing operations before income taxes	3,451	1.8	(22,914)	(15.4)	26,365	115.1
Income tax expense (benefit)	446	0.2	(9,384)	(6.3)	9,830	104.8

Income (loss) from continuing operations	3,005	1.6	(13,530)	(9.1)	16,535	122.2
Income from discontinued operations, net of taxes	—	—	6,110	4.1	(6,110)	(100.0)

Net income (loss)	$3,005	1.6%	$(7,420)	(5.0)%	$10,425	140.5%

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

For these and other reasons, our net revenue and results of operations for the three and nine months ended December 31, 2010 and 2009 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Avnet (distributor)	35%	33%	33%	29%
Hon Hai (sub-contract manufacturer)	16%	13%	15%	13%

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2010		2009		2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$21,735	34.9%	$15,493	28.8%	$62,365	33.0%	$48,461	32.7%
Other North America	442	0.7	2,581	4.8	1,198	0.6	6,925	4.7
Europe	8,659	13.9	9,078	16.9	32,131	17.0	25,313	17.1
Asia	31,310	50.2	26,192	48.8	92,453	48.9	66,533	45.0
Other	218	0.3	360	0.7	980	0.5	756	0.5

	$62,364	100.0%	$53,704	100.0%	$189,127	100.0%	$147,988	100.0%

All of our revenues are primarily denominated in U.S. dollars.

Sale of the 3ware storage adapter business to LSI Corporation. We completed the sale of our 3ware storage adapter business (the “Transaction”) to LSI Corporation on April 21, 2009. Under the Asset Purchase Agreement with LSI Corporation (the “Purchase Agreement”), we sold substantially all of the operating assets (other than patents) of our 3ware storage adapter business. The adjusted purchase price was approximately $21.5 million. Unless otherwise specified, all amounts discussed in the Management’s discussion and analysis addresses only continuing operations.

Key non-GAAP measurements. We use certain non-GAAP metrics such as Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to measure our performance. We define Adjusted EBITDA as net income (loss) less interest income, income taxes, depreciation and amortization, stock-based compensation, amortization of intangibles and other one-time and/or non-cash items. The following table reconciles Adjusted EBITDA to the accompanying financial statements:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Net income (loss)	$(1,961)	$(3,594)	$3,005	$(7,420)
Interest and other income	(1,551)	(1,880)	(4,138)	(5,352)
Stock-based compensation expense	5,089	3,737	12,910	10,119
Amortization of intangibles	4,757	3,630	12,188	12,486
Acquisition transaction expenses	—	—	859	—
Restructuring charges (recoveries), net	33	—	566	(279)
Impairment of strategic investment	—	—	—	2,000
Impairment of marketable securities*	(774)	261	(3,370)	3,569
Depreciation and amortization	2,196	2,114	6,620	6,025
Income tax adjustment	(170)	(2,248)	450	(9,384)
Income (loss) from discontinued operations	—	934	—	(6,110)

Adjusted EBITDA	$7,619	$2,954	$29,090	$5,654

*	For non-GAAP purposes, the impairment of marketable securities is not recognized until the securities are sold.

We believe that Adjusted EBITDA is a useful supplemental measure of our operation’s performance because it helps investors evaluate and compare the results of operations from period to period by removing the accounting impact of the company’s financing strategies, tax provisions, depreciation and amortization, restructuring charges, stock based compensation expense, discontinued operations and other operating items that are outside the Company’s ordinary course of business. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of the company’s control; they are unrelated to the ongoing operation of the business in the ordinary course; they are unusual or infrequent and the company does not expect them to occur in the ordinary course of business; or they are non-operational or non-cash expenses.

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

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of, or if the order will result in future revenues. Our book-to-bill ratio at December 31, 2010 and 2009 was 0.9 and 1.0, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to: inventory valuation and capitalized mask set costs, which affect our cost of sales and gross margin; the valuation of goodwill and purchased intangibles, which has in the past affected, and could in the future affect, our impairment charges to write down the carrying value of purchased intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and an evaluation of other-than-temporary impairment of our investments, which affects the amount and timing of write-down charges. We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition, including the deferral of a portion of revenues on sales to distributors. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. For example, as of December 31, 2010, reducing our future demand estimate to six months could decrease our current inventory valuation by approximately $1.4 million or increasing our future demand forecast to 18 months could increase our current inventory valuation by approximately $0.3 million.

Goodwill, Purchased Intangible Assets and Other Long-Lived Assets

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, such as purchased technology. Goodwill and purchased intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The values and useful lives assigned to other intangible assets impact future amortization. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment on factors such as expectations for the success and life cycle of products and technology acquired. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method and the market comparison approach. These methods require significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

In accordance with ASC Topic 350-10 (“ASC 350-10”) as it relates to Goodwill and Other Intangible Assets, the Company performs its annual impairment review at the reporting unit level each fiscal year or more frequently if the Company believes indicators of impairment are present. ASC 350-10 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based upon the type of products under development by the acquired company, which initially generated the goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using a combination of the discounted cash flow analysis and/or market comparisons. The determination of fair value requires significant judgment and estimates. The Company last recorded goodwill impairment charges in the year ended March 31, 2009 of $223.0 million to continuing operations and $41.2 million to discontinued operations. In conjunction with the TPack acquisition, we recorded $23.7 million in amortizable intangible assets and $13.8 million in goodwill. We evaluate the useful lives of our intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization.

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

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The recent economic climate and volatile financial markets have created an environment in which it may be difficult to make accurate estimates and assumptions on which we base our judgments. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it more likely than not will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In the three and nine months ended December 31, 2010, we did not record any other-than-temporary impairment charges. For the three months ended December 31, 2010, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $1.3 million as we believe that such unrealized losses are temporary. As of December 31, 2010, we also had $9.1 million in unrealized gains. For the three and nine months ended December 31, 2009, we recorded other-than-temporary impairment charges of $0.6 million and $4.0 million, respectively.

Mask Costs

We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three months ended December 31, 2010, total mask costs of $3.2 million were incurred, of which $1.5 million was expensed as R&D expense because technological feasibility had not been achieved and the remaining $1.7 million was capitalized. During the nine months ended December 31, 2010, total mask costs of $9.3 million were incurred, of which $4.6 million was expensed as R&D expense and the remaining $4.7 million was capitalized.

During the three months ended June 30, 2010, we made a correction resulting in the recognition of an asset totaling $1.2 million for unamortized mask costs incurred in prior periods as it was determined that these costs represented pre-production costs instead of R&D expenses. The unamortized costs will be amortized as cost of sales over a period of approximately three years. As part of this correction we recognized a reduction to R&D expenses of approximately $1.2 million. Amortization of these capitalized mask set costs recognized as cost of sales during the three and nine months ended December 31, 2010 was approximately $0.1 million and $0.4 million, respectively. The net adjustments to make the correction to capitalize mask costs were not material to any periods affected.

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our assumptions for exiting certain facilities, such as estimating sublease incomes, may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. For the nine months ended December 31, 2010, we recorded net restructuring charges of approximately $0.6 million associated with our restructuring actions. In the fiscal year ended March 31, 2010, we recorded net charges of $0.8 million for our restructuring activities to continuing operations.

Stock-Based Compensation Expense

All share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on their respective grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments, excluding RSUs, which we use the fair market value of our common stock. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date by equally weighting the historical volatility and the implied volatility of our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. We currently estimate when and if performance-based grants will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we consider the award to be probable, expense is recorded over the estimated service period. To the extent that our assumptions are incorrect, the amount of stock-based compensation recorded will be increased or decreased. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

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

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended December 31, 2010 to the Three and Nine Months Ended December 31, 2009

Net Revenues. Net revenues for the three and nine months ended December 31, 2010 were $62.4 million and $189.1 million, representing an increase of 16.1% and 27.8% from net revenues of $53.7 million and $148.0 million for the three and nine months ended December 31, 2009, respectively. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Process	$33,167	53.2%	$27,986	52.1%	$5,181	18.5%
Transport	29,197	46.8	25,718	47.9	3,479	13.5

	$62,364	100.0%	$53,704	100.0%	$8,660	16.1%

	Nine Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Process	$93,585	49.5%	$78,152	52.8%	$15,433	19.7%
Transport	95,542	50.5	69,836	47.2	25,706	36.8

	$189,127	100.0%	$147,988	100.0%	$41,139	27.8%

During the three and nine months ended December 31, 2010, revenues recovered strongly as the overall market for semiconductor products continued to show improved growth trends. The year over year increase represents the recovery from the recessionary economic conditions and overall softness in demand that was observed during the prior years and the current pace of infrastructure build out. Though revenues increased year over year, revenues decreased compared to the preceeding three month period due to inventory corrections in the industry. Distributor inventory, on a sell through basis, has increased to approximately 80 days in the channel. We expect this inventory will be consumed over the next several quarters. We expect revenues for the three months ending March 31, 2011 to be approximately $57.8 million, plus or minus $1.7 million. This decline is primarily driven by the continued inventory corrections in the industry. Our future revenues could be impacted by the duration and the severity of such inventory corrections and other factors.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$62,364	100.0%	$53,704	100.0%	$8,660	16.1%
Cost of revenues	23,886	38.3	24,173	45.0	(287)	(1.2)

Gross profit	$38,478	61.7%	$29,531	55.0%	$8,947	30.3%

	Nine Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$189,127	100.0%	$147,988	100.0%	$41,139	27.8%
Cost of revenues	69,806	36.9	70,144	47.4	(338)	(0.5)

Gross profit	$119,321	63.1%	$77,844	52.6%	$41,477	53.3%

The gross profit percentage for the three and nine months ended December 31, 2010 increased to 61.7% and 63.1%, compared to 55.0% and 52.6% for the three and nine months ended December 31, 2009, respectively. The increase in our gross profit percentage for the three and nine months ended December 31, 2010 was primarily due to favorable product mix, higher licensing revenues, improved manufacturing yields and efficiencies and the overall impact of increased revenues.

The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2010 was $3.3 million and $8.6 million compared to $2.6 million and $9.5 million for the three and nine months ended December 31, 2009, respectively. The acquisition of TPack has increased our expected amortization of purchased intangible assets included in cost of revenues by approximately $0.6 million per quarter. The increased expected amortization does not include $1.0 million of in-process R&D. Future acquisitions of businesses may result in substantial additional charges, which may impact the gross profit percentage in future periods.

In January 2011, TPack’s supplier of FPGAs announced they acquired a competitor of TPack. This supplier will continue to provide FPGAs for our current products but not for any future products. We are currently negotiating with another supplier of FPGAs. The process of changing FPGA suppliers could adversely affect the future revenue streams used to value the purchased intangible assets and contingent consideration of TPack. In which case, we may recognize an impairment of the purchased intangible assets and/or a decrease in the contingent consideration.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and nine months ended December 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$28,684	46.0%	$23,599	43.9%	$5,085	21.5%
Selling, general and administrative	$12,729	20.4%	$11,454	21.3%	$1,275	11.1%

	Nine Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$81,800	43.3%	$63,841	43.1%	$17,959	28.1%
Selling, general and administrative	$37,440	19.8%	$33,964	23.0%	$3,476	10.2%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 21.5% for the three months ended December 31, 2010, compared to the three months ended December 31, 2009 was primarily due to an increase of $2.7 million in personnel costs, $0.9 million in printed circuit board cost, $0.7 million in technology access fees, $0.6 million in third party foundry costs, $0.4 million in consumable equipment and software cost and $1.1 million in stock-based compensation charges, offset by $0.6 million decrease in new processor core development costs and $0.7 million increase in customer funded non-recurring engineering payments. The increase in R&D expenses of 28.1% for the nine months ended December 31, 2010, compared to the nine months ended December 31, 2009 was primarily due to an increase of $10.0 million in personnel costs primarily related to Veloce, $1.5 million in third party foundry costs, $1.5 million in printed circuit board costs, $1.4 million in technology access fees, $1.1 million in contractor costs and $2.2 million in stock-based compensation charges. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 11.1% for the three months ended December 31, 2010 compared to the three months ended December 31, 2009 was primarily due to an increase of $0.6 million in personnel cost, $0.4 million in contractor cost and $0.3 million in professional service fees. The increase in SG&A expenses of 10.2% for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 was primarily due to an increase of $1.4 million in personnel costs, $1.9 million in contractor cost, $0.5 million in travel expenses and $0.6 million in stock-based compensation charges, offset by $0.8 million decrease in professional service fees. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2010 and 2009, which was included in the tables above (dollars in thousands):

	Three Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$164	0.3%	$164	0.3%	$—	—%
Research and development	2,809	4.5	1,692	3.2	1,117	66.0
Selling, general and administrative	2,116	3.4	1,881	3.5	235	12.5

	$5,089	8.2%	$3,737	7.0%	$1,352	36.2%

	Nine Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$496	0.3%	$418	0.3%	$78	18.7%
Research and development	6,712	3.5	4,558	3.1	2,154	47.3
Selling, general and administrative	5,702	3.0	5,143	3.5	559	10.9

	$12,910	6.8%	$10,119	6.9%	$2,791	27.6%

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2015 related to unvested share-based payment awards at December 31, 2010 is $21.3 million. This expense relates to equity instruments already issued and will not be affected by our future stock price. Vesting of the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.1 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges. The restructuring charges recorded during the three and nine months ended December 31, 2010 was primarily for employee severances.

Interest and Other Income (Expense) and Other-Than-Temporary Impairments, net. The following table presents interest and other income (expense) and other-than-temporary impairments, net for the three and nine months ended December 31, 2010 and 2009 (dollars in thousands):

	Three Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue		Increase	% Change
Interest income and other-than-temporary impairments, net	$2,199	3.5%	$1,606	3.0%		$593	36.9%
Other income (expense), net	$126	0.2%	$13		%	$113	869.2%

	Nine Months Ended December 31,
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Interest income and other-than-temporary impairments, net	$6,780	3.6%	$1,443	1.0%	$5,338	369.9%
Other income (expense), net	$728	0.4%	$(1,660)	(1.1)%	$2,388	143.9%

Interest and Other Income and Other-Than-Temporary Impairment, net. Interest income and other-than-temporary impairment, net of management fees and other-than-temporary impairment, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities as well as realized gains and losses from the sale of short-term investments and impairment charges on investments, less interest expense. The increase in interest income and other-than-temporary impairment, net for the three and nine months ended December 31, 2010, compared to the three and nine months ended December 31, 2009 was primarily due to gains that were realized from the sale of securities in our investment portfolio in the current fiscal year and an other-than-temporary impairment charge of $4.0 million in the prior fiscal year. The increase in other income for the three and nine months ended December 31, 2010, compared to the three and nine months ended December 31, 2009 was primarily due to a $2.0 million impairment for a strategic investment in the prior fiscal year.

Income Taxes. The federal statutory income tax rate was 35% for the three and nine months ended December 31, 2010 and 2009. The benefit recorded during the three and nine months ended December 31, 2009, related primarily to the gains from discontinued operations, other comprehensive income and an increase in refundable tax credits. For the three and nine months ended December 31, 2010, the Company had no gains or losses relating to discontinued operations. A provision relating to foreign and state taxes was provided for the first and second quarter and a corresponding benefit was provided for the third quarter in accordance with ASC 740-270.

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

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2010, our principal source of liquidity consisted of $190.2 million in cash, cash equivalents and short-term investments. Working capital as of December 31, 2010 was $200.3 million. Total cash, cash equivalents, and short-term investments available-for-sale decreased by $16.4 million during the nine months ended December 31, 2010, primarily due to the acquisition of a business for $31.5 million, repurchases of our common stock for $23.3 million and purchase of property and equipment of $9.0 million, offset by net cash provided by operations of $35.9 million, net structured stock repurchase proceeds of $5.5 million, proceeds from issuances of common stock of $4.3 million and proceeds from the sale of a strategic equity investment of $5.0 million. At December 31, 2010, we had contractual obligations not included on our balance sheet totaling $50.6 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the nine months ended December 31, 2010, we generated $35.9 million of cash from our operations compared to generating $8.5 million for the nine months ended December 31, 2009. Our net income of $3.0 million for the nine months ended December 31, 2010 included $29.3 million of non-cash charges consisting of $5.4 million of depreciation, $12.2 million of amortization of purchased intangibles, $12.9 million of stock-based compensation and a credit of $1.2 million related to the capitalization of prior years mask set costs. Our net loss of $7.4 million for the nine months ended December 31, 2009 included $28.4 million of non-cash charges consisting of $4.9 million of depreciation, $12.5 million of amortization of purchased intangibles, $10.1 million of stock-based compensation, $4.0 million for marketable securities impairment and $2.0 million impairment of a strategic investment, offset by $5.1 million in tax benefit from other comprehensive income. The remaining change in operating cash flows for the nine months ended December 31, 2010 primarily reflected decreases in accounts receivable and accounts payable and increases in inventories, other assets, accrued payroll and other accrued liabilities, deferred tax liability and deferred revenue. Our overall days sales outstanding was 21 days and 32 days for the three months ended December 31, 2010 and March 31, 2010, respectively.

We used $56.9 million of cash from our investing activities during the nine months ended December 31, 2010, compared to generating $32.4 million during the nine months ended December 31, 2009. During the nine months ended December 31, 2010, we used $21.8 million for short-term investment activities, net, $9.0 million for the purchase of property and equipment and $31.5 million for the acquisition of a business, offset by proceeds of $5.0 million from the sale of a strategic equity investment. During the nine months ended December 31, 2009, we generated net proceeds of $16.8 million from short-term investment activities and received proceeds of $21.5 million for the sale of our 3ware storage adapter business, offset by $5.0 million for the purchase of property, equipment and other assets and $1.0 million for the purchase of a strategic investment.

We used $16.3 million of cash for our financing activities during the nine months ended December 31, 2010, compared to using $16.2 million during the nine months ended December 31, 2009. The major financing use of cash for the nine months ended December 31, 2010 was the funding of our structured stock repurchase agreements for $10.0 million, $23.3 million for the repurchases of common stock, restricted stock units withheld for taxes of $2.5 million offset by proceeds of $15.5 million from the settlement of structured stock repurchase agreements and proceeds from issuances of common stock of $4.3 million. The major financing use of cash for the nine months ended December 31, 2009 was the funding of our structured stock repurchase agreements for $31.8 million and $8.1 million in open market repurchases of our common stock, offset by proceeds of $22.5 million from the settlement of structured stock repurchase agreements and $2.0 million from the issuance of our common stock.

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the nine months ended December 31, 2010, approximately 2.1 million shares were repurchased on the open market at a weighted average price of $11.24 per share. During the fiscal year ended March 31, 2010, 1.1 million shares were repurchased on the open market at a weighted average price of $7.54 per share. All repurchased shares are retired upon delivery to us. In November 2010, we entered into a 10(b)-5 plan to repurchase up to 1.0 million shares of our common stock at various price parameters. The plan will expire on May 31, 2011. As of December 31, 2010, we repurchased approximately 20,000 shares at a weighted average price of $10.21 per share under this 10(b)-5 plan. In January 2011, the Board approved an additional 3.0 million shares to be repurchased under a 10(b)-5 plan.

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

During the nine months ended December 31, 2010, we entered into structured stock repurchase agreements totaling $10.0 million. For those agreements that settled during the nine months ended December 31, 2010, we received $15.5 million in cash and 0.5 million in shares of our common stock at an effective purchase price of $10.01 per share from the settled structured stock repurchase agreements. During the fiscal year ended March 31, 2010, we entered into structured stock repurchase agreements totaling $41.8 million. For those agreements that settled during the fiscal year ended March 31, 2010, we received $27.8 million in cash and 0.7 million shares of our common stock at an effective purchase price of $7.25 per share from the settled structured stock repurchase agreements. At December 31, 2010, we had no outstanding structured stock repurchase agreements and approximately $64.1 million remaining available to repurchase shares under the stock repurchase program. For additional information, refer to the condensed consolidated statement of cash flows.

On November 8, 2010, we amended the merger and certain other agreements with Veloce, initially entered into on May 17, 2009, pursuant to which Veloce has agreed to perform product development work for us on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of our common stock, which will vest quarterly through December 2012.

Under the merger agreement between us and Veloce, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should we acquire Veloce pursuant to the merger agreement, the purchase price is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to adjustments. The final price would be based upon the achievement and timing of achieving multiple performance milestones and currently is not determinable. We will determine the form of consideration used for the merger, cash or our stock, at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by us or Veloce if the other party fails to meet certain conditions set forth in the agreement. The amended agreements permit us to appoint two individuals to serve on Veloce’s Board of Directors and Board committees.

In addition, we provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to us. If we commit a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by us. The promissory note is eliminated in consolidation. Pursuant to the product development agreement, as amended, we will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and we will recognize the payments as research and development expenses when incurred.

On September 17, 2010, we acquired TPack, a Danish Corporation organized under the laws of Denmark, in accordance with the terms and conditions of the stock purchase agreement dated August 17, 2010. The total consideration paid at the closing of the transaction was approximately $32 million. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack within 18 months after the acquisition. Approximately $5 million was placed in escrow to secure the indemnification obligation of TPack. In addition, we recorded acquisition related transaction costs of $0.9 million, which were included in selling, general and administrative expense.

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

The following table summarizes our contractual operating leases and other purchase commitments as of December 31, 2010 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31, 2011	$6,909	$37,335	$44,244
2012	4,030	—	4,030
2013	2,273	—	2,273
2014	63	—	63
2015 and thereafter	—	—	—

Total minimum payments	$13,275	$37,335	$50,610

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

We did not have any off-balance sheet arrangements as of December 31, 2010 or March 31, 2010.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2010, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $105.0 million and a cost basis of $97.2 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased.

The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2010 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of December 31, 2010	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$109,467	$108,072	$106,541	$105,002	$103,490	$102,053	$100,621

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. However, we have periodically entered into forward currency exchange contracts to hedge our overseas monthly operating expenses when deemed appropriate. We did not enter into any forward currency exchange contract during the nine months ended December 31, 2010. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period. The effect of an immediate 10% change in foreign exchange rates would not have a material impact on our financial condition or results of operations.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

In addition, on November 8, 2010, we amended certain agreements with Veloce, initially entered into on May 17, 2009, pursuant to which Veloce agreed to perform product development work for us on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of our common stock, which will vest quarterly through December 2012. Under the merger agreement with Veloce, as amended, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should we acquire Veloce pursuant to the merger agreement, the purchase price is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to adjustments. The final price would be based upon the achievement and timing of achieving multiple performance milestones and currently is not determinable. We also provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. We will also pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement.

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

We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity at the foundry during periods of excess demand, resulting in significant increased in lead-time requirements and production delays;

•	limited warranties on products supplied to us;

•	potential increases in prices;

•	potential instability in countries where third-party manufacturers are located; and

•	potential misappropriation of our intellectual property.

Our outside foundries generally manufacture our products on a purchase order basis, and we have few long-term supply arrangements with these suppliers. We have less control over delivery schedules, manufacturing yields and costs than competitors with their own fabrication facilities. A manufacturing disruption or capacity constraint experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time.

As our third-party manufacturing suppliers extend their lead time requirements, we will likely need to also extend our lead time requirements to our customers. This could cause our customer to lower their competitive assessment of us as a supplier and as a result, we may not be considered for future design awards.

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

*Our business, financial condition and operating results would be harmed if we do not achieve anticipated revenues.

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

*The loss of one or more key customers, the diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenues and profits.

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

Our ability to maintain or increase sales to key customers and attract significant new customers is subject to a variety of factors, including:

•	supply constraints and manufacturing delays by our outside foundries may result in significantly reduced volumes and delayed deliveries of our products;

•	customers may stop incorporating our products into their own products with limited notice to us and may suffer little or no penalty as a result of such action;

•	customers or prospective customers may not incorporate our products into their future product designs;

•	design wins (as explained below) with customers or prospective customers may not result in sales to such customers;

•	the introduction of new products by customers may occur later or be less successful in the market than planned;

•	we may successfully design a product to customer specifications but the customer may not be successful in the market;

•	sales of customer product lines incorporating our products may rapidly decline or such product lines may be phased out;

•	our agreements with customers typically are non-exclusive and do not require them to purchase a minimum quantity of our products;

•	many of our customers have pre-existing relationships with our current or potential competitors that may cause our customers to switch from using our products to using competing products;

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationships with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products;

•	the impact of terminating certain sales representatives or sales personnel as a result of a Company workforce reduction or otherwise; and

•	some of our customers and prospective customers may become less viable or fail.

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

The book-to-bill ratio is commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of, or if the order will result in future revenues. Our book-to-bill ratio at December 31, 2010 and 2009 was 0.9 and 1.0, respectively.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements. In the fiscal year ended March 31, 2009 we recorded a goodwill impairment charge of $223.0 million to continuing operations. The goodwill impaired was previously assigned to the Process and Transport reporting units in the amounts of $101.5 million, $121.5 million, respectively. In the fiscal years ended March 31, 2009 and 2008, we recorded goodwill impairment charges to discontinued operations of $41.1 million and $71.5 million, respectively, for the Store reporting unit. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values had deteriorated which has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At December 31, 2010, we had $42.2 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.

On September 17, 2010, we completed the acquisition of TPack for $32 million in cash, exclusive of $0.5 million cash acquired, and potentially up to an additional $5 million if certain performance milestones are achieved. In conjunction with the acquisition, we recorded $23.7 million in amortizable intangible assets and $13.8 million in goodwill. If the financial forecasts and other assumptions used to evaluate the acquisition do not materialize as expected, we could incur an impairment charge for up to the entire value the intangible assets and goodwill.

We cannot assure you that we will be able to successfully integrate TPack’s business, products, technologies or personnel or any additional businesses, products, technologies or personnel that we might acquire.

In January 2011, TPack’s supplier of FPGAs announced they acquired a competitor of TPack. This supplier will continue to provide FPGAs for our current products but not for any future products. We are currently negotiating with another supplier of FPGAs. The process of changing FPGA suppliers could adversely affect the future revenue streams used to value the purchased intangible assets and contingent consideration of TPack. In which case, we may recognize an impairment of the purchased intangible assets and/or a decrease in the contingent consideration.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal years’ ended March 31, 2010 and 2009, we recorded $4.1 million and $17.1 million respectively, in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At December 31, 2010, the unrealized losses on these securities, that were not written down as an other-than-temporary impairment charge, were approximately $1.3 million. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

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

*Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel, our ability to identify, hire and retain additional, qualified personnel and successful succession planning.

Our future success depends to a significant extent upon the continued service of our senior management personnel and successful succession planning. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. We face the risks associated with our former employees assisting their new employers to recruit our key talent, in violation of their non-solicitations covenants to us, as well as allegations by other companies that we have unlawfully solicited their employees to join us. There may be significant costs associated with recruiting, hiring and retaining personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

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

*We could be harmed by litigation involving patents, proprietary rights or other claims.

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

From time to time, we may be involved in litigation relating to other claims arising out of our operations in the normal course of business. For example, we were recently served a complaint by Nortel Networks, Inc. in connection with its bankruptcy proceedings alleging that approximately $548,000 of payments that we previously received from Nortel were preferential and that the transfer of such funds to us is subject to avoidance and recovery by Nortel. The ultimate outcome of any such litigation matters, including the Nortel bankruptcy matter, could have a material, adverse effect on our business, financial condition or operating results.

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

The Amended and Restated Bylaws of the Company reflecting this amendment are filed as Exhibit 3.2 to this report.

ITEM 6.	EXHIBITS

2.1(1)+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

2.2(5)^*	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbaken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers’ Representative named therein, dated as of August 17, 2010.

2.3(5)^	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

2.4^*	Amendment No. 1 to Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated November 8, 2010.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(5)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.65(4)	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of the omitted schedules.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.

(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A (No. 000-23193) for the quarter ended June 30, 2009.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement on Form S-4 (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, or with any amendments thereto.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2010.
(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 28, 2011

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

2.1(1)+*	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

2.2(5)^*	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers’ Representative named therein, dated as of August 17, 2010.

2.3(5)^	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

2.4^*	Amendment No. 1 to Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated November 8, 2010.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(5)	Amended and Restated Bylaws of the Company.

4.1(3)	Specimen Stock Certificate.

10.65(4)	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+	Confidential treatment has been granted with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
*	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of the omitted schedules.
^	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A (No. 000-23193) for the quarter ended June 30, 2009.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement on Form S-4 (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K on December 11, 2007.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement on Form S-1 (No. 333-37609) filed October 10, 1997, or with any amendments thereto.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2010.
(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2010.