Form 10-K
period 2011-03-31
APPLIED MICRO CIRCUITS CORP
filed 2011-05-10
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No    ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on September 30, 2010 (the last day of the registrant’s second quarter of fiscal 2011) as reported on the Nasdaq Global Select Market, was approximately $471,634,000. Shares of common stock held by each officer and director and by each person who then owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.

There were 63,361,353 shares of the registrant’s common stock issued and outstanding as of April 30, 2011.

Documents Incorporated by Reference

The following document is incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on August 16, 2011 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2011.

APPLIED MICRO CIRCUITS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2011

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K for the fiscal year ended March 31, 2011 (this “Annual Report”). Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part 1. Item 1A, Risk Factors and elsewhere in this Annual Report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

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

Industry Background

The Communications Industry

Communications technology has evolved considerably over the last decade due to substantial growth in video traffic. Consumers are now requiring ubiquitous access to content via a proliferation of smart wireless devices as well as high definition streaming services to their display devices in the home. As a result, the Wireline and the Wireless networks, along with the datacenters that serve and store the content are experiencing a profound change to support the video acquisition and video generation habits of the general public.

In Wireline, the access, metro and core networks are shifting dramatically towards serving packet-based services which are fundamentally cheaper than the transitional synchronous optical network (“SONET”) and the synchronous data hierarchy (“SDH”) networks, but provide the same level of quality and guarantee of content delivery. Optical transport networks or Optical Transport Network (“OTN”) is emerging as the L1 protocol to replace SONET/SDH in the metro and core. Combined with WDM technologies, the Service providers are now able to support the vast increases in bandwidth requirements at a lower cost per bit.

Wireless networks are also moving to 3/4G infrastructure in order to support the myriad of high speed wireless devices from smartphones to tablets. Further, backhauling all the data traffic from the base stations is requiring higher bandwidth packet-based Wireline connectivity for supporting Ethernet and Internet Protocol (“IP”) backhaul.

Finally, the datacenters that are involved in processing, serving and storing the content are also transitioning to keep pace with end-user requirements. The concept of Cloud computing, or utilizing processing and storage capabilities in the Internet datacenters, is just beginning to get traction with small scale developers, enterprises as well as the general public. And as these services are increasingly utilized across the board, datacenter equipment are now deployed with virtualization capabilities, which allow more efficient use of servers and storage equipment. To support virtualization, servers and switches are now rapidly adopting higher port densities with bandwidth per port moving to 10Gbps and beyond.

As the pace of these transitions increases, OEMs are partnering with merchant silicon solution providers to help address larger complexity, lower power and cost, and higher performance devices. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the processing and transport of data.

AppliedMicro Strategy

AppliedMicro is a global leader in providing energy efficient sustainable solutions to process and transport information for current and next generation networks. Being a leader in mixed-signal design, high speed signal processing, IP and Ethernet packet processing and embedded processors gives AppliedMicro the foundation to compete and excel in the next several generations of solutions. Our differentiated IP and patented innovations provide high value, low power solutions in telecom (wireline and wireless), enterprise and consumer applications. Our products enable the development of converged IP-based networks offering high-speed secure data, high-definition video and high-quality voice for service provider (metropolitan, access, home), datacenter, and enterprise applications.

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

Framer and Mapper Products: Our framing layer ICs transmit and receive signals to and from the physical layer in a parallel format and are used in high-speed optical network infrastructure equipment. For OTN applications, AppliedMicro’s framer products incorporate our industry-leading FEC Technology to dramatically improve performance. We are experiencing extended design win growth and shipments for the Rubicon OTN device. In particular, the 10GE mapping techniques in the Rubicon chip have made it one of the leading solution choices in the marketplace for OTN transport. Our Pemaquid device, a mixed-signal Ethernet optimized OTN mapper and FEC device, was built on the success of the Rubicon chip and has garnered a lot of industry wide attention, resulting in major design wins across most of the Tier-1 platforms and was named Electronic Products Magazine’s Product of the Year in 2008. Pemaquid integrates the PHY, MAC and Mapper functionality while reducing power and size footprint by nearly 60% compared to the Rubicon based solution. This has a very positive impact on the customers’ bill of materials. Our current customers for framers and mappers include Adva, Alcatel-Lucent, Ciena, Cisco, ECI, Ericsson, NEC, Nortel, Tellabs, Fujitsu, Huawei, Juniper and ZTE. Following in the success of Rubicon, Yahara, an OTN that integrates Framer, Tri-FEC, Mapper, and 10G Phy functionality, has garnered a significant number of design wins including the the majority of Tier 1 accounts in the world. Its production ramp has been faster than those of predecessor generations. As a result of the above production ramps, we shipped our one millionth 10G OTN port during the March-ending quarter of 2011.

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

Cell Switching Products: Our switch fabric ICs switch information in the proper priority and to the proper destinations. Our switch fabric product portfolio includes our packet routing switch (“PRS”) fabric devices such as the PRS 80G, Q-80G and queuing managers like C48X and C192X. Our current customers for switching layer products include Alcatel-Lucent, Fujitsu, Huawei, Ericsson, Ciena and Tellabs.

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

Research and Development

Our research and development (“R&D”) expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ICs and on the development of highly integrated embedded processing SoC ICs for the communications market. We also develop high-performance libraries and design methodologies that are optimized for each of these applications. Our primary R&D facilities are located in Sunnyvale and San Diego, California, Austin, Texas and Andover, Massachusetts in the United States, Ottawa in Canada, Ho Chi Minh City in Vietnam and Pune in India. During the fiscal years ended March 31, 2011, 2010 and 2009, we expended $108.7 million, $88.1 million and $84.7 million, respectively, on R&D activities.

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

Our Printed Circuit Board Assembly (“PCBA”) development efforts are focused on building advanced telecom computing architecture (“ATCA”) evaluation boards and software for our switch fabric, network processors and embedded PowerPC processors for the communications market. Before a new product is developed, our R&D engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

On November 8, 2010, we amended certain agreements with Veloce Technologies, Inc. (“Veloce”), initially entered into on May 17, 2009, pursuant to which Veloce had agreed to perform product development work for us on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase our shares of common stock, which will vest in quarterly increments through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, we have recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in our consolidated financial statements. Under the amended merger agreement, the Company agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should we acquire Veloce pursuant to the merger agreement, the purchase price is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to additional adjustments. The final price would be based upon the achievement and timing of multiple development and performance milestones. At this time the eventual outcome is not determinable and as such we are unable to provide a narrower range for the estimated merger consideration. We will update the range in the future when additional relevant information is available. The amended agreements permit us to appoint two individuals to serve on Veloce’s Board of Directors and Board committees. Our chief executive officer and another member of the Company’s Board of Directors have been appointed to Veloce’s Board of Directors. In addition, we provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest becomes due. If we commit a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven. In April 2011, we agreed to loan $5.0 million to Veloce. This loan will bear interest at a rate of 5% and the accrued interest and principal amount will be repaid when we make a decision to either spin in or to sever our relationship with Veloce. Re-payment can be in cash or as an adjustment against the eventual merger consideration should a merger occur. Pursuant to the product development agreement, as amended, we will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. This amount has increased in the past due to agreed upon workscope changes and may change again in the future due to additional workscope changes. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce. Through March 31, 2011, no milestones have been met. For a more detailed discussion, see Note 12 of the Notes to Consolidated Financial Statements included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report. The Company does not hold any direct equity interest in Veloce.

In September 2010, we completed the acquisition of TPack, a Denmark-based company which specializes in the development and sale of OTN chips that are based on Field Programmable Gate Arrays (“FPGAs”). This approach to the packaging of OTN functionality represents a new and innovative approach. It enables much earlier delivery of emerging standards with the flexibility of modifying and refining these functions. Customers use these SoftSilicon® devices for both prototyping and production. We base them on the products of both Xilinx and Altera, reducing the risk of supply constraints and leveraging competitive forces for lower costs and improved FPGA bases. We have evolved the combination of SoftSilicon® and our application-specific standard products (“ASSPs”) into more complete solutions that comprise many of the features required on our customers’ line cards. Over time, we will integrate SoftSilicon®-based products into more advanced ASSPs, with the benefit of functions that have already been proven and accepted by our customers.

Manufacturing

Manufacturing of Integrated Circuits

The manufacturing of ICs requires a combination of competencies in advanced silicon technologies, package design and manufacturing and high speed test and characterization. We have obtained access to advanced complementary metal-oxide semiconductor (“CMOS”) through foundry relationships. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management and technical performance. We purchase our ceramic and plastic packages from several vendors including Advanced Semiconductor Engineering (“ASE”), AMKOR, Siliconware Precision Industries Co Ltd. (“SPIL”), IBM, Kyocera, and NTK.

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

Proprietary Rights

We rely in part on patents to protect our intellectual property. We have been issued approximately 327 patents, which principally cover certain aspects of the design and architecture of our IC and enterprise storage products. In addition, we have over 164 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that any of our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

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

Employees

As of March 31, 2011, we had 672 full-time employees: 71 in administration, 470 in research and development, 43 in operations and 88 in marketing and sales. The employee detail includes employees of our VIE, Veloce. Our ability, as the economy recovers, to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our current executive officers and their ages as of March 31, 2011 are as follows:

Name	Age	Position(s)
Paramesh Gopi	42	President and Chief Executive Officer, Member of the Board of Directors
Robert G. Gargus	59	Senior Vice President and Chief Financial Officer
L. William Caraccio	52	Vice President, General Counsel and Secretary
Shiva K. Natarajan	45	Vice President, Corporate Controller and Chief Accounting Officer
Hector Berardi	46	Vice President, Operations
Michael Major	54	Vice President, Human Resources

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

L. William Caraccio joined us in June 2010 as Vice President, General Counsel and Secretary. From January 2003 to October 2009, he was at RMI Corporation (formerly Raza Microelectronics, Inc.), a privately held fabless semiconductor company where he was most recently Senior Vice President, General Counsel and Secretary, and, following RMI Corporation’s acquisition by Netlogic Microsystems, Inc. in October 2009, he served a transition role at Netlogic as Senior Counsel until January 2010. From March 2000 to January 2003, he was Vice President, General Counsel and Secretary of Foundry Holdings, Inc., a privately held investment firm and incubator of high technology companies. From June 1992 to March 2000, he was at Pillsbury Madison & Sutro LLP, a corporate law firm where he was most recently a Partner in the Corporate Securities and Technologies Group. Mr. Caraccio earned his Juris Doctor degree from the University of California, Berkeley and holds a Bachelor of Arts degree from the University of California, Irvine.

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

In addition, on November 8, 2010, we amended certain agreements with Veloce, initially entered into on May 17, 2009, pursuant to which Veloce agreed to perform product development work for us on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of our common stock, which will vest quarterly through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, we have recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in our consolidated financial statements. Under the merger agreement with Veloce, as amended, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should we acquire Veloce pursuant to the merger agreement, the purchase price is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to adjustments. At this time the eventual outcome is not determinable and as such we are unable to provide a narrower range for the estimated merger consideration. We will update the range in the future when additional relevant information is available. We also provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. In April 2011, we agreed to loan $5.0 million to Veloce. This loan will bear interest at a rate of 5% and the accrued interest and principal amount will be repaid when we make a decision to either spin in or to sever our relationship with Veloce. Re-payment can be in cash or as an adjustment against the eventual merger consideration should a merger occur. We will also pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. This amount has increased in the past due to agreed upon workscope changes and may change again in the future due to additional workscope changes. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

Our arrangement with Veloce may not result in the development of any new technologies or products. Moreover, products we have recently developed and which we are currently developing may not achieve market acceptance. If these products fail to achieve market acceptance, or if we fail to timely develop new products that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected.

Our dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that our cost of materials will be higher than expected.

We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	ability to attract and retain key personnel and to maintain knowledge base;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity at the foundry during periods of excess demand, resulting in significant increases in lead-time requirements and production delays;

•	increased risk of excess and obsolete inventory charges due to the higher level of inventories in response to the increased lead-times;

•	limited warranties on products supplied to us;

•	potential increases in prices;

•	potential instability in countries where third-party manufacturers are located; and

•	potential misappropriation of our intellectual property.

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

As our third-party manufacturing suppliers extend their lead time requirements, we will likely need to also extend our lead time requirements to our customers. This could cause our customers to lower their competitive assessment of us as a supplier and as a result, we may not be considered for future design awards.

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

If the foundries or subcontractors we use to manufacture our products discontinue the manufacturing processes needed to meet our demands, or fail to upgrade their technologies needed to manufacture our products, we may be unable to deliver products to our customers, which could materially adversely affect our operating results and harm our reputation. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.

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

Natural disasters in certain regions, such as Japan, could adversely affect our manufacturing and supply chain which, in turn, could have a material adverse effect on our business, our results of operations and our financial condition.

The occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan, could negatively impact our manufacturing and supply chain, our ability to deliver products, on a timely basis or at all, to our customers, the cost of our products, and the demand for our products. The occurrence of natural disasters could also cause delays in our customers supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters could have a material adverse effect on our business, our results of operations and our financial condition.

We may experience difficulties in transitioning to smaller geometry process technologies or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.

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

The gross margins for our products could decrease rapidly or not increase as forecasted, which will negatively impact our business, financial conditions and results of operations.

The gross margins for our solutions have historically declined over time. Factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors, and other factors. From time to time, for strategic reasons, we may accept orders at less than optimal gross margins in order to facilitate the introduction of, or, market penetration of our new or existing products. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. If the gross margins for our products decline or not increase as anticipated and we are unable to offset those reductions, our business, financial condition and results of operations will be materially and adversely affected.

The current economic circumstances and uncertain political conditions could harm our revenues, operating results and financial condition.

The economies of the United States and other developed or developing countries appear to be currently coming out of a recession. We cannot predict either if this economic recovery will continue or reverse course.

The recent recession has caused a decline in our near term revenues and it will take some time for our near-term revenues to return to our previous levels. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If global and domestic economic and market conditions persist or deteriorate, we may experience further material impacts on our business, operating results and financial condition which could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies.

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our portfolio primarily includes fixed income securities, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices has had an unfavorable impact on our portfolio and has caused us to record impairment charges to our earnings. During the fiscal years ended March 31, 2010 and 2009, we recorded other-than-temporary impairment charges of $4.1 million and $17.1 million, respectively. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in the fair value of our investments.

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

If our operating results are below the expectations of research analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict, are:

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

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers’ products;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	disasters that could effect our supply chain or our customers supply chain;

•	increases in the costs of products or discontinuance of products by our suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials including packaging substrates;

•	the availability of package and test vendor capacity;

•

problems or delays that we and our foundries may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the timing of meeting the specifications and expense recovery on non-recurring engineering projects;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in R&D;

•	the product lifecycle and recoverability of capitalized architectural licenses, technology access fees and mask sets;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	the impact of potential one-time charges related to purchased intangibles;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

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

We can have revenue shortfalls for a variety of reasons, including:

•

shortages of raw materials or production capacity constraints that lead our suppliers to allocate available supplies or capacity to their other customers, which may disrupt our ability to meet our production obligations;

•	our customers may experience shortages from their suppliers that may cause them to delay orders or deliveries of our products;

•	delays in the availability of our products or our customers’ products;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	delays when our customers are transitioning from old products to new products;

•	a decrease in demand for our products or our customers’ products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	the failure of our products to be qualified in our customers’ systems or certified by our customers;

•	excess inventory of our products held by our customers, resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one or more of our subcontract manufacturers to perform its obligations to us;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	global economic and industry conditions.

Our business is characterized by short-term orders and shipment schedules. Customer orders typically can be cancelled or rescheduled without significant penalty to the customer. Because we do not have substantial non-cancellable backlog, we typically plan our production and inventory levels based on internal forecasts of customer demand, which is highly unpredictable and can fluctuate substantially. Customer orders for our products typically have non-standard lead times, which make it difficult for us to predict revenues and plan inventory levels and production schedules. If we are unable to plan inventory levels and production schedules effectively, our business, financial condition and operating results could be materially and adversely affected.

From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside contract manufacturers, suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering has in the past and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render our products less marketable. If we are forced to hold excess inventory or we incur unanticipated inventory write-downs, our financial condition and operating results could be materially and adversely affected.

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

The technology equipment industry is cyclical and has in the past experienced significant and extended downturns. The recent downturn was significant and we cannot predict if the current improvement is sustainable in the near future. A substantial portion of our business and revenue depends on the continued growth of the technology sector and the Internet. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. The past downturn has caused a reduction in capital spending on information technology. While we are beginning to see indications of improvement, there are no guarantees that this growth will sustain, resulting in potential volatility. If there is another downturn, our business, operating results and financial condition may be materially and adversely affected.

The loss of one or more key customers, the diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenues and profits.

A relatively small number of customers have accounted for a significant portion of our revenues in any particular period. We have no long-term volume purchase commitments from our key customers. One or more of our key customers may discontinue operations as a result of consolidation, bankruptcy or otherwise. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.

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

Any significant order cancellations or order deferrals could cause unplanned inventory growth resulting in excess inventory, which may adversely affect our operating results.

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

The book-to-bill ratio is commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of, or if the order will result in future revenues. Our book-to-bill ratio at March 31, 2011, 2010 and 2009 was 1.0, 1.3 and 1.5, respectively.

The increasing lead times from our suppliers cause us to make commitments for inventory purchases earlier in our production cycle which in turn increases our risk of having excess inventory. In addition, some of our suppliers are delivering based on allocations which in turn causes us to increase our inventory levels. We must balance our inventory levels between the risk of losing a significant customer to a competitor because we cannot meet our customer’s requirements and the risk of having excess inventory if a significant order is cancelled.

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

Our markets frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, or if our products fail to be certified by OEMs, we will lose business from an existing or potential customer and may not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or performance standards, or if we experience a delay as short as a few months in certifying or bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.

We expect a significant portion of our revenues to continue to be derived from sales of products based on current, widely accepted transmission standards. If the communications market evolves to new standards, we may not be able to successfully design and manufacture new products that address the needs of our customers or gain substantial market acceptance.

The sale of our 3ware storage adapter business to LSI Corporation marked a change in our strategy. This change, or any further changes we might make, could have a significant impact on our business, financial condition and results of operations while we are implementing our new strategy.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our financial statements that are included in this Annual Report. In the fiscal year ended March 31, 2009 we recorded a goodwill impairment charge of $223.0 million to continuing operations. The goodwill impaired was previously assigned to the Process and Transport reporting units in the amounts of $101.5 million, $121.5 million, respectively. In the fiscal years ended March 31, 2009 and 2008, we recorded goodwill impairment charges to discontinued operations of $41.1 million and $71.5 million, respectively, for the Store reporting unit. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values had deteriorated, which had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At March 31, 2011, we had $36.6 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.

On September 17, 2010, we completed the acquisition of TPack for $32 million in cash, exclusive of $0.5 million cash acquired, and potentially up to an additional $5 million if certain performance milestones are achieved during an 18 month period following the closing of the acquisition. In conjunction with the acquisition, we recorded $23.7 million in amortizable intangible assets and $13.2 million in goodwill.

In January 2011, TPack’s supplier of FPGAs announced they acquired a competitor of TPack. This supplier will continue to provide FPGAs for TPack’s current products and products currently under development, but not for any future products. While we were negotiating with another supplier of FPGAs, they too also acquired a competitor of TPack in March 2011. The increased competition from the synergistic acquisitions could adversely affect the future revenue streams as we implement a library strategy where customers can choose either FPGA supplier. We recently finalized the purchase price allocation for the TPack acquisition. The financial forecasts and other assumptions used to evaluate the acquisition that is included as part of the overall reporting unit may not materialize as expected.

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

International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. The revenues we derive from international sales may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs, rising protectionism and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	natural disasters;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental and export approvals for communications, processors and other products;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles and difficulties in collecting accounts receivable in some countries;

•	burdens of complying with a wide variety of complex foreign laws and treaties;

•	potentially adverse tax consequences; and

•	an uncertain economic condition that may trail any improvements in the United States.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal years ended March 31, 2010 and 2009, we recorded $4.1 million and $17.1 million, respectively, in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At March 31, 2011, the unrealized losses on these securities that were not written down as an other-than-temporary impairment charge were approximately $1.3 million. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

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

Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2011. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to report our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a restatement like we have in the past of our financial statements and/or a loss of public confidence, either of which could have an adverse effect on our business and on the market price of our common stock.

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

Our ability to supply a sufficient number of products to meet demand could be severely hampered by a shortage of water, electricity or other supplies or by natural disasters or other catastrophes or by the effects of war, acts of terrorism or global threats.

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

A significant portion of our manufacturing operations are located in Asia. These areas are subject to natural disasters such as earthquakes or floods, like Japan. We do not have earthquake insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster or other catastrophic event could have a material adverse impact on our business, financial condition and operating results.

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

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a PRP along with more than 100 other companies that used Omega Chemical Corporation waste treatment facility in Whittier, California. The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain on-going remediation efforts at the Omega Chemical Corporation site. Based on currently available information, we have a loss accrual that is not material and we believe that the actual amount of costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, we do not believe that any eventual outcome will have a material adverse effect on its operations but we cannot guarantee this result. In 2007, the PRPs were sued by a downstream chemical company; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater. In 2009, the U.S. Supreme Court decided U.S. v. Burlington Northern & Santa Fe Railway Co., 129 S.Ct. 1870, which determined that hazardous substance cleanup liability need not be joint and several in all cases. As a result of this decision, the liability is potentially divisible among the PRP at an earlier stage in superfund cases such as Omega. At this time we do not know and cannot predict the full impact of this decision on our liability; however, to protect against an unfavorable impact, we have joined the recently formed Omega Allocation Committee in order to limit such exposure. Although we believe that we have been and currently are in material compliance with applicable environmental laws and regulations, we cannot guarantee that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega Chemical Corporation site, will not have a material adverse effect on our business and financial condition.

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

From time to time, we may be involved in litigation relating to other claims arising out of our operations in the normal course of business. The ultimate outcome of any such litigation matters could have a material, adverse effect on our business, financial condition or operating results.

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

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies. In some instances, these fluctuations appear to have been unrelated or disproportionate to the operating performance of the affected companies. Whether or not our stock is part of one or more Index funds could have a significant impact on our stock. We cannot assure you that our stock will be part of any Index fund. In addition, the current decline of the financial markets and related factors beyond our control, including the credit and mortgage crisis in both the U.S. and worldwide, may cause our stock price to decline rapidly and unexpectedly.

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

Our corporate headquarters are located in an approximately 150,000 square foot building in Sunnyvale, California that we own. The facility contains administration, sales and marketing, research and development and operations functions. In addition to these facilities, we lease additional domestic facilities in San Diego and Cupertino, California, Andover, Massachusetts, Austin, Texas and Cary, North Carolina.

Our foreign leased locations consist of the following: Ontario, Canada; Cheshire, United Kingdom; Tokyo, Japan; Beijing, Shenzhen and Shanghai, the People’s Republic of China; Taipei and Kaohsiung, Taiwan; Ho Chi Minh City, Vietnam; Pune, India and Singapore.

The domestic and international leased facilities comprise an aggregate of approximately 100,000 square feet. These facilities have lease terms expiring between 2011 and 2013. We believe that the facilities under lease by us will be adequate for at least the next 12 months.

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

Our common stock is traded on the Nasdaq Global Select Market under the symbol AMCC. The following table sets forth the high and low closing sales prices of our common stock as reported by Nasdaq for the periods indicated.

Fiscal Year Ended March 31, 2011	High	Low
First Quarter	$11.90	$8.61
Second Quarter	12.32	9.87
Third Quarter	11.05	8.92
Fourth Quarter	11.30	9.80

Fiscal Year Ended March 31, 2010	High	Low
First Quarter	$8.19	$4.80
Second Quarter	10.45	7.38
Third Quarter	9.83	6.76
Fourth Quarter	9.32	7.31

At April 30, 2011, there were approximately 161 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during fiscal year ended March 31, 2011, that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

Issuer Purchases of Equity Securities

Below is a summary of stock repurchases for the three months ended March 31, 2011 (in thousands, except average price per share).

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
January 1 — January 31, 2011	540	$10.02	540	$58,720
February 1 — February 28, 2011	440	10.08	440	54,281
March 1 — March 31, 2011	690	10.01	690	47,377

Total shares repurchased	1,670	$10.03	1,670

In August 2004, we announced that our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock and in October 2008, our Board of Directors increased the stock repurchase program by $100.0 million to a total of $300.0 million.

The graph below matches Applied Micro Circuits Corporation’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Telecommunications index, and the NASDAQ Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2006 to March 31, 2011.

	Fiscal Years Ending March 31,
	2006	2007	2008	2009	2010	2011
Applied Micro Circuits Corporation	100.00	89.68	44.10	29.85	53.01	63.76
S&P 500	100.00	111.83	106.15	65.72	98.43	113.83
NASDAQ Composite	100.00	106.44	101.14	67.88	107.06	125.30
NASDAQ Telecommunications	100.00	113.49	110.41	73.00	107.96	115.65
NASDAQ Electronic Components	100.00	90.78	89.71	59.15	94.48	106.53

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

The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2011. You should read the selected financial data set forth in the table below, together with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

	Fiscal Years Ended March 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$247,710	$205,598	$214,216	$194,115	$242,478
Cost of revenues	95,282	92,931	101,070	98,756	115,794

Gross profit	152,428	112,667	113,146	95,359	126,684
Operating expenses:
Research and development	108,732	88,096	84,687	86,117	81,266
Selling, general and administrative	49,173	45,901	50,097	52,037	58,418
Acquired in-process research and development	—	—	—	—	13,300
Amortization of purchased intangible assets	5,285	4,020	4,020	4,061	3,735
Restructuring charges, net	532	746	8,623	2,958	1,291
Option investigation, net	—	—	80	1,072	5,344
Goodwill impairment charges	—	—	222,972	—	—
Litigation settlement, net	—	—	130	1,125	—

Total operating expenses	163,722	138,763	370,609	147,370	163,354

Operating loss	(11,294)	(26,096)	(257,463)	(52,011)	(36,670)
Interest income (expense), net and other-than-temporary impairment	9,890	3,440	(8,073)	8,635	13,125
Other income (expense), net	797	(1,551)	492	1,944	250

Loss from continuing operations before income taxes	(607)	(24,207)	(265,044)	(41,432)	(23,295)
Income tax expense (benefit)	399	(10,610)	(3,946)	3,773	333

Loss from continuing operations	(1,006)	(13,597)	(261,098)	(45,205)	(23,628)

Income (loss) from discontinued operations, net of taxes	—	6,112	(48,235)	(69,916)	(580)

Net loss	$(1,006)	$(7,485)	$(309,333)	$(115,121)	$(24,208)

Basic and diluted net income (loss) per share:
Net loss from continuing operations per share	$(0.02)	$(0.21)	$(4.00)	$(0.67)	$(0.33)
Net income (loss) from discontinued operations per share	—	0.10	(0.74)	(1.03)	(0.01)

Net loss per share	$(0.02)	$(0.11)	$(4.74)	$(1.70)	$(0.34)

Shares used in calculating basic and diluted net income (loss) per share	65,160	66,006	65,271	67,775	71,076

	March 31,
	2011	2010	2009	2008	2007
Consolidated Balance Sheet Data:
Working capital	$184,546	$227,850	$207,396	$176,112	$310,344
Goodwill and intangible assets, net	36,571	16,850	32,965	320,155	415,644
Total assets	308,657	316,044	324,610	632,847	816,512
Total stockholders’ equity	$261,810	$280,874	$283,970	$580,712	$760,822

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2011. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

Our business had three reporting units, Process, Transport and Store. On April 21, 2009, we completed the sale of our 3ware storage adapter business, which was substantially all of the business of our Store reporting unit, to LSI Corporation to focus on our Process and Transport reporting units. We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the datacenter, enterprise and telecommunications applications. Our customer focus is on the OEMs and telecommunications companies that build and connect to datacenters. As of March 31, 2011, our business had two reporting units, Process and Transport.

On September 17, 2010, we completed the acquisition of TPack, a limited liability company organized under the laws of Denmark, in accordance with the terms and conditions of the stock purchase agreement dated August 17, 2010. The revenues of TPack have been included in our Transport reporting unit and were not material.

Since the start of fiscal 2009, we have invested a total of $281.5 million in the R&D of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced.

The following tables present a summary of our results of operations for the fiscal years ended March 31, 2011 and 2010 (dollars in thousands):

	Fiscal Year Ended March 31,				Increase (Decrease)	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$247,710	100.0%	$205,598	100.0%	$42,112	20.5%
Cost of revenues	95,282	38.5	92,931	45.2	2,351	2.5

Gross profit	152,428	61.5	112,667	54.8	39,761	35.3
Total operating expenses	163,722	66.1	138,763	67.5	24,959	18.0

Operating loss	(11,294)	(4.6)	(26,096)	(12.7)	14,802	56.7
Interest and other income (expense), net	10,687	4.3	1,889	0.9	8,798	465.7

Loss from continuing operations before income taxes	(607)	(0.3)	(24,207)	(11.8)	23,600	97.5
Income tax expense (benefit)	399	0.1	(10,610)	(5.2)	11,009	103.8

Loss from continuing operations	(1,006)	(0.4)	(13,597)	(6.6)	12,591	92.6
Gain (loss) from discontinued operations, net of taxes	—	—	6,112	3.0	(6,112)	(100.0)

Net loss	$(1,006)	(0.4)%	$(7,485)	(3.6)%	$6,479	86.6%

The following tables present a summary of our results of operations for the fiscal years ended March 31, 2010 and 2009 (dollars in thousands):

	Fiscal Year Ended March 31,				Increase (Decrease)	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$205,598	100.0%	$214,216	100.0%	$(8,618)	(4.0)%
Cost of revenues	92,931	45.2	101,070	47.2	(8,139)	(8.1)

Gross profit	112,667	54.8	113,146	52.8	(479)	(0.4)
Total operating expenses	138,763	67.5	370,609	173.0	(231,846)	(62.6)

Operating loss	(26,096)	(12.7)	(257,463)	(120.2)	231,367	89.9
Interest and other income (expense), net	1,889	0.9	(7,581)	(3.5)	9,470	124.9

Loss from continuing operations before income taxes	(24,207)	(11.8)	(265,044)	(123.7)	240,837	90.9
Income tax benefit	(10,610)	(5.2)	(3,946)	(1.8)	(6,664)	(168.9)

Loss from continuing operations	(13,597)	(6.6)	(261,098)	(121.9)	247,501	94.8
Gain (loss) from discontinued operations, net of taxes	6,112	3.0	(48,235)	(22.5)	54,347	112.7

Net loss	$(7,485)	(3.6)%	$(309,333)	(144.4)%	$301,848	97.6%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.

In July 2008, we entered into a Patent Purchase Agreement (the “Agreement”) with QUALCOMM Incorporated (“Qualcomm”). Pursuant to the Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies for an aggregate purchase price of $33.0 million. The purchase price was paid over three years in equal quarterly payments of $3.0 million each beginning in the three months ended December 31, 2008 through March 31, 2011. Due to the nature of the payment terms, related revenue was recorded as the payments were received.

In November 2009, we also entered into another Patent Purchase Agreement with Acacia Patent Acquisition LLC (“APAC”). Pursuant to this Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies for an aggregate purchase price of $2.5 million payable over two years and a 25% share of royalty payments for assignment of rights under the sale and/or use of the patents. Due to the nature of the payment terms, related revenue is being recorded as the payments are received.

The occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan, could negatively impact our manufacturing and supply chain, our ability to deliver products, on a timely basis or at all, to our customers, the cost of our products, and the demand for our products. The occurrence of natural disasters could also cause delays in our customers supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters could have a material adverse effect on our business, our results of operations and our financial condition.

The gross margins for our solutions have historically declined over time. Some factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors, and capacity constraints in our supply chain. From time to time, for strategic reasons, we may accept orders at less than optimal gross margins in order to facilitate the introduction of, or, market penetration of our new or existing products. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on the sales, pricing and gross margins of our products.

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets;

•	combinations of companies in our customer base, resulting in the combined company choosing our competitor’s IC standardization other than our supported product platforms;

•	the gain or loss of one or more key customers, or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to meet customer demand due to capacity constraints at our suppliers; and

•	natural disasters that could affect our supply chain or our customer’s supply chain which would affect their requirements of our products.

For these and other reasons, our net revenue and results of operations for the three fiscal years ended March 31, 2011 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that was equal to or greater than 10% of total net revenues in any of the three years ended March 31, 2011 were as follows:

	2011	2010	2009
Avnet (distributor)	29%	30%	25%
Hon Hai (sub-contract manufacturer)	14%	13%	*

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
United States of America	$81,113	$68,817	$63,619
Taiwan	45,489	33,118	27,401
Hong Kong	24,747	16,171	12,365
China	9,030	15,427	26,652
Europe	45,714	35,372	34,102
Other Asia	38,765	28,143	32,359
Other	2,852	8,550	17,718

	$247,710	$205,598	$214,216

All of our revenues are primarily denominated in U.S. dollars, other than revenues for TPack which are denominated primarily in Danish Kroner.

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

	Fiscal Years Ended March 31,
	2011	2010	2009
Net loss	$(1,006)	$(7,485)	$(309,333)
Adjustment to net loss:
Interest and other income, net	(5,403)	(6,816)	(9,563)
Stock-based compensation expense	16,684	13,682	9,241
Amortization of intangibles	17,162	16,117	18,900
Restructuring charges	532	746	8,623
Litigation settlement	—	—	130
Goodwill impairment charges	—	—	222,972
Impairment of marketable securities*	(5,284)	2,927	17,144
Depreciation and amortization	8,834	8,301	7,347
Option investigation	—	—	80
Loss strategic investment	—	2,000	—
Acquisition transaction expenses	859	—	—
Other and income tax adjustment	403	(10,610)	(3,946)
(Gain) loss from discontinued operations	—	(6,112)	48,235

Adjusted EBITDA	$32,781	$12,750	$9,830

*	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.

We believe that Adjusted EBITDA is a useful supplemental measure of our operation’s performance because it helps investors evaluate and compare the results of operations from period to period by removing the accounting impact of the company’s financing strategies, tax provisions, depreciation and amortization, restructuring charges, stock based compensation expense, discontinued operations and certain other operating items. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of the company’s control; they are unrelated to the ongoing operations of the business in the ordinary course; they are unusual or infrequent and the company does not expect them to occur in the ordinary course of business; or they are non-cash expenses.

Adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors and is used as a metric to determine the performance vesting of our three-year restricted stock unit grants issued in May 2009 (the “EBITDA Grants”) in the fiscal years ended March 31, 2010 and 2011 and will be used for the fiscal year ending March 31, 2012. Management believes Adjusted EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the company.

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the order will result in future revenues. Our book-to-bill ratio at March 31, 2011, 2010 and 2009 was 1.0, 1.3 and 1.5, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to: inventory valuation and capitalized mask set costs, which affect our cost of sales and gross profit; the valuation of goodwill and purchased intangibles, which has in the past affected, and could in the future affect, our impairment charges to write down the carrying value of purchased intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; and an evaluation of other-than-temporary impairment of our investments, which affects the amount and timing of write-down charges. We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In the fiscal year ended March 31, 2011, we did not record any other-than-temporary impairment charges. As of March 31, 2011, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $1.3 million as we believe that such unrealized losses are temporary. In addition, we also had $6.5 million in unrealized gains. For the fiscal years ended March 31, 2010 and 2009, we recorded other-than-temporary impairment charges of $4.1 million and $17.1 million, respectively.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by SAB Topic 5-BB. To illustrate the sensitivity of inventory valuations to future estimates, as of March 31, 2011, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $1.4 million or increasing our future demand forecast to 18 months would not have any effect on our current inventory valuation.

Goodwill, Purchased Intangible Assets and Other Long-Lived Assets

The purchase method of accounting for acquisitions requires extensive use of accounting estimates and judgments to allocate the purchase price to the fair value of the net tangible and intangible assets acquired, such as purchased technology. Goodwill and purchased intangible assets deemed to have indefinite lives are not amortized, but are subject to annual impairment tests. The values and useful lives assigned to other purchased intangible assets impact future amortization. Determining the fair values and useful lives of intangible assets requires the use of estimates and the exercise of judgment on factors such as expectations for the success and life cycle of products and technology acquired. While there are a number of different generally accepted valuation methods to estimate the value of intangible assets acquired, we primarily use the discounted cash flow method and the market comparison approach. These methods require significant management judgment to forecast the future operating results used in the analysis. In addition, other significant estimates are required such as residual growth rates and discount factors. The estimates we use to value and amortize intangible assets are consistent with the plans and estimates that we use to manage our business and are based on available historical information and industry estimates and averages. These judgments can significantly affect our net operating results.

In accordance with ASC Topic 350-10 (“ASC 350-10”) as it relates to Goodwill and Other Intangible Assets, we perform our annual impairment review at the reporting unit level each fiscal year or more frequently if we believe indicators of impairment are present. We recently finalized the purchase price allocation for the

TPack acquisition. ASC 350-10 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based upon the type of products under development by the acquired company, which initially generated the goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using a combination of the discounted cash flow analysis and/or market comparisons. The determination of fair value requires significant judgment and estimates. We last recorded goodwill impairment charges in the year ended March 31, 2009 of $223.0 million to continuing operations and $41.2 million to discontinued operations. During the fiscal year ended March 31, 2011, in conjunction with the TPack acquisition, we recorded $23.7 million in amortizable intangible assets and $13.2 million in goodwill. We evaluate the useful lives of our intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization.

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

Revenue Recognition

We recognize revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until the applicable customer’s acceptance criteria have been met. The criteria are usually met at the time of product shipment. Our standard terms and conditions of sale do not allow for product returns and we generally do not allow product returns other than under warranty or stock rotation agreements. Revenue from shipments to distributors is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on our experience with stock rotations and the contractual terms of the competitive pricing and rebate programs. Royalty revenues are recognized when cash is received, only when royalty amounts cannot be reasonably estimated. Royalty revenues are based upon sales of our customer’s products that include our software.

Shipping terms are generally FCA (Free Carrier) shipping point. If actual returns or pricing adjustments exceed our estimates, we would record additional reductions to revenue.

From time to time we generate revenue from the sale of our internally developed IP. We generally recognize revenue from the sale of IP when all basic criteria outlined above are met, which is generally when the payments are received.

Mask Costs

We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the fiscal year ended March 31, 2011, total mask costs of $10.8 million were incurred, of which $6.1 million was expensed as R&D expense because technological feasibility had not been achieved and the remaining $4.7 million was capitalized.

During the fiscal year ended March 31, 2011, we made a correction resulting in the recognition of an asset totaling $1.2 million for unamortized mask costs incurred in prior periods as it was determined that these costs represented pre-production costs instead of R&D expenses. The unamortized costs will be amortized as cost of sales over a period of approximately three years. As part of this correction we recognized a reduction to R&D expenses of approximately $1.2 million. Amortization of these capitalized mask set costs that have been recognized as cost of sales during the fiscal year ended March 31, 2011 were approximately $0.5 million. The net adjustments to make the correction to capitalize mask costs were not material to any periods affected.

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

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our assumptions for exiting certain facilities, such as estimating sublease incomes, may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. During the fiscal year ended March 31, 2011, we recorded net restructuring charges of approximately $0.5 million associated with our restructuring actions. In the fiscal year ended March 31, 2010, we recorded net restructuring charges of approximately $0.8 million associated with our restructuring actions to continuing operations. In the fiscal year ended March 31, 2009, we recorded net charges of $8.7 million for our restructuring activities, of which $0.1 million was classified as discontinued operations. For a full description of our restructuring activities, refer to our discussion of restructuring charges in Note 6 to the Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report.

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2011 to the Fiscal Year Ended March 31, 2010

Net Revenues. Net revenues for the fiscal year ended March 31, 2011 were $247.7 million, representing an increase of 20.5% from the net revenues of $205.6 million for the fiscal year ended March 31, 2010. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Fiscal Years Ended March 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Process	$123,897	50.0%	$106,374	51.7%	$17,523	16.5%
Transport	123,813	50.0	99,224	48.3	24,589	24.8

	$247,710	100.0%	$205,598	100.0%	$42,112	20.5%

During the fiscal year ended March 31, 2011, revenues recovered strongly as the overall market for semiconductor products continued to show improved growth trends. The year over year increase represents the recovery from the recessionary economic conditions and overall softness in demand that was observed during the prior years and the current pace of infrastructure build out. Though revenues increased year over year, revenues decreased in the fourth fiscal quarter compared to the preceeding three month period primarily due to inventory corrections in the industry. We expect that additional channel inventories will be consumed over the next several quarters. We expect revenues for the three months ending June 30, 2011 to be approximately $60.5 million, plus or minus $2.0 million. This represents an increase of approximately 3%, compared to the revenues for the three months ended March 31, 2011. Our future revenues could be impacted by various factors, including the duration and the severity of inventory corrections and other factors.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2011 and 2010 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$247,710	100.0%	$205,598	100.0%	$42,112	20.5%
Cost of revenues	95,282	38.5	92,931	45.2	2,351	2.5

Gross profit	$152,428	61.5%	$112,667	54.8%	$39,761	35.3%

The gross profit percentage for the fiscal year ended March 31, 2011 increased to 61.5%, compared to 54.8% for the fiscal year ended March 31, 2010. The increase in our gross profit percentage was primarily due to favorable product mix, higher licensing revenues, improved manufacturing yields and efficiencies and the overall impact of increased revenues.

The amortization of purchased intangible assets included in cost of revenues during the fiscal year ended March 31, 2011 was $11.9 million, compared to $12.1 million for the fiscal year ended March 31, 2010. The acquisition of TPack has increased our expected amortization of purchased intangible assets included in cost of revenues by approximately $0.6 million per quarter. The increased expected amortization does not include $1.0 million of in-process R&D. Future acquisitions of businesses may result in substantial additional charges, which may impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative (“SG&A”) expenses for the fiscal years ended March 31, 2011 and 2010 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$108,732	43.9%	$88,096	42.8%	$20,636	23.4%
Selling, general and administrative	$49,173	19.9%	$45,901	22.3%	$3,272	7.1%

Research and Development. R&D expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 23.4% for the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010, was primarily due to an increase of $11.3 million in personnel cost, $2.7 million in stock-based compensation charges, $2.5 million in third party foundry cost, $2.0 million in printed circuit board costs, $1.5 million in contractor costs, $1.2 million in corporate allocation expense, $0.7 million in other miscellaneous expenses, $0.5 million in consumable equipment and software cost, $0.4 million in technology access fees offset by a decrease of $1.5 million in customer funded non-recurring engineering payments and $0.7 million decrease in development cost of a new processor core. The overall increase in R&D expense is primarily driven by the effect of the consolidation of Veloce, our VIE, and the cost relating to TPack, an entity that we acquired in September 2010. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. SG&A expenses consist primarily of personnel-related expenses, professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 7.1% for the fiscal year ended March 31, 2011 compared to the fiscal year ended March 31, 2010, was primarily due to an increase of $2.0 million in contractor costs, $1.0 million in personnel cost, $0.9 million in TPack acquisition costs, $0.8 million in indirect materials and services, $0.5 million in travel expenses offset by a decrease of $1.1 million in professional service fees and $0.9 million in taxes and licensing fees. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the fiscal years ended March 31, 2011 and 2010, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Costs of revenues	$651	0.3%	$587	0.3%	$64	10.9%
Research and development	9,000	3.6	6,268	3.0	2,732	43.6
Selling, general and administrative	7,033	2.8	6,827	3.3	206	3.0

	$16,684	6.7%	$13,682	6.6%	$3,002	21.9%

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2015 related to unvested share-based payment awards at March 31, 2011 is $26.7 million, which includes stock-based compensation from Veloce, our VIE. This expense relates to equity instruments already issued and will not be affected by our future stock price. Vesting of the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.1 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges, net. The restructuring charges recorded during the fiscal year ended March 31, 2011 was primarily for employee severances.

Interest and Other Income, net. The following table presents interest income (expense) and other income, net for the fiscal years ended March 31, 2011 and 2010 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income (expense), net and other-than-temporary impairment	$9,890	4.0%	$3,440	1.7%	$6,450	187.5%
Other income (expense), net	$797	0.3%	$(1,551)	(0.8)%	$2,348	151.4%

Interest Income (Expense) and Other-Than-Temporary Impairment, net. Interest income and other-than-temporary impairment, net of management fees and other-than-temporary impairment, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The increase in interest income and other-than-temporary impairment, net for the fiscal year ended March 31, 2011, compared to the fiscal year ended March 31, 2010 was primarily due to gains that were realized from the sale of securities in our investment portfolio in the current fiscal year and an other-than-temporary impairment charge of $4.1 million in the prior fiscal year.

Other Income, net. The increase in other income for the fiscal year ended March 31, 2011, compared to the fiscal year ended March 31, 2010 was primarily due to $2.0 million impairment for a strategic investment in the prior fiscal year.

Income Taxes. The federal statutory income tax rate was 35% for the fiscal year ended March 31, 2011 and 2010. The benefit recorded during the fiscal year ended March 31, 2010, related primarily to the gains from discontinued operations, other comprehensive income and an increase in refundable tax credits. For the fiscal year ended March 31, 2011, the Company had no gains or losses relating to discontinued operations. Tax expense during the fiscal year ended March 31, 2011 primarily consisted of state and foreign taxes.

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

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2010 and 2009 (dollars in thousands):

	Fiscal Years Ended March 31,				(Decrease)	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$205,598	100.0%	$214,216	100.0%	$(8,618)	(4.0)%
Cost of revenues	92,931	45.2	101,070	47.2	(8,139)	(8.1)

Gross profit	$112,667	54.8%	$113,146	52.8%	$(479)	(0.4)%

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

Research and Development and Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the fiscal years ended March 31, 2010 and 2009 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase (Decrease)	% Change
	2010		2009
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$88,096	42.8%	$84,687	39.5%	$3,409	4.0%
Selling, general and administrative	$45,901	22.3%	$50,097	23.4%	$(4,196)	(8.4)%

Research and Development. The increase in R&D expenses of 4.0% for the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009, was primarily due to an increase of $2.8 million in consumable equipment and software cost, $2.4 million in stock-based compensation charges, $1.4 million in printed circuit board costs, $1.3 million in third party foundry cost and a decrease of $1.6 million in customer funded non-recurring engineering payments offset by a decrease of $4.7 million in development costs of a new processor core and $1.0 million in contractor costs. The total R&D expenses for fiscal 2010 also includes $6.2 million related to Veloce, our VIE.

Selling, General and Administrative. The decrease in SG&A expenses of 8.4% for the fiscal year ended March 31, 2010 compared to the fiscal year ended March 31, 2009, was primarily due to a decrease of $3.3 million in personnel costs, $1.3 million in contractor costs, $0.6 million in marketing communications, $0.5 million in consumable equipment and software costs, $0.4 million in facilities costs offset by an increase of $1.9 million in stock-based compensation charges.

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

Restructuring Charges, net. During the fiscal year ended March 31, 2010, we moved some of our functions offshore, which will allow us to be much closer to our third party subcontract manufacturers, thus reducing costs by taking advantage of our global cost structure and improve efficiencies by eliminating the delays inherent in working in different time zones and to better align our global operations to achieve greater efficiencies. We believe this restructuring plan achieved its anticipated reduction in ongoing net operating expenses by approximately $1.5 million annually since we completed this restructuring plan. During the fiscal year ended March 31, 2009, we implemented a restructuring program to reduce expenses and excess capacity in response to the worsening economic conditions. We believe this restructuring plan achieved its anticipated reduction in ongoing net operating expenses by approximately $13.8 million to $15.5 million annually since we completed this restructuring plan. For additional information on our restructuring activities, see Note 6 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report.

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

FINANCIAL CONDITION AND LIQUIDITY

As of March 31, 2011, our principal source of liquidity consisted of $168.1 million in cash, cash equivalents and short-term investments. Working capital as of March 31, 2011 was $184.5 million. Total cash, cash equivalents, and short-term investments available-for-sale decreased by $38.6 million during the fiscal year ended March 31, 2011, primarily due to the acquisition of TPack for $31.5 million, repurchases of our common stock for $40.1 million and purchase of property and equipment of $9.7 million, offset by net cash provided by operations of $30.9 million, net structured stock repurchase proceeds of $5.5 million, net proceeds from issuances of common stock of $5.3 million and proceeds from the sale of a strategic equity investment of $5.0 million. At March 31, 2011, we had contractual obligations not included on our balance sheet totaling $53.9 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the fiscal year ended March 31, 2011, we generated $31.0 million in cash from our operations, compared to $16.9 million in the fiscal year ended March 31, 2010. Our net loss of $1.0 million for the fiscal year ended March 31, 2011 included $39.9 million of non-cash charges consisting of $7.2 million of depreciation, $17.2 million of amortization of purchased intangibles, $16.7 million of stock-based compensation and a credit of $1.2 million related to the capitalization of prior years mask set costs. The remaining change in operating cash flows for the fiscal year ended March 31, 2011 primarily reflected decreases in accounts receivable and other assets and increases in inventories, accounts payable, accrued payroll and other accrued liabilities, and deferred revenue. Our overall days sales outstanding decreased to 32 days for the period ended March 31, 2011, compared to 36 days for the period ended March 31, 2010.

We used $39.3 million in cash from our investing activities during the fiscal year ended March 31, 2011, compared to generating $25.5 million during the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2011, we used $3.1 million for short-term investment activities, net, $9.7 million for the purchase of property and equipment and $31.5 million for the acquisition of a business, offset by proceeds of $5.0 million from the sale of a strategic equity investment.

We used net cash of $29.8 million for our financing activities during the fiscal year ended March 31, 2011, compared to $19.1 million during the fiscal year ended March 31, 2010. The major financing use of cash for the fiscal year ended March 31, 2011 was the funding of our structured stock repurchase agreements for $10.0 million, $40.1 million for the repurchases of common stock, restricted stock units withheld for taxes of $2.7 million offset by proceeds of $15.5 million from the settlement of structured stock repurchase agreements, proceeds of $8.0 million from the issuances of our common stock.

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the fiscal year ended March 31, 2011, approximately 3.7 million shares were repurchased on the open market at a weighted average price of $10.70 per share. During the fiscal year ended March 31, 2010, 1.1 million shares were repurchased on the open market at a weighted average price of $7.54 per share. All repurchased shares are retired upon delivery to us. In November 2010, we entered into a Rule 10b5-1 plan to repurchase up to 1.0 million shares of our common stock at various price parameters. The plan expired in February 2011 when we completed repurchases of the 1.0 million shares at a weighted average price of $10.05. In February 2011, we entered into another Rule 10b5-1 plan to repurchase up to 3.0 million shares of our common stock at various price parameters. This plan will expire on July 31, 2011. As of March 31, 2011, we repurchased approximately 0.7 million shares at a weighted average price of $10.01 per share under this Rule 10b5-1 plan.

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

During the fiscal year ended March 31, 2011, we entered into structured stock repurchase agreements totaling $10.0 million. For those agreements that settled during the fiscal year ended March 31, 2011, we received $15.5 million in cash and 0.5 million in shares of our common stock at an effective purchase price of $10.01 per share from the settled structured stock repurchase agreements. During the fiscal year ended March 31, 2010, we entered into structured stock repurchase agreements totaling $41.8 million. For those agreements that settled during the fiscal year ended March 31, 2010, we received $27.8 million in cash and 0.7 million shares of our common stock at an effective purchase price of $7.25 per share from the settled structured stock repurchase agreements. At March 31, 2011, we had no outstanding structured stock repurchase agreements and approximately $47.4 million remaining available to repurchase shares under the stock repurchase program.

On November 8, 2010, we amended the merger and certain other agreements with Veloce, initially entered into on May 17, 2009, pursuant to which Veloce has agreed to perform product development work for us on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of our common stock, which will vest quarterly through December 2012.

Under the merger agreement between us and Veloce, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should we acquire Veloce pursuant to the merger agreement, the purchase price is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to adjustments. At this time the eventual outcome is not determinable and as such we are unable to provide a narrower range for the estimated merger consideration. We will update the range in the future when additional relevant information is available. We will determine the form of consideration used for the merger, cash or our stock, at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by us or Veloce if the other party fails to meet certain conditions set forth in the agreement.

In addition, we provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to us. If we commit a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by us. The promissory note is eliminated in consolidation. In April 2011, we agreed to loan $5.0 million to Veloce. This loan will bear interest at a rate of 5% and the accrued interest and principal amount will be repaid when we make a decision to either spin in or to sever our relationship with Veloce. Re-payment can be in cash or as an adjustment against the eventual merger consideration should a merger occur. Pursuant to the product development agreement, as amended, we will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and we will recognize the payments as R&D expenses when incurred. We have no direct equity interest in Veloce. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

On September 17, 2010, we acquired TPack, a Danish Corporation organized under the laws of Denmark, in accordance with the terms and conditions of the stock purchase agreement dated August 17, 2010. The total consideration paid at the closing of the transaction was approximately $32 million. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack within 18 months after the acquisition. Approximately $5 million was placed in escrow to secure the indemnification obligation of TPack. In addition, we recorded acquisition related transaction costs of $0.9 million, which were included in SG&A expense.

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

The following table summarizes our contractual operating leases and other purchase commitments as of March 31, 2011 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31, 2012	$14,643	$36,844	$51,487
2013	2,271	—	2,271
2014	95	—	95
2015 and thereafter	—	—	—

Total minimum payments	$17,009	$36,844	$53,853

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at March 31, 2011.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2011, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $83.6 million and a cost basis of $78.5 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased.

The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2011 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of March 31, 2011	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$87,630	$86,301	$84,967	$83,649	$82,359	$81,116	$79,941

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the fiscal year ended March 31, 2011. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2011.

The effectiveness of our internal control over financial reporting as of March 31, 2011 has been audited by an independent registered public accounting firm, as stated in its report, which is included herein.

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

(a) Executive Officers — See the section entitled “Executive Officers of the Registrant” in Part I, Item 1, Business, of this Annual Report.

(b) Directors — The information required by this Part III, Item 10 is contained in the section entitled “Election of Directors” in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held on August 16, 2011, which will be filed with the SEC within 120 days of March 31, 2011 (the “Proxy Statement”) and is incorporated herein by reference.

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

(2) Financial Statement Schedule

For the three fiscal years ended March 31, 2011 — Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

See Part IV, Item 15(b) below.

(b) The following exhibits are filed or incorporated by reference into this Annual Report:

2.1(12)+	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

2.2(21)+	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers’ Representative named therein, dated as of August 17, 2010.

2.3(21)+	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

2.4(22)^	Amendment No. 1 to Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated November 8, 2010.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(21)	Amended and Restated Bylaws of the Company.

3.3(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(3)*	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(16)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.

10.3(16)*	Form of Option Agreement under the 1992 Equity Incentive Plan.

10.4(16)*	1992 Equity Incentive Plan.

10.5(11)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.

10.6(3)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.

10.24(5)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.30(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated February 17, 1999.

10.32(9)	Amendment No. 1 to Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated November 30, 1999.

10.33(4)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.

10.34(16)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.35(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.

10.38(4)*	AMCC Deferred Compensation Plan.

10.42(10)+	Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(10)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.53(14)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.

10.58(15)*	Executive Severance Benefit Plan dated September 19, 2007.

10.60(18)+	Qualcomm Patent Purchase Agreement dated July 11, 2008.

10.61(18)+	Qualcomm Patent Purchase Amendment dated July 11, 2008.

10.62(19)	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.

10.63(13)+*	Consulting Agreement with Cynthia J. Moreland entered into on October 21, 2009.

10.64(14)+*	Letter Agreement with Cynthia J. Moreland entered into on December 18, 2009.

10.65(20)*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

11.1(8)	Computation of Per Share Data under ASC Topic 260-10.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.
+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
^	The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2002.
(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2001.
(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 1999.
(7)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2000.
(8)	The Computation of Per Share Data under ASC Topic 260-10 is included in the Notes to the Consolidated Financial Statements included in this Annual Report.
(9)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2000.
(10)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2003.
(11)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.
(12)

Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009. Schedules have been omitted pursuant to Item 601(b)(2)

of Regulation S-K. The Company has furnished supplementally to the SEC copies of each of the omitted schedules.
(13)	Incorporated by reference as Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(14)	Incorporated by reference as Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(15)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed September 24, 2007
(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
(17)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(18)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(19)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
(20)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(21)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(22)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ DR. PARAMESH GOPI
Dr. Paramesh Gopi
President and Chief Executive Officer

Date: May 9, 2011

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

Signature	Title	Date

/S/ DR. PARAMESH GOPI Dr. Paramesh Gopi	Chief Executive Officer, President and Director (Principal Executive Officer)	May 9, 2011

/S/ ROBERT G. GARGUS Robert G. Gargus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 9, 2011

/S/ CESAR CESARATTO Cesar Cesaratto	Chairman of the Board	May 9, 2011

/S/ DONALD COLVIN Donald Colvin	Director	May 9, 2011

/S/ H.K. DESAI H.K. Desai	Director	May 9, 2011

/S/ DR. PAUL GRAY Dr. Paul Gray	Director	May 9, 2011

/S/ FRED SHLAPAK Fred Shlapak	Director	May 9, 2011

/S/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	May 9, 2011

/S/ DR. JULIE H. SULLIVAN Dr. Julie H. Sullivan	Director	May 9, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Applied Micro Circuits Corporation:

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation and its subsidiaries (the Company) as of March 31, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended March 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II as set forth under Item 15 for the years ended March 31, 2011 and 2010. We also have audited the Company’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Micro Circuits Corporation as of March 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Mountain View, California

May 9, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Applied Micro Circuits Corporation

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Applied Micro Circuits Corporation for the year ended March 31, 2009. Our audit also included the financial statement schedule listed in the Index at Part IV at Item 15(a). These financial statements and schedule are the responsibility of Applied Micro Circuits Corporation’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Applied Micro Circuits Corporation for the year ended March 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

May 8, 2009

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2011	2010
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$84,402	$122,526
Short-term investments-available-for-sale	83,649	84,117
Accounts receivable, net	19,997	22,892
Inventories	26,561	15,387
Other current assets	16,784	18,098

Total current assets	231,393	263,020
Property and equipment, net	32,023	25,879
Goodwill	13,183	—
Purchased intangibles	23,388	16,850
Other assets	8,670	10,295

Total assets	$308,657	$316,044

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,431	$20,074
Accrued payroll and related expenses	7,261	4,682
Other accrued liabilities	12,748	9,606
Deferred revenue	2,407	808

Total current liabilities	46,847	35,170
Commitments and contingencies (Notes 7 and 10)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at March 31, 2011 and 2010
Issued and outstanding shares — 63,666 at March 31, 2011 and 65,404 at March 31, 2010	637	654
Additional paid-in capital	5,891,036	5,905,050
Accumulated other comprehensive income (loss)	(1,597)	2,430
Accumulated deficit	(5,628,266)	(5,627,260)

Total stockholders’ equity	261,810	280,874

Total liabilities and stockholders’ equity	$308,657	$316,044

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2011	2010	2009
	(In thousands, except per share data)
Net revenues	$247,710	$205,598	$214,216
Cost of revenues	95,282	92,931	101,070

Gross profit	152,428	112,667	113,146
Operating expenses:
Research and development	108,732	88,096	84,687
Selling, general and administrative	49,173	45,901	50,097
Amortization of purchased intangible assets	5,285	4,020	4,020
Restructuring charges, net	532	746	8,623
Option investigation, net	—	—	80
Goodwill impairment charges	—	—	222,972
Litigation settlement, net	—	—	130

Total operating expenses	163,722	138,763	370,609

Operating loss	(11,294)	(26,096)	(257,463)
Interest income (expense), net and other-than-temporary impairment	9,890	3,440	(8,073)
Other income (expense), net	797	(1,551)	492

Loss from continuing operations before income taxes	(607)	(24,207)	(265,044)
Income tax expense (benefit)	399	(10,610)	(3,946)

Loss from continuing operations	(1,006)	(13,597)	(261,098)
Income (loss) from discontinued operations, net of taxes	—	6,112	(48,235)

Net loss	$(1,006)	$(7,485)	$(309,333)

Basic and diluted net income (loss) per share:
Net loss per share from continuing operations	$(0.02)	$(0.21)	$(4.00)
Net income (loss) per share from discontinued operations	—	0.10	(0.74)

Net loss per share	$(0.02)	$(0.11)	$(4.74)

Shares used in calculating basic and diluted net income (loss) per share	65,160	66,006	65,271

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2011	2010	2009
	(In thousands)
Operating activities:
Net loss	$(1,006)	$(7,485)	$(309,333)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation	7,243	6,778	6,862
Amortization of purchased intangibles	17,162	16,117	23,060
Goodwill impairment charges	—	—	264,130
Stock-based compensation expense:
Stock options	5,592	4,125	5,139
Restricted stock units	11,092	9,557	5,245
Non-cash restructuring charges	—	359	1,989
Litigation settlement	—	—	130
Capitalization of mask set cost	(1,177)	—	—
Impairment of strategic investment	—	2,000	—
Impairment of short term investments and marketable securities	—	4,287	17,144
Tax benefit from other comprehensive income	—	(6,204)	—
Net (loss) gain on disposals of property	(322)	145	48
Net gain on sale of storage business unit	—	(11,366)	—
Changes in operating assets and liabilities:
Accounts receivable	3,465	(5,355)	11,263
Inventories	(11,174)	10,754	3,414
Other assets	(1,561)	(237)	(4,939)
Accounts payable	1,842	2,245	(8,803)
Accrued payroll and other accrued liabilities	(1,162)	(7,077)	467
Deferred tax liability	—	—	(3,957)
Deferred revenue	956	(1,776)	668

Net cash provided by operating activities	30,950	16,867	12,527

Investing activities:
Proceeds from sales and maturities of short-term investments	121,876	185,724	199,577
Purchases of short-term investments	(124,950)	(173,265)	(150,358)
Purchase of property, equipment and other assets	(9,740)	(7,532)	(7,259)
Proceeds from the sale of strategic equity investment	4,991	—	—
Purchase of strategic investment	(330)	(1,000)	—
Proceeds from sale of storage business unit	—	21,527	—
Proceeds from sale of property, equipment and other assets	365	—	—
Net cash paid for acquisitions	(31,484)	—	—

Net cash (used for) provided by investing activities	(39,272)	25,454	41,960

Financing activities:
Proceeds from issuance of common stock	8,045	3,825	2,713
Funding of restricted stock units withheld for taxes	(2,746)	(870)	(265)
Repurchase of common stock	(40,063)	(8,076)	—
Funding of structured stock repurchase agreements	(10,000)	(41,797)	—
Funds received from structured stock repurchase agreements, including gains	15,512	27,751	—
Other	(550)	35	(287)

Net cash (used for) provided by financing activities	(29,802)	(19,132)	2,161

Net increase (decrease) in cash and cash equivalents	(38,124)	23,189	56,648
Cash and cash equivalents at beginning of year	122,526	99,337	42,689

Cash and cash equivalents at end of year	$84,402	$122,526	$99,337

Supplementary cash flow disclosure:
Cash paid for:
Interest	$—	$—	$4

Income taxes	327	48	1,078

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance, March 31, 2008	64,779	$648	$5,896,616	$—	$(4,976)	$(5,311,576)	$580,712

Issuance of common stock	1,095	11	2,437	—	—	—	2,448
Stock-based compensation expense (including discontinued operations)	—	—	11,440	—	—	—	11,440
Comprehensive loss:
Net loss	—	—	—	—	—	(309,333)	(309,333)
Foreign currency translation loss	—	—	—	—	(240)	—	(240)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(1,057)	—	(1,057)
Total comprehensive loss	—	—	—	—	—	—	(310,630)

Balance, March 31, 2009	65,874	$659	$5,910,493	$—	$(6,273)	$(5,620,909)	$283,970

Issuance of common stock	1,291	13	2,942	—	—	—	2,955
Repurchase of common stock	(1,072)	(11)	(8,065)	—	—	—	(8,076)
Funding of structured stock repurchase agreements	(689)	(7)	(41,790)	—	—	—	(41,797)
Funds received from structured stock repurchase agreements including gains	—	—	27,751	—	—	—	27,751
Stock-based compensation expense	—	—	13,719	—	—	—	13,719
FAS 115-2 implementation	—	—	—	—	(1,134)	1,134	—
FAS 115-2 disposition release	—	—	—	—	140	—	140
Comprehensive income (loss):
Net loss	—	—	—	—	—	(7,485)	(7,485)
Foreign currency translation loss	—	—	—	—	(148)	—	(148)
Unrealized gain on short-term investments, net of tax	—	—	—	—	9,845	—	9,845
Total comprehensive income	—	—	—	—	—	—	2,212

Balance, March 31, 2010	65,404	$654	$5,905,050	$—	$2,430	$(5,627,260)	$280,874

Issuance of common stock	2,481	25	5,274	—	—	—	5,299
Repurchase of common stock	(3,744)	(37)	(40,026)	—	—	—	(40,063)
Funding of structured stock repurchase agreements	(475)	(5)	(9,995)	—	—	—	(10,000)
Funds received from structured stock repurchase agreements including gains	—	—	15,512	—	—	—	15,512
Stock-based compensation expense*	—	—	15,221	—	—	—	15,221
FAS 115-2 disposition release	—	—	—	—	858	—	858
Comprehensive income (loss):
Net loss	—	—	—	—	—	(1,006)	(1,006)
Foreign currency translation loss	—	—	—	—	(485)	—	(485)
Unrealized loss on short-term investments, net of tax	—	—	—	—	(4,400)	—	(4,400)
Total comprehensive loss	—	—	—	—	—	—	(5,891)

Balance, March 31, 2011	63,666	$637	$5,891,036	$—	$(1,597)	$(5,628,266)	$261,810

*	Veloce’s stock-based compensation expense related to warrants is included in issuance of common stock.

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC” or the “Company”) is a leader in semiconductor solutions for the enterprise, telecom and consumer/small medium business (“SMB”) markets. The Company designs, develops, markets, sells and supports high-performance low power integrated circuits (“ICs”), which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, the Company utilizes a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, enterprise and edge switches, blade servers, storage systems, gateways, core switches, routers, metro, long-haul, and ultra-long-haul transport platforms. In the consumer/SMB markets, the Company combines optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductor solutions for wireline and wireless communications equipment such as wireless access points, network attached storage, and residential and smart energy gateways. The Company’s corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Basis of Presentation

The consolidated financial statements include all the accounts of AppliedMicro, its wholly-owned subsidiaries and Veloce, the Company’s variable interest entity (“VIE”) of which the Company is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its strategic alliances for potential classification as variable interest entities by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses. The Company determined that it is the primary beneficiary of one variable interest entity and has included the accounts of this entity in the consolidated financial statements (see Note 12). All significant intercompany balances and transactions have been eliminated in consolidation.

During the fiscal year ended March 31, 2011, the Company made a correction resulting in the recognition of an asset totaling $1.2 million for unamortized mask costs incurred in prior periods as it was determined that these costs represented pre-production costs instead of research and development (“R&D”) expenses. The unamortized costs will be amortized as cost of sales over a period of approximately three years. As part of this correction, the Company recognized a reduction to R&D expenses of approximately $1.2 million. The net adjustments to make the correction to capitalize mask costs were not material to any periods affected.

On September 17, 2010, the Company completed the purchase of TPack A/S (“TPack”) for approximately $32 million in cash, exclusive of $0.5 million cash acquired, and potential additional contingent consideration of up to $5 million that will be payable upon the attainment of certain milestones. For a complete discussion, see note 13, “Acquisition of TPack A/S”.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Investments

The Company holds a variety of securities that have varied underlying investments. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. The Company assesses the existence of impairment of its investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The recent economic climate and volatile financial markets have created an environment in which it may be difficult to make accurate estimates and assumptions on which the Company bases its judgments. The factors considered in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if the Company does not intend to sell the debt security, the Company shall consider available evidence to assess whether it is more likely than not, it will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If the Company does not expect to recover the entire amortized cost basis of the security, the Company would not be able to assert that it will recover its amortized cost basis even if it does not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. The Company will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In the fiscal year ended March 31, 2011, the Company did not record any other-than-temporary impairment charges. For the fiscal year ended March 31, 2011, the Company did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

carrying value) with unrealized losses of $1.3 million as we believe that such unrealized losses are temporary. As of March 31, 2011, we also had $6.5 million in unrealized gains. For the fiscal years ended March 31, 2010 and 2009, the Company recorded other-than-temporary impairment charges of $4.1 million and $17.1 million, respectively, to current earnings.

Fair Value of Financial Instruments

Short term investments are recorded at fair value in the Company’s consolidated balance sheets and are categorized based upon the level of judgment associated with inputs used to measure their fair value. In April 2009, the FASB provided additional guidance in determining fair value when the volume and level of activity for the asset or liability have significantly decreased and on identifying transactions that are not orderly for making fair value measurements more consistent and provided guidance in determining whether a market is active or inactive, and whether a transaction is distressed. ASC Subtopic 820-10 defines a three-level valuation hierarchy for disclosure of fair value measurements. The Company currently classifies inputs to derive fair values for short term investments as Level 1 and 2. Instruments classified as Level 1 include highly liquid government and agency securities, money market funds and publicly traded equity securities in active markets. Instruments classified as Level 2 include corporate notes, asset-backed securities, commercial paper, preferred stock and closed-end bond funds.

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

The Company invests its excess cash in debt instruments of the U.S. Treasury, corporate bonds, mutual funds, mortgage-backed securities, asset-backed securities, preferred stocks, and closed-end bond funds primarily with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety, yield and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.

Inventories

The Company’s policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires it to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates used for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with revenue forecasts. If the Company’s demand forecast is greater than its actual demand the Company may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until the gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by SAB Topic 5-BB.

Property and Equipment

Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets ranging from 1 to 31.5 years using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the term of the related lease or its estimated useful life.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company considers events and changes in circumstances that could indicate carrying amounts of the long-lived assets, including property and equipment and intangible assets, may not be recoverable. When such events or changes in circumstances occur, the Company assesses recoverability of long-lived assets.

Goodwill, Purchased Intangible Assets and Other Long-Lived Assets

The Company conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that the fair value of the Company’s reporting units may be less than its carrying amount. The goodwill impairment test consists of two steps. The first step requires that the estimated fair value of the reporting units is compared to the carrying value of the reporting unit’s net assets, including goodwill. If the fair value of the reporting unit is greater than the carrying value of its net assets, goodwill is not considered to be impaired and no further testing is required. If the fair value of the reporting unit is less than the carrying value of its net assets, the Company would be required to complete the second step of the test by analyzing the fair value of its goodwill. If the carrying value of the goodwill exceeds its fair value, an impairment charge is recorded. The Company recently finalized its purchase price allocation for the TPack acquisition.

The determination of fair value requires significant judgment and estimates. The Company last recorded goodwill impairment charges in the year ended March 31, 2009 of $223.0 million to continuing operations and $41.2 million to discontinued operations.

The Company’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. The Company reviews its definite-lived long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. In addition, the Company assesses its long-lived assets for impairment if they are abandoned.

Revenue Recognition

The Company recognizes revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. In addition, the Company does not recognize revenue until the applicable customer’s acceptance criteria have been met. The criteria are usually met at the time of product shipment. The Company’s standard terms and conditions of sale do not allow for product returns and it generally does not allow product returns other than under warranty or stock rotation agreements. Revenue from shipments to distributors is recognized upon shipment. In addition, the Company records reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on our experience with stock rotations and the contractual terms of the competitive pricing and rebate programs. Royalty revenues are recognized when cash is received only when royalty amounts cannot be reasonably estimated. Royalty revenues are based upon sales of our customer’s products that include our software.

Shipping terms are generally FCA (Free Carrier) shipping point. If actual returns or pricing adjustments exceed our estimates, we would record additional reductions to revenue.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time the Company generates revenue from the sale of internally developed IP. The Company generally recognizes revenue from the sale of IP when all basic criteria outlined above are met which generally occurs upon cash receipt.

Research and Development

R&D costs are expensed as incurred. Substantially all R&D expenses are related to new product development and designing significant improvements to existing products.

Mask Costs

The Company incurs significant costs for the fabrication of masks used by its contract manufacturers to manufacture its products. If the Company determines, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, it considers the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. If the Company determines, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. The Company also periodically assesses capitalized mask costs for impairment. During the fiscal year ended March 31, 2011, total mask costs of $10.8 million were incurred, of which $6.1 million was expensed as R&D expense because technological feasibility had not been achieved and the remaining $4.7 million was capitalized.

During the fiscal year ended March 31, 2011, the Company made a correction resulting in the recognition of an asset totaling $1.2 million for unamortized mask costs incurred in prior periods as it was determined that these costs represented pre-production costs instead of R&D expenses. The unamortized costs will be amortized as cost of sales over a period of approximately three years. As part of this correction the Company recognized a reduction to R&D expenses of approximately $1.2 million. Amortization of these capitalized mask set costs that have been recognized as cost of sales during the fiscal year ended March 31, 2011 was approximately $0.5 million. The net adjustments to make the correction to capitalize mask costs were not material to any periods affected.

Advertising Costs

Advertising costs of $1.2 million was last expensed and incurred for the fiscal year ended March 31, 2009. Advertising costs were primarily related to our Storage Business which was sold to LSI on April 21, 2009.

Stock-Based Compensation

The Company accounts for stock based compensation activity using the modified prospective method. This method requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation, excluding RSUs, which we use the fair market value of our common stock. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price, volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes stock-based compensation expense related to stock options and restricted stock units for the three fiscal years ended March 31, 2011, which is as follows (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2011	2010	2009
Stock-based compensation expense by type of award
Stock options (including employee stock purchase program)	$5,600	$4,118	$4,520
Restricted stock units	11,062	9,601	4,648

Total stock-based compensation	16,662	13,719	9,168
Stock-based compensation expensed from (capitalized to) inventory	22	(37)	73

Total stock-based compensation expense	$16,684	$13,682	$9,241

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Fiscal Year Ended March 31,
	2011	2010	2009
Stock-based compensation expense by cost centers
Cost of revenues	$628	$624	$369
Research and development	9,001	6,268	3,845
Selling, general and administrative	7,033	6,827	4,954

Total stock-based compensation	16,662	13,719	9,168
Stock-based compensation expensed from (capitalized to) inventory	22	(37)	73

Total stock-based compensation expense	$16,684	$13,682	$9,241

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2011	2010	2009	2011	2010	2009
Expected life (years)	4.0	3.9	3.9	0.5	0.5	0.5
Risk-free interest rate	1.6%	1.8%	2.5%	0.2%	0.2%	1.3%
Volatility	0.51	0.59	0.49	0.50	0.51	0.57
Dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeiture rate	6.6%	5.9%	5.2%	—%	—%	—%
Weighted average fair value	$4.85	$3.50	$2.50	$3.09	$2.30	$1.84

Compensation Amortization Period. All stock-based compensation is amortized over the requisite service period of the awards, which is generally the same as the vesting period of the awards. The Company amortizes the fair value cost on a straight-line basis over the expected service periods.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Expected Forfeitures. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three fiscal years ended March 31, 2011 are based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeiture rates were based upon the average of expected forfeiture data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.

The weighted average fair value per share of the restricted stock units awarded in the fiscal years ended March 31, 2011, 2010 and 2009 was $10.69, $6.74 and $7.73, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Stock-based compensation expense will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2015 related to unvested share-based payment awards at March 31, 2011 is $26.7 million, which includes stock-based compensation for Veloce, the Company’s VIE. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.1 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as set forth in ASC Subtopic 740-10 (“ASC 740-10”). Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. During the fiscal year ended March 31, 2010, the Company recorded a tax charge of approximately $4.2 million to discontinued operations in connection with the sale of the Company’s 3ware storage adapter business and concurrently recorded the same amount as an income tax benefit to continuing operations. In applying the exception to the general principle of intra-period tax allocations under ASC 740-10, the Company considered income recognized both in discontinued operations and other comprehensive income. Accordingly, the allocation of the prior year tax provision included recognizing a $10.4 million tax

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

benefit arising from the loss from continuing operations. The offsetting tax expense was allocated on a pro rata basis to discontinued operations and other comprehensive income in the amounts of $4.2 million and $6.2 million, respectively, for the fiscal year ended March 31, 2010.

Comprehensive Income (Loss)

ASC Subtopic 220-10, (“ASC 220-10”) establishes rules for the reporting and display of comprehensive income (loss) and its components. ASC 220-10 requires the change in net unrealized gains or losses on short-term investments and foreign currency translation gains and losses to be included in comprehensive income (loss). Comprehensive income (loss) is included in the Company’s Consolidated Statements of Stockholders’ Equity.

Components of accumulated other comprehensive income (loss) consists of (in thousands):

	March 31,
	2011	2010
Unrealized (loss) gain on investments	$(4,400)	$9,845
Cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	—	(1,134)
Release upon disposition of investment with cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	858	140
Loss on foreign currency translation	(485)	(148)

	$(4,027)	$8,703

Segments of a Business Enterprise

The Company operates in one reportable operating segment. ASC Subtopic 280-10, (“ASC 280-10”), establishes standards for the way public business enterprises report information about operating segments in annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280-10 also establishes standards for related disclosures about products and services, geographic areas and major customers. Although the Company had two operating segments at March 31, 2011 — Process and Transport, under the aggregation criteria set forth in ASC 280-10, the Company operates in only one reportable operating segment.

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

Because the Company meets each of the criteria set forth in ASC 280-10 and the two operating segments as of March 31, 2011 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In April 2010, the FASB issued ASU 2010-28, When to Perform Step 2 of the Intangibles-Goodwill and Others, to provide guidance on when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts. This amendment to ASC 350 is effective for annual reporting periods beginning after December 15, 2010 for public companies. Transition requirements specify that companies must perform the Step 2 test on adoption for reporting units with a zero or negative carrying amount for which qualitative factors exist that indicate it is more likely than not that a goodwill impairment exists. Any resulting impairment charge would be recorded through a cumulative-effect adjustment to beginning retained earnings. This amendment is not expected to have a material impact for the Company.

2. Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from net loss and reported, net of tax, in comprehensive income (loss). The portion of such unrealized losses that are deemed to be other-than-temporary in nature are charged to the statements of operations. The basis for computing realized gains or losses is by specific identification. In addition, the Company had approximately $0.9 million in restricted cash related to its voluntary disability insurance program as of March 31, 2011 and 2010.

The following is a summary of available-for-sale securities (in thousands):

	March 31, 2011				March 31, 2010
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$8,766	$—	$—	$8,766	$9,126	$—	$—	$9,126
Cash equivalents	75,636	—	—	75,636	113,400	—	—	113,400
U.S. Treasury securities and agency bonds	9,685	4	58	9,631	4,024	1	3	4,022
Corporate bonds	6,428	32	48	6,412	11,086	92	23	11,155
Mortgage-backed and asset-backed securities*	9,281	271	45	9,507	13,076	285	114	13,247
Mutual funds	17,611	—	—	17,611	—	—	—	—
Closed-end bond funds	29,255	5,561	1,186	33,630	36,545	7,858	105	44,298
Preferred stock	6,209	649	—	6,858	10,664	731	—	11,395

	$162,871	$6,517	$1,337	$168,051	$197,921	$8,967	$245	$206,643

Reported as:
Cash and cash equivalents				$84,402				$122,526
Short-term investments available-for-sale				83,649				84,117

				$168,051				$206,643

*	At March 31, 2011 and 2010, approximately $6.5 million and $9.6 million of the estimated fair value presented were mortgage-backed securities, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2011				March 31, 2010
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$8,766	$—	$—	$8,766	$9,126	$—	$—	$9,126
Cash equivalents	75,636	—	—	75,636	113,400	—	—	113,400
U.S. Treasury securities and agency bonds	9,631	—	—	9,631	4,022	—	—	4,022
Corporate bonds	—	6,412	—	6,412	—	11,155	—	11,155
Mortgage-backed and asset-backed securities	—	9,507	—	9,507	—	13,247	—	13,247
Mutual funds	17,611	—	—	17,611	—	—	—	—
Closed-end bond funds	33,630	—	—	33,630	44,298	—	—	44,298
Preferred stock	—	6,858	—	6,858	—	11,395	—	11,395

	$145,274	$22,777	$—	$168,051	$170,846	$35,797	$—	$206,643

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal year ended March 31, 2011.

The Company periodically reviews its strategic investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the fiscal year ended March 31, 2010, the Company recognized an impairment charge for one of its non-marketable strategic investments of $2.0 million in other income (expense), net. The fair value was estimated on a non-recurring basis based on Level 3 inputs. The Level 3 inputs used to estimate the fair value of this investment was based on the current cash position and recent operational performance of the investee. During the fiscal year ended March 31, 2011 and 2010, the Company invested $0.3 million and $1.0 million in non-marketable equity investments and this amount was carried at cost at year end, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2011, the cost and estimated fair values of available-for-sale securities with stated maturities are U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities by contractual maturity are as follows (in thousands):

	Cost	Fair Value
Less than 1 year	$—	$—
Mature in 1 – 2 years	2,075	2,065
Mature in 3 – 5 years	13,991	13,902
Mature after 5 years	9,328	9,583

	$25,394	$25,550

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$6,227	$58	$—	$—	$6,227	$58
Corporate bonds	3,672	48	—	—	3,672	48
Mortgage-backed and asset-backed securities	2,105	45	—	—	2,105	45
Closed-end bond funds	7,951	1,186	—	—	7,951	1,186

	$19,955	$1,337	$—	$—	$19,955	$1,337

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2010	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$4,012	$3	$—	$—	$4,012	$3
Corporate bonds	1,850	23	—	—	1,850	23
Mortgage-backed and asset-backed securities	1,931	114	—	—	1,931	114
Closed-end bond funds	7,821	105	—	—	7,821	105

	$15,614	$245	$—	$—	$15,614	$245

Other-Than-Temporary Impairment

Based on an evaluation of securities that have been in a loss position, the Company did not recognize an other-than-temporary impairment charge, for the fiscal year ended March 31, 2011. The Company considered various factors which included its intent and ability to hold the underlying securities until its estimated recovery of amortized cost. The other-than-temporary impairment charge for the fiscal years ended March 31, 2011, 2010 and 2009 was zero, approximately $4.1 million and $17.1 million, respectively. As of March 31, 2011 and 2010, the Company also had $6.5 million and $9.0 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Certain Financial Statement Information

Accounts receivable:

	March 31,
	2011	2010
	(In thousands)
Accounts receivable	$21,321	$23,607
Less: allowance for bad debts	(1,324)	(715)

	$19,997	$22,892

Inventories:

	March 31,
	2011	2010
	(In thousands)
Finished goods	$21,255	$12,888
Work in process	4,334	1,668
Raw materials	972	831

	$26,561	$15,387

Other current assets:

	March 31,
	2011	2010
	(In thousands)
Prepaid expenses+	$12,972	$7,882
Executive deferred compensation assets	2,003	3,213
Deposits	749	812
Strategic investment*	—	5,369
Other	1,060	822

	$16,784	$18,098

+	The increase is primarily due to a payment pursuant to a multi-year IP licensing agreement.
*	The Company had a strategic investment in an investee that was acquired in April 2010 and this investment was liquidated.

Property and equipment:

	Useful Life	March 31,
		2011	2010
	(In years)	(In thousands)
Machinery and equipment*	5-7	$29,837	$29,252
Leasehold improvements	1-15	12,783	9,931
Computers, office furniture and equipment	3-7	37,664	43,789
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		92,840	95,528
Less: accumulated depreciation and amortization		(60,817)	(69,649)

		$32,023	$25,879

*	Includes capitalized mask set costs

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and purchased intangible assets:

Goodwill is as follows (in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Beginning balance, gross	$4,441,026	$4,441,026	$4,441,026
Accumulated amortization and impairments	(4,441,026)	(4,441,026)	(4,176,896)
Beginning balance, net	—	—	264,130
Impairment charges to continuing operations	—	—	(222,972)
Impairment charges to discontinued operations	—	—	(41,158)
Goodwill related to TPack acquisition (see note 13)	13,183	—	—

Ending balance	$13,183	$—	$—

Purchase-related intangibles were as follows (in thousands):

	March 31, 2011				March 31, 2010
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
Developed technology/in-process research and development	$441,300	$(425,502)	$15,798	5.2	$425,000	$(413,625)	$11,375	1.1
Customer relationships	12,830	(6,581)	6,249	3.5	6,330	(5,226)	1,104	4.4
Patents/core technology rights/tradename	63,206	(61,865)	1,341	1.5	62,305	(57,934)	4,371	1.2

	$517,336	$(493,948)	$23,388		$493,635	$(476,785)	$16,850

The change in gross carrying amount of the purchased intangible assets of approximately $23.7 million, was due to the acquisition of TPack (see Note 13).

The estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses as of March 31, 2011, is as follows (in thousands):

	Cost of Sales*	Operating Expenses	Total
Fiscal Years Ending March 31, 2012	$3,434	$3,202	$6,636
2013	2,558	1,926	4,484
2014	2,558	1,189	3,747
2015	2,558	904	3,462
2016	2,558	369	2,927
2017 and thereafter	1,182	—	1,182

Total	$14,848	$7,590	$22,438

*	The amounts do not include approximately $1.0 million in in-process research and development.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets:

	March 31,
	2011	2010
	(In thousands)
Non-current portion of prepaid expenses	$7,340	$9,295
Strategic investments	1,330	1,000

	$8,670	$10,295

Strategic Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s condensed consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred

Other accrued liabilities:

	March 31,
	2011	2010
	(In thousands)
Employee related liabilities	$2,306	$2,052
Executive deferred compensation	2,003	3,213
Income taxes	1,157	426
Professional fees	735	1,114
Contingent consideration	3,150	—
Restructuring liabilities	—	583
Other	3,397	2,218

	$12,748	$9,606

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes warranty reserve activity (in thousands):

	Year Ended March 31,
	2011	2010
Beginning balance	$169	$1,285
Charged to (reductions in) costs of revenues*	222	(766)
Charges incurred	(215)	(350)

Ending balance	$176	$169

*	The amounts in the year ended March 31, 2010 include a $0.8 million reduction in warranty reserve related to the sale of our 3ware storage adapter business which was settled for $0.5 million.

Interest income (expense), net and other-than-temporary impairment:

	Fiscal Years Ended March 31,
	2011	2010	2009
	(In thousands)
Interest income	$6,163	$6,207	$9,753
Net realized gain (loss) on short-term investments	3,727	1,380	(682)
Impairments of short-term investments and marketable securities	—	(4,147)	(17,144)

	$9,890	$3,440	$(8,073)

Other income, net:

	Fiscal Years Ended March 31,
	2011	2010	2009
	(In thousands)
Impairment of strategic investment	$—	$(2,000)	$—
Net gain (loss) on disposals of property	323	(103)	(51)
Other, net	474	552	543

	$797	$(1,551)	$492

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net loss per share:

Shares used in basic net loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of restricted stock units (“RSUs”) and outstanding warrants. However, potentially issuable common shares are not used in computing diluted net loss per share as their effect would be anti-dilutive due to the loss recorded during the periods presented. The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Fiscal Years Ended March 31,
	2011	2010	2009
Net income (loss):
From continuing operations	$(1,006)	$(13,597)	$(261,098)
From discontinued operations, net of taxes	—	6,112	(48,235)

Net loss	$(1,006)	$(7,485)	$(309,333)

Shares used in net income (loss) per share computation:
Weighted average common shares outstanding	65,160	66,006	65,271
Net effect of dilutive common share equivalents	—	—	—

Shares used in basic and diluted net loss per share computation	65,160	66,006	65,271

Basic and diluted net income (loss) per share:
From continuing operations	$(0.02)	$(0.21)	$(4.00)
From discontinued operations, net of taxes	—	0.10	(0.74)

Net loss per share	$(0.02)	$(0.11)	$(4.74)

The effect of dilutive securities (comprised of options and restricted stock units) totaling 5.7 million, 8.5 million and 9.8 million equivalent shares for the fiscal years ended March 31, 2011, 2010 and 2009, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the periods presented.

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

Common Stock

At March 31, 2011 the Company had 375.0 million shares authorized for issuance and approximately 63.7 million shares issued and outstanding. At March 31, 2010, there were approximately 65.4 million shares issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the fiscal year ended March 31, 2011, 3.7 million shares were repurchased on the open market at a weighted average price of $10.70 per share. During the fiscal year ended March 31, 2010, 1.1 million shares were repurchased on the open market at a weighted average price of $7.54 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 13.7 million shares at a weighted average price of $11.13 per share. All repurchased shares were retired upon delivery to the Company. In November 2010, the Company entered into a Rule 10b5-1 plan to repurchase up to 1.0 million shares of its common stock at various price parameters. The plan expired in February 2011 when the Company completed its repurchases of the 1.0 million shares at a weighted average price of $10.05. In February 2011, the Company entered into another Rule 10b5-1 plan to repurchase up to 3.0 million shares of its common stock at various price parameters. This plan will expire on July 31, 2011. As of March 31, 2011, the Company repurchased approximately 0.7 million shares at a weighted average price of $10.01 per share under this Rule 10b5-1 plan.

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

During the fiscal year ended March 31, 2011, the Company entered into structured stock repurchase agreements totaling $10.0 million. For those agreements that had been settled during the fiscal year ended March 31, 2011, the Company received $15.5 million in cash and 0.5 million in shares of its common stock at an effective purchase price of $10.01 per share from the settled structured stock repurchase agreements. During the fiscal year ended March 31, 2010, the Company entered into structured repurchase agreements totaling $41.8 million. For those agreements that settled during the fiscal year ended March 31, 2010, the Company received $27.8 million in cash and 0.7 million in shares of its common stock at an effective purchase price of $7.25 per share from the settled structured stock repurchase agreements. At March 31, 2011, the Company had no outstanding structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $267.5 million. Upon settlement of these agreements, as of March 31, 2011, the Company received $179.8 million in cash and 9.0 million shares of its common stock at an effective purchase price of $9.79 per share.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a plan-to-date summary of the Company’s repurchase program activity as of March 31, 2011 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	152,106	13,671	11.13
Structured stock repurchase agreements*	100,517	8,962	11.22

Total repurchases	$252,623	22,633	$11.16

Available for repurchase	$47,377

*	The amounts above do not include gains recorded to additional paid-in-capital of $12.8 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $9.79 per share and for total repurchases would have been $10.60 per share.

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

In May 2009, Dr. Gopi, our CEO, was awarded 300,000 stock options for “Extraordinary Accomplishment.” The Black-Scholes value of these stock options is $1.1 million. These options will vest only if Company performance milestones are satisfied; otherwise they will expire unvested. The first milestone for 75,000 shares will vest only if we achieve an annual revenue target of $270 million or more for any fiscal year from fiscal 2010 through fiscal 2013. The next milestone for another 75,000 shares will vest only if we achieve an annual revenue target of $310 million or more for any fiscal year from fiscal 2010 through fiscal 2013 or an annual revenue target of $350 million or more for fiscal 2014. The last milestone for 150,000 shares will vest only if we achieve an annual operating margin of 13.5% of annual revenue or higher in fiscal 2013 or 15% or higher for any fiscal year from fiscal 2010 through fiscal 2012. The Company evaluates the probability of achieving the milestones and adjusts any stock option expense accordingly.

At March 31, 2011, 2010, and 2009 there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Fiscal Years Ended March 31,
	2011		2010		2009
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	6,310	$11.76	7,923	$13.60	9,214	$17.57
Granted and assumed	599	11.89	1,141	7.55	2,410	6.21
Exercised	(549)	7.32	(407)	4.92	(53)	2.02
Forfeited	(970)	13.60	(2,347)	17.09	(3,648)	18.90

Outstanding at the end of the year	5,390	$11.90	6,310	$11.76	7,923	$13.60

Vested and expected to vest at the end of the year	5,288	$11.96	6,156	$11.88	7,594	$13.85

Vested at the end of the year	3,810	$13.35	4,125	$14.21	5,042	$17.04

While the Company’s stock options outstanding at the end of the year have decreased since the fiscal year ended March 31, 2009, there has been a corresponding increase in the Company’s restricted stock unit activity. See “Restricted Stock Units.”

The following is a further breakdown of the options outstanding at March 31, 2011 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.52 - $ 7.12	1,114	4.76	$6.17	401	$5.77
7.13 - 8.56	1,130	5.49	7.85	731	7.84
8.57 - 12.84	1,700	3.61	12.25	1,232	12.37
12.85 - 22.60	1,087	2.61	14.50	1,087	14.50
22.61 - 152.25	359	1.60	32.91	359	32.91

$ 0.52 - $152.25	5,390	3.90	$11.90	3,810	$13.35

As of March 31, 2011, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $3.7 million and options outstanding was $7.6 million. The aggregate pre-tax intrinsic value of options exercised during the fiscal year ended March 31, 2011 was $2.1 million.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) pursuant to its 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, RSUs vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, RSUs will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year of employment, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, the Company issued three-year RSU grants, or “EBITDA Grants.” Vesting for the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. For the fiscal year ended March 31, 2011, approximately 36% of the three-year performance pool is expected to vest because the Company’s performance exceeded its “stretch” EBITDA target. Approximately 34% vested for the fiscal year ended March 31, 2010. For the fiscal year ending March 31, 2012, up to 30% of the remaining three-year performance pool can vest, after adjusting for individual performance factors. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense.

A summary of the Company’s restricted stock unit activity and related information in the three fiscal years ended March 31, 2011 is as follows (shares in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Outstanding at the beginning of the year	3,687	1,467	1,200
Awarded during the year	1,584	3,716	1,271
Vested during the year	(1,557)	(624)	(559)
Cancelled during the year	(640)	(872)	(445)

Outstanding at the end of the year	3,074	3,687	1,467

The weighted average remaining contractual term for the restricted stock units outstanding as of March 31, 2011 was 1.9 years.

As of March 31, 2011, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $31.9 million and the aggregate pre-tax intrinsic value of restricted stock units released during the fiscal year ended March 31, 2011 was $16.6 million.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the fiscal years ended March 31, 2011 and 2010, 0.4 million shares were issued each year under this plan. At March 31, 2011, 5.3 million shares had been issued under this plan and 1.0 million shares were available for future issuance.

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

The warrant expires on July 15, 2014 and has an exercise price of $0.01 per share. The warrant was 28% vested as of March 31, 2011. The remaining shares will vest quarterly through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instead of common stock. Veloce will sell the committed shares and distribute the proceeds to its employees. Therefore, the Company has recognized stock-based compensation expense which is included in R&D expense and recorded a corresponding liability for the amount to be distributed as of March 31, 2011. No stock-based compensation expense has been recognized for the portion of the warrants that have been retained by Veloce.

Common Shares Reserved for Future Issuance

At March 31, 2011, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Options granted and outstanding	5,390
Restricted Stock Units	3,074
Options and RSUs authorized for future grants	6,164
Employee Stock Purchase Plan	1,012
Warrants outstanding	474

16,114

5. Income Taxes

Loss from continuing operations before income tax consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Loss from continuing operations before income tax:
Domestic income (loss)	$536	$(26,229)	$(265,348)
Foreign income (loss)	(1,143)	2,022	304

	$(607)	$(24,207)	$(265,044)

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
Current:
Federal	$(17)	$(10,078)	$(375)
Foreign	285	213	311
State	131	(745)	75

Total Current	399	(10,610)	11
Deferred:
Federal	—	—	(3,370)
State	—	—	(587)

Total Deferred	—	—	(3,957)

	$399	$(10,610)	$(3,946)

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to loss before income taxes as follows for continuing operations (in thousands):

	Fiscal Years Ended March 31,
	2011		2010		2009
	$	%	$	%	$	%
Tax at federal statutory rate	$(212)	35%	$(8,473)	35%	$(92,767)	35%
Tax benefit from loss from continuing operations	—	—	(10,386)	43	—	—
Goodwill	—	—	—	—	57,807	(22)
Other Permanent Differences	1,903	(314)	1,144	(5)	—	—
State taxes, net of federal benefit	(30)	5	(903)	4	(9,899)	4
Federal tax credits	(3,010)	496	(1,746)	7	(337)	—
State tax credits	(409)	67	(295)	1	(1,110)	—
Valuation allowance	1,441	(237)	9,706	(40)	39,532	(15)
Change in contingency reserve	94	(15)	(36)	—	123	—
Other	622	(102)	379	(2)	2,705	(1)

	$399	(66)%	$(10,610)	43%	$(3,946)	1%

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	March 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$278,615	$273,649
Research and development credit carryforwards	74,061	69,546
Inventory write-downs and other reserves	8,459	14,234
Capitalization of research and development costs	9,071	12,059
Goodwill	9,154	9,760
Intangible assets	53,153	53,026
Investment impairment	8,748	8,716
Stock-based compensation	27,071	27,088
Other	589	3,165

Total deferred tax assets	468,921	471,243
Deferred tax liabilities:
Depreciation and amortization	(7,155)	(2,533)
Intangible assets	(494)	(824)

Net deferred tax asset	461,272	467,886
Valuation allowance	(461,272)	(467,886)

	$—	$—

Deferred tax liability — goodwill amortization	—	—

	$—	$—

At March 31, 2011, the Company has federal and state R&D tax credit carryforwards of approximately $89.7 million and $49.8 million, respectively, which begin to expire in the fiscal year ending March 31, 2013 unless previously utilized. The Company also has federal and state net operating loss carryforwards of

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approximately $1,013.6 million and $591.7 million, respectively, which will begin to expire in fiscal year 2018 and fiscal year 2013, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has completed a Section 382 analysis regarding the limitation of net operating loss and R&D tax credit carryforwards. There were no ownership changes identified.

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

The Company has established a valuation allowance against its net deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers cumulative losses, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a full valuation allowance should be recorded in 2011, 2010 and 2009.

The Company adopted the provisions of ASC 740-10 as it relates to accounting for uncertainty in income taxes, on April 1, 2007. The adoption of ASC 740-10 was not material to the financial statements due to a full valuation allowance against deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $37.4 million, including interest and penalties.

The following is a tabular reconciliation of the Unrecognized Tax Benefits activity during the fiscal year ended March 31, 2011 (in thousands):

Opening Balance	$38,719
Gross increases — tax positions in prior period	650
Gross increases — current-period tax positions	1,245

Ending Balance	$40,614

If recognized, approximately $0.5 million of the $40.6 million of unrecognized tax benefits would affect the Company’s effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. As of March 31, 2011, the Company has recognized $0.1 million of accrued interest and penalties related to uncertain tax positions.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Restructuring Charges

The Company recognizes restructuring costs associated with exit or disposal activities. Cost relating to facilities closure or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the cost are deemed both probably and estimable. Over the last several years, the Company has undertaken significant restructuring activities under several plans in an effort to reduce operating costs. A combined summary of the activity of the restructuring programs initiated by the Company is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Liability, March 31, 2009	$1,568	$1,074	$1,500	$4,142

Charged to continuing operations	666	—	359	1,025
Cash payments	(1,687)	(759)	(1,500)	(3,946)
Non-cash charges	—	—	(359)	(359)
Reductions to estimated liability	(154)	(125)	—	(279)

Liability, March 31, 2010	$393	$190	$—	$583

Charged to continuing operations	486	112	—	598
Cash payments	(831)	(284)	—	(1,115)
Reductions to estimated liability	(48)	(18)	—	(66)

Liability, March 31, 2011	$—	$—	$—	$—

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table provides detailed activity related to the restructuring programs as of March 31, 2011 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Property and Equipment Impairments and Contract Cancellations	Total
Prior Fiscal Years’ Completed Restructuring Programs:
Liability, March 31, 2009	$94	$282	$—	$376

Cash payments	—	(282)	—	(282)
Reductions to estimated liability	(94)	—	—	(94)

Liability, March 31, 2010	$—	$—	$—	$—

February 2009 Restructuring Program
Liability, March 31, 2009	$1,474	$792	$1,500	$3,766

Cash payments	(1,414)	(477)	(1,500)	(3,391)
Reductions to estimated liability	(60)	(125)	—	(185)

Liability, March 31, 2010	$—	$190	$—	$190

Charged to continuing operations	—	90	—	90
Cash payments	—	(262)	—	(262)
Reductions to estimated liability	—	(18)	—	(18)

Liability, March 31, 2011	$—	$—	$—	$—

January 2010 Restructuring Program
Charged to continuing operations	$666	$—	$359	$1,025
Cash payments	(273)	—	—	(273)
Non-cash charges	—	—	(359)	(359)

Liability, March 31, 2010	$393	$—	$—	$393

Charged to continuing operations	486	22	—	508
Cash payments	(831)	(22)	—	(853)
Reductions to estimated liability	(48)	—	—	(48)

Liability, March 31, 2011	$—	$—	$—	$—

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

January 2010 Restructuring Program

The January 2010 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved some of its functions offshore, which will allow it to be much closer to its third party subcontract manufacturers, thus reducing costs by taking advantage of its global cost structure and improving efficiencies by eliminating the delays inherent in working in different time zones. The January 2010 restructuring plan includes eliminating or relocating 63 positions. As a result of the January 2010 restructuring program, the Company recorded a charge of $1.0 million, consisting of $0.6 million for employee severances and $0.4 million for an asset impairment in fiscal 2010. During the fiscal year ended March 31, 2011, the Company recorded an additional charge of $0.5 million for employee severances.

7. Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through the fiscal year ending March 31, 2014. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also leases certain engineering design software tools under non-cancelable operating leases.

The following table summarizes the Company’s contractual operating leases as of March 31, 2011 (in thousands):

Operating Leases
Fiscal Years Ending March 31, 2012	$14,643
2013	2,271
2014	95
2015 and thereafter	—

Total minimum payments	$17,009

The Company did not have any off balance sheet arrangements at March 31, 2011.

Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 2011, 2010, and 2009 was $2.9 million, $3.0 million, and $3.1 million, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

8. Employee Retirement Plan

Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board. Employer contributions vest to participants at a rate of 33% per year of service for the first three years of service and 100% thereafter for each year of service. The total contributions to the plan charged to operations totaled zero, zero, and $0.7 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

9. Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that was equal to or greater than 10% of total net revenues in any of the three fiscal years ended March 31, 2011 were as follows:

	2011	2010	2009
Avnet (distributor)	29%	30%	25%
Hon Hai (sub-contract manufacturer)	14%	13%	*

*	Less than 10% of total net revenues for period indicated.

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2011	2010	2009
United States of America	$81,113	$68,817	$63,619
Taiwan	45,489	33,118	27,401
Hong Kong	24,747	16,171	12,365
China	9,030	15,427	26,652
Europe	45,714	35,372	34,102
Other Asia	38,765	28,143	32,359
Other	2,852	8,550	17,718

	$247,710	$205,598	$214,216

As of March 31, 2011 and 2010, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were not material.

10. Contingencies

Legal Proceedings

The Company acquired JNI Corporation (“JNI”) in October 2003. In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleged that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with JNI’s public offerings. This lawsuit was among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” Pursuant to In re Initial Public Offering

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Securities Litigation, No. 21 MC 92 (SAS), in mid-2009 a settlement was reached in all of the cases. In October 2009, the Court issued an order granting final approval of the settlement and dismissing the case. The settlement did not have a material impact on the Company. The Court subsequently issued a final judgment. Several appeals of the settlement and judgment were filed between October 29 and November 4, 2009. Should the settlement be overturned on appeal and the final judgment vacated, the Company’s liability, if any, could not be reasonably estimated at this time.

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California approved a consent decree between the EPA and the OPOG to study contamination and evaluate cleanup options at the Omega Site. In January 2009, the District Court ordered that two amendments be entered and made part of the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site and the second adding settling parties to the consent decree. In November 2007, Angeles Chemical Company filed Angeles Chemical Company, Inc. et al. v. Omega Chemical PRP Group, LLC, et al., in the U.S. District Court for the Central District of California against OPOG for cost recovery and indemnification for future response costs resulting from an alleged regional groundwater contamination plume originating at the Omega Site. In March 2008, the Court granted OPOG’s motion to stay the action pending EPA’s determination of how to investigate and remediate the regional groundwater. In 2010, certain PRPs challenged the criteria previously used to allocate liability among the PRPs and, in early 2011 the OPOG established an allocation committee that has proposed a re-allocation process which, if approved, could increase the Company’s overall share of liability within the PRP group. In February 2011, a new toxic tort litigation was commenced against Omega in Los Angeles Superior Court by a group of nine employees of the Tri-Cities Regional Occupational Program located near the Omega Site. The plaintiffs claim, among other things, negligence, unlawful discharge of pollutants and public nuisance, and seek monetary damages for a variety of alleged injuries. Given that the litigation is in its early phases, there is no estimate of potential liability. Liability, if any, stemming from this litigation could flow through to the PRPs. Although the Company considers a loss relating to the Omega Site probable, its share of any obligation for the remediation of the Omega Site is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

Tpack, the Company’s wholly-owned subsidiary acquired in September 2010, is involved in a contractual dispute with Xtera Communications Inc. and its subsidiary Meriton Networks, Canada Inc. (collectively, “Xtera”). In August 2009, Xtera filed an action against Tpack in the United States District Court for the Eastern Division of Texas. In October 2010, the action was dismissed for lack of jurisdiction. A related lawsuit, for contract damages brought by Tpack against Xtera in September 2009 in the Ontario Superior Court of Justice in Canada, resumed activity in March 2011 and is currently pending. Further actions for contract damages may be initiated by Tpack or Xtera with respect to the subject matter of the foregoing cases. The Company does not currently anticipate that the Tpack/Xtera legal proceedings will have a material adverse effect on Tpack, the Company or their respective operations.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On or about November 10, 2010, a complaint was filed in the United States Bankruptcy Court for the District of Delaware by Nortel Networks, Inc., (“Nortel”) against AMCC Sales Corporation (“AMCC Sales”), one of our wholly owned subsidiaries. The Complaint alleges that in the 90 days prior to Nortel’s bankruptcy filing, which occurred on January 14, 2009, AMCC Sales received approximately $548,000 of payments that were preferential and that the transfer of such funds is subject to avoidance and recovery by Nortel pursuant to Sections 547, 550, 551 and/or 502(d) of Title 11 of the United States Code. AMCC Sales denied any liability in the action and, on or about March 17, 2011, Nortel dismissed the complaint in its entirety with prejudice.

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

12. Veloce

On November 8, 2010, the Company and Veloce amended certain agreements, initially entered into on May 17, 2009, pursuant to which Veloce has agreed to perform product development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock, which will vest in quarterly increments through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, the Company has recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in the Company’s consolidated financial statements. The warrant was 28% vested as of March 31, 2011. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, the Company has recognized stock-based compensation expense included in R&D expense and recorded a corresponding liability for the portion that was not yet distributed as at March 31, 2011 in the Company’s consolidated financial statements. In addition, Veloce has also granted stock options pursuant to its own stock incentive plan. Stock-based compensation expense recognized in connection with this plan was not material and is included in R&D expense.

The Company has determined that Veloce, a California corporation, is a VIE by evaluating the sufficiency of the entity’s equity investment at risk to absorb losses and the Company’s share of respective expected losses and determined that the Company is the primary beneficiary of the VIE. The Company has included the accounts of Veloce in the consolidated financial statements and all significant intercompany balances and transactions have been eliminated in consolidation. The Company does not hold any direct equity interest in Veloce.

Under the amended merger agreement between the Company and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, the Company agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. The Company

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

also has the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to additional adjustments. The final price would be based upon the achievement and timing of multiple development and performance milestones. At this time the eventual outcome is not determinable and as such the Company is unable to provide a narrower range for the estimated merger consideration. The Company will update the range in the future when additional relevant information is available. The form of consideration used for the merger, cash or the Company’s stock, would be determined by the Company at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions set forth in the agreement. The amended agreements permit the Company to appoint two individuals to serve on Veloce’s Board of Directors and Board committees. The Company’s chief executive officer and another member of the Company’s Board of Directors have been appointed to Veloce’s Board of Directors. As of March 31, 2011, the performance milestones and delivery schedules set forth under the merger and other agreements are not considered probable of being achieved as of March 31, 2011.

In addition, the Company has provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters beginning on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to the Company. If the Company commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by the Company. The $1.5 million promissory note is eliminated in consolidation. In April 2011, the Company agreed to loan $5.0 million to Veloce. This loan will bear interest at a rate of 5% and the accrued interest and principal amount will be repaid when the Company makes a decision to either spin in or to sever its relationship with Veloce. Re-payment can be in cash or as an adjustment against the eventual merger consideration should a merger occur. Pursuant to the product development agreement, as amended, the Company will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement and the Company will recognize the payments as R&D expenses when such operating costs have been incurred by Veloce. During the fiscal years ended March 31, 2011 and 2010, the Company recognized $11.2 million and $6.2 million as R&D expense, respectively. The Company also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

13. Acquisition of TPack A/S

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

The total consideration paid at the closing of the transaction (the “Closing”) was approximately $32 million, exclusive of $0.5 million cash acquired. Following certain working capital adjustments, deductions for transaction expenses, including without limitation, those related to certain change in control bonuses owed by the former shareholders of TPack to TPack’s employees, and indemnity escrow holdbacks of approximately $5 million, a balance of approximately $22.6 million was paid at the Closing to the former shareholders of TPack. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack during the 18 month period following the Closing. The Company recorded the initial fair value of the contingent consideration liability which was calculated based on a weighted probability assessment. The liability will continue to be measured at fair value at the end of each reporting period. In addition, we recorded acquisition related transaction costs of $0.9 million, which were included in SG&A expenses.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Estimated Useful Life (In years)	Purchase price
Purchased intangible assets
Developed Technology	6	$15,350
Existing customer contracts	5	4,000
Partner relationship	2	2,500
Trademarks and tradenames	3	650
Covenants not-to-compete	3	250
In-process R&D	—	950
Goodwill (non tax deductible)		13,183
Contingent consideration (payable)		(3,150)
Net liabilities		$(1,699)

Cash consideration		32,034
Contingent consideration		3,150

The total consideration issued in the acquisition		$35,184

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

The financial information in the table below summarizes the combined results of operations of the Company and TPack, on a proforma basis, as though the companies have been combined as of the beginning of the fiscal years of the periods presented. The proforma financial information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved if the acquisition had taken place on April 1, 2009 or of results that may occur in the future. For the fiscal year ended March 31, 2009, it was not practical to obtain TPack financial information in US GAAP for proforma financial information.

	Fiscal Year Ended March 31,
	2011	2010
Net revenues	$250,607	$210,214
Net loss	(1,905)	(9,968)

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Year Ended March 31, 2011				Fiscal Year Ended March 31, 2010
	Q1	Q2(1)	Q3	Q4(2)	Q1(3)	Q2(4)	Q3	Q4(5)
	(In thousands, except per share data)
Net revenues	$60,810	$65,953	$62,364	$58,583	$45,052	$49,232	$53,704	$57,610
Cost of revenues	22,485	23,435	23,886	25,476	22,175	23,796	24,173	22,787

Gross profit	38,325	42,518	38,478	33,107	22,877	25,436	29,531	34,823
Total operating expenses	38,775	41,669	42,934	40,344	30,784	33,699	36,058	38,222

Operating income (loss)	(450)	849	(4,456)	(7,237)	(7,907)	(8,263)	(6,527)	(3,399)
Interest and other income (expense)	2,081	3,102	2,325	3,179	1,589	(3,425)	1,619	2,106

Income (loss) from continuing operations before income taxes	1,631	3,951	(2,131)	(4,058)	(6,318)	(11,688)	(4,908)	(1,293)
Income tax expense (benefit)	240	376	(170)	(47)	(3,519)	(3,617)	(2,248)	(1,226)

Income (loss) from continuing operations	1,391	3,575	(1,961)	(4,011)	(2,799)	(8,071)	(2,660)	(67)
Income (loss) from discontinued operations	—	—	—	—	5,697	1,347	(934)	2

Net income (loss)	$1,391	$3,575	$(1,961)	$(4,011)	$2,898	$(6,724)	$(3,594)	$(65)

Basic income (loss) per share:
Loss per share from continuing operations(6)	$0.02	$0.05	$(0.03)	$(0.06)	$(0.04)	$(0.12)	$(0.04)	$(0.00)
Income (loss) per share from discontinued operations(6)	0.00	0.00	(0.00)	(0.00)	0.08	0.02	(0.01)	(0.00)

Net income (loss) per share	$0.02	$0.05	$(0.03)	$(0.06)	$0.04	$(0.10)	$(0.05)	$(0.00)

Shares used in calculating basic net income (loss) per share	66,005	65,752	64,647	64,236	66,070	66,469	66,139	65,345

Diluted income (loss) per share:
Loss per share from continuing operations(6)	$0.02	$0.05	$(0.03)	$(0.06)	$(0.04)	$(0.12)	$(0.04)	$(0.00)
Income (loss) per share from discontinued operations(6)	0.00	0.00	(0.00)	(0.00)	0.08	0.02	(0.01)	(0.00)

Net income (loss) per share	$0.02	$0.05	$(0.03)	$(0.06)	$0.04	$(0.10)	$(0.05)	$(0.00)

Shares used in calculating diluted net income (loss) per share	68,735	68,021	64,647	64,236	66,733	66,469	66,139	65,345

(1)	The consolidated operating results for the second quarter of fiscal 2011 included $0.9 million in TPack acquisition related transaction costs.
(2)	The consolidated operating results in the fourth quarter of fiscal 2011 included reversal of $1.5 million in bonus expense and $0.9 million in EBITA performance stock-based compensation expense.
(3)	The consolidated operating results for the first quarter of fiscal 2010 included a $0.2 million impairment of marketable securities. Discontinued operations for the first quarter of fiscal 2010 included a gain of $10.7 million on the sale of the 3ware storage adapter business to LSI Corporation.
(4)	The consolidated operating results for the second quarter of fiscal 2010 included a $3.1 million impairment of marketable securities and a $2.0 million impairment of a strategic equity investment. Discontinued operations for the second quarter of fiscal 2010 included an additional gain of $0.7 million on the settlement to end the warranty support portion of the 3ware storage adapter business Purchase Agreement with LSI Corporation.
(5)	The consolidated operating results for the fourth quarter of fiscal 2010 included a $1.0 million restructuring charge.
(6)	The difference between the sum of the quarters and the fiscal year ended March 31, 2010 is due to rounding.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	From Acquisition	Deductions	Balance at End of Period
	(In thousands)
Year ended March 31, 2011:
Allowance for doubtful accounts	$715	$125	$484	$—	$1,324

Year ended March 31, 2010:
Allowance for doubtful accounts	$1,151	$(404)	$—	$32	$715

Year ended March 31, 2009:
Allowance for doubtful accounts	$1,313	$(68)	$—	$94	$1,151

Exhibit Index

2.1(12)+	Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated May 17, 2009.

2.2(21)+	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers’ Representative named therein, dated as of August 17, 2010.

2.3(21)+	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

2.4(22)^	Amendment No. 1 to Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated November 8, 2010.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(21)	Amended and Restated Bylaws of the Company.

3.3(17)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(3)	Specimen Stock Certificate.

10.1(3)*	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(16)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.

10.3(16)*	Form of Option Agreement under the 1992 Equity Incentive Plan.

10.4(16)*	1992 Equity Incentive Plan.

10.5(11)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.

10.6(3)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.

10.24(5)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.30(6)	Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated February 17, 1999.

10.32(9)	Amendment No. 1 to Lease of Engineering Building by and between Kilroy Realty, L.P. and the Company dated November 30, 1999.

10.33(4)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.

10.34(16)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.35(7)	Lease of Facilities in Andover, Massachusetts between 200 Minuteman Limited Partnership and Registrant dated September 13, 2000.

10.38(4)*	AMCC Deferred Compensation Plan.

10.42(10)+	Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(10)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.53(14)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.

10.58(15)*	Executive Severance Benefit Plan dated September 19, 2007.

10.60(18)+	Qualcomm Patent Purchase Agreement dated July 11, 2008.

10.61(18)+	Qualcomm Patent Purchase Amendment dated July 11, 2008.

10.62(19)	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.

10.63(13)+*	Consulting Agreement with Cynthia J. Moreland entered into on October 21, 2009.

10.64(14)+*	Letter Agreement with Cynthia J. Moreland entered into on December 18, 2009.

10.65(20)*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

11.1(8)	Computation of Per Share Data under ASC Topic 260-10.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

23.2	Consent of Independent Registered Public Accounting Firm – Ernst & Young LLP.

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan.
+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
^	The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(2)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on May 1, 2009.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2002.
(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2001.
(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 1999.
(7)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2000.
(8)	The Computation of Per Share Data under ASC Topic 260-10 is included in the Notes to the Consolidated Financial Statements included in this Annual Report.
(9)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2000.
(10)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2003.
(11)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.
(12)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009. Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company has furnished supplementally to the SEC copies of each of the omitted schedules.
(13)	Incorporated by reference as Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

(14)	Incorporated by reference as Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(15)	Incorporated by reference to Exhibit 99.1 filed with the Company’s Current Report on Form 8-K filed September 24, 2007
(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
(17)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(18)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(19)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
(20)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(21)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(22)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.