Form 10-Q
period 2011-06-30
APPLIED MICRO CIRCUITS CORP
filed 2011-08-02
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

As of June 30, 2011, 64,373,474 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2011	March 31, 2011
	(unaudited)	(note)

ASSETS
Current assets:
Cash and cash equivalents	$41,394	$84,402
Short-term investments-available-for-sale	100,456	83,649
Accounts receivable, net	24,157	19,997
Inventories	26,746	26,561
Other current assets	20,534	16,784

Total current assets	213,287	231,393
Property and equipment, net	33,803	32,023
Goodwill	13,183	13,183
Purchased intangibles	20,774	23,388
Other assets	11,775	8,670

Total assets	$292,822	$308,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,232	$24,431
Accrued payroll and related expenses	8,940	7,261
Other accrued liabilities	13,309	12,748
Deferred revenue	1,959	2,407

Total current liabilities	48,440	46,847
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at June 30, 2011 and March 31, 2011
Issued and outstanding shares — 64,373 at June 30, 2011 and 63,666 at March 31, 2011	644	637
Additional paid-in capital	5,880,117	5,891,036
Accumulated other comprehensive loss	(1,236)	(1,597)
Accumulated deficit	(5,635,143)	(5,628,266)

Total stockholders’ equity	244,382	261,810

Total liabilities and stockholders’ equity	$292,822	$308,657

Note: Amounts have been derived from the March 31, 2011 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2011	2010
Net revenues	$60,844	$60,810
Cost of revenues	26,331	22,485

Gross profit	34,513	38,325
Operating expenses:
Research and development	28,368	25,777
Selling, general and administrative	12,556	11,624
Amortization of purchased intangible assets	1,099	1,005
Restructuring charges, net	913	369

Total operating expenses	42,936	38,775

Operating loss	(8,423)	(450)
Interest income (expense), net	1,281	1,915
Other income (expense), net	75	166

(Loss) income before income taxes	(7,067)	1,631
Income tax (benefit) expense	(190)	240

Net (loss) income	$(6,877)	$1,391

Basic (loss) income per share	$(0.11)	$0.02

Shares used in calculating basic net (loss) income per share	63,878	66,005

Diluted (loss) income per share	$(0.11)	$0.02

Shares used in calculating diluted net (loss) income per share	63,878	68,735

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2011	2010
Operating activities:
Net (loss) income	$(6,877)	$1,391
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	1,822	1,885
Amortization of purchased intangibles	2,614	3,630
Stock-based compensation expense:
Stock options	1,573	987
Restricted stock units	2,605	2,859
Tax benefit from other comprehensive income	(367)	—
Capitalization of mask set cost	—	(1,177)
Net gain (loss) on disposals of property	10	(8)
Changes in operating assets and liabilities:
Accounts receivable	(4,160)	2,686
Inventories	(185)	(2,010)
Other assets	(3,230)	225
Accounts payable	624	(1,183)
Accrued payroll and other accrued liabilities	1,825	1,718
Deferred revenue	(448)	230

Net cash (used for) provided operating activities	(4,194)	11,233

Investing activities:
Purchases of short-term investments	(57,879)	(76,014)
Proceeds from sales and maturities of short-term investments	41,891	5,121
Purchase of property and equipment	(4,533)	(1,527)
Proceeds from sale of property and equipment	—	20
Purchases of strategic equity investment	(2,500)	—
Proceeds from the sale of strategic equity investment	—	4,991
Funding of note receivable	(1,000)	—

Net cash used for investing activities	(24,021)	(67,409)

Financing activities:
Proceeds from issuance of common stock	587	1,531
Funding of restricted stock units withheld for taxes	(2,172)	(2,132)
Repurchase of common stock	(3,097)	—
Funding of structured stock repurchase agreements	(10,000)	(10,000)
Funds received from structured stock repurchase agreements, including gains	—	10,273
Other	(111)	(10)

Net cash used for financing activities	(14,793)	(338)

Net decrease in cash and cash equivalents	(43,008)	(56,514)
Cash and cash equivalents at beginning of year	84,402	122,526

Cash and cash equivalents at end of year	$41,394	$66,012

Supplementary cash flow disclosures:
Income taxes	$457	$714

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AMCC”, “APM”, “AppliedMicro” or the “Company”), its wholly-owned subsidiaries and Veloce, the Company’s variable interest entity (“VIE”) of which the Company is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its strategic alliances for potential classification as variable interest entities by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses. The Company determined that it is the primary beneficiary of one variable interest entity and has included the accounts of this entity in the consolidated financial statements (see Note 9). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.The Company does not expect this to have a material impact on its financial statements.

In May 2011, the FASB issued additional guidance on fair value measurements that clarifies the application of existing guidance on disclosure requirements, changes certain fair value measurement principles and requires additional disclosures about fair value measurements. The updated guidance is effective on a prospective basis for financial statements issued for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company does not expect this to have a material impact on its financial statements.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	June 30, 2011	March 31, 2011
	(In thousands)
Accounts receivable	$25,483	$21,321
Less: allowance for bad debts	(1,326)	(1,324)

	$24,157	$19,997

Inventories:

	June 30, 2011	March 31, 2011
	(In thousands)
Finished goods	$20,760	$21,255
Work in process	4,049	4,334
Raw materials	1,937	972

	$26,746	$26,561

Other current assets:

	June 30, 2011	March 31, 2011
	(In thousands)
Prepaid expenses	$16,695	$12,972
Executive deferred compensation assets	2,012	2,003
Deposits	873	749
Other	954	1,060

	$20,534	$16,784

Property and equipment:

	Useful Life	June 30, 2011	March 31, 2011
	(In years)	(In thousands)
Machinery and equipment	3-7	$29,202	$29,837
Leasehold improvements	1-15	12,825	12,783
Computers, office furniture and equipment	3-7	41,851	37,664
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		96,434	92,840
Less: accumulated depreciation and amortization		(62,631)	(60,817)

		$33,803	$32,023

Goodwill and purchased intangibles:

Goodwill is as follows:

(In thousands)
Gross	$4,441,026
Accumulated amortization and impairments	(4,441,026)
Net, as of March 31, 2010	—
Goodwill related to TPack acquisition (see Note 10)	13,183

Net, as of March 31, 2011 and June 30, 2011	$13,183

Purchase-related intangibles were as follows:

	June 30, 2011				March 31, 2011
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$441,300	$(427,017)	$14,283	5.3	$441,300	$(425,502)	$15,798	5.2
Customer relationships	12,830	(7,156)	5,674	3.3	12,830	(6,581)	6,249	3.5
Patents/core technology rights/tradename	63,206	(62,389)	817	1.9	63,206	(61,865)	1,341	1.5

	$517,336	$(496,562)	$20,774		$517,336	$(493,948)	$23,388

As of June 30, 2011, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales*	Operating Expenses	Total
Fiscal Years Ending March 31,
2012 (remaining)	$1,919	2,103	4,022
2013	2,558	1,926	4,484
2014	2,558	1,189	3,747
2015	2,558	904	3,462
2016	2,558	369	2,927
2017 and thereafter	1,182	—	1,182

Total	$13,333	$6,491	$19,824

*	The amounts do not include approximately $1.0 million in in-process research and development.

Other assets:

	June 30, 2011	March 31, 2011
	(In thousands)
Non-current portion of prepaid expenses	$6,939	$7,340
Strategic investments	3,836	1,330
Notes receivable	1,000	—

	$11,775	$8,670

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

Short-term investments:

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments (in thousands):

	June 30, 2011				March 31, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$11,065	$—	$—	$11,065	$8,766	$—	$—	$8,766
Cash equivalents	30,329	—	—	30,329	75,636	—	—	75,636
U.S. Treasury securities and agency bonds	11,426	61	—	11,487	9,685	4	58	9,631
Corporate bonds	5,425	44	3	5,466	6,428	32	48	6,412
Mortgage-backed and asset-backed securities*	8,973	342	78	9,237	9,281	271	45	9,507
Mutual funds	33,069	—	—	33,069	17,611	—	—	17,611
Closed-end bond funds	29,255	5,980	1,000	34,235	29,255	5,561	1,186	33,630
Preferred stock	6,209	753	—	6,962	6,209	649	—	6,858

	$135,751	$7,180	$1,081	$141,850	$162,871	$6,517	$1,337	$168,051

Reported as:
Cash and cash equivalents				$41,394				$84,402
Short-term investments available-for-sale				100,456				83,649

				$141,850				$168,051

*	At June 30, 2011 and March 31, 2011, approximately $5.9 million and $6.5 million of the estimated fair value presented were mortgage-backed securities, respectively.

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2011				March 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$11,065	$—	$—	$11,065	$8,766	$—	$—	$8,766
Cash equivalents	30,329	—	—	30,329	75,636	—	—	75,636
U.S. Treasury securities and agency bonds	11,487	—	—	11,487	9,631	—	—	9,631
Corporate bonds	—	5,466	—	5,466	—	6,412	—	6,412
Mortgage-backed and asset-backed securities	—	9,237	—	9,237	—	9,507	—	9,507
Mutual funds	33,069	—	—	33,069	17,611	—	—	17,611
Closed-end bond funds	34,235	—	—	34,235	33,630	—	—	33,630
Preferred stock	—	6,962	—	6,962	—	6,858	—	6,858

	$120,185	$21,665	$—	$141,850	$145,274	$22,777	$—	$168,051

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended June 30, 2011.

The Company periodically reviews its strategic investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the three months ended June 30, 2011, the Company invested $2.5 million in a non-marketable equity investment and this amount was carried at cost.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	June 30, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$—	$—	$—	$—
Mature in 1 – 2 years	7,664	7,685	2,075	2,065
Mature in 3 – 5 years	11,064	11,090	13,991	13,902
Mature after 5 years	7,096	7,415	9,328	9,583

	$25,824	$26,190	$25,394	$25,550

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of June 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$1,602	$—	$—	$—	$1,602	$—
Corporate bonds	829	3	—	—	829	3
Mortgage-backed and asset-backed securities	3,132	78	—	—	3,132	78
Closed-end bond funds	8,138	1,000	—	—	8,138	1,000

	$13,701	$1,081	$—	$—	$13,701	$1,081

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$6,227	$58	$—	$—	$6,227	$58
Corporate bonds	3,672	48	—	—	3,672	48
Mortgage-backed and asset-backed securities	2,105	45	—	—	2,105	45
Closed-end bond funds	7,951	1,186	—	—	7,951	1,186

	$19,955	$1,337	$—	$—	$19,955	$1,337

Other-Than-Temporary Impairment

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges, for the three months ended June 30, 2011 and the fiscal year ended March 31, 2011. The Company considered various factors which included its intent and ability to hold the underlying securities until its estimated recovery of amortized cost. As of June 30, 2011 and March 31, 2011, the Company also had $7.2 million and $6.5 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

Other accrued liabilities:

	June 30, 2011	March 31, 2011
	(In thousands)
Contingent consideration	$3,150	$3,150
Customer deposits	2,224	953
Employee related liabilities	2,139	2,306
Executive deferred compensation	2,012	2,003
Income taxes	877	1,157
Professional fees	564	735
Other	2,343	2,444

	$13,309	$12,748

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended June 30,
	2011	2010
Beginning balance	$176	$169
Charged to costs of revenues	206	16
Charges incurred	(185)	(16)

Ending balance	$197	$169

Interest income (expense), net (in thousands):

	Three Months Ended June 30,
	2011	2010
Interest income	$961	$1,521
Net realized gain on short-term investments	320	394

	$1,281	$1,915

Other income, net (in thousands):

	Three Months Ended June 30,
	2011	2010
Net (loss) gain on disposals of property	$(10)	$8
Other, net	85	158

	$75	$166

Net (loss) income per share:

Shares used in basic net (loss) income per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of restricted stock units (“RSUs”) and outstanding warrants. However, potentially issuable common shares are not used in computing diluted net loss per share as their effect would be anti-dilutive due to the loss recorded during the periods presented. The reconciliation of shares used to calculate basic and diluted net (loss) income per share consists of the following (in thousands, except per share data):

	Three Months Ended June 30,
	2011	2010
Net (loss) income	$(6,877)	$1,391

Shares used in net (loss) income per share computation:
Weighted average common shares outstanding, basic	63,878	66,005
Net effect of dilutive common share equivalents	—	2,730

Weighted average common shares outstanding, diluted	63,878	68,735

Basic net (loss) income per share	$(0.11)	$0.02

Diluted net (loss) income per share	$(0.11)	$0.02

The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 5.6 million and 3.8 million equivalent shares for the three months ended June 30, 2011 and 2010, respectively, have been excluded from the net income (loss) per share computation.

The effect of dilutive securities (comprised of options and restricted stock units) totaling 1.1 million equivalent shares for the three months ended June 30, 2011 have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the company has incurred losses in the period.

3. RESTRUCTURING CHARGES

The Company recognizes restructuring costs associated with exit or disposal activities. Cost relating to facilities closure or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the cost are deemed both probable and estimable. A combined summary of the recent activity of the restructuring programs initiated by the Company is as follows (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Total
Liability, March 31, 2010	$393	$190	$583

Restructuring charges	486	112	598
Cash payments	(831)	(284)	(1,115)
Reductions to estimated liability	(48)	(18)	(66)

Liability, March 31, 2011	$—	$—	$—

Restructuring charges	913	—	913
Cash payments	(638)	—	(638)

Liability, June 30, 2011	$275	$—	$275

The following table provides detailed activity related to the restructuring programs as of June 30, 2011 (in thousands):

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Total
Prior Fiscal Years’ Completed Restructuring Programs:
Liability, March 31, 2010	$393	$190	$583

Restructuring charges	486	112	598
Cash payments	(831)	(284)	(1,115)
Reductions to estimated liability	(48)	(18)	(66)

Liability, March 31, 2011	$—	$—	$—

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Total
April 2011 Restructuring Program
Restructuring charges	913	—	913
Cash payments	(638)	—	(638)

Liability, June 30, 2011	$275	$—	$275

Prior Fiscal Years’ Completed Restructuring Programs

The February 2009 restructuring program was implemented to reduce its expenses and excess capacity in response to the worsening economic conditions. The restructuring program consisted of the elimination of approximately 100 positions. As a result of the February 2009 restructuring program, the Company recorded a net charge of $7.8 million, consisting of $4.7 million for employee severances, $0.8 million for operating lease impairments, $1.5 million in contract cancellation charges for a cancelled project and $0.8 million for an asset impairment. During the fiscal year ended March 31, 2011, the Company paid all its remaining liabilities related to this restructuring program.

The January 2010 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved some of its functions offshore, which will allow it to be much closer to its third party subcontract manufacturers, thus reducing costs by taking advantage of its global cost structure and improving efficiencies by eliminating the delays inherent in working in different time zones. The January 2010 restructuring plan includes eliminating or relocating 63 positions. As a result of the January 2010 restructuring program, the Company recorded a charge of $1.0 million, consisting of $0.6 million for employee severances and $0.4 million for an asset impairment in the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2011, the Company recorded an additional charge of $0.5 million for employee severances.

April 2011 Restructuring Program

The April 2011 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved more of its functions offshore, which will allow it to be closer and more connected to its and its customer’s third party subcontract manufacturers. The April 2011 restructuring plan includes eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, the Company recorded a charge of $0.9 million for employee severances. The Company expects to record additional charges of approximately $0.1 million for employee severances during the remainder of the fiscal year relating to this restructuring action.

4. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax where applicable, are as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Net (loss) income	$(6,877)	$1,391
Change in unrealized gain on investments	452	1,431
Release upon disposition of investment with cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	—	68
Loss on foreign currency translation	(91)	(43)

	$(6,516)	$2,847

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

Common Stock

At June 30, 2011, the Company had 375.0 million shares authorized for issuance and approximately 64.4 million shares issued and outstanding. At March 31, 2011, there were approximately 63.7 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended June 30, 2011 and 2010, no shares were issued under this plan. At June 30, 2011, 5.3 million shares had been issued under this plan and 1.0 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the three months ended June 30, 2011, approximately 0.3 million shares were repurchased on the open market at a weighted average price of $9.98 per share. During the three months ended June 30, 2010, no shares were repurchased on the open market. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 14.0 million shares at a weighted average price of $11.10 per share. All repurchased shares were retired upon delivery to the Company.

In February 2011, the Company entered into a Rule 10b5-1 plan to repurchase up to 3.0 million shares of its common stock at various price parameters. The Company cancelled this Rule 10b5-1 plan in May 2011. Included in the open market repurchases during the three months ended June 30, 2011 is 0.3 million shares that were repurchased under this Rule 10b5-1 plan at a weighted average price of $9.98 per share. At the time this Rule 10b5-1 plan was cancelled, the Company repurchased 1.0 million shares at a weighted average price of $10.00 per share under this Rule 10b5-1 plan.

The Company also utilizes structured stock repurchase agreements to buy back shares which are prepaid written put options on its common stock. The Company pays a fixed sum of cash upon execution of each agreement in exchange for the right to receive either a pre-determined amount of cash or stock depending on the closing market price of its common stock on the expiration date of the agreement. Upon expiration of each agreement, if the closing market price of its common stock is above the pre-determined price, the Company will have its cash investment returned with a premium. If the closing market price is at or below the pre-determined price, the Company will receive the number of shares specified at the agreement inception. The Company considered the guidance in ASC Topic 480-10, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity and ASC Topic 815-40, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Any cash received, including the premium, is treated as additional paid-in capital on the balance sheet.

During the three month ended June 30, 2011 and 2010, the Company entered into structured stock repurchase agreements totaling $10.0 million during each period. No structured stock repurchase agreements settled during the three months ended June 30, 2011. For those structured stock repurchase agreements that settled during the three months ended June 30, 2010, the Company received $10.3 million in cash. At June 30, 2011, the Company had one outstanding structured stock repurchase agreement, which subsequently settled in July 2011 for 1.0 million in shares of its common stock at an effective purchase price of $9.74 per share. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $277.5 million. Upon settlement of these agreements, as of June 30, 2011, the Company received $179.8 million in cash and 9.0 million shares of its common stock at an effective purchase price of $9.79 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of June 30, 2011 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	155,203	13,981	11.10
Structured stock repurchase agreements*	100,517	8,962	11.22

Total repurchases	$255,720	22,943	$11.15

Available for repurchase	$44,280

*	The amounts above do not include gains recorded to additional paid-in-capital of $12.8 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $9.79 per share and for total repurchases would have been $10.59 per share.

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

In April 2011, the Compensation Committee and the Board of Directors approved, subject to approval by the stockholders of the Company, adoption of Applied Micro Circuits Corporation 2011 Equity Incentive Plan (“2011 Plan”). If approved by the Company’s stockholders during its August 16, 2011 annual meeting, the 2011 Plan will serve as a successor to the 1992 Plan and no additional equity awards will be, granted under the 1992 Plan. The total number of shares of common stock reserved for issuance under the 2011 Plan will consist of 4,200,000 shares plus the number of shares subject to any stock awards under the 1992 Plan or the 2000 Plan that terminate or are forfeited or repurchased and would otherwise be returned to the share reserve under the 1992 Plan or the 2000 Plan, respectively.

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

At June 30, 2011 and March 31, 2011, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans during the three months ended June 30, 2011 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	5,390	$11.90
Granted	250	10.10
Exercised	(38)	4.77
Forfeited	(1,102)	16.25

Outstanding at the end of the period	4,500	$10.80

Vested and expected to vest during the remaining recognition period	4,392	$10.84

Vested at the end of the period	2,888	$12.02

At June 30, 2011, the weighted average remaining contractual term for options outstanding is 4.8 years and for options vested is 4.4 years.

The aggregate pretax intrinsic value of options exercised during the three months ended June 30, 2011 was $0.2 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2011 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.52 - $ 7.12	1,075	4.52	$6.24	427	$5.90
7.13 - 8.08	941	5.25	7.74	665	7.73
8.09 - 11.86	947	6.36	10.55	404	10.46
11.87 - 14.40	912	4.50	12.95	767	13.08
14.41 - 56.72	625	2.62	20.48	625	20.48

$ 0.52 - $56.72	4,500	4.79	$10.80	2,888	$12.02

As of June 30, 2011, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $2.1 million and options outstanding were $4.0 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $8.86 on June 30, 2011.

Restricted Stock Units

The Company has granted restricted stock units pursuant to its 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. Restricted stock units are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, restricted stock units will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.

In May 2009, the Company issued three-year RSU grants, or “EBITDA Grants.” Vesting for the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. For the fiscal year ended March 31, 2011 and 2010, approximately 36% and 34% of the three-year performance pool has vested because the Company’s performance exceeded its “stretch” EBITDA target. For the fiscal year ending March 31, 2012, up to 30% of the remaining three-year performance pool can vest, after adjusting for individual performance factors. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense.

In April 2011, the Committee authorized additional EBITDA based performance RSUs, or “EBITDA2”. EBITDA2 is similar to the EBITDA program introduced in 2009 with one major exception. For Vice Presidents, the Company EBITDA attainment scale must be 50% or more for stock vesting to occur in that year. As with the previous EBITDA program, unearned amounts based on company performance will roll over to the subsequent year, offering a “make-up” opportunity based on future company performance and unvested shares remaining at the end of the three-year program period will expire unvested. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense.

Restricted stock unit activity during the three months ended June 30, 2011 is set forth below (in thousands):

Restricted Stock Units Outstanding Number of Shares
Outstanding at the beginning of the year	3,074
Awarded	4,707
Vested	(1,126)
Cancelled	(290)

Outstanding at the end of the period	6,365

The weighted average remaining contractual term for the restricted stock units outstanding as of June 30, 2011 was 2.6 years.

As of June 30, 2011, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $56.4 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $8.86 on June 30, 2011.

The aggregate pretax intrinsic value of RSUs released during the three months ended June 30, 2011 was $11.4 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

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

The warrant expires on July 15, 2014 and has an exercise price of $0.01 per share. The warrant was 38% vested as of June 30, 2011. The remaining shares will vest quarterly through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Veloce will sell the committed shares and distribute the proceeds to its employees. Therefore, the Company has recognized stock-based compensation expense which is included in R&D expense and recorded a corresponding liability for the amount to be distributed as of June 30, 2011. No stock-based compensation expense has been recognized for the portion of the warrants that have been retained by Veloce.

6. STOCK-BASED COMPENSATION

The Company estimates the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation, excluding RSUs, which we use the fair market value of our common stock. The Black-Scholes option-pricing model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price, volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,
	Employee Stock Options		Employee Stock Purchase Plans
	2011	2010	2011	2010
Expected life (years)	3.8	3.8	0.5	0.5
Risk-free interest rate	1.4%	1.9%	0.2%	0.2%
Volatility	48%	52%	42%	48%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$3.83	$4.71	$2.63	$2.09

The weighted average fair value per share of the restricted stock units awarded was $10.16 and $10.60 during the three months ended June 30, 2011 and 2010, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Effective April 1, 2011, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.6% to 6.8% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units (in thousands):

	Three Months Ended June 30,
	2011	2010
Stock-based compensation expense by type of award
Stock options (including employee stock purchase program)	$1,569	$996
Restricted stock units	2,606	2,883

Total stock-based compensation	4,175	3,879
Stock-based compensation expensed from (capitalized to) inventory	3	(33)

Total stock-based compensation expense	$4,178	$3,846

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended June 30,
	2011	2010
Stock-based compensation expense by cost centers
Cost of revenues	$108	$186
Research and development	2,388	1,971
Selling, general and administrative	1,679	1,722

Total stock-based compensation	$4,175	$3,879
Stock-based compensation expensed from (capitalized to) inventory	3	(33)

Total stock-based compensation expense	$4,178	$3,846

Stock-based compensation expense will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016 related to unvested share-based payment awards at June 30, 2011 is $21.2 million, which includes stock-based compensation for Veloce, the Company’s VIE. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

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

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California approved a consent decree between the EPA and the OPOG to study contamination and evaluate cleanup options at the Omega Site. In January 2009, the District Court ordered that two amendments be entered and made part of the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site and the second adding settling parties to the consent decree. Efforts to remove waste materials from the Omega Site are completed. Efforts to remediate the soil and groundwater at the Omega Site are underway and are expected to be ongoing for several years. In addition, OPOG and the EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site and it is anticipated they will in the future enter into a remediation consent decree with the Court regarding such plume. In November 2007, Angeles Chemical Company filed a lawsuit in the U.S. District Court for the Central District of California against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the action pending EPA’s determination of how to investigate and remediate the regional groundwater. In 2010, certain PRPs challenged the criteria previously used to allocate liability among the PRPs and, in early 2011, the OPOG established an allocation committee that has proposed a re-allocation structure which, if approved, could increase the Company’s overall share of liability within the PRP group. In February 2011, a toxic tort litigation was commenced against Omega and OPOG in Los Angeles Superior Court by a group of employees of the Tri-Cities Regional Occupational Program located near the Omega Site. The plaintiffs claim, among other things, negligence, unlawful discharge of pollutants and public nuisance, and seek monetary damages for a variety of alleged injuries. In July 2011, OPOG agreed to secure a financial assurance of up to $12 million in connection with potential liability relating to the litigation. Given that the litigation is in its early phases, there is no estimate of total potential liability. Liability, if any, stemming from this litigation could flow through to the PRPs, most likely pursuant to the same allocation formulae used for the remediation costs. Although the Company considers a loss relating to the Omega Site probable, its share of any obligation for the remediation of the Omega Site is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

AppliedMicro TPack A/S, the Company’s wholly-owned subsidiary acquired in September 2010 (“TPack”), is involved in a contractual dispute with Xtera Communications Inc. and its subsidiary Meriton Networks Canada Inc. (collectively, “Xtera”), regarding a software development and licensing agreement the parties entered into in September 2006. In August 2009, Xtera filed an action against TPack in the United States District Court for the Eastern Division of Texas. In October 2010, the action was dismissed for lack of jurisdiction. In September 2009, TPack filed an action against Xtera in the Ontario Superior Court of Justice in Canada, which action was resumed in March 2011 following dismissal of the Texas action. In the Canadian action, TPack seeks contract damages from Xtera of approximately $1.0 million plus pre-judgment interest and expenses. In April 2011, Xtera filed a statement of defense and counter claim with the Ontario court, in which Xtera denies liability to TPack and seeks reimbursement of approximately $1.7 million in development fees and royalties previously paid to TPack, plus pre-judgment interest and expenses. The Company does not currently anticipate that the TPack/Xtera legal proceedings will have a material adverse effect on TPack, the Company or their respective operations.

8. INCOME TAXES

The total amount of unrecognized tax benefits as of April 1, 2011, was $40.8 million, including interest and penalties. During the quarter ended June 30, 2011, additional unrecognized tax benefits of $38,000 were recorded. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three months ended June 30, 2011 and 2010. The Company’s income tax benefit for the three months ended June 30, 2011 was $0.2 million as compared to an income tax expense of $0.2 million during the three months ended June 30, 2010. The decrease in the income tax expense recorded for the three months ended June 30, 2011 compared to June 30, 2010, was primarily related to other comprehensive income. In applying the exception to the general principle of intra-period tax allocations under ASC 740-10, the Company considered income recognized in other comprehensive income. Accordingly, the allocation of the current year tax provision included recognizing 0.4 million tax benefit arising from the loss from continuing operations and the offsetting tax expense was allocated to other comprehensive income.

9. VELOCE

In November 2010, the Company and Veloce Technologies, Inc., a California corporation (“Veloce”), amended certain agreements, initially entered into in May 2009, pursuant to which Veloce has agreed to perform product development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock, which will vest in quarterly increments through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, the Company has recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in the Company’s consolidated financial statements. The warrant was 38% vested as of June 30, 2011. In addition, Veloce has granted options to purchase shares of Veloce common stock pursuant to its own stock incentive plan. Stock-based compensation expense recognized in connection with this plan was not material and is included in R&D expense.

Under the amended merger agreement between the Company and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, the Company agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. The Company also has the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to additional adjustments. The final price would be based upon the achievement and timing of multiple development and performance milestones. At this time the eventual outcome is not determinable and as such the Company is unable to provide a narrower range for the estimated merger consideration. The Company will update the range in the future when additional relevant information is available. The form of consideration used for the merger, cash or the Company’s stock, would be determined by the Company at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions set forth in the agreement. The amended agreements permit the Company to appoint two individuals to serve on Veloce’s Board of Directors and Board committees. The Company’s chief executive officer and another member of the Company’s Board of

Directors have been appointed to Veloce’s Board of Directors. As of June 30, 2011, the performance milestones and delivery schedules set forth under the merger and other agreements are not considered probable of being achieved.

In addition, the Company has provided Veloce with a $1.5 million loan, to be forgiven over eight quarters beginning on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the promissory note evidencing the loan plus accrued interest is due to the Company. If the Company commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by the Company. The $1.5 million promissory note is eliminated in consolidation. The Company’s previously agreed to loan of $5.0 million to Veloce was not issued and has been cancelled. Pursuant to the product development agreement, as amended, the Company will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, the Company agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the development agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012. The Company will recognize the payments as R&D expenses when such operating costs have been incurred by Veloce. During the three months ended June 30, 2011 and 2010, the Company recognized $3.3 million and $2.1 million, respectively, as R&D expense relating to Veloce. The Company also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

10. ACQUISITION OF TPACK A/S

In September 2010, the Company acquired all of the shares of TPack A/S, (“TPack”) a corporation organized under the laws of Denmark. The Company believes the acquisition of TPack (subsequently renamed AppliedMicro TPack A/S), a provider of silicon intellectual property for mapping and switching functions to leading telecom and networking equipment suppliers, will enable AppliedMicro to expand its presence and customer relationships in the rapidly growing OTN and Carrier Ethernet markets.

The total consideration paid at the closing of the transaction (the “Closing”) was approximately $32 million, exclusive of $0.5 million cash acquired. Approximately $5 million was withheld in escrow for indemnity agreements. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack during the 18 month period following the Closing. The Company calculated and recorded the initial fair value of the contingent consideration liability based on a weighted probability assessment. The liability will continue to be measured at fair value at the end of each reporting period.

The Company has calculated the fair value of the tangible and intangible assets acquired to allocate the purchase price as of the acquisition date. The excess of purchase price over the aggregate fair values was recognized as goodwill. Based upon these calculations, the preliminary purchase price of the transaction was allocated as follows, and also includes the estimated amortization period of the acquired intangibles:

	Estimated Useful Life (In years)	Purchase price (In thousands)
Purchased intangible assets
Developed Technology	6	$15,350
Existing customer contracts	5	4,000
Partner relationship	2	2,500
Trademarks and tradenames	3	650
Covenants not-to-compete	3	250
In-process R&D	—	950
Goodwill (non tax deductible)		13,183
Contingent consideration (payable)		(3,150)
Net liabilities		$(1,699)

Cash consideration		32,034
Contingent consideration		3,150

The total consideration issued in the acquisition		$35,184

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

	Three Months Ended June 30,
	2011	2010
Net revenues	$60,844	$62,275
Net loss	(6,877)	776

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2011 and 2010. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the datacenter, enterprise and telecommunications applications. Our customer focus is on the OEMs and telecommunications companies that build and connect to datacenters. As of June 30, 2011, our business had two reporting units, Process and Transport.

Since the start of fiscal 2010, we have invested a total of $225.2 million in the R&D of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced.

The following tables present a summary of our results of operations for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$60,844	100.0%	$60,810	100.0%	$34	0.1%
Cost of revenues	26,331	43.3	22,485	37.0	3,846	17.1

Gross profit	34,513	56.7	38,325	63.0	(3,812)	(9.9)
Total operating expenses	42,936	70.6	38,775	63.8	4,161	10.7

Operating loss	(8,423)	(13.9)	(450)	(0.8)	(7,973)	(1,771.8)
Interest and other income (expense), net	1,356	2.3	2,081	3.5	(725)	(34.8)

(Loss) income before income taxes	(7,067)	(11.6)	1,631	2.7	(8,698)	(533.3)
Income tax (benefit) expense	(190)	(0.3)	240	0.4	(430)	(179.2)

Net (loss) income	$(6,877)	(11.3)%	$1,391	2.3%	$(8,268)	(594.4)%

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

The gross margins for our solutions have historically declined over time. Some factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, unfavorable product mix, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors, and capacity constraints in our supply chain. From time to time, for strategic reasons, we may accept orders at less than optimal gross margins in order to facilitate the introduction of, or, market penetration of our new or existing products. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis.

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

For these and other reasons, our net revenue and results of operations for the three months ended June 30, 2011 and 2010 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows (in thousands):

	Three Months Ended June 30,
	2011	2010
Wintec (global logistics provider) (1)	21%	*
Avnet (distributor)	14%	33%
Hon Hai (sub-contract manufacturer) (1)	*	14%
Flextronics (sub-contract manufacturer)	19%	*

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America (1)	$26,065	42.8%	$18,471	30.4%
Taiwan (1)	4,595	7.5	10,271	16.9
Hong Kong (2)	4,174	6.9	8,778	14.4
China	1,360	2.2	1,957	3.2
Europe	13,974	23.0	9,964	16.4
Other Asia	10,629	17.5	10,830	17.8
Other	47	0.1	539	0.9

	$60,844	100.0%	$60,810	100.0%

(1)	The change is primarily due to a major end customer changing its logistics management program.
(2)	The higher revenues during the three months ended June 30, 2010 was due to the timing of inventory consumption by our end customers.

All of our revenues have been denominated in U.S. dollars.

Key non-GAAP measurements. We use certain non-GAAP metrics such as Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to measure our performance. We define Adjusted EBITDA as net (loss) income less interest income, income taxes, depreciation and amortization, stock-based compensation, amortization of intangibles and other one-time and/or non-cash items. The following table reconciles Adjusted EBITDA to the accompanying financial statements (in thousands):

	Three Months Ended June 30,
	2011	2010
Net (loss) income	$(6,877)	$1,391
Adjustment to net (loss) income:
Stock-based compensation expense	4,178	3,846
Amortization of purchased intangibles	2,614	3,630
Restructuring charges	913	369
Depreciation and amortization	2,231	2,278
Interest and other income, net	(1,344)	(1,173)
Impairment of marketable securities*	(12)	(908)
Other and income tax adjustment	(190)	240

Adjusted EBITDA	$1,513	$9,673

*	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.

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

Adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors and is used as a metric to determine the performance vesting of our three-year RSU grants issued in May 2009 (the “EBITDA Grants”) and May 2011 (the “EBITDA2 Grants”). Management believes Adjusted EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the company.

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the order will result in future revenues and the effect of changing lead times on bookings. Our book-to-bill ratio at June 30, 2011 and 2010 was 0.8 and 1.3, respectively.

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

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the three months ended June 30, 2011 and fiscal year ended March 31, 2011, we did not record any other-than-temporary impairment charges. As of June 30, 2011, we did not record an impairment charge in connection with securities in a loss position (fair value less than carrying value) with unrealized losses of $1.1 million as we believe that such unrealized losses are temporary. In addition, we also had $7.2 million in unrealized gains.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by SAB Topic 5-BB. To illustrate the sensitivity of inventory valuations to future estimates, as of June 30, 2011, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $1.6 million and increasing our future demand forecast to 18 months would not have any effect on our current inventory valuation.

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

Mask Costs

We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three months ended June 30, 2011 and 2010, total mask costs of $1.3 million and $1.5 million were incurred and expensed as R&D expense because technological feasibility had not been achieved, respectively.

During the three months ended June 30, 2010, we made a correction resulting in the recognition of an asset totaling $1.2 million for unamortized mask costs incurred in prior periods as it was determined that these costs represented pre-production costs instead of

R&D expenses. The unamortized costs will be amortized as cost of sales over a period of approximately three years. As part of this correction we recognized a reduction to R&D expenses of approximately $1.2 million. Amortization of these capitalized mask set costs that have been recognized as cost of sales during the three months ended June 30, 2011 and 2010 were approximately $0.1 million and $0.2 million, respectively. The net adjustments to make the correction to capitalize mask costs were not material to any periods affected.

Stock-Based Compensation Expense

All share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on their respective grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using an option pricing model that meets certain requirements. We currently use the Black-Scholes option pricing model to estimate the fair value of our share-based payments, excluding RSUs, for which we use the fair market value of our common stock. The fair values generated by the Black-Scholes model may not be indicative of the actual fair values of our stock-based awards as it does not consider certain factors important to stock-based awards, such as continued employment, periodic vesting requirements and limited transferability. The determination of the fair value of share-based payment awards utilizing the Black-Scholes model is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. We estimate the expected volatility of our stock options at grant date by equally weighting the historical volatility and the implied volatility of our stock over specific periods of time as the expected volatility assumption required in the Black-Scholes model. The expected life of the stock options is based on historical and other data including life of the option and vesting period. The risk-free interest rate assumption is the implied yield currently available on zero-coupon government issues with a remaining term equal to the expected term. The dividend yield assumption is based on our history and expectation of dividend payouts. The fair value of our restricted stock units is based on the fair market value of our common stock on the date of grant. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated. We evaluate the assumptions used to value stock-based awards on a quarterly basis. If factors change and we employ different assumptions, stock-based compensation expense may differ significantly from what we have recorded in the past. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. We currently estimate when and if performance-based grants will be earned. If the awards are not considered probable of achievement, no amount of stock-based compensation is recognized. If we consider the award to be probable, expense is recorded over the estimated service period. To the extent that our assumptions are incorrect, the amount of stock-based compensation recorded will be increased or decreased. To the extent that we grant additional equity securities to employees or we assume unvested securities in connection with any acquisitions, our stock-based compensation expense will be increased by the additional unearned compensation resulting from those additional grants or acquisitions.

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our assumptions for exiting certain facilities, such as estimating sublease incomes, may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. During the three months ended June 30, 2011 and 2010, we recorded net restructuring charges of approximately $0.9 million and $0.4 million associated with our restructuring actions, respectively. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2011 to the Three Months Ended June 30, 2010

Net Revenues. Net revenues for the three months ended June 30, 2011 was $60.8 million, representing an increase of 0.1% from net revenues of $60.8 million for the three months ended June 30, 2010. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended June 30,				Increase (Decrease)	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Process	$31,594	51.9%	$29,483	48.5%	$2,111	7.2%
Transport	29,250	48.1	31,327	51.5	(2,077)	(6.6)

Three Months Ended June 30,				Increase (Decrease)	% Change
2011		2010
Amount	% of Net Revenue	Amount	% of Net Revenue
$60,844	100.0%	$60,810	100.0%	$34	0.1%

During the three months ended June 30, 2011, total revenues remained flat compared to the same period last year. Overall, our processor revenues grew by approximately 7.2% while our transport products declined by 6.6%. The increase in the processor revenues were new design wins while the decline in the transport revenues was due primarily to a decline in our licensing revenues as well as a drop off of our legacy transport products. We expect revenues for the three months ending September 30, 2011 to be approximately $64.5 million, plus or minus $2.0 million. This represents an increase of approximately 6%, compared to the revenues for the three months ended June 30, 2011. Our future revenues could be impacted by various factors, including the duration and the severity of inventory corrections and other factors.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended June 30,				Increase (Decrease)	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$60,844	100.0%	$60,810	100.0%	$34	0.1%
Cost of revenues	26,331	43.3	22,485	37.0	3,846	17.1

	$34,513	56.7%	$38,325	63.0%	$(3,812)	(9.9)%

The gross margin for the three months ended June 30, 2011 was to 57.0%, compared to 63.0% for the three months ended June 30, 2010. The decrease in our gross margin for the three months ended June 30, 2011 was primarily due to an unfavorable product mix of increased Process revenues which has lower gross margins and lower licensing revenues.

The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2011 was $1.5 million, compared to $2.6 million for the three months ended June 30, 2010. The acquisition of TPack has increased our amortization of purchased intangible assets included in cost of revenues by approximately $0.6 million per quarter. The increased amortization does not include $1.0 million of in-process R&D. Future acquisitions of businesses may result in substantial additional charges, which may impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$28,368	46.6%	$25,777	42.4%	$2,591	10.1%
Selling, general and administrative	$12,556	20.6%	$11,624	19.1%	$932	8.0%

Research and Development. Research and development (“R&D”) expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 10.1% for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 was primarily due to an increase of $1.3 million in personnel costs primarily related to TPack and Veloce, our variable interest entity, $0.6 million in contractor costs, $0.5 consumable equipment and software cost and $0.2 million in stock-based compensation charges. The overall increase in R&D expense is primarily driven by the effect of the consolidation of Veloce, our VIE, and the cost relating to TPack, an entity that we acquired in September 2010. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses (including stock-based compensation), professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 8.0% for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was primarily due to an increase of $0.4 million in professional service fees, $0.2 million in personnel cost, $0.2 million in travel expense and $0.2 million in indirect materials and services. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2011 and 2010, which was included in the tables above (dollars in thousands):

	Three Months Ended June 30,				Increase (Decrease)	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Costs of revenues	$111	0.2%	$153	0.3%	$(42)	(27.5)%
Research and development	2,388	3.9	1,971	3.2	417	21.2
Selling, general and administrative	1,679	2.8	1,722	2.8	(43)	(2.5)

	$4,178	6.9%	$3,846	6.3%	$332	8.6%

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016 related to unvested share-based payment awards at June 30, 2011 is $21.2 million, which includes stock-based compensation from Veloce, our VIE. This expense relates to equity instruments already issued and will not be affected by our future stock price. Vesting of the EBITDA and EBITDA2 Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.6 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges. The restructuring charges recorded during the three months ended June 30, 2011 and 2010 was primarily for employee severances. During the three months ended June 30, 2011, we implemented a restructuring plan as part of our ongoing cost reduction efforts and to better align our global operations to achieve greater efficiencies. We moved more of our functions offshore, which allow us to be closer and more connected to our and our customer’s third party subcontract manufacturers. The April 2011 restructuring plan includes eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, we recorded a charge of $0.9 million for employee severances. We expect to record additional charges of approximately $0.1 million for employee severances during the remainder of the fiscal year related to the April 2011 restructuring program. We anticipate this restructuring plan will reduce our ongoing net operating expenses by $1.5 million to $2.0 million annually. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges. For additional information on our restructuring activities, see Note 3 of the Notes to Consolidated Financial Statements.

Interest and Other Income (Expense), net. The following table presents interest and other income (expense), net for the three months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended June 30,				Decrease	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income (expense), net	$1,281	3.1%	$1,915	3.1%	$(634)	(33.1)%
Other income (expense), net	$75	0.1%	$166	0.3%	$(91)	(54.8)%

Interest Income (Expense), net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The decrease in interest income, net for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 was primarily due to our lower cash, cash equivalents and short-term investments available-for-sale balances.

Income Taxes. The federal statutory income tax rate was 35% for the fiscal three months ended June 30, 2011 and 2010. The decrease in the income tax expense recorded for the three months ended June 30, 2011 compared to June 30, 2010, was primarily related to other comprehensive income. The allocation of the current year tax provision included recognizing 0.4 million tax benefit arising from the loss from continuing operations and the offsetting tax expense was allocated to other comprehensive income.

FINANCIAL CONDITION AND LIQUIDITY

As of June 30, 2011, our principal source of liquidity consisted of $141.9 million in cash, cash equivalents and short-term investments. Working capital as of June 30, 2011 was $164.8 million. Total cash, cash equivalents, and short-term investments decreased by $26.2 million during the three months ended June 30, 2011, primarily due to funding of our structured stock repurchase agreements for $10.0 million, purchase of property and equipment of $4.5 million, cash used for operations of $4.2 million, the repurchases of our common stock for $3.1 million, a strategic investment of $2.5 million, the funding of restricted stock units withheld for taxes of $2.2 million and the funding of a note receivable for $1.0 million. At June 30, 2011, we had contractual obligations not included on our balance sheet totaling $43.6 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the three months ended June 30, 2011, we used $4.2 million of cash in our operations compared to generating $11.2 million for the three months ended June 30, 2010. Our net loss of $6.9 million for the three months ended June 30, 2011 included $8.2 million of non-cash charges consisting of $1.8 million of depreciation, $2.6 million of amortization of purchased intangibles and $4.2 million of stock-based compensation, offset by $0.4 million in tax expense primarily attributable to unrealized gains included in other comprehensive income. Our net income of $1.4 million for the three months ended June 30, 2010 included $8.2 million of non-cash charges consisting of $1.9 million of depreciation, $3.6 million of amortization of purchased intangibles, $3.9 million of stock-based compensation and a credit of $1.2 million related to the capitalization of mask set costs. The remaining change in operating cash flows for the three months ended June 30, 2011 primarily reflected increases in accounts receivable, inventories, other current assets, accrued payroll and related expenses, and other accrued liabilities and decreases in accounts payable and deferred revenue. Our overall days sales outstanding was 37 days and 32 days for the three months ended June 30, 2011 and March 31, 2011, respectively.

We used $24.0 million in cash from our investing activities during the three months ended June 30, 2011, compared to using $67.4 million during the three months ended June 30, 2010. During the three months ended June 30, 2011, we used $16.0 million for short-term investment activities, $4.5 million for the purchase of property and equipment, $2.5 million for purchase of strategic investment and $1.0 million in funding of a note receivable. During the three months ended June 30, 2010, we used $70.9 million for short-term investment activities and $1.5 million for the purchase of property and equipment offset by proceeds of $5.0 million from the sale of a strategic equity investment.

We used $14.8 million in cash for our financing activities during the three months ended June 30, 2011, compared to using $0.3 million during the three months ended June 30, 2010. The major financing use of cash for the three months ended June 30, 2011 was the funding of our structured stock repurchase agreements for $10.0 million, $3.1 million for the repurchase of common stock and restricted stock units withheld for taxes of $2.2 million, offset by proceeds from the issuance of common stock of $0.6 million. The major financing use of cash for the three months ended June 30, 2010 was the funding of our structured stock repurchase agreements for $10.0 million, restricted stock units withheld for taxes of $2.1 million, offset by proceeds of $10.3 million from the settlement of structured stock repurchase agreements and the proceeds from issuance of common stock of $1.5 million.

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the three months ended June 30, 2011, 0.3 million shares were repurchased on the open market at a weighted average price of $9.98 per share. During the three months ended June 30, 2010, no shares were repurchased on the open market. All repurchased shares were retired upon delivery to us.

In February 2011, we entered into a Rule 10b5-1 plan to repurchase up to 3.0 million shares of its common stock at various price parameters. We cancelled this Rule 10b5-1 plan in May 2011. Included in the open market repurchases during the three months ended June 30, 2011 is 0.3 million shares that were repurchased under this Rule 10b5-1 plan at a weighted average price of $9.98 per share. At the time this Rule 10b5-1 plan was cancelled, we repurchased 1.0 million shares at a weighted average price of $10.00 per share under this Rule 10b5-1 plan.

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

During the three month ended June 30, 2011 and 2010, we entered into structured stock repurchase agreements totaling $10.0 million during each period. No structured stock repurchase agreements settled during the three months ended June 30, 2011. For those structured stock repurchase agreements that settled during the three months ended June 30, 2010, we received $10.3 million in cash. At June 30, 2011, we had one outstanding structured stock repurchase agreement, which subsequently settled in July 2011 for 1.0 million in shares of our common stock at an effective purchase price of $9.74 per share.

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

In addition, we provided Veloce a promissory note of $1.5 million to be forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to us. If we commit a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by us. The promissory note is eliminated in consolidation. The previously agreed to loan of $5.0 million to Veloce was not issued and has been cancelled. Pursuant to the product development agreement, as amended, we will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, we agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the development agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012.We will recognize the payments as R&D expenses when incurred. We have no direct equity interest in Veloce. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

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

In July 2010, we entered into an agreement for a multi-year license with a leading semiconductor IP supplier, where the components of the licensed technology are expected to be delivered over multiple years. We do not regard the license as significant to our current business. We intend to use the license to develop new products. The aggregate licensing fees are approximately $18.1 million and are payable over five years.

The following table summarizes our contractual operating leases and other purchase commitments as of June 30, 2011 (in thousands):

	Operating Leases	Other Purchase Commitments	Total
Fiscal Years Ending March 31, 2012	$11,939	$30,942	$42,881
2013	650	—	650
2014	95	—	95
2015 and thereafter	—	—	—

Total minimum payments	$12,684	$30,942	$43,626

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at June 30, 2011.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2011, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $100.5 million and a cost basis of $94.3 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased.

The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2011 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of June 30, 2011	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$104,221	$102,980	$101,765	$100,456	$99,149	$97,947	$96,808

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the three months year ended June 30, 2011. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 filed with the SEC on May 10, 2011.

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

In addition, in November 2010, we amended certain agreements with Veloce, initially entered into in May 2009, pursuant to which Veloce agreed to perform product development work for us on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of our common stock, which will vest quarterly through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, we have recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in our consolidated financial statements. Under the merger agreement with Veloce, as amended, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should we acquire Veloce pursuant to the merger agreement, the purchase price is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to adjustments. At this time the eventual outcome is not determinable and as such we are unable to provide a narrower range for the estimated merger consideration. We will update the range in the future when additional relevant information is available. We also provided Veloce a $1.5 million loan to be forgiven in equal installments over eight quarters starting on March 31, 2011. The previously agreed to loan of $5.0 million to Veloce was not issued and has been cancelled. We will also pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, we agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the development agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012. These amounts have increased in the past and may change again in the future. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

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

*We face intense competition and price pressure.

The semiconductor industry is intensely competitive. We expect competition to continue to increase as our industry and our competitors evolves and develop.

Many of our competitors have longer operating histories and presences in key markets, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do, and in some cases operate their own fabrication facilities. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. They may also be able to devote greater resources to the promotion and sale of their products. We also face competition from newly established competitors, suppliers of products, and customers who choose to develop their own semiconductor solutions.

Existing or new competitors may develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of integration or lower cost. Increased competition also has resulted in and is likely to continue to result in increased expenditures on research and development, declining average selling prices, reduced gross margins and loss of market share in certain markets. These factors in turn create increased pressure to consolidate. We cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline.

We and our customers face intense price pressure from competition from companies in lower cost countries like China. This could cause our customers and us to not be competitive and lose significant revenues. Furthermore, our discrete legacy products are being and could continue to be integrated into ASIC’s that could cause our revenues to decline at faster rate.

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

We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	ability to attract and retain key personnel and to maintain knowledge base;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity at the foundry during periods of excess demand, resulting in significant increases in lead-time requirements and production delays;

•	increased risk of excess and obsolete inventory charges due to the higher level of inventories in response to the increased lead-times;

•	limited warranties on products supplied to us;

•	potential increases in prices;

•	potential instability and business disruption in countries where third-party manufacturers are located; and

•	potential misappropriation of our intellectual property.

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

As our third-party manufacturing suppliers extend their lead time requirements, we will likely need to also extend our lead time requirements to our customers. This could cause our customers to lower their competitive assessment of us as a supplier and, as a result, we may not be considered for future design awards.

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

The recent recession has caused a decline in our near term revenues and it will take some time for our near-term revenues to return to our previous levels. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global and domestic economic and market conditions persist or deteriorate, we may experience further material impacts on our business, operating results and financial condition which could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies.

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our portfolio primarily includes fixed income securities, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices has had an unfavorable impact on our portfolio and has caused us to record impairment charges to our earnings. During the fiscal year ended March 31, 2010 we recorded other-than-temporary impairment charges of $4.1 million. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in the fair value of our investments.

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

The book-to-bill ratio is commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of, or if the order will result in future revenues and the effect of changing lead times on bookings. As lead times increase, customers will place orders sooner, therefore increasing our bookings and book-to-bill ratio.

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

*An important part of our strategy is to focus on the markets for communications equipment. If we change strategy or are unable to further expand our share of these markets or react timely or properly to emerging trends, our revenues may not grow and could decline.

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

Acquiring products, technologies or businesses from third parties or making additional investments in companies we already have an interest in is part of our long-term business strategy. The risks involved with merger and acquisition activities include:

•	potential dilution to our stockholders;

•	use of a significant portion of our cash reserves;

•	diversion of management’s attention from our core business;

•	failure to integrate or potential loss of key employees, particularly those of the acquired companies.

•	difficulty in completing an acquired company’s in-process research or development projects;

•	amortization of acquired intangible assets and deferred compensation;

•	customer dissatisfaction or performance problems with an acquired company’s products or services;

•	adverse effects on existing business relationships with suppliers and customers;

•	costs associated with acquisitions or mergers;

•	difficulties associated with combining or integrating acquired companies and purchased operations, products or technologies;

•	difficulties and risks associated with entering and competing in markets that are unfamiliar to us;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated costs, events or circumstances.

In addition, in the event of any such investments or acquisitions, we could;

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur amortization or impairment expenses related to goodwill and other intangible assets; and

•	incur large and immediate write-offs.

Any of these risks could materially harm our business, financial condition and results of operations.

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values had deteriorated, which had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At June 30, 2011, we had $34.0 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.

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

In January 2011, TPack’s primary supplier of FPGAs announced it had acquired a competitor of TPack. This supplier will continue to provide FPGAs for TPack’s current products and products currently under development, but not for any future products. While we were negotiating with another supplier of FPGAs, they too acquired a competitor of TPack in March 2011. The increased competition from these synergistic acquisitions could adversely affect the future revenue streams as we implement a library strategy where customers can choose either FPGA supplier. We recently finalized the purchase price allocation for the TPack acquisition. The financial forecasts and other assumptions used to evaluate the acquisition that is included as part of the overall reporting unit may not materialize as expected.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal year ended March 31, 2010, we recorded $4.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At June 30, 2011, the unrealized losses on these securities that were not written down as an other-than-temporary impairment charge were approximately $1.1 million. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

*Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs, including recent restructuring initiatives announced in January 2010 and April 2011. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our customers or competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation, increase our expenses and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that we will not undertake additional restructuring activities, that any of our restructuring efforts will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities.

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

Our future success depends to a significant extent upon the continued service of our senior management personnel and successful succession planning. The loss of key senior executives could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. We face the risks associated with our former employees assisting their new employers to recruit our key talent, in violation of their non-solicitations covenants to us, as well as allegations by other companies that we have unlawfully solicited their employees to join us. There may be significant costs associated with recruiting, hiring and retaining personnel. Periods of contraction in our business may inhibit our ability to attract and retain our personnel. As we respond to declining revenues and/or implement additional cost improvement measures such as reductions in force, our remaining key employees may lose confidence in the future performance of the Company and decide to leave. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

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

Litigation may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. As the Company’s products and IP become instantiated in more and more customer products and applications, and as patent infringement litigation brought by Company competitors, non-practicing entities (also known as “patent trolls”) and patent-licensing companies is on the rise, AppliedMicro is at an increased risk of being named as a defendant in such lawsuits or of having its IP records subpoenaed in patent litigation between third and parties. Such litigation could result in substantial costs and diversion of resources, including the attention of our management and technical personnel, and could have a material adverse effect on our business, financial condition and results of operations. We may be accused of infringing on the intellectual property rights of third parties. We have certain indemnification obligations to our customers, or our customers may improperly assert we have certain duties to indemnify them, with respect to the infringement of third-party intellectual property rights by our products. We cannot assure you that infringement claims by third parties or claims for indemnification by customers or end users resulting from infringement claims will not be asserted in the future, or that such assertions will not harm our business.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
April 1 — April 30, 2011	310	$9.98	310	$44,280
May 1 — May 31, 2011	—	—	—	44,280
June 1 — June 30, 2011	—	—	—	44,280

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
Total shares repurchased	310	$9.98	310

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.4(1)^	Amendment No. 1 to Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated November 8, 2010.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(5)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^	The Company has requested confidential treatment for certain portions of the agreement and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(4)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 1, 2011

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

2.4(1)^	Amendment No. 1 to Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation and Veloce Technologies, Inc., dated November 8, 2010.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(5)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^	The Company has requested confidential treatment for certain portions of the agreement and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(4)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.