Form 10-Q
period 2011-09-30
APPLIED MICRO CIRCUITS CORP
filed 2011-11-07
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

As of September 30, 2011, 60,858,734 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2011	March 31, 2011
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$51,783	$84,402
Short-term investments-available-for-sale	61,914	83,649
Accounts receivable, net	28,083	19,997
Inventories	18,727	26,561
Other current assets	24,856	16,784

Total current assets	185,363	231,393
Property and equipment, net	36,854	32,023
Goodwill	13,183	13,183
Purchased intangibles	19,292	23,388
Other assets	11,381	8,670

Total assets	$266,073	$308,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,560	$24,431
Accrued payroll and related expenses	6,322	7,261
Other accrued liabilities	11,890	12,748
Deferred revenue	1,847	2,407

Total current liabilities	37,619	46,847
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at September 30, 2011 and March 31, 2011
Issued and outstanding shares — 60,859 at September 30, 2011 and 63,666 at March 31, 2011	609	637
Additional paid-in capital	5,867,660	5,891,036
Accumulated other comprehensive loss	(3,520)	(1,597)
Accumulated deficit	(5,636,295)	(5,628,266)

Total stockholders’ equity	228,454	261,810

Total liabilities and stockholders’ equity	$266,073	$308,657

Note: Amounts have been derived from the March 31, 2011 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$64,929	$65,953	$125,773	$126,763
Cost of revenues	27,704	23,435	54,035	45,920

Gross profit	37,225	42,518	71,738	80,843
Operating expenses:
Research and development	29,609	27,339	57,977	53,116
Selling, general and administrative	8,941	13,087	21,497	24,711
Amortization of purchased intangible assets	803	1,079	1,902	2,084
Restructuring (recoveries) charges, net	(40)	164	873	533

Total operating expenses	39,313	41,669	82,249	80,444

Operating (loss) income	(2,088)	849	(10,511)	399
Interest income, net	1,469	2,666	2,750	4,581
Other income, net	48	436	123	602

(Loss) income before income taxes	(571)	3,951	(7,638)	5,582
Income tax expense	581	376	391	616

Net (loss) income	$(1,152)	$3,575	$(8,029)	$4,966

Basic (loss) income per share	$(0.02)	$0.05	$(0.13)	$0.08

Shares used in calculating basic net (loss) income per share	62,526	65,752	63,202	65,879

Diluted (loss) income per share	$(0.02)	$0.05	$(0.13)	$0.07

Shares used in calculating diluted net (loss) income per share	62,526	68,021	63,202	68,378

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2011	2010
Operating activities:
Net (loss) income	$(8,029)	$4,966
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	3,840	3,639
Amortization of purchased intangibles	4,096	7,432
Stock-based compensation expense:
Stock options	2,579	2,076
Restricted stock units	4,723	5,745
Contingent consideration adjustment	(2,267)	—
Capitalization of mask set cost	—	(1,177)
Net gain (loss) on disposals of property	10	(320)
Changes in operating assets and liabilities:
Accounts receivable	(8,086)	850
Inventories	7,834	(2,170)
Other assets	(7,159)	(1,515)
Accounts payable	(5,908)	321
Accrued payroll and other accrued liabilities	55	2,503
Deferred revenue	(560)	186

Net cash (used for) provided by operating activities	(8,872)	22,536

Investing activities:
Purchases of short-term investments	(67,735)	(90,012)
Proceeds from sales and maturities of short-term investments	87,746	36,132
Purchase of property and equipment	(9,757)	(5,987)
Proceeds from sale of property and equipment	—	345
Purchases of strategic equity investment	(2,500)	—
Proceeds from the sale of strategic equity investment	—	4,991
Funding of note receivable	(1,000)	—
Purchase of a business, net of cash acquired	—	(31,484)

Net cash provided by (used for) investing activities	6,754	(86,015)

Financing activities:
Proceeds from issuance of common stock	2,952	4,036
Funding of restricted stock units withheld for taxes	(2,441)	(2,361)
Repurchase of common stock	(20,852)	(23,112)
Funding of structured stock repurchase agreements	(10,000)	(10,000)
Funds received from structured stock repurchase agreements, including gains	—	15,512
Other	(160)	(356)

Net cash used for financing activities	(30,501)	(16,281)

Net decrease in cash and cash equivalents	(32,619)	(79,760)
Cash and cash equivalents at beginning of year	84,402	122,526

Cash and cash equivalents at end of year	$51,783	$42,766

Supplementary cash flow disclosures:
Cash paid for income taxes	$22	$142

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AMCC”, “APM”, “AppliedMicro” or the “Company”), its wholly-owned subsidiaries and Veloce Technologies, Inc. (“Veloce”), the Company’s variable interest entity (“VIE”) of which the Company is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its strategic alliances for potential classification as variable interest entities by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses. The Company determined that it is the primary beneficiary of one variable interest entity and has included the accounts of this entity in the condensed consolidated financial statements (see Note 7). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its capitalized mask sets, which affects cost of goods sold and property and equipment or R&D expenses, if not capitalized; inventory valuation, warranty liabilities, and revenue reserves, which affects revenues, cost of sales and gross margin; allowance for doubtful accounts, which affects operating expenses; the unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income, net; the valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles and impairments of goodwill; the contingent consideration, which affects operating expenses; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects operating expenses; the valuation of deferred income taxes, which affects income tax expense; and stock-based compensation, which affects gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Recent Accounting Pronouncements

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. ASU 2011-05 increases the prominence of other comprehensive income in financial statements. Under ASU 2011-05, companies will have the option to present the components of net income and comprehensive income in either one or two consecutive financial statements. ASU 2011-05 eliminates the option to present other comprehensive income in the statement of changes in equity and is applied retrospectively. For public companies, ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

In September 2011, the FASB issued ASU 2011-08, Intangibles, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendment will be effective for tests done for fiscal years that start after December 15, 2011. Early adoption is permitted. The changes to FASB ASC 350-20 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. The amendment also includes guidance on how the amended test should be carried out. The Company does not expect this to have a material impact on its financial statements.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	September 30, 2011	March 31, 2011
	(In thousands)
Accounts receivable	$29,402	$21,321
Less: allowance for doubtful accounts	(1,319)	(1,324)

	$28,083	$19,997

Inventories:

	September 30, 2011	March 31, 2011
	(In thousands)
Finished goods	$14,588	$21,255
Work in process	3,216	4,334
Raw materials	923	972

	$18,727	$26,561

Other current assets:

	September 30, 2011	March 31, 2011
	(In thousands)
Prepaid expenses	$17,425	$12,972
Supplier receivable	2,156	—
Executive deferred compensation assets	1,928	2,003
VAT receivable	1,855	377
Deposits	900	749
Other	592	683

	$24,856	$16,784

Property and equipment:

	Useful Life	September 30, 2011	March 31, 2011
	(In years)	(In thousands)
Machinery and equipment	3-7	$31,891	$29,837
Leasehold improvements	1-15	14,627	12,783
Computers, office furniture and equipment	3-7	42,416	37,664
Buildings	31.5	2,756	2,756
Land	N/A	9,800	9,800

		101,490	92,840
Less: accumulated depreciation and amortization		(64,636)	(60,817)

		$36,854	$32,023

Goodwill and purchased intangibles:

Goodwill is as follows:

(In thousands)
Gross	$4,441,026
Accumulated amortization and impairments	(4,441,026)

Net, as of March 31, 2010	—
Goodwill related to TPack acquisition (see note 10)	13,183

Net, as of March 31, 2011 and September 30, 2011	$13,183

Purchased intangibles were as follows:

	September 30, 2011				March 31, 2011
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$441,300	$(427,696)	$13,604	5.1	$441,300	$(425,502)	$15,798	5.2
Customer relationships	12,830	(7,731)	5,099	3.1	12,830	(6,581)	6,249	3.5
Patents/core technology rights/tradename	63,206	(62,617)	589	2.0	63,206	(61,865)	1,341	1.5

	$517,336	$(498,044)	$19,292		$517,336	$(493,948)	$23,388

As of September 30, 2011, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal Years Ending March 31,
2012 (remaining)	$1,358	1,300	2,658
2013	2,717	1,926	4,643
2014	2,717	1,189	3,906
2015	2,717	904	3,621
2016	2,717	369	3,086
2017 and thereafter	1,378	—	1,378

Total	$13,604	$5,688	$19,292

Other assets:

	September 30, 2011	March 31, 2011
	(In thousands)
Non-current portion of prepaid expenses	$6,548	$7,340
Strategic investments	3,833	1,330
Note receivable	1,000	—

	$11,381	$8,670

Strategic Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s condensed consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the six months ended September 30, 2011, the Company invested $2.5 million in a non-marketable equity investment and this amount was carried at cost.

Short-term investments:

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments (in thousands):

	September 30, 2011				March 31, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$17,569	$—	$—	$17,569	$8,766	$—	$—	$8,766
Cash equivalents	34,214	—	—	34,214	75,636	—	—	75,636
U.S. Treasury securities and agency bonds	11,698	13	12	11,699	9,685	4	58	9,631
Corporate bonds	5,583	34	20	5,597	6,428	32	48	6,412
Mortgage-backed and asset-backed securities*	8,467	362	92	8,737	9,281	271	45	9,507
Mutual funds	—	—	—	—	17,611	—	—	17,611
Closed-end bond funds	26,401	3,865	1,781	28,485	29,255	5,561	1,186	33,630
Preferred stock	6,208	1,188	—	7,396	6,209	649	—	6,858

	$110,140	$5,462	$1,905	$113,697	$162,871	$6,517	$1,337	$168,051

Reported as:
Cash and cash equivalents				$51,783				$84,402
Short-term investments available-for-sale				61,914				83,649

				$113,697				$168,051

*	At September 30, 2011 and March 31, 2011, approximately $5.6 million and $6.5 million of the estimated fair value presented were mortgage-backed securities, respectively.

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2011				March 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$17,569	$—	$—	$17,569	$8,766	$—	$—	$8,766
Cash equivalents	34,214	—	—	34,214	75,636	—	—	75,636
U.S. Treasury securities and agency bonds	11,699	—	—	11,699	9,631	—	—	9,631
Corporate bonds	—	5,597	—	5,597	—	6,412	—	6,412
Mortgage-backed and asset-backed securities	—	8,737	—	8,737	—	9,507	—	9,507
Mutual funds	—	—	—	—	17,611	—	—	17,611
Closed-end bond funds	28,485	—	—	28,485	33,630	—	—	33,630
Preferred stock	—	7,396	—	7,396	—	6,858	—	6,858

	$91,967	$21,730	$—	$113,697	$145,274	$22,777	$—	$168,051

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the three and six months ended September 30, 2011.

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

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	September 30, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$—	$—	$—	$—
Mature in 1 – 2 years	4,114	4,109	2,075	2,065
Mature in 3 – 5 years	14,890	14,862	13,991	13,902
Mature after 5 years	6,744	7,062	9,328	9,583

	$25,748	$26,033	$25,394	$25,550

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of September 30, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$6,476	$12	$—	$—	$6,476	$12
Corporate bonds	2,182	20	—	—	2,182	20
Mortgage-backed and asset-backed securities	1,919	34	364	58	2,283	92
Closed-end bond funds	382	54	6,199	1,727	6,581	1,781

	$10,959	$120	$6,563	$1,785	$17,522	$1,905

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$6,227	$58	$—	$—	$6,227	$58
Corporate bonds	3,672	48	—	—	3,672	48
Mortgage-backed and asset-backed securities	2,105	45	—	—	2,105	45
Closed-end bond funds	7,951	1,186	—	—	7,951	1,186

	$19,955	$1,337	$—	$—	$19,955	$1,337

Other-Than-Temporary Impairment

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges, for the three and six months ended September 30, 2011 and for the fiscal year ended March 31, 2011. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until its estimated recovery of amortized cost. As of September 30, 2011 and March 31, 2011, the Company also had $5.5 million and $6.5 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

Other accrued liabilities:

	September 30, 2011	March 31, 2011
	(In thousands)
Customer deposits*	$2,909	$953
Employee related liabilities	2,203	2,306
Executive deferred compensation	1,928	2,003
Income taxes	1,082	1,157
Contingent consideration (see note 10)	883	3,150
Professional fees	485	735
Other	2,400	2,444

	$11,890	$12,748

*	The increase was primarily due to the timing of contractual point of sales credits to the Company’s distributors.

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Beginning balance	$197	$169	$176	$169
Charged to costs of revenues	99	25	305	41
Charges incurred	(52)	(27)	(237)	(43)

Ending balance	$244	$167	$244	$167

Interest income, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Interest income	$1,127	$1,564	$2,089	$3,085
Net realized gain on short-term investments	342	1,102	661	1,496

	$1,469	$2,666	$2,750	$4,581

Other income, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net gain (loss) on disposals of property	$—	$312	$(10)	$320
Other, net	48	124	133	282

	$48	$436	$123	$602

Net (loss) income per share:

Shares used in basic net (loss) income per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of restricted stock units (“RSUs”) and outstanding warrants. However, potentially issuable common shares are not used in computing diluted net loss per share as their effect would be anti-dilutive due to the loss recorded for the three and six months ended September 30, 2011. The reconciliation of shares used to calculate basic and diluted net (loss) income per share consists of the following (in thousands, except per share data):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(1,152)	$3,575	$(8,029)	$4,966

Shares used in net (loss) income per share computation:
Weighted average common shares outstanding, basic	62,526	65,752	63,202	65,879
Net effect of dilutive common share equivalents	—	2,269	—	2,499

Weighted average common shares outstanding, diluted	62,526	68,021	63,202	68,378

Basic net (loss) income per share	$(0.02)	$0.05	$(0.13)	$0.08

Diluted net (loss) income per share	$(0.02)	$0.05	$(0.13)	$0.07

The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 9.9 million and 7.8 million equivalent shares for the three and six months ended September 30, 2011, respectively, and 3.7 million equivalent shares for both the three and six months ended September 30, 2010 have been excluded from the net (loss) income per share computation.

The effect of dilutive securities (comprised of options and restricted stock units) totaling 0.1 million and 0.6 million equivalent shares for the three and six months ended September 30, 2011, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the period. Total equivalent shares excluded from the net (loss) income per share computation is 10.0 million and 8.4 million equivalent shares for the three and six months ended September 30, 2011, respectively, and 3.7 million equivalent shares for both the three and six months ended September 30, 2010.

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

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Total
Liability, March 31, 2010	$393	$190	$583

Restructuring charges	486	112	598
Cash payments	(831)	(284)	(1,115)
Reductions to estimated liability	(48)	(18)	(66)

Liability, March 31, 2011	$—	$—	$—

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Total
Restructuring charges	913	—	913
Cash payments	(816)	—	(816)
Reductions to estimated liability	(40)	—	(40)

Liability, September 30, 2011	$57	$—	$57

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

The January 2010 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved some of its functions offshore, which will allow it to be much closer to its third party subcontract manufacturers, thus reducing costs by taking advantage of its global cost structure and improving efficiencies by eliminating the delays inherent in working in different time zones. The January 2010 restructuring plan includes eliminating or relocating 63 positions. As a result of the January 2010 restructuring program, the Company recorded a charge of $1.0 million, consisting of $0.6 million for employee severances and $0.4 million for an asset impairment in the fiscal year ended March 31, 2010. During the fiscal year ended March 31, 2011, the Company recorded an additional charge of $0.5 million for employee severances and paid all its remaining liabilities related to this restructuring program.

April 2011 Restructuring Program

The April 2011 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved more of its functions offshore, which will allow it to be closer and more connected to its customer’s third party subcontract manufacturers. The April 2011 restructuring plan includes eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, the Company recorded a charge of $0.9 million for employee severances during the six months ended September 30, 2011.

4. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax where applicable, are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(1,152)	$3,575	$(8,029)	$4,966
Change in unrealized (loss) gain on investments	(2,176)	204	(1,724)	1,634
Release upon disposition of investment with cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	—	105	—	173
Loss on foreign currency translation	(108)	(325)	(199)	(367)

	$(3,436)	$3,559	$(9,952)	$6,406

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

Common Stock

At September 30, 2011, the Company had 375.0 million shares authorized for issuance and approximately 60.9 million shares issued and outstanding. At March 31, 2011, there were approximately 63.7 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended September 30, 2011 and 2010, 0.4 million and 0.2 million shares, respectively, were issued under this plan. At September 30, 2011, 5.7 million shares had been issued under this plan and 0.6 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the six months ended September 30, 2011, approximately 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. During the six months ended September 30, 2010, 2.1 million shares were repurchased on the open market at a weighted average price of $11.25 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.2 million shares at a weighted average price of $10.08 per share. All repurchased shares were retired upon delivery to the Company.

In February 2011, the Company entered into a Rule 10b5-1 plan to repurchase up to 3.0 million shares of its common stock at various price parameters. The Company cancelled this Rule 10b5-1 plan in May 2011. Included in the open market repurchases during the three months ended September 30, 2011 are 0.3 million shares that were repurchased under this Rule 10b5-1 plan at a weighted average price of $9.98 per share. At the time this Rule 10b5-1 plan was cancelled, the Company repurchased 1.0 million shares at a weighted average price of $10.00 per share under this Rule 10b5-1 plan.

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

During the six months ended September 30, 2011 and 2010, the Company entered into structured stock repurchase agreements totaling $10.0 million during each period. For those agreements that had been settled during the six months ended September 30, 2011, the Company received 1.0 million in shares of its common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements. For those agreements that had been settled during the six months ended September 30, 2010, the Company received $15.5 million in cash (including contracts entered into the previous fiscal year) and 0.5 million in shares of its common stock at an effective purchase price of $10.01 per share. At September 30, 2011, the Company had no outstanding structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $277.5 million. Upon settlement of these agreements, as of September 30, 2011, the Company received $179.8 million in cash and 10.0 million shares of its common stock at an effective purchase price of $9.78 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of September 30, 2011 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	172,958	17,158	10.08
Structured stock repurchase agreements*	110,517	9,989	11.06

Total repurchases	$283,475	27,147	$10.44

Available for repurchase	$16,525

*	The amounts above do not include gains recorded to additional paid-in-capital of $12.8 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $9.78 per share and for total repurchases would have been $9.97 per share.

Stock Options

The Company has granted stock options to employees and non-employee directors under several plans. These option plans include two stockholder-approved plans (the 1992 Stock Option Plan (the “1992 Plan”) and 1997 Directors’ Stock Option Plan) and four plans not approved by stockholders (the 2000 Equity Incentive Plan (the “2000 Plan”), Cimaron Communications Corporation’s 1998 Stock Incentive Plan assumed in the fiscal 1999 merger, and JNI Corporation’s 1997 and 1999 Stock Option Plans assumed in the fiscal 2004 merger). Certain other outstanding options were assumed through the Company’s various acquisitions.

In April 2011, the Compensation Committee and the Board of Directors approved the Company’s 2011 Equity Incentive Plan (“2011 Plan”). The Company’s stockholders approved the 2011 Plan during its August 2011 annual meeting. The 2011 Plan serves as a successor to the 1992 Plan and no additional equity awards will be granted under the 1992 Plan. The total number of shares of common stock reserved for issuance under the 2011 Plan will consist of 4.2 million shares plus up to 10.9 million shares subject to any stock awards under the 1992 Plan or the 2000 Plan that terminate or are forfeited or repurchased and would otherwise be returned to the share reserve under the 1992 Plan or the 2000 Plan, respectively.

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

At September 30, 2011 and March 31, 2011, there were no outstanding shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans during the six months ended September 30, 2011 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	5,390	$11.90
Granted	250	10.10
Exercised	(48)	4.86
Forfeited	(1,133)	16.25

Outstanding at the end of the period	4,459	$10.76

Vested and expected to vest during the remaining recognition period	4,371	$10.79

Vested at the end of the period	3,025	$11.75

At September 30, 2011, the weighted average remaining contractual term for options outstanding is 4.5 years and for options vested is 4.1 years.

The aggregate pretax intrinsic value of options exercised during the six months ended September 30, 2011 was $0.2 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2011 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.52 - $ 7.12	1,064	4.15	$6.25	474	$5.90
7.13 - 8.08	942	5.00	7.74	724	7.74
8.09 - 11.86	936	5.89	10.56	439	10.47
11.87 - 14.40	910	4.15	12.95	781	13.06
14.41 - 52.52	607	2.43	20.36	607	20.36

$ 0.52 - $52.52	4,459	4.46	$10.76	3,025	$11.75

As of September 30, 2011, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $0.1 million and options outstanding were $0.1 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $5.37 on September 30, 2011.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) pursuant to the 1992 Plan and the 2000 Plan as part of its regular annual employee equity compensation review program as well as to new hires. Each RSU is an equity award that, upon vesting, will deliver to the holder one share of the Company’s common stock. Generally, RSUs will vest on a quarterly basis over four years from the date of hire, provided that no shares will vest during the first year, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the following 12 quarters.

In May 2009, the Company issued three-year performance-based RSU grants, or “EBITDA Grants.” Vesting for the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. For the fiscal years ended March 31, 2011 and 2010, approximately 36% and 34%, respectively, of the three-year performance pool has vested because the Company’s performance exceeded its “stretch” EBITDA target. For the fiscal year ending March 31, 2012, up to the remaining 30% of the three-year performance pool can vest, after adjusting for individual performance factors. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense.

In April 2011, the Committee authorized additional three-year performance-based RSU grants, or “EBITDA2 Grants”. EBITDA2 Grants are similar to the EBITDA Grant program introduced in 2009 with one major exception. For Vice Presidents, the Company EBITDA attainment scale must be 50% or more for RSU share vesting to occur in that year. As with the previous EBITDA program, unearned amounts based on Company performance will roll over to the subsequent year, offering a “make-up” opportunity based on future company performance and unvested RSU shares remaining at the end of the three-year program period will expire unvested. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense.

Restricted stock unit activity during the six months ended September 30, 2011 is set forth below (in thousands):

Restricted Stock Units Outstanding Number of Shares
Outstanding at the beginning of the year	3,074
Awarded	5,052
Vested	(1,352)
Cancelled	(473)

Outstanding at the end of the period	6,301

The weighted average remaining contractual term for the restricted stock units outstanding as of September 30, 2011 was 1.5 years.

As of September 30, 2011, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $33.8 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $5.37 on September 30, 2011.

The aggregate pretax intrinsic value of RSUs released during the six months ended September 30, 2011 was $12.8 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

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

The warrant expires on July 15, 2014 and has an exercise price of $0.01 per share. The warrant was 49% vested as of September 30, 2011. The remaining shares will vest quarterly through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Veloce will sell the committed shares and distribute the proceeds to its employees. Therefore, the Company has recognized stock-based compensation expense which is included in R&D expense and recorded a corresponding liability for the amount to be distributed as of September 30, 2011. Any committed shares not sold are adjusted to fair market value at the end of the period and the adjustment is recognized in stock-based compensation expense. No stock-based compensation expense has been recognized for the portion of the warrants that have been retained by Veloce.

6. STOCK-BASED COMPENSATION

The Company estimates the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation, excluding RSUs, which we use the fair market value of our common stock on the date of grant. The Black-Scholes option-pricing model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price, volatility over the expected life of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended September 30,
	Employee Stock Options		Employee Stock Purchase Plans
	2011*	2010	2011	2010
Expected life (years)	—	3.8	0.5	0.5
Risk-free interest rate	—%	1.0%	0.2%	0.2%
Volatility	—%	56%	55%	57%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$—	$5.25	$1.92	$3.70

*	The Company did not grant options during the three months ended September 30, 2011.

The weighted average grant-date fair value per share of the restricted stock units awarded was $5.86 and $9.87 during the three and six months ended September 30, 2011, respectively, compared to $10.99 and $10.77 during the three and six months ended September 30, 2010, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Effective April 1, 2011, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.6% to 6.8% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense by type of award
Stock options (including employee stock purchase program)	$992	$1,087	$2,561	$2,083
Restricted stock units	2,103	2,871	4,709	5,754

Total stock-based compensation	3,095	3,958	7,270	7,837
Stock-based compensation expensed from (capitalized to) inventory	29	17	32	(16)

Total stock-based compensation expense	$3,124	$3,975	$7,302	$7,821

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Stock-based compensation expense by cost centers
Cost of revenues	$69	$163	$177	$348
Research and development	1,726	1,931	4,114	3,902
Selling, general and administrative	1,300	1,864	2,979	3,587

Total stock-based compensation	$3,095	$3,958	$7,270	$7,837
Stock-based compensation expensed from (capitalized to) inventory	29	17	32	(16)

Total stock-based compensation expense	$3,124	$3,975	$7,302	$7,821

Stock-based compensation expense will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016 related to unvested share-based payment awards at September 30, 2011 is $17.6 million, which includes stock-based compensation for Veloce, the Company’s VIE. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

7. VELOCE

In November 2010, the Company and Veloce Technologies, Inc., a Delaware corporation (“Veloce”), amended certain agreements, initially entered into in May 2009, pursuant to which Veloce has agreed to perform product development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock, which will vest in quarterly increments through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, the Company has recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in the Company’s consolidated financial statements. The warrant was 49% vested as of September 30, 2011. In addition, Veloce has granted options to purchase shares of Veloce common stock pursuant to its own stock incentive plan. Stock-based compensation expense recognized in connection with this plan was not material and is included in R&D expense.

Under the amended merger agreement between the Company and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, the Company agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. The Company also has the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to additional adjustments. The final price would be based upon the achievement and timing of multiple development and performance milestones. Though the Company has announced it has achieved core functionality of its processor core in a field programmable gate array (“FPGA”), it is still not determinable if and when the multiple development and performance milestones will be achieved. Accordingly, since at this time the eventual outcome is not determinable, the Company is unable to provide a narrower range for the estimated merger consideration. The Company will update the range in the future when additional relevant information is available. The form of consideration used for the merger, cash or the Company’s stock, would be determined by the Company at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions set forth in the agreement. The amended agreements permit the Company to appoint two individuals to serve on Veloce’s Board of Directors and Board committees. The Company’s chief executive officer and another member of the Company’s Board of Directors have been appointed to Veloce’s Board of Directors. As of September 30, 2011, the performance milestones and delivery schedules set forth under the merger and other agreements are not considered probable of being achieved.

In addition, the Company has provided Veloce with a $1.5 million loan, to be forgiven over eight quarters beginning on March 31, 2011. If Veloce commits a material breach of the merger agreement, then the remaining outstanding principal amount of the promissory note evidencing the loan plus accrued interest will become due to the Company. If the Company commits a material breach of the merger agreement, then the remaining outstanding principal amount of the note and accrued interest is to be forgiven by the Company. The $1.5 million promissory note is eliminated upon consolidation. Through September 30, 2011, approximately $0.6 million relating to this loan has been forgiven. Pursuant to the product development agreement, as amended, the Company will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, the Company agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the development agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012. The Company will recognize the payments as R&D expenses when such operating costs have been incurred by Veloce. The Company recognized $2.9 million and $6.2 million as research and development expense relating to Veloce during the three and six months ended September 30, 2011, respectively, compared to $2.3 million and $4.4 million during the three and six months ended September 30, 2010, respectively. The Company also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

8. CONTINGENCIES

Legal Proceedings

The Company acquired JNI Corporation (“JNI”) in October 2003. In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleged that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with JNI’s public offerings. This lawsuit was among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” Pursuant to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), in mid-2009 a settlement was reached in all of the cases. In October 2009, the Court issued an order granting final approval of the settlement and dismissing the case. The settlement did not have a material impact on the Company. The Court subsequently issued a final judgment. Several appeals of the settlement and judgment were filed between October 29 and November 4, 2009. Should the settlement be overturned on appeal and the final judgment vacated, the Company could be exposed to additional liabilities and such liability, if any, could not be reasonably estimated at this time.

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between the EPA and OPOG to study contamination and evaluate cleanup options at the Omega Site. In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. Efforts to remediate the soil and groundwater at the Omega Site are underway and are expected to be ongoing for several years. In addition, OPOG and the EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site and it is anticipated they will in the future enter into a remediation consent decree with the Court regarding such plume. In November 2007, Angeles Chemical Company filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In 2010, certain PRPs challenged the criteria previously used to allocate liability among the PRPs and, in early 2011, the OPOG established an allocation committee that is evaluating changes to the structure which, if approved, could increase the Company’s overall share of liability within the PRP group. In February 2011, a toxic tort litigation (the “Aguirre Litigation”) was commenced against Omega and OPOG in Los Angeles Superior Court by a group of employees of the Tri-Cities Regional Occupational Program located near the Omega Site. The plaintiffs claim, among other things, negligence, unlawful discharge of pollutants and public nuisance, and seek monetary damages for a variety of alleged injuries. In October 2011, OPOG agreed to secure a financial assurance of up to $8.0 million in connection with defense costs and potential liability relating to the Aguirre Litigation. The Company’s exposure from the financial assurance is limited to its contribution allocation used for remediation costs. Trial is currently scheduled to commence in June 2012. Given that the Aguirre Litigation is in its early phases, there is no estimate of total potential liability. Liability, if any, stemming from this litigation could flow through to the PRPs, most likely pursuant to the same allocation formulae used for the remediation costs. Although the Company considers a loss relating to the Omega Site probable, its share of any obligation for the remediation of the Omega Site is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.6% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

AppliedMicro TPack A/S, the Company’s wholly-owned subsidiary acquired in September 2010 (“TPack”), is involved in a contract dispute with Xtera Communications Inc. and its subsidiary Meriton Networks Canada Inc. (collectively, “Xtera”), regarding a software development and licensing agreement the parties entered into in September 2006. In August 2009, Xtera filed an action against TPack in the United States District Court for the Eastern Division of Texas, which was dismissed in October 2010 for lack of jurisdiction. In September 2009, TPack filed an action against Xtera in the Ontario Superior Court of Justice in Canada, which action was resumed in March 2011 following dismissal of the Texas action. In the Canadian action, TPack seeks contract damages from Xtera of approximately $1.0 million plus pre-judgment interest and expenses. In April 2011, Xtera filed a statement of defense and counter claim with the Ontario court, in which Xtera denies liability to TPack and seeks reimbursement of approximately $1.7 million in development fees and royalties previously paid to TPack, plus pre-judgment interest and expenses. The Company does not currently anticipate that the TPack/Xtera legal proceedings will have a material adverse effect on TPack, the Company or their respective operations.

9. INCOME TAXES

The total amount of unrecognized tax benefits as of April 1, 2011, was $40.8 million, including interest and penalties. During the three and six months ended September 30, 2011, additional unrecognized tax benefits of $26,000 and $64,000 were recorded, respectively. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three and six months ended September 30, 2011 and 2010. The Company’s income tax expense during the three and six months ended September 30, 2011 was $0.6 million and $0.4 million, respectively, as compared to $0.4 million and $0.6 million during the three and six months ended September 30, 2010, respectively. The decrease in the income tax expense recorded for the six months ended September 30, 2011 compared to September 30, 2010, was primarily related to the recognition of a discrete state tax liability recorded in September 30, 2010 as a result of an audit. Additionally, in applying the exception to the general principle of intra-period tax allocations under ASC 740-10, the Company considered income recognized in other comprehensive income. Accordingly, the allocation of the current quarter tax provision included reversing a $0.4 million tax benefit arising from the loss from continuing operations in the previous quarter and the offsetting entry was allocated to other comprehensive income.

10. ACQUISITION OF TPACK A/S

In September 2010, the Company acquired all of the shares of TPack A/S (“TPack”), a corporation organized under the laws of Denmark. The Company believes the acquisition of TPack (subsequently renamed AppliedMicro TPack A/S), a provider of silicon intellectual property for mapping and switching functions to leading telecom and networking equipment suppliers, will enable AppliedMicro to expand its presence and customer relationships in the rapidly growing OTN and Carrier Ethernet markets.

The total consideration paid at the closing of the transaction (the “Closing”) was approximately $32 million, exclusive of $0.5 million cash acquired. Approximately $5 million was withheld in escrow for indemnity agreements and is included in the purchase price allocation. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack during the 18 month period following the Closing. The Company calculated and recorded the initial fair value of the contingent consideration liability based on a weighted probability assessment. The liability will continue to be measured at fair value at the end of each reporting period. At September 30, 2011, the Company reduced the estimated fair value of the contingent consideration liability to approximately $0.9 million, primarily due to revised TPack revenue forecasts and weighted probability assessments. As a result, the Company recorded an approximately $2.3 million reduction to selling, general and administrative expense.

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

	Estimated Useful Life (In years)	Purchase price (In thousands)
Purchased intangible assets
Developed Technology	6	$15,350
Existing customer contracts	5	4,000
Partner relationship	2	2,500
Trademarks and tradenames	3	650
Covenants not-to-compete	3	250
In-process R&D	6	950
Goodwill (non tax deductible)		13,183
Contingent consideration (payable)		(3,150)
Net liabilities		$(1,699)

Cash consideration		32,034
Contingent consideration		3,150

The total consideration issued in the acquisition		$35,184

The fair values of the TPack intangible assets were determined using the income approach with significant inputs that are not observable in the market. Key assumptions included expected future cash flows and discount rates consistent with the assessment of risk. Purchased intangible assets, including IPR&D, are amortized using a method that reflects the pattern in which the economic benefits of the intangible assets are consumed or otherwise used, or if that pattern cannot be reliably determined, using a straight-line amortization method. The Company began amortizing the IPR&D during the three months ended September 30, 2011 because the associated products have been completed and there were no material changes to the initial cost to complete estimates for the completed products.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net revenues	$64,929	$67,385	$125,773	$129,660
Net (loss) income	(1,152)	3,291	(8,029)	4,067

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying condensed consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2011 and 2010. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the datacenter, enterprise and telecommunications applications. Our customer focus is on the OEMs and telecommunications companies that build and connect to datacenters. As of September 30, 2011, our business had two reporting units, Process and Transport.

Since the start of fiscal 2010, we have invested a total of $254.8 million in the R&D of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced.

The following tables present a summary of our results of operations for the three and six months ended September 30, 2011 and 2010 (dollars in thousands):

	$(1,000)	$(1,000)	$(1,000)	$(1,000)	$(1,000)	$(1,000)
	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$64,929	100.0%	$65,953	100.0%	$(1,024)	(1.6)%
Cost of revenues	27,704	42.7	23,435	35.5	4,269	18.2

Gross profit	37,225	57.3	42,518	64.5	(5,293)	(12.4)
Total operating expenses	39,313	60.5	41,669	63.2	(2,356)	(5.7)

Operating (loss) income	(2,088)	(3.2)	849	1.3	(2,937)	(345.9)
Interest and other income, net	1,517	2.3	3,102	4.7	(1,585)	(51.1)

(Loss) income before income taxes	(571)	(0.9)	3,951	6.0	(4,522)	(114.5)
Income tax expense	581	0.9	376	0.6	205	54.5

Net (loss) income	$(1,152)	(1.8)%	$3,575	5.4%	$(4,727)	(132.2)%

	$(1,000)	$(1,000)	$(1,000)	$(1,000)	$(1,000)	$(1,000)
	Six Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$125,773	100.0%	$126,763	100.0%	$(990)	(0.8)%
Cost of revenues	54,035	43.0	45,920	36.2	8,115	17.7

Gross profit	71,738	57.0	80,843	63.8	(9,105)	(11.3)
Total operating expenses	82,249	65.4	80,444	63.5	1,805	2.2

Operating (loss) income	(10,511)	(8.4)	399	0.3	(10,910)	(2,734.3)
Interest and other income, net	2,873	2.3	5,183	4.1	(2,310)	(44.6)

(Loss) income before income taxes	(7,638)	(6.1)	5,582	4.4	(13,220)	(236.8)
Income tax expense	391	0.3	616	0.5	(225)	(36.5)

Net (loss) income	$(8,029)	(6.4)%	$4,966	3.9%	$(12,995)	(261.7)%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.

In November 2009, we also entered into a Patent Purchase Agreement with Acacia Patent Acquisition LLC (“APAC”). Pursuant to this Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies for an aggregate purchase price of $2.5 million payable over two years and a 25% share of royalty payments for assignment of rights under the sale and/or use of the patents. Due to the nature of the payment terms, related revenue is being recorded as the payments are received.

In September 2011, we entered into a manufacturing rights agreement for a one-time fee of $0.9 million.

On a sell-through basis, we had approximately 70 days of inventory in the distributor channel at September 30, 2011 as compared to 67 days at September 30, 2010.

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

For these and other reasons, our net revenue and results of operations for the three and six months ended September 30, 2011 and 2010 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Wintec (global logistics provider) (1)	21%	*	21%	*
Avnet (distributor)	20%	30%	18%	31%
Ericsson	14%	*	10%	*
Flextronics (sub-contract manufacturer)	*	10%	13%	*
Hon Hai (sub-contract manufacturer) (1)	*	14%	*	14%

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future. Distributor revenues for the three and six months ended September 30, 2011 were 34% and 31% of total revenues, as compared to 39% and 42% for the three and six months ended September 30, 2010, respectively. The decrease was primarily due to increased demand from our distributors during three and six months ended September 30, 2010.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2011		2010		2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America (1)	$32,377	49.9%	$22,159	33.6%	$58,411	46.5%	$40,630	32.0%
Taiwan (1)	4,871	7.5	11,357	17.2	9,465	7.5	21,628	17.1
Hong Kong	8,333	12.8	5,393	8.2	12,507	9.9	14,172	11.2
China	1,730	2.7	2,417	3.6	3,090	2.5	4,374	3.5
Europe (2)	8,700	13.4	13,508	20.5	22,675	18.0	23,472	18.5
Other Asia	8,518	13.1	10,140	15.4	19,149	15.2	20,969	16.5
Other	400	0.6	979	1.5	476	0.4	1,518	1.2

	$64,929	100.0%	$65,953	100.0%	$125,773	100.0%	$126,763	100.0%

(1)	The change is primarily due to a major end customer changing its logistics management program.
(2)	The higher revenues during the three months ended September 30, 2010 were primarily due to the timing of shipments on a long term purchase agreement for a product dedicated to one customer.

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(1,152)	$3,575	$(8,029)	$4,966
Adjustment to net (loss) income:
Stock-based compensation expense	3,124	3,975	7,302	7,821
Amortization of purchased intangibles	1,482	3,802	4,096	7,432
Restructuring (recoveries) charges	(40)	164	873	533
Acquisition related (recoveries) expenses*	(2,267)	859	(2,267)	859
Depreciation and amortization	2,423	2,150	4,654	4,428
Interest and other income, net	(924)	(1,414)	(2,268)	(2,587)
Impairment of marketable securities^	(593)	(1,688)	(605)	(2,596)
Other and income tax adjustment	581	376	391	616

Adjusted EBITDA	$2,634	$11,799	$4,147	$21,472

*	The recovery is from the TPack contingent consideration adjustment (see note 10).
^	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.

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

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the order will result in future revenues and the effect of changing lead times on bookings. Our book-to-bill ratio was approximately 0.9 at September 30, 2011 and 2010.

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

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the three and six months ended September 30, 2011 and fiscal year ended March 31, 2011, we did not record any other-than-temporary impairment charges. As of September 30, 2011, we did not record an impairment charge in connection with securities in a loss position (fair value less than carrying value) with unrealized losses of $1.9 million, of which $1.8 million has been at an unrealized loss for greater than 12 months, as we believe that such unrealized losses are temporary. In addition, we also had $5.5 million in unrealized gains.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by SAB Topic 5-BB. To illustrate the sensitivity of inventory valuations to future estimates, as of September 30, 2011, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $0.7 million and increasing our future demand forecast to 18 months would not have any effect on our current inventory valuation.

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

In accordance with ASC Topic 350-10 (“ASC 350-10”) as it relates to Goodwill and Other Intangible Assets, we perform our annual impairment review at the reporting unit level each fiscal year end or more frequently if we believe indicators of impairment are present. We recently finalized the purchase price allocation for the TPack acquisition. ASC 350-10 requires that goodwill and certain intangible assets be assessed for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. Goodwill is allocated to reporting units based upon the type of products under development by the acquired company, which initially generated the goodwill. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. The fair value is determined using a combination of the discounted cash flow analysis and/or market comparisons. The determination of fair value requires significant judgment and estimates. We evaluate the useful lives of our intangible assets each reporting period to determine whether events and circumstances require revising the remaining period of amortization.

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

Mask Costs

We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three and six months ended September 30, 2011, total mask costs of $2.8 million and $4.1 million were incurred, of which $1.7 million and $3.0 million, respectively, was expensed as R&D expense because technological feasibility had not been achieved and the remaining $1.1 million was capitalized during both the three and six months ended September 30, 2011. During the three and six months ended September 30, 2010, total mask costs of $3.0 million and $4.5 million were incurred, of which zero and $1.5 million was expensed as R&D expense because technological feasibility had not been achieved and the remaining $3.0 million and zero was capitalized.

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

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our assumptions for exiting certain facilities, such as estimating sublease incomes, may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. During the three and six months ended September 30, 2011, we recorded net restructuring charges of approximately zero and $0.9 million associated with our restructuring actions, respectively, as compared to approximately $0.2 million and $0.5 million during three and six months ended September 30, 2010, respectively. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges.

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended September 30, 2011 to the Three and Six Months Ended September 30, 2010

Net Revenues. Net revenues for the three and six months ended September 30, 2011 were $64.9 million and $125.8 million, representing a decrease of 1.6% and 0.8% from net revenues of $65.9 million and $126.8 million for the three and six months ended September 30, 2010, respectively. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Process	$32,565	50.2%	$30,935	46.9%	$1,630	5.2%
Transport	32,364	49.8	35,018	53.1	(2,654)	(7.6)

	$64,929	100.0%	$65,953	100.0%	$(1,024)	(1.6)%

	Six Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Process	$64,159	51.0%	$60,418	47.7%	$3,741	6.2%
Transport	61,614	49.0	66,345	52.3	(4,731)	(7.1)

	$125,773	100.0%	$126,763	100.0%	$(990)	(0.8)%

During the three and six months ended September 30, 2011, total revenues remained flat compared to the same periods last year. For the six month period, our processor revenues grew by approximately 6.2% while our transport products declined by 7.1%. The increase in the processor revenues were due to new design wins while the decline in the transport revenues was due primarily to a decline in our licensing revenues from the completion of the Qualcomm Patent Purchase Agreement which ended in March 31, 2011 as well as a drop off of our legacy transport products. We expect revenues for the three months ending December 31, 2011 to decrease approximately 10% to 15% as compared to the three months ended September 30, 2011. Our future revenues could be impacted by various factors, including the duration and the severity of inventory corrections and other factors.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$64,929	100.0%	$65,953	100.0%	$(1,024)	(1.6)%
Cost of revenues	27,704	42.7	23,435	35.5	4,269	18.2

	$37,225	57.3%	$42,518	64.5%	$(5,293)	(12.4)%

	Six Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$125,773	100.0%	$126,763	100.0%	$(990)	(0.8)%
Cost of revenues	54,035	43.0	45,920	36.2	8,115	17.7

	$71,738	57.0%	$80,843	63.8%	$(9,105)	(11.3)%

The gross profit percentage for the three and six months ended September 30, 2011 decreased to 57.3% and 57.0%, compared to 64.5% and 63.8% for the three and six months ended September 30, 2010, respectively. The decrease in our gross margin for the three and six months ended September 30, 2011 was primarily due to an unfavorable product mix of increased Process revenues which has lower gross margins. The decrease in gross margins was also impacted by lower licensing revenues.

The amortization of purchased intangible assets included in cost of revenues during the three and six months ended September 30, 2011 was $1.5 million and $2.2 million compared to $2.7 million and $5.3 million for the three and six months ended September 30, 2010, respectively. The acquisition of TPack has increased our amortization of purchased intangible assets included in cost of revenues by approximately $0.7 million per quarter. Future acquisitions of businesses may result in substantial additional charges, which may impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and six months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Research and development	$29,609	45.6%	$27,339	41.5%	$2,270	8.3%
Selling, general and administrative	$8,941	13.8%	$13,087	19.8%	$(4,146)	(31.7)%

	Six Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Research and development	$57,977	46.1%	$53,116	41.9%	$4,861	9.2%
Selling, general and administrative	$21,497	17.1%	$24,711	19.5%	$(3,214)	(13.0)%

        Research and Development. The overall increase in research and development (“R&D”) expenses is primarily driven by the effect of the consolidation of Veloce, our VIE, our internal costs related to the ARM 64-bit silicon server development effort, and the cost relating to TPack, an entity we acquired in September 2010, offset by a decrease in other R&D expenses. Total consolidated R&D expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The increase in R&D expenses of 8.3% for the three months ended September 30, 2011, compared to the three months ended September 30, 2010 was primarily due to an increase of $0.4 million in personnel cost, $0.7 consumable equipment and software cost, $0.9 million in technology access fees, $0.7 million in printed circuits boards and $0.6 million in new product introduction cost offset by $0.8 million in consumable tools and supplies. The increase in R&D expenses of 9.2% for the six months ended September 30, 2011, compared to the six months ended September 30, 2010, was primarily due to an increase of $1.8 million in personnel costs primarily related to TPack and Veloce, $1.1 million in consumable equipment and software costs, $0.4 million increase in indirect materials, $0.4 million increase in other expenses, $1.1 million in technology access fees, $0.8 million in printed circuit board costs and $1.0 million in new product introduction costs offset by $0.9 million decrease in consumable tools and supplies, $0.5 million in packaging costs and $0.6 million decrease in customer funded non-recurring engineering payments. The overall increase in R&D expense is primarily driven by the effect of the consolidation of Veloce, our VIE, and the cost relating to TPack, an entity that we acquired in September 2010. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Our overall total expenditures, which include amounts spent by Veloce as well as expenses incurred directly by us, related to the ARM 64-bit processor core effort was approximately $7.2 million and $12.4 million for the three and six months ended September 30, 2011, respectively, as compared to approximately $3.9 million and $7.0 million for the three and six months ended September 30, 2010, respectively. The increase is due to the ramping of the ARM 64-bit silicon server project.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses (including stock-based compensation), professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 31.7% for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 was primarily due to a decrease of $0.5 million in contractor cost, $0.6 million in stock based compensation charges, $0.9 million in TPack acquisition cost and a $2.3 million adjustment to decrease the estimated fair value of the contingent consideration related to the TPack acquisition. The decrease in SG&A expenses of 13.0% for the six months ended September 30, 2011 compared to the six months ended September 30, 2010 was primarily due to an increase of $0.7 million in indirect material and services and $0.4 million in professional service fees, offset by a decrease of $0.7 million in contractor cost, $0.6 million in stock based compensation charges, $0.9 million on TPack acquisition cost and a $2.3 million adjustment to decrease the estimated fair value of the contingent consideration related to the TPack acquisition. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three and six months ended September 30, 2011 and 2010, which was included in the tables above (dollars in thousands):

	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000
	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Costs of revenues	$98	0.1%	$180	0.3%	$(82)	(45.6)%
Research and development	1,726	2.7	1,931	2.9	(205)	(10.6)
Selling, general and administrative	1,300	2.0	1,864	2.8	(564)	(30.3)

	$3,124	4.8%	$3,975	6.0%	$(851)	(21.4)%

	$1,000	$1,000	$1,000	$1,000	$1,000	$1,000
	Six Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$209	0.1%	$332	0.3%	$(123)	(37.0)%
Research and development	4,114	3.3	3,902	3.1	212	5.4
Selling, general and administrative	2,979	2.4	3,587	2.8	(608)	(17.0)

	$7,302	5.8%	$7,821	6.2%	$(519)	(6.6)%

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016 related to unvested share-based payment awards at September 30, 2011 is $17.6 million, which includes stock-based compensation from Veloce, our VIE. This expense relates to equity instruments already issued and will not be affected by our future stock price. Vesting of the EBITDA and EBITDA2 Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.5 years. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges. The restructuring charges recorded during the three and six months ended September 30, 2011 and 2010 was primarily for employee severances. During the three and six months ended September 30, 2011, we implemented a restructuring plan as part of our ongoing cost reduction efforts and to better align our global operations to achieve greater efficiencies. We moved more of our functions offshore, which allow us to be closer and more connected to our and our customer’s third party subcontract manufacturers. The April 2011 restructuring plan includes eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, we recorded a charge of $0.9 million for employee severances. We anticipate this restructuring plan will reduce our ongoing net operating expenses by $1.5 million to $2.0 million annually. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges. For additional information on our restructuring activities, see Note 3 of the Notes to Consolidated Financial Statements.

Interest and Other Income, net. The following table presents interest and other income (expense), net for the three and six months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Interest income, net	$1,469	2.3%	$2,666	4.0%	$(1,197)	(44.9)%
Other income, net	$48	(0.1)%	$436	0.7%	$(388)	(89.0)%

	Six Months Ended September 30,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Interest income, net	$2,750	2.2%	$4,581	3.6%	$(1,831)	(40.0)%
Other income, net	$123	0.1%	$602	0.5%	$(479)	(79.6)%

Interest Income, net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The decrease in interest income, net for the three and six months ended September 30, 2011, compared to the three and six months ended September 30, 2010 was primarily due to our lower cash, cash equivalents and short-term investments available-for-sale balances.

Income Taxes. The federal statutory income tax rate was 35% for the fiscal three and six months ended September 30, 2011 and 2010. The decrease in the income tax expense recorded for the six months ended September 30, 2011 compared to September 30, 2010, was primarily related to the recognition of a discrete state tax liability recorded in September 30, 2010 as a result of an audit. Additionally, in applying the exception to the general principle of intra-period tax allocations under ASC 740-10, we considered income recognized in other comprehensive income. Accordingly, the allocation of the current quarter tax provision included reversing a $0.4 million tax benefit arising from the loss from continuing operations in the previous quarter and the offsetting entry was allocated to other comprehensive income.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2011, our principal source of liquidity consisted of $113.7 million in cash, cash equivalents and short-term investments, which is approximately $1.87 per share of outstanding common stock as compared to $2.64 per share at March 31, 2011. Working capital as of September 30, 2011 was $147.7 million. Total cash, cash equivalents, and short-term investments decreased by $54.4 million during the six months ended September 30, 2011, primarily due to funding of our structured stock repurchase agreements for $10.0 million, the repurchases of our common stock for $20.9 million, purchase of property and equipment of $9.8 million, cash used for operations of $8.9 million, a strategic investment of $2.5 million and the funding of restricted stock units withheld for taxes of $2.4 million. At September 30, 2011, we had contractual obligations not included on our balance sheet totaling $33.1 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the six months ended September 30, 2011, we used $8.9 million of cash in our operations compared to generating $22.5 million for the six months ended September 30, 2010. Our net loss of $8.0 million for the six months ended September 30, 2011 included $12.9 million of non-cash charges consisting of $3.8 million of depreciation, $4.1 million of amortization of purchased intangibles and $7.3 million of stock-based compensation, offset by a $2.3 million reduction to the estimated fair value of our contingent consideration. Our net income of $5.0 million for the six months ended September 30, 2010 included $17.7 million of non-cash charges consisting of $3.6 million of depreciation, $7.4 million of amortization of purchased intangibles, $7.8 million of stock-based compensation and a credit of $1.2 million related to the capitalization of prior years mask set costs. The remaining change in operating cash flows for the six months ended September 30, 2011 primarily reflected increases in accounts receivable and other current assets and decreases in inventories, accounts payable, accrued payroll and related expenses, other accrued liabilities and deferred revenue. Our overall days sales outstanding was 40 days and 32 days for the three months ended September 30, 2011 and March 31, 2011, respectively. The increase was primarily due to higher revenue during the three months ended September 30, 2011

We generated $6.8 million in cash from our investing activities during the six months ended September 30, 2011, compared to using $86.0 million during the six months ended September 30, 2010. During the six months ended September 30, 2011, we generated $20.0 million for net short-term investment activities offset by $9.8 million for the purchase of property and equipment, $2.5 million for purchase of strategic investment and $1.0 million in funding of a note receivable. During the six months ended September 30, 2010, we used $53.9 million for short-term investment activities, net, $6.0 million for the purchase of property and equipment and $31.5 million for the acquisition of a business, offset by proceeds of $5.0 million from the sale of a strategic equity investment.

We used $30.5 million in cash for our financing activities during the six months ended September 30, 2011, compared to using $16.3 million during the six months ended September 30, 2010. The major financing use of cash for the six months ended September 30, 2011 was $20.9 million for the repurchase of common stock, $10.0 million for the funding of our structured stock repurchase agreements and $2.4 million for restricted stock units withheld for taxes, offset by $3.0 million in proceeds from the issuance of common stock. The major financing use of cash for the six months ended September 30, 2010 was $23.1 million for the repurchases of common stock, $10.0 million for the funding of our structured stock repurchase agreements and $2.4 million for restricted stock units withheld for taxes, offset by proceeds of $15.5 million from the settlement of structured stock repurchase agreements and $4.0 million in proceeds from the issuance of common stock.

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the six months ended September 30, 2011, 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. During the six months ended September 30, 2010, 2.1 million shares were repurchased on the open market at a weighted average price of $11.25 per share. All repurchased shares were retired upon delivery to us.

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

During the six months ended September 30, 2011 and 2010, we entered into structured stock repurchase agreements totaling $10.0 million during each period. For those agreements that settled during the six months ended September 30, 2011, we received 1.0 million in shares of our common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements. For those agreements that settled during the six months ended September 30, 2010, we received $15.5 million in cash and 0.5 million in shares of our common stock at an effective purchase price of $10.01 per share. At September 30, 2011, we had no outstanding structured stock repurchase agreements.

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

In addition, we provided Veloce a promissory note of $1.5 million which is being forgiven over eight quarters starting on March 31, 2011. If Veloce commits a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is due to us. If we commit a material breach of the merger agreement, the outstanding principal amount of the note and accrued interest is to be forgiven by us. The promissory note is eliminated in consolidation. Pursuant to the product development agreement, as amended, we will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, we agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the development agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012. We will recognize the payments as R&D expenses when incurred. We have no direct equity interest in Veloce. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

In July 2010, we entered into an agreement for a multi-year license with ARM Holdings PLC, a leading semiconductor IP supplier, where the components of the licensed technology are expected to be delivered over multiple years. We do not regard the license as significant to our current business. We intend to use the license to develop new products. The aggregate licensing fees are approximately $18.1 million and are payable over five years.

On September 17, 2010, we acquired TPack A/S, a Corporation organized under the laws of Denmark, in accordance with the terms and conditions of the stock purchase agreement dated August 17, 2010. The total consideration paid at the closing of the transaction was approximately $32 million. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack within 18 months after the acquisition. Approximately $5 million was placed in escrow to secure the indemnification obligations of TPack which is included in the purchase price allocation. In addition, we recorded acquisition related transaction costs of $0.9 million, which were included in SG&A expense. See note 10 of the financial statements footnotes for further discussion.

The following table summarizes our contractual operating leases and other purchase commitments as of September 30, 2011 (in thousands):

	Operating Leases	Other Purchase Commitments*	Total
Fiscal Years Ending March 31, 2012	$5,439	$24,750	$30,189
2013	1,683	—	1,683
2014	1,061	—	1,061
2015 and thereafter	216	—	216

Total minimum payments	$8,399	$24,750	$33,149

*	Primarily includes inventory purchase commitments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at September 30, 2011.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, agency bonds, corporate bonds, mortgage-backed and asset backed securities, mutual funds and closed-end bond funds, with credit ratings as specified in our investment policy. We also have invested in preferred stocks, which pay quarterly fixed rate dividends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values.

We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2011, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $61.9 million and a cost basis of $58.4 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased.

The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2011 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of September 30, 2011	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$64,365	$63,561	$62,787	$61,914	$61,036	$60,257	$59,523

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the three months year ended September 30, 2011. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 8 of Notes to Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

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

The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	successful development of relationships with key developers of advanced digital semiconductors;

•	changes in technology, manufacturing processes and geometries, and industry standards; and

•	rapidly changing consumer preferences.

        As part of our product development efforts, in November 2010 we amended certain agreements with Veloce, initially entered into in May 2009, pursuant to which Veloce agreed to perform product development work for us on an exclusive basis for up to five years. As compensation for such development work, Veloce is receiving cash and other consideration, including a warrant to purchase shares of our common stock, which will vest quarterly through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, we have recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in our consolidated financial statements. Under the merger agreement with Veloce, as amended, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should we acquire Veloce pursuant to the merger agreement, the purchase price is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to adjustments. At this time the eventual outcome is not determinable and as such we are unable to provide a narrower range for the estimated merger consideration. We will update the range in the future when additional relevant information is available. We also provided Veloce a $1.5 million loan which is being forgiven in equal installments over eight quarters starting on March 31, 2011. Pursuant to the development agreement, as amended, we are paying Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, we agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012. These amounts have increased in the past and may change again in the future. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

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

We and our customers face intense price pressure from competition from companies in lower cost countries like China. This could cause our customers and us to not be competitive and lose significant revenues. Furthermore, our discrete legacy products are being and could continue to be integrated into ASIC’s that could cause our revenues from such products to decline at a faster rate.

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

*Natural disasters in certain regions, such as Japan, could adversely affect our manufacturing and supply chain which, in turn, could have a material adverse effect on our business, our results of operations and our financial condition.

The occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan, could negatively impact our manufacturing and supply chain, our ability to deliver products, on a timely basis or at all, to our customers, the cost of our products, and the demand for our products. The occurrence of natural disasters could also cause delays in our customers’ supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters could have a material adverse effect on our business, our results of operations and our financial condition.

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

The gross margins for our solutions have historically declined over time. Factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors, the overall mix of our products sold during a particular quarter, and other factors. From time to time, for strategic reasons, we may accept orders at less than optimal gross margins in order to facilitate the introduction of new products or the market penetration of existing products. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. If the gross margins for our products decline or not increase as anticipated and we are unable to offset those reductions, our business, financial condition and results of operations will be materially and adversely affected.

*The current economic circumstances and uncertain political conditions could harm our revenues, operating results and financial condition.

The economies of the United States and other developed or developing countries appear to be slowly coming out of a recession. We cannot predict either if this economic recovery will continue or reverse course.

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

We have invested, and will continue to invest, in privately-held companies, many of which can still be considered in startup or developmental stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose all or substantially all of the value of our investments in these companies and, in some cases, we have lost all or substantially all of the value of our investment in such entities.

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

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers’ products;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	disasters that could effect our supply chain or our customers’ supply chain;

•	increases in the costs of products or discontinuance of products by our suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials including packaging substrates;

•	the availability of package and test vendor capacity;

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

*We are dependent on orders that are received and shipped in the same quarter and are therefore limited in our visibility of future product shipments.

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns business. We measure turns business are the beginning of a quarter based on the orders needed to meet the shipment forecasts that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns business correlate to overall semiconductor industry conditions and product lead times. Because turns business is difficult to predict, varying levels of turns business make our net sales more difficult to forecast. If we do not achieve a sufficient level of turns business in a particular quarter relative to our revenue forecasts, our revenue and operation results may suffer.

*Our business is dependent on selling through distributors.

Sales through distributors accounted for approximately 31% of our revenues during the six months ended September 30, 2011 and 41% during the fiscal year ended March 31, 2011. Our largest distributor accounted for approximately 18% of our revenues during the six months ended September 30, 2011 and 29% during the fiscal year ended March 31, 2011. We do not have long-term agreements with our distributors and either party can terminate the relationship with little advance notice

Any future adverse conditions in the U.S. and global economies or in the U.S. and global credit markets could materially inpact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operations. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could reduce our net sales in a given period and result in an increase in stock rotations.

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

Acquiring products, technologies or businesses from third parties and making additional investments in companies in which we already have an interest is part of our long-term business strategy. The risks involved with merger and acquisition activities include:

•	potential dilution to our stockholders;

•	use of a significant portion of our cash reserves;

•	diversion of management’s attention from our core business;

•	failure to integrate or potential loss of key employees, particularly those of the acquired companies;

•	difficulty in completing an acquired company’s in-process research or development projects;

•	amortization of acquired intangible assets and deferred compensation;

•	customer dissatisfaction or performance problems with an acquired company’s products or services;

•	adverse effects on existing business relationships with suppliers and customers;

•	costs associated with acquisitions or mergers;

•	difficulties associated with combining or integrating acquired companies and purchased operations, products or technologies;

•	difficulties and risks associated with entering and competing in markets that are unfamiliar to us;

•	ability of the acquired companies to meet their financial projections; and

•	assumption of unknown liabilities, or other unanticipated costs, events or circumstances.

In addition, in the event of any such investments or acquisitions, we could;

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	incur debt;

•	assume liabilities;

•	incur amortization or impairment expenses related to goodwill and other intangible assets; and

•	incur large and immediate write-offs.

Any of these risks could materially harm our business, financial condition and results of operations.

        As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values had deteriorated, which had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At September 30, 2011, we had $32.5 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.

On September 17, 2010, we completed the acquisition of TPack for $32 million in cash, exclusive of $0.5 million cash acquired, and potentially up to an additional $5 million if certain performance milestones are achieved during an 18 month period following the closing of the acquisition. In conjunction with the acquisition, we recorded $23.7 million in amortizable intangible assets and $13.2 million in goodwill. Please see note 10 for additional information.

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

*Our portfolio of short-term investments is exposed to certain market risks.

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal year ended March 31, 2010, we recorded $4.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At September 30, 2011, the unrealized losses on these securities that were not written down as an other-than-temporary impairment charge were approximately $1.9 million, of which approximately $1.8 million has been at an unrealized loss for greater than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

*Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs, including recent restructuring initiatives announced in January 2010 and April 2011, and such restructuring activities are likely to continue. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our customers or competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation, increase our expenses and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any additional restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities.

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

*We must develop or otherwise gain access to improved IC process technologies.

Our future success will depend upon our ability to access new IC process technologies. In the future, we will be required to transition one or more of our IC products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs or improve product performance. We may not be able to gain access to new process technologies in a timely or affordable manner or products based on these new technologies may not achieve market acceptance.

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

*Regulatory authorities in jurisdictions into which we ship out products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products. In addition to local jurisdictions’ export regulations, our U.S.-manufactured products and products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports. These laws and regulations include, but not limited to, the Foreign Corrupt Practices Act, the Export Administration Regulations (“EAR”), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, office of Foreign Assets Control (“OFAC”). Licenses or proper license exceptions are required for the shipment of our products to certain countries. A determination by the U.S. or local government that we have failed to comply with these or other export or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil and criminal penalties and seizure of products. Such penalties could have a material adverse effect on our business, including our ability to meet our sales and earnings forecasts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors of other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

*Potential U.S. tax legislation regarding our foreign earnings could materially and adversely impact our business and financial results.

Currently, a majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our employees are located outside the U.S. Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for our non–U.S. subsidiaries, because such earning are intended to be indefinitely reinvested in the operations of those subsidiaries. In 2009, President Obama’s administration announced initiatives that would substantially reduce our ability to defer U.S. taxes, including repealing the deferral of U.S. taxation of foreign earnings, eliminating utilization of or substantially reducing our ability to claim foreign tax credits and eliminating various tax deductions until foreign earning are repatriated to the U.S. Changes in tax law such as these proposed could have a material adverse impact on our financial position and results of operations.

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

Our future success depends to a significant extent upon the continued service of our senior management personnel and successful succession planning. The loss of key senior executives or engineers could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future.

We also face the risks associated with our former employees assisting their new employers to recruit our key talent, in violation of their contractual non-solicitation and confidentiality covenants to us. For example, in December 2010 we commenced a lawsuit in the California Superior Court in Santa Clara County against two former AppliedMicro employees and their new employer for causes of action including, among other things, breach of the employees’ contractual non-solicitation covenants to us in connection with their efforts to recruit key AppliedMicro engineers to join their new company. In August 2011, following the results of our discovery in that action, we amended our complaint to add an additional defendant and additional causes of action, including breach of fiduciary duty and new breach of contract and contract interference claims. In such action, which is not yet scheduled for trial, we are seeking damages, including exemplary and punitive damages, injunctive relief and costs of suits. In addition, while we encourage our employees to abide by all contractual and legal obligations owed to their former employers, there can be no assurance that we will not be the target of allegations made by other companies that we have, directly or indirectly, unlawfully solicited their employees to join us. There are significant costs associated with recruiting, hiring and retaining personnel, as well as significant potential losses to our business arising from delays in technology development, product roll-out and sales revenue caused by the departure of key engineering resources.

To manage our operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate, and manage our employees. Also, the integration of future business acquisitions would require significant additional management, technical and administrative resources. We cannot guarantee that we would be able to manage our expanded operations effectively.

Periods of contraction in our business may also inhibit our ability to attract and retain our personnel. As we respond to declining revenues and/or implement additional cost improvement measures such as reductions in force, our remaining key employees may lose confidence in the future performance of the Company and decide to leave. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business.

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

*Customers demands and new regulations related to conflict-free minerals may force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may require disclosure of use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and efforts to prevent the use of such minerals. In the semiconductor industry, these minerals are most commonly found in metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities of at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free.” Some customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

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

Litigation may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. As our products and IP become instantiated in more and more customer products and applications, and as patent infringement litigation brought by our competitors, non-practicing entities (also known as “patent trolls”) and patent-licensing companies is on the rise, we are at an increased risk of:

•	being named as a defendant in such IP infringement lawsuits;

•	being subject to demands that we enter into expensive licenses of third party patent portfolios in order to avoid being named as a defendant in future IP infringement suits;

•	having information about our products and technologies subpoenaed in patent litigation between other third parties; and

•

claims that we indemnify customers or end users of our products with respect to their liability, including without limitation defense costs, arising from third party IP infringement claims brought against them.

Such claims, demands and litigation could result in substantial costs and diversion of resources, including the attention of our management and technical personnel, and could have a material adverse effect on our business, financial condition and results of operations.

We may be accused of infringing on or misappropriating the intellectual property rights of third parties. In addition, we have contractual indemnification obligations to some of our customers, and other customers or end users may assert we have duties to indemnify them, with respect to claims that our products infringe third-party intellectual property rights. For example, in connection with the patent infringement lawsuit brought by Broadcom Corporation against Emulex Corporation in the United States District Court in the Central District of California, Emulex has demanded that several of its components suppliers, including AppliedMicro, indemnify Emulex from and against certain legal expenses and other potential liabilities arising from the lawsuit. Although we are a supplier of components used by Emulex in certain products accused in the Broadcom litigation, we do not currently believe we have any obligations under the terms of our existing supply agreement with Emulex to indemnify it with respect to the Broadcom litigation. Notwithstanding the foregoing, there can be no assurance that IP infringement or misappropriation claims by third parties, or additional claims for indemnification by customers or end users resulting from infringement claims against them, will not be asserted in the future, or that any such existing or future assertions will not harm our business.

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

*Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation, as amended, and our bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our directors and management. These provisions include the following:

•	the ability of the board of directors to issue up to 2.0 million shares of “blank check” preferred stock with terms designed to prevent or delay a takeover attempt, as described further below;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations of directors for election to the board or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the requirement that any stockholder derivative actions and certain other intra-corporate disputes be litigated solely and exclusively in Delaware state court;

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors; and

•	the prohibition of the right of stockholders to call a special meeting of stockholders.

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

Because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit, restrict or significantly delay large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us.

Although we believe these provisions in our charter and bylaws and under Delaware law collectively provide for an opportunity to receive higher bids by requiring potential acquirers to negotiate with our board of directors, they would apply even if the offer may be considered beneficial by some stockholders. In any event, these provisions may delay or prevent a third party from acquiring us. Any such delay or prevention could cause the market price of our common stock to decline.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Amount that May Yet Be Purchased Under the Plans or Programs
July 1 — July 31, 2011	1,027	$9.74	1,027	$34,280
August 1 — August 31, 2011	3,176	5.59	3,176	16,525
September 1 — September 30, 2011	—	—	—	16,525

Total shares repurchased	4,203	$6.60	4,203

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

Date: November 4, 2011

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