Form 10-Q
period 2011-12-31
APPLIED MICRO CIRCUITS CORP
filed 2012-02-06
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

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

As of December 31, 2011, 61,169,401 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	December 31, 2011	March 31, 2011
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$50,231	$84,402
Short-term investments-available-for-sale	67,046	83,649
Accounts receivable, net	30,828	19,997
Inventories	17,569	26,561
Other current assets	21,917	16,784

Total current assets	187,591	231,393
Property and equipment, net	36,097	32,023
Goodwill	13,183	13,183
Purchased intangibles	17,963	23,388
Other assets	12,237	8,670

Total assets	$267,071	$308,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,643	$24,431
Accrued payroll and related expenses	8,069	7,261
Other accrued liabilities	13,123	12,748
Deferred revenue	1,942	2,407

Total current liabilities	40,777	46,847
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at December 31, 2011 and March 31, 2011
Issued and outstanding shares — 61,169 at December 31, 2011 and 63,666 at March 31, 2011	611	637
Additional paid-in capital	5,872,226	5,891,036
Accumulated other comprehensive loss	(3,171)	(1,597)
Accumulated deficit	(5,643,372)	(5,628,266)

Total stockholders’ equity	226,294	261,810

Total liabilities and stockholders’ equity	$267,071	$308,657

Note: Amounts have been derived from the March 31, 2011 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net revenues	$56,347	$62,364	$182,120	$189,127
Cost of revenues	23,795	23,886	77,830	69,806

Gross profit	32,552	38,478	104,290	119,321
Operating expenses:
Research and development	28,279	28,684	86,256	81,800
Selling, general and administrative	11,406	12,729	32,903	37,440
Amortization of purchased intangible assets	650	1,488	2,552	3,572
Restructuring charges, net	2	33	875	566

Total operating expenses	40,337	42,934	122,586	123,378

Operating loss	(7,785)	(4,456)	(18,296)	(4,057)
Interest income, net	828	2,199	3,578	6,780
Other income, net	86	126	209	728

(Loss) income before income taxes	(6,871)	(2,131)	(14,509)	3,451
Income tax expense (benefit)	206	(170)	597	446

Net (loss) income	$(7,077)	$(1,961)	$(15,106)	$3,005

Basic net (loss) income per share	$(0.12)	$(0.03)	$(0.24)	$0.05

Shares used in calculating basic net (loss) income per share	60,990	64,647	62,465	65,468

Diluted net (loss) income per share	$(0.12)	$(0.03)	$(0.24)	$0.04

Shares used in calculating diluted net (loss) income per share	60,990	64,647	62,465	67,549

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended December 31,
	2011	2010
Operating activities:
Net (loss) income	$(15,106)	$3,005
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation	6,000	5,433
Amortization of purchased intangibles	5,425	12,188
Stock-based compensation expense:
Stock options	4,207	4,049
Restricted stock units	7,528	8,861
Contingent consideration adjustment	(2,267)	—
Capitalization of mask set cost	—	(1,177)
Net loss (gain) on disposals of property	10	(323)
Changes in operating assets and liabilities:
Accounts receivable	(10,831)	9,196
Inventories	8,992	(6,936)
Other assets	(3,825)	(3,750)
Accounts payable	(5,124)	(510)
Accrued payroll and other accrued liabilities	2,506	4,046
Deferred tax liability	—	656
Deferred revenue	(465)	1,140

Net cash (used for) provided by operating activities	(2,950)	35,878

Investing activities:
Purchases of short-term investments	(79,891)	(100,407)
Proceeds from sales and maturities of short-term investments	95,308	78,627
Purchase of property and equipment	(11,899)	(8,978)
Proceeds from sale of property and equipment	—	365
Purchases of strategic equity investments	(4,750)	—
Proceeds from sale of strategic equity investment	—	4,991
Purchase of a business, net of cash acquired	—	(31,484)

Net cash used for investing activities	(1,232)	(56,886)

Financing activities:
Proceeds from issuance of common stock	3,874	4,321
Funding of restricted stock units withheld for taxes	(2,739)	(2,518)
Repurchase of common stock	(20,852)	(23,310)
Funding of structured stock repurchase agreements	(10,000)	(10,000)
Funds received from structured stock repurchase agreements, including gains	—	15,512
Other	(272)	(329)

Net cash used for financing activities	(29,989)	(16,324)

Net decrease in cash and cash equivalents	(34,171)	(37,332)
Cash and cash equivalents at beginning of period	84,402	122,526

Cash and cash equivalents at end of period	$50,231	$85,194

Supplementary cash flow disclosures:
Cash paid for income taxes	$627	$112

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

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its capitalized mask sets, which affects cost of goods sold and property and equipment or R&D expenses, if not capitalized; inventory valuation, warranty liabilities, and revenue reserves, which affects revenues, cost of sales and gross margin; allowance for doubtful accounts, which affects operating expenses; the unrealized losses or other-than-temporary impairments of short-term investments available for sale and cost method investments, which affects interest and other income, net; the valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles and impairments of goodwill; the contingent consideration, which affects operating expenses; the valuation of restructuring liabilities, which affects the amount and timing of restructuring charges; the potential costs of litigation, which affects operating expenses; the valuation of deferred income taxes, which affects income tax expense or benefit; and stock-based compensation, which affects gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

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

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	December 31, 2011	March 31, 2011
	(In thousands)
Accounts receivable	$31,960	$21,321
Less: allowance for doubtful accounts	(1,132)	(1,324)

	$30,828	$19,997

Inventories:

	December 31, 2011	March 31, 2011
	(In thousands)
Finished goods	$15,284	$21,255
Work in process	1,433	4,334
Raw materials	852	972

	$17,569	$26,561

Other current assets:

	December 31, 2011	March 31, 2011
	(In thousands)
Prepaid expenses	$17,053	$12,972
Executive deferred compensation assets	1,992	2,003
VAT receivable	771	377
Deposits	912	749
Other	1,189	683

	$21,917	$16,784

Property and equipment:

	Useful Life	December 31, 2011	March 31, 2011
	(In years)	(In thousands)
Machinery and equipment	3-7	$34,641	$29,837
Leasehold improvements	1-15	12,660	12,783
Computers, office furniture and equipment	3-7	43,013	37,664
Buildings	31.5	2,756	2,756
Land	—	9,800	9,800

		102,870	92,840
Less: accumulated depreciation and amortization		(66,773)	(60,817)

		$36,097	$32,023

Goodwill and purchased intangibles:

Goodwill is as follows:

(In thousands)
Gross	$4,441,026
Accumulated amortization and impairments	(4,441,026)

Net, as of March 31, 2010	—
Goodwill related to TPack acquisition (see Note 10)	13,183

Net, as of December 31, 2011 and March 31, 2011	$13,183

Purchased intangibles were as follows:

	December 31, 2011				March 31, 2011
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$441,300	$(428,375)	$12,925	4.8	$441,300	$(425,502)	$15,798	5.2
Customer relationships	12,830	(8,306)	4,524	3.0	12,830	(6,581)	6,249	3.5
Patents/core technology rights/tradename	63,206	(62,692)	514	1.8	63,206	(61,865)	1,341	1.5

	$517,336	$(499,373)	$17,963		$517,336	$(493,948)	$23,388

As of December 31, 2011, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal Years Ending March 31,
2012 (remaining)	$679	650	1,329
2013	2,717	1,926	4,643
2014	2,717	1,189	3,906
2015	2,717	904	3,621
2016	2,717	369	3,086
2017 and thereafter	1,378	—	1,378

Total	$12,925	$5,038	$17,963

Other assets:

	December 31, 2011	March 31, 2011
	(In thousands)
Non-current portion of prepaid expenses	$6,154	$7,340
Strategic investments	6,083	1,330

	$12,237	$8,670

Strategic Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s condensed consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the three and nine months ended December 31, 2011, the Company invested $2.25 million and $4.75 million, respectively, in non-marketable equity investments and this amount was carried at cost.

Short-term investments:

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments (in thousands):

	December 31, 2011				March 31, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$19,615	$—	$—	$19,615	$8,766	$—	$—	$8,766
Cash equivalents	30,616	—	—	30,616	75,636	—	—	75,636
U.S. Treasury securities and agency bonds	13,513	4	4	13,513	9,685	4	58	9,631
Corporate bonds	8,908	26	30	8,904	6,428	32	48	6,412
Mortgage-backed and asset-backed securities*	7,915	328	88	8,155	9,281	271	45	9,507
Mutual funds	—	—	—	—	17,611	—	—	17,611
Closed-end bond funds	26,402	3,945	1,846	28,501	29,255	5,561	1,186	33,630
Preferred stock	6,209	1,764	—	7,973	6,209	649	—	6,858

	$113,178	$6,067	$1,968	$117,277	$162,871	$6,517	$1,337	$168,051

Reported as:
Cash and cash equivalents				$50,231				$84,402
Short-term investments available-for-sale				67,046				83,649

				$117,277				$168,051

*	At December 31, 2011 and March 31, 2011, approximately $5.1 million and $6.5 million of the estimated fair value presented were mortgage-backed securities, respectively.

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2011					March 31, 2011
	Level 1	Level 2		Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$19,615	$—		$—	$19,615	$8,766	$—	$—	$8,766
Cash equivalents	26,635	3,981	*	—	30,616	75,636	—	—	75,636
U.S. Treasury securities and agency bonds	13,513	—		—	13,513	9,631	—	—	9,631
Corporate bonds	—	8,904		—	8,904	—	6,412	—	6,412
Mortgage-backed and asset-backed securities	—	8,155		—	8,155	—	9,507	—	9,507
Mutual funds	—	—		—	—	17,611	—	—	17,611
Closed-end bond funds	28,501	—		—	28,501	33,630	—	—	33,630
Preferred stock	—	7,973		—	7,973	—	6,858	—	6,858

	$88,264	$29,013		$—	$117,277	$145,274	$22,777	$—	$168,051

*	Represents corporate bonds with an original maturity from the date of purchase of 90 days or less.

There were no transfers in and out of Level 1 and Level 2 fair value measurements during the three and nine months ended December 31, 2011.

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

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	December 31, 2011		March 31, 2011
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$2,405	$2,403	$—	$—
Mature in 1 – 2 years	6,389	6,389	2,075	2,065
Mature in 3 – 5 years	15,311	15,283	13,991	13,902
Mature after 5 years	6,231	6,497	9,328	9,583

	$30,336	$30,572	$25,394	$25,550

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of December 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$3,924	$4	$—	$—	$3,924	$4
Corporate bonds	8,043	30	—	—	8,043	30
Mortgage-backed and asset-backed securities	2,368	38	349	50	2,717	88
Closed-end bond funds	32	1	6,432	1,845	6,464	1,846

	$14,367	$73	$6,781	$1,895	$21,148	$1,968

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$6,227	$58	$—	$—	$6,227	$58
Corporate bonds	3,672	48	—	—	3,672	48
Mortgage-backed and asset-backed securities	2,105	45	—	—	2,105	45
Closed-end bond funds	7,951	1,186	—	—	7,951	1,186

	$19,955	$1,337	$—	$—	$19,955	$1,337

Other-Than-Temporary Impairment

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges, for the three and nine months ended December 31, 2011 and for the fiscal year ended March 31, 2011. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until its estimated recovery of amortized cost. As of December 31, 2011 and March 31, 2011, the Company also had $6.1 million and $6.5 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

Other accrued liabilities:

	December 31, 2011	March 31, 2011
	(In thousands)
Customer deposits*	$3,416	$953
Employee related liabilities	2,126	2,306
Executive deferred compensation	1,992	2,003
Income taxes	1,402	1,157
Contingent consideration (see note 10)	883	3,150
Professional fees	632	735
Other	2,672	2,444

	$13,123	$12,748

*	This includes credit balances in Accounts Receivables that have been reclassified as Other Accrued Liabilities.

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Beginning balance	$244	$167	$176	$169
Charged to costs of revenues	210	52	515	93
Charges incurred	(8)	(55)	(245)	(98)

Ending balance	$446	$164	$446	$164

Interest income, net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Interest income	$807	$1,893	$2,896	$4,978
Net realized gain on short-term investments	21	306	682	1,802

	$828	$2,199	$3,578	$6,780

Other income, net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net gain (loss) on disposals of property	$—	$19	$(10)	$323
Other, net	86	107	219	405

	$86	$126	$209	$728

Net (loss) income per share:

Shares used in basic net (loss) income per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net income per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, vesting of restricted stock units (“RSUs”) and outstanding warrants. However, potentially issuable common shares are not used in computing diluted net loss per share as their effect would be anti-dilutive due to the loss recorded for the three and nine months ended December 31, 2011. The reconciliation of shares used to calculate basic and diluted net (loss) income per share consists of the following (in thousands, except per share data):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net (loss) income	$(7,077)	$(1,961)	$(15,106)	$3,005

Shares used in net (loss) income per share computation:
Weighted average common shares outstanding, basic	60,990	64,647	62,465	65,468
Net effect of dilutive common share equivalents	—	—	—	2,081

Weighted average common shares outstanding, diluted	60,990	64,647	62,465	67,549

Basic net (loss) income per share	$(0.12)	$(0.03)	$(0.24)	$0.05

Diluted net (loss) income per share	$(0.12)	$(0.03)	$(0.24)	$0.04

The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 10.7 million and 8.8 million equivalent shares for the three and nine months ended December 31, 2011, respectively, and 4.1 million and 3.9 million equivalent shares for the three and nine months ended December 31, 2010, respectively, have been excluded from the net (loss) income per share computation.

The effect of dilutive securities (comprised of options and restricted stock units) totaling 0.2 million and 0.5 million equivalent shares for the three and nine months ended December 31, 2011, respectively, and 1.2 million equivalent shares for the three months ended December 31, 2010, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the period.

Total equivalent shares excluded from the net (loss) income per share computation is 10.9 million and 9.3 million for the three and nine months ended December 31, 2011, respectively, and 5.3 million and 3.9 million for the three and nine months ended December 31, 2010, respectively.

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

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Total
Liability, March 31, 2010	$393	$190	$583
Restructuring charges	486	112	598
Cash payments	(831)	(284)	(1,115)
Reductions to estimated liability	(48)	(18)	(66)

Liability, March 31, 2011	—	—	—

Restructuring charges	913	—	913
Cash payments	(873)	—	(875)
Reductions to estimated liability	(40)	—	(38)

Liability, December 31, 2011	$—	$—	$—

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

April 2011 Restructuring Program

The April 2011 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved more of its functions offshore, which will allow it to be closer and more connected to its customer’s third party subcontract manufacturers. The April 2011 restructuring plan includes eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, the Company recorded a charge of $0.9 million for employee severances during the nine months ended December 31, 2011. All amounts relating to this restructuring action were paid as of December 31, 2011.

4. COMPREHENSIVE (LOSS) INCOME

The components of comprehensive (loss) income, net of tax where applicable, are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net (loss) income	$(7,077)	$(1,961)	$(15,106)	$3,005
Change in unrealized gain (loss) on investments	540	(3,140)	(1,184)	(1,507)
Release upon disposition of investment with cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	—	439	—	612
(Loss) gain on foreign currency translation	(191)	29	(390)	(338)

	$(6,728)	$(4,633)	$(16,680)	$1,772

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

Common Stock

At December 31, 2011, the Company had 375.0 million shares authorized for issuance and approximately 61.2 million shares issued and outstanding. At March 31, 2011, there were approximately 63.7 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended December 31, 2011 and 2010, 0.4 million and 0.2 million shares, respectively, were issued under this plan. At December 31, 2011, 4.9 million shares had been issued under this plan and 1.4 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the nine months ended December 31, 2011, approximately 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. During the nine months ended December 31, 2010, 2.1 million shares were repurchased on the open market at a weighted average price of $11.25 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.2 million shares at a weighted average price of $10.08 per share. All repurchased shares were retired upon delivery to the Company.

In February 2011, the Company entered into a Rule 10b5-1 plan to repurchase up to 3.0 million shares of its common stock at various price parameters. The Company cancelled this Rule 10b5-1 plan in May 2011. Included in the open market repurchases during the three months ended December 31, 2011 are 0.3 million shares that were repurchased under this Rule 10b5-1 plan at a weighted average price of $9.98 per share. At the time this Rule 10b5-1 plan was cancelled, the Company repurchased 1.0 million shares at a weighted average price of $10.00 per share under this Rule 10b5-1 plan.

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

During the nine months ended December 31, 2011 and 2010, the Company entered into structured stock repurchase agreements totaling $10.0 million during each period. For those agreements that had been settled during the nine months ended December 31, 2011, the Company received 1.0 million in shares of its common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements. For those agreements that had been settled during the nine months ended December 31, 2010, the Company received $15.5 million in cash (including contracts entered into the previous fiscal year) and 0.5 million in shares of its common stock at an effective purchase price of $10.01 per share. At December 31, 2011, the Company had no outstanding structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $277.5 million. Upon settlement of these agreements, as of December 31, 2011, the Company received $179.8 million in cash and 10.0 million shares of its common stock at an effective purchase price of $9.78 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of December 31, 2011 (in thousands, except per share data):

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

In April 2011, the Compensation Committee and the Board of Directors approved the Company’s 2011 Equity Incentive Plan (“2011 Plan”). The Company’s stockholders approved the 2011 Plan during its August 2011 annual meeting. The 2011 Plan serves as a successor to the 1992 Plan and no additional equity awards will be granted under the 1992 Plan. The total number of shares of common stock reserved for issuance under the 2011 Plan consists of 4.2 million shares plus up to 10.9 million shares subject to any stock awards under the 1992 Plan or the 2000 Plan that terminate or are forfeited or repurchased and would otherwise be returned to the share reserve under the 1992 Plan or the 2000 Plan, respectively.

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

At December 31, 2011 and March 31, 2011, there were no outstanding shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans during the nine months ended December 31, 2011 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	5,390	$11.90
Granted	250	10.10
Exercised	(110)	5.07
Forfeited	(1,271)	16.35

Outstanding at the end of the period	4,259	$10.63

Vested and expected to vest during the remaining recognition period	4,189	$10.66

Vested at the end of the period	2,999	$11.41

At December 31, 2011, the weighted average remaining contractual term for options outstanding is 4.3 years and for options vested is 4.0 years.

The aggregate pretax intrinsic value of options exercised during the nine months ended December 31, 2011 was $0.4 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2011 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.52 – $ 7.12	979	3.79	$6.31	454	$5.94
7.13 – 8.07	854	4.82	7.71	696	7.69
8.07 – 11.86	983	5.61	10.34	526	10.07
11.87 – 14.40	871	4.00	12.97	751	13.08
14.41 – 26.60	572	2.31	19.33	572	19.33

$ 0.52 – $ 26.60	4,259	4.26	$10.63	2,999	$11.41

As of December 31, 2011, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $0.4 million and options outstanding were $0.6 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $6.72 on December 31, 2011.

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

In May 2009, the Company issued three-year performance-based RSU grants, or “EBITDA” Grants. Vesting for the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. For the fiscal years ended March 31, 2011 and 2010, approximately 36% and 34%, respectively, of the three-year performance pool has vested because the Company’s performance exceeded its “stretch” EBITDA target. For the fiscal year ending March 31, 2012, up to the remaining 30% of the three-year performance pool can vest, after adjusting for individual performance factors. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense.

In April 2011, the Committee authorized additional three-year performance-based RSU grants, or “EBITDA2” Grants. EBITDA2 Grants are similar to the EBITDA Grant program introduced in 2009 with one major exception. For Vice Presidents, the Company EBITDA attainment scale must be 50% or more for RSU share vesting to occur in that year. As with the previous EBITDA program, unearned amounts based on Company performance will roll over to the subsequent year, offering a “make-up” opportunity based on future company performance and unvested RSU shares remaining at the end of the three-year program period will expire unvested. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense.

In November 2011, the Committee authorized additional 18-month performance-based RSU grants, or “Performance Retention Grants”, which are intended to incentivize superior performance and retain key employees. Vesting for the Performance Retention Grants is subject to (i) the accomplishment of goals and objectives of the individual’s business unit and (ii) individual performance as measured by the accomplishment of individual goals and objectives. These RSU shares vest 2/3 after one year, with certain unearned amounts able to roll over to the subsequent vesting period, and 1/3 after 18 months. Unvested RSU shares remaining at the end of the 18-month program period will expire unvested. The Company evaluates the probability of achieving the goals and objectives and adjusts any RSU expense which is included in stock-based compensation expense.

Restricted stock unit activity during the nine months ended December 31, 2011 is set forth below (in thousands):

Restricted Stock Units Outstanding Number of Shares
Outstanding at the beginning of the year	3,074
Awarded	7,820
Vested	(1,570)
Cancelled	(713)

Outstanding at the end of the period	8,611

The weighted average remaining contractual term for the restricted stock units outstanding as of December 31, 2011 was 1.3 years.

As of December 31, 2011, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $57.9 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $6.72 on December 31, 2011.

The aggregate pretax intrinsic value of RSUs released during the nine months ended December 31, 2011 was $14.5 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

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

The warrant expires on July 15, 2014 and has an exercise price of $0.01 per share. The warrant was 59% vested as of December 31, 2011. The remaining shares will vest quarterly through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Veloce will sell the committed shares and distribute the proceeds to its employees. Therefore, the Company has recognized stock-based compensation expense which is included in R&D expense and recorded a corresponding liability for the amount to be distributed as of December 31, 2011. Any committed shares not sold are adjusted to fair market value at the end of the period and the adjustment is recognized in stock-based compensation expense. No stock-based compensation expense has been recognized for the portion of the warrants that have been retained by Veloce.

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

The fair value of the options granted and shares issued under the Employee Stock Purchase Plans is estimated as of the grant or issuance date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following tables:

	Three Months Ended December 31,
	Employee Stock Options		Employee Stock Purchase Plans
	2011*	2010	2011	2010
Expected life (years)	—	3.8	—	—
Risk-free interest rate	—%	0.8%	—%	—%
Volatility	—%	57%	—%	—%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$—	$4.24	$—	$—

	Nine Months Ended December 31,
	Employee Stock Options		Employee Stock Purchase Plans
	2011	2010	2011	2010
Expected life (years)	3.8	3.9	0.5	0.5
Risk-free interest rate	1.4%	1.6%	0.2%	0.2%
Volatility	48%	51%	55%	57%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$3.83	$4.85	$1.92	$3.70

*	The Company did not grant options during the three months ended December 31, 2011.

The weighted average grant-date fair value per share of the restricted stock units awarded was $8.02 and $9.21 during the three and nine months ended December 31, 2011, respectively, compared to $10.67 and $10.44 during the three and nine months ended December 31, 2010, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Effective April 1, 2011, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.6% to 6.8% as a result of an increasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Stock-based compensation expense by type of award
Stock options and warrants	$1,646	$1,988	$4,207	$4,071
Restricted stock units	2,824	3,105	7,533	8,859

Total stock-based compensation	4,470	5,093	11,740	12,930
Stock-based compensation capitalized to inventory	(37)	(4)	(5)	(20)

Total stock-based compensation expense	$4,433	$5,089	$11,735	$12,910

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Stock-based compensation expense by cost centers
Cost of revenues	$120	$168	$297	$516
Research and development	2,647	2,809	6,761	6,712
Selling, general and administrative	1,703	2,116	4,682	5,702

Total stock-based compensation	4,470	5,093	11,740	12,930
Stock-based compensation expensed from (capitalized to) inventory	(37)	(4)	(5)	(20)

Total stock-based compensation expense	$4,433	$5,089	$11,735	$12,910

Stock-based compensation expense will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016 related to unvested share-based payment awards at December 31, 2011 is $28.9 million, which includes stock-based compensation for Veloce, the Company’s VIE. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 2.0 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

7. VELOCE

In November 2010, the Company and Veloce Technologies, Inc., a Delaware corporation (“Veloce”), amended certain agreements, initially entered into in May 2009, pursuant to which Veloce has agreed to perform product development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock, which will vest in quarterly increments through December 2012. A portion of the vested shares have been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, the Company has recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in the Company’s consolidated financial statements. The warrant was 59% vested as of December 31, 2011. In addition, Veloce has granted options to purchase shares of Veloce common stock pursuant to its own stock incentive plan. Stock-based compensation expense recognized in connection with this plan was not material and is included in R&D expense.

Under the amended merger agreement between the Company and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, the Company agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. The Company also has the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to additional adjustments. The final price would be based upon the achievement and timing of multiple development and performance milestones. Though the Company has announced it has achieved core functionality of its processor core in a field programmable gate array (“FPGA”), it is still not determinable if and when the multiple development and performance milestones will be achieved. Accordingly, since at this time the eventual outcome is not determinable, the Company is unable to provide a narrower range for the estimated merger consideration. The Company will update the range in the future when additional relevant information is available. The form of consideration used for the merger, cash or Company stock, would be determined by the Company at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions set forth in the agreement. The amended agreements permit the Company to appoint two individuals to serve on Veloce’s Board of Directors and Board committees. The Company’s chief executive officer and another member of the Company’s Board of Directors have been appointed to Veloce’s Board of Directors. As of December 31, 2011, the performance milestones and delivery schedules set forth under the merger and other agreements are not considered probable of being achieved.

In addition, the Company has provided Veloce with a $1.5 million loan, to be forgiven over eight quarters beginning on March 31, 2011. Through December 31, 2011, approximately $0.75 million relating to this loan has been forgiven. If Veloce commits a material breach of the merger agreement, then the remaining outstanding principal amount of the promissory note evidencing the loan plus accrued interest will become due to the Company. If the Company commits a material breach of the merger agreement, then the remaining outstanding principal amount of the note and accrued interest is to be forgiven by the Company. The amount under the promissory note is eliminated in consolidation. Pursuant to the product development agreement, as amended, the Company will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, the Company agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the development agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012. The Company will recognize the payments as R&D expenses when such operating costs have been incurred by Veloce. The Company recognized $3.4 million and $9.6 million as research and development expense relating to Veloce during the three and nine months ended December 31, 2011, respectively, compared to $3.3 million and $7.7 million during the three and nine months ended December 31, 2010, respectively. The Company also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

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

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study contamination and evaluate cleanup options at the Omega Site. In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. Efforts to remediate the soil and groundwater at the Omega Site, including without limitation the extraction of chemical vapors from the soil in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2 and it is anticipated EPA and OPOG will enter into a remediation consent decree with the Court regarding such plume. In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In February 2011, a toxic tort litigation (the “Aguirre Litigation”) was commenced against Omega and OPOG in Los Angeles Superior Court by a group of employees of the Tri-Cities Regional Occupational Program located near the Omega Site. The plaintiffs claim, among other things, negligence, unlawful discharge of pollutants and public nuisance, and seek monetary damages for a variety of alleged injuries. In October 2011, OPOG agreed to secure a financial assurance of up to $8.0 million in connection with defense costs and potential liability relating to the Aguirre Litigation. The Company’s exposure from the financial assurance is limited to its contribution allocation used for remediation costs. Trial is currently scheduled to commence in June 2012. Given that the Aguirre Litigation is in its early phases, there is no estimate of total potential liability. Liability, if any, stemming from this litigation could flow through to the PRPs, most likely pursuant to the same allocation formulae used for the remediation costs. In 2010, certain PRP’s challenged the criteria previously used to allocate liability among the PRP’s. In December 2011, an allocation committee established by OPOG to review those criteria recommended changes to the cost allocation structure that would, upon final approval, increase the Company’s overall share of liability within the PRP group. In addition, the recent departure of one or more PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

AppliedMicro TPack A/S, the Company’s wholly-owned subsidiary acquired in September 2010 (“TPack”), is involved in a contract dispute with Xtera Communications Inc. and its subsidiary Meriton Networks Canada Inc. (collectively, “Xtera”), regarding a software development and licensing agreement the parties entered into in September 2006. In August 2009, Xtera filed an action against TPack in the United States District Court for the Eastern Division of Texas, which was dismissed in October 2010 for lack of jurisdiction. In September 2009, TPack filed an action against Xtera in the Ontario Superior Court of Justice in Canada, which action was resumed in March 2011 following dismissal of the Texas action. In the Canadian action, TPack seeks contract damages from Xtera of approximately $1.0 million plus pre-judgment interest and expenses. In April 2011, Xtera filed a statement of defense and counter claim with the Ontario court, in which Xtera denies liability to TPack and seeks reimbursement of approximately $1.7 million in development fees and royalties previously paid to TPack, plus pre-judgment interest and expenses. Discovery in the legal proceedings is continuing. The Company does not currently anticipate that the TPack/Xtera legal proceedings will have a material adverse effect on TPack, the Company or their respective operations.

9. INCOME TAXES

The total amount of unrecognized tax benefits as of April 1, 2011, was $40.8 million, including interest and penalties. During the three and nine months ended December 31, 2011, additional unrecognized tax benefits of $27,000 and $91,000 were recorded, respectively. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three and nine months ended December 31, 2011 and 2010. The Company’s income tax expense during the three and nine months ended December 31, 2011 was $0.2 million and $0.6 million, respectively, as compared to $0.2 million benefit and $0.4 million expense during the three and nine months ended December 31, 2010, respectively. The increase in income tax expense recorded for the nine months ended December 31, 2011 compared to December 31, 2010, is due to increased foreign taxes as a result of expired tax holidays in various foreign jurisdictions.

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

The total consideration paid at the closing of the transaction (the “Closing”) was approximately $32 million, exclusive of $0.5 million cash acquired. Approximately $5 million was withheld in escrow for indemnity agreements and is included in the purchase price allocation. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack during the 18-month period following the Closing. The Company calculated and recorded the initial fair value of the contingent consideration liability based on a weighted probability assessment. The liability will continue to be measured at fair value at the end of each reporting period. During the second quarter of fiscal year 2012, the Company reduced the estimated fair value of the contingent consideration liability to approximately $0.9 million, primarily due to revised TPack revenue forecasts and weighted probability assessments. As a result, the Company recorded zero and an approximate $2.3 million reduction to selling, general and administrative expense during the three and nine months ended December 31, 2011, respectively.

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

	Nine Months Ended December 31,
	2011	2010
Net revenues	$182,120	$192,024
Net (loss) income	(15,106)	2,106

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•

Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2011 and 2010. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the datacenter, enterprise and telecommunications applications. Our customer focus is on the OEMs and telecommunications companies that build and connect to datacenters. As of December 31, 2011, our business had two reporting units, Process and Transport.

Since the start of fiscal 2010, we have invested a total of $283.1 million in the R&D of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly integrated products, and other products to complete our portfolio of communications products. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of these products before they enter into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and usually results in significantly less demand for our products than was expected when the development work commenced.

Our consolidated financial statements include all the financial results of Veloce Technologies, Inc. (“Veloce”), the Company’s variable interest entity (“VIE”) of which the Company is the primary beneficiary. Under the amended merger agreement between the Company and Veloce, the Company would acquire Veloce if certain milestones and delivery schedules were achieved. Should the Company acquire Veloce pursuant to the merger agreement, the purchase price payable by the Company is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to additional adjustments.

During the current quarter, we observed ongoing industry-wide demand softness due to continued weakness in global macro economic conditions.

The following tables present a summary of our results of operations for the three and nine months ended December 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$56,347	100.0%	$62,364	100.0%	$(6,017)	(9.6)%
Cost of revenues	23,795	42.2	23,886	38.3	(91)	(0.4)

Gross profit	32,552	57.8	38,478	61.7	(5,926)	(15.4)
Total operating expenses	40,337	71.6	42,934	68.8	(2,597)	(6.0)

Operating loss	(7,785)	(13.8)	(4,456)	(7.1)	(3,329)	(74.7)
Interest and other income, net	914	1.6	2,325	3.7	(1,411)	(60.7)

Loss before income taxes	(6,871)	(12.2)	(2,131)	(3.4)	(4,740)	(222.4)
Income tax expense (benefit)	206	0.4	(170)	(0.3)	376	221.2

Net loss	$(7,077)	(12.6)%	$(1,961)	(3.1)%	$(5,116)	(260.9)%

	Nine Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$182,120	100.0%	$189,127	100.0%	$(7,007)	(3.7)%
Cost of revenues	77,830	42.7	69,806	36.9	8,024	11.5

Gross profit	104,290	57.3	119,321	63.1	(15,031)	(12.6)
Total operating expenses	122,586	67.3	123,378	65.2	(792)	(0.6)

Operating loss	(18,296)	(10.0)	(4,057)	(2.1)	(14,239)	(351.0)
Interest and other income, net	3,787	2.1	7,508	4.0	(3,721)	(49.6)

(Loss) income before income taxes	(14,509)	(8.0)	3,451	1.8	(17,960)	(520.4)
Income tax expense	597	0.3	446	0.2	151	33.9

Net (loss) income	$(15,106)	(8.3)%	$3,005	1.6%	$(18,111)	(602.7)%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.

In November 2009, we entered into a Patent Purchase Agreement with Acacia Patent Acquisition LLC (“APAC”). Pursuant to this Agreement, we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies for an aggregate purchase price of $2.5 million payable over two years and a 25% share of royalty payments for assignment of rights under the sale and/or use of the patents. Due to the nature of the payment terms, related revenue is being recorded as the payments are received.

On a sell-through basis, we had approximately 70 days of inventory in the distributor channel at December 31, 2011 as compared to 80 days at December 31, 2010.

The gross margins for our solutions have historically declined over time. Some factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, unfavorable product mix, the cost sensitivity of our customers particularly in the higher-volume markets, new product introductions by us or our competitors, and capacity constraints in our supply chain. From time to time, for strategic reasons, we may accept orders at less than optimal gross margins in order to facilitate the introduction of, or, market penetration of our new or existing products. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis.

We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets.

We are continuing to focus our current transport investments on high growth 10G and faster Ethernet solutions, data center, Optical Transport Network (“OTN”) and enterprise market opportunities while continuing to service the Telecom (SONET/SDH) market. Over time, we believe customers will transition from the SONET/SDH standard to higher speed, lower power products that utilize the OTN standard in order to support the increasing demand for transmission of data over networks. However, the timing and extent of this transition is uncertain due to the significant investment that is needed to convert networks to the OTN standard. As such, the rate of conversion to the OTN standard is, in part, greatly influenced by global economic market conditions. Recessionary type market conditions will result in a slower transition of networks to the OTN standard. Additionally, there can be no assurance that our revenues will increase as the OTN standard is adopted.

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

For these and other reasons, our net revenue and results of operations for the three and nine months ended December 31, 2011 and 2010 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Wintec (global logistics provider) (1)	19%	*	21%	*
Avnet (distributor)	23%	35%	19%	33%
Flextronics (sub-contract manufacturer)	*	*	11%	*
Hon Hai (sub-contract manufacturer) (1)	*	16%	*	15%

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future. Distributor revenues for the three and nine months ended December 31, 2011 were 46% and 36% of total revenues, as compared to 45% and 43% for the three and nine months ended December 31, 2010, respectively. The nine month over nine month decrease was primarily due to increased demand from our distributors during the nine months ended December 31, 2010.

Net revenues by geographic region were as follows (dollars in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2011		2010		2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America (1)	$24,044	42.7%	$21,735	34.8%	$82,455	45.3%	$62,365	33.0%
Taiwan (1)	5,997	10.6	12,500	20.0	15,462	8.5	34,128	18.0
Hong Kong	5,094	9.0	5,529	8.9	17,601	9.6	19,701	10.4
China	1,062	1.9	2,603	4.2	4,152	2.3	6,977	3.7
Europe	9,220	16.4	8,659	13.9	31,895	17.5	32,131	17.0
Other Asia	10,702	19.0	10,678	17.1	29,851	16.4	31,647	16.7
Other	228	0.4	660	1.1	704	0.4	2,178	1.2

	$56,347	100.0%	$62,364	100.0%	$182,120	100.0%	$189,127	100.0%

(1)	The change is primarily due to a major end customer changing its logistics management program.

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

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Net (loss) income	$(7,077)	$(1,961)	$(15,106)	$3,005
Adjustment to net (loss) income:
Stock-based compensation expense	4,433	5,089	11,735	12,910
Amortization of purchased intangibles	1,329	4,757	5,425	12,188
Restructuring charges	2	33	875	566
Acquisition related (recoveries) expenses*	—	—	(2,267)	859
Depreciation and amortization	2,539	2,196	7,193	6,620
Interest and other income, net	(853)	(1,551)	(3,121)	(4,138)
Impairment of marketable securities^	(61)	(774)	(666)	(3,370)
Other and income tax adjustments	204	(170)	598	450

Adjusted EBITDA	$516	$7,619	$4,666	$29,090

*	The recovery is from the TPack contingent consideration adjustment (see Note 10) of the Notes to Condensed Consolidated Financial Statements).
^	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.

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

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the order will result in future revenues and the effect of changing lead times on bookings. Our book-to-bill ratio was approximately 0.9 at December 31, 2011 and 2010.

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

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. Use of present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered is expected. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the three and nine months ended December 31, 2011 and fiscal year ended March 31, 2011, we did not record any other-than-temporary impairment charges. As of December 31, 2011, we did not record an impairment charge in connection with securities in a loss position (fair value less than carrying value) with unrealized losses of $2.0 million, of which $1.9 million has been at an unrealized loss for greater than 12 months, as we believe that such unrealized losses are temporary. In addition, we also had $6.1 million in unrealized gains.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by SAB Topic 5-BB. To illustrate the sensitivity of inventory valuations to future estimates, as of December 31, 2011, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $2.2 million and increasing our future demand forecast to 18 months would have a negligible effect on our current inventory valuation.

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

Mask Costs

We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three and nine months ended December 31, 2011, total mask costs of $1.3 million and $5.4 million were incurred, of which $0.7 million and $3.6 million, respectively, was expensed as R&D expense because technological feasibility had not been achieved and the remaining $0.6 million and $1.8 million, respectively, was capitalized. During the three and nine months ended December 31, 2010, total mask costs of $3.2 million and $9.3 million were incurred, of which $1.5 million and $4.6 million, respectively, was expensed as R&D expense because technological feasibility had not been achieved and the remaining $1.7 million and $4.7 million, respectively, was capitalized.

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

Restructuring Charges

Over the last several years we have undertaken significant restructuring initiatives, which have required us to develop formalized plans for exiting certain business activities and reducing spending levels. We have had to record estimated expenses for employee severance, long-term asset write downs, lease cancellations, facilities consolidation costs, and other restructuring costs. Given the significance, and the timing of the execution, of such activities, this process is complex and involves periodic reassessments of estimates made at the time the original decisions were made. Our assumptions for exiting certain facilities, such as estimating sublease incomes, may differ from actual outcomes, which could result in the need to record additional costs or reduce estimated amounts previously charged to restructuring expense. Our policies require us to periodically evaluate the adequacy of the remaining liabilities under our restructuring initiatives. During the three and nine months ended December 31, 2011, we recorded net restructuring charges of a negligible amount and $0.9 million associated with our restructuring actions, respectively, as compared to a negligible amount and $0.6 million during three and nine months ended December 31, 2010, respectively. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges.

RESULTS OF OPERATIONS

Comparison of the Three and Nine Months Ended December 31, 2011 to the Three and Nine Months Ended December 31, 2010

Net Revenues. Net revenues for the three and nine months ended December 31, 2011 were $56.3 million and $182.1 million, representing a decrease of 9.6% and 3.7% from net revenues of $62.4 million and $189.1 million for the three and nine months ended December 31, 2010, respectively. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Process and Transport. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Process	$33,658	59.7%	$33,167	53.2%	$491	1.5%
Transport	22,689	40.3	29,197	46.8	(6,508)	(22.3)

	$56,347	100.0%	$62,364	100.0%	$(6,017)	(9.6)%

	Nine Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Process	$97,817	53.7%	$93,585	49.5%	$4,232	4.5%
Transport	84,303	46.3	95,542	50.5	(11,239)	(11.8)

	$182,120	100.0%	$189,127	100.0%	$(7,007)	(3.7)%

For the three and nine months ended December 31, 2011, our process revenues grew by 1.5% and 4.5%, respectively, primarily due to additional revenue generated from new design wins.

For the three and nine months ended December 31, 2011, our transport revenues declined by 22.3% and 11.8%, respectively. For the three months ended December 31, 2011, the decline was due to the completion of the Qualcomm Patent Purchase Agreement and lower revenues from our legacy products. The decline for the nine months ended December 31, 2011, was due to the completion of the Qualcomm Patent Purchase Agreement and lower revenues due to a slowdown in global OTN rollouts. For the nine months ended December 31, 2011, revenues from our OTN and 10 gigabit Ethernet products represented approximately 57%, and SONET/SDH and Legacy Switch products represented approximately 43%, respectively, of our total transport product revenues. For the nine months ended December 31, 2010, such revenues were approximately 62% and 38%, respectively.

Our future revenues could be impacted by various factors, including the duration and the severity of inventory corrections and other factors.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Net revenues	$56,347	100.0%	$62,364	100.0%	$(6,017)	(9.6)%
Cost of revenues	23,795	42.2	23,886	38.3	(91)	(0.4)

	$32,552	57.8%	$38,478	61.7%	$(5,926)	(15.4)%

	Nine Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$182,120	100.0%	$189,127	100.0%	$(7,007)	(3.7)%
Cost of revenues	77,830	42.7	69,806	36.9	8,024	11.5

	$104,290	57.3%	$119,321	63.1%	$(15,031)	(12.6)%

The gross profit percentage for the three and nine months ended December 31, 2011 decreased to 57.8% and 57.3%, compared to 61.7% and 63.1% for the three and nine months ended December 31, 2010, respectively. The decrease in our gross margin for the three and nine months ended December 31, 2011 was primarily due to an unfavorable product mix of increased Process revenues which has lower gross margins. The decrease in gross margins was also impacted by lower licensing revenues.

The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2011 was $0.7 million and $2.9 million compared to $3.3 million and $8.6 million for the three and nine months ended December 31, 2010, respectively. The acquisition of TPack has increased our amortization of purchased intangible assets, included in cost of revenues by approximately $0.7 million per quarter. Future acquisitions of businesses may result in substantial additional charges, which may impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and nine months ended December 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Research and development	$28,279	50.2%	$28,684	46.0%	$(405)	(1.4)%
Selling, general and administrative	$11,406	20.2%	$12,729	20.4%	$(1,323)	(10.4)%

	Nine Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Research and development	$86,256	47.4%	$81,800	43.3%	$4,456	5.4%
Selling, general and administrative	$32,903	18.1%	$37,440	19.8%	$(4,537)	(12.1)%

Research and Development. Increases in research and development (“R&D”) expenses are primarily driven by the effect of the consolidation of Veloce, our VIE, our internal costs related to the ARM 64-bit silicon server development effort, and the cost relating to TPack, an entity we acquired in September 2010, offset by a decrease in other R&D expenses. Total consolidated R&D expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses. The decrease in R&D expenses of 1.4% for the three months ended December 31, 2011, compared to the three months ended December 31, 2010 was primarily due to decreases of $0.9 million in pre-production costs and $0.9 million in consumable tools and supplies, offset by increases of $0.4 million in consumable equipment and software costs, $0.2 million in personnel costs, $0.4 million in printed circuit board costs, and $0.4 million in test costs and other items. The increase in R&D expenses of 5.4% for the nine months ended December 31, 2011, compared to the nine months ended December 31, 2010, was primarily due to increases of $1.9 million in personnel costs primarily related to TPack and Veloce, $1.5 million in consumable equipment and software costs, $0.4 million in indirect materials, $0.4 million in other expenses, $1.3 million in technology access fees, $1.2 million in printed circuit board costs, $0.3 million in test costs, $0.4 million in characterization costs and another $0.6 million in other R&D costs and $0.2 million in new product introduction costs. These were partially offset by decreases of $1.0 million in pre-production costs, $1.8 million in consumable tools and supplies, $0.5 million in packaging costs and $0.5 million in engineering samples-related costs. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional ongoing R&D expenses.

Our overall total expenditures, which include amounts spent by Veloce as well as expenses incurred directly by us, related to the ARM 64-bit processor core effort was approximately $9.0 million and $21.4 million for the three and nine months ended December 31, 2011, respectively, as compared to approximately $4.6 million and $11.7 million for the three and nine months ended December 31, 2010, respectively. The increase is due to the ramping of the ARM 64-bit silicon server project.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses (including stock-based compensation), professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 10.4% for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 was primarily due to decreases of $0.6 million in personnel costs, $0.4 million in stock-based compensation charges, and $0.3 million in travel expenses. The decrease in SG&A expenses of 12.1% for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 was primarily due to decreases of $0.7 million in personnel costs, $0.7 million in external contractor costs, $1.0 million in stock-based compensation charges, $0.2 million in travel costs, $0.2 million in marketing costs, $0.9 million on TPack acquisition cost and a $2.3 million adjustment to reduce the estimated fair value of the contingent consideration related to the TPack acquisition. These were partially offset by increases of $0.9 million of indirect materials and services, $0.4 million in fees for Professional Services and $0.2 million in other items. Future acquisitions of products, technologies or businesses may result in substantial additional ongoing SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three and nine months ended December 31, 2011 and 2010, which was included in the tables above (dollars in thousands):

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Costs of revenues	$83	0.2%	$164	0.3%	$(81)	(49.4)%
Research and development	2,647	4.7	2,809	4.5	(162)	(5.8)
Selling, general and administrative	1,703	3.0	2,116	3.4	(413)	(19.5)

	$4,433	7.9%	$5,089	8.2%	$(656)	(12.9)%

	Nine Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$292	0.1%	$496	0.3%	$(204)	(41.1)%
Research and development	6,761	3.7	6,712	3.5	49	0.7
Selling, general and administrative	4,682	2.6	5,702	3.0	(1,020)	(17.9)

	$11,735	6.4%	$12,910	6.8%	$(1,175)	(9.1)%

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016 related to unvested share-based payment awards at December 31, 2011 is $28.9 million, which includes stock-based compensation from Veloce, our VIE. This expense relates to equity instruments already issued and will not be affected by our future stock price. Vesting of the EBITDA and EBITDA2 Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. Vesting of our Performance Retention Grants are subject to (i) the accomplishment of goals and objectives of the individual’s business unit and (ii) individual performance as measured by the accomplishment of individual goals and objectives. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 18 months. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Restructuring Charges. The restructuring charges recorded during the three and nine months ended December 31, 2011 and 2010 was primarily for employee severances. During the nine months ended December 31, 2011, we implemented a restructuring plan as part of our ongoing cost reduction efforts and to better align our global operations to achieve greater efficiencies. We moved more of our functions offshore, which allow us to be closer and more connected to our and our customer’s third party subcontract manufacturers. The April 2011 restructuring plan includes eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, we recorded a charge of $0.9 million for employee severances. We anticipate this restructuring plan will reduce our ongoing net operating expenses by $1.5 million to $2.0 million annually. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges. For additional information on our restructuring activities, see Note 3 of the Notes to Condensed Consolidated Financial Statements.

Interest and Other Income, net. The following table presents interest and other income, net for the three and nine months ended December 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Interest income, net	$828	1.5%	$2,199	3.5%	$(1,371)	(62.3)%
Other income, net	$86	0.2%	$126	0.2%	$(40)	(31.7)%

	Nine Months Ended December 31,
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Interest income, net	$3,578	2.0%	$6,780	3.6%	$(3,202)	(47.2)%
Other income, net	$209	0.1%	$728	0.4%	$(519)	(71.3)%

Interest Income, net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The decrease in interest income, net for the three and nine months ended December 31, 2011, compared to the three and nine months ended December 31, 2010 was primarily due to our lower cash, cash equivalents and short-term investments available-for-sale balances.

Income Taxes. The federal statutory income tax rate was 35% for the fiscal three and nine months ended December 31, 2011 and 2010. Income tax expense recorded for the nine months ended December 31, 2011 was $0.6 million compared to $0.4 million for the nine months ended December 31, 2010.

FINANCIAL CONDITION AND LIQUIDITY

As of December 31, 2011, our principal source of liquidity consisted of $117.3 million in cash, cash equivalents and short-term investments, which is approximately $1.92 per share of outstanding common stock as compared to $2.64 per share at March 31, 2011. Working capital as of December 31, 2011 was $146.8 million. Total cash, cash equivalents, and short-term investments decreased by $50.8 million during the nine months ended December 31, 2011, primarily due to funding of our structured stock repurchase agreements for $10.0 million, the repurchases of our common stock for $20.9 million, purchase of property and equipment of $11.9 million, cash used for operations of $3.0 million, purchases of strategic investments of $4.75 million and the funding of restricted stock units withheld for taxes of $2.7 million offset by proceeds from stock issuance of $3.9 million. At December 31, 2011, we had contractual obligations not included on our balance sheet totaling $26.4 million, primarily related to facility leases, engineering design software tool licenses and non-cancelable inventory purchase commitments.

For the nine months ended December 31, 2011, we used $3.0 million of cash in our operations compared to generating $35.9 million for the nine months ended December 31, 2010. Our net loss of $15.1 million for the nine months ended December 31, 2011 included $20.9 million of non-cash charges consisting of $6.0 million of depreciation, $5.5 million of amortization of purchased intangibles and $11.7 million of stock-based compensation, offset by a $2.3 million reduction to the estimated fair value of our contingent consideration. Our net income of $3.0 million for the nine months ended December 31, 2010 included $29.3 million of non-cash charges consisting of $5.4 million of depreciation, $12.2 million of amortization of purchased intangibles, $12.9 million of stock-based compensation and a credit of $1.2 million related to the capitalization of prior years mask set costs. The remaining change in operating cash flows for the nine months ended December 31, 2011 primarily reflected increases in accounts receivable, other current assets, other accrued liabilities and accrued payroll and related expenses and decreases in inventories, accounts payable, and deferred revenue. Our overall days sales outstanding were 50 days and 32 days for the three months ended December 31, 2011 and March 31, 2011, respectively. Increase in the revenues generated during the last month of the quarter ended December 31, 2011 compared to the same period for the quarter ended March 31, 2011 was the primary reason for the increase in our days sales outstanding.

We used $1.2 million in cash for our investing activities during the nine months ended December 31, 2011, compared to using $56.9 million during the nine months ended December 31, 2010. During the nine months ended December 31, 2011, we generated $15.4 million for net short-term investment activities offset by $11.9 million for the purchase of property and equipment and $4.75 million for purchases of strategic investments. During the nine months ended December 31, 2010, we used $21.8 million for net short-term investment activities, $9.0 million for the purchase of property and equipment and $31.5 million for the acquisition of a business, offset by proceeds of $5.0 million from the sale of a strategic equity investment.

We used $30.0 million in cash for our financing activities during the nine months ended December 31, 2011, compared to using $16.3 million during the nine months ended December 31, 2010. The major financing use of cash for the nine months ended December 31, 2011 was $20.9 million for the repurchase of common stock, $10.0 million for the funding of our structured stock repurchase agreements and $2.7 million for restricted stock units withheld for taxes, offset by $3.9 million in proceeds from the issuance of common stock. The major financing use of cash for the nine months ended December 31, 2010 was $23.3 million for the repurchases of common stock, $10.0 million for the funding of our structured stock repurchase agreements and $2.5 million for restricted stock units withheld for taxes, offset by proceeds of $15.5 million from the settlement of structured stock repurchase agreements and $4.3 million in proceeds from the issuance of common stock.

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the nine months ended December 31, 2011, 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. During the nine months ended December 31, 2010, 2.1 million shares were repurchased on the open market at a weighted average price of $11.25 per share. All repurchased shares were retired upon delivery to us.

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

During the nine months ended December 31, 2011 and 2010, we entered into structured stock repurchase agreements totaling $10.0 million during each period. For those agreements that settled during the nine months ended December 31, 2011, we received 1.0 million in shares of our common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements. For those agreements that settled during the nine months ended December 31, 2010, we received $15.5 million in cash and 0.5 million in shares of our common stock at an effective purchase price of $10.01 per share. At December 31, 2011, we had no outstanding structured stock repurchase agreements.

In November 2010, we amended certain agreements with Veloce, initially entered into in May 2009, pursuant to which Veloce has agreed to perform product development work for us on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of our common stock, which will vest in quarterly increments through December 2012.

Under the amended merger agreement between us and Veloce, which has been approved by Veloce’s Board of Directors and stockholders, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. Should we acquire Veloce pursuant to the merger agreement, the purchase price payable by us is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to additional adjustments. At this time the eventual outcome is not determinable and as such we are unable to provide a narrower range for the estimated merger consideration. We will update the range in the future when additional relevant information is available. The form of consideration used for the merger, cash or our stock, would be determined by us at the time of the merger. The merger agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by us or Veloce if the other party fails to meet certain conditions set forth in the agreement. Also, there can be no assurance that the merger agreement and other agreements with Veloce will not be further amended to provide for the possible acceleration of our acquisition of Veloce.

In addition, we provided Veloce with a $1.5 million loan, to be forgiven over eight quarters beginning on March 31, 2011. Through December 31, 2011, approximately $0.75 million relating to this loan has been forgiven. If Veloce commits a material breach of the merger agreement, then the remaining outstanding principal amount of the promissory note evidencing the loan plus accrued interest will become due to us. If we commit a material breach of the merger agreement, then the remaining outstanding principal amount of the note and accrued interest is to be forgiven by us. The amount under the promissory note is eliminated in consolidation. Pursuant to the product development agreement, as amended, we will pay Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, we agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the development agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012. We will recognize the payments as R&D expenses when such operating costs have been incurred by Veloce. We recognized $3.4 million and $9.6 million as research and development expense relating to Veloce during the three and nine months ended December 31, 2011, respectively, compared to $3.3 million and $7.7 million during the three and nine months ended December 31, 2010, respectively. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce. We have no direct equity interest in Veloce.

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

On September 17, 2010, we acquired TPack A/S, a Corporation organized under the laws of Denmark, in accordance with the terms and conditions of the stock purchase agreement dated August 17, 2010. The total consideration paid at the closing of the transaction was approximately $32 million. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack within 18 months after the acquisition. As of December 31, 2011, we have accrued a contingent consideration liability of approximately $0.9 million. Approximately $5 million was placed in escrow to secure the indemnification obligations of TPack which is included in the purchase price allocation. In addition, we recorded acquisition related transaction costs of $0.9 million, which were included in SG&A expense. See Note 10 of the Notes to Condensed Consolidated Financial Statements for further discussion.

The following table summarizes our contractual operating leases and other purchase commitments as of December 31, 2011 (in thousands):

	Operating Leases	Other Purchase Commitments*	Total
Fiscal Years Ending March 31, 2012	$557	$22,881	$23,438
2013	1,683	—	1,683
2014	1,061	—	1,061
2015 and thereafter	258	—	258

Total minimum payments	$3,559	$22,881	$26,440

*	Primarily includes inventory purchase commitments.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at December 31, 2011.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2011, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $67.0 million and a cost basis of $62.9 million. These securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is decreased.

The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2011 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of December 31, 2011	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$69,535	$68,731	$67,940	$67,046	$66,147	$65,350	$64,618

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the three months year ended December 31, 2011. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information set forth under Note 8 of Notes to Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

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

As part of our product development efforts, in November 2010 we amended certain agreements with Veloce, initially entered into in May 2009, pursuant to which Veloce agreed to perform product development work for us on an exclusive basis for up to five years. As compensation for such development work, Veloce is receiving cash and other consideration, including a warrant to purchase shares of our common stock, which will vest quarterly through December 2012. Under the merger agreement with Veloce, as amended, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger and other agreements are achieved. We also have the unilateral option to acquire Veloce in the event Veloce fails to meet the milestones and delivery schedules. At this time, there can be no assurance that the merger agreement and other agreements with Veloce will not be further amended to provide for the possible acceleration of our acquisition of Veloce. Should we acquire Veloce pursuant to the merger agreement, as currently amended, the purchase price is estimated to be in the range of approximately $7 million up to approximately $135 million, subject to adjustments. At this time the eventual outcome is not determinable and as such we are unable to provide a narrower range for the estimated merger consideration. We will update the range in the future when additional relevant information is available. We also provided Veloce a $1.5 million loan which is being forgiven in equal installments over eight quarters starting on March 31, 2011. Pursuant to the development agreement, as amended, we are paying Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, we agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012. These amounts have increased in the past and may change again in the future. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

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

We and our customers face intense price pressure from competition from companies in lower cost countries like China. In response to these price pressures, our customers could require us to reduce prices which could impact our financial results adversely. These price pressures could cause our customers and us to not be competitive and lose significant revenues. Furthermore, our discrete legacy products are being and could continue to be integrated into ASIC’s that could cause our revenues from such products to decline at a faster rate.

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

*Natural disasters in certain regions, such as Japan and Thailand, could adversely affect our manufacturing and supply chain which, in turn, could have a material adverse effect on our business, our results of operations and our financial condition.

The occurrence of natural disasters in certain regions, such as the recent earthquake and tsunami in Japan and flooding in Thailand, could negatively impact our manufacturing and supply chain, our ability to deliver products, on a timely basis or at all, to our customers, the cost of our products, and the demand for our products. The occurrence of natural disasters could also cause delays in our customers’ supply chain, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters could have a material adverse effect on our business, our results of operations and our financial condition.

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

We have invested, and will continue to invest, in privately-held companies, most of which can still be considered to be in startup or developmental stages. These investments are inherently risky as the market for the technologies or products they have under development are typically in the early stages and may never materialize. We could lose all or substantially all of the value of our investments in these companies and, in some cases, we have lost all or substantially all of the value of our investment in such entities.

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

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers’ products;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	disasters that could affect our supply chain or our customers’ supply chain;

•	increases in the costs of products or discontinuance of products by our suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials including packaging substrates;

•	the availability of package and test vendor capacity;

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

•

costs associated with litigation and potential litigation, including without limitation, attorney fees, experts reports, legal opinions, litigation judgments or settlements, relating to the use or ownership of intellectual property or other claims arising out of our operations;

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

*Our business is dependent on selling to distributors.

Sales to distributors accounted for approximately 36% of our revenues during the nine months ended December 31, 2011 and 41% during the fiscal year ended March 31, 2011. Our largest distributor accounted for approximately 19% of our revenues during the nine months ended December 31, 2011 and 29% during the fiscal year ended March 31, 2011. We do not have long-term agreements with our distributors and either party can terminate the relationship with little advance notice

Any future adverse conditions in the U.S. and global economies or in the U.S. and global credit markets could materially impact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operations. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could reduce our net sales in a given period and result in an increase in stock rotations.

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

The increasing lead times from our suppliers cause us to make commitments for inventory purchases earlier in our production cycle which in turn increases our risk of having excess inventory. In addition, some of our suppliers are delivering based on allocations which in turn cause us to increase our inventory levels. We must balance our inventory levels between the risk of losing a significant customer to a competitor because we cannot meet our customer’s requirements and the risk of having excess inventory if a significant order is cancelled.

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

Acquiring products, technologies or businesses from third parties, making equity investments in companies developing such products, technologies or businesses, and making additional investments in companies in which we already have an interest are all part of our long-term business strategy. The risks involved with merger and acquisition and equity investment activities include:

•	diversion of management’s attention from our core business;

•	failure to integrate or potential loss of key employees, particularly those of the acquired companies;

•	difficulty in completing an acquired company’s in-process research or development projects;

•	customer dissatisfaction or performance problems with an acquired company’s products or services;

•	adverse effects on existing business relationships with suppliers and customers;

•	costs associated with acquisitions, mergers or investments;

•	difficulties associated with combining or integrating acquired companies and purchased operations, products or technologies;

•	difficulties and risks associated with entering and competing in markets that are unfamiliar to us; and

•	ability of the acquired companies to meet their financial projections.

In addition, in the event of any such investments, mergers or acquisitions, we could;

•	issue stock that would dilute our current stockholders’ percentage ownership;

•	use a significant portion of our cash reserves or incur debt;

•	assume liabilities, including unknown liabilities or other unanticipated costs, events or circumstances;

•	incur amortization or impairment expenses related to goodwill and other intangible assets and deferred compensation; and

•	incur large and immediate write-offs.

Any of these risks could materially harm our business, financial condition and results of operations.

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels. Additionally, market values had deteriorated, which had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At December 31, 2011, we had $31.1 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.

In September 2010, we completed the acquisition of TPack for $32 million in cash, exclusive of $0.5 million cash acquired, and potentially up to an additional $5 million if certain performance milestones are achieved during an 18 month period following the closing of the acquisition. In conjunction with the acquisition, we recorded $23.7 million in amortizable intangible assets and $13.2 million in goodwill. Please see Note 10 of Notes to Condensed Consolidated Financial Statements for additional information.

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

*Our operating results are subject to fluctuations because we rely heavily on international sales.

International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. The revenues we derive from international sales may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs, rising protectionism and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	natural disasters;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental and export approvals for communications, processors and other products;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles and difficulties in collecting accounts receivable in some countries;

•	burdens of complying with a wide variety of complex foreign laws and treaties;

•	the sovereign debt crisis could continue or exacerbate the global economic crisis that could adversely impact our business;

•	potentially adverse tax consequences; and

•	an uncertain economic condition that may trail any improvements in the United States.

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

*Our foreign operations may subject us to risks relating to the U.S. Foreign Corrupt Practices Act and similar foreign regulations that may have a material adverse impact on our business, financial condition or results of operations.

Our international operations are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and similar regulations in foreign jurisdictions where we do business, such as China, India, Vietnam and in Europe. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with the obtaining of business overseas. Violations of the FCPA or other similar laws by us, any of our foreign subsidiaries, or any of our or their employees, executive officers, distributors or other agents could subject us or the individuals involved to criminal or civil liability and could therefore materially harm our business, financial condition or results of operations.

*Our portfolio of short-term investments is exposed to certain market risks.

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal year ended March 31, 2010, we recorded $4.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At December 31, 2011, the unrealized losses on these securities that were not written down as an other-than-temporary impairment charge were approximately $2.0 million, of which approximately $1.9 million has been at an unrealized loss for greater than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

*Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs, including recent restructuring initiatives announced in January 2010, April 2011 and October 2011, and such restructuring activities are likely to continue. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our customers or competitors. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation, increase our expenses and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any additional restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities.

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

*The markets in which we compete are highly competitive, and we expect competition to increase in these markets in the future.

The markets in which we compete are highly competitive, and we expect that domestic and international competition will increase in these markets, due in part to deregulation, rapid technological advances, price erosion, changing customer preferences and evolving industry standards. Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share. Our ability to compete successfully in our markets depends on a number of factors, including:

•	our ability to partner with OEM and channel partners who are successful in the market;

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, interoperability, reliability, performance and certification;

•	our ability to attract and retain key engineering, operations, sales and marketing employees and management;

•	customer support;

•	time-to-market;

•	price;

•	production efficiency;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers’ products;

•	market acceptance of competitors’ products; and

•	general economic conditions.

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

We may also be required to make significant expenditures of capital and resources to resolve such problems. We cannot assure you that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers or our customers. We cannot assure you that our customers will not require additional indemnification coverage, which could result in significant incremental liability. Any problem could result in:

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

We also face the risks associated with our former employees assisting their new employers to recruit our key talent, in violation of their contractual non-solicitation and confidentiality covenants to us. For example, in December 2010 we commenced a lawsuit in the California Superior Court in Santa Clara County against two former AppliedMicro employees — one of whom was a former Company officer — and their new employer for causes of action including, among other things, breach of the employees’ contractual non-solicitation covenants to us in connection with their efforts to recruit key AppliedMicro engineers to join their new company. In August 2011, following the results of our discovery in that action, we amended our complaint to add an additional defendant and additional causes of action, including breach of fiduciary duty and new breach of contract and contract interference claims. In such action, which is not yet scheduled for trial, we are seeking damages, including exemplary and punitive damages, injunctive relief and costs of suit. In addition, while we encourage our employees to abide by all contractual and legal obligations owed to their former employers, there can be no assurance that we will not be the target of allegations made by other companies that we have, directly or indirectly, unlawfully solicited their employees to join us. There are significant costs associated with recruiting, hiring and retaining personnel, as well as significant actual and potential losses to our business arising from the delays in or cancellation of technology development, product completion and roll-out, customer design wins and product orders, and sales revenues caused by the departure of key engineering resources.

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

*We could incur substantial fines, litigation costs or remediation expenses associated with our storage, use and disposal of hazardous materials.

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party (“PRP”) along with more than 100 other companies that used Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain on-going remediation efforts at the Omega Site and with respect to the regional groundwater allegedly contaminated thereby. In 2007, the PRPs were sued by a chemical company located downstream from the Omega Site; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater. In 2011, a toxic tort litigation was commenced against Omega and the PRP group by individuals alleging injuries caused by the Omega Site. Based on currently available information, we have a loss accrual that is not material and we believe that the actual amount of costs and liabilities will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, we do not believe that any eventual outcome will have a material adverse effect on our operations but we cannot guarantee this result. In 2009, the U.S. Supreme Court decided U.S. v. Burlington Northern & Santa Fe Railway Co., 129 S.Ct. 1870, which determined that hazardous substance cleanup liability need not be joint and several in all cases. As a result of this decision, the liability is potentially divisible among the PRPs at an earlier stage in superfund cases such as Omega. At this time we do not know and cannot predict the full impact of this decision on our liability. In addition, future increases to our proportional allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group could materially increase our potential liability relating to the Omega Site. Although we believe that we have been and currently are in material compliance with applicable environmental laws and regulations, we cannot guarantee that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega Site, or expenses and potential liabilities relating to the pending litigation matters, will not have a material adverse effect on our business and financial condition.

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

Litigation may be necessary to enforce our intellectual property rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. The semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. Currently the Company is not a named defendant in any IP infringement lawsuits. Nevertheless, as our products and IP become instantiated in more and more customer products and applications, and as patent infringement litigation brought by our competitors, non-practicing entities (also known as “patent trolls”) and patent-licensing companies is on the rise, we are at an increased risk of being named as a defendant in such litigation. Due in part to the factors described above, the Company has been or currently is subject to the following:

•	having information about our products and technologies subpoenaed in patent litigation between other third parties;

•	demands that we enter into expensive licenses of third party patent portfolios in order to avoid being named as a defendant in future IP infringement suits; and

•

claims demanding that we indemnify customers or end users of our products with respect to their liability, including without limitation defense costs, arising from third party IP infringement claims brought against them.

Such claims, demands and litigation could result in substantial costs and diversion of resources, including the attention of our management and technical personnel, and could have a material adverse effect on our business, financial condition and results of operations.

We may be accused of infringing on or misappropriating the intellectual property rights of third parties. In addition, we have contractual indemnification obligations to some of our customers, and other customers or end users may assert we have duties to indemnify them, with respect to claims that our products infringe third-party intellectual property rights. For example, in connection with the patent infringement lawsuit previously brought by Broadcom Corporation against Emulex Corporation in the United States District Court in the Central District of California, Emulex has demanded that several of its components suppliers, including AppliedMicro, indemnify Emulex from and against certain legal expenses and other potential liabilities arising from the lawsuit. Although we are a supplier of components used by Emulex in certain products accused in the Broadcom litigation, we do not currently believe we have any obligations under the terms of our existing supply agreement with Emulex to indemnify it with respect to the Broadcom litigation. Notwithstanding the foregoing, there can be no assurance that IP infringement or misappropriation claims by third parties, or additional claims for indemnification by customers or end users resulting from infringement claims against them, will not be asserted in the future, or that any such existing or future assertions will not harm our business.

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

Date: February 3, 2012

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