Form 10-K
period 2012-03-31
APPLIED MICRO CIRCUITS CORP
filed 2012-05-17
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑

The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on September 30, 2011 (the last day of the registrant’s second quarter of fiscal 2012) as reported on the Nasdaq Global Select Market, was approximately $275,724,000. Shares of common stock held by each officer and director and by each person who then owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.

There were 62,084,504 shares of the registrant’s common stock issued and outstanding as of April 30, 2012.

Documents Incorporated by Reference

The following document is incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on August 14, 2012 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2012.

APPLIED MICRO CIRCUITS CORPORATION

ANNUAL REPORT ON FORM 10-K

FOR THE FISCAL YEAR ENDED

MARCH 31, 2012

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K for the fiscal year ended March 31, 2012 (this “Annual Report”). Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part 1. Item 1A, Risk Factors and elsewhere in this Annual Report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

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

Overview

AppliedMicro provides semiconductor solutions for the data center, enterprise, telecom and consumer/small medium business (“SMB”) markets. We design, develop, market and support high-performance low power integrated circuits (“ICs”), which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, enterprise and edge switches, blade servers, storage systems, gateways, core switches, routers, metro, long-haul, and ultra-long-haul transport platforms. In the consumer/SMB markets, we combine optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductor solutions for wireline and wireless communications equipment such as wireless access points, network attached storage, and residential and smart energy gateways. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Available Information

We maintain a web site to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge through the Investor Relations section of our web site at www.apm.com and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our web site to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our web site. Information accessible through our web site does not constitute a part of this Annual Report.

Copies of this Annual Report are also available free of charge, upon request to our Investor Relations Department, 215 Moffett Park Drive, Sunnyvale, California 94089. In addition, our Board Guidelines, Code of Business Conduct and Ethics, other corporate policies and written charters for the various committees of our Board of Directors are accessible through the Corporate Governance tab in the Investor Relations section of our web site and are available in print free of charge to any shareholder who requests a copy.

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

Industry Background

The Communications Industry

Communications technology has evolved considerably over the last decade due to substantial growth in internet bandwidth. Consumers are now requiring ubiquitous access to content via a proliferation of smart wireless devices as well as high definition streaming services to their display devices in the home. As a result, the Wireline and the Wireless networks, along with the data centers that serve and store the content are experiencing a profound change to support the services, video acquisition and video generation habits of the general public.

In Wireline, the access, metro and core networks are shifting dramatically towards serving packet-based services which are fundamentally less expensive than the transitional synchronous optical network (“SONET”) and the synchronous data hierarchy (“SDH”) networks, but provide the same level of quality and guarantee of content delivery. Optical transport networks or Optical Transport Network (“OTN”) has emerged as the Layer One (L1) protocol to replace SONET/SDH in the metro and core. Combined with Wavelength-Division Multiplexing (“WDM”) and Dense Wavelength-Division Multiplexing (“DWDM”) technologies, the Service providers are now able to support the vast increases in bandwidth requirements at a much lower cost per bit and much easier configurability.

Wireless networks are also moving to 3/4G infrastructure in order to support the myriad of high speed wireless devices from smartphones to tablets. Further, backhauling all the data traffic from the base stations is requiring higher bandwidth packet-based Wireline connectivity for supporting Ethernet and Internet Protocol backhaul.

Finally, the data centers that are involved in processing, serving and storing the content are also transitioning to keep pace with end-user requirements. The concept of Cloud computing, or utilizing processing and storage capabilities in the Internet data centers, is just beginning to get traction with small scale developers, enterprises as well as the general public. And as these services are increasingly utilized across the board, data center equipment is now deployed with virtualization capabilities, which allow more efficient use of servers and storage equipment. To support virtualization, servers and switches are now rapidly adopting higher port densities with bandwidth per port moving to 10Gbps and beyond.

As the pace of these transitions increases, original equipment manufacturers (“OEM”s) are partnering with merchant silicon solution providers to help address larger complexity, lower power and cost, and higher performance devices. These trends have created a significant opportunity for IC suppliers that can design cost-effective solutions for the processing and transport of data.

AppliedMicro Strategy

AppliedMicro is a global leader in providing energy efficient sustainable solutions to process and transport information for current and next generation networks. Being a leader in mixed-signal design, high speed signal processing, internet protocol and Ethernet packet processing and embedded processors gives AppliedMicro the foundation to compete and excel in the next several generations of solutions. Our differentiated internet protocol and patented innovations provide high value, low power solutions in telecom (wireline and wireless), enterprise and consumer applications. Our products enable the development of converged internet protocol-based networks offering high-speed secure data, high-definition video and high-quality voice for service provider (metropolitan, access, home), data center, and enterprise applications. Late last year we announced the “X-Gene™” family of multi-core processors based on a 64-bit ARM v8 core which was designed in-house and can scale to 128 cores operating at up to 3.0 GHz. This family will significantly enhance our market opportunity by enabling us to target web servers as well as higher end control and data plane applications that were previously not relevant to us.

Overall, as part of the evolution of our growth and execution strategy, and to remain competitive, we expect to continue to transition our products to silicon fabrication processes that utilize increasingly smaller feature geometries and to increasingly integrate more functions into our silicon solutions. To accomplish this, we will need to utilize very complex deep submicron technologies. This continuing transition to increased integration of additional functions combined with smaller geometry process technologies may result in reduced manufacturing yields, delays in product deliveries and increased expenses which may adversely impact our business, financial condition and operating results. For more information see our risk factor titled “We may experience difficulties in transitioning to smaller geometry computing technologies or in achieving higher levels of design integration and, as a result may experience reduced manufacturing yields, delays in product deliveries and increased expenses” in Part I, Item 1A, Risk Factors, below.

We have focused our product development efforts on high growth opportunities for Computing and Connectivity (formerly referred to as “Process” and “Transport”, respectively) information. Our strategy for each of these areas is as follows:

Computing

We are continuing to develop products based on the Power Architecture. This standard computing architecture, developed by IBM, is the leading architecture within the communications market for high-performance embedded systems. Many of our customers’ products require embedded computing solutions for managing control plane and data plane functionality. Our products combine the embedded central processing unit (“CPU”) core with peripheral functionality to create optimum solutions for applications such as wireless access points, residential gateways, wireless base-stations, storage controllers, network attached storage, network switches and routing products. We also have substantial expertise in special purpose network processing architectures for control plane computing. Products based on these architectures are broadly deployed and continue to be designed into major telecommunications, consumer, and networking equipment. We are developing integrated products that leverage the general purpose embedded computing capabilities of the Power Architecture in combination with technologies derived from our portfolio of traffic management and packet computing products to create solutions that are ideally suited for converged IP-based networks. Additionally, due to the general-purpose nature of our processors, many of our computing products find their way into auxiliary markets such as multi-function printers, storage devices, video surveillance and other consumer electronic devices.

In connection with our product development plans, we secured an architecture license with ARM Limited, a leading semiconductor IP supplier (“ARM”), to a new 64-bit version of ARM’s core specification (ARM v8) which we believe will allow us to introduce new products into high growth markets in which a combination of low power and high computational capabilities are of importance. We believe that this brand new family of Company products, called “X-Gene™”, will represent the world’s first 64-bit ARM v8 architecture compliant processors for next-generation cloud computing, wireless infrastructure, enterprise networking, and storage and security applications. We plan to use the 64-bit ARM core in our third-generation of processor products to redefine the server architecture in a more energy efficient, cost-effective way to make cloud computing systems more sustainable. The “X-Gene” architecture combines AppliedMicro’s revolutionary 64-bit ARM v8 CPU with substantial portions of our high speed connectivity portfolio and interconnect technologies. This level of System-on-a-Chip (“SoC”) integration, unprecedented in cloud server systems designs, reduces the chip count while eliminating the power-hungry interfaces required in multi-chip implementations. The common technology leveraged into this 64-bit ARM architecture will be our proprietary SoC subsystem, already inherent in the Company’s second generation PACKETpro™ processor architecture – customers invested in our PACKETpro hardware will be future-proofing a migration path to X-Gene with our proprietary offload engines, hardware accelerators and intelligent SoC management, all delivering unprecedented capabilities in power management, security, packet processing, system isolation and resource protection. By leveraging our networking and computing heritage and making a quantum leap in performance-power density, X-Gene will enable AppliedMicro to set a new bar for next generation cloud computing with unparalleled single-thread performance, full CPU and I/O virtualization, and SoC-enabled glueless multi-computing.

Connectivity

Our connectivity technology products’ historical focus has been on the SONET/SDH optical telecommunications infrastructure where we are a leading vendor. Currently, our connectivity products sell into both the telecom/service provider and datacom/data center markets. In the service provider end market, emerging metro Ethernet and residential triple play applications such as internet protocol television (“IPTV”) and OTN deployments are driving substantial investments in optical infrastructure. These new deployments are increasingly based on metro or carrier class Ethernet with high performance signal processing to address the requirements of lower cost, lower power consumption and reduced equipment footprints for metro access, metro edge, metro, core and long haul networks. Our Forward Error Correction (“FEC”) and Physical layer (“PHY”) devices play a critical role in providing cost and power optimized solutions for the leading edge platforms in the Wide Area Network.

In the data center segment, the amount of data being created and consumed in the emerging cloud computing, data center and enterprise networks as they continue to deploy virtualization technologies for computing and storage is continuing unabated. To address the rapidly increasing volume of information, the data center networks are migrating from gigabit Ethernet to ten gigabit Ethernet (“10GE”) connectivity for server to server, intra-blade server and access to data center speeds. AppliedMicro’s data center 10G PHY portfolio which consists of optical, backplane and short reach copper solutions is specifically targeted to provide high speed connectivity and increased density at lower power and cost points to enable penetration of the present and future data center/enterprise server/switch platforms.

We are continuing to focus our current connectivity investments on these high growth 10G and beyond, data center markets, and on OTN-based and service provider market opportunities. We will continue to service the SONET/SDH market on a production basis with a broad portfolio of PHY, clock and data recovery (“CDR”), FEC and SONET/SDH mapper devices.

Products and Customers

We develop products for computing and for connectivity data as well as providing high speed connectivity solutions. These products are used in a wide variety of communications and other networking applications such as the infrastructure for wide area networks, carrier access networks, and enterprise networks.

Most of our products can be grouped into the functional categories listed below.

Physical Layer Products: Our mixed-signal PHY ICs transmit and receive signals in a very high-speed serial format. Our products are able to correctly receive these signals in challenging environments through the inclusion of highly efficient dispersion compensation methodologies. This low noise capability permits the transmission of signals over greater distances with fewer errors. Our PHY ICs also convert high-speed serial formats to low-speed parallel formats and vice versa. These products set a new benchmark for performance and power consumption in the industry. We announced availability of our Gearbox product in February, 2012. It features four 28 Gbps interfaces, the fastest available in CMOS in the industry. Its initial applications are for 100G optical modules that are used by our mainstream service provider customer base. With current industry products for Gearbox-type products based on more expensive and power-hungry processes, AppliedMicro’s CMOS-based Gearbox offers much lower power and better likelihood of assured supply compared to other suppliers. Our customers include virtually all of the leading OEMs for both wide area and access network equipment: Cisco, Juniper Networks, Fujitsu, Huawei, Nokia-Siemens Networks, Alcatel-Lucent, ZTE and many others.

AppliedMicro also designs and markets competitive mixed-signal datacom 10GE optical PHYs. These products, such as the QT2025 and the QT2225, are targeted at the higher volume data center switching and server markets served by system vendors such as Cisco, Force-10, Extreme Networks, Juniper Networks, Hewlett-Packard, Dell, IBM, Fujitsu and others. Our newer family of 10GBaseT (10 Gigabit Copper Ethernet) products appeal to the same customer base, enabling them to utilize existing copper cabling infrastructure, particularly in high growth data center environments.

Framer and Mapper Products: Our framing layer ICs transmit and receive signals to and from the physical layer in a parallel format and are used in high-speed optical network infrastructure equipment. For OTN applications, AppliedMicro’s framer products incorporate our industry-leading FEC Technology to dramatically improve performance. We are experiencing continuing production volume shipments for the Rubicon and Pemaquid OTN devices. Most customers in the service provider space have production life cycles of five to seven years, and we are in the middle stage of this life cycle with Rubicon and Pemaquid. We followed these products with our Yahara, which improves on the functionality of Rubicon and integrates 10G PHY. Customers have found Yahara to be a very effective upgrade to Rubicon for newer line cards. Finally, we went into production with our PQ60 family of OTN framers in fiscal year 2012. Where Rubicon and Yahara feature a single primary 10G interface, PQ60 offers six of them. Our current customers for framers and mappers include Adva, Alcatel-Lucent, Ciena, Cisco, ECI, Ericsson, NEC, Nortel, Tellabs, Fujitsu, Huawei, Juniper and ZTE.

Embedded Computing Products: We are one of the leading suppliers of embedded processors. Our embedded processors are widely deployed in a variety of critical applications in target markets such as Wireless Infrastructure, Wireless LAN (“WLAN”), Residential, Data Centers and Enterprise. In Wireless Infrastructure, our embedded processors are used in base station controllers by leading suppliers of Wideband Code Division Multiple Access (W-CDMA) and GSM equipment. In networking equipment such as edge, core and enterprise routers, our embedded processors handle overall system maintenance and management functions. In WLAN applications, our embedded processors are installed in a significant share of all Enterprise class access points shipped worldwide. Our products utilize IBM’s Power Architecture 4xx processor cores in various speed grades. These cores are integrated with various peripheral functionality to create specialized SoC product solutions. As carrier and metro networks transition to Ethernet and IP-based networks, the need for high performance general purpose embedded processing increases. Versions of our processors are also targeted at large opportunities in RAID storage processing, multi-function printers and a variety of other embedded applications. In fiscal 2011, we introduced our second generation of PACKETpro™ embedded processors. Identified with the product nomenclature of APM86xxx, this new family of processors feature our first processor built on TSMC’s standard 40nm CMOS process and an SoC that enabled us to offer value-added multi-core solutions to our customers. While PACKETpro™ is AppliedMicro’s second-generation of embedded processors, it is the first to feature offload acceleration of critical features at performance levels up to 1.5 GHz. The innovative SoC subsystem design features the Scalable Lightweight Intelligent Management processor, or SLIMpro™, to enable breakthrough flexibility in SoC power management, protected asymmetric multiprocessing (“PMP”), failover protection, resiliency and end-to-end security for a wide range of mission-critical applications in wireless and wired networking, multi-function printer, industrial, NAS, consumer and enterprise access point markets. The first product in the PACKETpro family, “Green Mamba,” is a dual core processor solution supporting Gigabit Ethernet, PCI Express, USB and integrated security processing acceleration at up to 1.5 GHz (Gigahertz) in a power envelope of less than 5W. An additional member of the PACKETpro™ family, “Keelback”, began sampling in our fourth fiscal quarter and a third processor is expected to begin sampling in the first fiscal quarter of fiscal 2013. Overall, our current embedded processor customers include Cisco, Nokia-Siemens Networks, Brocade, Hewlett-Packard, Kyocera, Western Digital, Netgear, Apple, Fujitsu, Panasonic and Ericsson.

Server Processor Products: In October 2011, AppliedMicro announced “X-Gene™,” the world’s first 64-bit ARM architecture compliant processor for next-generation cloud computing and networking applications. X-Gene multi-core processors are based on high-performance ARM v8 compliant cores operating at up to 3.0 GHz, but at a fraction of the power and significantly lower Total Cost of Ownership (“TCO”) of existing solutions. This server-on-a-chip will integrate multiple copies of AppliedMicro’s ARM v8 compliant 64-bit cores and a high-performance terabit coherent fabric with on-chip 10-Gigabit LAN, storage and WAN physical layer IP, as well as a 100-Gigabit per second inter socket communications interface to extend coherency to multi-chip configurations. This newest product family provides an optimal balance of processor performance with memory, cost and bandwidth, for an optimized TCO. This level of SoC integration, unprecedented in today’s cloud server system designs, reduces the chip count while also eliminating the power-hungry interfaces required in multi-chip implementations.

Reception to date of our X-Gene announcement has been extremely positive. Effectively, AppliedMicro is now able to offer multiple ISAs to our customers based on their needs and requirements. By being ISA agnostic, we are able to offer an expansive and scalable portfolio with either architecture (ARM or Power) predicated on our customer interests and proprietary SoC technology. With the continued investment in both our Power Architecture business and new ARM architecture, AppliedMicro now spans to be an end-to-end market play from Enterprise and SMB networking applications to high-end data center computing.

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

Technology

We utilize our technological and design competencies to solve the problems of high-speed analog, digital and mixed-signal circuit designs, high performance processors that combine to provide many essential products for the connectivity and computing of information worldwide. We blend systems and software expertise with a high-level of silicon integration to deliver communications ICs and software for global communication networks. Our embedded computing product lines deliver performance and a rich mix of features for Internet data centers, communication networks, data storage, consumer and imaging applications.

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

Although we completed the sale of our 3ware storage adapter business to LSI Corporation on April 21, 2009, as discussed in “Sale of the 3ware Storage Adapter Business to LSI Corporation” in Part II, Item 7, Management’s Discussion and Analysis of Financial Conditions and Results of Operations, we remain active in the storage industry with our design and sale of embedded storage computing chips and 10 gigabit connectivity solutions with our Embedded Computing products. We intend to continue working closely with leaders in the storage, networking and computing industries to design and develop new and enhanced storage connectivity products. We believe that establishing strategic relationships with technology partners is essential to ensure that we continue to design and develop competitive products that integrate well with solutions from other leading participants in the storage markets.

Our products incorporate a combination of internally developed and licensed technologies. For certain of our embedded and server processor products, we are a licensee of ARM’s 32-bit cores and their 64-bit architecture. We also license various other technology components used in our products, as well as various engineering design and verification tools.

Research and Development

Our research and development (“R&D”) expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal ICs and on the development of highly integrated embedded processing SoC ICs for the communications market. We also develop high-performance libraries and design methodologies that are optimized for each of these applications. Our primary R&D facilities are located in Sunnyvale, San Diego and Santa Clara, California, Austin, Texas and Andover, Massachusetts in the United States, Ottawa in Canada, Ho Chi Minh City in Vietnam, Pune and Bangalore in India and Copenhagen in Denmark. During the fiscal years ended March 31, 2012, 2011 and 2010, we expended $175.7 million, 108.7 million and $88.1 million, respectively, on R&D activities.

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

Our Printed Circuit Board Assembly (“PCBA”) development efforts are focused on building advanced telecom computing architecture (“ATCA”) evaluation boards and software for our switch fabric, network processors and embedded Power Architecture processors for the communications market. Before a new product is developed, our R&D engineers work with marketing managers and customers to develop a comprehensive requirements specification. After the product is designed and commercially released, our engineers continue to work with customers on early design-in efforts to understand requirements for future generations and upgrades.

The Company and Veloce Technologies, Inc. (“Veloce”) are parties to a development agreement, dated as of May 17, 2009, as amended on November 8, 2010 and July 18, 2011 (the “Development Agreement”), pursuant to which Veloce has agreed to perform product development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock which was scheduled to vest in quarterly increments through December 2012. A portion of the vested warrant has been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, the Company has recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in the Company’s consolidated financial statements. The warrant was 69% vested as of March 31, 2012.

Pursuant to the Development Agreement, the Company is paying Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, the Company agreed to pay Veloce an additional $2.0 million over four quarters to cover certain increased expenses under the Development Agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012, or earlier in the event the Company acquires Veloce. The Company recognizes the payments as research and development expenses when such operating costs have been incurred by Veloce. During the fiscal years ended March 31, 2012, 2011 and 2010, the Company recognized $13.1 million, $11.2 million and $6.2 million of costs incurred by Veloce as research and development expense, respectively.

As of March 31, 2012, the Company proposed to acquire Veloce in accordance with the terms and conditions of the Agreement and Plan of Merger, entered into as of May 17, 2009, as amended by Amendment No. 1 to the Agreement and Plan of Merger, entered into as of November 8, 2010, and collectively referred to as the “Original Merger Agreement”. Under the Original Merger Agreement, the Company agreed to acquire Veloce if certain performance milestones and delivery schedules set forth therein are achieved. Should the Company acquire Veloce pursuant to the Original Merger Agreement, the purchase price payable by the Company was estimated to be in the range of approximately $7 million up to approximately $135 million. The final price would be based upon the achievement and timing of multiple product development and milestones, as adjusted based upon actual technical performance results. For accounting purposes, Veloce is a variable interest entity (“VIE”) of which the Company is the primary beneficiary. Upon entering into the Development Agreement and the Original Merger Agreement, the consolidated financial statements of the Company have included all of the accounts of Veloce for all fiscal years presented.

On April 5, 2012 the Original Merger Agreement was amended (“Second Amendment”). Pursuant to the Second Amendment, the closing of the Company’s acquisition of Veloce was set to occur upon achievement of a specified FPGA product development milestone by Veloce and the satisfaction or waiver of certain closing conditions and consummation of certain other transactions contemplated by the Second Amendment, and the purchase price was modified to be in the range of $60.4 million up to approximately $135 million, based upon the achievement and timing of product development milestones and technical performance results as described above. The merger is currently expected to occur during the first quarter of fiscal 2013.

In September 2010, we completed the acquisition of TPack, a Denmark-based company which specializes in the development and sale of OTN chips that are based on FPGAs, which enables AppliedMicro to expand its presence and customer relationships in the OTN and Carrier Ethernet markets.

Manufacturing

Manufacturing of Integrated Circuits

The manufacturing of ICs requires a combination of competencies in advanced silicon technologies, package design and manufacturing and high speed test and characterization. We have obtained access to advanced complementary metal-oxide semiconductor (“CMOS”) manufacturing technology through foundry relationships. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management and technical performance. We purchase our ceramic and plastic packages from several vendors including Advanced Semiconductor Engineering (“ASE”), Siliconware Precision Industries Co Ltd. (“SPIL”), IBM, Kyocera, Unimicron and NTK.

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

Competition

In the Connectivity communications IC markets, we compete primarily against companies such as Broadcom, PMC-Sierra, Cortina and Vitesse. In the embedded computing communications IC market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. In addition, some of our customers and potential customers have internal IC designs or manufacturing capabilities with which we compete.

The communications IC market is highly competitive and is subject to rapid technological change. The nature of the communications IC market is that design cycles are often measured in years. As such, an IC supplier’s timing of delivery to market is critical since once an IC supplier’s product is designed into a customer’s products, the IC supplier can often enjoy sales of the product for several years. Conversely, if a supplier misses a design cycle or develops an uncompetitive product, the supplier may never generate significant revenues from the product. We typically face competition at the design stage when our customers are selecting which components to use in their next generation device and equipment products. We believe that the principal factors of competition for the markets we serve include: product performance, quality, reliability, integration, price and time-to-market, as well as our engineering expertise, reputation and level of customer support. Our ability to successfully compete in these markets depends on our ability to design and subcontract the manufacture of new products that implement new technologies and gain end-market acceptance in a time-efficient and cost-effective manner.

Proprietary Rights

We rely in part on patents to protect our intellectual property (“IP”). We have been issued approximately 340 patents, which principally cover certain aspects of the design and architecture of our IC and enterprise storage products. In addition, we have over 161 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that any of our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.

To protect our IP, we also rely on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements.

As a general matter, the semiconductor and enterprise storage industries are characterized by substantial litigation regarding patent and other IP rights. In the past we have been, and in the future may be, notified that we may be infringing on the IP rights of third parties. In some cases, the third parties have demanded that we pay significant patent license fees in order to avoid litigation asserting IP infringement; to date, we have refused to enter into any such patent license agreements. We have certain indemnification obligations to customers with respect to the infringement of third party IP rights by our products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not have a materially adverse affect on our business, financial condition or operating results. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the IP rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms, or at all. Any limitations on our ability to market our products, any delays and costs associated with redesigning our products or payments of license fees to third parties or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and operating results.

Environmental Matters

We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals that were used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. Such regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical Corporation site and the surrounding groundwater acquifers, which efforts are ongoing. For more information see our risk factor titled “We could incur substantial fines or litigation costs associated with our storage, use and disposal of hazardous materials” in Part I, Item 1A, Risk Factors, below and refer to footnote 11 “Legal Proceedings” to the financial statements.

Employees

As of March 31, 2012, the Company and our VIE, Veloce, on a consolidated basis had 728 full-time employees: 80 in administration, 535 in research and development, 24 in operations and 89 in marketing and sales. Our ability, as the economy recovers, to attract and retain qualified personnel is essential to our continued success. None of our or Veloce’s employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Executive Officers of the Registrant

Our current executive officers and their ages as of March 31, 2012 are as follows:

Name	Age	Position(s)
Paramesh Gopi	43	President and Chief Executive Officer, Member of the Board of Directors
Robert G. Gargus	60	Senior Vice President and Chief Financial Officer
L. William Caraccio	53	Vice President, General Counsel and Secretary
Shiva K. Natarajan	46	Vice President, Corporate Controller and Chief Accounting Officer
Hector Berardi	47	Vice President, Operations
Michael Major	55	Vice President, Human Resources

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

L. William Caraccio joined us in June 2010 as Vice President, General Counsel and Secretary. In December 2002, he was a co-founder of RMI Corporation (formerly Raza Microelectronics, Inc.), a privately held fabless semiconductor company where he was most recently Senior Vice President, General Counsel and Secretary, and, following RMI Corporation’s acquisition by Netlogic Microsystems, Inc. in October 2009, he served a transition role at Netlogic as Senior Counsel until January 2010. From March 2000 to January 2003, he was Vice President, General Counsel and Secretary of Foundry Holdings, Inc., a privately held investment firm and incubator of high technology companies. From June 1992 to March 2000, he was at Pillsbury Madison & Sutro LLP (now Pillsbury Winthrop LLP), an international law firm where he was most recently a Partner and co-chair of the firm’s Corporate Securities and Technologies Group. Mr. Caraccio earned his Juris Doctor degree from the University of California, Berkeley and holds a Bachelor of Arts degree from the University of California, Irvine.

Shiva K. Natarajan joined us in December 2006 as Senior Director of Accounting and was promoted to Vice President, Corporate Controller and Chief Accounting Officer in January 2008. From September 2005 to December 2006, he was Corporate Controller of Open-Silicon, a privately held fabless ASIC company. From May 2003 to August 2005, he was Director of Accounting of Silicon Image, a public semiconductor company specializing in high-speed serial communications technology. From October 1997 to April 2003, he was with Ernst & Young LLP, a public accounting firm, where he was most recently a Senior Manager of Assurance and Advisory Business Services. Mr. Natarajan is a Certified Public Accountant.

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

Michael Major joined us in February 2006 as Senior Director of Human Resources. Mr. Major was promoted to Vice President of Human Resources in April 2008. Mr. Major has 30 years of experience with Human Resources and related activities. Prior to joining us, Mr. Major was Senior Director of Human Resources at Silicon Image, a public semiconductor company specializing in high-speed serial communications technology, from September 2002 to January 2006. Prior to Silicon Image, Mr. Major served as Vice President of Human Resources for MedChannel, a technology startup. Before his role at MedChannel, Mr. Major was Director of HR Operations at Netscape Communications. In addition to his experience within Human Resources, Mr. Major spent almost 20 years consulting with companies in the areas of employee benefits and compensation. Mr. Major is a graduate of the University of Michigan’s Advanced Human Resources Executive Program and holds a Bachelor of Arts Degree from Stanford University.

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

The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	continued availability on commercially reasonable terms of the technology components and tools licensed from third parties;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	successful development of relationships with key developers of advanced digital semiconductors;

•	changes in technology and industry standards; and

•	rapidly changing consumer preferences.

We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies, including without limitation our product development arrangement with Veloce, discussed in more detail below, and the recent introduction of several new products in our Connectivity and Computing business units. However, there can be no assurance that Veloce’s product development efforts will be successful (see additional risk factor below) or that the other products and technologies we have recently developed and which we are currently developing will achieve market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-GeneTM and other server processor products, we are a licensee of the ARM v8 64-bit architecture, and will depend upon the continuing timely completion and delivery by ARM of various updates and other deliverables under the license agreement. Any failure or material delay by ARM in completing its deliverables to us under the license could adversely affect our product development arrangement with Veloce and other planned server processor products that utilize the ARM 64-bit architecture.

Our agreements with and significant investment in Veloce may not result in the successful development of new technologies or products.

As part of our product development efforts, in November 2010 we amended our development agreement with Veloce pursuant to which Veloce agreed to perform certain ARM v8 compliant processor development work for us on an exclusive basis. As compensation for such development work, Veloce is receiving cash and other consideration, including a warrant to purchase shares of our common stock, which will vest quarterly through December 2012. We also provided Veloce a $1.5 million loan which is being forgiven in equal installments over eight quarters starting on March 31, 2011. Pursuant to the development agreement, as amended, we are paying Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, we agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012. These amounts have increased in the past and may change again in the future. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

Under a merger agreement we entered into with Veloce in May 2009, as amended in November 2010 and April 2012, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger agreement are achieved. As amended, the merger agreement provides for us to complete our acquisition of Veloce upon its achievement of a specified FPGA product development milestone and the satisfaction or waiver of certain closing conditions. It is currently anticipated that the FPGA milestone and other closing conditions will be satisfied, and that our acquisition of Veloce will be completed, in June 2012. Should we acquire Veloce pursuant to the merger agreement, as currently amended, the purchase price is estimated to be in the range of $60.4 million up to approximately $135 million, depending upon the achievement and timing of multiple product development milestones and technical performance results. At this time the eventual outcome is not determinable and as such we are unable to provide a narrower range for the estimated total merger consideration. We will update the range in the future when additional relevant information is available.

Even if we successfully complete the acquisition of Veloce as described above, we may fail to appropriately integrate the operations of Veloce into the Company. Although we have spent considerable time and resources in the developmental effort, eventually Veloce may be unsuccessful in developing the products that are described in the development and merger agreements, in which case our investment in Veloce would not bear any significant value to our business and financial results and condition.

We face intense competition and price pressure.

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

We and our customers face intense price pressure from competition from companies in lower cost countries like China. In response to these price pressures, our customers could require us to reduce prices which could impact our financial results adversely. These price pressures could cause our customers and us to not be competitive and lose significant revenues. Furthermore, our discrete legacy products are being and could continue to be integrated into ASICs that could cause our revenues from such products to decline at a faster rate.

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

Natural disasters in certain regions, such as Japan and Thailand, could adversely affect our manufacturing and supply chain which, in turn, could have a material adverse effect on our business, our results of operations and our financial condition.

The occurrence of natural disasters in certain regions, such as the earthquake and tsunami in Japan and flooding in Thailand, could negatively impact our manufacturing and supply chain, our ability to deliver products, on a timely basis or at all, to our customers, the cost of our products, and the demand for our products. The occurrence of natural disasters could also cause delays in our customers’ supply chains, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters could have a material adverse effect on our business, our results of operations and our financial condition.

We may experience difficulties in transitioning to smaller geometry computing technologies or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.

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

The economies of the United States and other developed or developing countries appear to be slowly emerging from an economic downturn. We cannot predict whether this economic recovery will continue or reverse course.

The recent downturn has caused a decline in our near term revenues and it will take some time for our near-term revenues to return to their previous levels. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global and domestic economic and market conditions persist or deteriorate, we may experience further material impacts on our business, operating results and financial condition which could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies.

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our portfolio primarily includes fixed income securities, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices has had an unfavorable impact on our portfolio and has caused us to record impairment charges to our earnings. During the fiscal years ended March 31, 2012 and 2011, we did not record any other-than-temporary impairment charges while during the fiscal year ended March 31, 2010 we recorded other-than-temporary impairment charges of $4.1 million. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in the fair value of our investments.

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

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers’ products;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	disasters that could affect our supply chain or our customers supply chain;

•	increases in the costs of products or discontinuance of products by our suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials including packaging substrates;

•	the availability of package and test vendor capacity;

•

problems or delays that we and our foundries may face in shifting the design and manufacture of our future generations of IC products to smaller geometry process technologies and in achieving higher levels of design and device integration;

•	the amounts and timing of meeting the specifications and expense recovery on non-recurring engineering projects;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in R&D;

•	the product lifecycle and recoverability of capitalized architectural licenses, technology access fees and mask sets;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	costs associated with acquisitions and the integration of acquired companies, products and technologies;

•	the impact of potential one-time charges related to purchased intangibles;

•	our ability to successfully integrate acquired companies, products and technologies;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

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

•

delays in the availability of the software elements from third party vendors that may cause delays in customers using our hardware products resulting in further delays of bringing our product to market;

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

From time to time, in response to anticipated long lead times to obtain inventory and materials from our outside contract manufacturers, suppliers and foundries, we may order materials in advance of anticipated customer demand. This advance ordering has in the past resulted and may in the future result in excess inventory levels or unanticipated inventory write-downs if expected orders fail to materialize, or other factors render our products less marketable. If we are forced to hold excess inventory or we incur unanticipated inventory write-downs, our financial condition and operating results could be materially and adversely affected.

Our expense levels are relatively fixed in the short-term and are based on our expectations of future revenues. We have limited ability to reduce expenses quickly in response to any revenue shortfalls. Changes to production volumes and impact of overhead absorption may result in a decline in our financial condition or liquidity.

Our business is dependent on the pace of recovery of the communications industry.

We are currently seeing certain signs that would indicate to us that we can expect the slowdown in our Connectivity business to reverse in the near future. It is possible that our estimations are incorrect and that it will take longer for the reversal of the slowdown to occur, or that our estimated market share in the Connectivity space is in fact much lower than we anticipate.

Our liquidity may deteriorate on our future uses of cash

Although we currently believe we have adequate liquidity to operate normally, our cash balances could decrement significantly if we decide to pay for the Veloce acquisition using a greater proportion of cash or if our normal operations require us to expend more cash. If our cash balances decline significantly, we may be faced with liquidity issues and may be forced to raise capital from other sources, which may or may not be possible to do so on reasonable terms.

Interruptions, delays, security breaches or other unauthorized activities at third-party data centers or other Cloud Computing infrastructure providers could materially harm our business.

We conduct significant business functions and computer operations, including without limitation data storage and email, using the infrastructure systems of third-party vendors, such as remote data centers, virtual servers and other “cloud computing” resources. “Cloud computing” is an information technology hosting and delivery system in which data is stored outside of the user’s physical infrastructure and is delivered to and used by the user as an internet-based application service. These third-party systems may experience cyber attacks and other security breaches, along with the possible risk of loss, theft or unauthorized publication of our technical, proprietary and trade secret information or other confidential information of our employees and customers. Any interruptions or problems at such data centers or other cloud computing facilities could result in significant disruptions to our business operations hosted at or affected by such site. We do not control the operation of such data center or other providers, and each is vulnerable to damage or interruption from earthquakes, floods, fires, vandalism, power loss, telecommunications failures and similar events. These third-party vendor relationships present further risk management challenges for us, including, among others: confirming and monitoring the third-party’s security measures; the potential for improper handling of or access to our data; and data location uncertainty, including the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate, or the unauthorized movement of technical data between locations in violation of applicable export laws. We undertake substantial efforts to assure the security and confidentiality of information provided to our vendors under cloud computing or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to set and maintain high security and confidentiality standards, and ongoing evaluation of third-party compliance with the required standards. While we expend significant resources on these measures, there can be no assurance that we will be successful in preventing attacks, breaches or other unauthorized activities or detecting and stopping them once they have begun. Our failure to effectively manage and communicate our strategies with our outsourced service providers, or their failure to perform as required or to properly protect our data, may result in operational difficulties which may adversely affect our business, financial condition and results of operations. In addition, such data center and other providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the data center and other providers on commercially reasonable terms, we may experience costs or down time in connection with the transfer to new third-party providers.

We are dependent on orders that are received and shipped in the same quarter and are therefore limited in our visibility of future product shipments.

Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns business. We measure turns business at the beginning of a quarter based on the orders needed to meet the shipment forecasts that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns business correlate to overall semiconductor industry conditions and product lead times. Because turns business is difficult to predict, varying levels of turns business make our net sales more difficult to forecast. If we do not achieve a sufficient level of turns business in a particular quarter relative to our revenue forecasts, our revenue and operation results may suffer.

Our business is dependent on selling to distributors.

Sales to distributors accounted for approximately 58% of our revenues during the fiscal year ended March 31, 2012 and 46% during the fiscal year ended March 31, 2011. Our largest distributor accounted for approximately 20% of our revenues for the fiscal year ended March 31, 2012 and 29% during the fiscal year ended March 31, 2011. We do not have long-term agreements with our distributors and either party can terminate the relationship with little advance notice

Any future adverse conditions in the U.S. and global economies or in the U.S. and global credit markets could materially impact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in the operations of our distributors could adversely impact the flow of our products to our end customers and adversely impact our results of operations. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors which could cause them to hold excess inventories and reduce our net sales in a given period and result in an increase in stock rotations.

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

A “design win” occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with the customer’s product. There can be delays of several months or more between the design win and when a customer initiates actual orders of our product. Following a design win, we will commit significant resources to the integration of our product into the customer’s product before receiving the initial order. Receipt of an initial order from a customer following a design win, however, is dependent on a number of factors, including the success of the customer’s product, and cannot be guaranteed. The design win may never result in an actual order or sale of our products.

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

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need more than six months to test, evaluate and adopt our product and an additional nine months or more to begin volume production of the equipment or devices that incorporate our product. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we cannot guarantee that the customer will ultimately market and sell its equipment or devices that such efforts by our customer will be successful. The delays inherent in this lengthy design cycle increases the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. While our customers’ design cycles are typically long, some of our product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to R&D, product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant R&D and marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to mitigate those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

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

Customers for our products generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to internally develop their own products. The future prospects for our products in these markets are dependent upon our customers’ acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Network equipment vendors may in the future continue to use internally developed components. They also may decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products.

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

Acquiring products, technologies or businesses from third parties, making equity investments in companies developing such products, technologies or businesses, and making additional investments in companies in which we already have an interest are all part of our long-term business strategy. The risks involved with merger and acquisition and equity investment activities include:

•	diversion of management’s attention from our core businesses;

•	failure to integrate or potential loss of key employees, particularly those of the acquired companies;

•	difficulty in completing an acquired company’s in-process research or development projects;

•	customer dissatisfaction or performance problems with an acquired company’s products or services;

•	adverse effects on existing business relationships with suppliers and customers;

•	costs associated with acquisitions, mergers or investments;

•	difficulties associated with combining or integrating acquired companies, purchased operations, products or technologies;

•	difficulties and risks associated with entering and competing in markets that are unfamiliar to us; and

•	ability of the acquired companies to meet their financial projections.

In addition, in the event of any such investments, mergers or acquisitions, we could;

•	issue stock that would dilute, in some cases significantly, our current stockholders’ percentage ownership;

•	use a significant portion of our cash reserves or incur debt;

•	assume liabilities, including unknown liabilities or other unanticipated costs, events or circumstances;

•	incur amortization or impairment expenses related to goodwill and other intangible assets and deferred compensation; and

•	incur large and immediate write-offs.

Any of these risks could materially harm our business, financial condition and results of operations.

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, unanticipated third-party litigation, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels, if at all. Additionally, market values had deteriorated, which had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At March 31, 2012, we had $29.8 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.

In September 2010, we completed the acquisition of TPack for $32 million in cash, exclusive of $0.5 million cash acquired, and potentially up to an additional $5 million if certain performance milestones are achieved during an 18 month period following the closing of the acquisition. In conjunction with the acquisition, we recorded $23.7 million in amortizable intangible assets and $13.2 million in goodwill. Please see Note 12 of the Consolidated Financial Statements for additional information.

In January 2011, TPack’s primary supplier of FPGAs announced it had acquired a competitor of TPack. This supplier will continue to provide FPGAs for TPack’s current products and products currently under development, but not for any future products. While we were negotiating with another supplier of FPGAs, they too acquired a competitor of TPack in March 2011. The increased competition from these synergistic acquisitions could adversely affect the future revenue streams from TPack as we implement a library strategy where customers can choose either FPGA supplier. The financial forecasts and other assumptions used to evaluate the acquisition that is included as part of the overall reporting unit may not materialize as expected.

In April 2012, the Company amended its Original Merger Agreement with Veloce and proposes to acquire Veloce for an initial consideration of $60.4 million with potential additional consideration that could range from $0 to $75 million, as adjusted based upon actual technical performance results. The acquisition is expected to close in June 2012.

Our industry and markets are subject to consolidation, which may result in stronger competitors, fewer customers and reduced demand.

There has been industry consolidation among communications IC companies, network equipment companies and telecommunications companies in the past, such as the acquisition of Seamicro Inc. by Advanced Micro Devices in February 2012, Netlogic Microsystems, Inc. by Broadcom Corporation in February 2012 and Gennum Corporation by Semtech Corporation in March 2012. We expect this consolidation to continue as companies attempt to strengthen or hold their positions in evolving markets. Consolidation may result in stronger competitors, fewer customers and reduced demand, which in turn could have a material adverse effect on our business, operating results, and financial condition.

Our operating results are subject to fluctuations because we rely heavily on international sales.

International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. The revenues we derive from international sales may be subject to certain risks, including:

•	foreign currency exchange fluctuations;

•	changes in regulatory requirements;

•	tariffs, rising protectionism and other barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	natural disasters;

•	increased exposure to liability under U.S and foreign anti-corruption laws and regulations;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	difficulties in obtaining governmental and export approvals for communications, processors and other products;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles and difficulties in collecting accounts receivable in some countries;

•	burdens of complying with a wide variety of complex foreign laws and treaties;

•	potentially adverse tax consequences; and

•	an uncertain economic condition that may trail any improvements in the United States.

We are subject to risks associated with the imposition of legislation and regulations relating to the import or export of high technology products, information and technology. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries. Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales and profitability in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations.

Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from laws in the United States, or may require that dispute resolution occur in a foreign country. As a result, our ability to enforce our rights under such agreements may be limited compared with our ability to enforce our rights under agreements governed by laws in the United States and adjudicated in the United States.

Our foreign operations may subject us to risks relating to the U.S. Foreign Corrupt Practices Act and similar foreign anti-bribery regulations that may have a material adverse impact on our business, financial condition or results of operations.

Our international operations are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and similar anti-bribery regulations in foreign jurisdictions where we do business, such as China, India, Vietnam and in Europe. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with obtaining or retaining business overseas or to secure an improper commercial advantage. The FCPA also requires us to keep accurate books and records of business transactions and maintain an adequate system of internal accounting controls. Violations of the FCPA or other similar laws by us, any of our foreign subsidiaries, or any of our or their employees, executive officers, distributors or other agents or intermediaries could subject us and the individuals involved to significant criminal or civil liability. In recent years, the Department of Justice and SEC have significantly stepped up their investigation and prosecution of alleged FCPA violations. Any such allegations of non-compliance with the FCPA or other similar laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, financial condition or results of operations.

Our portfolio of short-term investments is exposed to certain market risks.

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal year ended March 31, 2010, we recorded $4.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At March 31, 2012, the unrealized losses on these securities that were not written down as an other-than-temporary impairment charge were approximately $1.7 million, of which substantially the entire amount has been at an unrealized loss for greater than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.

Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs and such restructuring activities are likely to continue. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation, increase our expenses, increase the work load placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any additional restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities.

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

In the transport communications IC markets, we compete primarily against companies such as Broadcom, Cortina, PMC-Sierra and Vitesse. In the embedded processor communications IC market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. Many of these companies may have substantially greater financial, marketing and distribution resources than we have. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Any failure by us to compete successfully in these target markets would have a material adverse effect on our business, financial condition and results of operations.

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

We estimate yields per wafer and final packaged parts in order to estimate the value of inventory. If yields are materially different than projected, work-in-process inventory may need to be re-valued. We may have to take inventory write-downs as a result of decreases in manufacturing yields. We may suffer periodic yield problems in connection with new or existing products or in connection with the commencement of production using a new design geometry or at a new manufacturing facility.

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

Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Our products have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and attract new customers. Errors, defects or bugs could cause problems with device functionality, resulting in interruptions, delays or cessation of sales to our customers.

We may also be required to make significant expenditures of capital and resources to resolve such problems. We cannot assure you that problems will not be found in new products after commencement of commercial production, despite testing by us, our suppliers or our customers. Any such problems could result in:

•	additional development costs;

•	loss of, or delays in, market acceptance;

•	diversion of technical and other resources from our other development efforts;

•	claims by our customers or others against us; and

•	loss of credibility with our current and prospective customers.

Any such event could have a material adverse effect on our business, financial condition and results of operations.

Regulatory authorities in jurisdictions into which we ship out products could levy fines or restrict our ability to export products.

A significant portion of our sales are made outside of the U.S. through the exporting and re-exporting of products. In addition to local jurisdictions’ export regulations, our U.S.-manufactured products and products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports. These laws and regulations include, but not limited to, the Foreign Corrupt Practices Act, the Export Administration Regulations (“EAR”), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Licenses or proper license exceptions are required for the shipment of our products to certain countries as well as for the transfer of certain information and technology to certain foreign countries, foreign nationals or other prohibited persons within the United States or abroad. A determination by the U.S. or local government that we have failed to comply with these or other export or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil and criminal penalties and seizure of products. Such penalties could have a material adverse effect on our business, including our ability to meet our sales and earnings forecasts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

Potential U.S. tax legislation regarding our foreign earnings could materially and adversely impact our business and financial results.

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

Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2012. We cannot assure you that we or our independent registered public accounting firm will not identify a material weakness in our internal control over financial reporting in the future. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to report our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a restatement like we have in the past of our financial statements and/or a loss of public confidence, either of which could have an adverse effect on our business and on the market price of our common stock.

Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel, our ability to identify, hire and retain additional, qualified personnel and successful succession planning.

Our future success depends to a significant extent upon the continued service of our senior management and engineering personnel and successful succession planning. The loss of key senior executives or engineers could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future.

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

A significant portion of our manufacturing operations are located in Asia. These areas are subject to natural disasters such as earthquakes or floods, like Japan and Thailand. We do not have earthquake insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster or other catastrophic event could have a material adverse impact on our business, financial condition and operating results.

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

In 2007, the PRPs were sued by a chemical company located downstream from the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff’s potential liability to clean up groundwater contamination beneath Plaintiff’s site; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater. In September 2011, EPA issued an interim remedial action proposal, designed to arrest the further spread of groundwater contamination; in the next few months EPA is expected to notify the PRPs with requests to implement the interim remedial action. In 2010, a toxic tort litigation was commenced against Omega and the PRP group by individuals alleging injuries caused by the Omega Site; trial in such action has been scheduled for November 2012.

Based on currently available information, we have a loss accrual for the Omega site that is not material and we believe that the actual amount of costs and liabilities will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, we do not believe that any eventual outcome will have a material adverse effect on our operations but we cannot guarantee this result. In 2009, the U.S. Supreme Court decided U.S. v. Burlington Northern & Santa Fe Railway Co., 129 S.Ct. 1870, which determined that hazardous substance cleanup liability need not be joint and several in all cases. As a result of this decision, the liability is potentially divisible among the PRPs at an earlier stage in superfund cases such as Omega. At this time we do not know and cannot predict the full impact of this decision on our liability.

In November 2011, a significant member of the PRP group withdrew from the group. In January 2012, as a result of the PRP group’s modification of its allocation formulae and group member withdrawal, our proportional allocation of responsibility among the PRPs for the current remediation space increased. Any future increases to our proportional allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group due to additional member withdrawals could materially increase our potential liability relating to the Omega Site. Although we believe that we have been and currently are in material compliance with applicable environmental laws and regulations, we cannot guarantee that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega Site, or expenses and potential liabilities relating to the pending litigation matters, will not have a material adverse effect on our business and financial condition.

Customers demands and new regulations related to conflict-free minerals may force us to incur additional expenses.

The Dodd-Frank Wall Street Reform and Consumer Protection Act may require disclosure of use of “conflict” minerals mined from the Democratic Republic of Congo and adjoining countries and efforts to prevent the use of such minerals. In the semiconductor industry, these minerals are most commonly found in metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that we will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free.” Some customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.

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

We rely in part on patents to protect our IP. We cannot assure you that our pending patent applications or any future applications will be approved, or that any issued patents will adequately protect the IP in our products and processes, will provide us with competitive advantages or will not be challenged by third parties or that if challenged, any such patents will be found to be valid or enforceable. Others may independently develop similar products or processes, duplicate our products or processes or design around any patents we currently hold or that may be issued to us.

To protect our IP, we also rely on the combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements, and licensing arrangements. Despite these efforts, we cannot assure you that others will not independently develop substantially equivalent IP or otherwise gain access to our trade secrets or IP, or disclose such IP or trade secrets, or that we can meaningfully protect our IP. A failure by us to meaningfully protect our IP could have a material adverse effect on our business, financial condition and operating results.

We generally enter into confidentiality agreements with our employees, consultants, suppliers, customers and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, former employees or third parties could attempt to penetrate our network to misappropriate our proprietary information or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.

We could be harmed by litigation involving patents, proprietary rights or other claims.

Litigation may be necessary to enforce our IP rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. The semiconductor industry is characterized by substantial litigation regarding patent and other IP rights. Currently the Company is not a named defendant in any IP infringement lawsuits. Nevertheless, as our products and IP become instantiated in more and more customer products and applications, and as patent infringement litigation brought by our competitors, non-practicing entities (also known as “patent trolls”) and patent-licensing companies is on the rise, we are at an increased risk of being named as a defendant in such litigation. Due in part to the factors described above, the Company has been or currently is subject to the following:

•	having information about our products and technologies subpoenaed in patent litigation between other third parties;

•	demands that we enter into expensive licenses of third party patent portfolios in order to avoid being named as a defendant in future IP infringement suits; and

•

claims demanding that we indemnify customers or end users of our products with respect to their potential liability, including without limitation defense costs, arising from third party IP infringement claims brought against them.

Such claims, demands and litigation could result in substantial costs and diversion of resources, including the attention of our management and technical personnel, and could have a material adverse effect on our business, financial condition and results of operations.

We may be accused of infringing on or misappropriating the IP rights of third parties. In addition, we have contractual indemnification obligations to some of our customers, and other customers or end users may assert we have duties to indemnify them, with respect to claims that our products infringe third-party IP rights. For example, in connection with the patent infringement lawsuit previously brought by Broadcom Corporation against Emulex Corporation in the United States District Court in the Central District of California, Emulex has demanded that several of its components suppliers, including AppliedMicro, indemnify Emulex from and against certain legal expenses and other potential liabilities arising from the lawsuit. Although we are a supplier of components used by Emulex in certain products accused in the Broadcom litigation, we do not currently believe we have any obligations under the terms of our existing supply agreement with Emulex to indemnify it with respect to the Broadcom litigation. Notwithstanding the foregoing, there can be no assurance that IP infringement or misappropriation claims by third parties, or additional claims for indemnification by customers or end users resulting from infringement claims against them, will not be asserted in the future, or that any such existing or future assertions will not harm our business.

Any litigation relating to the IP rights of third parties would at a minimum be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the IP rights of the third party claiming infringement. A license might not be available on reasonable, economic and other terms or at all. From time to time, we may be involved in litigation relating to other claims arising out of our operations in the normal course of business. The ultimate outcome of any such litigation matters could have a material, adverse effect on our business, financial condition or operating results.

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

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation, as amended, and our bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our directors and management. These provisions include the following:

•	the ability of the board of directors to issue up to 2.0 million shares of “blank check” preferred stock with terms designed to prevent or delay a takeover attempt, as described further below;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations of directors for election to the board or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the requirement that any stockholder derivative actions and certain other intra-corporate disputes be litigated solely and exclusively in Delaware state court:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors: and

•	the prohibition of the right of stockholders to call a special meeting of stockholders.

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

We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions (including without limitation, our proposed acquisition of Veloce) through the use of stock, adopting additional equity incentive plans and raising equity capital. Any issuance of our common stock may result in immediate dilution of our stockholders.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

Our corporate headquarters are located in an approximately 150,000 square foot building in Sunnyvale, California that we own. The facility contains administration, sales and marketing, research and development and operations functions. In addition to these facilities, we lease additional domestic facilities in San Diego and Santa Clara, California, Andover, Massachusetts, Austin, Texas and Cary, North Carolina.

Our foreign leased locations consist of the following: Ottawa, Canada; Cheshire, United Kingdom; Tokyo, Japan; Beijing, Shenzhen and Shanghai, the People’s Republic of China; Taipei and Kaohsiung, Taiwan; Seoul, Korea; Copenhagen, Denmark; Ho Chi Minh City, Vietnam; Pune and Bangalore, India and Singapore.

The domestic and international leased facilities comprise an aggregate of approximately 167,000 square feet. These facilities have lease terms expiring between 2012 and 2016. We believe that the facilities under lease by us will be adequate for at least the next 12 months.

For additional information regarding our obligations under property leases, see Note 8 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report.

Item 3.	Legal Proceedings.

The information set forth under Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report, is incorporated herein by reference.

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the Nasdaq Global Select Market under the symbol AMCC. The following table sets forth the high and low closing sales prices of our common stock as reported by Nasdaq for the periods indicated.

Fiscal Year Ended March 31, 2012	High	Low
First Quarter	$10.58	$8.29
Second Quarter	9.09	4.82
Third Quarter	8.02	4.81
Fourth Quarter	8.32	6.36

Fiscal Year Ended March 31, 2011	High	Low
First Quarter	$11.90	$8.61
Second Quarter	12.32	9.87
Third Quarter	11.05	8.92
Fourth Quarter	11.30	9.80

At April 30, 2012, there were approximately 182 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during fiscal year ended March 31, 2012, that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.

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

The graph below matches Applied Micro Circuits Corporation’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Telecommunications index, and the NASDAQ Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2007 to March 31, 2012.

	Fiscal Years Ending March 31,
	2007	2008	2009	2010	2011	2012
Applied Micro Circuits Corporation	100.00	49.18	33.29	59.11	71.10	47.53
S&P 500	100.00	94.92	58.77	88.02	101.79	110.48
NASDAQ Composite	100.00	89.92	64.23	99.43	118.58	128.96
NASDAQ Telecommunications	100.00	77.26	53.57	79.60	89.32	78.93
NASDAQ Electronic Components	100.00	99.11	65.06	103.03	119.31	121.44

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

The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2012. You should read the selected financial data set forth in the table below, together with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

	Fiscal Years Ended March 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$230,887	$247,710	$205,598	$214,216	$194,115
Cost of revenues	98,804	95,282	92,931	101,070	98,756

Gross profit	132,083	152,428	112,667	113,146	95,359
Operating expenses:
Research and development	175,656	108,732	88,096	84,687	86,117
Selling, general and administrative	45,794	49,173	45,901	50,097	52,037
Amortization of purchased intangible assets	3,202	5,285	4,020	4,020	4,061
Restructuring charges, net	875	532	746	8,623	2,958
Option investigation, net	—	—	—	80	1,072
Goodwill impairment charges	—	—	—	222,972	—
Litigation settlement, net	—	—	—	130	1,125

Total operating expenses	225,527	163,722	138,763	370,609	147,370

Operating loss	(93,444)	(11,294)	(26,096)	(257,463)	(52,011)
Interest income (expense), net and other-than-temporary impairment	4,247	9,890	3,440	(8,073)	8,635
Other income (expense), net	7,437	797	(1,551)	492	1,944

Loss from continuing operations before income taxes	(81,760)	(607)	(24,207)	(265,044)	(41,432)
Income tax expense (benefit)	928	399	(10,610)	(3,946)	3,773

Loss from continuing operations	(82,688)	(1,006)	(13,597)	(261,098)	(45,205)

Income (loss) from discontinued operations, net of taxes	—	—	6,112	(48,235)	(69,916)

Net loss	$(82,688)	$(1,006)	$(7,485)	$(309,333)	$(115,121)

Basic and diluted net income (loss) per share:
Net loss from continuing operations per share	$(1.33)	$(0.02)	$(0.21)	$(4.00)	$(0.67)
Net income (loss) from discontinued operations per share	—	—	0.10	(0.74)	(1.03)

Net loss per share	$(1.33)	$(0.02)	$(0.11)	$(4.74)	$(1.70)

Shares used in calculating basic and diluted net income (loss) per share	62,245	65,160	66,006	65,271	67,775

	March 31,
	2012	2011	2010	2009	2008
Consolidated Balance Sheet Data:
Working capital	$118,575	$186,117	$227,850	$207,396	$176,112
Goodwill and intangible assets, net	29,817	36,571	16,850	32,965	320,155
Total assets	269,052	308,657	316,044	324,610	632,847
Total stockholders’ equity	$169,236	$261,810	$280,874	$283,970	$580,712

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

•

Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2012. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

OVERVIEW

The Company

Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC”, the “Company”, “we” or “our”) is a leader in semiconductor solutions for the data center, enterprise, telecom and consumer/small medium business (“SMB”) markets. We design, develop, market, sell and support high-performance low power ICs, which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, enterprise and edge switches, blade servers, storage systems, gateways, core switches, routers, metro, long-haul, and ultra-long-haul transport platforms. In the consumer/SMB markets, we combine optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductor solutions for wireline and wireless communications equipment such as wireless access points, network attached storage, and residential and smart energy gateways. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the data center, enterprise and telecommunications applications. Our customer focus is on the OEMs and telecommunications companies that build and connect to data centers. As of March 31, 2012, our business had two reporting units, Computing and Connectivity (formerly referred to as “Process” and “Transport”, respectively).

Since the start of fiscal 2010, we have invested a total of $372.5 million in the R&D of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly-integrated solutions, and other products to expand and complete our portfolio of communications solutions. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and often result in significantly less demand for our products than was expected when the development work commenced.

Acquisition of Veloce

The Company proposes to acquire Veloce in accordance with the terms and conditions of the Agreement and Plan of Merger, entered into as of May 17, 2009, by and among the Company, Veloce, a wholly owned subsidiary of the Company (“Merger Sub”), and the Stockholders’ Representative named therein (the “Initial Agreement”). The Initial Agreement was amended by Amendment No. 1 entered into on November 8, 2010 (the “First Amendment”) and Amendment No. 2 entered into on April 5, 2012 (the “Second Amendment” and, together with the Initial Agreement and the First Amendment, the “Merger Agreement”). The Second Amendment, which added a second wholly owned subsidiary of the Company (“Merger Sub II”) as a party, amended, restated and replaced the First Amendment in its entirety.

Pursuant to the Merger Agreement, upon achievement of a specified FPGA product development milestone by Veloce (the “FPGA II Milestone”), and the satisfaction or waiver of certain closing conditions, a two-step merger will occur, in each case in accordance with the merger certificate filing and other statutory requirements of the Delaware General Corporation Law. First, Merger Sub will merge with and into Veloce, with Veloce as the surviving entity. Second, directly thereafter Veloce will merge with and into Merger Sub II, with Merger Sub II surviving as a wholly owned subsidiary of the Company (the “Surviving Entity”).

In and as a result of the Merger, and without any further action by any party to the Merger Agreement or any security holder of Veloce, each authorized share of Veloce capital stock or its equivalent will be converted at the effective time of the Merger into and represent the right to receive a portion of the total consideration payable by the Company in the Merger (the “Merger Consideration”), subject to the satisfaction of any remaining vesting requirements, if applicable. The Merger Consideration will consist of the following aggregate amounts:

•	$60.4 million payable upon the closing of the Merger (the “Closing”); and

•

Additional amounts ranging from $0 to $75 million, as adjusted based upon actual technical performance results, in the event that certain post-Closing performance-based product development milestones relating to the products on which Veloce has worked are achieved by the Surviving Entity and the Company. The additional consideration would be payable in partial amounts calculated pursuant to the Merger Agreement upon the achievement of each such milestone.

The Merger Consideration is payable, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of the two. Pursuant to the Merger Agreement, each share of Company common stock issued as Merger Consideration will be valued, with respect to any given payment, based upon the average closing price of the Company’s common stock as quoted on The Nasdaq Global Select Market for the ten trading days immediately preceding the date such payment is paid or becomes payable.

The Company currently intends to treat the Merger as a “reorganization” under Section 368 of the Internal Revenue Code (a “Reorganization”) in the tax returns of the Company, Veloce and the Surviving Entity. One of the requirements of a Reorganization is that the “continuity of interest” test be satisfied, which requires that shares of Company common stock form a substantial part of the consideration received by Veloce’s shareholders in exchange for their Veloce stock. One of the intended purposes of the two-step merger procedure described above is to reduce the total amount of Company common stock required to be issued to satisfy the continuity of interest test. The Company currently intends to issue sufficient shares of its common stock to cause the continuity of interest test to be satisfied. Under the Nasdaq Rules, the Company would be required to obtain Company shareholder approval if the Merger transaction involved the issuance or potential issuance of shares of Company common stock equal to 20% or more of the Company’s common stock outstanding before the issuance. The Company does not currently anticipate that the amount of Company common stock to be issued as Merger Consideration will trigger the Company shareholder approval requirement described above.

The Company has filed an application for the purpose of qualifying the sale of the Company’s common stock to be issued in the Merger in accordance with the California Corporations Code (the “CCC”), and for the purpose of requesting and conducting a hearing (the “Fairness Hearing”) pursuant to the CCC, in order to exempt such common stock from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), by virtue of the exemption provided by Section 3(a)(10) thereof.

Under applicable corporate law, upon the Closing, all of the property, rights, privileges, powers and franchises of Veloce will vest in the Surviving Entity and all debts, liabilities and duties of Veloce will become the debts, liabilities and duties of the Surviving Entity.

It is currently anticipated that the Closing will occur in June 2012, subject to the achievement of the FPGA II Milestone by Veloce and the satisfaction of all closing conditions, including the completion of the Fairness Hearing. In the event of a June 2012 Closing, the Company anticipates that approximately $25 million to $30 million of the $60.4 million initial Merger Consideration will be paid out at the Closing and the remaining portion of the $60.4 million will be payable over the next three years upon completion of the remaining vesting requirements of the Veloce shares or share equivalents. For accounting purposes, all Merger Consideration, regardless of form, will be recognized as R&D expense.

The Merger Agreement contains customary representations, warranties and covenants and may be terminated upon mutual agreement of the parties or unilaterally by the Company or Veloce if the other party fails to meet certain conditions and comply with certain obligations set forth in the agreement.

Under the Second Amendment, the Company and Veloce agreed to have the Company, subject to the terms and conditions of the Merger Agreement, offset claims for future potential indemnifiable losses, if any, against the amount of any unpaid Merger Consideration as of the time such claim is made. The Company’s right to offset claims for future potential indemnifiable losses against unpaid Merger Consideration is in lieu of any requirement that a portion of the Merger Consideration be deposited in an escrow account to secure any future claims by the Company for such losses.

In connection with the Second Amendment, the Company and Veloce also modified the warrant to purchase shares of the Company’s common stock, previously granted to Veloce in May 2009 and amended in November 2010, by accelerating the vesting schedule so as to be fully vested on April 5, 2012.

On May 17, 2009, the Company and Veloce also entered into a product development agreement (as amended on November 8, 2010 and July 18, 2011, the “Development Agreement”) pursuant to which Veloce performs product development work relating to an ARM v8 processor for the Company on an exclusive basis for cash and other consideration, including a warrant to purchase Company common stock. Veloce’s product development work for the Company comprises substantially all of Veloce’s business and operations. The Company does not hold any equity interest in Veloce.

In March 2009, we entered into a master technology license agreement (“TLA”) with ARM, a leading semiconductor IP supplier, enabling us thereafter to license specific ARM technology. Subsequent thereto, we licensed under the TLA a new 64-bit version of ARM’s core specification (ARM v8).

Summary Financials

The following tables present a summary of our results of operations for the fiscal years ended March 31, 2012 and 2011 (dollars in thousands):

	Fiscal Year Ended March 31,				Increase (Decrease)	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$230,887	100.0%	$247,710	100.0%	$(16,823)	(6.8)%
Cost of revenues	98,804	42.8	95,282	38.5	3,522	3.7

Gross profit	132,083	57.2	152,428	61.5	(20,345)	(13.3)
Total operating expenses	225,527	97.7	163,722	66.1	61,805	37.7

Operating loss	(93,444)	(40.5)	(11,294)	(4.6)	(82,150)	727.4
Interest and other income (expense), net	11,684	5.0	10,687	4.3	997	9.3

Loss before income taxes	(81,760)	(35.5)	(607)	(0.3)	(81,153)	13,370.0
Income tax expense	928	0.3	399	0.1	529	132.6

Net loss	$(82,688)	(35.8)%	$(1,006)	(0.4)%	$(81,682)	8,119.5%

The following tables present a summary of our results of operations for the fiscal years ended March 31, 2011 and 2010 (dollars in thousands):

	Fiscal Year Ended March 31,				Increase (Decrease)	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$247,710	100.0%	$205,598	100.0%	$42,112	20.5%
Cost of revenues	95,282	38.5	92,931	45.2	2,351	2.5

Gross profit	152,428	61.5	112,667	54.8	39,761	35.3
Total operating expenses	163,722	66.1	138,763	67.5	24,959	18.0

Operating loss	(11,294)	(4.6)	(26,096)	(12.7)	14,802	56.7
Interest and other income (expense), net	10,687	4.3	1,889	0.9	8,798	465.7

Loss from continuing operations before income taxes	(607)	(0.3)	(24,207)	(11.8)	23,600	97.5
Income tax benefit (expense)	399	0.1	(10,610)	(5.2)	11,009	103.8

Loss from continuing operations	(1,006)	(0.4)	(13,597)	(6.6)	12,591	92.6
Gain from discontinued operations, net of taxes	—	—	6,112	3.0	(6,112)	(100.0)

Net loss	$(1,006)	(0.4)%	$(7,485)	(3.6)%	$6,479	86.6%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nortel, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.

In November 2009, we entered into a Patent Purchase Agreement (“PPA”) with Acacia Patent Acquisition LLC whereby we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies for an aggregate purchase price of $2.5 million payable over two years and a 25% share of royalty payments for assignment of rights under the sale and/or use of the patents. Due to the nature of the payment terms, related revenue is being recorded as the payments are received.

In July 2008, we also entered into a PPA with QUALCOMM Incorporated whereby we agreed to sell a series of our patents, patent applications and associated rights related to certain technologies for an aggregate purchase price of $33.0 million payable over three years in equal quarterly payments of $3.0 million each beginning in the three months ended December 31, 2008 through March 31, 2011. Due to the nature of the payment terms, related revenue was recorded as the payments were received.

On a sell-through basis, we had approximately 83 days of inventory in the distributor channel at March 31, 2012 as compared to 78 days at March 31, 2011. The increase in inventory days during fiscal 2012 related in part due to the effect of increased revenues from end-of-life product sales that are usually sold on a non-cancellable, non-returnable basis and may take several quarters for the product to be sold-through and decremented from the channel.

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

We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets.

We are continuing to focus our current connectivity investments on high growth 10G and faster Ethernet solutions, data center, Optical Transport Network (“OTN”) and enterprise market opportunities while continuing to service the Telecom (SONET/SDH) market. Over time, we believe customers will transition from the SONET/SDH standard to higher speed, lower power products that utilize the OTN standard in order to support the increasing demand for transmission of data over networks. However, the timing and extent of this transition is uncertain due to the significant investment that is needed to convert networks to the OTN standard. As such, the rate of conversion to the OTN standard is, in part, greatly influenced by global economic market conditions. Recessionary type market conditions will result in a slower transition of networks to the OTN standard. Additionally, there can be no assurance that our revenues will increase as the OTN standard is adopted.

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on the sales, pricing and gross margins of our products.

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets;

•	combinations of companies in our customer base, resulting in the combined company choosing our competitor’s IC standardization rather than our supported product platforms;

•	the gain or loss of one or more key customers, or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our expectation of a market ramp for our products could be incorrect and such ramp could get pushed out or not happen at all;

•	our ability to meet customer demand due to capacity constraints at our suppliers; and

•	natural disasters that could affect our supply chain or our customer’s supply chain which would affect their requirements of our products.

For these and other reasons, our net revenue and results of operations for the three fiscal years ended March 31, 2012 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that was equal to or greater than 10% of total net revenues in any of the three years ended March 31, 2012 were as follows:

	2012	2011	2010
Avnet (distributor)	20%	29%	30%
Wintec (global logistics provider)	20%	—	—
Flextronics (sub-contract manufacturer)	11%	—	—
Hon Hai (sub-contract manufacturer)	*	14%	13%

*	Less than 10% of total net revenues for period indicated.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
United States of America	$99,214	$81,113	$68,817
Taiwan*	20,950	45,489	33,118
Hong Kong	21,458	24,747	16,171
China	4,503	9,030	15,427
Europe	41,691	45,714	35,372
Japan	13,596	9,305	5,580
Malaysia	8,276	8,258	3,843
Singapore	14,011	11,808	16,123
Other Asia	5,790	9,394	2,597
Other	1,398	2,852	8,550

	$230,887	$247,710	$205,598

*	The change is primarily due to a major end customer changing its logistics management program.

All of our revenues are primarily denominated in U.S. dollars, other than revenues that account for less than 10% of our total revenues, which are denominated primarily in Danish Kroner.

Key non-GAAP measurements. We use certain non-GAAP metrics such as Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to measure our performance. We define Adjusted EBITDA as net income (loss), less interest income, income taxes, depreciation and amortization, stock-based compensation, amortization of intangibles and other one-time and/or non-cash items. The following table reconciles Adjusted EBITDA to the accompanying financial statements (in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Net loss	$(82,688)	$(1,006)	$(7,485)
Adjustment to net loss:
Interest and other income, net	(3,794)	(5,403)	(6,816)
Stock-based compensation expense	18,374	16,684	13,682
Amortization of purchased intangibles	6,754	17,162	16,117
Restructuring charges	875	532	746
Veloce accrued liability	60,400	—	—
Impairment of marketable securities*	(743)	(5,284)	2,927
Depreciation	10,009	8,834	8,301
(Gain) impairment on strategic investments, net	(7,147)	—	2,000
Acquisition related adjustment	(2,532)	859	—
Other and income tax adjustment	938	403	(10,610)
Gain from discontinued operations	—	—	(6,112)

Adjusted EBITDA	$446	$32,781	$12,750

*	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.

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

Adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors and is used as a metric to determine the performance vesting of our three-year Restricted Stock Unit grants issued in May 2009 (the “EBITDA Grants”) and May 2011 (the “EBITDA2 Grants”). Management believes Adjusted EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the Company.

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the Company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the order will result in future revenues. Our book-to-bill ratio at March 31, 2012, 2011 and 2010 was 0.8, 1.0 and 1.3, respectively.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to: inventory valuation and capitalized mask set costs, which affect our cost of sales and gross profit; the valuation of goodwill and purchased intangibles, which has in the past affected, and could in the future affect, our impairment charges to write down the carrying value of purchased intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles; the valuation of the Veloce consideration which affects operating expenses; and an evaluation of other-than-temporary impairment of our investments, which affects the amount and timing of write-down charges. We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In the fiscal year ended March 31, 2012, we did not record any other-than-temporary impairment charges. As of March 31, 2012, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $1.7 million as we believe that such unrealized losses are temporary. In addition, we also had $7.5 million in unrealized gains. For the fiscal years ended March 31, 2011 and 2010, we recorded other-than-temporary impairment charges of zero and $4.1 million, respectively.

Veloce Consideration

We periodically evaluate the progress of the development work that is performed by our VIE, Veloce, in connection with our contractual arrangement with Veloce. Based on such an evaluation as well as considering various other qualitative factors, we assess the estimated timing and probability of attaining certain performance milestones. Upon assessing a milestone as probable of achievement, the expense that is recognized considers the stage of product development and estimating the performance metrics that will be achieved. The consideration that we will pay for each performance milestone is based upon the timing and the performance metrics that will ultimately be achieved. Significant judgment is required to assess estimated timing and the probability of achieving the performance milestones and determining the amount of expense to be recognized.

Based on our assessment as of March 31, 2012, we concluded that one of the milestones was probable of being attained and accordingly we recognized $60.4 million of research and development expense. Our probability determination included both an evaluation of the current stage of product development and the remaining risks associated with attaining completion of the milestone. The amount of expense recognized included consideration of our revised contractual arrangement with Veloce which was executed on April 5, 2012 and for which we have committed to pay $60.4 million upon the occurrence of certain events which are expected to occur during the first quarter of fiscal 2013.

The additional performance milestones included in our contractual arrangement that was in effect as of March 31, 2012 are not considered probable of being achieved. No expense was recognized in connection with these milestones during any of the periods presented.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by SAB Topic 5-BB. To illustrate the sensitivity of inventory valuations to future estimates, as of March 31, 2012, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $2.4 million or increasing our future demand forecast to 18 months would not have any significant effect on our current inventory valuation.

Purchased Definite-Lived Intangible Assets and Other Long-Lived Assets

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

Revenue Recognition

We recognize revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until the applicable customer’s acceptance criteria have been met. The criteria are usually met at the time of product shipment. Our standard terms and conditions of sale do not allow for product returns and we generally do not allow product returns other than under warranty or stock rotation agreements. Revenue from shipments to distributors is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on our experience with stock rotations and the contractual terms of the competitive pricing and rebate programs. Royalty revenues are recognized when cash is received, only when royalty amounts cannot be reasonably estimated. Royalty revenues are based upon sales of our customer’s products that include our technology.

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

Mask Costs

We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the fiscal years ended March 31, 2012 and 2011, total mask costs capitalized was $4.8 million and $4.7 million, respectively.

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

RESULTS OF OPERATIONS

Comparison of the Fiscal Year Ended March 31, 2012 to the Fiscal Year Ended March 31, 2011

Net Revenues. Net revenues for the fiscal year ended March 31, 2012 were $230.9 million, representing a decrease of 6.8% from the net revenues of $247.7 million for the fiscal year ended March 31, 2011. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity (previously called Process and Transport). We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Fiscal Years Ended March 31,				Increase/ (Decrease)	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Computing	$120,608	52.2%	$123,897	50.0%	$(3,289)	(2.7%)
Connectivity	110,279	47.8%	123,813	50.0%	(13,534)	(10.9%)

	$230,887	100.0%	$247,710	100.0%	$(16,823)	(6.8%)

During the fiscal year ended March 31, 2012, our Computing revenues declined by 2.7% while our Connectivity revenues declined by 10.9%. The overall revenue decline was spread across both the Computing and Connectivity product families and was as a result of lower demand for our products due to overall softness in the macro conditions. In addition, the revenues for our Connectivity products were lower due to the delay in the overall OTN infrastructure build-out and the impact of the end of licensing revenues related to the sale of IP to Qualcomm.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2012 and 2011 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase/ (Decrease)	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$230,887	100.0%	$247,710	100.0%	$(16,823)	(6.8%	)
Cost of revenues	98,804	42.8%	95,282	38.5%	3,522	3.7%

Gross profit	$132,083	57.2%	$152,428	61.5%	$(20,345)	(13.3%	)

The gross profit percentage for the fiscal year ended March 31, 2012 decreased to 57.2%, compared to 61.5% for the fiscal year ended March 31, 2011. The decrease in our gross profit percentage, excluding the impact of amortization of purchased intangibles, was 58.8% and 66.3% for the fiscal years ended March 31, 2012 and 2011, respectively. The decrease in our gross profit percentage was primarily due to an overall decline in both Computing and Connectivity product margins arising out of lower licensing revenues, unfavorable product mix and declining average selling prices.

The amortization of purchased intangible assets included in cost of revenues during the fiscal year ended March 31, 2012 was $3.6 million, compared to $11.9 million for the fiscal year ended March 31, 2011. The decrease was primarily due to certain purchased intangible assets being fully amortized during the fiscal year ended March 31, 2011 resulting in a lower amortization charge in the current fiscal year ended March 31, 2012. Future acquisitions of businesses may result in substantial additional charges, which may impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative (“SG&A”) expenses for the fiscal years ended March 31, 2012 and 2011 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$175,656	76.1%	$108,732	43.9%	$66,924	61.5%
Selling, general and administrative	$45,794	19.8%	$49,173	19.9%	$(3,379)	(6.9%	)

Research and Development. Increases in research and development (“R&D”) expenses are primarily driven by the effect of the merger and consolidation of Veloce, our VIE, our internal costs related to the ARM 64-bit silicon server development effort, and the costs relating to TPack, an entity we acquired in September 2010, offset by a decrease in other R&D expenses. Total consolidated R&D expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses.

We recorded an initial consideration of $60.4 million as of March 31, 2012 relating to the Veloce merger as the consummation of this merger was considered probable as of this date. For accounting purposes, the initial consideration of $60.4 million is considered a compensatory R&D expenditure (as the merger consideration is primarily to acquire the R&D employees of Veloce) which will be paid out in cash or equity, or a combination thereof, at the discretion of the Company. Assuming that the acquisition of Veloce occurs in June 2012, approximately $25 million to $30 million of the $60.4 million will be payable upon the closing of the acquisition, and the remaining portion of the $60.4 million will be payable upon the completion of certain post-closing development milestones and the continued vesting of time-based Veloce common stock and other equity awards. Additional purchase consideration will be recorded and amortized in future periods, if and when the additional development milestones are achieved. Refer to note 4 for further details relating to Veloce.

The increase in R&D expenses of 61.5% for the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011, was primarily due to $60.4 million for the Veloce accrued liability and increases of $3.3 million in personnel cost, $1.5 million in stock-based compensation charges, $1.8 million in consumable equipment and software cost, $0.6 million in technology access fees, $1.2 million in corporate allocation expense offset by a decrease of $1.3 million in third party foundry cost, $0.4 million decrease in development cost related to new products and $0.3 million in printed circuit board costs. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses (including stock-based compensation), professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 6.9% for the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011, was primarily due to a $2.5 million reversal of certain acquisition related contingencies and reductions relating to $0.9 million of acquisition related expenses, $0.8 million in contractor costs, $0.4 million in travel and entertainment, $0.3 million in marketing costs offset by an increase of $0.8 million corporate allocation expense, $0.4 million in stock compensation expense and $0.4 million in professional service fees. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the fiscal years ended March 31, 2012 and 2011, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,				Increase/ (Decrease)	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Costs of revenues	$432	0.2%	$651	0.3%	$(219)	(33.6%)
Research and development	10,496	4.5	9,000	3.6	1,496	16.6
Selling, general and administrative	7,446	3.2	7,033	2.8	413	5.9

	$18,374	7.9%	$16,684	6.7%	$1,690	10.1%

The increase in stock-based compensation of 10.1% during the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011 was primarily due to the vesting of performance based awards, additional equity awards from increased headcount and higher ESPP employee participation during the year. Vesting of the EBITDA and EBITDA2 Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. Vesting of our Performance Retention Grants are subject to (i) the accomplishment of goals and objectives of the individual’s business unit and (ii) individual performance as measured by the accomplishment of individual goals and objectives. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is 18 months. If there are any modifications or cancellations of the underlying unvested securities, we may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense will increase to the extent that we grant additional equity awards. The value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016 related to unvested share-based payment awards at March 31, 2012 is $29.8 million, which includes stock-based compensation from Veloce, our VIE. This expense relates to equity instruments already issued and will not be affected by our future stock price.

Restructuring Charges, net. The restructuring charges recorded during the fiscal year ended March 31, 2012 was primarily for employee severances. During the year ended March 31, 2012, we implemented a restructuring plan as part of our ongoing cost reduction efforts and to better align our global operations to achieve greater efficiencies. We moved more of our functions offshore, which allow us to be closer and more connected to our and our customer’s third party subcontract manufacturers. The April 2011 restructuring plan included eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, we recorded a charge of $0.9 million for employee severances. We anticipate this restructuring plan will reduce our ongoing net operating expenses by $1.5 million to $2.0 million annually. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges. For additional information on our restructuring activities, see Note 7 of the Notes to the Consolidated Financial Statements. We have completed all the restructuring activities as described above.

Interest and Other Income, net. The following table presents interest income (expense) and other income, net for the fiscal years ended March 31, 2012 and 2011 (dollars in thousands):

	Fiscal Years Ended March 31,				Increase/ Decrease	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income, net	$4,247	1.8%	$9,890	4.0%	$(5,643)	(57.1%)
Other income, net	$7,437	3.2%	$797	0.3%	$6,640	833.1%

Interest Income, net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The decrease in interest income, net for the year ended March 31, 2012, compared to fiscal year ended March 31, 2011 was primarily due to our lower cash, cash equivalents and short-term investments available-for-sale balances.

Other Income, net. The increase in other income for the fiscal year ended March 31, 2012, compared to the fiscal year ended March 31, 2011 was primarily due to a $8.1 million gain relating to the disposal of a strategic investment and which was partially offset by a $1.0 million impairment for another strategic investment.

Income Taxes. The federal statutory income tax rate was 35% for the fiscal year ended March 31, 2012 and 2011. Income tax expense recorded for the fiscal year ended March 31, 2012 was $0.9 million compared to $0.4 million for the year ended March 31, 2011. The increase in tax expense in fiscal 2012 versus fiscal 2011 is primarily related to an increase in foreign taxes due to expiration of various tax holidays.

Comparison of the Fiscal Year Ended March 31, 2011 to the Fiscal Year Ended March 31, 2010

Net Revenues. Net revenues for the fiscal year ended March 31, 2011 were $247.7 million, representing an increase of 20.5% from the net revenues of $205.6 million for the fiscal year ended March 31, 2010. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity (formerly referred to as “Process” and “Transport”, respectively). We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Fiscal Years Ended March 31,				Increase	% Change
	2011		2010
	Amount	% of Net Revenue	Amount	% of Net Revenue
Computing	$123,897	50.0%	$106,374	51.7%	$17,523	16.5%
Connectivity	123,813	50.0	99,224	48.3	24,589	24.8

	$247,710	100.0%	$205,598	100.0%	$42,112	20.5%

During the fiscal year ended March 31, 2011, revenues recovered strongly as the overall market for semiconductor products continued to show improved growth trends. The year over year increase represents the recovery from the recessionary economic conditions and overall softness in demand that was observed during the prior years and the current pace of infrastructure build out. Though revenues increased year over year, revenues decreased in the fourth fiscal quarter compared to the preceding three month period primarily due to inventory corrections in the industry. We expect that additional channel inventories will be consumed over the next several quarters. We expect revenues for the three months ending June 30, 2011 to be approximately $60.5 million, plus or minus $2.0 million. This represents an increase of approximately 3%, compared to the revenues for the three months ended March 31, 2011. Our future revenues could be impacted by various factors, including the duration and the severity of inventory corrections and other factors.

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

FINANCIAL CONDITION AND LIQUIDITY

Overview

As of March 31, 2012, our principal source of liquidity consisted of $113.8 million in cash, cash equivalents and short-term investments, which is approximately $1.84 per share of outstanding common stock as compared to $2.64 per share at March 31, 2011. Working capital as of March 31, 2012 was $118.6 million. Total cash, cash equivalents, and short-term investments decreased by $54.2 million during the year ended March 31, 2012, primarily due to the repurchases of our common stock for $30.8 million, purchase of property and equipment of $13.3 million, cash used for operations of $9.3 million, purchases of strategic investments of $4.8 million and the funding of restricted stock units withheld for taxes of $2.9 million offset by proceeds from stock issuance of $6.7 million. At March 31, 2012, we had contractual obligations not included on our balance sheet totaling $93.3 million, primarily related to facility leases, IP licenses, engineering design software tool licenses, non-cancelable inventory purchase commitments and liability for uncertain tax positions.

For the fiscal year ended March 31, 2012, we used $9.3 million of cash in our operations compared to generating $31.0 million for the fiscal year ended March 31, 2011. Our net loss of $82.7 million for fiscal the year ended March 31, 2012 included $84.3 million of non-cash charges consisting of $60.4 million of Veloce purchase price consideration expense, $8.4 million of depreciation, $6.8 million of amortization of purchased intangibles and $18.4 million of stock-based compensation, offset by a $2.5 million reduction to the estimated fair value of acquisition related adjustment (relating to our Tpack acquisition in fiscal 2011) and a net $7.1 million gain on strategic equity investments. The remaining change in operating cash flows for the fiscal year ended March 31, 2012 primarily reflected increases in accounts receivable and other assets, and decreases in inventories, accounts payable, accrued payroll and other accrued liabilities and deferred revenue. Our net loss of $1.0 million for the fiscal year ended March 31, 2011 included $39.9 million of non-cash charges consisting of $7.2 million of depreciation, $17.2 million of amortization of purchased intangibles, $16.7 million of stock-based compensation and a credit of $1.2 million related to the capitalization of prior years mask set costs. The remaining change in operating cash flows for the fiscal year ended March 31, 2011 primarily reflected decreases in accounts receivable and other assets and increases in inventories, accounts payable, accrued payroll and other accrued liabilities, and deferred revenue. Our overall quarterly days sales outstanding were 42 days and 31 days for the fourth fiscal quarter ended March 31, 2012 and March 31, 2011, respectively. Increase in the revenues generated during the last month of the quarter ended March 31, 2012 compared to the same period for the quarter ended March 31, 2011 was the primary reason for the increase in our days’ sales outstanding.

We used $19.8 million in cash from our investing activities during the fiscal year ended March 31, 2012, compared to using $39.3 million during the fiscal year ended March 31, 2011. During the fiscal year ended March 31, 2012, we used $1.8 million for net short-term investment activities, $13.3 million for the purchase of property and equipment and $4.8 million for purchases of strategic investments.

We used net cash of $27.2 million for our financing activities during the fiscal year ended March 31, 2012, compared to $29.8 million during the fiscal year ended March 31, 2011. The major financing use of cash for the fiscal year ended March 31, 2012 was the funding of our structured stock repurchase agreements for $10.0 million, $20.9 million for the open market repurchases of common stock, restricted stock units withheld for taxes of $2.9 million offset by proceeds of $6.7 million from the issuances of our common stock.

Veloce Merger

The Company proposes to acquire Veloce in accordance with the terms and conditions of the Agreement and Plan of Merger, entered into as of May 17, 2009, as amended by Amendment No. 1 to Agreement and Plan of Merger dated as of November 8, 2010 and Amendment No. 2 to Agreement and Plan of Merger dated as of April 5, 2012 (the “Merger Agreement”). Pursuant to the Merger Agreement, achievement of a specified FPGA product development milestone by Veloce will trigger the merger, subject to the satisfaction or waiver of certain closing conditions (the “Merger”).

In and as a result of the Merger a portion of the total consideration in the Merger, consisting of the following aggregate amounts, will become payable, at the Company’s election, in cash, shares of the Company’s common stock, or a combination of the two:

•	$60.4 million upon the closing of the Merger (the “Closing”); and

•	An additional amount that is expected to range from $0 to up to $75 million, in the event that certain post-Closing performance-based product development milestones are achieved.

The Company anticipates that approximately $25 million to $30 million of the $60.4 million will be paid out at Closing. The payment we will make at Closing could consist of both cash and shares of the Company’s stock. The number of shares of the Company’s stock we issue could vary but we currently expect to keep dilution of our common stock to less than ten percent.

Although we currently believe we have adequate liquidity to operate normally, our cash balances could decrement significantly if we decide to pay for the Veloce acquisition using a greater proportion of cash or if our normal operations require us to expend more cash. If our cash balances decline significantly, we may be faced with liquidity issues and may be forced to raise capital from other sources, which may or may not be possible to do so on reasonable terms.

Stock Repurchase Program

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the fiscal year ended March 31, 2012, 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. During the fiscal year ended March 31, 2011, 3.7 million shares were repurchased on the open market at a weighted average price of $10.70 per share. All repurchased shares were retired upon delivery to us. As of March 31, 2012, we had $16.5 million available in our stock repurchase program.

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

During the fiscal year ended March 31, 2012 and 2011, we entered into structured stock repurchase agreements totaling $10.0 million during each period. For those agreements that settled during the fiscal year ended March 31, 2012, we received 1.0 million in shares of our common stock at an effective purchase price of $9.74 per share. For those agreements that settled during fiscal year ended March 31, 2011, we received $15.5 million in cash and 0.5 million in shares of our common stock at an effective purchase price of $10.01 per share. At March 31, 2012, we had no outstanding structured stock repurchase agreements.

TPack Acquisition

On September 17, 2010, we acquired TPack A/S, a Corporation organized under the laws of Denmark, in accordance with the terms and conditions of the stock purchase agreement dated August 17, 2010. The total consideration paid at the closing of the transaction was approximately $32 million. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack within 18 months after the acquisition. As of March 31, 2012, we have accrued a contingent consideration liability of approximately $0.6 million. Approximately $5 million was placed in escrow to secure the indemnification obligations of TPack which is included in the purchase price allocation and which was released in April 2012. See Note 12 of the Notes to the Consolidated Financial Statements for further discussion

Other

Our aggregate fixed commitments payable over the next five years for licensing fees relating to our R&D efforts, including our licensed IP, technology, product design, test and verification tools, are approximately $23.9 million. These amounts are also included in the table below.

The following table summarizes our contractual operating leases and other purchase commitments as of March 31, 2012 (in thousands):

	Operating Leases	Other Purchase Commitments		Total
Fiscal Years Ending March 31, 2013	$2,337	$75,201	*	$77,538
2014	2,062	8,253		10,315
2015	950	4,132		5,082
2016	155	244		399

Total minimum payments	$5,504	$87,830		$93,334

*	Includes liability for uncertain tax positions of $43.2 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at March 31, 2012.

We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months, although we could elect or could be required to raise additional capital during such period. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all. Although we currently believe we have adequate liquidity to operate normally, our cash balances could decrement significantly if we decide to pay for the Veloce acquisition using a greater proportion of cash or our normal operations requires us to expend more cash. If our cash balances decline significantly, we may be faced with liquidity issues and may be forced to raise capital from other sources, which may or may not be possible to do so on reasonable terms.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.

Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, commercial paper, mortgage-backed and asset backed securities, and closed-end bond funds, with credit ratings as specified in our investment policy. We also have invested in preferred stocks, which pay quarterly fixed rate dividends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values.

We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2012, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $85.8 million and a cost basis of $80.0 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.

The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2012 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of March 31, 2012	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$88,671	$87,773	$86,746	$85,781	$84,823	$83,830	$83,022

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the fiscal year ended March 31, 2012. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2012.

The effectiveness of our internal control over financial reporting as of March 31, 2012 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.

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

(a) Executive Officers — See the section entitled “Executive Officers of the Registrant” in Part I, Item 1, Business, of this Annual Report.

(b) Directors — The information required by this Part III, Item 10 is contained in the section entitled “Election of Directors” in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held on August 14, 2012, which will be filed with the SEC within 120 days of March 31, 2012 (the “Proxy Statement”) and is incorporated herein by reference.

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

(2) Financial Statement Schedule

For the three fiscal years ended March 31, 2012 — Schedule II Valuation and Qualifying Accounts

Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

See Part IV, Item 15(b) below.

(b) The following exhibits are filed or incorporated by reference into this Annual Report:

2.1(8)+<	Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders’ Representative named therein, dated May 17, 2009.

2.2(17)+<	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers’ Representative named therein, dated as of August 17, 2010.

2.3(17)+	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

2.4(18)+<	Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., and the Stockholders’ Representative named therein, dated November 8, 2010.

2.5^<	Amendment No. 2 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., Veloce Technologies LLC and the Stockholders’ Representative named therein, dated April 5, 2012.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.3(13)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.2(17)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Stock Certificate.

10.1(2)*	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(12)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.

10.2(19)*	Applied Micro Circuits Corporation 2011 Equity Incentive Plan

10.3(12)*	Form of Option Agreement under the 1992 Equity Incentive Plan.

10.4(12)*	1992 Equity Incentive Plan.

10.5(7)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.

10.6(2)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.

10.24(4)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.33(3)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.

10.34(12)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.38(3)*	AMCC Deferred Compensation Plan.

10.42(6)+	Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(6)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.53(10)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.

10.58(11)*	Executive Severance Benefit Plan, as amended and restated on October 19, 2011.

10.60(14)+	Qualcomm Patent Purchase Agreement dated July 11, 2008.

10.61(14)+	Qualcomm Patent Purchase Amendment dated July 11, 2008.

10.62(15)	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.

10.63(9)+*	Consulting Agreement with Cynthia J. Moreland entered into on October 21, 2009.

10.65(16)*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

10.66^	Development Agreement dated May 17, 2009, by and between the Company and Veloce Technologies, Inc.

10.67^	First Amendment to Development Agreement dated as of November 8, 2010, by and between the Company and Veloce Technologies, Inc.

10.68^	Second Amendment to Development Agreement dated as of July 18, 2011, by and between the Company and Veloce Technologies, Inc.

10.69^	Technology License Agreement, dated as of March 31, 2009 between ARM Limited and the Company, including without limitation Annex 1 thereto (“TLA Annex 1”).

10.70^	Amendment One to Technology License Agreement, dated March 31, 2010 between ARM Limited and the Company.

10.71^	Amendment Two to Technology License Agreement, dated July 14, 2010 between ARM Limited and the Company.

10.72^	Amendment One to TLA Annex 1, dated August 17, 2010, between ARM Limited and the Company.

10.73^	Amendment Two to TLA Annex 1, dated October 5, 2010, between ARM Limited and the Company.

10.74^	Amendment Three to TLA Annex 1, dated December 1, 2011, between ARM Limited and the Company.

11.1(5)	Computation of Per Share Data under ASC Topic 260-10.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
^	The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
<	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s amended Registration Statement (No. 333-37609) filed November 12, 1997 which registration statement became effective November 24, 1997.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2002.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2001.
(5)	The Computation of Per Share Data under ASC Topic 260-10 is included in the Notes to the Consolidated Financial Statements included in this Annual Report.
(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2003.
(7)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.
(8)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009.
(9)	Incorporated by reference as Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(10)	Incorporated by reference as Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(11)	Incorporated by reference to Exhibit 10.67 filed with the Company’s Current Report on Form 8-K filed October 26, 2011.
(12)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
(13)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(15)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(17)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(18)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(19)	Incorporated by reference to Exhibit 10.66 filed with the Company’s Current Report on Form 8-K filed on August 10, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ DR. PARAMESH GOPI
Dr. Paramesh Gopi
President and Chief Executive Officer

Date: May 16, 2012

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

Signature	Title	Date
/S/ DR. PARAMESH GOPI Dr. Paramesh Gopi	Chief Executive Officer, President and Director (Principal Executive Officer)	May 16, 2012

/S/ ROBERT G. GARGUS Robert G. Gargus	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 16, 2012

/S/ CESAR CESARATTO Cesar Cesaratto	Chairman of the Board	May 16, 2012

/s/ H.K. DESAI H.K. Desai	Director	May 16, 2012

/s/ DR. PAUL GRAY Dr. Paul Gray	Director	May 16, 2012

/s/ FRED SHLAPAK Fred Shlapak	Director	May 16, 2012

/s/ ARTHUR B. STABENOW Arthur B. Stabenow	Director	May 16, 2012

/s/ DR. ROBERT F. SPROULL Dr. Robert F. Sproull	Director	May 16, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Applied Micro Circuits Corporation:

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation and its subsidiaries (the Company) as of March 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended March 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. We also have audited the Company’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Micro Circuits Corporation as of March 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP

Santa Clara, California

May 16, 2012

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED BALANCE SHEETS

	March 31,
	2012	2011
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$28,065	$84,402
Short-term investments-available-for-sale	85,781	83,649
Accounts receivable, net	22,666	19,997
Inventories	23,244	26,561
Other current assets	31,105	18,355

Total current assets	190,861	232,964
Property and equipment, net	38,100	32,023
Goodwill	13,183	13,183
Purchased intangibles	16,634	23,388
Other assets	10,274	7,099

Total assets	$269,052	$308,657

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,383	$24,431
Accrued payroll and related expenses	6,844	7,261
Veloce accrued liability	32,870	—
Other accrued liabilities	9,052	12,748
Deferred revenue	2,137	2,407

Total current liabilities	72,286	46,847
Veloce accrued liability	27,530	—
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at March 31, 2012 and 2011
Issued and outstanding shares — 61,879 at March 31, 2012 and 63,666 at March 31, 2011	619	637
Additional paid-in capital	5,881,336	5,891,036
Accumulated other comprehensive loss	(1,765)	(1,597)
Accumulated deficit	(5,710,954)	(5,628,266)

Total stockholders’ equity	169,236	261,810

Total liabilities and stockholders’ equity	$269,052	$308,657

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2012	2011	2010
	(In thousands, except per share data)
Net revenues	$230,887	$247,710	$205,598
Cost of revenues	98,804	95,282	92,931

Gross profit	132,083	152,428	112,667
Operating expenses:
Research and development	175,656	108,732	88,096
Selling, general and administrative	45,794	49,173	45,901
Amortization of purchased intangible assets	3,202	5,285	4,020
Restructuring charges, net	875	532	746

Total operating expenses	225,527	163,722	138,763

Operating loss	(93,444)	(11,294)	(26,096)
Interest income (expense), net and other-than-temporary impairment	4,247	9,890	3,440
Other income (expense), net	7,437	797	(1,551)

Loss from continuing operations before income taxes	(81,760)	(607)	(24,207)
Income tax expense (benefit)	928	399	(10,610)

Loss from continuing operations	(82,688)	(1,006)	(13,597)
Income from discontinued operations, net of taxes	—	—	6,112

Net loss	$(82,688)	$(1,006)	$(7,485)

Basic and diluted net income (loss) per share:
Net loss per share from continuing operations	$(1.33)	$(0.02)	$(0.21)
Net income per share from discontinued operations	—	—	0.10

Net loss per share	$(1.33)	$(0.02)	$(0.11)

Shares used in calculating basic and diluted net income (loss) per share	62,245	65,160	66,006

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2012	2011	2010
	(In thousands)
Operating activities:
Net loss	$(82,688)	$(1,006)	$(7,485)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	8,436	7,243	6,778
Amortization of purchased intangibles	6,754	17,167	16,117
Stock-based compensation expense:
Stock options	5,298	5,592	4,125
Restricted stock units	13,076	11,092	9,557
Veloce accrued liability	60,400	—	—
Non-cash restructuring charges	—	—	359
Acquisition related adjustment	(2,532)	—	—
Capitalization of mask set cost	—	(1,177)	—
(Gain) impairment on strategic investment, net	(7,147)	—	2,000
Impairment of short term investments and marketable securities	—	—	4,287
Tax benefit from other comprehensive income	(123)	—	(6,204)
Net gain (loss) on disposals of property	10	(322)	145
Net gain on sale of storage business unit	—	—	(11,366)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts receivable	(2,669)	3,465	(5,355)
Inventories	3,317	(11,174)	10,754
Other assets	(3,903)	(1,561)	(237)
Accounts payable	(4,451)	1,842	2,245
Accrued payroll and other accrued liabilities	(2,860)	(1,162)	(7,077)
Deferred revenue	(270)	956	(1,776)

Net cash (used in) provided by operating activities	(9,352)	30,955	16,867

Investing activities:
Proceeds from sales and maturities of short-term investments	101,222	121,876	185,724
Purchases of short-term investments	(103,046)	(124,950)	(173,265)
Purchase of property, equipment and other assets	(13,264)	(9,740)	(7,532)
Proceeds from the sale of strategic investment	—	4,991	—
Purchase of strategic investment/s	(4,750)	(330)	(1,000)
Proceeds from sale of storage business unit	—	—	21,527
Proceeds from sale of property and equipment	—	365	—
Purchase of a business, net of cash acquired	—	(31,484)	—

Net cash (used for) provided by investing activities	(19,838)	(39,272)	25,454

Financing activities:
Proceeds from issuance of common stock	6,736	8,045	3,825
Funding of restricted stock units withheld for taxes	(2,864)	(2,746)	(870)
Repurchase of common stock	(20,852)	(40,063)	(8,076)
Funding of structured stock repurchase agreements	(10,000)	(10,000)	(41,797)
Funds received from structured stock repurchase agreements, including gains	—	15,512	27,751
Other	(167)	(555)	35

Net cash used for financing activities	(27,147)	(29,807)	(19,132)

Net (decrease) increase in cash and cash equivalents	(56,337)	(38,124)	23,189
Cash and cash equivalents at beginning of year	84,402	122,526	99,337

Cash and cash equivalents at end of year	$28,065	$84,402	$122,526

Supplementary cash flow disclosure:
Cash paid for Income taxes	692	327	48

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
			(in thousands)
Balance, March 31, 2009	65,874	$659	$5,910,493	$(6,273)	$(5,620,909)	$283,970

Issuance of common stock	1,291	13	2,942	—	—	2,955
Repurchase of common stock	(1,072)	(11)	(8,065)	—	—	(8,076)
Funding of structured stock repurchase agreements	(689)	(7)	(41,790)	—	—	(41,797)
Funds received from structured stock repurchase agreements including gains	—	—	27,751	—	—	27,751
Stock-based compensation expense	—	—	13,719	—	—	13,719
Comprehensive income (loss):
Net loss	—	—	—	—	(7,485)	(7,485)
Foreign currency translation loss	—	—	—	(148)	—	(148)
FAS 115-2 implementation	—	—	—	(1,134)	1,134	—
FAS 115-2 disposition release	—	—	—	140	—	140
Unrealized gain on short-term investments, net of tax	—	—	—	9,845	—	9,845
Total comprehensive income	—	—	—	—	—	2,352

Balance, March 31, 2010	65,404	$654	$5,905,050	$2,430	$(5,627,260)	$280,874

Issuance of common stock	2,481	25	5,274	—	—	5,299
Repurchase of common stock	(3,744)	(37)	(40,026)	—	—	(40,063)
Funding of structured stock repurchase agreements	(475)	(5)	(9,995)	—	—	(10,000)
Funds received from structured stock repurchase agreements including gains	—	—	15,512	—	—	15,512
Stock-based compensation expense*	—	—	15,221	—	—	15,221
Comprehensive loss:
Net loss	—	—	—	—	(1,006)	(1,006)
Foreign currency translation loss	—	—	—	(485)	—	(485)
FAS 115-2 disposition release	—	—	—	858	—	858
Unrealized loss on short-term investments, net of tax	—	—	—	(4,400)	—	(4,400)
Total comprehensive loss	—	—	—	—	—	(5,033)

Balance, March 31, 2011	63,666	$637	$5,891,036	$(1,597)	$(5,628,266)	$261,810

Issuance of common stock	2,727	27	3,846	—	—	3,873
Repurchase of common stock	(3,487)	(35)	(20,817)	—	—	(20,852)
Funding of structured stock repurchase agreements	(1,027)	(10)	(9,990)	—	—	(10,000)
Stock-based compensation expense*	—	—	17,261	—	—	17,261
Comprehensive loss:
Net loss	—	—	—	—	(82,688)	(82,688)
Foreign currency translation loss	—	—	—	(354)	—	(354)
Unrealized gain on short-term investments, net of tax	—	—	—	186	—	186
Total comprehensive loss	—	—	—	—	—	(82,856)

Balance, March 31, 2012	61,879	$619	$5,881,336	$(1,765)	$(5,710,954)	$169,236

*	Veloce’s stock-based compensation expense related to warrants is included in issuance of common stock.

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Summary of Significant Accounting Policies

Business

Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC” or the “Company”) is a leader in semiconductor solutions for the data center, enterprise, telecom and consumer/small medium business (“SMB”) markets. The Company designs, develops, markets, sells and supports high-performance low power integrated circuits (“ICs”), which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, the Company utilizes a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, enterprise and edge switches, blade servers, storage systems, gateways, core switches, routers, metro, long-haul, and ultra-long-haul transport platforms. In the consumer/SMB markets, the Company combines optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductor solutions for wireline and wireless communications equipment such as wireless access points, network attached storage, and residential and smart energy gateways. The Company’s corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

Basis of Presentation

The consolidated financial statements include all the accounts of AppliedMicro, its wholly-owned subsidiaries and Veloce Technologies Inc. (“Veloce”), a variable interest entity (“VIE”) of which the Company is the primary beneficiary. A VIE is required to be consolidated by its primary beneficiary. The primary beneficiary is the party that absorbs a majority of the VIE’s anticipated losses and/or a majority of the expected returns. The Company has evaluated its strategic alliances for potential classification as variable interest entities by evaluating the sufficiency of each entity’s equity investment at risk to absorb losses and the Company’s share of the respective expected losses. The Company determined that it is the primary beneficiary of one variable interest entity and has included the accounts of this entity in the consolidated financial statements (see Note 4). All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its capitalized mask sets, which affects cost of goods sold and property and equipment or R&D expenses, if not capitalized; inventory valuation, warranty liabilities, and revenue reserves, which affects revenues, cost of sales and gross margin; allowance for doubtful accounts, which affects operating expenses; the unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income (expense), net; the valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles and impairments of goodwill; the acquisition-related contingent consideration, which affects operating expenses; the valuation of the Veloce consideration which affects operating expenses; the potential costs of litigation, which affects operating expenses; the valuation of deferred income taxes, which affects income tax expense (benefit); and stock-based compensation, which affects gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents.

Veloce Consideration

We periodically evaluate the progress of the development work that is performed by our VIE, Veloce, in connection with our contractual arrangement with Veloce. Based on such an evaluation as well as considering various other qualitative factors, we assess the estimated timing and probability of attaining certain performance milestones. Upon assessing a milestone as probable of achievement, the expense that is recognized considers the stage of product development and estimating the performance metrics that will be achieved. The consideration that we will pay for each performance milestone is based upon the timing and the performance metrics that will ultimately be achieved. Significant judgment is required to assess estimated timing and the probability of achieving the performance milestones and determining the amount of expense to be recognized.

Based on our assessment as of March 31, 2012, we concluded that one of the milestones was probable of being attained and accordingly we recognized $60.4 million of research and development expense. Our probability determination included both an evaluation of the current stage of product development and the remaining risks associated with attaining completion of the milestone. The amount of expense recognized included consideration of our revised contractual arrangement with Veloce which was executed on April 5, 2012 and for which we have committed to pay $60.4 million upon the occurrence of certain events which are expected to occur during the first quarter of fiscal 2013.

The additional performance milestones included in our contractual arrangement that was in effect as of March 31, 2012 are not considered probable of being achieved. No expense was recognized in connection with these milestones during any of the periods presented

Investments

The Company holds a variety of securities that have varied underlying investments. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. The Company assesses the existence of impairment of its investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors considered in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if the Company does not intend to sell the debt security, the Company shall consider available evidence to assess whether it is more likely than not, it will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If the Company does not expect to recover the entire amortized cost basis of the security, the Company would not be able to assert that it will recover its amortized cost basis even if it does not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to have occurred. The Company uses present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. The Company will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. In the fiscal year ended March 31, 2012, the Company did not record any other-than-temporary impairment charges. For the fiscal year ended March 31, 2012, the Company did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $1.7 million as we believe that such unrealized losses are temporary. As of March 31, 2012, we also had $7.5 million in unrealized gains. For the fiscal years ended March 31, 2011 and 2010, the Company recognized other-than-temporary impairment charges of zero and $4.1 million, respectively, to current earnings.

Fair Value of Financial Instruments

Short term investments are recorded at fair value in the Company’s consolidated balance sheets and are categorized based upon the level of judgment associated with inputs used to measure their fair value. ASC Subtopic 820-10 defines a three-level valuation hierarchy for disclosure of fair value measurements. The Company currently classifies inputs to derive fair values for short term investments as Level 1 and 2. Instruments classified as Level 1 include highly liquid government and agency securities, money market funds and publicly traded closed end bond funds in active markets. Instruments classified as Level 2 include corporate notes, mortgage-backed securities, asset-backed securities, commercial paper and preferred stock. The Company did not have any Level 3 short term investments as of any of the periods presented.

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

Inventories

The Company’s policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires it to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates used for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with revenue forecasts. If the Company’s demand forecast is greater than its actual demand the Company may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any inventory charges establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances. This accounting is consistent with the guidance provided by SAB Topic 5-BB.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Strategic Investments

The Company has entered into certain equity investments in privately held businesses for the promotion of business and strategic objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the year ended March 31, 2012, the Company invested $4.8 million in non-marketable equity investments and this amount was carried at cost.

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

In accordance with ASC Topic 350-10 (“ASC 350-10”) as it relates to Goodwill and Other Intangible Assets, we perform our annual impairment review at the reporting unit level each fiscal year or more frequently if we believe indicators of impairment are present. In September 2011, the FASB issued ASU 2011-08, Intangibles, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendment will be effective for annual impairment tests done for fiscal years that start after December 15, 2011 though early adoption is permitted. The changes to FASB ASC 350-20 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. During the fourth quarter of fiscal 2012, the Company early adopted ASU 2011-08. As part of its qualitative assessment, the Company evaluated and determined that its market capitalization was well in excess of its book value and based on this and other qualitative factors, determined that there was no goodwill impairment.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Revenue Recognition

The Company recognizes revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. In addition, the Company does not recognize revenue until the applicable customer’s acceptance criteria have been met. The criteria are usually met at the time of product shipment. The Company’s standard terms and conditions of sale do not allow for product returns and it generally does not allow product returns other than under warranty or stock rotation agreements. Revenue from shipments to distributors is recognized upon shipment. In addition, the Company records reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on our experience with stock rotations and the contractual terms of the competitive pricing and rebate programs. Royalty revenues are recognized when cash is received only when royalty amounts cannot be reasonably estimated. Royalty revenues are based upon sales of our customer’s products that include our technology.

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

Research and Development

R&D costs are expensed as incurred. Substantially all R&D expenses are related to new product development and designing significant improvements to existing products. Please also refer to footnote 4.

Mask Costs

The Company incurs significant costs for the fabrication of masks used by its contract manufacturers to manufacture its products. If the Company determines, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, it considers the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. If the Company determines, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. The Company also periodically assesses capitalized mask costs for impairment. During the fiscal years ended March 31, 2012 and 2011, total mask costs capitalized was $4.8 million and $4.7 million, respectively.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following table summarizes stock-based compensation expense related to stock options and restricted stock units for the three fiscal years ended March 31, 2012, which is as follows (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2012	2011	2010
Stock-based compensation expense by type of award
Stock options (including employee stock purchase program)	$5,289	$5,600	$4,118
Restricted stock units	13,148	11,062	9,601

Total stock-based compensation	18,437	16,662	13,719
Stock-based compensation (capitalized to) expensed from inventory	(63)	22	(37)

Total stock-based compensation expense	$18,374	$16,684	$13,682

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Fiscal Year Ended March 31,
	2012	2011	2010
Stock-based compensation expense by cost centers
Cost of revenues	$495	$628	$624
Research and development	10,496	9,001	6,268
Selling, general and administrative	7,446	7,033	6,827

Total stock-based compensation	18,437	16,662	13,719
Stock-based compensation (capitalized to) expensed from inventory	(63)	22	(37)

Total stock-based compensation expense	$18,374	$16,684	$13,682

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2012	2011	2010	2012	2011	2010
Expected life (years)	3.8	4.0	3.9	0.5	0.5	0.5
Risk-free interest rate	1.4%	1.6%	1.8%	0.1%	0.2%	0.2%
Volatility	0.48	0.51	0.59	0.55	0.50	0.51
Dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeiture rate	6.8%	6.6%	5.9%	—%	—%	—%
Weighted average fair value	$3.83	$4.85	$3.50	$2.13	$3.09	$2.30

Compensation Amortization Period. All stock-based compensation is amortized over the requisite service period of the awards, which is generally the same as the vesting period of the awards. The Company amortizes the fair value cost on a straight-line basis over the expected service periods.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Expected Forfeitures. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three fiscal years ended March 31, 2012 are based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeiture rates were based upon the average of expected forfeiture data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.

The weighted average fair value per share of the restricted stock units awarded in the fiscal years ended March 31, 2012, 2011 and 2010 was $9.00, $10.69 and $6.74, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Stock-based compensation expense will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016 related to unvested share-based payment awards at March 31, 2012 is $29.8 million, which includes stock-based compensation for Veloce, the Company’s VIE. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.7 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

Income Taxes

The Company utilizes the asset and liability method of accounting for income taxes as set forth in ASC Subtopic 740-10 (“ASC 740-10”). Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

will not be realized. During the fiscal year ended March 31, 2012, the Company recorded a tax charge of approximately $0.1 million to other comprehensive income and concurrently recorded the same amount as an income tax benefit to continuing operations. In applying the exception to the general principle of intra-period tax allocations under ASC 740-10, the Company considered income recognized both in discontinued operations and other comprehensive income. Accordingly, the allocation of the current year tax provision included recognizing a $0.1 million tax benefit arising from the loss from continuing operations. The offsetting tax expense was allocated to other comprehensive income for the fiscal year ended March 31, 2012.

Comprehensive Income (Loss)

ASC Subtopic 220-10, (“ASC 220-10”) establishes rules for the reporting and display of comprehensive income (loss) and its components. ASC 220-10 requires the change in net unrealized gains or losses on short-term investments and foreign currency translation gains and losses to be included in comprehensive income (loss). Comprehensive income (loss) is included in the Company’s Consolidated Statements of Stockholders’ Equity and Comprehensive Income (loss).

Components of accumulated other comprehensive income (loss) consists of (in thousands):

	March 31,
	2012	2011
Unrealized gain (loss) on investments	$186	$(4,400)
Release upon disposition of investment with cumulative implementation reclassification for prior non-credit related other-than-temporary impairment charges	—	858
Loss on foreign currency translation	(354)	(485)

	$(168)	$(4,027)

Segments of a Business Enterprise

The Company operates in one reportable operating segment. Although the Company has two operating segments at March 31, 2012 — Computing and Connectivity (formerly referred to as “Process” and “Transport”, respectively), under the aggregation criteria set forth in ASC 280-10, the Company operates in only one reportable operating segment.

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

Because the Company meets each of the criteria set forth in ASC 280-10 and the two operating segments as of March 31, 2012 share similar economic characteristics, the Company aggregates its results of operations into one reportable operating segment.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Reclassifications

Certain reclassifications have been made to prior-year amounts in order to conform to current year presentation.

2. Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from net loss and reported, net of tax, in comprehensive income (loss). The portion of such unrealized losses that are deemed to be other-than-temporary in nature are charged to the statements of operations. The basis for computing realized gains or losses is by specific identification. In addition, the Company had approximately $0.9 million in restricted cash related to its voluntary disability insurance program as of March 31, 2012 and 2011 and is included in cash and cash equivalents on the consolidated balance sheet.

The following is a summary of available-for-sale securities (in thousands):

	March 31, 2012				March 31, 2011
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$15,057	$—	$—	$15,057	$8,766	$—	$—	$8,766
Cash equivalents	13,008	—	—	13,008	75,636	—	—	75,636
U.S. Treasury securities and agency bonds	16,771	11	19	16,763	9,685	4	58	9,631
Corporate bonds	23,361	56	10	23,407	6,428	32	48	6,412
Mortgage-backed and asset-backed securities*	7,308	364	61	7,611	9,281	271	45	9,507
Mutual funds	—	—	—	—	17,611	—	—	17,611
Closed-end bond funds	26,401	5,161	1,649	29,913	29,255	5,561	1,186	33,630
Preferred stock	6,209	1,878	—	8,087	6,209	649	—	6,858

	$108,115	$7,470	$1,739	$113,846	$162,871	$6,517	$1,337	$168,051

Reported as:
Cash and cash equivalents				$28,065				$84,402
Short-term investments available-for-sale				85,781				83,649

				$113,846				$168,051

*	At March 31, 2012 and 2011, approximately $4.6 million and $6.5 million of the estimated fair value presented were mortgage-backed securities, respectively.

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2012				March 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$15,057	$—	$—	$15,057	$8,766	$—	$—	$8,766
Cash equivalents	10,510	2,498	—	13,008	75,636	—	—	75,636
U.S. Treasury securities and agency bonds	16,763	—	—	16,763	9,631	—	—	9,631
Corporate bonds	—	23,407	—	23,407	—	6,412	—	6,412
Mortgage-backed and asset-backed securities	—	7,611	—	7,611	—	9,507	—	9,507
Mutual funds	—	—	—	—	17,611	—	—	17,611
Closed-end bond funds	29,913	—	—	29,913	33,630	—	—	33,630
Preferred stock	—	8,087	—	8,087	—	6,858	—	6,858

	$72,243	$41,603	$—	$113,846	$145,274	$22,777	$—	$168,051

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal year ended March 31, 2012.

The Company periodically reviews its strategic investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the fiscal years ended March 31, 2012 and March 31, 2010, the Company recognized impairment charges of its non-marketable strategic investments of $1.0 and $2.0 million, respectively, in other income (expense), net. The fair value was estimated on a non-recurring basis based on Level 3 inputs. The Level 3 inputs used to estimate the fair value of this investment was based on the current cash position and recent operational performance of the investee. During the fiscal year ended March 31, 2012 and 2011, the Company invested $4.8 million and $0.3 million in non-marketable equity investments and this amount was carried at cost at year end, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

At March 31, 2012, the cost and estimated fair values of available-for-sale securities with stated maturities are U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities by contractual maturity are as follows (in thousands):

	Cost	Fair Value
Less than 1 year	$16,683	$16,722
Mature in 1 – 2 years	26,869	27,026
Mature in 3 – 5 years	2,421	2,496
Mature after 5 years	1,467	1,537

	$47,440	$47,781

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$8,938	$19	$—	$—	$8,938	$19
Corporate bonds	5,463	10	—	—	5,463	10
Mortgage-backed and asset-backed securities	894	20	353	42	1,247	62
Closed-end bond funds	—	—	6,628	1,648	6,628	1,648

	$15,295	$49	$6,981	$1,690	$22,276	$1,739

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2011	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$6,227	$58	$—	$—	$6,227	$58
Corporate bonds	3,672	48	—	—	3,672	48
Mortgage-backed and asset-backed securities	2,105	45	—	—	2,105	45
Closed-end bond funds	7,951	1,186	—	—	7,951	1,186

	$19,955	$1,337	$—	$—	$19,955	$1,337

Other-Than-Temporary Impairment

Based on an evaluation of securities that have been in a loss position, the Company did not recognize an other-than-temporary impairment charge, for the fiscal year ended March 31, 2012. The Company considered various factors which included its intent and ability to hold the underlying securities until its estimated recovery of amortized cost. The other-than-temporary impairment charge for the fiscal years ended March 31, 2012, 2011 and 2010 was zero, zero and approximately $4.1 million, respectively. As of March 31, 2012 and 2011, the Company also had $7.5 million and $6.5 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. Certain Financial Statement Information

Accounts receivable:

	March 31,
	2012	2011
	(In thousands)
Accounts receivable	$23,765	$21,321
Less: allowance for bad debts	(1,099)	(1,324)

	$22,666	$19,997

Inventories:

	March 31,
	2012	2011
	(In thousands)
Finished goods	$17,883	$21,255
Work in process	3,818	4,334
Raw materials	1,543	972

	$23,244	$26,561

Other current assets:

	March 31,
	2012	2011
	(In thousands)
Prepaid expenses*	$20,353	$14,543
Executive deferred compensation assets	1,344	2,003
Deposits	899	749
Gain receivable on strategic investment	7,100	—
Other	1,409	1,060

	$31,105	$18,355

*	The increase in Prepaid expenses relates primarily to IP license fees

Property and equipment:

	Useful Life	March 31,
		2012	2011
	(In years)	(In thousands)
Machinery and equipment*	5-7	$36,600	$29,837
Leasehold improvements	1-15	14,228	12,783
Computers, office furniture and equipment	3-7	43,929	37,664
Buildings	31.5	2,756	2,756
Land	—	9,800	9,800

		107,313	92,840
Less: accumulated depreciation and amortization		(69,213)	(60,817)

		$38,100	$32,023

*	Includes capitalized mask set costs

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Goodwill and purchased intangible assets:

Goodwill is as follows (in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Beginning balance, gross	$4,441,026	$4,441,026	$4,441,026
Accumulated amortization and impairments	(4,441,026)	(4,441,026)	(4,441,026)
Beginning balance, net	—	—	—
Goodwill related to TPack acquisition (see note 12)	13,183	13,183	—

Ending balance	$13,183	$13,183	$—

Purchase-related intangibles were as follows (in thousands):

	March 31, 2012				March 31, 2011
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
Developed technology/in-process research and development	$441,300	$(429,054)	$12,246	4.6	$441,300	$(425,502)	$15,798	5.2
Customer relationships	12,830	(8,881)	3,949	2.9	12,830	(6,581)	6,249	3.5
Patents/core technology rights/trade name	63,206	(62,767)	439	1.5	63,206	(61,865)	1,341	1.5

	$517,336	$(500,702)	$16,634		$517,336	$(493,948)	$23,388

The estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses as of March 31, 2012, is as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal Years Ending March 31, 2013	$2,717	$1,926	$4,643
2014	2,717	1,189	3,906
2015	2,717	904	3,621
2016	2,717	369	3,086
2017 and thereafter	1,378	—	1,378

Total	$12,246	$4,388	$16,634

Other Assets:

	March 31,
	2012	2011
	(In thousands)
Non-current portion of prepaid expenses	$4,193	$5,769
Strategic investments	4,750	1,330
Other	1,331	—

	$10,274	$7,099

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other accrued liabilities:

	March 31,
	2012	2011
	(In thousands)
Customer deposits*	$415	$953
Employee related liabilities	2,051	2,306
Executive deferred compensation	1,344	2,003
Income taxes	1,401	1,157
Professional fees	961	735
Contingent consideration	618	3,150
Other	2,262	2,444

	$9,052	$12,748

*	Includes credit balances in Accounts Receivables that have been reclassified as Other Accrued Liabilities

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

The following table summarizes warranty reserve activity (in thousands):

	Year Ended March 31,
	2012	2011
Beginning balance	$176	$169
Charged to (reductions in) costs of revenues	515	222
Charges incurred	(237)	(215)

Ending balance	$454	$176

Interest income (expense), net and other-than-temporary impairment:

	Fiscal Years Ended March 31,
	2012	2011	2010
	(In thousands)
Interest income	$3,601	$6,163	$6,207
Net realized gain on short-term investments	646	3,727	1,380
Impairments of short-term investments and marketable securities	—	—	(4,147)

	$4,247	$9,890	$3,440

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other income, net:

	Fiscal Years Ended March 31,
	2012	2011	2010
	(In thousands)
Net gain/(impairment) of strategic investments	$7,147	$—	$(2,000)
Net gain (loss) on disposals of property	(10)	323	(103)
Other, net	300	474	552

	$7,437	$797	$(1,551)

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

	Fiscal Years Ended March 31,
	2012	2011	2010
Net income (loss):
From continuing operations	$(82,688)	$(1,006)	$(13,597)
From discontinued operations, net of taxes	—	—	6,112

Net loss	$(82,688)	$(1,006)	$(7,485)

Shares used in net income (loss) per share computation:
Weighted average common shares outstanding	62,245	65,160	66,006

Basic and diluted net income (loss) per share:
From continuing operations	$(1.33)	$(0.02)	$(0.21)
From discontinued operations, net of taxes	—	—	0.10

Net loss per share	$(1.33)	$(0.02)	$(0.11)

The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 9.0 million, 3.7 million and 6.8 million equivalent shares for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the periods presented.

The effect of dilutive securities (comprised of options and restricted stock units) totaling 0.5 million, 2.0 million and 1.7 million equivalent shares for the fiscal years ended March 31, 2012, 2011 and 2010, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the periods presented.

Total equivalent shares excluded from the net (loss) income per share computation is 9.5 million, 5.7 million and 8.5 million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. Veloce

The Company and Veloce are parties to a development agreement, dated as of May 17, 2009, as amended on November 8, 2010 and July 18, 2011 (the “Development Agreement”) pursuant to which Veloce has agreed to perform product development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock which was scheduled to vest in quarterly increments through December 2012. A portion of the vested warrant has been committed to be distributed to the employees of Veloce and will be settled in cash instead of common stock. Therefore, the Company has recognized stock-based compensation expense in R&D expense and recorded a corresponding liability for this distribution in the Company’s consolidated financial statements. The warrant was 69% vested as of March 31, 2012.

Pursuant to the Development Agreement, the Company is paying Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, the Company agreed to pay Veloce an additional $2.0 million over four quarters to cover certain increased expenses under the Development Agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012, or earlier in the event the Company acquires Veloce. The Company recognizes the payments as research and development expenses when such operating costs have been incurred by Veloce. During the fiscal years ended March 31, 2012, 2011 and 2010, the Company recognized $13.1 million, $11.2 million and $6.2 million of costs incurred by Veloce as research and development expense, respectively.

The Company proposes to acquire Veloce in accordance with the terms and conditions of the Agreement and Plan of Merger, entered into as of May 17, 2009, as amended by Amendment No. 1 to Agreement and Plan of Merger, entered into as of November 8, 2010 (the “First Amendment”), and collectively referred to as “Original Merger Agreement”. Under the Original Merger Agreement, the Company agreed to acquire Veloce if certain performance milestones and delivery schedules set forth therein are achieved. Should the Company acquire Veloce pursuant to the Original Merger Agreement, the purchase price payable by the Company was estimated to be in the range of approximately $7 million up to approximately $135 million. The final price would be based upon the achievement and timing of multiple product development milestones, as adjusted based upon actual technical performance results.

Upon entering into the Development Agreement and the Original Merger Agreement, the consolidated financial statements of the Company have included all of the accounts of Veloce for all fiscal years presented. For accounting purposes, the consideration payable for the acquisition of Veloce will be considered compensatory and will be recognized as research and development expense when the payment is deemed probable, estimable and earned. Recognition of these costs will occur when certain development and performance milestones become probable of achievement and earned. As of March 31, 2012, one significant performance and development milestone set forth under the Original Merger Agreement was considered probable of achievement. No other product development milestones included in the Original Merger Agreement were considered probable of achievement as of March 31, 2012.

On April 5, 2012 the Original Merger Agreement was amended (“Second Amendment”). Pursuant to the Second Amendment, the closing of the Company’s acquisition of Veloce was set to occur upon achievement of a specified FPGA product development milestone by Veloce (the “FPGA II Milestone”) and the satisfaction or waiver of certain closing conditions and consummation of certain other transactions contemplated by the Second Amendment (the “Closing”). The Closing currently is expected to occur during the first quarter of fiscal 2013.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Upon the Closing, each authorized share of Veloce’s capital stock or share equivalent will convert into the right to receive, subject to the satisfaction of any vesting requirements, if applicable, a portion of the total consideration which consists of the following:

•	$60.4 million upon the Closing; and

•

Additional amounts ranging from 0 to $75 million, in the event that certain post-Closing product development milestones are achieved. These post-Closing product development milestones are generally consistent with the product development milestones that were established in connection with the Original Merger Agreement.

At the election of the Company, the consideration to be paid will be in cash, common stock of the Company or a combination of the two. The Company anticipates that a portion of the $60.4 million will be paid out at the Closing to the holders of Veloce common stock or stock equivalents and the remaining portion of the $60.4 million will be payable over a period that is expected to be in excess of twelve months, upon the satisfaction of additional vesting requirements.

One significant product development milestone included in both the First Amendment and Second Amendment was considered probable of achievement as of March 31, 2012. The Company estimated the amount earned by Veloce in connection with this product development milestone was equal to the consideration of $60.4 million that the Company has committed to pay upon the Closing. Accordingly, the Company has recognized $60.4 million of research and development expense for the fiscal year ended March 31, 2012. The total payment associated with this product development milestone may be greater than $60.4 million upon completion. The estimated total consideration to be paid in excess of the $60.4 million will be recognized ratably over the remaining estimated period to complete this product development milestone. As of March 31, 2012, the additional performance milestones included in the First Amendment were not considered probable of being achieved. Expense recognition in connection with additional consideration to be paid in future periods will begin when the product development milestones included in the Second Amendment become probable of achievement.

In connection with the Second Amendment, the Company and Veloce have also modified the warrant to purchase shares of the Company’s common stock, previously granted to Veloce in May 2009 and amended in November 2010, by accelerating the vesting schedule to be fully vested as of April 5, 2012.

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

Common Stock

At March 31, 2012 the Company had 375.0 million shares authorized for issuance and approximately 61.9 million shares issued and outstanding. At March 31, 2011, there were approximately 63.7 million shares issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the fiscal year ended March 31, 2012, 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. During the fiscal year ended March 31, 2011, 3.7 million shares were repurchased on the open market at a weighted average price of $10.70 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.2 million shares at a weighted average price of $10.08 per share. All repurchased shares were retired upon delivery to the Company.

In February 2011, the Company entered into a Rule 10b5-1 plan to repurchase up to 3.0 million shares of its common stock at various price parameters. Included in the open market repurchases during the year ended March 31, 2012 are 0.3 million shares that were repurchased under this Rule 10b5-1 plan at a weighted average price of $9.98 per share. At the time, in May 2011, this Rule 10b5-1 plan was cancelled, the Company repurchased 1.0 million shares at a weighted average price of $10.00 per share under this Rule 10b5-1 plan.

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

During the fiscal year ended March 31, 2012 and 2011, the Company entered into structured stock repurchase agreements totaling $10.0 million during each period. For those agreements that had been settled during the fiscal year ended March 31, 2012, the Company received 1.0 million in shares of its common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements. For those agreements that had been settled during the fiscal year ended March 31, 2011, the Company received $15.5 million in cash and 0.5 million in shares of its common stock at an effective purchase price of $10.01 per share from the settled structured stock repurchase agreements. At March 31, 2012, the Company had no outstanding structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $277.5 million. Upon settlement of these agreements, as of March 31, 2012, the Company received $179.8 million in cash and 10.0 million shares of its common stock at an effective purchase price of $9.78 per share.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below is a plan-to-date summary of the Company’s repurchase program activity as of March 31, 2012 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	$—	$—
Open market repurchases	172,958	17,158	10.08
Structured stock repurchase agreements*	110,517	9,989	11.06

Total repurchases	$283,475	$27,147	$10.44

Available for repurchase	$16,525

*	The amounts above do not include gains recorded to additional paid-in-capital of $12.8 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $9.78 per share and for total repurchases would have been $9.97 per share.

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

annual revenue or higher in fiscal 2013 or 15% or higher for any fiscal year from fiscal 2010 through fiscal 2012. The Company evaluates the probability of achieving the milestones and adjusts any stock option expense accordingly.

In February 2012, Dr. Gopi, our CEO, was awarded 500,000 restricted stock units. The Black-Scholes value of these stock options is $3.7 million. These options will vest only if the Company’s performance milestones relating to the Veloce merger are satisfied; otherwise they will expire unvested. The Company evaluates the probability of achieving the milestones and adjusts any stock option expense accordingly.

At March 31, 2012, 2011, and 2010 there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

A summary of the Company’s stock option activity and related information is as follows (options in thousands):

	Fiscal Years Ended March 31,
	2012		2011		2010
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	5,390	$11.91	6,310	$11.76	7,923	$13.60
Granted and assumed	250	10.10	599	11.89	1,141	7.55
Exercised	(156)	5.11	(549)	7.32	(407)	4.92
Forfeited	(1,320)	16.20	(970)	13.60	(2,347)	17.09

Outstanding at the end of the year	4,164	$10.67	5,390	$11.90	6,310	$11.76

Vested and expected to vest at the end of the year	4,112	$10.69	5,288	$11.96	6,156	$11.88

Vested at the end of the year	3,119	$11.28	3,810	$13.35	4,125	$14.21

While the Company’s stock options outstanding at the end of the year have decreased since the fiscal year ended March 31, 2010, there has been a corresponding increase in the Company’s restricted stock unit activity. See “Restricted Stock Units.”

The following is a further breakdown of the options outstanding at March 31, 2012 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 0.52 - $ 7.12	922	3.58	$6.38	459	$5.10
7.13 - 8.07	854	4.57	7.71	752	7.7
8.08 - 11.86	976	5.39	10.34	609	10.09
11.87 - 14.40	853	3.80	12.95	740	13.06
14.41 - 26.60	559	2.09	19.38	559	19.38

$ 0.52 - $ 26.60	4,164	4.05	$10.67	3,119	$11.28

As of March 31, 2012, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $0.5 million and options outstanding was $0.6 million. The aggregate pre-tax intrinsic value of options exercised during the fiscal year ended March 31, 2011 was $2.1 million.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) pursuant to its 1992 Plan and 2000 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, RSUs vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, RSUs will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year of employment, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.

In May 2009, the Company issued three-year performance-based RSU grants, or “EBITDA” Grants. Vesting for the EBITDA Grants is subject to (i) the Company’s performance as measured by earnings before interest, taxes, depreciation and amortization (“EBITDA”), and (ii) individual performance as measured by the accomplishment of goals and objectives. For the fiscal year ended March 31, 2012, no EBITDA performance awards vested as the Company did not exceed its “stretch” EBITDA target. For the fiscal years ended March 31, 2011 and 2010, 36% and 34%, respectively, of the three-year performance pool had vested because the Company’s performance did exceed its “stretch” EBITDA target. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense. The EBITDA1 grant was completed in 2012 and no additional grants will be made under this grant.

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

A summary of the Company’s restricted stock unit activity and related information in the three fiscal years ended March 31, 2012 is as follows (shares in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Outstanding at the beginning of the year	3,074	3,687	1,467
Awarded during the year	8,833	1,584	3,716
Vested during the year	(1,701)	(1,557)	(624)
Cancelled during the year	(962)	(640)	(872)

Outstanding at the end of the year	9,244	3,074	3,687

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average remaining contractual term for the restricted stock units outstanding as of March 31, 2012 was 1.7 years.

As of March 31, 2012, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $64.2 million and the aggregate pre-tax intrinsic value of restricted stock units released during the fiscal year ended March 31, 2012 was $15.5 million.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the fiscal years ended March 31, 2012 and 2011, 0.9 million and 0.4 million respectively shares were issued each year under this plan. At March 31, 2012, 6.2 million shares had been issued under this plan and 0.9 million shares were available for future issuance.

Warrants

On May 17, 2009, the Company entered into a development agreement with Veloce pursuant to which Veloce agreed, among other things, to perform development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock (the “Warrant”). The Warrant vesting schedule was amended in conjunction with the amended development agreement on November 8, 2010. In connection with the Merger Agreement amendment entered into on April 5, 2012, the Company and Veloce further modified the Warrant by fully accelerating the vesting schedule thereunder. See Note 4 for further details of the agreements amended on April 5, 2012.

The Warrant expires on July 15, 2014 and has an exercise price of $0.01 per share. The Warrant was 69% vested as of March 31, 2012. The remaining Warrant shares were scheduled to vest quarterly through December 2012, but were fully accelerated effective April 5, 2012. A portion of the vested shares has been committed to be distributed to the employees of Veloce. Such committed portion has been and will continue to be settled in cash instead of common stock, pursuant to which Veloce sells the committed shares and distributes the proceeds to its employees. Therefore, the Company has recognized stock-based compensation expense which is included in R&D expense and recorded a corresponding liability for the amount to be distributed as of March 31, 2012. No stock-based compensation expense has been recognized for the portion of the Warrant that has been retained by Veloce.

Common Shares Reserved for Future Issuance

At March 31, 2012, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Options granted and outstanding	4,164
Restricted Stock Units	9,244
Options and RSUs authorized for future grants	1,231
Employee Stock Purchase Plan	898
Warrants outstanding	203

15,740

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Income Taxes

Loss from continuing operations before income tax consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Loss from continuing operations before income tax:
Domestic income (loss)	$(78,630)	$536	$(26,229)
Foreign income (loss)	(3,130)	(1,143)	2,022

	$(81,760)	$(607)	$(24,207)

Income tax expense (benefit) from continuing operations consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
Current:
Federal	$147	$(17)	$(10,078)
Foreign	1,034	285	213
State	60	131	(745)

Total Current	1,241	399	(10,610)
Deferred:
Foreign	(313)	—	—
State	—	—	—

Total Deferred	(313)	—	—

	$928	$399	$(10,610)

The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to loss before income taxes as follows for continuing operations (in thousands):

	Fiscal Years Ended March 31,
	2012		2011		2010
	$	%	$	%	$	%
Tax at federal statutory rate	$(28,613)	35%	$(212)	35%	$(8,473)	35%
Tax benefit from loss from continuing operations	(123)	—	—	—	(10,386)	43
Other Permanent Differences	2,295	(3)	1,903	(314)	1,144	(5)
State taxes, net of federal benefit	(3,937)	5	(30)	5	(903)	4
Federal tax credits	(4,131)	5	(3,010)	496	(1,746)	7
State tax credits	(622)	1	(409)	67	(295)	1
Veloce accrued liability	24,046	(29)	—	—	—	—
Valuation allowance	11,600	(14)	1,441	(237)	9,706	(40)
Change in contingency reserve	52	—	94	(15)	(36)	—
Other	361	(1)	622	(102)	379	(2)

	$928	(1)%	$399	(66)%	$(10,610)	43%

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	March 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$284,210	$278,615
Research and development credit carryforwards	78,621	74,061
Inventory write-downs and other reserves	9,748	8,459
Capitalization of research and development costs	8,451	9,071
Goodwill	8,248	9,154
Intangible assets	46,681	53,153
Investment impairment	4,083	8,748
Stock-based compensation	26,975	27,071
Other	979	589

Total deferred tax assets	467,996	468,921
Deferred tax liabilities:
Depreciation and amortization	(2,402)	(7,155)
Intangible assets	—	(494)

Net deferred tax asset	465,594	461,272
Valuation allowance	(465,281)	(461,272)

	$313	$—

At March 31, 2012, the Company has federal and state R&D tax credit carryforwards of approximately $96.3 million and $51.1 million, respectively, which begin to expire in the fiscal year ending March 31, 2014 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $1,051.5 million and $581.9 million, respectively, which will begin to expire in fiscal year 2018 and fiscal year 2013, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The Company has completed a Section 382 analysis regarding the limitation of net operating loss and R&D tax credit carryforwards. There were no ownership changes identified.

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

The Company has established a valuation allowance against most of its net deferred tax assets, due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers cumulative losses, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a valuation allowance should be recorded in 2012, 2011 and 2010 against most of its deferred tax assets.

The Company adopted the provisions of ASC 740-10 as it relates to accounting for uncertainty in income taxes, on April 1, 2007. The adoption of ASC 740-10 was not material to the financial statements due to a full

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

valuation allowance against deferred tax assets. The total amount of unrecognized tax benefits as of the date of adoption was $37.4 million, including interest and penalties.

The following is a tabular reconciliation of the Unrecognized Tax Benefits activity during the fiscal year ended March 31, 2012 (in thousands):

Opening Balance	$40,614
Gross increases — tax positions in prior period	867
Gross increases — current-period tax positions	1,698

Ending Balance	$43,179

If recognized, approximately $0.5 million of the $43.2 million of unrecognized tax benefits would affect the Company’s effective tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. As of March 31, 2012, the Company has recognized $0.1 million of accrued interest and penalties related to uncertain tax positions.

The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.

Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating loss and credit carryforwards. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for years before 2008.

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

	Workforce Reduction	Facilities Consolidation and Operating Lease Commitments	Total
Liability, March 31, 2010	$393	$190	$583
Restructuring charges	486	112	598
Cash payments	(831)	(284)	(1,115)
Reductions to estimated liability	(48)	(18)	(66)

Liability, March 31, 2011	$—	$—	$—

Restructuring charges	$913	$—	$913
Cash payments	(875)	—	(875)
Reductions to estimated liability	(38)	—	(38)

Liability, March 31, 2012	$—	$—	$—

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company has completed all the restructuring activities as described above.

April 2011 Restructuring Program

The April 2011 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved more of its functions offshore, which will allow it to be closer and more connected to its customer’s third party subcontract manufacturers. The April 2011 restructuring plan includes eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, the Company recorded a charge of $0.9 million for employee severances during the year ended March 31, 2012. All amounts relating to this restructuring action were paid as of March 31, 2012.

8. Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through the fiscal year ending March 31, 2016. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also licenses certain engineering design software tools under non-cancelable operating leases.

The following table summarizes the Company’s contractual operating leases as of March 31, 2012 (in thousands):

Operating Leases
Fiscal Years Ending March 31, 2013	$2,337
2014	2,062
2015	950
2016	155

Total minimum payments	$5,504

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not have any off balance sheet arrangements at March 31, 2012.

Rent expense (including short-term leases and net of sublease income) for the years ended March 31, 2012, 2011, and 2010 was $2.6 million, $2.9 million, and $3.0 million, respectively.

9. Employee Retirement Plan

Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board. Employer contributions vest to participants at a rate of 33% per year of service for the first three years of service and 100% thereafter for each year of service. The Company did not make any contributions to the plan for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

10. Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that was equal to or greater than 10% of total net revenues in any of the three fiscal years ended March 31, 2012 were as follows:

	2012	2011	2010
Avnet (distributor)	20%	29%	30%
Wintec (global logistics provider)	20%	—	—
Flextronics	11%	—	—
Hon Hai (sub-contract manufacturer)	— *	14%	13%

*	Less than 10% of total net revenues for period indicated.

Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2012	2011	2010
United States of America	$99,214	$81,113	$68,817
Taiwan*	20,950	45,489	33,118
Hong Kong	21,458	24,747	16,171
China	4,503	9,030	15,427
Europe	41,691	45,714	35,372
Japan	13,596	9,305	5,580
Malaysia	8,276	8,258	3,843
Singapore	14,011	11,808	16,123
Other Asia	5,790	9,394	2,597
Other	1,398	2,852	8,550

	$230,887	$247,710	$205,598

*	The change is primarily due to a major end customer changing its logistics management program.

All of our revenues are primarily denominated in U.S. dollars, other than revenues that account for less than 10% of our total revenues, which are denominated primarily in Danish Kroner.

As of March 31, 2012, 2011 and 2010, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were not material.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. Contingencies

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

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”) that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study contamination and evaluate cleanup options at the Omega Site. In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. Efforts to remediate the soil and groundwater at the Omega Site, including without limitation the extraction of chemical vapors from the soil in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2 and it is anticipated EPA and OPOG will enter into a remediation consent decree with the Court regarding such plume. In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In November 2010, a toxic tort litigation (the “Aguirre Litigation”) was commenced against Omega and OPOG in Los Angeles Superior Court by a group of employees of the Tri-Cities Regional Occupational Program located near the Omega Site. The plaintiffs claim, among other things, negligence, unlawful discharge of pollutants and public nuisance, and seek monetary damages for a variety of alleged injuries. In October 2011, OPOG agreed to secure a financial assurance of up to $8.0 million in connection with defense costs and potential liability relating to the Aguirre Litigation. The Company’s exposure from the financial assurance is limited to its contribution allocation used for remediation costs. Trial is currently scheduled to commence in September 2012. Given that the Aguirre Litigation is in its early phases, there is no estimate of total potential liability. Liability, if any, stemming from this litigation could flow through to the PRPs, most likely pursuant to the same allocation formulae used for the remediation costs. In 2010, certain PRP’s challenged the criteria previously used to allocate liability among the PRP’s. In December 2011, an allocation committee established by OPOG to review those criteria recommended changes to the cost allocation structure that would, upon final approval, increase the Company’s overall share of

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

liability within the PRP group. In addition, the recent departure of one or more PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. In January 2012, as a result of the allocation criteria modifications and PRP departure from OPOG described above, the Company’s proportional allocation of liability was increased. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

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

12. Acquisition of TPack A/S

In September 2010, the Company acquired all of the shares of TPack A/S (“TPack”), a corporation organized under the laws of Denmark. The total consideration paid was approximately $32 million, exclusive of $0.5 million cash acquired. Approximately $5 million was withheld in escrow for indemnity agreements and is included in the purchase price allocation. This amount was released in full in April 2012. The former TPack shareholders may also earn up to approximately $5 million in additional consideration, subject to the achievement of certain revenue and performance milestones by TPack during the 18-month period following the acquisition date. The Company calculated and recorded the initial fair value of the contingent consideration liability based on a weighted probability assessment. The liability will continue to be measured at fair value at the end of each reporting period. During the fiscal year 2012, the Company reduced the estimated fair value of the contingent consideration liability to approximately $0.6 million, primarily due to revised TPack revenue forecasts and weighted probability assessments. As a result, the Company recorded an approximate $2.5 million reduction to selling, general and administrative expense during the year ended March 31, 2012. The Company calculated the fair value of the tangible and intangible assets acquired to allocate the purchase price as of the acquisition date. The excess of purchase price over the aggregate fair values was recognized as goodwill.

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon these calculations, the purchase price of the transaction was allocated as follows (in thousands), and also includes the estimated amortization period of the acquired intangibles:

	Estimated Useful Life (In years)	Purchase price
Purchased intangible assets
Developed Technology	6	$15,350
Existing customer contracts	5	4,000
Partner relationship	2	2,500
Trademarks and trade names	3	650
Covenants not-to-compete	3	250
In-process R&D	6	950
Goodwill (non tax deductible)		13,183
Contingent consideration (payable)		(3,150)
Net liabilities		$(1,699)

Cash consideration		32,034
Contingent consideration		3,150

The total consideration issued in the acquisition		$35,184

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

13. Sale of the 3ware Storage Adapter Business to LSI Corporation

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

APPLIED MICRO CIRCUITS CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

	Fiscal Year Ended March 31, 2012				Fiscal Year Ended March 31, 2011
	Q1	Q2	Q3	Q4(1)	Q1	Q2(2)	Q3	Q4(3)
	(In thousands, except per share data)
Net revenues	$60,844	$64,929	$56,347	$48,767	$60,810	$65,953	$62,364	$58,583
Cost of revenues	26,331	27,704	23,795	20,974	22,485	23,435	23,886	25,476

Gross profit	34,513	37,225	32,552	27,793	38,325	42,518	38,478	33,107
Total operating expenses	42,936	39,313	40,337	102,941	38,775	41,669	42,934	40,344

Operating income (loss)	(8,423)	(2,088)	(7,785)	(75,148)	(450)	849	(4,456)	(7,237)
Interest and other income	1,356	1,517	914	7,897	2,081	3,102	2,325	3,179

Income (loss) from continuing operations before income taxes	(7,067)	(571)	(6,871)	(67,251)	1,631	3,951	(2,131)	(4,058)
Income tax expense (benefit)	(190)	581	206	331	240	376	(170)	(47)

Income (loss)	(6,877)	(1,152)	(7,077)	(67,582)	1,391	3,575	(1,961)	(4,011)

Net income (loss)	$(6,877)	$(1,152)	$(7,077)	$(67,582)	$1,391	$3,575	$(1,961)	$(4,011)

Basic income(loss) per share	$(0.01)	$(0.02)	$(0.12)	$(1.10)	$0.02	$0.05	$(0.03)	$(0.06)

Shares used in calculating basic net income (loss) per share	63,878	62,526	60,990	61,587	66,005	65,752	64,647	64,236

Diluted income (loss) per share	$(0.11)	$(0.02)	$(0.12)	$(1.10)	$0.02	$0.05	$(0.03)	$(0.06)

Shares used in calculating diluted net income (loss) per share	63,878	62,526	60,990	61,587	68,735	68,021	64,647	64,236

(1)	The consolidated operating results for the fourth quarter of fiscal 2012 included a charge of $60.4 million related to the Veloce initial consideration and a gain of $8.1 related to the sale of a strategic investment.
(2)	The consolidated operating results for the second quarter of fiscal 2011 included $0.9 million in TPack acquisition related transaction costs.
(3)	The consolidated operating results in the fourth quarter of fiscal 2011 included reversal of $1.5 million in bonus expense and $0.9 million in EBITA performance stock-based compensation expense.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	From Acquisition	Deductions	Balance at End of Period
	(In thousands)
Year ended March 31, 2012:
Allowance for doubtful accounts	$1,324	$(13)	$(28)	$(184)	$1,099

Year ended March 31, 2011:
Allowance for doubtful accounts	$715	$125	$484	$—	$1,324

Year ended March 31, 2010:
Allowance for doubtful accounts	$1,151	$(404)	$—	$(32)	$715

Exhibit Index

2.1(8)+ <	Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders’ Representative named therein, dated May 17, 2009.

2.2(17)+<	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers’ Representative named therein, dated as of August 17, 2010.

2.3(17)+	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

2.4(18)+<	Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., and the Stockholders’ Representative named therein, dated November 8, 2010.

2.5^<	Amendment No. 2 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., Veloce Technologies LLC and the Stockholders’ Representative named therein, dated April 5, 2012.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.3(13)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.2(17)	Amended and Restated Bylaws of the Company

4.1(2)	Specimen Stock Certificate.

10.1(2)*	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(12)* 10.2(19)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan. Applied Micro Circuits Corporation 2011 Equity Incentive Plan

10.3(12)*	Form of Option Agreement under the 1992 Equity Incentive Plan.

10.4(12)*	1992 Equity Incentive Plan.

10.5(7)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.

10.6(2)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.

10.24(4)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.33(3)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.

10.34(12)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.38(3)*	AMCC Deferred Compensation Plan.

10.42(6)+	Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(6)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.53(10)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.

10.58(11)*	Executive Severance Benefit Plan, as amended and restated on October 19, 2011.

10.60(14)+	Qualcomm Patent Purchase Agreement dated July 11, 2008.

10.61(14)+	Qualcomm Patent Purchase Amendment dated July 11, 2008.

10.62(15)	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.

10.63(9)+*	Consulting Agreement with Cynthia J. Moreland entered into on October 21, 2009.

10.65(16)*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

10.66 ^	Development Agreement dated May 17, 2009, by and between the Company and Veloce Technologies, Inc.

10.67 ^	First Amendment to Development Agreement dated as of November 8, 2010, by and between the Company and Veloce Technologies, Inc.

10.68 ^	Second Amendment to Development Agreement dated as of July 18, 2011, by and between the Company and Veloce Technologies, Inc.

10.69 ^	Technology License Agreement, dated as of March 31, 2009 between ARM Limited and the Company, including without limitation Annex 1 thereto (“TLA Annex 1”).

10.70 ^	Amendment One to Technology License Agreement, dated March 31, 2010 between ARM Limited and the Company.

10.71^	Amendment Two to Technology License Agreement, dated July 14, 2010 between ARM Limited and the Company.

10.72 ^	Amendment One to TLA Annex 1, dated August 17, 2010, between ARM Limited and the Company.

10.73 ^	Amendment Two to TLA Annex 1, dated October 5, 2010, between ARM Limited and the Company.

10.74^	Amendment Three to TLA Annex 1, dated December 1, 2011, between ARM Limited and the Company.

11.1(5)	Computation of Per Share Data under ASC Topic 260-10.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
^	The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
<	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s amended Registration Statement (No. 333-37609) filed November 12, 1997 which registration statement became effective November 24, 1997.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2002.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2001.
(5)	The Computation of Per Share Data under ASC Topic 260-10 is included in the Notes to the Consolidated Financial Statements included in this Annual Report.
(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2003.
(7)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.
(8)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009.
(9)	Incorporated by reference as Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(10)	Incorporated by reference as Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(11)	Incorporated by reference to Exhibit 10.67 filed with the Company’s Current Report on Form 8-K filed October 26, 2011.
(12)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
(13)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(15)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(17)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(18)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(19)	Incorporated by reference to Exhibit 10.66 filed with the Company’s Current Report on Form 8-K filed on August 10, 2011.