Form 10-Q
period 2012-06-30
APPLIED MICRO CIRCUITS CORP
filed 2012-07-31
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012, 64,590,570 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	June 30, 2012	March 31, 2012
	(Unaudited)	(Note)
ASSETS
Current assets:
Cash and cash equivalents	$20,714	$28,065
Short-term investments-available-for-sale	75,424	85,781
Accounts receivable, net	16,347	22,666
Inventories	22,594	23,244
Other current assets	23,035	31,105

Total current assets	158,114	190,861
Property and equipment, net	38,398	38,100
Goodwill	13,183	13,183
Purchased intangibles	15,305	16,634
Other assets	12,743	10,274

Total assets	$237,743	$269,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,739	$21,383
Accrued payroll and related expenses	8,912	6,844
Veloce accrued liability	10,985	32,870
Other accrued liabilities	8,859	9,052
Deferred revenue	1,540	2,137

Total current liabilities	44,035	72,286
Veloce accrued liability	25,308	27,530
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at June 30, 2012 and March 31, 2012
Issued and outstanding shares — 64,591 at June 30, 2012 and 61,879 at March 31, 2012	644	619
Additional paid-in capital	5,904,484	5,881,336
Accumulated other comprehensive loss	(2,384)	(1,765)
Accumulated deficit	(5,734,344)	(5,710,954)

Total stockholders’ equity	168,400	169,236

Total liabilities and stockholders’ equity	$237,743	$269,052

Note: Amounts have been derived from the March 31, 2012 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended June 30,
	2012	2011
Net revenues	$41,294	$60,844
Cost of revenues	18,355	26,331

Gross profit	22,939	34,513
Operating expenses:
Research and development	34,771	28,368
Selling, general and administrative	12,470	12,556
Amortization of purchased intangible assets	650	1,099
Restructuring charges, net	—	913

Total operating expenses	47,891	42,936

Operating loss	(24,952)	(8,423)
Interest income (expense), net	1,679	1,281
Other income (expense), net	83	75

Loss before income taxes	(23,190)	(7,067)
Income tax expense (benefit)	200	(190)

Net loss	$(23,390)	$(6,877)

Basic and diluted net loss per share	$(0.37)	$(0.11)

Shares used in calculating basic and diluted net loss per share	62,409	63,878

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended June 30,
	2012	2011
Operating activities:
Net loss	$(23,390)	$(6,877)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,439	1,822
Amortization of purchased intangibles	1,329	2,614
Stock-based compensation expense:
Stock options	1,488	1,573
Restricted stock units	6,201	2,605
Warrants	1,289	—
Veloce accrued liability	2,325	—
Tax benefit from other comprehensive income	—	(367)
Acquisition related adjustment	(133)	—
Net loss on disposals of property	—	10
Changes in operating assets and liabilities:
Accounts receivable	6,319	(4,160)
Inventories	650	(185)
Other assets	(1,045)	(3,230)
Accounts payable	(4,751)	624
Accrued payroll and other accrued liabilities	(12,584)	1,825
Deferred revenue	(597)	(448)

Net cash used for operating activities	(20,460)	(4,194)

Investing activities:
Proceeds from sales and maturities of short-term investments	14,182	41,891
Purchases of short-term investments	(4,326)	(57,879)
Purchase of property, equipment and other assets	(5,598)	(4,533)
Proceeds from sale of strategic equity investment	7,144	—
Purchases of strategic equity investment	(500)	(2,500)
Funding of note receivable	—	(1,000)

Net cash provided by (used for) investing activities	10,902	(24,021)

Financing activities:
Proceeds from issuance of common stock	3,330	587
Funding of restricted stock units withheld for taxes	(216)	(2,172)
Repurchase of common stock	(654)	(3,097)
Funding of structured stock repurchase agreements	—	(10,000)
Other	(253)	(111)

Net cash provided by (used for) financing activities	2,207	(14,793)

Net decrease in cash and cash equivalents	(7,351)	(43,008)
Cash and cash equivalents at beginning of period	28,065	84,402

Cash and cash equivalents at end of period	$20,714	$41,394

Supplementary cash flow disclosures:
Income taxes	$131	$457
Shares issued for Veloce merger consideration	$13,683	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AMCC”, “APM”, “AppliedMicro” or the “Company”), and its wholly-owned subsidiaries including Veloce Technologies Inc. (“Veloce”), which was consolidated in prior accounting periods as a variable interest entity (“VIE”) since the Company was determined to be its primary beneficiary. On June 20, 2012, the Company completed the acquisition of Veloce which became a wholly owned subsidiary of the Company as of this date. See Note 5 for further details of the acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its capitalized mask sets, which affects cost of goods sold and property and equipment or R&D expenses, if not capitalized; inventory valuation, warranty liabilities, and revenue reserves, which affects cost of sales, gross margin, and revenues; allowance for doubtful accounts, which affects operating expenses; the unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income (expense), net; the valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles and impairments of goodwill; the valuation of the Veloce consideration which affects operating expenses; the potential costs of litigation, which affects operating expenses; the valuation of deferred income taxes, which affects income tax expense (benefit); and stock-based compensation, which affects gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	June 30, 2012	March 31, 2012
	(In thousands)
Accounts receivable	$17,338	$23,765
Less: allowance for bad debts	(991)	(1,099)

	$16,347	$22,666

Inventories:

	June 30, 2012	March 31, 2012
	(In thousands)
Finished goods	$16,665	$17,883
Work in process	4,742	3,818
Raw materials	1,187	1,543

	$22,594	$23,244

Other current assets:

	June 30, 2012	March 31, 2012
	(In thousands)
Prepaid expenses	$19,558	$20,353
Executive deferred compensation assets	1,332	1,344
Deposits	863	899
Proceeds receivable on sale of strategic investment	—	7,100
Other	1,282	1,409

	$23,035	$31,105

Property and equipment:

	Useful Life	June 30, 2012	March 31, 2012
	(In years)	(In thousands)
Machinery and equipment	5-7	$36,570	$36,600
Leasehold improvements	1-15	16,157	14,228
Computers, office furniture and equipment	3-7	43,037	43,929
Buildings	31.5	2,756	2,756
Land	—	9,800	9,800

		108,320	107,313
Less: accumulated depreciation and amortization		(69,922)	(69,213)

		$38,398	$38,100

Goodwill and purchased intangible assets:

Goodwill is as follows:

(In thousands)
Goodwill related to TPack acquisition, as of June 30, 2012 and March 31 2012	$13,183

Purchase-related intangibles were as follows:

	June 30, 2012				March 31, 2012
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$441,300	$(429,733)	$11,567	4.3	$441,300	$(429,054)	$12,246	4.6
Customer relationships	12,830	(9,456)	3,374	2.8	12,830	(8,881)	3,949	2.9
Patents/core technology rights/tradename	63,206	(62,842)	364	1.3	63,206	(62,767)	439	1.5

	$517,336	$(502,031)	$15,305		$517,336	$(500,702)	$16,634

As of June 30, 2012, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal Years Ending March 31,
2013 (remaining)	$2,038	$1,276	$3,314
2014	2,717	1,189	3,906
2015	2,717	904	3,621
2016	2,717	369	3,086
2017 and thereafter	1,378	—	1,378

Total	$11,567	$3,738	$15,305

Other assets:

	June 30, 2012	March 31, 2012
	(In thousands)
Non-current portion of prepaid expenses	$6,162	$4,193
Strategic investments	5,250	4,750
Other	1,331	1,331

	$12,743	$10,274

Other accrued liabilities:

	June 30, 2012	March 31, 2012
	(In thousands)
Customer deposits*	$672	$415
Employee related liabilities	2,135	2,051
Executive deferred compensation	1,332	1,344
Income taxes	1,374	1,401
Professional fees	864	961
Contingent consideration	485	618
Other	1,997	2,262

	$8,859	$9,052

*	Includes credit balances in Accounts Receivables that have been reclassified as Other Accrued Liabilities

Strategic Investments

The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s condensed consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the three months ended June 30, 2012 and 2011, the Company invested $0.5 million and $2.5 million, respectively, in non-marketable equity investments and these amounts were carried at cost.

Short-term investments:

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments (in thousands):

	June 30, 2012				March 31, 2012
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$17,225	$—	$—	$17,225	$15,057	$—	$—	$15,057
Cash equivalents	3,489	—	—	3,489	13,008	—	—	13,008
U.S. Treasury securities and agency bonds	17,165	10	4	17,171	16,771	11	19	16,763
Corporate bonds	19,526	51	12	19,565	23,361	56	10	23,407
Mortgage-backed and asset-backed securities*	4,701	311	63	4,949	7,308	364	61	7,611
Closed-end bond funds	23,924	4,531	1,340	27,115	26,401	5,161	1,649	29,913
Preferred stock	4,878	1,746	—	6,624	6,209	1,878	—	8,087

	$90,908	$6,649	$1,419	$96,138	$108,115	$7,470	$1,739	$113,846

Reported as:
Cash and cash equivalents				$20,714				$28,065
Short-term investments available-for-sale				75,424				85,781

				$96,138				$113,846

*	At June 30, 2012 and March 31, 2012, approximately $2.1 million and $4.6 million of the estimated fair value presented were mortgage-backed securities, respectively.

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	June 30, 2012				March 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$17,225	$—	$—	$17,225	$15,057	$—	$—	$15,057
Cash equivalents	3,489	—	—	3,489	10,510	2,498	—	13,008
U.S. Treasury securities and agency bonds	17,171	—	—	17,171	16,763	—	—	16,763
Corporate bonds	—	19,565	—	19,565	—	23,407	—	23,407
Mortgage-backed and asset-backed securities	—	4,949	—	4,949	—	7,611	—	7,611
Closed-end bond funds	27,115	—	—	27,115	29,913	—	—	29,913
Preferred stock	—	6,624	—	6,624	—	8,087	—	8,087

	$65,000	$31,138	$—	$96,138	$72,243	$41,603	$—	$113,846

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the three months ended June 30, 2012.

The Company periodically reviews its strategic investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. No other-than-temporary declines were recorded during the three months ended June 30, 2012. During the three months ended June 30, 2012, the Company invested $0.5 million in a non-marketable equity investment and this amount was carried at cost.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	June 30, 2012		March 31, 2012
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$16,671	$16,833	$16,683	$16,722
Mature in 1 – 2 years	22,958	22,997	26,869	27,026
Mature in 3 – 5 years	711	765	2,421	2,496
Mature after 5 years	1,052	1,090	1,467	1,537

	$41,392	$41,685	$47,440	$47,781

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of June 30, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$7,443	$4	$—	$—	$7,443	$4
Corporate bonds	6,054	12	—	—	6,054	12
Mortgage-backed and asset-backed securities	1,051	11	387	52	1,438	63
Closed-end bond funds	—	—	6,938	1,340	6,938	1,340

	$14,548	$27	$7,325	$1,392	$21,873	$1,419

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$8,938	$19	$—	$—	$8,938	$19
Corporate bonds	5,463	10	—	—	5,463	10
Mortgage-backed and asset-backed securities	894	20	353	42	1,247	62
Closed-end bond funds	—	—	6,628	1,648	6,628	1,648

	$15,295	$49	$6,981	$1,690	$22,276	$1,739

Other-Than-Temporary Impairment

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges, for the three months ended June 30, 2012 and the fiscal year ended March 31, 2012. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until its estimated recovery of amortized cost. As of June 30, 2012 and March 31, 2012, the Company also had $6.6 million and $7.5 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended June 30,
	2012	2011
Beginning balance	$454	$176
Charged to costs of revenues	130	206
Charges incurred	(137)	(185)

Ending balance	$447	$197

Interest income (expense), net (in thousands):

	Three Months Ended June 30,
	2012	2011
Interest income	$675	$961
Net realized gain on short-term investments	1,004	320

	$1,679	$1,281

Other income, net (in thousands):

	Three Months Ended June 30,
	2012	2011
Net loss on disposals of property	—	$(10)
Other, net	83	85

	$83	$75

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

	Three Months Ended June 30,
	2012	2011
Net loss	$(23,390)	$(6,877)

Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	62,409	63,878
Net effect of dilutive common share equivalents	—	—

Weighted average common shares outstanding, diluted	62,409	63,878

Basic and diluted net loss per share	$(0.37)	$(0.11)

The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 10.4 million and 5.6 million equivalent shares for the three months ended June 30, 2012 and 2011, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the periods presented.

The effect of dilutive securities (comprised of options and restricted stock units) totaling 0.3 million and 1.1 million equivalent shares for the three months ended June 30, 2012 and 2011 have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the company has incurred losses in the periods presented.

Total equivalent shares excluded from the net loss per share computation is 10.7 million and 6.7 million for the three months ended June 30, 2012 and 2011, respectively.

3. RESTRUCTURING CHARGES

The Company recognizes restructuring costs associated with exit or disposal activities. Cost relating to facilities closure or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the cost are deemed both probable and estimable. The Company did not implement any restructuring programs during the three months ended June 30, 2012. The restructuring activity for the three months ended June 30, 2011 is described below.

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

A summary of the April 2011 restructuring program is as follows (in thousands):

Workforce Reduction
Restructuring charges	$913
Cash payments	(638)

Liability, June 30, 2011	$275

All amounts relating to this restructuring action were paid as of March 31, 2012.

4. COMPREHENSIVE LOSS

The components of comprehensive loss, net of tax where applicable, are as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Net loss	$(23,390)	$(6,877)
Change in unrealized (loss) gain on investments	(501)	452
Loss on foreign currency translation	(118)	(91)

	$(24,009)	$(6,516)

5. VELOCE

On June 20, 2012 (the “Closing Date”), the Company completed its acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, entered into as of May 17, 2009 (the “Initial Agreement”), as amended by Amendment No. 1 to Agreement and Plan of Merger, entered into as of November 8, 2010 (the “First Amendment”), and Amendment No. 2 to Agreement and Plan of Merger, entered into as of April 5, 2012 (the “Second Amendment” and, collectively with the Initial Agreement and the First Amendment, the “Merger Agreement”). The First Amendment was amended, restated and replaced in its entirety by the Second Amendment.

The terms of the Merger Agreement include the payment of initial consideration of up to $60.4 million, payable in shares of Company common stock and/or cash (at the Company’s election) to holders of Veloce common stock options that were vested on the Closing Date, to Veloce stockholders and holders of Veloce stock equivalents. Following the closing, the Company paid part of the consideration by issuing approximately 2.4 million shares of its common stock and paying approximately $12.7 million in cash, with the balance of the $60.4 million to be paid, using a similar ratio of Company shares and cash, over the next two to three years upon the satisfaction of additional vesting requirements.

For accounting purposes, the consideration payable for the acquisition of Veloce is considered compensatory and will be recognized as research and development expense. Recognition of these costs will occur when certain development and performance milestones become probable of achievement and earned. As of March 31, 2012, one significant performance and development milestone set forth under the Merger Agreement was considered probable of achievement and the Company therefore recorded the initial consideration of $60.4 million, which was recognized as research and development expense. During the three months ended June 30, 2012, the Company recognized an additional $2.3 million of research and development expense in connection with progress achieved against certain product development milestones included in the Second Amendment. No other product development milestones included in the Merger Agreement were considered probable of achievement as of June 30, 2012.

The Second Amendment further provides for potential payments of additional merger consideration contingent upon the achievement of certain post-closing product development milestones relating to Company products on which Veloce has worked. The additional payments would be payable in partial amounts upon the achievement of each such milestone. The Company currently expects aggregate additional payments to range from a minimum of $2.3 million to a maximum of $75 million, based on the Company’s current expectations relating to the achievement of such product development milestones. Any such additional payments may be payable in shares of Company common stock and/or cash (at the Company’s election).

In connection with the Second Amendment, the Company and Veloce modified the warrant to purchase shares of the Company’s common stock, previously granted to Veloce in May 2009 and amended in November 2010, by accelerating the vesting schedule to be fully vested as of April 5, 2012.

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

Common Stock

At June 30, 2012, the Company had 375.0 million shares authorized for issuance and approximately 64.6 million shares issued and outstanding. At March 31, 2012, there were approximately 61.9 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company has in effect an employee stock purchase plan under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. Under the terms of this plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended June 30, 2012 and 2011, no shares were issued under this plan. At June 30, 2012, 6.2 million shares had been issued under this plan and 0.9 million shares were available for future issuance.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the three months ended June 30, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. During the three months ended June 30, 2011, approximately 0.3 million shares were repurchased on the open market at a weighted average price of $9.98 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.3 million shares at a weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to the Company.

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

During the three month ended June 30, 2012, the Company did not enter into any structured stock repurchase agreements. During the three months ended June 30, 2011, the Company entered into structured stock repurchase agreements totaling $10.0 million. No structured stock repurchase agreements settled during the three months ended June 30, 2011 and as of this date the Company had two outstanding structured stock repurchase agreements, which subsequently settled in July 2011 for 1.0 million in shares of its common stock at an effective purchase price of $9.74 per share. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $277.5 million. Upon settlement of these agreements, as of June 30, 2012, the Company received $179.8 million in cash and 10.0 million shares of its common stock at an effective purchase price of $9.78 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of June 30, 2012 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	—	$—
Open market repurchases	173,611	17,284	10.04
Structured stock repurchase agreements*	110,517	9,989	11.06

Total repurchases	$284,128	27,273	$10.42

Available for repurchase	$15,872

*	The amounts above do not include gains recorded to additional paid-in-capital of $12.8 million from structured stock repurchase agreements which settled in cash. The average price per share for structured stock repurchase agreements adjusted for gains from settlements in cash would have been $9.78 per share and for total repurchases would have been $9.97 per share.

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

In February 2012, Dr. Gopi was awarded 500,000 restricted stock units. The Black-Scholes value of these stock options is $3.7 million. These options will vest only if the Company’s performance milestones relating to the Veloce merger are satisfied; otherwise they will expire unvested. The Company evaluates the probability of achieving the milestones and recognizes any stock option expense accordingly.

At June 30, 2012 and March 31, 2012, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans during the three months ended June 30, 2012 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	4,164	$10.67
Granted	40	5.58
Exercised	(10)	5.11
Forfeited	(174)	20.46

Outstanding at the end of the period	4,020	$10.21

Vested and expected to vest at the end of the period	3,981	$10.23

Vested at the end of the period	3,100	$10.62

At June 30, 2012, the weighted average remaining contractual term for options outstanding is 4.0 years and for vested options is 3.9 years.

The aggregate pretax intrinsic value of options exercised during the three months ended June 30, 2012 was approximately $8,000. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2012 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 0.52 - $ 7.12	950	3.55	$6.36	504	$6.00
7.13 - 8.07	854	4.31	7.71	806	7.70
8.08 - 11.86	938	5.35	10.34	617	10.11
11.87 - 14.40	835	3.60	12.94	730	13.04
14.41 - 24.16	443	2.32	17.87	443	17.87

$ 0.52 - $24.16	4,020	4.01	$10.21	3,100	$10.62

As of June 30, 2012, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $0.2 million and options outstanding were $0.2 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $5.72 on June 30, 2012.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) pursuant to its 1992 Plan, 2000 Equity Incentive Plan and 2011 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, RSUs vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, RSUs will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year of employment, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.

In May 2009, the Company issued three-year performance-based RSU grants, or “EBITDA” Grants which were completed in fiscal 2012 and no additional grants will be made under this grant.

In April 2011, the Committee authorized additional three-year performance-based RSU grants, or “EBITDA2” Grants. EBITDA2 Grants are similar to the EBITDA Grant program introduced in 2009. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense. As of June 30, 2012, the Company believes that that it would be highly unlikely for any EBITDA2 shares to vest during the three-year life of the program. Fiscal 2012 was declared zero attainment and vesting target shares have rolled over to fiscal 2013. The Company expects that all shares issued under the EBITDA2 program will expire unvested when the program concludes in May 2014.

In November 2011 and February 2012, the Committee authorized additional 18-month performance-based RSU grants, or “Performance Retention Grants”, which are intended to incentivize superior performance and retain key employees. In May 2012, the Committee authorized 12-month Performance Retention Grants. Vesting for the Performance Retention Grants is subject to (i) the accomplishment of goals and objectives of the individual’s business unit and (ii) individual performance as measured by the accomplishment of individual goals and objectives. The 18-month RSU shares vest 2/3 after one year, with certain unearned amounts able to roll over to the subsequent vesting period, and 1/3 after 18 months. The 12-month RSU shares will have the opportunity to vest after one year. Unvested RSU shares remaining at the end of the program period will expire unvested. The Company evaluates the probability of achieving the goals and objectives and adjusts any RSU expense which is included in stock-based compensation expense.

Restricted stock unit activity during the three months ended June 30, 2012 is set forth below (in thousands):

Restricted Stock Units Outstanding Number of Shares
Outstanding at the beginning of the year	9,244
Awarded	398
Vested	(197)
Cancelled	(598)

Outstanding at the end of the period	8,847

The weighted average remaining contractual term for the restricted stock units outstanding as of June 30, 2012 was 1.05 years.

As of June 30, 2012, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $50.6 million. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $5.72 on June 30, 2012.

The aggregate pretax intrinsic value of RSUs released during the three months ended June 30, 2012 was $1.1 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

Warrants

On May 17, 2009, the Company entered into a development agreement with Veloce pursuant to which Veloce agreed, among other things, to perform development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock (the “Warrant”). The Warrant vesting schedule was amended in conjunction with the amended development agreement on November 8, 2010. In connection with the Merger Agreement amendment entered into on April 5, 2012, the Company and Veloce further modified the Warrant by fully accelerating the vesting schedule resulting in the recognition of approximately $1.3 million of stock compensation expense during the quarter ended June 30, 2012. All vested shares were subsequently sold and the proceeds distributed, prior to the acquisition of Veloce by the Company on June 20, 2012.

7. STOCK-BASED COMPENSATION

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

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,
	Employee Stock Options		Employee Stock Purchase Plans
	2012	2011	2012	2011
Expected life (years)	4.5	3.8	0.5	0.5
Risk-free interest rate	0.7%	1.4%	0.1%	0.2%
Volatility	54%	48%	56%	42%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$2.47	$3.83	$2.40	$2.63

The weighted average fair value per share of the restricted stock units awarded was $5.46 and $10.16 during the three months ended June 30, 2012 and 2011, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Effective April 1, 2012, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.8% to 6.6% as a result of an decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units (in thousands):

	Three Months Ended June 30,
	2012	2011
Stock-based compensation expense by type of award
Stock options and warrants	$1,488	$1,569
Restricted stock units	6,120	2,606

Total stock-based compensation	7,608	4,175
Stock-based compensation expensed from inventory	81	3

Total stock-based compensation expense	$7,689	$4,178

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended June 30,
	2012	2011
Stock-based compensation expense by cost centers
Cost of revenues	$180	$108
Research and development	4,205	2,388
Selling, general and administrative	3,223	1,679

Total stock-based compensation	$7,608	$4,175
Stock-based compensation expensed from inventory	81	3

Total stock-based compensation expense	$7,689	$4,178

Stock-based compensation expense will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016 related to unvested share-based payment awards at June 30, 2012 is $22.5 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

The above stock based compensation expense of approximately $7.7 million for the three months ended June 30, 2012 does not include approximately $1.3 million of expense related to the acceleration of Veloce warrants. See footnote 6 for the further details relating to the Veloce warrants.

8. CONTINGENCIES

Legal Proceedings

The Company acquired JNI Corporation (“JNI”) in October 2003. In November 2001, a class action lawsuit was filed against JNI and the underwriters of its initial and secondary public offerings of common stock in the U.S. District Court for the Southern District of New York, case no. 01 Civ 10740 (SAS). The complaint alleged that defendants violated the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with JNI’s public offerings. This lawsuit was among more than 300 class action lawsuits pending in this District Court that have come to be known as the “IPO laddering cases.” Pursuant to In re Initial Public Offering Securities Litigation, No. 21 MC 92 (SAS), in mid-2009, a settlement was reached in all of the cases. In October 2009, the Court issued an order granting final approval of the settlement and dismissing the case. The settlement did not have a material impact on the Company. The Court subsequently issued a final judgment. Several appeals of the settlement and judgment were filed between October 29 and November 4, 2009. Should the settlement be overturned on appeal and the final judgment vacated, the Company could be exposed to additional liabilities and such liability, if any, could not be reasonably estimated at this time.

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”) that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study contamination and evaluate cleanup options at the Omega Site. In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. Efforts to remediate the soil and groundwater at the Omega Site, including without limitation the extraction of chemical vapors from the soil in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2 and it is anticipated EPA and OPOG will enter into a remediation consent decree with the Court regarding such plume. In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In November 2010, a toxic tort litigation (the “Aguirre Litigation”) was commenced against Omega and OPOG in Los Angeles Superior Court by a group of employees of the Tri-Cities Regional Occupational Program located near the Omega Site. The plaintiffs claim, among other things, negligence, unlawful discharge of pollutants and public nuisance, and seek monetary damages for a variety of alleged injuries. In October 2011, OPOG agreed to secure a financial assurance of up to $8.0 million in connection with defense costs and potential liability relating to the Aguirre Litigation. The Company’s exposure from the financial assurance is limited to its contribution allocation used for remediation costs. Trial is currently scheduled to commence in September 2012. Given that the Aguirre Litigation is in its early phases, there is no estimate of total potential liability. Liability, if any, stemming from this litigation could flow through to the PRPs, most likely pursuant to the same allocation formula used for the remediation costs. In 2010, certain PRP’s challenged the criteria previously used to allocate liability among the PRP’s. In December 2011, an allocation committee established by OPOG to review those criteria recommended changes to the cost allocation structure that would, upon final approval, increase the Company’s overall share of liability within the PRP group. In addition, the recent departure of one or more PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. In January 2012, as a result of the allocation criteria modifications and PRP departure from OPOG described above, the Company’s proportional allocation of liability was increased. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

AppliedMicro TPack A/S, the Company’s wholly-owned subsidiary acquired in September 2010 (“TPack”), is involved in a contract dispute with Xtera Communications Inc. and its subsidiary Meriton Networks Canada Inc. (collectively, “Xtera”), regarding a software development and licensing agreement the parties entered into in September 2006. In August 2009, Xtera filed an action against TPack in the United States District Court for the Eastern Division of Texas, which was dismissed in October 2010 for lack of jurisdiction. In September 2009, TPack filed an action against Xtera in the Ontario Superior Court of Justice in Canada, which action was resumed in March 2011 following dismissal of the Texas action. In the Canadian action, TPack seeks contract damages from Xtera of approximately $1.0 million plus pre-judgment interest and expenses. In April 2011, Xtera filed a statement of defense and counter claim with the Ontario court, in which Xtera denies liability to TPack and seeks reimbursement of approximately $1.7 million in development fees and royalties previously paid to TPack, plus pre-judgment interest and expenses. Discovery in the legal proceedings is continuing. The Company does not currently anticipate that the TPack/Xtera legal proceedings will have a material adverse effect on the Company.

9. INCOME TAXES

The total amount of unrecognized tax benefits as of April 1, 2012, was $43.2 million, including interest and penalties. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three months ended June 30, 2012 and 2011. The Company’s income tax expense for the three months ended June 30, 2012 was $0.2 million as compared to an income tax benefit for the three months ended June 30, 2011 of $0.2 million. The increase in the income tax expense recorded for the three months ended June 30, 2012 compared to June 30, 2011, was primarily related to other comprehensive income. In applying the exception to the general principle of intra-period tax allocations under ASC 740-10, the Company considered income recognized in other comprehensive income. Accordingly, the allocation of the prior year tax provision included recognizing 0.4 million tax benefit arising from the loss from continuing operations and the offsetting tax expense was allocated to other comprehensive income.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying consolidated financial statements and footnotes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

•

Caution concerning forward-looking statements. This section discusses how forward-looking statements made by us in the MD&A and elsewhere in this quarterly report are based on management’s present expectations about future events and are inherently susceptible to uncertainty and changes in circumstances.

•	Overview. This section provides an introductory overview and context for the discussion and analysis that follows in the MD&A.

•

Critical accounting policies. This section discusses those accounting policies that are both considered important to our financial condition and operating results and require significant judgment and estimates on the part of management in their application.

•

Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2012 and 2011. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the data center, enterprise and telecommunications applications. Our customer focus is on the OEMs and telecommunications companies that build and connect to data centers. As of June 30, 2012, our business had two reporting units, Computing and Connectivity.

Since the start of fiscal 2011, we have invested a total of $319.2 million in the R&D of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly-integrated solutions, and other products to expand and complete our portfolio of communications solutions. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and often result in significantly less demand for our products than was expected when the development work commenced.

Acquisition of Veloce

On June 20, 2012 (the “Closing Date”), the Company completed its acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, entered into as of May 17, 2009 (the “Initial Agreement”), as amended by Amendment No. 1 to Agreement and Plan of Merger, entered into as of November 8, 2010 (the “First Amendment”), and Amendment No. 2 to Agreement and Plan of Merger, entered into as of April 5, 2012 (the “Second Amendment” and, collectively with the Initial Agreement and the First Amendment, the “Merger Agreement”). The First Amendment was amended, restated and replaced in its entirety by the Second Amendment.

The terms of the Merger Agreement include the payment of initial consideration of up to $60.4 million, payable in shares of Company common stock and/or cash (at the Company’s election) to holders of Veloce common stock options that were vested on the Closing Date, to Veloce stockholders and holders of Veloce stock equivalents. Following the closing, the Company paid part of the consideration by issuing approximately 2.4 million shares of its common stock and paying approximately $12.7 million in cash, with the balance of the $60.4 million to be paid, using a similar ratio of Company shares and cash, over the next two to three years upon the satisfaction of additional vesting requirements.

For accounting purposes, the consideration payable for the acquisition of Veloce is considered compensatory and will be recognized as research and development expense. Recognition of these costs will occur when certain development and performance milestones become probable of achievement and earned. As of March 31, 2012, one significant performance and development milestone set forth under the Merger Agreement was considered probable of achievement and the Company therefore recorded the initial consideration of $60.4 million, which was recognized as research and development expense. During the three months ended June 30, 2012, the Company recognized an additional $2.3 million of research and development expense in connection with progress achieved against certain product development milestones included in the Second Amendment. No other product development milestones included in the Merger Agreement were considered probable of achievement as of June 30, 2012.

The Second Amendment further provides for potential payments of additional merger consideration contingent upon the achievement of certain post-closing product development milestones relating to Company products on which Veloce has worked. The additional payments would be payable in partial amounts upon the achievement of each such milestone. The Company currently expects aggregate additional payments to range from a minimum of $2.3 million to a maximum of $75 million, based on the Company’s current expectations relating to the achievement of such product development milestones. Any such additional payments may be payable in shares of Company common stock and/or cash (at the Company’s election).

In connection with the Second Amendment, the Company and Veloce modified the warrant to purchase shares of the Company’s common stock, previously granted to Veloce in May 2009 and amended in November 2010, by accelerating the vesting schedule to be fully vested as of April 5, 2012.

In connection with the Acquisition, substantially all of the former Veloce employees are expected to continue working for the Company and will primarily focus on achieving the post-closing Company product development milestones upon which the additional payments to Veloce shareholders, Optionholders and Unitholders are contingent.

Summary Financials

The following tables present a summary of our results of operations for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$41,294	100.0%	$60,844	100.0%	$(19,550)	(32.1)%
Cost of revenues	18,355	44.4	26,331	43.3	(7,976)	(30.3)

Gross profit	22,939	55.6	34,513	56.7	(11,574)	(33.5)
Total operating expenses	47,891	116.0	42,936	70.6	4,955	11.5

Operating loss	(24,952)	(60.4)	(8,423)	(13.9)	16,529	196.2
Interest and other income (expense), net	1,762	4.3	1,356	2.3	406	29.9

Loss before income taxes	(23,190)	(56.1)	(7,067)	(11.6)	16,123	228.1
Income tax expense (benefit)	200	(0.5)	(190)	(0.3)	390	205.3

Net loss	$(23,390)	(56.6)%	$(6,877)	(11.3)%	$16,513	240.1%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.

On a sell-through basis, we had approximately 66 days of inventory in the distributor channel at June 30, 2012 as compared to 83 days at March 31, 2012. The decrease in inventory days during the first quarter of fiscal 2013 was due to smaller amounts being sold into the distributor channel as well as more inventory in the distribution channel being sold out during the current quarter as compared to the previous quarter.

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

The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to, the following:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, availability and pricing of competing products and technologies and the resulting effects on the sales, pricing and gross margins of our products;

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets;

•	combinations of companies in our customer base, resulting in the combined company choosing our competitor’s IC standardization rather than our supported product platforms;

•	the gain or loss of one or more key customers, or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our expectation of a market ramp for our products could be incorrect and such ramp could get pushed out or not happen at all;

•	our ability to meet customer demand due to capacity constraints at our suppliers; and

•	natural disasters that could affect our supply chain or our customer’s supply chain which would affect their requirements of our products.

For these and other reasons, our net revenue and results of operations for the three months ended June 30, 2012 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows (in thousands):

	Three Months Ended June 30,
	2012	2011
Wintec (global logistics provider)	18%	21%
Avnet (distributor)	28%	14%
Flextronics (sub-contract manufacturer)	*	19%

*	Less than 10% of total net revenues.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$16,145	39.1%	$26,065	42.8%
Taiwan	5,100	12.3	4,595	7.5
Hong Kong	5,729	13.9	4,174	6.9
China	532	1.3	1,360	2.2
Europe*	6,958	16.9	13,974	23.0
Japan	2,208	5.3	1,900	3.1
Malaysia	945	2.3	3,054	5.0
Singapore	2,403	5.8	3,794	6.2
Other Asia	906	2.2	1,881	3.2
Other	368	0.9	47	0.1

	$41,294	100.0%	$60,844	100.0%

*	Decrease in net revenues was primarily due to the overall softness in the macro-economic conditions in Europe.

All of our revenues are primarily denominated in U.S. dollars, other than revenues that account for less than 10% of our total revenues, which are denominated primarily in Danish Kroner.

Key non-GAAP measurements. We use certain non-GAAP metrics such as Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to measure our performance. We define Adjusted EBITDA as net (loss) income, less interest income, income taxes, depreciation and amortization, stock-based compensation, amortization of intangibles and other one-time and/or non-cash items.

The following table reconciles Adjusted EBITDA to the accompanying financial statements (in thousands):

	Three Months Ended June 30,
	2012	2011
Net loss	$(23,390)	$(6,877)
Adjustment to net loss:
Interest and other income, net	(673)	(1,344)
Stock-based compensation expense	7,689	4,178
Warrant expense	1,289	—
Amortization of purchased intangibles	1,329	2,614
Restructuring charges	—	913
Veloce accrued liability	2,325	—
Impairment of marketable securities*	(1,089)	(12)
Depreciation and amortization	2,805	2,231
Other and income tax adjustment	67	(190)

Adjusted EBITDA	$(9,648)	$1,513

*	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.

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

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the order will result in future revenues and the effect of changing lead times on bookings. Our book-to-bill ratio at June 30, 2012 and 2011 was 1.2 and 0.8, respectively.

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

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the three months ended June 30, 2012 and fiscal year ended March 31, 2012, we did not record any other-than-temporary impairment charges. As of June 30, 2012, we did not record an impairment charge in connection with securities in a loss position (fair value less than carrying value) with unrealized losses of $1.4 million as we believe that such unrealized losses are temporary. In addition, we also had $6.6 million in unrealized gains.

Veloce Consideration

We periodically evaluate the progress of the development work that is performed by our wholly owned subsidiary, Veloce, in connection with our contractual arrangement with Veloce. Based on such an evaluation as well as considering various other qualitative factors, we assess the estimated timing and probability of attaining certain performance milestones. Upon assessing a milestone as probable of achievement, the expense that is recognized considers the stage of product development and estimating the performance metrics that will be achieved. The consideration that we will pay for each performance milestone is based upon the timing and the performance metrics that will ultimately be achieved. Significant judgment is required to assess estimated timing and the probability of achieving the performance milestones and determining the amount of expense to be recognized.

During the three months ended June 30, 2012, the Company recognized an additional $2.3 million of research and development expense in connection with progress achieved against certain product development milestones included in the Second Amendment. No other product development milestones included in the Merger Agreement were considered probable of achievement as of June 30, 2012.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by SAB Topic 5-BB. To illustrate the sensitivity of inventory valuations to future estimates, as of June 30, 2012, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $1.5 million and increasing our future demand forecast to 18 months would not have any significant effect on our current inventory valuation.

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

Mask Costs

We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three months ended June 30, 2012 and 2011, total mask costs capitalized was $1.9 million and zero, respectively.

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

RESULTS OF OPERATIONS

Comparison of the Three Months Ended June 30, 2012 to the Three Months Ended June 30, 2011

Net Revenues. Net revenues for the three months ended June 30, 2012 was $41.3 million, representing a decrease of 32.1% from net revenues of $60.8 million for the three months ended June 30, 2011. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended June 30,				(Decrease)	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Computing	$22,438	54.3%	$31,594	51.9%	$(9,156)	(29.0)%
Connectivity	18,856	45.7	29,250	48.1	(10,394)	(35.5)

	$41,294	100.0%	$60,844	100.0%	$(19,550)	(32.1)%

During the three months ended June 30, 2012, our Computing revenues declined by 29.0% while our Connectivity revenues declined by 35.5% compared to the same period last year. The overall revenue decline was spread across both the Computing and Connectivity product families and was as a result of lower demand for our products due to overall softness in the macro conditions. In addition, the revenues for our Connectivity products were lower due to the delay in the overall OTN infrastructure build-out and the impact of the end of licensing revenues related to the sale of IP to Qualcomm.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,				(Decrease)	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Net revenues	$41,294	100.0%	$60,844	100.0%	$(19,550)	(32.1)%
Cost of revenues	18,355	44.4	26,331	43.3	(7,976)	(30.3)

	$22,939	55.6%	$34,513	56.7%	$(11,574)	(33.5)%

The gross profit percentage for the three months ended June 30, 2012 decreased to 55.6%, compared to 56.7% for the three months ended June 30, 2011. The decrease in our gross profit percentage, excluding the impact of amortization of purchased intangibles, was 57.2% and 59.2% for the three months ended June 30, 2012 and 2011, respectively. The decrease in our gross profit percentage was primarily due to lower licensing revenues, unfavorable product mix, lower overall revenues that have an impact on the absorption of fixed costs, and declining average selling prices.

The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2012 was $0.7 million, compared to $1.5 million for the three months ended June 30, 2011. The decrease was primarily due to certain purchased intangible assets being fully amortized during the fiscal year ended March 31, 2012 resulting in a lower amortization charge in the three months ended June 30, 2012. Future acquisitions of businesses may result in substantial additional charges, which may impact the gross profit percentage in future periods.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,				Increase/ (Decrease)	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Research and development	$34,771	84.2%	$28,368	46.6%	$6,403	22.6%
Selling, general and administrative	$12,470	30.2%	$12,556	20.6%	$(86)	(0.7)%

Research and Development. Increases in research and development (“R&D”) expenses are primarily driven by the effect of a ramp-up in the costs relating to Veloce, our wholly-owned subsidiary, our internal costs related to the ARM 64-bit silicon server development effort, and costs incurred on our developmental effort relating to other new products. Total consolidated R&D expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses.

We recorded an initial consideration of $60.4 million as of March 31, 2012 (fiscal 2012) relating to the Veloce merger as the consummation of this merger was considered probable as of this date. On June 20, 2012, we completed the merger of Veloce and as of June 30, 2012, we recognized an additional $2.3 million of R&D expense in connection with progress achieved against certain product development milestones included in the second amendment. For accounting purposes, the Veloce consideration is considered a compensatory R&D expenditure (as the merger consideration is primarily to acquire the R&D employees of Veloce) which will be paid out in cash or equity, or a combination thereof, at the discretion of the Company. Additional purchase consideration will be recorded and amortized in future periods, if and when the additional development milestones are achieved. Refer to note 5 for further details relating to Veloce.

The increase in R&D expenses of 22.6% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to $3.6 million (which includes approximately $1.3 million of expense related to the acceleration of Veloce warrants) for Veloce merger consideration costs, $1.8 million in stock-based compensation charges, $0.7 million in new product development cost and R&D costs, $0.6 million in consumable equipment and software cost, $0.3 million in personnel cost, $0.2 million each in packaging cost and printed circuit board cost and $0.5 million in corporate allocation expense offset by a decrease of $1.1 million in third party foundry cost and $0.7 million in technology access fees. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses (including stock-based compensation), professional and legal fees, corporate branding and facilities expenses. The decrease in SG&A expenses of 0.7% for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, was primarily due to a $0.5 million in personnel costs, $0.3 million in professional service fees and $1.1 million in aggregate relating to sales commissions, travel and entertainment, corporate allocation expense, reversal of certain acquisition related contingencies, marketing costs and bad debt expense offset by an increase of $1.5 million in stock based compensation expense and $0.3 million in contractor costs. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2012 and 2011, which was included in the tables above (dollars in thousands):

	Three Months Ended June 30,				Increase	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Costs of revenues	$261	0.6%	$111	0.2%	$150	135.1%
Research and development	4,205	10.2	2,388	3.9	1,817	76.1
Selling, general and administrative	3,223	7.8	1,679	2.8	1,544	92.0

	$7,689	18.6%	$4,178	6.9%	$3,511	84.0%

The increase in stock-based compensation of 84.0% during the three months ended June 30, 2012 compared to the three months ended June 30, 2011 was primarily due to the expense associated with the granting of new performance retention grants and other performance based awards. The above stock based compensation expense of approximately $7.7 million for the three months ended June 30, 2012 million does not include approximately $1.3 million of expense related to the acceleration of Veloce warrants. See footnote 6 for further details relating to the Veloce warrants.

Interest and Other Income (Expense), net. The following table presents interest and other income (expense), net for the three months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended June 30,				Increase	% Change
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue
Interest income (expense), net	$1,679	4.1%	$1,281	2.1%	$398	31.1%
Other income (expense), net	$83	0.2%	$75	0.1%	$8	10.7%

Interest Income (Expense), net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The increase in interest income, net for the three months ended June 30, 2012, compared to the three months ended June 30, 2011 was primarily due to gains realized upon the disposition of some of our short-term investments.

Income Taxes. The federal statutory income tax rate was 35% for the fiscal three months ended June 30, 2012 and 2011. The increase in the income tax expense recorded for the three months ended June 30, 2012 compared to June 30, 2011, was primarily related to other comprehensive income. The allocation of the prior year tax provision included recognizing $0.4 million tax benefit arising from the loss from continuing operations and the offsetting tax expense was allocated to other comprehensive income.

FINANCIAL CONDITION AND LIQUIDITY

Overview

As of June 30, 2012, our principal source of liquidity consisted of $96.1 million in cash, cash equivalents and short-term investments which is approximately $1.49 per share of outstanding common stock as compared to $1.84 per share at March 31, 2012. Working capital as of June 30, 2012 was $114.1 million. Total cash, cash equivalents, and short-term investments decreased by $17.7 million during the three months ended June 30, 2012, primarily due to cash used for operations of $20.5 million, purchase of property and equipment of $5.6 million, the repurchases of our common stock for $0.7 million, a strategic investment of $0.5 million and the funding of restricted stock units withheld for taxes of $0.2 million offset by proceeds from stock issuance of $3.3 million and proceeds from sale of a strategic equity investment of $7.1 million. At June 30, 2012, we had contractual obligations not included on our balance sheet totaling $81.6 million, primarily related to facility leases, IP licenses, engineering design software tool licenses, non-cancelable inventory purchase commitments and liability for uncertain tax positions.

For the three months ended June 30, 2012, we used $20.5 million of cash in our operations compared to $4.2 million used for our operations for the three months ended June 30, 2011. Our net loss of $23.4 million for the three months ended June 30, 2012 included $14.9 million of non-cash charges consisting of $2.4 million of depreciation, $1.3 million of amortization of purchased intangibles, $9.0 million of stock-based compensation and $2.3 million of additional Veloce compensation cost offset by $0.1 million in acquisition related adjustment (relating to our Tpack acquisition in fiscal 2011). Our net loss of $6.9 million for the three months ended June 30, 2011 included $8.2 million of non-cash charges consisting of $1.8 million of depreciation, $2.6 million of amortization of purchased intangibles and $4.2 million of stock-based compensation, offset by $0.4 million in tax expense primarily attributable to unrealized gains included in other comprehensive income. The remaining change in operating cash flows for the three months ended June 30, 2012 primarily reflected decreases in accounts receivable, inventories, other assets, accounts payable, Veloce accrued liability, deferred revenue and other accrued liabilities and increases in accrued payroll and related expenses. Our overall quarterly days sales outstanding was 36 days and 42 days for the three months ended June 30, 2012 and March 31, 2012, respectively. Decrease in the revenues generated during the last month of the quarter ended June 30, 2012 as compared to the same period for the quarter ended March 31, 2012 was the primary reason for the decrease in our day’s sales outstanding.

We provided $10.9 million in cash from our investing activities during the three months ended June 30, 2012, compared to using $24.0 million during the three months ended June 30, 2011. During the three months ended June 30, 2012, we used $5.6 million for the purchase of property and equipment and $0.5 million for purchase of strategic investment offset by proceeds of $9.9 million from short-term investment activities and $7.1 million from sales of strategic equity investment. During the three months ended June 30, 2011, we used $16.0 million for short-term investment activities, $4.5 million for the purchase of property and equipment, $2.5 million for purchase of strategic investment and $1.0 million in funding of a note receivable.

We provided $2.2 million in cash for our financing activities during the three months ended June 30, 2012, compared to using $14.8 million during the three months ended June 30, 2011. The major financing use of cash for the three months ended June 30, 2012 was the $0.7 million for the repurchase of common stock and restricted stock units withheld for taxes of $0.2 million, offset by proceeds from the issuance of common stock of $3.3 million. The major financing use of cash for the three months ended June 30, 2011 was the funding of our structured stock repurchase agreements for $10.0 million, $3.1 million for the repurchase of common stock and restricted stock units withheld for taxes of $2.2 million, offset by proceeds from the issuance of common stock of $0.6 million.

Veloce Merger

On June 20, 2012 (the “Closing Date”), the Company completed its acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, entered into as of May 17, 2009 (the “Initial Agreement”), as amended by Amendment No. 1 to Agreement and Plan of Merger, entered into as of November 8, 2010 (the “First Amendment”), and Amendment No. 2 to Agreement and Plan of Merger, entered into as of April 5, 2012 (the “Second Amendment” and, collectively with the Initial Agreement and the First Amendment, the “Merger Agreement”). The First Amendment was amended, restated and replaced in its entirety by the Second Amendment.

The terms of the Merger Agreement include the payment of initial consideration of up to $60.4 million, payable in shares of Company common stock and/or cash (at the Company’s election) to holders of Veloce common stock options that were vested on the Closing Date, to Veloce stockholders and holders of Veloce stock equivalents. Following the closing, the Company paid part of the consideration by issuing approximately 2.4 million shares of its common stock and paying approximately $12.7 million in cash, with the balance of the $60.4 million to be paid, using a similar ratio of Company shares and cash, over the next two to three years upon the satisfaction of additional vesting requirements.

The Second Amendment further provides for potential payments of additional merger consideration contingent upon the achievement of certain post-closing product development milestones relating to Company products on which Veloce has worked. The additional payments would be payable in partial amounts upon the achievement of each such milestone. The Company currently expects aggregate additional payments to range from a minimum of $2.3 million to a maximum of $75 million, based on the Company’s current expectations relating to the achievement of such product development milestones. Any such additional payments may be payable in shares of Company common stock and/or cash (at the Company’s election).

Although we currently believe we have adequate liquidity to operate normally, our cash balances could decrement significantly if we decide to pay for the remainder of the Veloce acquisition consideration using a greater proportion of cash or if our normal operations require us to expend more cash. If our stock price declines further, it could result in a much higher dilution to our stockholders. As a result of any of the above, we may be faced with liquidity issues and may be forced to raise capital from other sources, which may or may not be possible to do so on reasonable terms.

Stock Repurchase Program

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the three months ended June 30, 2012, 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. During the three months ended June 30, 2011, 0.3 million shares were repurchased on the open market at a weighted average price of $9.98 per share. All repurchased shares were retired upon delivery to us. As of June 30, 2012, we had $15.8 million available in our stock repurchase program.

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

We did not enter into any structured stock repurchase agreements during the three months ended June 30, 2012. During the three months ended June 30, 2011, we entered into structured stock repurchase agreements totaling $10.0 million. No structured stock repurchase agreements settled during the three months ended June 30, 2011. As of this date, we had one outstanding structured stock repurchase agreement, which subsequently settled in July 2011 for 1.0 million in shares of our common stock at an effective purchase price of $9.74 per share.

Other

Our aggregate fixed commitments payable over the next five years for licensing fees relating to our R&D efforts, including our licensed IP, technology, product design, test and verification tools, are approximately $17.3 million. These amounts are also included in the table below.

The following table summarizes our contractual operating leases and other purchase commitments as of June 30, 2012 (in thousands):

	Operating Leases	Other Purchase Commitments		Total
Fiscal Years Ending March 31, 2013	$1,798	$63,918	*	$65,716
2014	1,988	8,431		10,419
2015	896	4,132		5,028
2016	146	244		390

Total minimum payments	$4,828	$76,725		$81,553

*	Includes liability for uncertain tax positions of $43.3 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at June 30, 2012.

We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months, although we could elect or could be required to raise additional capital during such period. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all. Although we currently believe we have adequate liquidity to operate normally, our cash balances could decrement significantly if we decide to pay for the remainder of the Veloce acquisition consideration using a greater proportion of cash or if our normal operations require us to expend more cash. If our stock price declines further, it could result in a much higher dilution to our stockholders. As a result of any of the above, we may be faced with liquidity issues and may be forced to raise capital from other sources, which may or may not be possible to do so on reasonable terms.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2012, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $75.4 million and a cost basis of $70.2 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.

The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2012 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of June 30, 2012	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$78,371	$77,977	$76,488	$75,424	$74,362	$73,222	$72,113

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the fiscal year ended June 30, 2012. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.

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

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 filed with the SEC on May 16, 2012.

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

We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products in our Connectivity and Computing business units. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-GeneTM and other server processor products, we are a licensee of the ARM v8 64-bit architecture, and will depend upon the continuing timely completion and delivery by ARM of various updates and other deliverables under the license agreement. Any failure or material delay by ARM in completing its deliverables to us under the license could adversely affect our product development efforts and other planned server processor products that utilize the ARM 64-bit architecture.

*Our agreements with and significant investment in Veloce may not result in the successful development of new technologies or products.

As part of our product development efforts, in November 2010 we amended our development agreement with Veloce pursuant to which Veloce agreed to perform certain ARM v8 compliant processor development work for us on an exclusive basis. As compensation for such development work, Veloce is receiving cash and other consideration, including a warrant to purchase shares of our common stock, which will vest quarterly through December 2012. As a result of the merger agreement with Veloce, the warrant was fully accelerated as of April 2012. We also provided Veloce a $1.5 million loan which is being forgiven in equal installments over eight quarters starting on March 31, 2011. All amounts due from Veloce under the loan were fully forgiven as of April 2012. Pursuant to the development agreement, as amended, we are paying Veloce $2.3 million per quarter for up to twelve consecutive quarters in order to assist Veloce in meeting its expenses to perform its obligations under the agreement. In July 2011, we agreed to pay Veloce an additional $2.0 million over the next four quarters to cover certain increased expenses under the agreement. These additional payments started in July 2011 and will end in the quarter ending June 30, 2012. These amounts have increased in the past and may change again in the future. We also paid, and will likely do so again, certain product development and manufacturing expenses incurred by Veloce.

Under a merger agreement we entered into with Veloce in May 2009, as amended in November 2010 and April 2012, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger agreement are achieved. In June 2012, we completed the acquisition of Veloce upon the satisfaction of a specified FPGA product development milestone and other closing conditions. Pursuant to the merger agreement, as currently amended, the purchase price is estimated to be in the range of $60.4 million up to approximately $135 million, depending upon the achievement and timing of multiple product development milestones and technical performance results. At this time the eventual outcome is not determinable and as such we are unable to provide a narrower range for the estimated total merger consideration. We will update the range in the future when additional relevant information is available.

Even after the successful completion of the acquisition of Veloce as described above, we may fail to appropriately integrate the operations of Veloce into the Company. Although we have spent considerable time and resources in the developmental effort, eventually Veloce may be unsuccessful in developing the products that are described in the development and merger agreements, in which case our investment in Veloce would not bear any significant value to our business and financial results and condition.

*Our liquidity may deteriorate on our future uses of cash

Although we currently believe we have adequate liquidity to operate normally, our cash balances could decrement significantly if we decide to pay for the remainder of the Veloce acquisition consideration using a greater proportion of cash or if our normal operations require us to expend more cash. If our stock price declines further, it could result in a much higher dilution to our stockholders. As a result of any of the above, we may be faced with liquidity issues and may be forced to raise capital from other sources, which may or may not be possible to do so on reasonable terms.

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

We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	ability to attract and retain key personnel and to maintain knowledge base;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity at the foundry during periods of excess demand, resulting in significant increases in lead-time requirements and production delays;

•	increased risk of excess and obsolete inventory charges due to the higher level of inventories in response to the increased lead-times;

•	limited warranties on products supplied to us;

•	potential increases in prices;

•	potential instability and business disruption in countries where third-party manufacturers are located;

•	potential misappropriation of our intellectual property; and

•	potential foundry shortages when we commence manufacturing future products especially those with 28nm technologies which could delay the supply of products to our customers.

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

Our product sales are concentrated among a few large customers. Adverse economic and market conditions affecting these customers could adversely affect our financial operations and results.

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

*Our business is dependent on the pace of recovery of the communications industry.

We are currently seeing certain signs that would indicate to us that we can expect the slowdown in our Connectivity business to reverse in the near future. It is possible that our estimations are incorrect and that it will take longer for the reversal of the slowdown to occur, or that our estimated market share in the Connectivity space is in fact much lower than we anticipate. Also, our product sales are concentrated among a few large customers. Adverse economic and market conditions affecting these customers could adversely affect our financial operations and results.

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

Sales to distributors accounted for approximately 65% of our revenues during the three months ended June 30, 2012 and 50% during the three months ended June 30, 2011. Our largest distributor accounted for approximately 28% of our revenues for the three months ended June 30, 2012 and 14% during the three months ended June 30, 2011. We do not have long-term agreements with our distributors and either party can terminate the relationship with little advance notice.

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

The technology equipment industry is cyclical and has in the past experienced significant and extended downturns. The recent downturn was significant and we cannot predict if the current improvement is sustainable in the near future. A substantial portion of our business and revenue depends on the continued growth of the technology sector and the Internet. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. The past downturn has caused a reduction in capital spending on information technology. While we are beginning to see indications of improvement, there are no guarantees that this growth will sustain, resulting in potential volatility. If there is another downturn, our business, operating results and financial condition may be materially and adversely affected. We are developing products for the cloud server market which is currently dominated by a few large customers. If we are unable to partner with and sell our products to these customers, our future revenues from these products may be adversely impacted.

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

*An important part of our strategy is to focus on Data Center markets. If we change strategy or are unable to further expand our share of these markets or react timely or properly to emerging trends, our revenues may not grow and could decline.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, unanticipated third-party litigation, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels, if at all. Additionally, market values had deteriorated, which had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At June 30, 2012, we had $28.5 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.

In September 2010, we completed the acquisition of TPack for $32 million in cash, exclusive of $0.5 million cash acquired. In conjunction with the acquisition, we recorded $23.7 million in amortizable intangible assets and $13.2 million in goodwill.

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

In April 2012, the Company amended its Original Merger Agreement with Veloce and in June 2012, acquired Veloce for an initial consideration of $60.4 million with potential additional consideration that could range from $2.3 to $75 million, as adjusted based upon actual technical performance results.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal year ended March 31, 2010, we recorded $4.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At June 30, 2012, the unrealized losses on these securities that were not written down as an other-than-temporary impairment charge were approximately $1.4 million, of which substantially the entire amount has been at an unrealized loss for greater than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

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

In the transport communications IC markets, we compete primarily against companies such as Broadcom, Cortina, PMC-Sierra and Vitesse. In the embedded processor communications IC market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. Most of these companies may have substantially greater financial, marketing and distribution resources than we have. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Any failure by us to compete successfully in these target markets would have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Amount that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 — May 30, 2012	—	—	—	$16,525
May 1 — May 31, 2012	126	$5.18	126	15,872
June 1 — June 30, 2012	—	—	—	15,872

Total shares repurchased	126	$5.18	126

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

2.4(1)^	Amendment No. 2, dated April 5, 2012, to Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the stockholders’ representative named therein, dated November 8, 2010.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(5)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^	The Company has requested confidential treatment for certain portions of the agreement and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to Exhibit 2.5 filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2012.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(4)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 30, 2012

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer (Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

2.4(1)^	Amendment No. 2, dated April 5, 2012, to Agreement and Plan of Merger between the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the stockholders’ representative named therein, dated November 8, 2010.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(5)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

^	The Company has requested confidential treatment for certain portions of the agreement and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
(1)	Incorporated by reference to Exhibit 2.5 filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2012.
(2)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(4)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(5)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.