Form 10-Q
period 2012-09-30
APPLIED MICRO CIRCUITS CORP
filed 2012-11-01
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, 65,317,077 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except par value)

	September 30, 2012	March 31, 2012
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$11,992	$28,065
Short-term investments-available-for-sale	77,695	85,781
Accounts receivable, net	14,275	22,666
Inventories	18,437	23,244
Other current assets	26,450	31,105

Total current assets	148,849	190,861
Property and equipment, net	37,858	38,100
Goodwill	13,183	13,183
Purchased intangibles	14,024	16,634
Other assets	11,019	10,274

Total assets	$224,933	$269,052

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,095	$21,383
Accrued payroll and related expenses	7,106	6,844
Veloce accrued liability	17,450	32,870
Other accrued liabilities	8,206	9,052
Deferred revenue	1,219	2,137

Total current liabilities	48,076	72,286
Veloce accrued liability	17,894	27,530
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at September 30, 2012 and March 31, 2012
Issued and outstanding shares — 65,317 at September 30, 2012 and 61,879 at March 31, 2012	648	619
Additional paid-in capital	5,915,248	5,881,336
Accumulated other comprehensive loss	(1,032)	(1,765)
Accumulated deficit	(5,755,901)	(5,710,954)

Total stockholders’ equity	158,963	169,236

Total liabilities and stockholders’ equity	$224,933	$269,052

Note: Amounts have been derived from the March 31, 2012 audited consolidated financial statements.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net revenues	$46,324	$64,929	$87,618	$125,773
Cost of revenues	20,561	27,704	38,916	54,035

Gross profit	25,763	37,225	48,702	71,738
Operating expenses:
Research and development	34,383	29,609	69,154	57,977
Selling, general and administrative	13,531	8,941	26,001	21,497
Amortization of purchased intangible assets	601	803	1,251	1,902
Restructuring (recoveries) charges, net	—	(40)	—	873

Total operating expenses	48,515	39,313	96,406	82,249

Operating loss	(22,752)	(2,088)	(47,704)	(10,511)
Interest income (expense), net	745	1,469	2,424	2,750
Other income (expense), net	90	48	173	123

Loss before income taxes	(21,917)	(571)	(45,107)	(7,638)
Income tax (benefit) expense	(360)	581	(160)	391

Net loss	$(21,557)	$(1,152)	$(44,947)	$(8,029)

Basic and diluted net loss per share	$(0.33)	$(0.02)	$(0.71)	$(0.13)

Shares used in calculating basic and diluted net loss per share	64,947	62,526	63,678	63,202

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands)

(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(21,557)	$(1,152)	$(44,947)	$(8,029)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on investments	1,358	(2,176)	855	(1,724)
Loss on foreign currency translation	(6)	(108)	(122)	(199)

Other comprehensive gain (loss), net of tax	1,352	(2,284)	733	(1,923)

Total comprehensive loss	$(20,205)	$(3,436)	$(44,214)	$(9,952)

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended September 30,
	2012	2011
Operating activities:
Net loss	$(44,947)	$(8,029)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	4,905	3,840
Amortization of purchased intangibles	2,609	4,096
Stock-based compensation expense:
Stock options	2,172	2,579
Restricted stock units	13,151	4,723
Warrants	1,289	—
Veloce accrued liability	4,650	—
Acquisition related adjustment	(133)	(2,267)
Net loss on disposals of property	3	10
Tax effect on other comprehensive income	(565)	—
Changes in operating assets and liabilities:
Accounts receivable	8,391	(8,086)
Inventories	4,807	7,834
Other assets	(2,735)	(7,159)
Accounts payable	(4,293)	(5,908)
Accrued payroll and other accrued liabilities	(1,819)	55
Veloce accrued liability	(14,814)	—
Deferred revenue	(918)	(560)

Net cash used for operating activities	(28,247)	(8,872)

Investing activities:
Proceeds from sales and maturities of short-term investments	24,868	87,746
Purchases of short-term investments	(15,361)	(67,735)
Purchase of property, equipment and other assets	(7,606)	(9,757)
Proceeds from sale of strategic equity investment	7,146	—
Purchases of strategic equity investment	(500)	(2,500)
Funding of note receivable	—	(1,000)

Net cash provided by investing activities	8,547	6,754

Financing activities:
Proceeds from issuance of common stock	5,359	2,952
Funding of restricted stock units withheld for taxes	(313)	(2,441)
Repurchase of common stock	(654)	(20,852)
Funding of structured stock repurchase agreements	—	(10,000)
Payment of contingent consideration	(485)	—
Other	(280)	(160)

Net cash provided by (used for) financing activities	3,627	(30,501)

Net decrease in cash and cash equivalents	(16,073)	(32,619)
Cash and cash equivalents at beginning of year	28,065	84,402

Cash and cash equivalents at end of year	$11,992	$51,783

Supplementary cash flow disclosures:
Income taxes	$197	$22
Shares issued for Veloce merger consideration	$14,842	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The condensed consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AMCC”, “APM”, “AppliedMicro” or the “Company”), and its wholly-owned subsidiaries including Veloce Technologies Inc. (“Veloce”), which was consolidated in prior accounting periods as a variable interest entity (“VIE”) since the Company was determined to be its primary beneficiary. On June 20, 2012, the Company completed the acquisition of Veloce which became a wholly owned subsidiary of the Company as of this date. See note 4 of Notes to Condensed Consolidated Financial Statements for further details of the acquisition. All significant intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its capitalized mask sets including its useful lives, which affects cost of goods sold and property and equipment or R&D expenses, if not capitalized; inventory valuation, warranty liabilities, and revenue reserves, which affects cost of sales, gross margin, and revenues; allowance for doubtful accounts, which affects operating expenses; the unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income (expense), net; the valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles and impairments of goodwill; the valuation of the Veloce consideration which affects operating expenses; the potential costs of litigation, which affects operating expenses; the valuation of deferred income taxes, which affects income tax expense (benefit); and stock-based compensation, which affects gross margin and operating expenses. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable:

	September 30, 2012	March 31, 2012
	(In thousands)
Accounts receivable	$15,211	$23,765
Less: allowance for bad debts	(936)	(1,099)

	$14,275	$22,666

Inventories:

	September 30, 2012	March 31, 2012
	(In thousands)
Finished goods	$14,436	$17,883
Work in process	3,338	3,818
Raw materials	663	1,543

	$18,437	$23,244

Other current assets:

	September 30, 2012	March 31, 2012
	(In thousands)
Prepaid expenses	$21,388	$20,353
Executive deferred compensation assets	1,362	1,344
Deposits	897	899
Proceeds receivable on sale of strategic investment	—	7,100
Other	2,803	1,409

	$26,450	$31,105

Property and equipment:

	Useful Life	September 30, 2012	March 31, 2012
	(In years)	(In thousands)
Machinery and equipment	5-7	$36,732	$36,600
Leasehold improvements	1-15	17,405	14,228
Computers, office furniture and equipment	3-7	43,031	43,929
Buildings	31.5	2,756	2,756
Land	—	9,800	9,800

		109,724	107,313

Less: accumulated depreciation and amortization		(71,866)	(69,213)

		$37,858	$38,100

Goodwill and purchased intangibles:

Goodwill is as follows:

(In thousands)
Goodwill related to TPack acquisition, as of September 30, 2012 and March 31 2012	$13,183

Purchase-related intangibles were as follows:

	September 30, 2012				March 31, 2012
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$441,300	$(430,413)	$10,887	4.0	$441,300	$(429,054)	$12,246	4.6
Customer relationships	12,830	(9,982)	2,848	2.8	12,830	(8,881)	3,949	2.9
Patents/core technology rights/tradename	63,206	(62,917)	289	1.0	63,206	(62,767)	439	1.5

	$517,336	$(503,312)	$14,024		$517,336	$(500,702)	$16,634

As of September 30, 2012, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal Years Ending March 31,
2013 (remaining)	$1,358	$675	$2,033
2014	2,717	1,189	3,906
2015	2,717	904	3,621
2016	2,717	369	3,086
2017 and thereafter	1,378	—	1,378

Total	$10,887	$3,137	$14,024

Other assets:

	September 30, 2012	March 31, 2012
	(In thousands)
Non-current portion of prepaid expenses	$5,769	$4,193
Strategic investments	5,250	4,750
Other	—	1,331

	$11,019	$10,274

Other accrued liabilities:

	September 30, 2012	March 31, 2012
	(In thousands)
Customer deposits*	$75	$415
Employee related liabilities	2,333	2,051
Executive deferred compensation	1,362	1,344
Income taxes	1,428	1,401
Professional fees	1,278	961
Contingent consideration	—	618
Other	1,730	2,262

	$8,206	$9,052

*	Includes credit balances in Accounts Receivable that have been reclassified as Other Accrued Liabilities

Strategic Investments

The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s condensed consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the six months ended September 30, 2012 and 2011, the Company invested $0.5 million and $2.5 million, respectively, in non-marketable equity investments and these amounts were carried at cost.

Short-term investments:

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments (in thousands):

	September 30, 2012				March 31, 2012
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$9,902	$—	$—	$9,902	$15,057	$—	$—	$15,057
Cash equivalents	2,090	—	—	2,090	13,008	—	—	13,008
U.S. Treasury securities and agency bonds	17,533	23	1	17,555	16,771	11	19	16,763
Corporate bonds	20,485	95	6	20,574	23,361	56	10	23,407
Mortgage-backed and asset-backed securities*	3,942	398	26	4,314	7,308	364	61	7,611
Closed-end bond funds	23,705	5,760	1,097	28,368	26,401	5,161	1,649	29,913
Preferred stock	4,878	2,006	—	6,884	6,209	1,878	—	8,087

	$82,535	$8,282	$1,130	$89,687	$108,115	$7,470	$1,739	$113,846

Reported as:
Cash and cash equivalents				$11,992				$28,065
Short-term investments available-for-sale				77,695				85,781

				$89,687				$113,846

*	At September 30, 2012 and March 31, 2012, approximately $2.0 million and $4.6 million of the estimated fair value presented were mortgage-backed securities, respectively.

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	September 30, 2012				March 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$9,902	$—	$—	$9,902	$15,057	$—	$—	$15,057
Cash equivalents	2,090	—	—	2,090	10,510	2,498	—	13,008
U.S. Treasury securities and agency bonds	17,555	—	—	17,555	16,763	—	—	16,763
Corporate bonds	—	20,574	—	20,574	—	23,407	—	23,407
Mortgage-backed and asset-backed securities	—	4,314	—	4,314	—	7,611	—	7,611
Closed-end bond funds	28,368	—	—	28,368	29,913	—	—	29,913
Preferred stock	—	6,884	—	6,884	—	8,087	—	8,087

	$57,915	$31,772	$—	$89,687	$72,243	$41,603	$—	$113,846

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the three and six months ended September 30, 2012.

The Company periodically reviews its strategic investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. No other-than-temporary declines were recorded during the three months ended September 30, 2012. During the three and six months ended September 30, 2012, the Company invested zero and $0.5 million in a non-marketable equity investment and this amount was carried at cost.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	September 30, 2012		March 31, 2012
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$16,038	$16,190	$16,683	$16,722
Mature in 1 – 2 years	24,201	24,284	26,869	27,026
Mature in 3 – 5 years	484	522	2,421	2,496
Mature after 5 years	1,237	1,447	1,467	1,537

	$41,960	$42,443	$47,440	$47,781

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of September 30, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$2,456	$—	$—	$—	$2,456	$—
Corporate bonds	898	4	248	2	1,146	6
Mortgage-backed and asset-backed securities	723	8	232	18	955	26
Closed-end bond funds	—	—	7,180	1,098	7,180	1,098

	$4,077	$12	$7,660	$1,118	$11,737	$1,130

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$8,938	$19	$—	$—	$8,938	$19
Corporate bonds	5,463	10	—	—	5,463	10
Mortgage-backed and asset-backed securities	894	20	353	42	1,247	62
Closed-end bond funds	—	—	6,628	1,648	6,628	1,648

	$15,295	$49	$6,981	$1,690	$22,276	$1,739

Other-Than-Temporary Impairment

Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges, for the three and six months ended September 30, 2012 and 2011. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until its estimated recovery of amortized cost. As of September 30, 2012 and March 31, 2012, the Company also had $8.3 million and $7.5 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Beginning balance	$447	$197	$454	$176
Charged to costs of revenues	85	99	215	305
Charges incurred	(162)	(52)	(299)	(237)

Ending balance	$370	$244	$370	$244

Interest income, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Interest income	$568	$1,127	$1,230	$2,089
Net realized gain on short-term investments	177	342	1,194	661

	$745	$1,469	$2,424	$2,750

Other income, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net loss on disposals of property	$(3)	$—	$(10)	$(10)
Other, net	93	48	183	133

	$90	$48	$173	$123

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(21,557)	$(1,152)	$(44,947)	$(8,029)

Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	64,947	62,526	63,678	63,202
Net effect of dilutive common share equivalents	—	—	—	—

Weighted average common shares outstanding, diluted	64,947	62,526	63,678	63,202

Basic and diluted net loss per share	$(0.33)	$(0.02)	$(0.71)	$(0.13)

The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 10.2 million and 10.3 million equivalent shares for the three and six months ended September 30, 2012, respectively, and 9.9 million and 7.8 million shares for the three and six months ended September 2011, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the periods presented.

The effect of dilutive securities (comprised of options and restricted stock units) totaling 0.5 million and 0.4 million equivalent shares for the three and six months ended September 30, 2012, respectively, and 0.1 million and 0.6 million shares for the three and six months ended September 2011, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the periods presented.

Total equivalent shares excluded from the net loss per share computation are 10.7 million each for the three and six months ended September 30, 2012, respectively, and 10.0 million and 8.4 million shares for three and six months ended September 30, 2011, respectively.

3. RESTRUCTURING CHARGES

The Company recognizes restructuring costs associated with exit or disposal activities. Cost relating to facilities closure or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the cost are deemed both probable and estimable. The Company did not implement any restructuring programs during the three and six months ended September 30, 2012. The restructuring activity for the three and six months ended September 30, 2011 is described below.

April 2011 Restructuring Program

The April 2011 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved more of its functions offshore, which would allow it to be closer and more connected to its customer’s third party subcontract manufacturers. The April 2011 restructuring plan included eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, the Company recorded a charge of $0.9 million for employee severances.

4. VELOCE

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

The terms of the Merger Agreement include the payment of initial consideration of up to $60.4 million, payable in shares of Company common stock and/or cash (at the Company’s election) to holders of Veloce common stock options that were vested on the Closing Date, to Veloce stockholders and holders of Veloce stock equivalents. Following the closing, the Company paid part of the consideration by issuing approximately 2.4 million shares of its common stock and paying approximately $12.7 million in cash, with the balance of the $60.4 million to be paid, using a similar ratio of Company shares and cash, over the next two to three years upon the satisfaction of additional vesting requirements. During the three and six months ended September 30, 2012, as part of the above arrangement, the company issued 0.2 million shares and 2.6 million shares respectively, and paid approximately $2.1 million and $14.8 million in cash, respectively.

For accounting purposes, the consideration payable for the acquisition of Veloce is considered compensatory and will be recognized as research and development expense. Recognition of these costs will occur when certain development and performance milestones become probable of achievement and earned. As of March 31, 2012, one significant performance and development milestone set forth under the Merger Agreement was considered probable of achievement and the Company therefore recorded the initial consideration of $60.4 million, which was recognized as research and development expense. During the three and six months ended September 30, 2012, the Company recognized an additional $2.3 million and $4.7 million, respectively, of research and development expense in connection with progress achieved against certain product development milestones included in the Second Amendment. No other product development milestones included in the Merger Agreement were considered probable of achievement as of September 30, 2012.

The Second Amendment further provides for potential payments of additional merger consideration contingent upon the achievement of certain post-closing product development milestones relating to Company products on which Veloce has worked. The additional payments would be payable in partial amounts upon the achievement of each such milestone. The Company currently expects aggregate additional payments to range from a minimum of $4.7 million to a maximum of $75 million, based on the Company’s current expectations relating to the achievement of such product development milestones. Any such additional payments may be payable in shares of Company common stock and/or cash (at the Company’s election).

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

Common Stock

At September 30, 2012, the Company had 375.0 million shares authorized for issuance and approximately 65.3 million shares issued and outstanding. At March 31, 2012, there were approximately 61.9 million shares issued and outstanding.

Employee Stock Purchase Plan

The Company had in effect the 1998 Employee Stock Purchase Plan (1998 Plan) under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. In August 2012, the Company’s stockholders approved the proposal to reserve an additional 1.8 million shares under the 2012 Employee Stock Purchase Plan (2012 Plan). Upon adoption of the 2012 Plan, the 1998 Plan was terminated. Under the terms of the 2012 Plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended September 30, 2012 and 2011, 0.4 million shares for each of these periods were issued under the 1998 Plan. At September 30, 2012, 6.6 million shares had been issued under all previous stock plans and none were available for future issuance, and 1.8 million shares were available for issuance under the 2012 Plan.

Stock Repurchase Program

In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the six months ended September 30, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. During the six months ended September 30, 2011, approximately 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.3 million shares at a weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to the Company.

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

During the six months ended September 30, 2012, the Company did not enter into any structured stock repurchase agreements. During the six months ended September 30, 2011, the Company entered into structured stock repurchase agreements totaling $10.0 million for which it received 1.0 million in shares of its common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements. At September 30, 2011, the Company had no outstanding structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $277.5 million. Upon settlement of these agreements, as of September 30, 2012, the Company received $179.8 million in cash and 10.0 million shares of its common stock at an effective purchase price of $9.78 per share.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of September 30, 2012 (in thousands, except per share data):

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

At September 30, 2012 and March 31, 2012, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.

Option activity under the Company’s stock incentive plans during the six months ended September 30, 2012 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	4,164	$10.67
Granted	40	5.58
Exercised	(14)	5.14
Forfeited	(252)	18.68

Outstanding at the end of the period	3,938	$10.13

Vested and expected to vest at the end of the period	3,910	$10.14

Vested at the end of the period	3,133	$10.42

At September 30, 2012, the weighted average remaining contractual term for options outstanding and vested is 3.8 years each.

The aggregate pretax intrinsic value of options exercised during the six months ended September 30, 2012 was approximately $11,000. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2012 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.68 - $ 7.12	939	3.28	$6.40	553	$6.03
7.13 - 8.07	854	4.06	7.71	816	7.70
8.08 - 11.86	938	5.10	10.34	654	10.15
11.87 - 14.40	829	3.34	12.94	732	13.03
14.41 - 24.16	378	2.44	18.15	378	18.15

$ 1.68 - $24.16	3,938	3.82	$10.13	3,133	$10.42

As of September 30, 2012, the aggregate pre-tax intrinsic value of options outstanding and exercisable was approximately $10,000 each. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $5.06 on September 30, 2012.

Restricted Stock Units

The Company has granted restricted stock units (“RSUs”) pursuant to its 1992 Plan, 2000 Equity Incentive Plan and 2011 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. RSUs are share awards that, upon vesting, will deliver to the holder, shares of the Company’s common stock. Generally, RSUs vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, RSUs will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year of employment, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.

In May 2009, the Company issued three-year performance-based RSU grants, or “EBITDA” Grants which were completed in fiscal 2012 and no additional grants will be made under this grant.

In April 2011, the Committee authorized additional three-year performance-based RSU grants, or “EBITDA2” Grants. EBITDA2 Grants are similar to the EBITDA Grant program introduced in 2009. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense. As of September 30, 2012, the Company believes that that it would be highly unlikely for any EBITDA2 shares to vest during the three-year life of the program. Fiscal 2012 was declared zero attainment and vesting target shares have rolled over to fiscal 2013. The Company expects that all shares issued under the EBITDA2 program will expire unvested when the program concludes in May 2014.

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

Restricted stock unit activity during the six months ended September 30, 2012 is set forth below (in thousands):

Restricted Stock Units Outstanding Number of Shares
Outstanding at the beginning of the year	9,244
Awarded	522
Vested	(327)
Cancelled	(797)

Outstanding at the end of the period	8,642

The weighted average remaining contractual term for the restricted stock units outstanding as of September 30, 2012 was 1.31 years.

As of September 30, 2012, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $43.7 million which includes performance based awards which are subject to milestone attainment. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $5.06 on September 30, 2012.

The aggregate pretax intrinsic value of RSUs released during the three months ended September 30, 2012 was $1.8 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

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

6. STOCK-BASED COMPENSATION

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

The fair value of the options granted is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following tables:

	Three Months Ended September 30,
	Employee Stock Purchase Plans
	2012	2011
Expected life (years)	0.5	0.5
Risk-free interest rate	0.2%	0.2%
Volatility	50%	55%
Dividend yield	—%	—%
Weighted average fair value	$1.50	$1.92

The Company did not grant options during the three months ended September 30, 2012 and 2011.

	Six Months Ended September 30,
	Employee Stock Options		Employee Stock Purchase Plans
	2012	2011	2012	2011
Expected life (years)	4.5	3.8	0.5	0.5
Risk-free interest rate	0.7%	1.4%	0.2%	0.2%
Volatility	54%	48%	50%	55%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$2.47	$3.83	$1.50	$1.92

The weighted average grant-date fair value per share of the restricted stock units awarded was $5.75 and $5.52 during the three and six months ended September 30, 2012, respectively, compared to $5.86 and $9.87 during the three and six months ended September 30, 2011, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.

Effective April 1, 2012, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.8% to 6.6% as a result of an decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.

The following table summarizes stock-based compensation expense related to stock options and restricted stock units (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense by type of award
Stock options and warrants	$601	$992	$2,089	$2,561
Restricted stock units	7,031	2,103	13,151	4,709

Total stock-based compensation	7,632	3,095	15,240	7,270
Stock-based compensation expensed from inventory	2	29	83	32

Total stock-based compensation expense	$7,634	$3,124	$15,323	$7,302

The following table summarizes stock-based compensation expense as it relates to the Company’s statement of operations (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Stock-based compensation expense by cost centers
Cost of revenues	$175	$69	$355	$177
Research and development	3,714	1,726	7,919	4,114
Selling, general and administrative	3,743	1,300	6,966	2,979

Total stock-based compensation	$7,632	$3,095	$15,240	$7,270
Stock-based compensation expensed from inventory	2	29	83	32

Total stock-based compensation expense	$7,634	$3,124	$15,323	$7,302

Stock-based compensation expense will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position. The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016 related to unvested share-based payment awards at September 30, 2012 is $15.8 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.3 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

The above stock based compensation expense of approximately $15.3 million for the six months ended September 30, 2012 does not include approximately $1.3 million of expense related to the acceleration of Veloce warrants. See note 5 of Notes to Condensed Consolidated Financial Statements for further details relating to the Veloce warrants.

7. CONTINGENCIES

Legal Proceedings

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”) that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study contamination and evaluate cleanup options at the Omega Site (the Operable Unit 1 or “OU1”). In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. As part of OU1, efforts to remediate the soil and groundwater at the Omega Site, including without limitation the extraction of chemical vapors from the soil in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2, and in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. It is anticipated that such settlement negotiations will result in EPA and OPOG entering into a remediation consent decree with the Court regarding OU2. In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In November 2010, a toxic tort litigation (the “Aguirre Litigation”) was commenced against Omega and OPOG in Los Angeles Superior Court by a group of employees of the Tri-Cities Regional Occupational Program located near the Omega Site. The plaintiffs claimed, among other things, negligence, unlawful discharge of pollutants and public nuisance, and seek monetary damages for a variety of alleged injuries. In September 2012, the parties reached a final settlement of the Aguirre Litigation and the court dismissed the action with prejudice. The Company’s aggregate contribution allocation for the defense and settlement of the action was approximately $19,000. In 2010, certain PRP’s challenged the criteria previously used to allocate liability among the PRP’s. In December 2011, an allocation committee established by OPOG to review those criteria recommended changes to the cost allocation structure that would, upon final approval, increase the Company’s overall share of liability within the PRP group. In addition, the recent departure of one or more PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. In January 2012, as a result of the allocation criteria modifications and PRP departure from OPOG described above, the Company’s proportional allocation of liability was increased. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

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

8. INCOME TAXES

The total amount of unrecognized tax benefits as of July 1, 2012, was $43.3 million, including interest and penalties. The Company does not foresee significant changes to its estimated amount of liability associated with its uncertain tax positions within the next twelve months.

The Company’s income tax expense consists of state taxes and foreign taxes. The federal statutory income tax rate was 35% for the three and six months ended September 30, 2012 and 2011. The Company’s income tax benefit for the three and six months ended September 30, 2012 for the three and six month periods ended September 30, 2011 was $0.4 million and $0.2 million, respectively, as compared to income tax expense of $0.6 million and $0.4 million, respectively. The decrease in the income tax expense recorded for the six months ended September 30, 2012 compared to September 30, 2011, was primarily related to other comprehensive income. In applying the exception to the general principle of intra-period tax allocations under ASC 740-10, the Company considered income recognized in other comprehensive income. Accordingly, the allocation of the current year tax provision included recognizing $0.6 million tax benefit arising from the loss from continuing operations and the offsetting tax expense was allocated to other comprehensive income.

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

•

Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2012 and 2011. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

OVERVIEW

The Company

Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC”, the “Company”, “we” or “our”) is a leader in semiconductor solutions for the data center, enterprise, telecom and consumer/small medium business (“SMB”) markets. We design, develop, market, sell and support high-performance low power ICs, which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, enterprise and edge switches, blade servers, storage systems, gateways, core switches, routers, metro, long-haul, and ultra-long-haul transport platforms. In the consumer/SMB markets, we combine optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductor solutions for wireline and wireless communications equipment such as wireless access points, network attached storage, and residential and smart energy gateways. We are committed to our strategy to focus on the transition to converge computing and connectivity into the Data Center which will create optimized total-cost-of-ownership solutions for cloud server workloads and position us towards the large growth datacenter market. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.

We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the data center, enterprise and telecommunications applications. Our customer focus is on the OEMs and telecommunications companies that build and connect to data centers. As of September 30, 2012, our business had two reporting units, Computing and Connectivity.

Since the start of fiscal 2011, we have invested a total of $353.5 million in the R&D of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly-integrated solutions, and other products to expand and complete our portfolio of communications solutions. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and often result in significantly less demand for our products than was expected when the development work commenced.

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

The terms of the Merger Agreement include the payment of initial consideration of $60.4 million, payable in shares of Company common stock and/or cash (at the Company’s election) to holders of Veloce common stock options that were vested on the Closing Date, to Veloce stockholders and holders of Veloce stock equivalents. Following the closing, the Company paid part of the consideration by issuing approximately 2.4 million shares of its common stock and paying approximately $12.7 million in cash, with the balance of the $60.4 million to be paid, using a similar ratio of Company shares and cash, over the next two to three years upon the satisfaction of additional vesting requirements. During the three and six months ended September 30, 2012, as part of the above arrangement, the company issued 0.2 million shares and 2.6 million shares respectively, and paid approximately $2.1 million and $14.8 million in cash, respectively.

For accounting purposes, the consideration payable for the acquisition of Veloce is considered compensatory and will be recognized as research and development expense. Recognition of these costs will occur when certain development and performance milestones become probable of achievement and earned. As of March 31, 2012, one significant performance and development milestone set forth under the Merger Agreement was considered probable of achievement and the Company therefore recorded the initial consideration of $60.4 million, which was recognized as research and development expense. During the three and six months ended September 30, 2012, the Company recognized an additional $2.3 million and $4.7 million, respectively, of research and development expense in connection with progress achieved against certain product development milestones included in the Second Amendment. No other product development milestones included in the Merger Agreement were considered probable of achievement as of September 30, 2012.

The Second Amendment further provides for potential payments of additional merger consideration contingent upon the achievement of certain post-closing product development milestones relating to Company products on which Veloce has worked. The additional payments would be payable in partial amounts upon the achievement of each such milestone. The Company currently expects aggregate additional payments to range from a minimum of $4.7 million to a maximum of $75 million, based on the Company’s current expectations relating to the achievement of such product development milestones. Any such additional payments may be payable in shares of Company common stock and/or cash (at the Company’s election).

In connection with the Acquisition, substantially all of the former Veloce employees are expected to continue working for the Company and will primarily focus on achieving the post-closing Company product development milestones upon which the additional payments to Veloce shareholders, Optionholders and Unitholders are contingent.

Summary Financials

The following tables present a summary of our results of operations for the three and six months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$46,324	100.0%	$64,929	100.0%	$(18,605)	(28.7)%
Cost of revenues	20,561	44.4	27,704	42.7	7,143	25.8

Gross profit	25,763	55.6	37,225	57.3	(11,462)	(30.8)
Total operating expenses	48,515	104.7	39,313	60.5	9,202	23.4

Operating loss	(22,752)	(49.1)	(2,088)	(3.2)	20,664	989.7
Interest and other income, net	835	1.8	1,517	2.3	(682)	(44.9)

Loss before income taxes	(21,917)	(47.3)	(571)	(0.9)	21,346	3,738.4
Income tax (benefit) expense	(360)	0.8	581	0.9	(941)	(161.9)

Net loss	$(21,557)	(46.5)%	$(1,152)	(1.8)%	$20,405	1,771.3

	Six Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$87,618	100.0%	$125,773	100.0%	$(38,155)	(30.3)%
Cost of revenues	38,916	44.4	54,035	43.0	15,119	28.0

Gross profit	48,702	55.6	71,738	57.0	(23,036)	(32.1)
Total operating expenses	96,406	110.0	82,249	65.4	14,157	17.2

Operating loss	(47,704)	(54.4)	(10,511)	(8.4)	37,193	353.9
Interest and other income, net	2,597	3.0	2,873	2.3	(276)	(9.6)

Loss before income taxes	(45,107)	(51.5)	(7,638)	(6.1)	37,469	490.6
Income tax (benefit) expense	(160)	0.2	391	0.3	(551)	(140.9)

Net loss	$(44,947)	(51.3)%	$(8,029)	(6.4)%	$36,918	(459.8)%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.

On a sell-through basis, we had approximately 51 days of inventory in the distributor channel at September 30, 2012 as compared to 70 days at September 30, 2011. The decrease in inventory days was due to smaller amounts being sold into the distributor channel as well as more inventory in the distribution channel being sold through during the quarter ended September 30, 2012 as compared to the quarter ended September 30, 2011.

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

We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets including our strategy to focus on the transition to the large growth datacenter market.

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

For these and other reasons, our net revenue and results of operations for the three and six months ended September 30, 2012 may not necessarily be indicative of future net revenue and results of operations.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Wintec (global logistics provider)	20%	21%	19%	21%
Avnet (distributor)	28%	20%	28%	18%
Ericsson	*	14%	*	10%
Flextronics (sub-contract manufacturer)	12%	*	11%	13%

*	Less than 10% of total net revenues.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2012		2011		2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America*	$17,283	37.3%	$32,377	49.9%	$33,428	38.1%	$58,441	46.5%
Taiwan	4,965	10.7	4,871	7.5	10,066	11.5	9,466	7.5
Hong Kong	6,189	13.4	8,333	12.8	11,918	13.6	12,507	9.9
China	1,056	2.3	1,730	2.7	1,589	1.8	3,090	2.5
Europe*	9,832	21.2	8,700	13.4	16,790	19.2	22,694	18.0
Japan	1,829	3.9	1,940	3.0	4,038	4.6	3,841	3.0
Malaysia	1,401	3.0	1,791	2.8	2,345	2.7	4,845	3.8
Singapore	2,659	5.7	3,082	4.7	5,062	5.8	6,875	5.5
Other Asia	1,024	2.2	1,705	2.6	1,928	2.2	3,568	2.8
Other	86	0.3	400	0.6	454	0.5	446	0.5

	$46,324	100.0%	$64,929	100.0%	$87,618	100.0%	$125,773	100.0%

*	Change in revenues was primarily due to shift in customer demand and continuing geographic changes to macro economic-conditions

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

The following table reconciles Adjusted EBITDA to the accompanying financial statements (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Net loss	$(21,557)	$(1,152)	$(44,947)	$(8,029)
Adjustment to net loss:
Interest and other income, net	(661)	(924)	(1,334)	(2,268)
Stock-based compensation expense	7,634	3,124	15,323	7,302
Warrant expense	—	—	1,289	—
Amortization of purchased intangibles	1,280	1,482	2,609	4,096
Restructuring (recoveries) charges	—	(40)	—	873
Veloce accrued liability	2,325	—	4,650	—
Impairment of marketable securities*	(174)	(593)	(1,263)	(605)
Acquisition related recoveries	—	(2,267)	—	(2,267)
Depreciation and amortization	3,550	2,423	6,355	4,654
Other and income tax adjustment	(360)	581	(293)	391

Adjusted EBITDA	$(7,963)	$2,634	$(17,611)	$4,147

*	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.

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

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the order will result in future revenues and the effect of changing lead times on bookings. Our book-to-bill ratio at September 30, 2012 and 2011 was 1.0 and 0.9, respectively.

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

Investments

We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the three and six months ended September 30, 2012 and fiscal year ended March 31, 2012, we did not record any other-than-temporary impairment charges. As of September 30, 2012, we did not record an impairment charge in connection with securities in a loss position (fair value less than carrying value) with unrealized losses of $1.1 million as we believe that such unrealized losses are temporary. In addition, we also had $8.3 million in unrealized gains.

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

During the three and six months ended September 30, 2012, the Company recognized an additional $2.3 million and $4.7 million, respectively, of research and development expense in connection with progress achieved against certain product development milestones included in the Second Amendment. No other product development milestones included in the Merger Agreement were considered probable of achievement as of September 30, 2012.

Inventory Valuation

Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by SAB Topic 5-BB. To illustrate the sensitivity of inventory valuations to future estimates, as of September 30, 2012, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $0.7 million and increasing our future demand forecast to 18 months would not have any significant effect on our current inventory valuation.

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

Mask Costs

We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. We periodically reassess the estimated product production period for specific mask sets capitalized. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three and six months ended September 30, 2012, total mask costs capitalized was $1.2 million and $3.1 million, respectively. During the three and six months ended September 30, 2011, total mask costs capitalized was $1.1 million each.

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

RESULTS OF OPERATIONS

Comparison of the Three and Six Months Ended September 30, 2012 to the Three and Six Months Ended September 30, 2011

Net Revenues. Net revenues for the three and six months ended September 30, 2012 were $46.3 million and $87.6 million, representing a decrease of 28.7% and 30.3% from net revenues of $64.9 million and $125.8 million for the three and six months ended September 30, 2011, respectively. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Computing	$23,776	51.3%	$32,565	50.2%	$(8,789)	(27.0)%
Connectivity	22,548	48.7	32,364	49.8	(9,816)	(30.3)

	$46,324	100.0%	$64,929	100.0%	$(18,605)	(28.7)%

	Six Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Computing	$46,214	52.7%	$64,159	51.0%	$(17,945)	(28.0)%
Connectivity	41,404	47.3	61,614	49.0	(20,210)	(32.8)

	$87,618	100.0%	$125,773	100.0%	$(38,155)	(30.3)%

During the three and six months ended September 30, 2012, our Computing revenues declined by 27.0% and 28.0%, respectively, and our Connectivity revenues declined by 30.3% and 32.8%, respectively compared to the same period last year. The overall revenue decline was spread across both the Computing and Connectivity product families and was as a result of lower demand for our products due to overall softness in the macro conditions. In addition, the revenues for our Connectivity products were lower due to the delay in the overall OTN infrastructure build-out.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$46,324	100.0%	$64,929	100.0%	$(18,605)	(28.7)%
Cost of revenues	20,561	44.4	27,704	42.7	7,143	25.8

	$25,763	55.6%	$37,225	57.3%	$(11,462)	(30.8)%

	Six Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$87,618	100.0%	$125,773	100.0%	$(38,155)	(30.3)%
Cost of revenues	38,916	44.4	54,035	43.0	15,119	28.0

	$48,702	55.6%	$71,738	57.0%	$(23,036)	(32.1)%

The gross profit percentage for the three and six months ended September 30, 2012 was 55.6% compared to 57.3% and 57.0% for the three and six months ended September 30, 2011, respectively. The decrease in our gross profit percentage, excluding the impact of amortization of purchased intangibles, was 58.5% and 57.8%, and 59.7% and 58.8%, respectively, for the three and six months ended September 30, 2012 and 2011, respectively. The decrease in our gross profit percentage was primarily due to lower licensing revenues, unfavorable product mix, lower overall revenues that have an impact on the absorption of fixed costs, and declining average selling prices.

The amortization of purchased intangible assets included in cost of revenues during the three and six months ended September 30, 2012 and 2011 $1.4 million and $1.9 million, and $1.5 million and $2.2 million, respectively. The decrease was primarily due to certain purchased intangible assets being fully amortized during the fiscal year ended March 31, 2012 resulting in a lower amortization charge in the three and six months ended September 30, 2012.

Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and six months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$34,383	74.2%	$29,609	45.6%	$4,774	16.1%
Selling, general and administrative	$13,531	29.2%	$8,941	13.8%	$4,590	51.3%

	Six Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$69,154	78.9%	$57,977	46.1%	$11,177	19.3%
Selling, general and administrative	$26,001	29.7%	$21,497	17.1%	$4,504	21.0%

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

We recorded an initial consideration of $60.4 million as of March 31, 2012 (fiscal 2012) relating to the Veloce merger as the consummation of this merger was considered probable as of this date. On June 20, 2012, we completed the merger of Veloce and as of September 30, 2012, we recognized an additional $4.7 million of R&D expense in connection with progress achieved against certain product development milestones included in the second amendment. For accounting purposes, the Veloce consideration is considered a compensatory R&D expenditure (as the merger consideration is primarily to acquire the R&D employees of Veloce) which will be paid out in cash or equity, or a combination thereof, at the discretion of the Company. Additional purchase consideration will be recorded and amortized in future periods, if and when the additional development milestones are achieved. See note 4 of Notes to Condensed Consolidated Financial Statements for further details relating to Veloce.

The increase in R&D expenses of 16.1% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011 was primarily due to $2.3 million for Veloce merger consideration costs, $2.0 million in stock-based compensation charges, $0.8 million in consumable equipment and software cost, $0.6 million in third party foundry cost $0.5 million in personnel cost, $0.3 million in packaging and other engineering costs offset by a decrease of $0.6 in technology access fees, $0.5 million in printed circuit board cost, and $0.3 each million in new product development cost and engineering tools and supplies. The increase in R&D expenses of 19.3% for the six months ended September 30, 2012 compared to the six months ended September 30, 2011 was primarily due $6.0 million for Veloce merger consideration costs (which includes approximately $1.3 million of expense related to the acceleration of Veloce warrants), $3.8 million in stock-based compensation charges, $1.4 million in consumable equipment and software cost, $0.9 million in personnel cost, $0.7 million each in customer funded non-recurring engineering payments, corporate allocation expense and packaging and other engineering costs offset by a decrease of $1.4 million in technology access fees, $0.5 million in third party foundry cost, $0.4 million in contractor cost and $0.2 million in printed circuit board cost.

We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses (including stock-based compensation), professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 51.3% for the three months ended September 30, 2012 compared to the three months ended September 30, 2011, was primarily due to $2.4 million in stock-based compensation charges, $2.3 million relating to the reversal of a previously accrued liability associated with an acquisition in the quarter ended September 30, 2011 (none in the quarter ended September 30, 2012), $0.7 million in professional service fees offset by a decrease of $0.5 million in general administration costs, $0.2 million in marketing and travel costs and $0.1 million in sales commission expenses. The increase in SG&A expenses of 21.0% for the six months ended September 30, 2012 compared to the six months ended September 30, 2011, was primarily due to $4.0 million in stock-based compensation charges, $2.1 million relating to the reversal of previously accrued liabilities associated with an acquisition in the six months ended September 30, 2011 (none in the six months ended September 30, 2012) and $0.8 million in professional service fees offset by a decrease of $0.6 million in general administration costs, $0.4 million each in personnel cost, $0.5 each in marketing and travel costs and corporate allocation expenses, $0.3 million in sales commission cost and $0.1 million in professional service fees. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three and six months ended September 30, 2012 and 2011, which was included in the tables above (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$177	0.4%	$98	0.1%	$79	80.6%
Research and development	3,714	8.0	1,726	2.7	1,988	115.2
Selling, general and administrative	3,743	8.1	1,300	2.0	2,443	187.9

	$7,634	16.5%	$3,124	4.8%	$4,510	144.4%

	Six Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$438	0.5%	$209	0.1%	$229	109.6%
Research and development	7,919	9.0	4,114	3.3	3,805	92.5
Selling, general and administrative	6,966	8.0	2,979	2.4	3,987	133.8

	$15,323	17.5%	$7,302	5.8%	$8,021	109.8%

The increase in stock-based compensation of 144.4% and 109.8% during the three and six months ended September 30, 2012 compared to the three and six months ended September 30, 2011, respectively, was primarily due to the expense associated with the granting of new performance retention grants and other performance based awards. The above stock based compensation expense of approximately $7.6 million and $15.3 million for the three and six months ended September 30, 2012 does not include approximately $1.3 million of expense related to the acceleration of Veloce warrants. See note 5 of Notes to Condensed Consolidated Financial Statements for further details relating to the Veloce warrants.

Restructuring Charges. There were no restructuring charges for the three and six months ended September 30, 2012. The restructuring charges recorded during the three and six months ended September 30, 2011 was primarily for employee severances. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges.

Interest and Other Income, net. The following table presents interest and other income (expense), net for the three and six months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Interest income (expense), net	$745	1.6%	$1,469	2.3%	$(724)	(49.3)%
Other income (expense), net	$90	0.2%	$48	(0.1)%	$42	(87.5)%

	Six Months Ended September 30,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Interest income (expense), net	$2,424	2.2%	$2,750	2.2%	$(326)	(11.9)%
Other income (expense), net	$173	0.1%	$123	0.1%	$50	40.7%

Interest Income (expense), net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The decrease in interest income, net for the three and six months ended September 30, 2012, compared to the three and six months ended September 30, 2011 was primarily due to our lower cash, cash equivalents and short-term investments available-for-sale balances.

Income Taxes. The federal statutory income tax rate was 35% for the fiscal three and six months ended September 30, 2012 and 2011. The decrease in the income tax expense recorded for the three months ended September 30, 2012 compared to September 30, 2011, was primarily related to other comprehensive income. The allocation of the prior year tax provision included recognizing $0.4 million tax benefit arising from the loss from continuing operations and the offsetting tax expense was allocated to other comprehensive income.

FINANCIAL CONDITION AND LIQUIDITY

As of September 30, 2012, our principal source of liquidity consisted of $89.7 million in cash, cash equivalents and short-term investments which is approximately $1.37 per share of outstanding common stock as compared to $1.84 per share at March 31, 2012. Working capital as of September 30, 2012 was $100.8 million. Total cash, cash equivalents, and short-term investments decreased by $24.2 million during the six months ended September 30, 2012, primarily due to cash used for operations of $28.3 million, purchase of property and equipment of $7.6 million, the repurchases of our common stock for $0.7 million, a strategic investment of $0.5 million, payment of contingent consideration of $0.5 million and the funding of restricted stock units withheld for taxes of $0.3 million offset by proceeds from stock issuance of $5.4 million, proceeds from sale of a strategic equity investment of $7.1 million and a $1.4 million unrealized gain on our short-term investments. At September 30, 2012, we had contractual obligations not included on our balance sheet totaling $89.6 million, primarily related to facility leases, IP licenses, engineering design software tool licenses, non-cancelable inventory purchase commitments and liability for uncertain tax positions.

For the six months ended September 30, 2012, we used $28.3 million of cash in our operations compared to $8.9 million used for our operations for the six months ended September 30, 2011. Our net loss of $44.9 million for the six months ended September 30, 2012 included $28.1 million of non-cash charges consisting of $4.9 million of depreciation, $2.6 million of amortization of purchased intangibles, $16.6 million of stock-based compensation and $4.7 million of additional Veloce compensation cost offset by $0.6 million relating to the tax effect on other comprehensive income and $0.1 million in acquisition related adjustment (relating to our TPack acquisition in fiscal 2011). Our net loss of $8.0 million for the six months ended September 30, 2011 included $12.9 million of non-cash charges consisting of $3.8 million of depreciation, $4.1 million of amortization of purchased intangibles and $7.3 million of stock-based compensation, offset by a $2.3 million reduction to the estimated fair value of our contingent consideration. The remaining change in operating cash flows for the six months ended September 30, 2012 primarily reflected decreases in accounts receivable, inventories, other assets, accounts payable, Veloce accrued liability, deferred revenue and other accrued liabilities and increases in accrued payroll and related expenses. Our overall quarterly days sales outstanding was 28 days and 40 days for the three months ended September 30, 2012 and 2011, respectively. Decrease in the revenues generated during the last month of the quarter ended September 30, 2012 as compared to the same period for the quarter ended March 31, 2012 was the primary reason for the decrease in our day’s sales outstanding.

We provided $8.5 million in cash from our investing activities during the six months ended September 30, 2012, compared to generating $6.8 million during the six months ended September 30, 2011. During the six months ended September 30, 2012, we used $7.6 million for the purchase of property and equipment and $0.5 million for purchase of strategic investment offset by proceeds of $9.5 million from short-term investment activities and $7.1 million from sales of strategic equity investment. During the six months ended September 30, 2011, we generated $20.0 million for net short-term investment activities offset by $9.8 million for the purchase of property and equipment, $2.5 million for purchase of strategic investment and $1.0 million in funding of a note receivable.

We provided $3.6 million in cash for our financing activities during the six months ended September 30, 2012, compared to using $30.5 million during the six months ended September 30, 2011. The major financing use of cash for the six months ended September 30, 2012 was the $0.7 million for the repurchase of common stock, $0.5 million for the payment of a contingent consideration and restricted stock units withheld for taxes of $0.3 million, offset by proceeds from the issuance of common stock of $5.3 million. The major financing use of cash for the six months ended September 30, 2011 was $20.9 million for the repurchase of common stock, $10.0 million for the funding of our structured stock repurchase agreements and $2.4 million for restricted stock units withheld for taxes, offset by $3.0 million in proceeds from the issuance of common stock.

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

The terms of the Merger Agreement include the payment of initial consideration of up to $60.4 million, payable in shares of Company common stock and/or cash (at the Company’s election) to holders of Veloce common stock options that were vested on the Closing Date, to Veloce stockholders and holders of Veloce stock equivalents. Following the closing, the Company paid part of the consideration by issuing approximately 2.4 million shares of its common stock and paying approximately $12.7 million in cash, with the balance of the $60.4 million to be paid, using a similar ratio of Company shares and cash, over the next two to three years upon the satisfaction of additional vesting requirements. During the three and six months ended September 30, 2012, as part of the above arrangement, the company issued 0.2 million shares and 2.6 million shares respectively, and paid approximately $2.1 million and $14.8 million in cash, respectively.

The Second Amendment further provides for potential payments of additional merger consideration contingent upon the achievement of certain post-closing product development milestones relating to Company products on which Veloce has worked. The additional payments would be payable in partial amounts upon the achievement of each such milestone. The Company currently expects aggregate additional payments to range from a minimum of $4.7 million to a maximum of $75 million, based on the Company’s current expectations relating to the achievement of such product development milestones. Any such additional payments may be payable in shares of Company common stock and/or cash (at the Company’s election).

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

Stock Repurchase Program

In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the six months ended September 30, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. During the six months ended September 30, 2011, approximately 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. All repurchased shares were retired upon delivery to us. As of September 30, 2012, we had $15.8 million available in our stock repurchase program.

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

We did not enter into any structured stock repurchase agreements during the six months ended September 30, 2012. During the six months ended September 30, 2011, we entered into structured stock repurchase agreements totaling $10.0 million. For those agreements that settled during the six months ended September 30, 2011, we received 1.0 million in shares of our common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements. At September 30, 2011, we had no outstanding structured stock repurchase agreements.

Other

Our aggregate fixed commitments payable over the next five years for licensing fees relating to our R&D efforts, including our licensed IP, technology, product design, test and verification tools, are approximately $23.5 million. These amounts are also included in the table below.

The following table summarizes our contractual operating leases and other purchase commitments as of September 30, 2012 (in thousands):

	Operating Leases	Other Purchase Commitments		Total
Fiscal Years Ending March 31, 2013	$1,252	$56,877	*	$58,129
2014	1,692	13,795		15,487
2015	870	11,996		12,866
2016	147	2,999		3,146

Total minimum payments	$3,961	$85,667		$89,628

*	Includes liability for uncertain tax positions of $43.4 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as at September 30, 2012.

We believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months, although we could elect or could be required to raise additional capital during such period. There can be no assurance that such additional debt or equity financing will be available on commercially reasonable terms or at all. We expect to end our fiscal year with approximately $70 million in cash which we believe is the adequate level of cash to run our business operations. However, although we currently believe we have adequate liquidity to operate normally, our cash balances could decrement significantly if we decide to pay for the remainder of the Veloce acquisition consideration using a greater proportion of cash or if our normal operations require us to expend more cash. If our stock price declines further, it could result in a much higher dilution to our stockholders. As a result of any of the above, we may be faced with liquidity issues and may be forced to raise capital from other sources, which may or may not be possible to do so on reasonable terms.

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

We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2012, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $77.7 million and a cost basis of $70.5 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.

The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2012 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of September 30, 2012	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$81,640	$80,980	$80,296	$77,695	$76,953	$76,164	$75,395

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the six months ended September 30, 2012. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period.

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

*Our liquidity may deteriorate on our future uses of cash

Although we currently believe we have adequate liquidity to operate normally, our cash balances could decrement significantly if we decide to pay for the remainder of the Veloce acquisition consideration using a greater proportion of cash or if our normal operations require us to expend more cash. If our stock price declines further, it could result in a much higher dilution to our stockholders. As a result of any of the above, we may be faced with liquidity issues and may be forced to raise capital from other sources, which may or may not be possible to do so on reasonable terms. During the year ended March 31, 2012 and the six months ended September 30, 2012, our cash used in operating activities was approximately $9.4 million and $28.3 million, respectively.

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

The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our successful collaboration with our ecosystem of partners including technology partners;

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	continued availability on commercially reasonable terms of the technology components and tools licensed from third parties;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers; and

•	changes in technology and industry standards.

We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products in our Connectivity and Computing business units. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-GeneTM and other server processor products, we are a licensee of the ARM v8 64-bit architecture and will depend upon the continuing timely completion and delivery by ARM of various updates and other deliverables under the license agreement. Any failure or material delay by ARM in completing its deliverables to us under the license could adversely affect our product development efforts and other planned server processor products that utilize the ARM 64-bit architecture.

*Our significant investment in Veloce may not result in the successful development of new technologies or products.

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

Even after the successful completion of the acquisition of Veloce as described above, we may fail to appropriately integrate the operations of Veloce into the Company. Although we have spent considerable time and resources in the developmental effort, eventually Veloce may be unsuccessful in developing the products that are described in the merger agreement, in which case our investment in Veloce would not bear any significant value to our business and financial results and condition.

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

We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with these third parties, including:

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	ability to attract and retain key personnel and to maintain knowledge base;

•	difficulties selecting and integrating new subcontractors;

•	potential lack of adequate capacity at the foundry during periods of excess demand, resulting in significant increases in lead-time requirements and production delays;

•	increased risk of excess and obsolete inventory charges due to the higher level of inventories in response to the increased lead-times;

•	limited warranties on products supplied to us;

•	potential increases in prices;

•	potential noncompetitive pricing of foundry services;

•	potential instability and business disruption in countries where third-party manufacturers are located;

•	potential misappropriation of our intellectual property; and

•	potential foundry shortages when we commence manufacturing future products especially those with 28nm technologies which could delay the supply of products to our customers.

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

The economies of the United States and other developed or developing countries appear to be slowly emerging from an economic downturn. We cannot predict whether this economic recovery will continue or reverse course. Deteriorating economic conditions in certain countries (such as in Europe) could adversely spiral and impact the global nascent recovery which could in-turn adversely impact our revenues and financial results and condition.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss). Our portfolio primarily includes fixed income securities, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices has had an unfavorable impact on our portfolio and has caused us to record impairment charges to our earnings. During the fiscal years ended March 31, 2012 and 2011, and for the three and six months ended September 30, 2012, we did not record any other-than-temporary impairment charges while during the fiscal year ended March 31, 2010 we recorded other-than-temporary impairment charges of $4.1 million. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in the fair value of our investments.

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

•	our ability to identify, hire and retain senior management and other key personnel;

•	the effects of war, acts of terrorism or global threats, such as disruptions in general economic activity and changes in logistics and security arrangements;

•	the availability of ecosystem partners; and

•	global economic and industry conditions.

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

•

delays in the availability of the software elements from third party vendors and ecosystem partners that may cause delays in customers using our hardware products resulting in further delays of bringing our product to market;

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

We are currently seeing certain signs that would indicate to us that we can expect the slowdown ((in the adoption of technology including optical transport network (OTN) technology) in our Connectivity business to reverse in the near future. It is possible that our estimations are incorrect and that it will take longer for the reversal of the slowdown to occur, or that our estimated market share in the Connectivity space is in fact much lower than we anticipate. Also, our product sales are concentrated among a few large customers. Adverse economic and market conditions affecting these customers could adversely affect our financial operations and results.

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

Sales to distributors accounted for approximately 65% of our revenues for each of the three and six month periods ended September 30, 2012 and 55% and 53%, respectively, for the three and six months ended September 30, 2011. Our largest distributor accounted for approximately 28% of our revenues for each of the three and six months ended September 30, 2012 and 20% and 18%, respectively, for the three and six months ended September 30, 2011. We do not have long-term agreements with our distributors and either party can terminate the relationship with little advance notice.

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

*Our business strategy contemplates the potential acquisition of other companies, products and technologies. Merger and acquisition activities involve numerous risks and we may not be able to address these risks successfully without substantial expense, delay or other operational or financial problems that could disrupt our business and harm our results of operations and financial condition.

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

As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, unanticipated third-party litigation, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels, if at all. Additionally, market values had deteriorated, which had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At September 30, 2012, we had $27.2 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.

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

In June 2012, the Company acquired Veloce for an initial consideration of $60.4 million with potential additional consideration that could range from $4.7 to $75 million, as adjusted, based upon actual technical performance results.

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

*Our foreign operations may subject us to risks relating to the U.S. Foreign Corrupt Practices Act, anti-bribery statutes and similar foreign regulations that may have a material adverse impact on our business, financial condition or results of operations.

Our international operations are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery regulations in foreign jurisdictions where we do business, such as China, India, Vietnam and in Europe. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with obtaining or retaining business overseas or to secure an improper commercial advantage. The FCPA also requires us to keep accurate books and records of business transactions and maintain an adequate system of internal accounting controls. Violations of the FCPA, anti-bribery statutes or other similar laws by us, any of our foreign subsidiaries, or any of our or their employees, executive officers, distributors or other agents or intermediaries could subject us and the individuals involved to significant criminal or civil liability. In recent years, the Department of Justice and SEC have significantly stepped up their investigation and prosecution of alleged FCPA violations. Any such allegations of non-compliance with the FCPA, anti-bribery statutes or other similar laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, financial condition or results of operations.

*Our portfolio of short-term investments is exposed to certain market risks.

We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income (loss), net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal year ended March 31, 2010, we recorded $4.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At September 30, 2012, the unrealized losses on these securities that were not written down as an other-than-temporary impairment charge were approximately $1.1 million, of which substantially the entire amount has been at an unrealized loss for greater than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

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

Our future success will depend upon our ability to access new IC process technologies at competitive pricing from our foundry partners. In the future, we will be required to transition one or more of our IC products to process technologies with smaller geometries, other materials or higher speeds in order to reduce costs or improve product performance. We may not be able to gain access to new process technologies in a timely or affordable manner or products based on these new technologies may not achieve market acceptance.

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

A significant majority of our sales are made outside of the U.S. through the exporting and re-exporting of products. In addition to local jurisdictions’ export regulations, our U.S.-manufactured products and products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports. These laws and regulations include, but not limited to, the Foreign Corrupt Practices Act, the Export Administration Regulations (“EAR”), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Licenses or proper license exceptions are required for the shipment of our products to certain countries as well as for the transfer of certain information and technology to certain foreign countries, foreign nationals or other prohibited persons within the United States or abroad. A determination by the U.S. or local government that we have failed to comply with these or other export or anti-bribery regulations can result in penalties which may include denial of export privileges, fines, civil and criminal penalties and seizure of products. Such penalties could have a material adverse effect on our business, including our ability to meet our sales and earnings forecasts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations.

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

We also face the risks associated with our former employees assisting their new employers to recruit our key talent, in violation of their contractual non-solicitation and confidentiality covenants to us. For example, in December 2010 we commenced a lawsuit in the California Superior Court in Santa Clara County against two former AppliedMicro employees — one of whom was a former Company officer — and their new employer for causes of action including, among other things, breach of the employees’ contractual employee non-solicitation covenants to us in connection with their efforts to recruit key AppliedMicro engineers to leave AppliedMicro and to join their new company. In August 2011, following the results of our discovery in that action, we amended our complaint to add the CEO of the new employer as an additional defendant and additional causes of action, including breach of fiduciary duty and new breach of contract and contract interference claims. In September 2012, we further amended the complaint to add the acquiror of the employer as a defendant and additional causes of action. In such action, for which trial will likely be scheduled to commence in March 2013, we are seeking damages, including exemplary and punitive damages, injunctive relief and costs of suit. In addition, while we encourage our employees to abide by all contractual and legal obligations owed to their former employers, there can be no assurance that we will not be the target of allegations made by other companies that we have, directly or indirectly, unlawfully solicited their employees to join us. There are significant costs associated with recruiting, hiring and retaining personnel, as well as significant actual and potential losses to our business arising from the delays in or cancellation of technology development, product completion and roll-out, customer design wins and product orders, and sales revenues caused by the departure of key engineering resources.

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

*We could incur substantial fines or litigation costs associated with our storage, use and disposal of hazardous materials.

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

In 2007, the PRPs were sued by a chemical company located downstream from the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff’s potential liability to clean up groundwater contamination beneath Plaintiff’s site; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater. In September 2011, EPA issued an interim remedial action proposal, designed to arrest the further spread of groundwater contamination; in the next few months EPA is expected to notify the PRPs with requests to implement the interim remedial action. In 2010, a toxic tort litigation was commenced against Omega and the PRP group by individuals alleging injuries caused by the Omega Site; that litigation was settled and dismissed with prejudice in September 2012.

Based on currently available information, we have a loss accrual for the Omega site that is not material and we believe that the actual amount of costs and liabilities will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matter is uncertain at this time. Based on currently available information, we do not believe that any eventual outcome will have a material adverse effect on our operations but we cannot guarantee this result. In 2009, the U.S. Supreme Court decided U.S. v. Burlington Northern & Santa Fe Railway Co., 129 S.Ct. 1870, which determined that hazardous substance cleanup liability need not be joint and several in all cases. As a result of this decision, the liability is potentially divisible among the PRPs at an earlier stage in superfund cases such as Omega. At this time we do not know and cannot predict the full impact of this decision on our liability.

In November 2011, a significant member of the PRP group withdrew from the group. In January 2012, as a result of the PRP group’s modification of its allocation formulae and group member withdrawal, our proportional allocation of responsibility among the PRPs for the current remediation space increased. Any future increases to our proportional allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group due to additional member withdrawals could materially increase our potential liability relating to the Omega Site. Although we believe that we have been and currently are in material compliance with applicable environmental laws and regulations, we cannot guarantee that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those at the Omega Site, or expenses and potential liabilities relating to the pending litigation matter, will not have a material adverse effect on our business and financial condition.

*Customer demands and new regulations related to conflict-free minerals may force us to incur additional expenses.

In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. In October 2012, the National Association of Manufacturers and the U.S. Chamber of commerce filed a petition for review in the U.S. Court of Appeals for the District of Columbia in response to a piece of Dodd-Frank regulation that requires public companies to source materials in their products where the sale of these minerals fuel humanitarian violence. The outcome of this suit is uncertain and may impact the adoption of these new requirements.

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

Litigation may be necessary to enforce our IP rights, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or misappropriation. The semiconductor industry is characterized by substantial litigation regarding patent and other IP rights. Currently the Company is not a named defendant in any IP infringement lawsuits. Nevertheless, as our products and IP become instantiated in more and more customer products and applications, and as patent infringement litigation brought by our competitors, non-practicing entities (also known as “NPEs” or “patent trolls”) and patent-licensing companies is on the rise, we are at an increased risk of being named as a defendant in such litigation. Due in part to the factors described above, the Company has been or currently is subject to the following:

•	having information about our products and technologies subpoenaed in patent litigation between other third parties;

•	demands that we enter into expensive licenses of third party patent portfolios in order to avoid being named as a defendant in future IP infringement suits; and

•

claims demanding that we indemnify or reimburse customers or end users of our products with respect to their potential liability, including without limitation defense costs, arising from third party IP infringement claims brought against them.

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

In addition, in the past, AppliedMicro has sold to third parties, including NPEs, groups of patents previously issued to or acquired by us that we deemed to be no longer essential to our core product lines and technologies. Such NPEs have on at least two occasions brought legal action asserting infringement of the acquired patents against various defendants, including customers or potential customers of AppliedMicro. Although the AppliedMicro and all of our Company’s customers are licensed under such acquired patents with respect to all products sold by us, nevertheless certain customers, against whom the NPEs have asserted infringement of the acquired patents for products that include those internally developed by the customer or acquired by third-party suppliers other than us, have reacted adversely to AppliedMicro based on our initial sale of the acquired patents to the NPEs. Such adverse reactions have included, among other things, demands that we reimburse the customer for expenses incurred in defending against or settling the legal action, as well as threats to reduce or discontinue the customer’s current or future business with the

AppliedMicro. There can be no assurance that any such expense reimbursement payments or other financial consideration extended to such affected customers or any actual reduction or discontinuance of product sales to such affected customers would not adversely affect our business, financial condition or operating results.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Amount that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1 — May 30, 2012	—	—	—	$16,525
May 1 — May 31, 2012	126	$5.18	126	15,872
June 1 — June 30, 2012	—	—	—	15,872

Total shares repurchased	126	$5.18	126

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	(REMOVED AND RESERVED)

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(4)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 1, 2012

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(4)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(3)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, or with any amendments thereto, which registration statement became effective November 24, 1997.