Form 10-K/A
period 2012-03-31
APPLIED MICRO CIRCUITS CORP
filed 2012-11-05
CIK 711065

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

Applied Micro Circuits Corporation (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to the Annual Report on Form 10-K for the fiscal year ended March 31, 2012, which was filed on May 17, 2012 (the “Original Filing”). The sole purpose of the Amendment is to re-file Exhibits 10.66, 10.68, 10.69 and 10.70 in response to comments received from the staff of the Securities and Exchange Commission relating to a confidential treatment request that the Company submitted in connection with certain portions of such exhibits filed with the Original Filing.

Except as described above, the Original Filing has not been amended or updated. Accordingly, the Amendment should be read in conjunction with the Original Filing. The information contained in the Amendment does not reflect events occurring after the filing of the Original Filing.

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

(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

See Part IV, Item 15(b) below.

(b) The following exhibits are filed or incorporated by reference into this Annual Report:

2.1(8)+<	Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders’ Representative named therein, dated May 17, 2009.

2.2(17)+<	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers’ Representative named therein, dated as of August 17, 2010.

2.3(17)+	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

2.4(18)+<	Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., and the Stockholders’ Representative named therein, dated November 8, 2010.

2.5^(20)<	Amendment No. 2 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., Veloce Technologies LLC and the Stockholders’ Representative named therein, dated April 5, 2012.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.3(13)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.2(17)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Stock Certificate.

10.1(2)*	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(12)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.

10.2(19)*	Applied Micro Circuits Corporation 2011 Equity Incentive Plan

10.3(12)*	Form of Option Agreement under the 1992 Equity Incentive Plan.

10.4(12)*	1992 Equity Incentive Plan.

10.5(7)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.

10.6(2)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.

10.24(4)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.33(3)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.

10.34(12)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.38(3)*	AMCC Deferred Compensation Plan.

10.42(6)+	Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(6)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.53(10)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.

10.58(11)*	Executive Severance Benefit Plan, as amended and restated on October 19, 2011.

10.60(14)+	Qualcomm Patent Purchase Agreement dated July 11, 2008.

10.61(14)+	Qualcomm Patent Purchase Amendment dated July 11, 2008.

10.62(15)	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.

10.63(9)+*	Consulting Agreement with Cynthia J. Moreland entered into on October 21, 2009.

10.65(16)*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

10.66^	Development Agreement dated May 17, 2009, by and between the Company and Veloce Technologies, Inc.

10.67(20)^	First Amendment to Development Agreement dated as of November 8, 2010, by and between the Company and Veloce Technologies, Inc.

10.68^	Second Amendment to Development Agreement dated as of July 18, 2011, by and between the Company and Veloce Technologies, Inc.

10.69^	Technology License Agreement, dated as of March 31, 2009 between ARM Limited and the Company, including without limitation Annex 1 thereto (“TLA Annex 1”).

10.70^	Amendment One to Technology License Agreement, dated March 31, 2010 between ARM Limited and the Company.

10.71(20)^	Amendment Two to Technology License Agreement, dated July 14, 2010 between ARM Limited and the Company.

10.72(20)^	Amendment One to TLA Annex 1, dated August 17, 2010, between ARM Limited and the Company.

10.73(20)^	Amendment Two to TLA Annex 1, dated October 5, 2010, between ARM Limited and the Company.

10.74(20)^	Amendment Three to TLA Annex 1, dated December 1, 2011, between ARM Limited and the Company.

11.1(5)	Computation of Per Share Data under ASC Topic 260-10.

21.1(20)	Subsidiaries of the Registrant.

23.1(20)	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

24.1(20)	Power of Attorney. Reference is made to the signature page of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(20)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(20)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(20)	XBRL Instance Document

101.SCH(20)	XBRL Taxonomy Extension Schema Document

101.CAL(20)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(20)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(20)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(20)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
^	The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
<	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s amended Registration Statement (No. 333-37609) filed November 12, 1997 which registration statement became effective November 24, 1997.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2002.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2001.
(5)	The Computation of Per Share Data under ASC Topic 260-10 is included in the Notes to the Consolidated Financial Statements included in this Annual Report.
(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2003.
(7)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.
(8)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009.
(9)	Incorporated by reference as Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(10)	Incorporated by reference as Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(11)	Incorporated by reference to Exhibit 10.67 filed with the Company’s Current Report on Form 8-K filed October 26, 2011.
(12)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
(13)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(15)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(17)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(18)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(19)	Incorporated by reference to Exhibit 10.66 filed with the Company’s Current Report on Form 8-K filed on August 10, 2011.
(20)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ DR. PARAMESH GOPI
Dr. Paramesh Gopi
President and Chief Executive Officer

Date: November 2, 2012

Exhibit Index

2.1(8)+ <	Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders’ Representative named therein, dated May 17, 2009.

2.2(17)+<	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers’ Representative named therein, dated as of August 17, 2010.

2.3(17)+	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

2.4(18)+<	Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., and the Stockholders’ Representative named therein, dated November 8, 2010.

2.5^(20)<	Amendment No. 2 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., Veloce Technologies LLC and the Stockholders’ Representative named therein, dated April 5, 2012.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.3(13)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.2(17)	Amended and Restated Bylaws of the Company

4.1(2)	Specimen Stock Certificate.

10.1(2)*	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(12)* 10.2(19)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan. Applied Micro Circuits Corporation 2011 Equity Incentive Plan

10.3(12)*	Form of Option Agreement under the 1992 Equity Incentive Plan.

10.4(12)*	1992 Equity Incentive Plan.

10.5(7)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.

10.6(2)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.

10.24(4)*	1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.33(3)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.

10.34(12)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.38(3)*	AMCC Deferred Compensation Plan.

10.42(6)+	Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(6)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.53(10)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.

10.58(11)*	Executive Severance Benefit Plan, as amended and restated on October 19, 2011.

10.60(14)+	Qualcomm Patent Purchase Agreement dated July 11, 2008.

10.61(14)+	Qualcomm Patent Purchase Amendment dated July 11, 2008.

10.62(15)	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.

10.63(9)+*	Consulting Agreement with Cynthia J. Moreland entered into on October 21, 2009.

10.65(16)*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

10.66 ^	Development Agreement dated May 17, 2009, by and between the Company and Veloce Technologies, Inc.

10.67(20)^	First Amendment to Development Agreement dated as of November 8, 2010, by and between the Company and Veloce Technologies, Inc.

10.68 ^	Second Amendment to Development Agreement dated as of July 18, 2011, by and between the Company and Veloce Technologies, Inc.

10.69 ^	Technology License Agreement, dated as of March 31, 2009 between ARM Limited and the Company, including without limitation Annex 1 thereto (“TLA Annex 1”).

10.70 ^	Amendment One to Technology License Agreement, dated March 31, 2010 between ARM Limited and the Company.

10.71(20)^	Amendment Two to Technology License Agreement, dated July 14, 2010 between ARM Limited and the Company.

10.72(20)^	Amendment One to TLA Annex 1, dated August 17, 2010, between ARM Limited and the Company.

10.73(20)^	Amendment Two to TLA Annex 1, dated October 5, 2010, between ARM Limited and the Company.

10.74(20)^	Amendment Three to TLA Annex 1, dated December 1, 2011, between ARM Limited and the Company.

11.1(5)	Computation of Per Share Data under ASC Topic 260-10.

21.1(20)	Subsidiaries of the Registrant.

23.1(20)	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

24.1(20)	Power of Attorney. Reference is made to the signature page of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1(20)	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(20)	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS(20)	XBRL Instance Document

101.SCH(20)	XBRL Taxonomy Extension Schema Document

101.CAL(20)	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF(20)	XBRL Taxonomy Extension Definition Linkbase

101.LAB(20)	XBRL Taxonomy Extension Label Linkbase Document

101.PRE(20)	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.
+	The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
^	The Company has requested confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.
<	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.
(1)	Incorporated by reference to Exhibit 3.2 filed with the Company’s Registration Statement (No. 333-37609) filed October 10, 1997, and as amended by Exhibit 3.3 filed with the Company’s Registration Statement (No. 333-45660) filed September 12, 2000 and Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(2)	Incorporated by reference to identically numbered exhibit filed with the Company’s amended Registration Statement (No. 333-37609) filed November 12, 1997 which registration statement became effective November 24, 1997.
(3)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended June 30, 2002.
(4)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K (No. 000-23193) for the year ended March 31, 2001.
(5)	The Computation of Per Share Data under ASC Topic 260-10 is included in the Notes to the Consolidated Financial Statements included in this Annual Report.
(6)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q (No. 000-23193) for the quarter ended September 30, 2003.
(7)	Effective March 31, 2005, our Board of Directors terminated our 1997 Directors’ Stock Option Plan (the “Directors Plan”). The Directors Plan provided for the automatic grant of stock options to our non-employee directors upon initial election to the Board of Directors and annually thereafter. The termination of the Directors Plan will not affect any stock options previously granted pursuant to the Directors Plan.
(8)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009.
(9)	Incorporated by reference as Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(10)	Incorporated by reference as Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.
(11)	Incorporated by reference to Exhibit 10.67 filed with the Company’s Current Report on Form 8-K filed October 26, 2011.
(12)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.
(13)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.
(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.
(15)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.
(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
(17)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
(18)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.
(19)	Incorporated by reference to Exhibit 10.66 filed with the Company’s Current Report on Form 8-K filed on August 10, 2011.
(20)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2012.