Form 10-Q
period 2012-12-31
APPLIED MICRO CIRCUITS CORP
filed 2013-02-11
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .
Commission File Number: 000-23193
 ________________________________________________________
APPLIED MICRO CIRCUITS CORPORATION
(Exact name of registrant as specified in its charter)
  ________________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2013, 67,672,907 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2012	March 31, 2012
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$15,683	$28,065
Short-term investments-available-for-sale	68,561	85,781
Accounts receivable, net	17,362	22,666
Inventories	13,857	23,244
Other current assets	19,297	31,105
Total current assets	134,760	190,861
Property and equipment, net	36,171	38,100
Goodwill	13,183	13,183
Purchased intangibles	13,008	16,634
Other assets	14,004	10,274
Total assets	$211,126	$269,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$14,427	$21,383
Accrued payroll and related expenses	8,138	6,844
Veloce accrued liability	70,504	32,870
Other accrued liabilities	9,968	9,052
Deferred revenue	1,296	2,137
Total current liabilities	104,333	72,286
Veloce accrued liability	14,540	27,530
Other non-current liability	227	—
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at December 31, 2012 and March 31, 2012
Issued and outstanding shares — 67,032 at December 31, 2012 and 61,879 at March 31, 2012	670	619
Additional paid-in capital	5,920,637	5,881,336
Accumulated other comprehensive loss	(1,818)	(1,765)
Accumulated deficit	(5,827,463)	(5,710,954)
Total stockholders’ equity	92,026	169,236
Total liabilities and stockholders’ equity	$211,126	$269,052
Note: Amounts have been derived from the March 31, 2012 audited consolidated financial statements.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net revenues	$51,698	$56,347	$139,316	$182,120
Cost of revenues	22,958	23,795	61,874	77,830
Gross profit	28,740	32,552	77,442	104,290
Operating expenses:
Research and development	82,711	28,279	151,865	86,256
Selling, general and administrative	12,675	11,406	38,676	32,903
Amortization of purchased intangible assets	338	650	1,589	2,552
Restructuring charges, net	6,218	2	6,218	875
Total operating expenses	101,942	40,337	198,348	122,586
Operating loss	(73,202)	(7,785)	(120,906)	(18,296)
Interest income (expense), net	892	828	3,316	3,578
Other income (expense), net	1,366	86	1,539	209
Loss before income taxes	(70,944)	(6,871)	(116,051)	(14,509)
Income tax expense	618	206	458	597
Net loss	$(71,562)	$(7,077)	$(116,509)	$(15,106)
Basic and diluted net loss per share	$(1.08)	$(0.12)	$(1.81)	$(0.24)
Shares used in calculating basic and diluted net loss per share	66,113	60,990	64,489	62,465
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net loss	$(71,562)	$(7,077)	$(116,509)	$(15,106)
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on investments	(659)	540	196	(1,184)
Loss on foreign currency translation	(127)	(191)	(249)	(390)
Other comprehensive (loss) gain, net of tax	(786)	349	(53)	(1,574)
Total comprehensive loss	$(72,348)	$(6,728)	$(116,562)	$(16,680)
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2012	2011
Operating activities:
Net loss	$(116,509)	$(15,106)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	7,247	6,000
Amortization of purchased intangibles	3,626	5,425
Stock-based compensation expense:
Stock options	3,024	4,207
Restricted stock units	18,521	7,528
Warrants	1,289	—
Veloce accrued liability	56,580	—
Acquisition related adjustment	(133)	(2,267)
Net (gain) loss on disposals of property, equipment and other assets	(1,296)	10
Tax effect on other comprehensive income	(130)	—
Restructuring charges-asset impairment	4,689	—
Changes in operating assets and liabilities:
Accounts receivable	5,304	(10,831)
Inventories	9,387	8,992
Other assets	(2,758)	(3,825)
Accounts payable	(3,907)	(5,124)
Accrued payroll and other accrued liabilities	887	2,506
Veloce accrued liability	(15,928)	—
Deferred revenue	(841)	(465)
Net cash used for operating activities	(30,948)	(2,950)
Investing activities:
Proceeds from sales and maturities of short-term investments	35,367	95,308
Purchases of short-term investments	(17,834)	(79,891)
Proceeds from sale of property, equipment and other assets	1,800	—
Purchase of property, equipment and other assets	(8,454)	(11,899)
Proceeds from sale of strategic equity investment	7,146	—
Purchases of strategic equity investment	(500)	(4,750)
Funding of a note receivable	(500)	—
Net cash provided by (used for) investing activities	17,025	(1,232)
Financing activities:
Proceeds from issuance of common stock	5,841	3,874
Funding of restricted stock units withheld for taxes	(2,773)	(2,739)
Repurchase of common stock	(653)	(20,852)
Funding of structured stock repurchase agreements	—	(10,000)
Payment of contingent consideration	(485)	—
Other	(389)	(272)
Net cash provided by (used for) financing activities	1,541	(29,989)
Net decrease in cash and cash equivalents	(12,382)	(34,171)
Cash and cash equivalents at beginning of year	28,065	84,402
Cash and cash equivalents at end of period	$15,683	$50,231
Supplementary cash flow disclosures:
Income taxes	$662	$627
Shares issued for Veloce merger consideration	$15,956	$—
See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include all the accounts of Applied Micro Circuits Corporation (“AMCC”, “APM”, “AppliedMicro” or the “Company”), and its wholly-owned subsidiaries including Veloce Technologies Inc. (“Veloce”), which was consolidated in prior accounting periods as a variable interest entity (“VIE”) since the Company was determined to be its primary beneficiary. On June 20, 2012, the Company completed the acquisition of Veloce which became a wholly owned subsidiary of the Company as of this date. See note 4 of Notes to Condensed Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

•	capitalized mask sets including its useful lives, which affects cost of goods sold and property and equipment or R&D expenses, if not capitalized;

•	inventory valuation, warranty liabilities, and revenue reserves, which affects cost of sales, gross margin, and revenues;

•	allowance for doubtful accounts, which affects operating expenses;

•	the unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income (expense), net;

•	the valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles and impairments of goodwill;

•
Veloce accrued liability which considers: (i) estimating the total value of the expected Veloce consideration, (ii) determining the stage at which a milestone is deemed to be probable of attainment, (iii) the estimated progress towards achieving the milestone at the time such milestone was deemed probable of achievement, and (iv) estimating the approximate timing of the expected completion of the milestones and related payments;

•	the potential costs of litigation, which affects operating expenses;

•	the valuation of deferred income taxes, which affects income tax expense (benefit); and

•	stock-based compensation, which affects gross margin and operating expenses.
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
2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable:

	December 31, 2012	March 31, 2012
	(In thousands)
Accounts receivable	$18,006	$23,765
Less: allowance for bad debts	(644)	(1,099)
	$17,362	$22,666

Inventories:

	December 31, 2012	March 31, 2012
	(In thousands)
Finished goods	$9,479	$17,883
Work in process	3,246	3,818
Raw materials	1,132	1,543
	$13,857	$23,244
Other current assets:

	December 31, 2012	March 31, 2012
	(In thousands)
Prepaid expenses	$13,470	$20,353
Executive deferred compensation assets	1,375	1,344
Deposits	941	899
Proceeds receivable from sale of strategic investment	1,331	7,100
Other	2,180	1,409
	$19,297	$31,105
Property and equipment:

	Useful Life	December 31, 2012	March 31, 2012
	(In years)	(In thousands)
Machinery and equipment	5-7	$37,357	$36,600
Leasehold improvements	1-15	16,634	14,228
Computers, office furniture and equipment	3-7	43,292	43,929
Buildings	31.5	2,756	2,756
Land	—	9,800	9,800
		109,839	107,313
Less: accumulated depreciation and amortization		(73,668)	(69,213)
		$36,171	$38,100
Goodwill and purchased intangibles:
Goodwill is as follows:

(In thousands)
Goodwill as of December 31, 2012 and March 31, 2012	$13,183
Purchase-related intangibles were as follows:

	December 31, 2012				March 31, 2012
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$441,300	$(431,092)	$10,208	3.8	$441,300	$(429,054)	$12,246	4.6
Customer relationships	12,830	(10,244)	2,586	2.6	12,830	(8,881)	3,949	2.9
Patents/core technology rights/trade name	63,206	(62,992)	214	0.8	63,206	(62,767)	439	1.5
	$517,336	$(504,328)	$13,008		$517,336	$(500,702)	$16,634

As of December 31, 2012, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal Years Ending March 31,
2013 (remaining)	$680	$336	$1,016
2014	2,717	1,189	3,906
2015	2,717	904	3,621
2016	2,717	369	3,086
2017 and thereafter	1,379	—	1,379
Total	$10,210	$2,798	$13,008
Other assets:

	December 31, 2012	March 31, 2012
	(In thousands)
Non-current portion of prepaid expenses	$8,754	$4,193
Strategic investments	5,250	4,750
Other	—	1,331
	$14,004	$10,274
Other accrued liabilities:

	December 31, 2012	March 31, 2012
	(In thousands)
Customer deposits*	$51	$415
Employee related liabilities	3,868	2,051
Executive deferred compensation	1,375	1,344
Income taxes	1,626	1,401
Professional fees	891	961
Contingent consideration	—	618
Other	2,157	2,262
	$9,968	$9,052

* Includes credit balances in Accounts Receivable that have been reclassified as Other Accrued Liabilities
Strategic Investments
The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and on which the Company does not have the ability to exercise significant influence are carried at the lower of cost or cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s condensed consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. No other-than-temporary declines were recorded during the three and nine months ended December 31, 2012 and 2011. During the three and nine months ended December 31, 2012 and 2011, the Company invested zero and $0.5 million, and $2.25 million and $4.75 million, respectively, in non-marketable equity investments and these amounts were carried at cost.

Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments (in thousands):

	December 31, 2012				March 31, 2012
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses				Losses
Cash	$8,683	$—	$—	$8,683	$15,057	$—	$—	$15,057
Cash equivalents	7,000	—	—	7,000	13,008	—	—	13,008
U.S. Treasury securities and agency bonds	12,141	15	2	12,154	16,771	11	19	16,763
Corporate bonds	18,365	78	8	18,435	23,361	56	10	23,407
Mortgage-backed and asset-backed securities*	4,076	349	9	4,416	7,308	364	61	7,611
Closed-end bond funds	23,057	4,959	1,225	26,791	26,401	5,161	1,649	29,913
Preferred stock	4,878	1,887	—	6,765	6,209	1,878	—	8,087
	$78,200	$7,288	$1,244	$84,244	$108,115	$7,470	$1,739	$113,846
Reported as:
Cash and cash equivalents				$15,683				$28,065
Short-term investments available-for-sale				68,561				85,781
				$84,244				$113,846

* At December 31, 2012 and March 31, 2012, approximately $1.7 million and $4.6 million of the estimated fair value presented were mortgage-backed securities, respectively.
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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	December 31, 2012				March 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$8,683	$—	$—	$8,683	$15,057	$—	$—	$15,057
Cash equivalents	7,000	—	—	7,000	10,510	2,498	—	13,008
U.S. Treasury securities and agency bonds	12,154	—	—	12,154	16,763	—	—	16,763
Corporate bonds	—	18,435	—	18,435	—	23,407	—	23,407
Mortgage-backed and asset-backed securities	—	4,416	—	4,416	—	7,611	—	7,611
Closed-end bond funds	26,791	—	—	26,791	29,913	—	—	29,913
Preferred stock	—	6,765	—	6,765	—	8,087	—	8,087
	$54,628	$29,616	$—	$84,244	$72,243	$41,603	$—	$113,846

There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the three and nine months ended December 31, 2012.
The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	December 31, 2012		March 31, 2012
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$13,979	$14,152	$16,683	$16,722
Mature in 1 – 2 years	18,972	19,036	26,869	27,026
Mature in 3 – 5 years	415	459	2,421	2,496
Mature after 5 years	1,216	1,358	1,467	1,537
	$34,582	$35,005	$47,440	$47,781
The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of December 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$2,131	$(2)	$—	$—	$2,131	$(2)
Corporate bonds	2,950	(3)	245	(5)	3,195	(8)
Mortgage-backed and asset-backed securities	580	(5)	16	(4)	596	(9)
Closed-end bond funds	43	(2)	6,950	(1,223)	6,993	(1,225)
	$5,704	$(12)	$7,211	$(1,232)	$12,915	$(1,244)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$8,938	$(19)	$—	$—	$8,938	$(19)
Corporate bonds	5,463	(10)	—	—	5,463	(10)
Mortgage-backed and asset-backed securities	894	(20)	353	(41)	1,247	(61)
Closed-end bond funds	—	—	6,628	(1,649)	6,628	(1,649)
	$15,295	$(49)	$6,981	$(1,690)	$22,276	$(1,739)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges, for the three and nine months ended December 31, 2012 and 2011. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until its estimated recovery of amortized cost. As of December 31, 2012 and March 31, 2012, the Company also had $7.3 million and $7.5 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.
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

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Beginning balance	$370	$244	$454	$176
Charged to costs of revenues	96	210	311	515
Charges incurred	(108)	(8)	(407)	(245)
Ending balance	$358	$446	$358	$446
Interest income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Interest income	$685	$807	$1,915	$2,896
Net realized gain on short-term investments	207	21	1,401	682
	$892	$828	$3,316	$3,578
Other income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net gain (loss) on disposals of property, equipment and other assets	$1,299	$—	$1,289	$(10)
Other, net	67	86	250	219
	$1,366	$86	$1,539	$209
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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net loss	$(71,562)	$(7,077)	$(116,509)	$(15,106)
Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	66,113	60,990	64,489	62,465
Net effect of dilutive common share equivalents	—	—	—	—
Weighted average common shares outstanding, diluted	66,113	60,990	64,489	62,465
Basic and diluted net loss per share	$(1.08)	$(0.12)	$(1.81)	$(0.24)
The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 5.4 million and 8.7 million equivalent shares for the three and nine months ended December 31, 2012, respectively, and 10.7 million and 8.8 million shares for the three and nine months ended December 31, 2011, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the periods presented.

The effect of dilutive securities (comprised of options and restricted stock units) totaling 1.4 million and 0.7 million equivalent shares for the three and nine months ended December 31, 2012, respectively, and 0.2 million and 0.5 million shares for the three and nine months ended December 31, 2011, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company has incurred losses in the periods presented.
Total equivalent shares excluded from the net loss per share computation are 6.8 million and 9.4 million for the three and nine months ended December 31, 2012, respectively, and 10.9 million and 9.3 million shares for three and nine months ended December 31, 2011, respectively.
3. RESTRUCTURING CHARGES
The Company recognizes restructuring costs related to asset impairment and exit or disposal activities. Cost relating to facilities closure, or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the cost are deemed both probable and estimable.
December 2012 Restructuring Program
The Company implemented a restructuring program during the three months ended December 31, 2012 to reorganize its' operations and reduce its workforce and related operating expenses. The plan includes eliminating job redundancies and reducing the Company's current workforce by approximately 70 employees. As a result, the Company recorded a charge of $1.5 million for employee severances and $4.7 million for an asset impairment. The asset impairment related to the impairment of the unamortized value of a software intellectual property license, which the Company no longer intends to use to develop new products. The Company expects the restructuring program to be completed by the end of its current fiscal year ended March 31, 2013.
The restructuring activity for the three months ended December 31, 2012 is described below.

	Workforce Reduction	Asset Impairment	Total
Restructuring charges	$1,529	$4,689	$6,218
Cash payments	(97)	—	(97)
Liability	$1,432	$4,689	$6,121
April 2011 Restructuring Program
The April 2011 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved more of its functions offshore, which would allow it to be closer and more connected to its customer’s third party subcontract manufacturers. The April 2011 restructuring plan included eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, the Company recorded a charge of $0.9 million for employee severances for the three and nine months ended December 31, 2011.
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
The terms of the Merger Agreement include the payment of initial consideration of up to $60.4 million, payable in shares of Company common stock and/or cash (at the Company's election) to holders of Veloce common stock, Veloce stock options that were vested on the Closing Date, and holders of Veloce stock equivalents (collectively, “Veloce Equity Holders”). During the three and nine months ended December 31, 2012, as part of the above arrangement, the Company issued 0.2 million shares valued at $1.1 million and 2.9 million shares valued at $16.0 million, respectively, and paid approximately $1.1 million and $15.9 million in cash, respectively. Of the $60.4 million that relates to the initial consideration, $31.9 million has been paid to date. To the extent payments of the $60.4 million are paid in the Company's common stock and relate to shares of Veloce stock that were outstanding at the date of the closing of the Merger, the value of the Company's common stock is fixed at $5.546 per share (“fixed shares”). The balance of the $60.4 million or approximately $28.5 million will be paid over multiple quarters and will include approximately 1.2 million fixed shares and at least $10.2 million in cash for a total value of $16.9 million.

The remaining $11.6 million of the $28.5 million will be paid in a combination of cash and shares of the Company's common stock valued at the then-current market price.
For accounting purposes, the consideration to be paid under the Merger Agreement is considered compensatory and is recognized as research and development expense when incurred. Recognition of these costs as expense will occur when the specific development and performance milestones become probable of achievement and the amount of expense will be based upon the estimated stage of product development to date. As of March 31, 2012, the first development and performance milestone set forth under the Merger Agreement was considered probable of achievement and the Company recognized $60.4 million of research and development expense.
The total estimated value to the Veloce Equity Holders is based on the Company achieving certain performance benchmarks defined under the Merger Agreement within a certain time period. The Company performed various simulations during the three months ended December 31, 2012. The results of the simulations exceeded expectations for certain of the benchmarks defined under the Merger Agreement, and as a result the estimated maximum value to the Veloce Equity Holders was increased from approximately $135 million to the contractual maximum of $178.5 million, based on the Company's current expectations regarding the achievement of such product development milestones. As such, the total expense that the company expects to recognize has been updated to be in the range of $117M (recognized through December 31, 2012) up to $178.5 million, depending upon the achievement of multiple product development cycles and technical performance results. The increase in the estimated value to the Veloce Equity Holders also resulted in an increase of the estimated value of the first performance milestone. Research and Development expense recognized during the three months ended December 31, 2012 relating to the first performance milestone was based upon the estimated stage of the development of the first milestone as of December 31, 2012 and the estimated value tied to the first performance milestone. The remaining costs associated with the first performance milestone, estimated value of the first milestone less expense recognized through December 31, 2012, will be recognized on a straight line basis, subject to adjustment for actual progress towards the milestones, over the remaining period of expected development which is currently estimated not to exceed the next three fiscal quarters.
Additionally, during the three months ended December 31, 2012, the second development and performance milestone set forth under the Merger Agreement was considered probable of achievement. The Company recognized research and development expenses that were based upon the estimated stage of development and estimated value tied to the second performance milestone. The remaining costs associated with the second performance milestone will be recognized on a straight line basis, subject to adjustment for actual progress towards the milestones, over the remaining period of expected development which is currently estimated not to exceed the next three fiscal quarters.
The third and last development and performance milestone set forth under the Merger Agreement was not yet considered probable of achievement as of December 31, 2012.
Total research and development expenses expected to be recognized upon completion of the first and second performance milestones is approximately $142.8 million (including the initial consideration of $60.4 million), of which approximately $117 million has been recognized through December 31, 2012. During the three and nine months ended December 31, 2012, expenses recognized in connection with first and second performance milestones were $51.9 million and $56.6 million, respectively. The amount and timing of expense recognition is determined based upon the probability of the respective performance milestone being achieved, the estimated progress of development, and estimated date of the milestone attainment. Timing of payments will be based upon actual attainment of the development and performance milestones, and upon vesting, if any, associated with outstanding Veloce' stock equivalents.
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
Common Stock
At December 31, 2012, the Company had 375.0 million shares authorized for issuance and approximately 67.0 million shares issued and outstanding. At March 31, 2012, there were approximately 61.9 million shares issued and outstanding.

Employee Stock Purchase Plan
The Company had in effect the 1998 Employee Stock Purchase Plan (1998 Plan) under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. In August 2012, the Company’s stockholders approved the proposal to reserve an additional 1.8 million shares under the 2012 Employee Stock Purchase Plan (2012 Plan). Upon adoption of the 2012 Plan, the 1998 Plan was terminated. Under the terms of the 2012 Plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended December 31, 2012 and 2011, 0.4 million shares for each of these periods were issued under the 1998 Plan. At December 31, 2012, 6.6 million shares had been issued under all previous stock plans and none were available for future issuance, and 1.8 million shares were available for issuance under the 2012 Plan.
Stock Repurchase Program
In August 2004, the Board authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company’s common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured stock repurchase agreements. In October 2008, the Board increased the stock repurchase program by $100.0 million. During the nine months ended December 31, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. During nine months ended December 31, 2011, approximately 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.3 million shares at a weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to the Company.
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
During the nine months ended December 31, 2012, the Company did not enter into any structured stock repurchase agreements. During nine months ended December 31, 2011, the Company entered into structured stock repurchase agreements totaling $10.0 million for which it received 1.0 million in shares of its common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements. At December 31, 2011, the Company had no outstanding structured stock repurchase agreements. From the inception of the Company’s most recent stock repurchase program in August 2004, it entered into structured stock repurchase agreements totaling $277.5 million. Upon settlement of these agreements, as of December 31, 2012, the Company received $179.8 million in cash and 10.0 million shares of its common stock at an effective purchase price of $9.78 per share.
The table below is a plan-to-date summary of the Company’s repurchase program activity as of December 31, 2012 (in thousands, except per share data):

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
At December 31, 2012 and March 31, 2012, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.
Option activity under the Company’s stock incentive plans during the nine months ended December 31, 2012 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	4,164	$10.67
Granted	40	5.58
Exercised	(110)	5.22
Forfeited	(406)	15.56
Outstanding at the end of the period	3,688	$10.24
Vested and expected to vest at the end of the period	3,675	$10.25
Vested at the end of the period	3,105	$10.50
At December 31, 2012, the weighted average remaining contractual term for options outstanding and vested is 3.3 years each.
The aggregate pretax intrinsic value of options exercised during the nine months ended December 31, 2012 was approximately $0.1 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2012 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.68 - $ 7.12	843	2.96	$6.54	503	$6.18
7.13 - 8.07	853	3.81	7.71	823	7.70
8.08 - 11.86	801	3.94	10.39	678	10.20
11.87 - 14.40	815	3.13	12.93	725	13.01
14.41 - 24.16	376	2.18	18.15	376	18.15
$ 1.68 - $24.16	3,688	3.33	$10.24	3,105	$10.50
As of December 31, 2012, the aggregate pre-tax intrinsic value of options outstanding and exercisable was approximately $2.2 million and $1.8 million. The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $8.42 on December 31, 2012.
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
In May 2009, the Company issued three years performance-based RSU grants, or “EBITDA” Grants which were completed in fiscal 2012 and no additional grants will be made under this grant.
In April 2011, the Committee authorized additional three years performance-based RSU grants, or “EBITDA2” Grants. EBITDA2 Grants are similar to the EBITDA Grant program introduced in 2009. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense. The Company believes that that it would be highly unlikely for any EBITDA2 shares to vest during the three-year life of the program. Fiscal 2012 was declared zero attainment and vesting target shares have rolled over to fiscal 2013. The Company expects that all shares issued under the EBITDA2 program will expire unvested when the program concludes in May 2014.
In November 2011 and February 2012, the Committee authorized additional 18 months performance-based RSU grants, or “Performance Retention Grants”, which are intended to incentivize superior performance and retain key employees. In May 2012, the Committee authorized 12 months Performance Retention Grants. Vesting for the Performance Retention Grants is subject to (i) the accomplishment of goals and objectives of the individual’s business unit and (ii) individual performance as measured by the accomplishment of individual goals and objectives. The 18-month RSU shares generally vest 2/3 after one year, with certain unearned amounts able to roll over to the subsequent vesting period, and 1/3 after 18 months. The 12-month RSU shares will have the opportunity to vest after 1 year. Unvested RSU shares remaining at the end of the program period will expire unvested. The Company evaluates the probability of achieving the goals and objectives and adjusts any RSU expense which is included in stock-based compensation expense.
In February 2012, Dr. Gopi was awarded 500,000 restricted stock units. The value of these restricted stock units is $3.7 million. These awards will vest only if the Company’s performance milestones relating to the Veloce merger are satisfied; otherwise they will expire unvested. The Company evaluates the probability of achieving the milestones and recognizes expense accordingly. During the three and nine months ended December 31, 2012, two of the performance milestones were assessed of being probable of completion and their associated expense has been recorded in the Company's financial statements during these periods.

Restricted stock unit activity during the nine months ended December 31, 2012 is set forth below (in thousands):

Restricted Stock Units Outstanding Number of Shares
Outstanding at the beginning of the year	9,244
Awarded	894
Vested	(2,152)
Cancelled	(1,322)
Outstanding at the end of the period	6,664
The weighted average remaining contractual term for the restricted stock units outstanding as of December 31, 2012 was 1.4 years.
As of December 31, 2012, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $56.1 million which includes performance based awards which are subject to milestone attainment. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $8.42 on December 31, 2012.
The aggregate pretax intrinsic value of RSUs released during the nine months ended December 31, 2012 was $13.0 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
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
The Company did not grant options during the three months ended December 31, 2012 and 2011. The fair value of the options granted during the nine months ended December 31, 2012 and 2011 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Nine Months Ended December 31,
	Employee Stock Options		Employee Stock Purchase Plans
	2012	2011	2012	2011
Expected life (years)	4.5	3.8	0.5	0.5
Risk-free interest rate	0.7%	1.4%	0.2%	0.2%
Volatility	54%	48%	50%	55%
Dividend yield	—	—	—	—
Weighted average fair value	$2.47	$3.83	$1.50	$1.92

The weighted average grant-date fair value per share of the restricted stock units awarded was $6.13 and $5.71 during the three and nine months ended December 31, 2012, respectively, compared to $8.02 and $9.21 during the three and nine months ended December 31, 2011, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
Effective April 1, 2012, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.8% to 6.6% as a result of an decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The following table summarizes stock-based compensation expense related to stock options and restricted stock units (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Stock-based compensation expense by type of award
Stock options and warrants	$935	$1,646	$3,024	$4,207
Restricted stock units	5,276	2,824	18,427	7,533
Total stock-based compensation	6,211	4,470	21,451	11,740
Stock-based compensation expensed from/(capitalized to) inventory	11	(37)	94	(5)
Total stock-based compensation expense	$6,222	$4,433	$21,545	$11,735
The following table summarizes stock-based compensation expense as it relates to the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Stock-based compensation expense by cost centers
Cost of revenues	$147	$120	$502	$297
Research and development	2,814	2,647	10,733	6,761
Selling, general and administrative	3,250	1,703	10,216	4,682
Total stock-based compensation	$6,211	$4,470	$21,451	$11,740
Stock-based compensation expensed from/(capitalized to) inventory	11	(37)	94	(5)
Total stock-based compensation expense	$6,222	$4,433	$21,545	$11,735
The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016, including time and performance based awards that are expected to vest, at December 31, 2012 is $12.6 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.4 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
The above stock based compensation expense of approximately $21.5 million for the nine months ended December 31, 2012 does not include approximately $1.3 million of expense related to the acceleration of Veloce warrants. See note 5 of Notes to Condensed Consolidated Financial Statements for further details relating to the Veloce warrants.
7. CONTINGENCIES
Legal Proceedings
The Company is currently a party to various legal proceedings, including those noted in this section. While Management presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company's financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, unfavorable rulings or other events could occur. In addition, legal proceedings are expensive to prosecute and defend against and can divert Management attention and Company resources away from the Company's business objectives. Unfavorable resolutions could include monetary damages against the Company, or preclude the Company from recovering the damages it seeks in legal proceedings it has commenced. It is also possible that the Company could conclude it is in the best interests of its stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments or the surrender of rights to collect substantial payments from third parties. However, The Company has not reached this conclusion with respect to any particular matter at this time.
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

•
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2012 and 2011. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Financial condition and liquidity. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking statements. These forward-looking statements are made as of the date of this report. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements. The forward-looking statements are based on our current expectations, estimates and projections about our industry, management’s beliefs, and other assumptions made by us. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part II, Item 1A, “Risk Factors” and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.
OVERVIEW
The Company
Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC”, the “Company”, “we” or “our”) is a leader in semiconductor solutions for the data center, enterprise, telecom and consumer/small medium business (“SMB”) markets. We design, develop, market, sell and support high-performance low power ICs, which are essential for the processing, transporting and storing of information worldwide. In the telecom and enterprise markets, we utilize a combination of design expertise coupled with system-level knowledge and multiple technologies to offer IC products for wireline and wireless communications equipment such as wireless access points, wireless base stations, multi-function printers, enterprise and edge switches, blade servers, storage systems, gateways, core switches, routers, metro, long-haul, and ultra-long-haul transport platforms. In the consumer/SMB markets, we combine optimized software and system-level expertise with highly integrated semiconductors to deliver comprehensive reference designs and stand-alone semiconductor solutions for wireline and wireless communications equipment such as wireless access points, network attached storage, and residential and smart energy gateways. We are committed to our strategy to focus on the transition to converge computing and connectivity into the Data Center which will create optimized total-cost-of-ownership solutions for cloud server workloads and position us towards the large growth data center market. Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.
We are a semiconductor company that possesses fundamental and differentiated intellectual property for high speed signal processing, packet based communications processors and telecommunications transport protocols. This intellectual property enables us to be a key player in the data center, enterprise and telecommunications applications. Our customer focus is on the OEMs and telecommunications companies that build and connect to data centers. As of December 31, 2012, our business had two reporting units, Computing and Connectivity.

Since the start of fiscal 2011, we have invested a total of $436.3 million in the R&D of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly-integrated solutions, and other products to expand and complete our portfolio of communications solutions including our ARM 64-bit based server product development. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and often result in significantly less demand for our products than was expected when the development work commenced.
We implemented a restructuring program during the three months ended December 31, 2012 to reorganize our operations and reduce our workforce and related operating expenses. The plan includes eliminating job redundancies and reducing our current workforce by approximately 70 employees. As a result, we recorded a charge of $1.5 million for employee severances and $4.7 million for an asset impairment. The asset impairment related to the impairment of the unamortized value of a software intellectual property license, which the Company no longer intends to use to develop new products.
We expect to incur cash expenditures of approximately $1.2 million to $1.4 million during the current fiscal year ending March 31, 2013 for employee severances and anticipate that the restructuring plan will reduce ongoing headcount expenses by approximately $8.0 million to $9.0 million annually and other additional operational expenses by $4.0 million to $5.0 million annually. We expect the restructuring program to be completed by the end of its current fiscal year ending March 31, 2013.
Acquisition of Veloce
On June 20, 2012 (the “Closing Date”), the Company completed its acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, entered into as of May 17, 2009 (the “Initial Agreement”), as amended by Amendment No. 1 to Agreement and Plan of Merger, entered into as of November 8, 2010 (the “First Amendment”), and Amendment No. 2 to Agreement and Plan of Merger, entered into as of April 5, 2012 (the “Second Amendment” and, collectively with the Initial Agreement and the First Amendment, the “Merger Agreement”). The First Amendment was amended, restated and replaced in its entirety by the Second Amendment. The Merger is treated as a “reorganization” under Section 368 of the Internal Revenue Code.
The terms of the Merger Agreement include the payment of initial consideration of up to $60.4 million, payable in shares of Company common stock and/or cash (at the Company's election) to holders of Veloce common stock, Veloce stock options that were vested on the Closing Date, and holders of Veloce stock equivalents (collectively, “Veloce Equity Holders”). During the three and nine months ended December 31, 2012, as part of the above arrangement, the Company issued 0.2 million shares valued at $1.1 million and 2.9 million shares valued at $16.0 million, respectively, and paid approximately $1.1 million and $15.9 million in cash, respectively. Of the $60.4 million that relates to the initial consideration, $31.9 million has been paid to date. To the extent payments of the $60.4 million are paid in the Company's common stock and relate to shares of Veloce stock that were outstanding at the date of the closing of the Merger, the value of the Company's common stock is fixed at $5.546 per share (“fixed shares”). The balance of the $60.4 million or approximately $28.5 million will be paid over multiple quarters and will include approximately 1.2 million fixed shares and at least $10.2 million in cash for a total value of $16.9 million. The remaining $11.6 million of the $28.5 million will be paid in a combination of cash and shares of the Company's common stock valued at the then-current market price.
For accounting purposes, the consideration payable for the acquisition of Veloce is considered compensatory and is recognized as research and development expense when incurred. Recognition of these costs will occur when the specific development and performance milestones become probable of achievement and the amount of expense will be based upon the estimated stage of product development to date. As of March 31, 2012, the first development and performance milestone set forth under the Merger Agreement was considered probable of achievement and the Company recognized $60.4 million of expense.
The total estimated value to the Veloce Equity Holders is based on the Company achieving certain performance benchmarks defined under the Merger Agreement within a certain time period. The Company performed various simulations during the three months ended December 31, 2012. The results of the simulations exceeded expectations for certain of the benchmarks defined under the Merger Agreement, and as a result the estimated maximum value to the Veloce Equity Holders was increased from approximately $135 million to the contractual maximum of $178.5 million, based on the Company's current expectations regarding the achievement of such product development milestones. As such, the total estimated value to the Veloce Equity Holders has been updated to be in the range of $117 million to $178.5 million, depending upon the achievement of multiple product development milestones and technical performance results. The increase in the estimated value to the Veloce Equity Holders also resulted in an increase of the estimated value of the first performance milestone. Research and Development expense recognized during the three months ended December 31, 2012 relating to the first performance milestone was based upon the estimated stage of the development of the first milestone as of December 31, 2012 and the estimated value tied to the first performance milestone. The remaining costs associated with the first performance milestone, estimated value of the first milestone less expense recognized through December 31, 2012, will be recognized on a straight line basis, subject to adjustment for actual progress towards the milestones, over the remaining period of expected development which is currently estimated not to exceed the next three fiscal quarters.
Additionally, during the three months ended December 31, 2012, the second development and performance milestone set forth under the Merger Agreement was considered probable of achievement. The Company recognized research and development expenses that were based upon the estimated stage of development and estimated value tied to the second performance milestone. The remaining costs associated with the second performance milestone will be recognized on a straight line basis, subject to adjustment for actual progress towards the milestones, over the remaining period of expected development which is currently estimated not to exceed the next three fiscal quarters.
The third and last development and performance milestone set forth under the Merger Agreement was not yet considered probable of achievement as of December 31, 2012.
Total research and development expenses expected to be recognized upon completion of the first and second performance milestones is approximately $142.8 million (including the initial consideration of $60.4 million), of which approximately $117 million has been recognized through December 31, 2012. During the three and nine months ended December 31, 2012, expenses recognized in connection with first and second performance milestones were $51.9 million and $56.6 million, respectively. The amount and timing of expense recognition is determined based upon the probability of the respective performance milestone being achieved, the estimated progress of development, and estimated date of the milestone attainment. Timing of payments will be based upon actual attainment of the development and performance milestones, and upon vesting, if any, associated with outstanding Veloce' stock equivalents.

Of the total of approximately $142.8 million which is expected to be due to Veloce upon the attainment of the first two development and performance milestones and expected to be paid over multiple quarters, $31.9 million has been paid to date and the Company expects that approximately another $77 million will be paid in cash and stock by September 30, 2013.
Summary Financials
The following tables present a summary of our results of operations for the three and nine months ended December 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$51,698	100.0%	$56,347	100.0%	$(4,649)	(8.3)%
Cost of revenues	22,958	44.4	23,795	42.2	(837)	(3.5)
Gross profit	28,740	55.6	32,552	57.8	(3,812)	(11.7)
Total operating expenses	101,942	197.2	40,337	71.6	61,605	152.7
Operating loss	(73,202)	(141.6)	(7,785)	(13.8)	65,417	840.3
Interest and other income, net	2,258	4.4	914	1.6	1,344	147.0
Loss before income taxes	(70,944)	(137.2)	(6,871)	(12.2)	64,073	932.5
Income tax expense	618	1.2	206	0.4	412	200.0
Net loss	$(71,562)	(138.4)%	$(7,077)	(12.6)%	$64,485	911.2

	Nine Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$139,316	100.0%	$182,120	100.0%	$(42,804)	(23.5)%
Cost of revenues	61,874	44.4	77,830	42.7	(15,956)	(20.5)
Gross profit	77,442	55.6	104,290	57.3	(26,848)	(25.7)
Total operating expenses	198,348	142.4	122,586	67.3	75,762	61.8
Operating loss	(120,906)	(86.8)	(18,296)	(10.0)	102,610	560.8
Interest and other income, net	4,855	3.5	3,787	2.1	1,068	28.2
Loss before income taxes	(116,051)	(83.3)	(14,509)	(8.0)	101,542	699.9
Income tax expense	458	0.3	597	0.3	(139)	(23.3)
Net loss	$(116,509)	(83.6)%	$(15,106)	(8.3)%	$101,403	671.3
Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.
On a sell-through basis, we had approximately 61 days of inventory in the distributor channel at December 31, 2012 as compared to 65 days at December 31, 2011. The decrease in inventory days was due to a further decline in amounts sold into the distributor channel than the amounts sold through during the quarter ended December 31, 2012 as compared to the quarter ended December 31, 2011.
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
We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets including our strategy to focus on the transition to the large growth data center market.
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
The portion of our business represented by connectivity revenues attributable to our OTN and 10 gigabit or faster Ethernet products and that attributable to our SONET/SDH and Legacy Switch products for the year ended March 31, 2012 was 59% and 41%, respectively.

The following table presents the portion of our business represented by connectivity revenues attributable to our OTN and 10 gigabit or faster Ethernet products and that attributable to our SONET/SDH and Legacy Switch products for the three and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
OTN and 10G Ethernet products	80%	75%	77%	57%
SONET, SDH (including Switch) products	20%	25%	23%	43%
	100%	100%	100%	100%
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
For these and other reasons, our net revenue and results of operations for the three and nine months ended December 31, 2012 may not necessarily be indicative of future net revenue and results of operations.
Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Wintec (global logistics provider)	21%	19%	20%	21%
Avnet (distributor)	27%	23%	28%	19%
Flextronics (sub-contract manufacturer)	*	*	*	11%

*	Less than 10% of total net revenues.
We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2012		2011		2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America*	$22,910	44.3%	$24,044	42.7%	$56,337	40.4%	$82,455	45.3%
Taiwan	6,513	12.6	5,997	10.6	16,579	11.9	15,462	8.5
Hong Kong	4,487	8.7	5,094	9.0	16,405	11.8	17,601	9.7
China	290	0.6	1,062	1.9	1,879	1.4	4,152	2.3
Europe*	9,556	18.5	9,220	16.4	26,345	18.9	31,895	17.5
Japan	2,142	4.1	3,803	6.7	6,180	4.4	7,643	4.2
Malaysia	1,413	2.7	1,685	3.0	3,758	2.7	6,541	3.6
Singapore	2,773	5.4	3,555	6.3	7,835	5.6	10,440	5.7
Other Asia	1,346	2.6	1,659	2.9	3,276	2.4	5,227	2.9
Other	268	0.5	228	0.4	722	0.5	704	0.4
	$51,698	100.0%	$56,347	100.0%	$139,316	100.0%	$182,120	100.0%

*	Change in revenues was primarily due to shift in customer demand and continuing geographic changes to macro-economic conditions.
Our revenues are primarily denominated in U.S. dollars, other than revenues that account for less than 10% of our total revenues, which are denominated primarily in the Danish Kroner.
Key non-GAAP measurements. We use certain non-GAAP metrics such as Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to measure our performance. We define Adjusted EBITDA as net (loss) income, less interest income, income taxes, depreciation and amortization, stock-based compensation, amortization of intangibles and other one-time and/or non-cash items.
The following table reconciles Adjusted EBITDA to the accompanying financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net loss	$(71,562)	$(7,077)	$(116,509)	$(15,106)
Adjustments to net loss:
Interest and other income, net	(689)	(853)	(2,023)	(3,121)
Stock-based compensation expense	6,222	4,433	21,545	11,735
Warrant expense	—	—	1,289	—
Amortization of purchased intangibles	1,017	1,329	3,626	5,425
Restructuring charges, net	6,218	2	6,218	875
Veloce accrued liability	51,930	—	56,580	—
Impairment of marketable securities*	(270)	(61)	(1,533)	(666)
Acquisition related recoveries	—	—	—	(2,267)
Depreciation and amortization**	3,889	2,539	10,244	7,193
Sale of assets	(1,299)	—	(1,299)	—
Other and income tax adjustment	618	204	325	598
Adjusted EBITDA	$(3,926)	$516	$(21,537)	$4,666

*	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.
**	For non-GAAP purposes, amortization adjustment is related to certain prepaid software intellectual property licenses.

We believe that Adjusted EBITDA is a useful supplemental measure of our operation’s performance because it helps investors evaluate and compare the results of operations from period to period by removing the accounting impact of the company’s financing strategies, tax provisions, depreciation and amortization, restructuring charges, stock based compensation expense, Veloce accrued liability and certain other operating items. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of the company’s control; they are unrelated to the ongoing operations of the business in the ordinary course; they are unusual or infrequent and the company does not expect them to occur in the ordinary course of business; or they are non-cash expenses.
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
The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the order will result in future revenues and the effect of changing lead times on bookings. Our book-to-bill ratio at December 31, 2012 and 2011 was 1.3 and 0.9, respectively.
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
Investments
We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the three and nine months ended December 31, 2012 and fiscal year ended March 31, 2012, we did not record any other-than-temporary impairment charges. As of December 31, 2012, we did not record an impairment charge in connection with securities in a loss position (fair value less than carrying value) with unrealized losses of $1.2 million as we believe that such unrealized losses are temporary. In addition, we also had $7.3 million in unrealized gains.
Veloce Consideration
We periodically evaluate the progress of the development work that is performed by Veloce, in connection with our contractual arrangement with Veloce. Based on such an evaluation as well as considering various other qualitative factors, we estimate the total value of the development work being performed by Veloce, and assess the timing and probability of attaining contractually defined performance milestones.
Upon assessing a performance milestone as probable of achievement, the amount of research and development expense that is recognized is based upon the estimated stage of development of that milestone and the estimated value associated with each performance milestone. The consideration that we will pay for each performance milestone is based upon the timing of when the performance milestone is completed.
Significant judgment is required to estimate the total value of the Veloce development work, assess when a performance milestone is probable of achievement and estimating the timing of when the performance milestones will be completed.
The estimated total value of the Veloce consideration is currently based upon the benchmarks that were achieved during simulations that were performed during the three months ended December 31, 2012 and correlating the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated value to the Veloce Equity Holders has been updated from a previous estimated maximum of $135 million to the contractual maximum of $178.5 million. As a result of this increase in value, the estimated value relating to the first performance milestone was also increased. The additional expense recognized as a result of the increased value reflects the estimated stage of development for the first performance milestone as of December 31, 2012.
We rely on discussions with internal technical personnel and using various qualitative and quantitative factors, including, but not limited to, overall complexity, stage of development and progress made to date, results of testing, and consideration as to the nature of the remaining development work, to assess probability of attaining the performance milestones defined in the Merger Agreement. If based on our assessment we believe attainment of a performance milestone is probable, we will recognize expenses related to the estimated stage of development for the performance milestone. During the quarter ended December 31, 2012, we assessed the second performance milestone to be probable of achievement. Currently we believe that the first two performance milestones are probable of attainment. Upon completion, the estimated value of these two performance milestone will be $142.8 million. We have expensed as research and development expense, approximately $117 million through December 31, 2012. The third and final performance milestone is currently not yet believed to be probable of attainment.
We periodically assess the developmental progress made towards the attainment of the various milestones and rely on internal discussions with technical personnel to assess the stage of development for a particular performance milestone and the estimated time to complete based on the respective work plan. This information is used in determining the amount of expense to recognize for a performance milestone once the performance milestone is deemed probable of achievement. This information is also utilized in determining the period over which to recognize the remaining expenses relating to the specific performance milestone. During the fiscal quarter ended December 31, 2012, the total estimated value of the Veloce consideration increased and we assessed the second performance milestone to be probable of achievement. The total expense recognized was based upon the estimated stage of development and value of the respective performance milestones. As of December 31, 2012, we estimate that the first two performance milestones were deemed probable of completion, and projected to be completed by no later than the next three fiscal quarters. The third and last performance milestone set forth under the Merger Agreement was not yet considered probable of achievement as of December 31, 2012.

Total research and development expenses expected to be recognized upon completion of the first and second performance milestones is approximately $142.8 million (including the initial consideration of $60.4 million), of which approximately $117 million has been recognized through December 31, 2012. During the three and nine months ended December 31, 2012, expenses recognized in connection with first and second performance milestones were $51.9 million and $56.6 million, respectively.
Inventory Valuation
Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by SAB Topic 5-BB. To illustrate the sensitivity of inventory valuations to future estimates, as of December 31, 2012, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $1.4 million and increasing our future demand forecast to 18 months would increase our current inventory valuation by approximately $0.4 million.
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
Mask Costs
We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the cost for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. We periodically reassess the estimated product production period for specific mask sets capitalized. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three and nine months ended December 31, 2012, total mask costs capitalized was zero and $3.1 million, respectively. During the three and nine months ended December 31, 2011, total mask costs capitalized was $0.6 million and $1.8 million, respectively.
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
RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended December 31, 2012 to the Three and Nine Months Ended December 31, 2011
Net Revenues. Net revenues for the three and nine months ended December 31, 2012 were $51.7 million and $139.3 million, representing a decrease of 8.3% and 23.5% from net revenues of $56.3 million and $182.1 million for the three and nine months ended December 31, 2011, respectively. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Computing	$29,536	57.1%	$33,658	59.7%	$(4,122)	(12.2)%
Connectivity	22,162	42.9	22,689	40.3	(527)	(2.3)
	$51,698	100.0%	$56,347	100.0%	$(4,649)	(8.3)%

	Nine Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Computing	$75,749	54.4%	$97,817	53.7%	$(22,068)	(22.6)%
Connectivity	63,567	45.6	84,303	46.3	(20,736)	(24.6)
	$139,316	100.0%	$182,120	100.0%	$(42,804)	(23.5)%

During the three and nine months ended December 31, 2012, our Computing revenues declined by 12.2% and 22.6%, respectively, and our Connectivity revenues declined by 2.3% and 24.6%, respectively compared to the same periods last year. The overall revenue decline was spread across both the Computing and Connectivity product families and was as a result of lower demand for our products due to overall softness in the macro conditions and due to the roll-off of legacy products as we continue to focus on the development of our new products. In addition, the revenues for our Connectivity products were lower due to the delay in the overall OTN infrastructure build-out.
Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2012 and 2011 (dollars in thousands):

	Three months ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$51,698	100.0%	$56,347	100.0%	$(4,649)	(8.3)%
Cost of revenues	22,958	44.4	23,795	42.2	837	3.5
	$28,740	55.6%	$32,552	57.8%	$(3,812)	(11.7)%

	Nine Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$139,316	100.0%	$182,120	100.0%	$(42,804)	(23.5)%
Cost of revenues	61,874	44.4	77,830	42.7	15,956	20.5
	$77,442	55.6%	$104,290	57.3%	$(26,848)	(25.7)%

The gross profit percentage for each of the three and nine months ended December 31, 2012 was 55.6% compared to 57.8% and 57.3% for the three and nine months ended December 31, 2011, respectively. The decrease in our gross profit percentage, excluding the impact of amortization of purchased intangibles, was 56.9% and 57.0%, and 59.0% and 58.8%, respectively, for the three and nine months ended December 31, 2012 and 2011, respectively. The decrease in our gross profit percentage was primarily due to lower licensing revenues, unfavorable product mix, lower overall revenues that have an impact on the absorption of fixed costs, and declining average selling prices.
The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2012 and 2011 was $0.7 million and $2.0 million, and $0.7 million and $2.9 million, respectively. The decrease during the nine months ended December 31, 2012 and 2011 was primarily due to certain purchased intangible assets being fully amortized during the fiscal year ended March 31, 2012 resulting in a lower amortization charge in the three and nine months ended December 31, 2012.
Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and nine months ended December 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$82,711	160.0%	$28,279	50.2%	$54,432	192.5%
Selling, general and administrative	$12,675	24.5%	$11,406	20.2%	$1,269	11.1%

	Nine Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$151,865	109.0%	$86,256	47.4%	$65,609	76.1%
Selling, general and administrative	$38,676	27.8%	$32,903	18.1%	$5,773	17.5%

Research and Development. Increases in research and development (“R&D”) expenses are primarily driven by the effect of a ramp-up in the costs relating to the ARM 64-bit silicon server development effort, and costs incurred on our developmental effort relating to other new products. Total consolidated R&D expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities, costs related to engineering design tools, subcontracting costs and facilities expenses.
For accounting purposes, the consideration payable for the acquisition of Veloce is considered compensatory and is recognized as research and development expense when incurred. Recognition of these costs will occur when the specific development and performance milestones become probable of achievement and the amount of expense will be based upon the estimated stage of product development to date. As of March 31, 2012, the first development and performance milestone set forth under the Merger Agreement was considered probable of achievement and the Company recognized $60.4 million of expense.
The total estimated value to the Veloce Equity Holders is based on the Company achieving certain performance benchmarks defined under the Merger Agreement within a certain time period. The Company performed various simulations during the three months ended December 31, 2012. The results of the simulations exceeded expectations for certain of the benchmarks defined under the Merger Agreement, and as a result the estimated maximum value to the Veloce Equity Holders was increased from approximately $135 million to the contractual maximum of $178.5 million, based on the Company's current expectations regarding the achievement of such product development milestones. As such, the total estimated value to the Veloce Equity Holders has been updated to be in the range of $117 million to $178.5 million, depending upon the achievement of multiple product development milestones and technical performance results. The increase in the estimated value to the Veloce Equity Holders also resulted in an increase of the estimated value of the first performance milestone. Research and Development expense recognized during the three months ended December 31, 2012 relating to the first performance milestone was based upon the estimated stage of the development of the first milestone as of December 31, 2012 and the estimated value tied to the first performance milestone. The remaining costs associated with the first performance milestone, estimated value of the first milestone less expense recognized through December 31, 2012, will be recognized on a straight line basis, subject to adjustment for actual progress towards the milestones, over the remaining period of expected development which is currently estimated not to exceed the next three fiscal quarters.
Additionally, during the three months ended December 31, 2012, the second development and performance milestone set forth under the Merger Agreement was considered probable of achievement. The Company recognized research and development expenses that were based upon the estimated stage of development and estimated value tied to the second performance milestone. The remaining costs associated with the second performance milestone will be recognized on a straight line basis, subject to adjustment for actual progress towards the milestones, over the remaining period of expected development which is currently estimated not to exceed the next three fiscal quarters.
The third and last development and performance milestone set forth under the Merger Agreement was not yet considered probable of achievement as of December 31, 2012.
Total research and development expenses expected to be recognized upon completion of the first and second performance milestones is approximately $142.8 million (including the initial consideration of $60.4 million), of which approximately $117 million has been recognized through December 31, 2012. During the three and nine months ended December 31, 2012, expenses recognized in connection with first and second performance milestones were $51.9 million and $56.6 million, respectively. The amount and timing of expense recognition is determined based upon the probability of the respective performance milestone being achieved, the estimated progress of development, and estimated date of the milestone attainment. Timing of payments will be based upon actual attainment of the development and performance milestones, and upon vesting, if any, associated with outstanding Veloce' stock equivalents.

Of the total of approximately $142.8 million which is expected to be due to Veloce upon the attainment of the first two development and performance milestones and expected to be paid over multiple quarters, $31.9 million has been paid to date and the Company expects that approximately another $77 million will be paid in cash and stock by September 30, 2013.
The increase in R&D expenses of 192.5% for the three months ended December 31, 2012 compared to the three months ended December 31, 2011 was primarily due to $51.9 million for Veloce merger consideration costs, $1.7 million in third party foundry cost, $0.9 million in new product development costs, $0.7 million in consumable equipment and software cost, $0.3 million in customer funded non-recurring engineering payments and $0.2 million in stock-based compensation charges offset by a decrease of $0.8 million in contractor costs, engineering tools, supplies and other costs, $0.3 million in technology access fees and $0.2 million in printed circuit board costs. The increase in R&D expenses of 76.1% for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011 was primarily due $57.9 million for Veloce merger consideration costs (which includes approximately $1.3 million of expense related to the acceleration of Veloce warrants), $3.9 million in stock-based compensation charges, $2.1 million in consumable equipment and software cost, $1.1 million in third party foundry cost, $1.0 million in customer funded non-recurring engineering payments, $0.8 million each in personnel cost and product development costs and $0.3 million each in packaging cost and other engineering costs offset by a decrease of $1.7 million in technology access fees, $0.5 million in contractor cost and $0.4 million in printed circuit board cost.
We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. Future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.
Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses (including stock-based compensation), professional and legal fees, corporate branding and facilities expenses. The increase in SG&A expenses of 11.1% for the three months ended December 31, 2012 compared to the three months ended December 31, 2011, was primarily due to $1.5 million in stock-based compensation charges and $0.6 million in professional and other service fees offset by a decrease of $0.3 million each in provision for doubtful debts and general administration costs and $0.2 million in corporate allocation expenses. The increase in SG&A expenses of 17.5% for the nine months ended December 31, 2012 compared to the nine months ended December 31, 2011, was primarily due to $5.5 million in stock-based compensation charges, $2.1 million relating to the reversal of previously accrued liabilities associated with an acquisition in the nine months ended December 31, 2011 (none in the nine months ended December 31, 2012) and $0.8 million in professional and other service fees offset by a decrease of $0.7 million in corporate allocation expenses, $0.6 million in marketing and travel costs, $0.5 million in provision for doubtful debts and $0.4 million each in personnel cost and sales commission cost. Future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.
Stock-Based Compensation. The following table presents stock-based compensation expense for the three and nine months ended December 31, 2012 and 2011, which was included in the tables above (dollars in thousands):

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$158	0.3%	$83	0.2%	$75	90.4%
Research and development	2,814	5.4	2,647	4.7	167	6.3
Selling, general and administrative	3,250	6.3	1,703	3.0	1,547	90.8
	$6,222	12.0%	$4,433	7.9%	$1,789	40.4%

	Nine Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$596	0.4%	$292	0.1%	$304	104.1%
Research and development	10,733	7.7	6,761	3.7	3,972	58.7
Selling, general and administrative	10,216	7.3	4,682	2.6	5,534	118.2
	$21,545	15.4%	$11,735	6.4%	$9,810	83.6%
The increase in stock-based compensation of 40.4% and 83.6% during the three and nine months ended December 31, 2012 compared to the three and nine months ended December 31, 2011, respectively, was primarily due to the expense associated with the granting of new performance retention grants and other performance based awards. The stock based compensation expense of approximately $6.2 million and $21.5 million for the three and nine months ended December 31, 2012 does not include approximately $1.3 million of expense related to the acceleration of Veloce warrants. See note 5 of Notes to Condensed Consolidated Financial Statements for further details relating to the Veloce warrants. Stock-based compensation expense will continue to have a significant adverse impact on the Company’s reported results of operations, although it will have no impact on its overall financial position.
Restructuring Charges. We implemented a restructuring program during the three months ended December 31, 2012 to reorganize our operations and reduce our workforce and related operating expenses. The plan includes eliminating job redundancies and reducing our current workforce by approximately 70 employees. As a result, we recorded a charge of $1.5 million for employee severances and $4.7 million for an asset impairment. The asset impairment related to the impairment of the unamortized value of a software intellectual property license, which the Company no longer intends to use to develop new products. We expect to incur cash expenditures of approximately $1.2 million to $1.4 million during the current fiscal year ending March 31, 2013 for employee severances and anticipate that the restructuring plan will reduce ongoing headcount expenses by approximately $8.0 million to $9.0 million annually and other additional operational expenses by $4.0 million to $5.0 million annually. We expect the restructuring program to be completed by the end of its current fiscal year ending March 31, 2013.
The restructuring charges recorded during the three and nine months ended December 31, 2011 was primarily for employee severances.
Interest and Other Income, net. The following table presents interest and other income (expense), net for the three and nine months ended December 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Interest income (expense), net	$892	1.7%	$828	1.5%	$64	7.7%
Other income (expense), net	$1,366	2.6%	$86	0.2%	$1,280	1,488.4%

	Nine Months Ended December 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Interest income (expense), net	$3,316	2.4%	$3,578	2.0%	$(262)	(7.3)%
Other income (expense), net	$1,539	1.1%	$209	0.1%	$1,330	636.4%
Interest Income (Expense), net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The increase in interest income, net for the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 was primarily due to realized gains from the sale of short-term investments and marketable securities which was partially offset by lower interest income due to our lower cash, cash equivalents and short-term investments available-for-sale balances. The decrease in interest income, net for the nine months ended December 31, 2012, compared to the nine months ended December 31, 2011 was primarily due to our lower cash, cash equivalents and short-term investments available-for-sale balances.
Other Income (Expense) Income, net. The increase in other income for the three and nine months ended December 31, 2012 as compared to the three and nine months ended December 31, 2011 was due to a gain of $1.3 million arising from the sale of equipment and other assets.
Income Taxes. The federal statutory income tax rate was 35% for the fiscal three and nine months ended December 31, 2012 and 2011. The increase in the income tax expense recorded for the three months ended December 31, 2012 compared to December 31, 2011, was primarily related to other comprehensive income. The allocation of the current quarter tax provision included reversing $0.4 million of tax expense that was allocated to other comprehensive income in prior quarters. The decrease in the income tax expense recorded for the nine months ended December 31, 2012 compared to December 31, 2011, was also related to other comprehensive income. The allocation of the current year tax provision included a $0.1 million tax benefit in continuing operations with an offsetting tax expense in other comprehensive income.
FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2012, our principal source of liquidity consisted of $84.2 million in cash, cash equivalents and short-term investments which is approximately $1.26 per share of outstanding common stock as compared to $1.84 per share at March 31, 2012. Working capital as of December 31, 2012 was $30.4 million. Total cash, cash equivalents, and short-term investments decreased by $29.6 million during the nine months ended December 31, 2012, primarily due to cash used for operations of $30.9 million, purchase of property and equipment of $8.5 million, the repurchases of our common stock for $0.7 million, a strategic investment of $0.5 million, payment of contingent consideration of $0.5 million, issuance of a notes receivable of $0.5 million and the funding of restricted stock units withheld for taxes of $2.8 million offset by proceeds from stock issuance of $5.8 million, proceeds from sale of a strategic equity investment of $7.1 million and proceeds from the sale of equipment and other assets of $1.8 million. At December 31, 2012, we had contractual obligations not included on our balance sheet totaling $90.7 million, primarily related to facility leases, IP licenses, engineering design software tool licenses, non-cancelable inventory purchase commitments and liability for uncertain tax positions.
For the nine months ended December 31, 2012, we used $30.9 million of cash in our operations compared to $3.0 million used for our operations for the nine months ended December 31, 2011. Our net loss of $116.5 million for the nine months ended December 31, 2012 included $93.4 million of non-cash charges consisting of $7.2 million of depreciation, $3.6 million of amortization of purchased intangibles, $22.8 million of stock-based compensation, $56.6 million of additional Veloce compensation cost and $4.7 million of restructuring costs offset by $1.3 million gain on asset disposals, $0.1 million relating to the tax effect on other comprehensive income and $0.1 million in acquisition related adjustment (relating to our TPack acquisition in fiscal 2011). Our net loss of $15.1 million for the nine months ended December 31, 2011 included $20.9 million of non-cash charges consisting of $6.0 million of depreciation, $5.5 million of amortization of purchased intangibles and $11.7 million of stock-based compensation, offset by a $2.3 million reduction to the estimated fair value of our contingent consideration. The remaining change in operating cash flows for the nine months ended December 31, 2012 primarily reflected decreases in accounts receivable, inventories, other assets, accounts payable and deferred revenue and increases in Veloce accrued liability, accrued payroll and related expenses and other accrued liabilities. Our overall quarterly days sales outstanding was 31 days and 50 days for the three months ended December 31, 2012 and 2011, respectively. Decrease in the revenues generated during the last month of the quarter ended December 31, 2012 as compared to the same period for the quarter ended March 31, 2012 was the primary reason for the decrease in our days sales outstanding.
We provided $17.0 million in cash from our investing activities during the nine months ended December 31, 2012, compared to using $1.2 million during the nine months ended December 31, 2011. During the nine months ended December 31, 2012, we used $8.5 million for the purchase of property and equipment, $0.5 million for purchase of strategic investment and $0.5 million for the issuance of a note receivable offset by net proceeds of $17.5 million from short-term investment activities, $7.1 million from sales of strategic equity investment and $1.8 million from the sale of equipment and other assets. During the nine months ended December 31, 2011, we generated $15.4 million for net short-term investment activities offset by $11.9 million for the purchase of property and equipment and $4.7 million for purchases of strategic investments.
We provided $1.5 million in cash for our financing activities during the nine months ended December 31, 2012, compared to using $30.0 million during the nine months ended December 31, 2011. The major financing use of cash for the nine months ended December 31, 2012 was the $0.7 million for the repurchase of common stock, $0.5 million for the payment of a contingent consideration, restricted stock units withheld for taxes of $2.8 million and other uses of cash of $0.4 million offset by proceeds from the issuance of common stock of $5.8 million. The major financing use of cash for the nine months ended December 31, 2011 was $20.9 million for the repurchase of common stock, $10.0 million for the funding of our structured stock repurchase agreements and $2.7 million for restricted stock units withheld for taxes, offset by $3.9 million in proceeds from the issuance of common stock.
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
The terms of the Merger Agreement include the payment of initial consideration of up to $60.4 million, payable in shares of Company common stock and/or cash (at the Company's election) to holders of Veloce common stock, Veloce stock options that were vested on the Closing Date, and holders of Veloce stock equivalents (collectively, “Veloce Equity Holders”). During the three and nine months ended December 31, 2012, as part of the above arrangement, the Company issued 0.2 million shares valued at $1.1 million and 2.9 million shares valued at $16.0 million, respectively, and paid approximately $1.1 million and $15.9 million in cash, respectively. Of the $60.4 million that relates to the initial consideration, $31.9 million has been paid to date. To the extent payments of the $60.4 million are paid in the Company's common stock and relate to shares of Veloce stock that were outstanding at the date of the closing of the Merger, the value of the Company's common stock is fixed at $5.546 per share (“fixed shares”). The balance of the $60.4 million or approximately $28.5 million will be paid over multiple quarters and will include approximately 1.2 million fixed shares and at least $10.2 million in cash for a total value of $16.9 million. The remaining $11.6 million of the $28.5 million will be paid in a combination of cash and shares of the Company's common stock valued at the then-current market price.

For accounting purposes, the consideration payable for the acquisition of Veloce is considered compensatory and is recognized as research and development expense when incurred. Recognition of these costs will occur when the specific development and performance milestones become probable of achievement and the amount of expense will be based upon the estimated stage of product development to date. As of March 31, 2012, the first development and performance milestone set forth under the Merger Agreement was considered probable of achievement and the Company recognized $60.4 million of expense.
The total estimated value to the Veloce Equity Holders is based on the Company achieving certain performance benchmarks defined under the Merger Agreement within a certain time period. The Company performed various simulations during the three months ended December 31, 2012. The results of the simulations exceeded expectations for certain of the benchmarks defined under the Merger Agreement, and as a result the estimated maximum value to the Veloce Equity Holders was increased from approximately $135 million to the contractual maximum of $178.5 million, based on the Company's current expectations regarding the achievement of such product development milestones. As such, the total estimated value to the Veloce Equity Holders has been updated to be in the range of $117 million to $178.5 million, depending upon the achievement of multiple product development milestones and technical performance results. The increase in the estimated value to the Veloce Equity Holders also resulted in an increase of the estimated value of the first performance milestone. Research and Development expense recognized during the three months ended December 31, 2012 relating to the first performance milestone was based upon the estimated stage of the development of the first milestone as of December 31, 2012 and the estimated value tied to the first performance milestone. The remaining costs associated with the first performance milestone, estimated value of the first milestone less expense recognized through December 31, 2012, will be recognized on a straight line basis, subject to adjustment for actual progress towards the milestones, over the remaining period of expected development which is currently estimated not to exceed the next three fiscal quarters.
Additionally, during the three months ended December 31, 2012, the second development and performance milestone set forth under the Merger Agreement was considered probable of achievement. The Company recognized research and development expenses that were based upon the estimated stage of development and estimated value tied to the second performance milestone. The remaining costs associated with the second performance milestone will be recognized on a straight line basis, subject to adjustment for actual progress towards the milestones, over the remaining period of expected development which is currently estimated not to exceed the next three fiscal quarters.
The third and last development and performance milestone set forth under the Merger Agreement was not yet considered probable of achievement as of December 31, 2012.
Total research and development expenses expected to be recognized upon completion of the first and second performance milestones is approximately $142.8 million (including the initial consideration of $60.4 million), of which approximately $117 million has been recognized through December 31, 2012. During the three and nine months ended December 31, 2012, research and development expenses recognized in connection with first and second performance milestones were $51.9 million and $56.6 million, respectively. The amount and timing of expense recognition is determined based upon the probability of the respective performance milestone being achieved, the estimated progress of development, and estimated date of the milestone attainment. Timing of payments will be based upon actual attainment of the development and performance milestones, and upon vesting, if any, associated with outstanding Veloce' stock equivalents.

Of the total of approximately $142.8 million which is expected to be due to Veloce upon the attainment of the first two development and performance milestones and expected to be paid over multiple quarters, $31.9 million has been paid to date and the Company expects that approximately another $77 million will be paid in cash and stock by September 30, 2013.
Liquidity
We currently believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect to satisfy the Veloce-related payment obligations using a combination of cash and the issuance of shares of common stock. We expect our resources to be sufficient to make the above described Veloce-related payments while maintaining adequate cash to run our operations. Our available liquidity could be adversely affected, however, if we decide to satisfy the Veloce liability using a greater proportion of cash rather than our common stock, or if our normal operations require us to expend more cash than currently expected. If our stock price declines, it could result in a higher dilution to our stockholders. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. There can be no assurance that any of the options that we currently believe to be available will be viable in the future on commercially reasonable terms or at all.

Stock Repurchase Program
In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the nine months ended December 31, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. During the nine months ended December 31, 2011, approximately 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. All repurchased shares were retired upon delivery to us. As of December 31, 2012, we had $15.8 million available in our stock repurchase program.
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
We did not enter into any structured stock repurchase agreements during the nine months ended December 31, 2012. During the nine months ended December 31, 2011, we entered into structured stock repurchase agreements totaling $10.0 million. For those agreements that settled during the nine months ended December 31, 2011, we received 1.0 million in shares of our common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements. At December 31, 2011, we had no outstanding structured stock repurchase agreements.
Other
Our aggregate fixed commitments payable over the next five years for licensing fees relating to our R&D efforts, including our licensed IP, technology, product design, test and verification tools, are approximately $27.3 million. These amounts are also included in the table below.
The following table summarizes our contractual operating leases and other purchase commitments as of December 31, 2012 (in thousands):

	Operating Leases	Other Purchase Commitments		Total
Fiscal Years Ending March 31, 2013	$511	$66,451	*	$66,962
2014	1,767	12,748		14,515
2015	871	7,841		8,712
2016	278	240		518
Total minimum payments	$3,427	$87,280		$90,707

*
Includes liability for uncertain tax positions of $43.4 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as at December 31, 2012.

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
We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2012, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $68.6 million and a cost basis of $62.5 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2012 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of December 31, 2012	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$71,843	$70,912	$69,929	$68,561	$67,730	$66,626	$65,526
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
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the nine months ended December 31, 2012. Gains and losses on foreign currency forward contracts that are designated and effective as hedges of anticipated transactions, for which a firm commitment has been attained, are deferred and included in the basis of the transaction in the same period that the underlying transaction is settled. Gains and losses on any instruments not meeting the above criteria are recognized in income or expenses in the consolidated statements of operations in the current period.

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
As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our CEO and CFO concluded that our disclosure controls and procedures were effective at the reasonable assurance level.
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
*Our liquidity may deteriorate on our future uses of cash
Although we currently believe we have adequate liquidity to operate normally, our cash balances could decrement significantly if we decide to pay for the remainder of the Veloce acquisition consideration using a greater proportion of cash rather than our common stock, or if our normal operations require us to expend more cash. If our stock price declines, it could result in a higher dilution to our stockholders. As a result of any of the above, we may be faced with liquidity issues and could elect or be required to pursue various options to raise additional capital or generate cash. There can be no assurance that any of the options that we currently believe to be available will be viable in the future on commercially reasonable terms or at all.
During the year ended March 31, 2012 and the nine months ended December 31, 2012, our cash used in operating activities was approximately $9.4 million and $30.9 million, respectively.
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
The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our successful collaboration with our ecosystem of partners including technology partners;

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	continued availability on commercially reasonable terms of the manufacturing services purchased from and the technology components and tools licensed from third party suppliers;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers; and

•	changes in technology and industry standards.
We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products in our Connectivity and Computing business units. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene™ and other server processor products, we are a licensee of the ARM v8 64-bit architecture and will depend upon the continuing timely completion and delivery by ARM of various updates and other deliverables under the license agreement. Any failure or material delay by ARM in completing its deliverables to us under the license could adversely affect our product development efforts and other planned server processor products that utilize the ARM 64-bit architecture.
*Our significant investment in Veloce may not result in the successful development of new technologies or products.
Under a merger agreement we entered into with Veloce in May 2009, as amended in November 2010 and April 2012, we agreed to acquire Veloce if certain performance milestones and delivery schedules set forth under the merger agreement are achieved. In June 2012, we completed the acquisition of Veloce upon the satisfaction of a specified FPGA product development milestone and other closing conditions. Pursuant to the merger agreement, as currently amended, the purchase price is estimated to be in the range of $117 million up to $178.5 million, depending upon the achievement and timing of multiple product development milestones and technical performance results. At this time, the eventual outcome is not determinable and as such, we are unable to provide a narrower range for the estimated total merger consideration. We will update the range in the future when additional relevant information is available.
Even after the successful completion of the acquisition of Veloce as described above, we may fail to appropriately integrate the operations of Veloce into the Company. Although we have spent considerable time and resources in the developmental effort, eventually Veloce may be unsuccessful in developing the products that are described in the merger agreement, in which case our investment in Veloce would not bear any significant value to our business and would have a material adverse impact on our financial results and condition.
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
We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with these third parties, including:

•	noncompetitive pricing of foundry services;

•	reduced control over delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	the risks associated with transitioning our manufacturing supply from one foundry to another;

•	our ability to attract and retain key personnel and to maintain knowledge base;

•	difficulties selecting and integrating new subcontractors;

•	the potential lack of adequate capacity at the foundry during periods of excess demand, resulting in significant increases in lead-time requirements and production delays;

•	increased risk of excess and obsolete inventory charges due to the higher level of inventories in response to the increased lead-times;

•	limited warranties on products supplied to us;

•	potential increases in prices;

•	potential instability and business disruption in countries where third-party manufacturers are located;

•	potential misappropriation of our intellectual property; and

•	potential foundry shortages when we commence manufacturing future products, especially those with 28nm technologies which could delay the supply of products to our customers.
Our outside foundries generally manufacture our products on a purchase order basis, and we have few long-term supply arrangements with these suppliers. We have less control over delivery schedules, manufacturing yields and costs than our competitors that use their own fabrication facilities or provide larger volumes of business to their outside foundries. A manufacturing disruption or capacity constraint experienced by one or more of our outside foundries or a disruption of our relationship with an outside foundry, including discontinuance of our products by that foundry, would negatively impact the production of certain of our products for a substantial period of time.
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
Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. This risk is substantially higher with respect to the anticipated manufacture of our new X-Gene products at 40 nanometers and potentially smaller geometries. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.
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
Our requirements typically represent a very small portion of the total production of the third-party foundries. As a result, we are subject to the risk that a producer will cease production of an older or lower-volume process that it uses to produce our parts or raise the prices it charges us. We cannot assure you that our external foundries will continue to devote resources to the production of parts for our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs, lower our gross margin, cause us to hold more inventories or materially impact our ability to deliver our products on time. As our volumes decrease with any third-party foundry, the likelihood of unfavorable pricing increases.
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
Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs and such restructuring activities are likely to continue. In particular, in December 2012, we commenced a Board-approved restructuring plan that currently is anticipated to result in an aggregate reduction in force of approximately 10% of our employee headcount. Employees whose positions were or are eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of hire, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation, increase our expenses, increase the work load placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any additional restructuring activities undertaken in future restructuring activities will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities.
*Natural disasters in certain regions, such as the Eastern United States, Japan and Thailand, could adversely affect our manufacturing and supply chain which, in turn, could have a material adverse effect on our business, our results of operations and our financial condition.
The occurrence of natural disasters in certain regions, such as the hurricane Sandy in the Northeast United States, earthquake and tsunami in Japan and flooding in Thailand, could negatively impact our manufacturing and supply chain, our ability to deliver products, on a timely basis or at all, to our customers, the cost of our products, and the demand for our products. The occurrence of natural disasters could also cause delays in our customers’ supply chains, causing them to delay their requirements for our products until they resolve shortages from their other suppliers. Any such occurrences of natural disasters could have a material adverse effect on our business, our results of operations and our financial condition.
*We may experience difficulties in transitioning to smaller geometry processes or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.
Currently, we anticipate introducing our X-Gene 40 nanometer product and we have a 28nm version of the product under development. As smaller line width geometry processes become more prevalent, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to increasingly smaller geometries. This transition will require us to redesign certain products and will require us and our foundries to migrate to new manufacturing processes for our products.
We may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance, and we have designed IC products to be manufactured at 40 nanometer and potentially smaller geometry processes. We have experienced some difficulties in shifting to smaller geometry process technologies and new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to smaller geometries is inherently more expensive and as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face similar difficulties, delays and expenses as we continue to transition our IC products to smaller geometry processes. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition, our business, financial condition and results of operations could be materially and adversely affected.
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
The recent downturn resulted in a decline in our near term revenues and it will take some time for our near-term revenues to return to their previous levels. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global and domestic economic and market conditions persist or deteriorate, we may experience further material impacts on our business, operating results and financial condition which could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Our portfolio primarily includes fixed income securities, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices has had an unfavorable impact on our portfolio and has caused us to record impairment charges to our earnings. During the fiscal years ended March 31, 2012 and 2011, and for the three and nine months ended December 31, 2012, we did not record any other-than-temporary impairment charges while during the fiscal year ended March, 31 2010 we recorded other-than-temporary impairment charges of $4.1 million. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize additional impairments in the fair value of our investments.
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
Our product sales are concentrated among a few large customers. Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Wintec (global logistics provider)	21%	19%	20%	21%
Avnet (distributor)	27%	23%	28%	19%
Flextronics (sub-contract manufacturer)	*	*	*	11%

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

•	changes in the mix of products that our customers buy;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies, including without limitation our X-Gene products, on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers’ products;

•	fluctuations in manufacturing output, yields or other problems or delays in the fabrication, assembly, testing or delivery of our products or our customers’ products;

•	disasters that could affect our supply chain or our customers supply chain;

•	increases in the costs of products or discontinuance of products by our suppliers;

•	the availability of external foundry capacity, contract manufacturing services, purchased parts and raw materials including packaging substrates;

•	the availability of package and test vendor capacity;

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
There can be no assurance that the recent slowdown in the adoption of technology, including without limitation optical transport network (OTN) technology, in our Connectivity business will reverse itself the near future. It is possible that any reversal of the slowdown will take longer than previously anticipated, or that our estimated market share in the Connectivity space is in fact much lower than we anticipate. Also, our product sales are concentrated among a few large customers. Adverse economic and market conditions affecting these customers could adversely affect our financial operations and results.
We are continuing to focus our current connectivity investments on high growth 10G and faster Ethernet solutions, data center, OTN and enterprise market opportunities while continuing to service the Telecom (SONET/SDH) market. Over time, we believe customers will transition from the SONET/SDH standard to higher speed, lower power products that utilize the OTN standard in order to support the increasing demand for transmission of data over networks. However, the timing and extent of this transition is uncertain due to the significant investment that is needed to convert networks to the OTN standard. As such, the rate of conversion to the OTN standard is, in part, greatly influenced by global economic market conditions. Recessionary type market conditions will result in a slower transition of networks to the OTN standard. Additionally, there can be no assurance that our revenues will increase as the OTN standard is adopted.
Interruptions, delays, security breaches or other unauthorized activities at third-party data centers or other Cloud Computing infrastructure providers could materially harm our business.
We conduct significant business functions and computer operations, including without limitation data storage and email, using the infrastructure systems of third-party vendors, such as remote data centers, virtual servers and other “cloud computing” resources. “Cloud computing” is an information technology hosting and delivery system in which data is stored outside of the user’s physical infrastructure and is delivered to and used by the user as an internet-based application service. These third-party systems may experience cyber-attacks and other security breaches, along with the possible risk of loss, theft or unauthorized publication of our technical, proprietary and trade secret information or other confidential information of our employees and customers. Any interruptions or problems at such data centers or other cloud computing facilities could result in significant disruptions to our business operations hosted at or affected by such site. We do not control the operation of such data center or other providers, and each is vulnerable to damage or interruption from earthquakes, floods, fires, vandalism, power loss, telecommunications failures and similar events. These third-party vendor relationships present further risk management challenges for us, including, among others: confirming and monitoring the third-party’s security measures; the potential for improper handling of or access to our data; and data location uncertainty, including the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate, or the unauthorized movement of technical data between locations in violation of applicable export laws. We undertake substantial efforts to assure the security and confidentiality of information provided to our vendors under cloud computing or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to set and maintain high security and confidentiality standards, and ongoing evaluation of third-party compliance with the required standards. While we expend significant resources on these measures, there can be no assurance that we will be successful in preventing attacks, breaches or other unauthorized activities or detecting and stopping them once they have begun. Our failure to effectively manage and communicate our strategies with our outsourced service providers, or their failure to perform as required or to properly protect our data, may result in operational difficulties which may adversely affect our business, financial condition and results of operations. In addition, such data center and other providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the data center and other providers on commercially reasonable terms, we may experience costs or down time in connection with the transfer to new third-party providers.
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
Sales to distributors accounted for approximately 64% and 65% of our revenues for three and nine months ended December 31, 2012 and 65% and 57%, respectively, for the three and nine months ended December 31, 2011. Our largest distributor accounted for approximately 27% and 28% of our revenues for three and nine months ended December 31, 2012 and 23% and 19%, respectively, for the three and nine months ended December 31, 2011. We do not have long-term agreements with our distributors and either party can terminate the relationship with little advance notice.
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

•
some of our customers may reduce or eliminate future purchase orders or design wins placed with us as an adverse reaction to our having sold patents to third parties that thereafter asserted the acquired patents in infringement actions brought against such customers;

•	we may successfully design a product to customer specifications but the customer may not be successful in the market;

•	sales of customer product lines incorporating our products may rapidly decline or such product lines may be phased out;

•	our agreements with customers typically are non-exclusive and do not require them to purchase a minimum quantity of our products;

•
many of our customers have pre-existing relationships or may establish relationships with our current or potential competitors that may cause our customers to switch from using our products to using competing products;

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
As with past acquisitions, future acquisitions could adversely affect operating results. In particular, acquisitions may materially and adversely affect our results of operations because they may require large one-time charges or could result in increased debt or contingent liabilities, unanticipated third-party litigation, adverse tax consequences, substantial additional depreciation or deferred compensation charges. Our past purchase acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. These market conditions continuously change and it is difficult to project how long these current uncertain economic conditions may last. These conditions have caused a decline in our near term revenues and it will take some time to ramp back up to our previous levels, if at all. Additionally, market values had deteriorated, which had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At December 31, 2012, we had $26.2 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.
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
In June 2012, the Company acquired Veloce for an initial consideration of $60.4 million with potential additional consideration based upon actual technical performance results. Pursuant to the merger agreement, as currently amended, the purchase price is estimated to be in the range of $117 million up to $178.5 million, depending upon the achievement and timing of multiple product development milestones and technical performance results. At this time, the eventual outcome is not determinable and as such, we are unable to provide a narrower range for the estimated total merger consideration. We will update the range in the future when additional relevant information is available.
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
Our international operations are also subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery regulations in foreign jurisdictions where we do business, such as China, India, Vietnam, and in Europe. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with obtaining or retaining business overseas or to secure an improper commercial advantage. The FCPA also requires us to keep accurate books and records of business transactions and maintain an adequate system of internal accounting controls. Violations of the FCPA, anti-bribery statutes or other similar laws by us, any of our foreign subsidiaries, or any of our or their employees, executive officers, distributors or other agents or intermediaries could subject us and the individuals involved to significant criminal or civil liability. In recent years, the Department of Justice and SEC have significantly stepped up their investigation and prosecution of alleged FCPA violations. Any such allegations of non-compliance with the FCPA, anti-bribery statutes or other similar laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, financial condition or results of operations.
*Our portfolio of short-term investments is exposed to certain market risks.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers’ credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal year ended March, 31 2010, we recorded $4.1 million in write-downs in the carrying value of certain securities as we determined the decline in the fair value of these securities to be other-than-temporary. If there is a further deterioration in market conditions or there are additional losses incurred, we may be required to record a further decline in the carrying value of these securities resulting in further charges. At December 31, 2012, the unrealized losses on these securities that were not written down as an other-than-temporary impairment charge were approximately $1.2 million, of which substantially the entire amount has been at an unrealized loss for greater than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
In the transport communications IC markets, we compete primarily against companies such as Broadcom, Cortina, PMC-Sierra and Vitesse. In the embedded processor communications IC market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. Our X-Gene products are likely to face competition from other technology companies entering the ARM 64-bit processor markets, as well as from Intel. Most of these companies may have substantially greater financial, marketing and distribution resources than we have. Certain of our customers or potential customers have internal IC design or manufacturing capabilities with which we compete. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment. Any failure by us to compete successfully in these target markets would have a material adverse effect on our business, financial condition and results of operations.
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
Currently, a majority of our revenue is generated from customers located outside the U.S. and a substantial portion of our employees are located outside the U.S. Present U.S. income taxes and foreign withholding taxes have not been provided on undistributed earnings for our non–U.S. subsidiaries, because such earning are intended to be indefinitely reinvested in the operations of those subsidiaries. Our provision for income taxes could be adversely affected by tax costs related to intercompany realignments; by changes in accounting principles; or by changes in tax laws and regulations, including possible U.S. changes to the taxation of earnings of our foreign subsidiaries, the deductibility of expenses attributable to foreign income, or the foreign tax credit rules.
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
We also face the risks associated with our former employees assisting their new employers to recruit our key talent, in violation of their contractual non-solicitation and confidentiality covenants to us. For example, in December 2010, we commenced a lawsuit in the California Superior Court in Santa Clara County against two former AppliedMicro employees — one of whom was a former Company officer — and their new employer for causes of action including, among other things, breach of the employees’ contractual employee non-solicitation covenants to us in connection with their efforts to recruit key AppliedMicro engineers to leave AppliedMicro and to join their new company. In August 2011, following the results of our discovery in that action, we amended our complaint to add the CEO of the new employer as an additional defendant and additional causes of action, including breach of fiduciary duty and new breach of contract and contract interference claims. In September 2012, we further amended the complaint to add the acquiror of the employer as a defendant and additional causes of action. We are seeking to recover damages, including exemplary and punitive damages, in such action. In addition, while we encourage our employees to abide by all contractual and legal obligations owed to their former employers, there can be no assurance that we will not be the target of allegations made by other companies that we have, directly or indirectly, unlawfully solicited their employees to join us. There are significant costs associated with recruiting, hiring and retaining personnel, as well as significant actual and potential losses to our business arising from the delays in or cancellation of technology development, product completion and roll-out, customer design wins and product orders, and sales revenues caused by the departure of key engineering resources.
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
In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. In October 2012, the National Association of Manufacturers and the U.S. Chamber of commerce filed a petition for review in the U.S. Court of Appeals for the District of Columbia in response to a piece of Dodd-Frank regulation that requires public companies to disclose whether their products have been manufactured with these conflict minerals in countries where the sale of these minerals fuel humanitarian violence. The outcome of this suit is uncertain and may impact the adoption of these new requirements.
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
We may be accused of infringing on or misappropriating the IP rights of third parties. In addition, we have contractual indemnification obligations to some of our customers, and other customers or end users may assert we have duties to indemnify them, with respect to claims that our products infringe third-party IP rights. For example, in connection with the patent infringement lawsuit previously brought by Broadcom Corporation against Emulex Corporation in the United States District Court in the Central District of California, Emulex demanded that several of its components suppliers, including AppliedMicro, indemnify Emulex from and against certain legal expenses and other potential liabilities arising from the lawsuit. Although we are a supplier of components used by Emulex in certain products accused in the Broadcom litigation, we do not currently believe we have any obligations under the terms of our existing supply agreement with Emulex to indemnify it with respect to the Broadcom litigation. Notwithstanding the foregoing, there can be no assurance that IP infringement or misappropriation claims by third parties, or additional claims for indemnification by customers or end users resulting from infringement claims against them, will not be asserted in the future, or that any such existing or future assertions will not harm our business.
In addition, in the past we have sold to third parties, including NPEs, groups of patents previously issued to or acquired by us that we deemed to be no longer essential to our core product lines and technologies. Such NPEs have on at least three occasions brought legal action asserting infringement of the acquired patents against various defendants, including customers or potential customers of ours. Although we and all of our customers are licensed under such acquired patents with respect to all products sold by us, nevertheless certain customers, against whom the NPEs have asserted infringement of the acquired patents by products other than ours (e.g., products internally developed by the customer or purchased from third-party suppliers other than us), have reacted adversely to us based on our initial sale of the acquired patents to the NPEs. Such adverse reactions have included, among other things, demands that we reimburse the customer for expenses incurred in defending against or settling the legal action, as well as threats to reduce or discontinue the customer’s current or future business with us. There can be no assurance that any such expense reimbursement payments or other financial consideration extended to such affected customers or any actual reduction or discontinuance of product sales to such affected customers would not adversely affect our business, financial condition or operating results.
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
We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions (including without limitation, our acquisition of Veloce) through the use of stock, adopting additional equity incentive plans and raising equity capital. Any issuance of our common stock may result in immediate dilution of our stockholders.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	(REMOVED AND RESERVED)
None.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS

2.1(1)
Letter Agreement dated December 20, 2012, relating to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(5)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on December 21, 2012.

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
Date: February 11, 2013

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ ROBERT G. GARGUS
Robert G. Gargus
Senior Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

2.1(1)
Letter Agreement dated December 20, 2012, relating to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.

3.1(2)	Amended and Restated Certificate of Incorporation of the Company.

3.2(3)	Amended and Restated Bylaws of the Company.

3.3(4)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(5)	Specimen Stock Certificate.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on December 21, 2012.

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