Form 10-K
period 2013-03-31
APPLIED MICRO CIRCUITS CORP
filed 2013-06-11
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2013
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission file number: 000-23193

APPLIED MICRO CIRCUITS CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	94-2586591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

215 Moffett Park Drive, Sunnyvale, CA	94089
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(408) 542-8600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on September 30, 2012 (the last day of the registrant’s second quarter of fiscal 2013) as reported on the Nasdaq Global Select Market, was approximately $241,165,000. Shares of common stock held by each officer and director and by each person who then owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.
There were 70,257,787 shares of the registrant’s common stock issued and outstanding as of May 31, 2013.
Documents Incorporated by Reference
The following document is incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on August 27, 2013 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2013.

APPLIED MICRO CIRCUITS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
March 31, 2013

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K for the fiscal year ended March 31, 2013 (this “Annual Report”). Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements.
These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership, anticipated market penetration for ARM-based cloud servers; the timing, anticipated features and benefits of, and our plans and strategy for, our X-Gene Server on a Chip products and development platform; our belief that our license for the ARM v8 will allow us to introduce new products into high growth markets where a combination of low power and high computational abilities are important; our strategy, including our focus on the development of products associated with our X-Gene architecture and on current connectivity investments in high growth 10G, 40G, 100G solutions while continuing to service the OTN and SONET/SDH market; the anticipated amount, form and timing of consideration to be paid in connection with our acquisition of Veloce, including our assessment of the timing and probability of achievement of milestones under the Veloce merger agreement, and related impact on our share dilution, research and development expense and operating results; our sales and marketing strategy; our expectations regarding adequacy of leased facilities; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property; our expectations as to expenses, liquidity and capital resources, including without limitation our expected sources and uses of cash and substantial need for additional financing; our gross margin and how we may try to offset reductions in gross margin; factors affecting demand for our products; our ability to attract and retain qualified personnel; our restructuring program and related expense; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.
The forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and other assumptions made by us. In addition, the forward-looking statements included in the "Industry Background" section of Part I. Item 1 below are based upon statements made by industry experts, analysts, and other third party sources. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part 1. Item 1A, Risk Factors and elsewhere in this Annual Report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.
In this Annual Report, “Applied Micro Circuits Corporation”, “AMCC”, “APM”, “AppliedMicro”, the “Company”, “we”, “us” and “our” refer to Applied Micro Circuits Corporation and all of our consolidated subsidiaries.

PART I

Item 1.	Business.
Applied Micro Circuits Corporation was incorporated and commenced operations in California in 1979 and was reincorporated in Delaware in 1987. Our principal executive offices are located at 215 Moffett Park Drive, Sunnyvale, California 94089 and our phone number is 408-542-8600. Our sales and engineering offices are located throughout the world. Our common stock trades on the Nasdaq Global Select Market LLC under the symbol “AMCC”.
Overview
Applied Micro Circuits Corporation is a global leader in computing and connectivity solutions that span embedded computing, Telco, and solutions for next-generation cloud infrastructure and data centers. Our products include the X-GeneTM ARM® 64-bit Server on a ChipTM solution, or X-Gene, designed for cloud data center and enterprise applications. X-Gene began sampling in silicon to several current and prospective customers and ecosystem partners in March 2013. We currently expect X-Gene to be in production by the end of calendar year 2013 and to begin generating sales revenue during calendar year 2014. We believe that X-Gene is the first, and currently the only, ARM 64-bit server solution sampling today. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud data center silicon market by addressing the need for high performance, lower total cost of ownership (“TCO”) silicon and system solutions.
X-Gene builds upon our solid base business of providing energy efficient, sustainable computing and connectivity solutions. Our embedded computing products are deployed in applications in markets such as control- and data-plane functionality, wireless access points, residential gateways, wireless base-stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers. Our connectivity products address high growth segments including 10, 40, and 100Gbps solutions serving data center and service provider market opportunities. Our connectivity products include framer/mapper devices for Optical Transport Network (“OTN”) equipment and physical layer ("PHY") devices that transmit and receive signals in a very high-speed serial format.
Available Information
We maintain a web site, located at www.apm.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are posted on and available free of charge through the Investor Relations section of our web site and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our web site to email alerts that are sent automatically when we issue press releases, file our reports with the SEC or post certain other information to our web site. Information accessible through our web site does not constitute a part of this Annual Report.
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
Industry Background
Computing and Connectivity Silicon Solutions
Global data center traffic is expected to grow from 1.8 zetabytes per year in 2011 to 6.6 zetabytes per year in 2016. This represents a compound annual growth rate (“CAGR”) of 31% through 2016. A tier 1 server OEM estimates the need for eight million to ten million new cloud servers by 2016, with a physical footprint large enough to cover Manhattan island.
Data centers today consume as much as 1.5% of the world's energy production and, without changes to data center architectures, could exceed 7.0% by the end of the decade. Motivated by operating costs, land use restrictions and environmental concerns, data center operators are keenly aware of the need to lower power consumption while increasing hardware density and, at the same time, maintaining or improve the user experience. We believe these trends create opportunities for high-performance, high density, lower TCO cloud infrastructure and data center silicon and system solutions.
Cloud industry experts believe that server solutions that are able to successfully combine ARM 64-bit processor hardware, high speed input/output ("I/O") and software-defined networking capabilities onto a single chip will provide significant benefits over existing solutions. By combining the inherent power advantages of the ARM Instruction Set Architecture ("ISA") with on-chip networking capabilities, such next generation server solutions are expected to deliver significantly lower TCO for typical cloud workloads. Industry experts anticipate market penetration for next-generation cloud infrastructure and data center servers could range from 8% to 25% of all servers by the end of calendar 2015. At the high end of this range, the addressable market for ARM-based server solutions in these applications could be as high as $3 billion.
Cloud infrastructure growth also creates opportunities for new connectivity approaches within the data center. Emerging technologies include high-speed switch fabrics, 100Gbps Ethernet and RoCE (remote direct memory access over converged Ethernet). These new technologies will allow for faster data transfer between processor nodes, semiconductor components, blades, racks and appliances, substantially lowering TCO and allowing more efficient use of physical space.
Communications technology between the user and the data center has also evolved considerably. Consumers demand ubiquitous access to content such as information, photographs and streaming high-definition media through a proliferation of smart mobile and at-home devices. As a result, carrier networks face increased challenges to support the rapid and cost-effective delivery of voice, data and media to meet this demand.
In wireline, the access, metro and core networks are shifting towards packet-based services that are fundamentally less expensive than the transitional synchronous optical network (“SONET”) and the synchronous data hierarchy (“SDH”) networks, but provide the same level of quality and guarantee of content delivery. OTN technology has emerged as the layer one protocol to replace SONET/SDH in the metro and core. Combined with Wavelength-Division Multiplexing ("WDM") and Dense

Wavelength-Division Multiplexing ("DWDM"), service providers are able to support the vast increases in bandwidth requirements at a lower cost per bit and with easier configurability.
Wireless networks are also moving to Long Term Evolution (“LTE”) infrastructure in order to support a wide range of high-speed wireless devices from smartphones to tablets. Further, carrying all the data traffic from the base station requires higher bandwidth and packet-based wireline connectivity for supporting Ethernet and Internet Protocol.
As the pace of these transitions increases, original equipment manufacturers ("OEMs") are partnering with merchant silicon solution providers to help address the need for larger complexity and higher performance devices that feature lower power consumption and operating costs. We believe these trends have created a significant opportunity for silicon suppliers that can design cost-effective solutions for the processing and transport of data.

AppliedMicro Strategy
ARM-based Server on a Chip Solutions
Our strategy is to leverage our existing connectivity and embedded processor core competencies and solutions to create disruptive new technologies that will define and lead the market for silicon solutions addressing cloud data center and enterprise applications.
Our base business, consisting of a broad array of embedded computing and connectivity products, produces significant revenues and strong gross margins. Our addressable market size and opportunities for revenue growth in these segments, however, are constrained by service provider demand and attrition of lower-margin legacy products. We believe X-Gene's disruptive new technology will by 2016 increase our overall addressable market to as much as $7.5 billion in cloud infrastructure, data center server and other markets, effectively quadrupling our 2012 addressable market. We anticipate our new addressable market will consist of server solutions for cloud data centers and enterprise applications, data center connectivity solutions and a variety of related products including routers, network-attached storage appliances, top of rack switches, and wireless access points.
We commenced our investment in the X-Gene program in 2010, and thereafter actively supported the program's research and development ("R&D") until we were ready to publicly announce our development of disruptive Cloud Server™ technology in late 2011. During and after this development period, our financial reporting reflected abnormally high R&D expenses relative to ongoing revenue levels. Since its inception, we have expensed approximately $238 million in the development of X-Gene. As of today, the returns on that investment include our working pre-production Server-on-a-Chip product, a large and rapidly growing addressable market, and our first-to-market advantage.
We believe X-Gene is the world's first, and currently the only, ARM 64-bit Server-on-a-Chip solution sampling today. X-Gene provides enterprise class ARM 64-bit high performance processor cores, coupled with switch fabric and high-speed networking capabilities that we believe will deliver substantially lower power consumption and substantial TCO savings.
Our introduction last year of our X-Gene FPGA hardware development platform facilitated the development and availability of necessary software for commercial deployment and evolution of the ARM 64-bit ecosystem. In January 2013, we announced our plans for the world's first enterprise class ARM 64-bit server system development platform based on X-Gene. This X-C1 platform consists of both X-Gene Cloud Server hardware and software components, including compilers, operating systems, virtualization and application software for multiple Tier 1 ecosystem partners. We expect to commence commercial shipments of these development platforms in June 2013. We believe market interest and demand for our X-Gene development platforms demonstrates our leadership and first-to-market advantage.
X-Gene builds on our history as a global leader in providing energy-efficient, sustainable solutions to process and transport information for current and next generation networks. Being a leader in processor design, embedded processor System-on-Chip ("SoC") design, mixed-signal design, high speed signal processing, Internet protocol, OTN and Ethernet packet processing gives AppliedMicro the foundation to compete and excel in the next several generations of solutions.
Embedded Computing
We continue to market our processor products based on Power Architecture. Developed by IBM, Power Architecture is the leading standard computing platform within the communications market for high-performance embedded systems. Many of our customers' products require embedded computing solutions for managing control plane and data plane functionality. Our products combine the embedded central processing unit ("CPU") with peripheral functionality to create optimum solutions for applications such as wireless access points, residential gateways, wireless base-stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers. Products based on Power Architecture are broadly deployed and continue to be designed into major telecommunications, consumer, and networking equipment. Our PACKETpro™ family leverages the general purpose embedded computing capabilities of Power Architecture in combination with technologies derived from our portfolio of traffic management and packet computing products to create solutions that are ideally suited for converged Internet Protocol-based networks.

As part of our SLIMpro™ PowerPC ISA product offering, we developed an asymmetric multiprocessing architecture that combines the ARM 32-bit and PowerPC 32-bit cores. This combination has enabled enhanced features for security, power management and offload capabilities. Furthermore, this technology led to the implementation of ARM 32-bit offload engines (or accelerators) built into our X-Gene product family.
Connectivity
Historically, our connectivity products have focused on the SONET/SDH optical telecommunications infrastructure. Today our product mix continues to shift to the data center as our newer products begin to mature. Our PHY design wins include service provider and data center customers, particularly with our 100Gbps QPSK Mux and Gearbox products. Design wins for our QPSK Mux product include eight of the world's largest optical module manufacturers and vertically integrated 100Gbps system companies.
In the service provider market segment, emerging metro Ethernet and OTN deployments are driving substantial investments in optical infrastructure. These new deployments are increasingly based on OTN with highly integrated framing, mapping, and multiplexing functions. High-speed physical layer capabilities in combination with our Forward Error Correction (“FEC”) experience play a critical role in providing cost-and power-optimized solutions for the leading edge platforms in the Wide Area Network ("WAN").
Data center and enterprise networks continue to deploy computing and storage assets. To address the rapidly increasing volume of information, data center network infrastructures are migrating from 1Gbps Ethernet to 10Gbps and 100Gbps. Ethernet is increasingly used for connectivity between processor nodes, semiconductor components, blades, racks and appliances. Our data center connectivity technology portfolio, consisting of optical, backplane and short reach copper solutions, is specifically targeted to provide high speed connectivity with increased port density, at lower power and operating cost points, that will enable greater penetration into the present and future data center infrastructure markets.
Products and Customers
We develop products for computing and high-speed connectivity. These products are used in a wide variety of communications and other networking applications such as the infrastructure for wide area networks, carrier access networks, and enterprise networks.
Most of our products can be grouped into the functional categories listed below.
Server on a Chip Products: In April 2013, we announced shipping samples of X-Gene to customers and partners. X-Gene is the world's first ARM 64-bit Server on a Chip platform, featuring eight high-performance cores operating at up to 2.4GHz, coupled with network and storage offload engines and integrated Ethernet. X-Gene represents a new, grounds-up Cloud Server solution tailored for the rapid growth of structured and unstructured compute requirements in next generation data centers. We currently expect to commence production of our X-Gene Server on Chip solution by the end of calendar 2013 and to begin generating sales revenue in calendar 2014.
In June 2013, we expect to ship our X-C1 server system development platform based on X-Gene. This platform consists of both X-Gene hardware and software components, including compilers, operating systems, virtualization and application software for multiple Tier 1 ecosystem partners. Target customers for our X-Gene development platform include cloud and enterprise data centers, as well as Tier 1 server OEMs and networking equipment OEMs.
Embedded Computing Products: We are one of the leading suppliers of embedded processors and SoCs. Our embedded processors are widely deployed in a variety of critical applications in target markets such as wireless LAN, residential, data centers and enterprise. In networking equipment such as edge, core and enterprise routers, our embedded processors handle overall system maintenance and management functions. Versions of our processors are also targeted at large opportunities in RAID storage processing, multi-function printers and a variety of other embedded applications. In wireless LAN applications, our embedded processors are installed in a significant share of all enterprise class access points shipped worldwide. Our existing products utilize IBM's Power Architecture processor cores in various speed grades. These cores are integrated with various peripheral functionality to create specialized SoC product solutions.
In fiscal 2012, we introduced the APM8669x “Black Mamba”, the highest performance member of our second generation of PACKETpro™ embedded processors. While PACKETpro™ is our second-generation of embedded processors, it is the first to feature offload acceleration of critical features at performance levels up to 1.3 GHz. The innovative subsystem design features the Scalable Lightweight Intelligent Management processor, or SLIMpro™, to enable breakthrough flexibility in power management, protected asymmetrical multi-processing, failover protection, resiliency and end-to-end security for a wide range of mission-critical applications in wireless and wired networking, multi-function printer, industrial, network-attached storage, consumer and enterprise access point markets. Additional members of the PACKETpro™ family include “Green Mamba,” “Diamond Back”,

“Keelback”, and “Catalina.” Our current embedded processor customers include Brocade, Cisco, Ericsson, Fujitsu, Hewlett-Packard, Kyocera, Netgear, Q-Logic, Toshiba TEC and Western Digital.
Connectivity Products: Our high-speed connectivity products include a broad array of physical layer, framer and mapper solutions. Our mixed-signal PHY silicon solutions transmit and receive signals in a high-speed serial format. Our products are able to correctly receive these signals in challenging environments through the inclusion of highly efficient dispersion compensation methodologies. This low noise capability permits the transmission of signals over greater distances with fewer errors. Our PHYs also convert high-speed serial formats to low-speed parallel formats and vice versa. We believe these products set a new benchmark for performance and power.
We announced availability of our Gearbox product in February 2012. It features four 28 Gbps interfaces, among the highest performing true “Telecom Grade” Gearbox products available in CMOS in the industry. Its initial applications are for 100Gbps optical modules that are used by our mainstream service provider customers. With current industry products for Gearbox-type products based on more expensive and power-intensive processes, we believe our CMOS-based Gearbox offers much lower power and increased likelihood of assured supply compared to other silicon solution vendors. Our customers include leading OEMs for both wide area and access network equipment: Alcatel-Lucent, Cisco, Fujitsu, Huawei, Juniper Networks, Nokia-Siemens Networks, ZTE and many others. More recently, we introduced a PM-QPSK Multiplexer which provides the transmit function in a 100Gbps Coherent Optical Module. Realized in CMOS process technology, we believe it has been widely accepted as the lowest power and best performing product of its type, and is displacing older technology products that were realized in Silicon Germanium process technology.
We also design and market mixed-signal datacom 10Gbps Ethernet optical PHYs. These products, such as the QT2025 and the QT2225, are targeted at the higher volume data center switching and server markets served by system vendors such as Cisco, Dell, Fujitsu, Hewlett-Packard, IBM, Juniper Networks and others. Our 10GBaseT (10Gbps Copper Ethernet) technology appeals to the same customer base, enabling them to utilize existing copper cabling infrastructure, particularly in high growth data center environments.
Our framing layer silicon solutions transmit and receive signals to and from the physical layer in a parallel format and are used in high-speed optical network infrastructure equipment. For OTN applications, our framer products incorporate our industry-leading Forward Error Correction technology to significantly improve reach. Most customers in the service provider space have production life cycles of five to seven years, and we are in the middle stage of this life cycle with our Rubicon and Pemaquid OTN devices. We followed these products with our Yahara product family, which improves on the functionality of Rubicon and integrates 10Gbps PHY. Customers have found Yahara to be a very effective upgrade to Rubicon for newer line cards. In fiscal year 2012, we went into production with our PQ60 family of OTN framers. Where Rubicon and Yahara feature a single primary 10Gbps interface, PQ60 offers six of them. PQ60 and derivative products have become the de facto standard in edge routers, the single highest growth segment in OTN. Our current customers for framers and mappers include Adva, Alcatel-Lucent, Ciena, Cisco, Fujitsu, Huawei, Juniper, Tellabs and ZTE.
Competition
We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon® server processors and related chipsets developed and marketed by Intel. As a result, we will compete with Intel in the existing cloud and enterprise server infrastructure market. In the cloud and enterprise server market, we will compete with Intel Xeon in addition to low-power server silicon products from Intel, AMD, and a number of ARM-based server silicon vendors, including Calxeda, Cavium, Texas Instruments and others. We believe X-Gene is well-positioned to address the performance capabilities and enterprise features demanded by today's cloud infrastructure providers, offering high-speed networking, software-defined networking capabilities and enterprise-class security, along with significant projected TCO savings. We believe X-Gene will be a compelling solution in both the existing cloud and enterprise infrastructure and the cloud growth opportunity.
In the embedded computing silicon solutions market, we compete with technology companies such as Broadcom, Cavium and Freescale Semiconductor. In addition, some of our customers and potential customers have internal integrated circuit designs or manufacturing capabilities with which we compete.
In the connectivity silicon solutions market segment, we compete primarily against companies such as Broadcom, Cortina and PMC-Sierra.
While the nature of the communications market segment is that design cycles are often measured in years, the communications silicon solutions market is highly competitive and is subject to rapid technological change. We typically face competition at the design stage when customers are selecting components for their next-generation products. We believe that the principal factors of competition for the markets we serve include: product performance and capability, TCO and time-to-market, as well as our engineering expertise, reputation and prior customer satisfaction.

Our ability to successfully compete in these markets will depend on our ability to design and oversee the manufacture of new products that showcase new technologies and gain end-market acceptance in a time-efficient and cost-effective manner.
Technology
We utilize our technological and design competencies to solve the problems of high performance processor design, high-speed analog, with digital and mixed-signal circuit designs to create compelling silicon solutions for our customers. We blend systems and software expertise with a high-level of silicon integration to deliver solutions for data centers, communication networks, data storage and imaging applications.
Our computing team has delivered a multi-core processor running at up to 2.4Ghz based on ARM 64-bit architecture and CMOS process technology. Our analog and connectivity teams have created and delivered to customers 100Gbps production silicon, also in CMOS. Our systems architects, design engineers, technical marketing and applications engineers have a deep understanding of the data center, as well as the copper and fiber optic communications systems that help us to design and build application specific standard products. Using this expertise, we develop semiconductor connectivity devices to meet the OEMs' high-bandwidth requirements. By understanding the systems into which our products are designed, the end application of our products, and the service level requirement of carriers and service providers, we are better able to anticipate and develop solutions for our customers. We believe that our systems knowledge enables us to develop more comprehensive, interoperable solutions.
Our products incorporate a combination of internally developed and licensed technologies. For our embedded processor products, we are a licensee of Power Architecture along with ARM's 32-bit cores. For our Server on a Chip and embedded computing products, we hold an ARM 64-bit (v8) architectural license and we believe we are the first company to deliver silicon using this ISA. We also license various other technology components used in our products, as well as various engineering design and verification tools.
Research and Development
Our R&D expertise and efforts are focused on the development of high-performance analog, digital and mixed-signal silicon solutions and the development of highly integrated embedded processing SoC silicon solutions for the communications market, and the development efforts related to the 40nm and 28nm X-Gene™ ARM® 64-bit Server on a Chip™ products. We also develop high-performance libraries and design methodologies that are optimized for each of these applications. Our primary R&D facilities are located in Sunnyvale and San Diego, California, and Wilmington, Massachusetts in the United States; Ottawa in Canada; Ho Chi Minh City in Vietnam; and Pune and Bangalore in India. During the fiscal years ended March 31, 2013, 2012 and 2011, we expended $187.4 million, $175.7 million and $108.7 million, respectively, on R&D activities.
Manufacturing
Manufacturing of Integrated Circuits
The manufacturing of integrated circuits requires a combination of competencies in advanced silicon technologies, package design and manufacturing and high-speed test and characterization. We have obtained access to advanced complementary metal-oxide semiconductor (“CMOS”) manufacturing technology through foundry relationships. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management and technical performance. We purchase our ceramic and plastic packages from several vendors including Advanced Semiconductor Engineering (“ASE”), Siliconware Precision Industries Co Ltd. (“SPIL”), IBM, Kyocera, Unimicron, NTK and Nanya.
Wafer Fabrication
We do not own or operate foundries for the production of silicon wafers from which our products are made. We use external foundries such as IBM, Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and United Microelectronics Corporation (“UMC”) for the majority of our production of silicon wafers. Subcontracting our manufacturing requirements eliminates the high fixed cost of owning and operating a semiconductor wafer fabrication facility and enables us to focus our resources on design of silicon solutions and applications where we believe we have greater core competencies and competitive advantages.
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

Sales and Marketing
Our sales and marketing strategy is to develop strong, engineering-intensive relationships with the customer design teams for the creation of market leading platforms. We maintain close working relationships with these customers so our marketing team can focus on identifying and defining new products that will meet their requirements in the future. This allows us to often be involved in the early stages of our customers' plans to design new equipment. We sell our products both directly and through a network of independent manufacturers' representatives and distributors. Our direct sales force has strong technical skills. Expert technical support is critical to our customers' success and we provide such support through our field applications engineers, technical marketing team and engineering staff, as well as through our extranet technical support web site.
We augment this strategic account sales approach with US and non-US distributors that service some of our accounts purchasing standard silicon solutions. Typically, these distributors handle a wide variety of products, including those that compete with our products and fill orders for many customers. We use marketing programs to augment the distribution effort to reach many of our customers. Most of our sales to distributors are made under agreements allowing for price protection and stock rotation of unsold merchandise. Our sales headquarters is located in Sunnyvale, California. We maintain sales offices throughout the world. Information regarding net revenues generated from each category of our products and from each of our significant customers and a geographic breakdown of our net revenues is summarized in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Backlog
Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customers’ needs; customer orders generally can be cancelled or rescheduled without significant penalty to the customer. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period.
Intellectual Property
We rely in part on patents to protect our intellectual property (“IP”). We currently hold approximately 265 issued patents, which principally cover aspects of the design and architecture of our IC and enterprise storage products. In addition, we have over 192 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that any of our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, will be found to be valid or enforceable, or that the patents of others will not have an adverse effect on our ability to do business. There can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us.
To protect our IP, we also rely on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements. In the United States, our trademarks and registered trademarks include AppliedMicro, AMCC, APM, X-Gene, Server on a Chip, Cloud Server, OTNsec, Arming the Cloud and Hard Silicon, among others. In addition to our IP, we also rely upon licensing certain third-party technologies for the development of our products. See Technology, above, for further information about such licenses.
As a general matter, the semiconductor and enterprise storage industries are characterized by substantial litigation regarding patent and other IP rights. In the past we have been, and in the future may be, notified that we may be infringing on the IP rights of third parties. In some cases, the third parties have demanded that we pay significant patent license fees in order to avoid litigation asserting IP infringement. To date, we have refused to enter into any such patent license agreements. We have certain indemnification obligations to customers with respect to the infringement of third party IP rights by our products. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not have a materially adverse effect on our business, financial condition or operating results. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the IP rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms, or at all. Any limitations on our ability to market our products, any delays and costs associated with redesigning our products or payments of license fees to third parties or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and operating results.

Environmental Matters
We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals that are and were used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. Such regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. Since 1993, we have been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical Corporation site and the surrounding groundwater aquifers, which efforts are ongoing. For more information see our risk factor titled “We could incur substantial fines, litigation costs associated with our storage, use and disposal of hazardous materials” in Part I, Item 1A, Risk Factors, below and refer to footnote 11 “Legal Proceedings” to the financial statements.
Employees
As of March 31, 2013, the Company had 649 full-time employees: 64 in administration, 507 in R&D, 13 in operations and 65 in marketing and sales. Our ability, as the economy recovers, to attract and retain qualified personnel is essential to our continued success. None of our employees are covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.
Executive Officers of the Registrant
Our current executive officers and their ages as of March 31, 2013 are as follows:

Name	Age	Position(s)
Paramesh Gopi	44	President and Chief Executive Officer, Member of the Board of Directors
Robert G. Gargus	61	Senior Vice President and Chief Financial Officer
L. William Caraccio	54	Vice President, General Counsel and Secretary
Shiva K. Natarajan	47	Vice President, Corporate Controller and Chief Accounting Officer
Hector Berardi	48	Vice President, Operations
Michael Major	56	Vice President, Corporate Marketing and Human Resources

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
L. William Caraccio joined us in June 2010 as Vice President, General Counsel and Secretary. In December 2002, he was a co-founder of RMI Corporation (formerly Raza Microelectronics, Inc.), a privately held fabless semiconductor company where he was most recently Senior Vice President, General Counsel and Secretary, and, following RMI Corporation’s acquisition by Netlogic Microsystems, Inc. in October 2009, he served a transition role at Netlogic as Senior Counsel until January 2010. From March 2000 to January 2003, he was Vice President, General Counsel and Secretary of Foundry Holdings, Inc., a privately held investment firm and incubator of high technology companies. From June 1992 to March 2000, he was at Pillsbury Madison & Sutro LLP (now Pillsbury Winthrop Shaw Pittman LLP), an international law firm where he was most recently a Partner and co-chair of the firm’s Corporate Securities and Technologies Group. Mr. Caraccio earned his Juris Doctor degree from the University of California, Berkeley and holds a Bachelor of Arts degree from the University of California, Irvine.
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
Michael Major oversees the corporate marketing team at AppliedMicro, and is responsible for the strategic direction and implementation of brand management; marketing communications; public relations and industry analyst relations. He joined AppliedMicro in 2006 and has also served as vice president of human resources, leading the company's talent, compensation and internal communications functions. He has more than 35 years of experience with human resources and communications-related activities. Previously, Mr. Major was with Silicon Image and Netscape Communications. Mr. Major's experience includes 20 years consulting to companies on matters relating to human resources and communications. He holds a bachelor's degree in economics from Stanford University and is a graduate of the University of Michigan's Advanced Human Resources Executive Program.

Item 1A.	Risk Factors.
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
Our liquidity may deteriorate based on our future uses of cash
Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if we decide to pay for the remainder of the Veloce acquisition consideration using a greater proportion of cash, instead of our common stock, than is currently anticipated, or if our normal operations require us to expend more cash than anticipated. As a result of any of the above, we may be faced with liquidity issues and could elect or be required to pursue various options to raise additional capital or generate cash. There can be no assurance that any of the options that we currently believe to be available will be viable in the future on commercially reasonable terms or at all.
During the fiscal years ended March 31, 2013 and 2012, our cash used in operating activities was approximately $33.1 million and $9.4 million, respectively.
If we are unable to timely develop new products or new versions of products to replace our current products, our operating results and competitive position will be materially harmed.
Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors could render our existing products less competitive or obsolete. Accordingly, our ability to compete in the future will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition will be negatively affected.
The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our successful collaboration with our ecosystem and technology partners;

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	continued availability on commercially reasonable terms of the manufacturing services purchased from and the technology components and tools licensed from third party suppliers;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	availability, quality, price, performance, power consumption, and size of our products relative to competing products and technologies;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	maintaining compliance and compatibility with new and changing industry standards and requirements;

•	our maintaining close working relationships with key customers so that they will design our products into their future products;

•	our ability to develop, gain access to and use leading technologies in a cost-effective and timely manner; and

•	our retention of key technical and design expertise within our employee ranks.
We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products in our Connectivity and Computing business units. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene™ and other server processor products, we are a licensee of the ARM v8 64-bit architecture and will depend upon our continuing license rights to that ISA, including without limitation the timely completion and delivery by ARM of various updates and other deliverables under the license agreement. Furthermore, the development and commercialization of new products incorporating ARM architecture could be delayed if the ecosystem partners who rely on this architecture are unable to successfully establish their own operations on a timely basis including their continued access to and the use of the ARM architectural licenses or if they are unable to work closely with ARM in developing their products.
Our significant investment in Veloce may not result in the successful development and commercialization of new technologies or products.
In June 2012, we completed the acquisition of Veloce under a merger agreement we entered into with Veloce in May 2009, as amended in November 2010 and April 2012. Pursuant to the merger agreement, the purchase price is estimated to be in the range of $126.6 million up to $178.5 million, depending upon the achievement and timing of multiple post-closing product development milestones and technical performance results. At this time, the eventual outcome of such milestones and performance results is not determinable and as such, we are unable to provide a narrower range for the estimated total merger consideration. We will update the range in the future when additional relevant information is available.
Even after the successful completion of the acquisition of Veloce as described above, we may fail to appropriately integrate the operations of Veloce into the Company. In addition, the departure from the Company of one or more Veloce management or engineering personnel could materially adversely affect our product development efforts for X-Gene and next-generation products. Although we have spent considerable time and resources in the developmental effort, eventually we may be unsuccessful in developing, marketing and selling the products that are described in the merger agreement, in which case our investment in Veloce would not bear any significant value to our business and would have a material adverse impact on our financial results and condition.
If we issue additional shares of stock in the future, it may have a dilutive effect on our stockholders.
We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions (including, without limitation, discharging our remaining purchase price obligations in the Veloce acquisition) through the use of stock, adopting additional equity incentive plans and raising equity capital. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. During the first or second quarter of fiscal 2014, we expect to issue approximately 2.3 million additional shares of our common stock as part of the Veloce acquisition consideration. Thereafter, we have the ability to issue up to approximately 7.6 million additional shares of our common stock as Veloce acquisition consideration without obtaining stockholder approval. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, and our available cash balances and liquidity requirements as of such dates, none of which are determinable at this time.
The markets in which we compete are highly competitive, and we expect competition to increase in these markets in the future.
The markets in which we compete are highly competitive, and we expect that domestic and international competition will increase in these markets, due in part to rapid technological advances, price erosion, changing customer preferences, deregulation, and evolving industry standards.
Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share. Our ability to compete successfully in our markets depends on a number of factors, including:

•	our ability to partner with OEM and channel partners who are successful in the market;

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, interoperability, reliability, performance and certification;

•	our ability to attract and retain key engineering, operations, sales and marketing employees and management;

•	customer support;

•	time-to-market;

•	price;

•	production efficiency;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers' products;

•	market acceptance of competitors' products; and

•	general economic conditions.

We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel. As a result, we will compete with Intel in the existing cloud and enterprise server infrastructure market. In the cloud and enterprise server market, we will compete with Intel Xeon in addition to low-power server silicon products from Intel, AMD, and a number of ARM-based server silicon vendors, including Calxeda, Cavium, Texas Instruments and others. In the embedded computing silicon solutions market, we compete with technology companies such as Broadcom, Cavium and Freescale Semiconductor. In addition, some of our customers and potential customers have internal integrated circuit designs or manufacturing capabilities with which we compete. In the connectivity silicon solutions market segment, we compete primarily against companies such as Broadcom, Cortina and PMC-Sierra. Many of these companies have substantially greater financial, marketing and distribution resources than we have. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment.
Many of our competitors have longer operating histories and presences in key markets, greater name recognition, larger customer bases and in some cases operate their own fabrication facilities. Our competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a more timely basis than comparable products from us or that have the potential to replace or provide lower cost alternatives to our products. The introduction of enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable. We and our customers face intense price pressure and competition from companies in lower cost countries such as China. In response to these price pressures, our customers could require us to reduce prices which could impact our financial results adversely. Furthermore, our discrete legacy products are being and could continue to be integrated into ASICs or combined into single chip solutions that could cause our revenues from such products to decline at a faster rate. As a result of each of these factors, we cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline, which could have a material adverse effect on our business, financial condition and results of operations.
Our dependence on third-party manufacturing and supply relationships increases the risk that we will not have an adequate supply of products to meet demand or that our cost of materials will be higher than expected.
We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with our dependence on third-party manufacturing and supply relationships, including:

•	pricing of foundry services and or other supply chain vendors or packaging and test service vendors such as TSMC, IBM, ASE, SPIL, etc.;

•	reduced control over the supply chain process, delivery schedules and quality;

•	inadequate manufacturing yields and excessive costs;

•	the risks associated with transitioning our manufacturing supply from one foundry or other supplier to another;

•	our ability to attract and retain key personnel and to maintain knowledge base;

•	difficulties selecting and integrating new subcontractors;

•	the potential lack of adequate capacity at the foundry during periods of excess demand, resulting in significant increases in lead-time requirements and production delays;

•	increased risk of excess and obsolete inventory charges due to the higher level of inventories in response to the increased lead-times;

•	limited warranties on products supplied to us;

•	potential instability and business disruption in countries where third-party manufacturers are located;

•	potential misappropriation of our intellectual property; and

•	potential foundry shortages when we commence manufacturing future products, especially those with 28nm technologies which could delay the supply of products to our customers.
Our outside foundries and manufacturing, packaging and test service providers generally operate on a purchase order basis, and we have few long-term supply arrangements with these suppliers. We have less control over delivery schedules, manufacturing yields and costs than our competitors that use their own fabrication facilities or provide larger volumes of business to their outside foundries. A manufacturing disruption or capacity constraint experienced by one or more of our outside foundries or service providers or a disruption of our relationship with an outside foundry or service provider, including discontinuance of our products by that foundry or service provider, would negatively impact the production and cost structure of certain of our products for a substantial period of time.
As our third-party manufacturing suppliers extend their lead time requirements, we will likely need to also extend our lead time requirements to our customers. This could cause our customers to lower their competitive assessment of us as a supplier and, as a result, we may not be considered for future design awards.

Each of our IC products are generally only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies' products while reducing deliveries to us on short notice. There is also the potential that they may discontinue manufacturing our products or go out of business. Because establishing relationships, designing or redesigning silicon solutions, and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products.
Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. This risk is substantially higher with respect to the anticipated manufacture of our new X-Gene products at 40 nanometers and smaller geometries. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.
If the foundries or subcontractors we use to manufacture our products discontinue the manufacturing processes needed to meet our demands, or fail to upgrade their technologies needed to manufacture our products, we may be unable to deliver products to our customers, which would materially adversely affect our operating results and harm our reputation. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.
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
Some companies that supply our customers are similarly dependent on a limited number of suppliers to produce their products. These other companies' products may be designed into the same networking equipment into which our products are designed. Our order levels could be reduced materially if these companies are unable to access sufficient production capacity to produce in volumes demanded by our customers because our customers may be forced to slow down or halt production on the equipment into which our products are designed.
Our restructuring activities could result in management distractions, operational disruptions and other difficulties.
Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs and such restructuring activities are likely to continue. In particular, in December 2012, we implemented a Board-approved restructuring plan that resulted in an aggregate reduction in force of approximately 10% of our employee headcount. Employees whose positions were eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation, increase our expenses, increase the work load placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any additional restructuring activities undertaken in future restructuring activities will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities or remain competitive.
We may experience difficulties in transitioning to smaller geometry processes or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.
Currently, we are shipping samples of our X-Gene 40 nanometer product and we have a 28nm version of the product under development. As smaller line width geometry processes become more prevalent, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to increasingly smaller geometries. This transition will require us to redesign certain products and will require us and our foundries to migrate to new manufacturing processes for our products.

We may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance and we have designed IC products to be manufactured at 40 nanometer and potentially smaller geometry processes. We have in the past experienced difficulties in shifting to smaller geometry process technologies and new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to smaller geometries is inherently more expensive and as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face similar difficulties, delays and expenses as we continue to transition our IC products to smaller geometry processes and at competitive pricing. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully and at competitive pricing. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition and at competitive pricing, our business, financial condition and results of operations could be materially and adversely affected.
The gross margins for our products could decrease rapidly or not increase as forecasted, which will negatively impact our business, financial conditions and results of operations.
The gross margins for our solutions have declined in the past and may do so again in the future. Factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors, the overall mix of our products sold during a particular quarter, and other factors. From time to time, for strategic reasons, we may accept orders at less than optimal gross margins in order to facilitate the introduction of new products or the market penetration of existing products. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. If the gross margins for our products decline or not increase as anticipated and we are unable to offset those reductions, our business, financial condition and results of operations will be materially and adversely affected.
The current economic circumstances and uncertain political conditions could harm our revenues, operating results and financial condition.
The economies of the United States and other developed or developing countries have experienced an economic downturn for the last several years. While the U.S. economy has recently begun to rebound from the economic downturn, we cannot predict whether this recovery will be sustained or will reverse course. Deteriorating economic conditions in certain countries, including several countries in Europe, could adversely spiral and impact the global nascent recovery which could in turn adversely impact our revenues and financial results and condition.
The recent downturn resulted in a decline in our near term revenues. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global and domestic economic and market conditions persist or deteriorate, we may experience further material impacts on our business, operating results and financial condition, which in turn could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Our portfolio primarily includes fixed income securities, closed end bond funds, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices may have an unfavorable impact on our portfolio and may cause us to record impairment charges to our earnings. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges of our short term investments and marketable securities. During the fiscal years ended March 31, 2012 and 2011, we did not record any other-than-temporary impairment charges. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize impairments in the fair value of our investments.
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
If our operating results are below the expectations of research analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are difficult to control or predict, include those discussed elsewhere in this “Risk Factors” section, as well as the following:

•	fluctuations in the timing and amount of customer requests for product shipments;

•
the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers' products or over-ordering or double booking of our products or our customers' products;

•	changes in the mix of product orders;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies, including without limitation our X-Gene products, on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers' products, including without limitation failure of X-Gene to be commercially accepted at the levels we anticipate;

•	risks associated with our or our customers' dependence on third-party manufacturing and supply relationships;

•	increases in the costs of products or discontinuance of products by our suppliers;

•	the amounts and timing of meeting the specifications and expense recovery on non-recurring engineering projects;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in R&D;

•	the product lifecycle and recoverability of architectural licenses, technology access fees and mask sets;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	the impact of potential one-time charges related to purchased intangibles;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	the effects of changes in accounting standards; and

•	the availability of ecosystem partners.
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

•	our customers may experience shortages from their suppliers that may cause them to delay orders or deliveries of our products;

•	delays in the availability of our products or our customers' products;

•
delays in the availability of the software elements from third party vendors and ecosystem partners that may cause delays in customers using our hardware products resulting in further delays of bringing our product to market;

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	delays when our customers are transitioning from old products to new products;

•	a decrease in demand for our products or our customers' products;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	the failure of our products to be qualified in our customers' systems or certified by our customers;

•	excess inventory of our products held by our customers, resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one or more of our subcontract manufacturers to perform its obligations to us;

•	our failure to successfully integrate acquired companies, products and technologies; and

•	global economic and industry conditions.
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
Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns business. We measure turns business at the beginning of a quarter based on the orders needed to meet the shipment forecasts that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns business correlate to overall semiconductor industry conditions and product lead times. Because turns business is difficult to predict, varying levels of turns business make our net sales more difficult to forecast. If we do not achieve a sufficient level of turns business in a particular quarter relative to our revenue forecasts, our revenue and operating results may suffer.
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
If the technology sector and the Internet do not continue to grow, our business will suffer.
The technology equipment industry is cyclical and has in the past experienced significant and extended downturns. The recent downturn was significant and we cannot predict if the current economic improvement is sustainable in the near future. A substantial portion of our business and revenue depends on the continued growth of the technology sector and the Internet. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet. The past downturn has caused a reduction in capital spending on information technology. While we are beginning to see indications of improvement, there are no guarantees that this growth will sustain, resulting in potential volatility. If there is another downturn, our business, operating results and financial condition may be materially and adversely affected. We are developing products for the cloud server market which is currently dominated by a few large potential customers. If we are unable to partner with and sell our products to these customers, our future revenues from these products may be adversely impacted.

Interruptions, delays, security breaches or other unauthorized activities at third-party data centers or other cloud computing infrastructure providers could materially harm our business.
We conduct significant business functions and computer operations, including without limitation data storage and email, using the infrastructure systems of third-party vendors, such as remote data centers, virtual servers and other “cloud computing” resources. “Cloud computing” is an information technology hosting and delivery system in which data is stored outside of the user's physical infrastructure and is delivered to and used by the user as an internet-based application service. These third-party systems may experience cyber-attacks and other security breaches, along with the possible risk of loss, theft or unauthorized publication of our technical, proprietary and trade secret information or other confidential information of our employees and customers. Any interruptions or problems at such data centers or other cloud computing facilities could result in significant disruptions to our business operations hosted at or affected by such site. We do not control the operation of such data center or other providers, and each is vulnerable to damage or interruption from earthquakes, floods, fires, vandalism, power loss, telecommunications failures and similar events. These third-party vendor relationships present further risk and management challenges for us, including, among others: confirming and monitoring the third-party's security measures; the potential for improper handling of or access to our data; and data location uncertainty, including the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate, or the unauthorized movement of technical data between locations in violation of applicable export laws. We undertake substantial efforts to assure the security and confidentiality of information provided to our vendors under cloud computing or other arrangements through appropriate risk evaluation, security and financial due diligence, contracts designed to set and maintain high security and confidentiality standards, and ongoing evaluation of third-party compliance with the required standards. While we expend significant resources on these measures, there can be no assurance that we will be successful in preventing attacks, breaches or other unauthorized activities or detecting and stopping them once they have begun. Our failure to effectively manage and communicate our strategies with our outsourced service providers, or their failure to perform as required or to properly protect our data, may result in operational difficulties which may adversely affect our business, financial condition and results of operations. In addition, such data center and other providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew our agreements with the data center and other providers on commercially reasonable terms, we may experience costs or down time in connection with the transfer to new third-party providers.
Our business is dependent on selling to distributors and any disruption in their operations could materially harm our business
Sales to distributors accounted for approximately 66%, 58% and 46% of our revenues for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. Our largest distributor accounted for approximately 27%, 20% and 29% of our revenues for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. We do not have long-term agreements with our distributors and either party can terminate the relationship with little advance notice.
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
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	2013	2012	2011
Wintec (global logistics provider)	19%	20%	—
Avnet (distributor)	27%	20%	29%
Flextronics (sub-contract manufacturer)	*	11%	—
Hon Hai (sub-contract manufacturer)	*	*	14%

*Less than 10% of total net revenues.
We have no long-term volume purchase commitments from our key customers. One or more of our key customers may discontinue operations as a result of consolidation, bankruptcy or otherwise. Reductions, delays and cancellation of orders from our key customers or the loss of one or more key customers could significantly reduce our revenues and profits. Our agreements with customers typically are non-exclusive and do not require them to purchase a minimum quantity of our products. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers.
Our ability to maintain or increase sales to key customers and attract significant new customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us;

•	customers or prospective customers may not incorporate our products into their future product designs;

•	the timing and success of new product introductions by customers ;

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

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationships with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products; and

•	the impact of terminating certain sales representatives or sales personnel as a result of a Company workforce reduction or otherwise.
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
Increasing lead times from our suppliers cause us to make commitments for inventory purchases earlier in our production cycle which in turn increases our risk of having excess inventory. In addition, some of our suppliers are delivering based on allocations which in turn cause us to increase our inventory levels. We must balance our inventory levels between the risk of losing a significant customer to a competitor because we cannot meet our customer's requirements and the risk of having excess inventory if a significant order is cancelled.
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
A “design win” occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with the customer's product. There can be delays of several months or more between the design win and when a customer initiates actual orders of our product. Following a design win, we will commit significant resources to the integration of our product into the customer's product before receiving the initial order. Receipt of an initial order from a customer following a design win, however, is dependent on a number of factors, including the success of the customer's product, which cannot be guaranteed. The design win may never result in an actual order or sale of our products. If we fail to generate revenues after incurring substantial expenses to develop a product, our business and operating results would suffer.
Our customers' products typically have lengthy design cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales.
After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need more than six months to test, evaluate and adopt our product and an additional nine months or more to begin volume production of the equipment or devices that incorporate our product. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we cannot guarantee that the customer will ultimately market and sell its equipment or devices, and that such efforts by our customer will be successful. The delays inherent in this lengthy design cycle increases the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. While our customers' design cycles are typically long, some of our product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to R&D, product sales and marketing may not generate material revenue for us, and from time to time, we may need to write off excess and obsolete inventory. If we incur significant R&D and marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to mitigate those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.
An important part of our strategy is to focus on data center markets. If we are unable to further expand our share of these markets or accurately anticipate or react timely or properly to emerging trends, our revenues may not grow and could decline.
Our target markets, including the data center market, frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs in these markets, or if our products fail to be certified by OEMs, we will lose business from an existing or potential customer and may not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or performance standards, or if we experience a delay as short as a few months in certifying or bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.
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
Customers for our products generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to internally develop their own products. The future prospects for our products in these markets are dependent upon our customers' acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Network equipment vendors may in the future continue to use internally developed components. They also may decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products. If our network equipment vendor customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase our products, or if we are otherwise unable to develop or maintain strong relationships with them, our business, financial condition and results of operations would be materially and adversely affected.
Our business strategy contemplates the potential acquisition of other companies, products and technologies, as well as the divestitures of subsidiaries or operations that no longer are material to our core business. Merger and acquisition activities involve numerous risks and we may not be able to conduct these activities successfully without substantial expense, delay or other operational or financial problems that could disrupt our business and harm our results of operations and financial condition.

Acquiring products, technologies or businesses from third parties, making and increasing equity investments in companies developing such products, technologies or businesses, and divesting business units or subsidiaries and selling product lines and technologies that are no longer material to our core business, are all part of our long-term business strategy. The risks involved with merger and acquisition, equity investment and divestiture activities include:

•	diversion of management's attention from our core businesses;

•	failure to integrate or potential loss of key employees, particularly those of the acquired companies;

•
potential difficulties resulting from the divestiture of business operations, with respect to protecting the confidentiality of proprietary information and trade secrets not subject to the divestiture;

•
difficulties and risks associated with the methods, estimates and judgments we use in applying critical accounting policies, such as the valuation of merger consideration affecting operating expenses as reflected in the reduction in R&D expense recognized in the fourth quarter of fiscal 2013;

•	difficulty in completing an acquired company's in-process research or development projects;

•	customer dissatisfaction or performance problems with an acquired company's products or services;

•	both expected and unanticipated adverse effects from the loss of technologies, patents and other intellectual property, and personnel relating to divested subsidiaries, product lines and businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	costs associated with acquisitions, investments and divestitures;

•	difficulties associated with combining, integrating or separating acquired or divested operations, products or technologies;

•	difficulties and risks associated with entering and competing in markets that are unfamiliar to us; and

•	ability of the acquired companies to meet their financial projections and the effect of divesting subsidiaries and businesses on our revenues and margins.
In addition, as a result of our acquisition and investment activities, mergers or acquisitions, we could;

•	issue stock that would dilute, in some cases significantly, our current stockholders' percentage ownership;

•	use a significant portion of our cash reserves or incur debt;

•	assume liabilities, including unanticipated third-party litigation and other unknown liabilities and unanticipated costs, events or circumstances;

•	incur adverse tax consequences;

•	incur amortization or impairment expenses related to goodwill and other intangible assets, depreciation and deferred compensation; and

•	incur large one-time charges and immediate write-offs.
Any of these risks could materially harm our business, financial condition and results of operations.
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the past slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. Additionally, the past deterioration in market values has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At March 31, 2013, we had $25.2 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.
In April 2013, we completed the sale of 100% of the issued and outstanding shares of TPack A/S, a limited liability company organized under the laws of Denmark and a wholly-owned subsidiary of the Company, and certain specified intellectual property assets owned by the Company related to TPack's business for an aggregate consideration of $33.5 million, payable in cash. Refer to Footnote 12 to Notes to Consolidated Financial Statements for details of the sale.

In January 2013, we sold certain assets relating to our active optical technology platform to Volex Plc for a purchase price of approximately $2 million. Pursuant to the asset sale, AppliedMicro and Volex will share ownership of the associated active optical patent portfolio and are expected to collaborate on certain next-generation optical interconnect products and solutions.
In June 2012, we acquired Veloce for an initial consideration of $60.4 million with additional consideration payable based upon the achievement and timing of multiple post-closing product development milestones and technical performance results. Pursuant to the merger agreement, the purchase price is currently estimated to be in the range of $126.6 million up to $178.5 million, depending upon the actual achievement of such milestones and performance results. At this time, the eventual outcome of one milestone is not determinable and, as such, we are unable to provide a narrower range for the estimated total merger consideration. We will update the range in the future when additional relevant information is available.
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
International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. The revenues we derive from international sales are subject to certain risks, including:

•	foreign currency exchange fluctuations to the extent that this impacts our customers purchasing power;

•	changes in regulatory requirements;

•	tariffs, rising protectionism and other trade barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	natural disasters;

•	increased exposure to liability under U.S and foreign anti-corruption laws and regulations;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles and difficulties in collecting accounts receivable in some countries;

•	burdens of complying with a wide variety of complex foreign laws and treaties;

•	potentially adverse tax consequences; and

•	uncertain economic conditions that may worsen or sustain improvements which trail those in the United States.
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
Our foreign operations may subject us to risks relating to the U.S. Foreign Corrupt Practices Act, other U.S. and foreign anti-bribery statutes and similar foreign regulations that may have a material adverse impact on our business, financial condition or results of operations.
Our international operations are subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery regulations in foreign jurisdictions where we do business, such as China, India, Vietnam, and in Europe. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with obtaining or retaining business overseas or to secure an improper commercial advantage. The FCPA also requires us to keep accurate books and records of business transactions and maintain an adequate system of internal accounting controls.

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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of March 31, 2013 the unrealized losses on these securities that were not previously written down as an other-than-temporary impairment charge were approximately $48,000, of which substantially the entire amount has been at an unrealized loss for greater than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Our products have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and attract new customers. Errors, defects or bugs could cause problems with device functionality, resulting in interruptions, delays or cessation of sales to our customers. We may also be required to make significant expenditures of capital and resources to resolve such problems. We cannot assure you that problems will not be found in new products, both before and after commencement of commercial production, despite testing by us, our suppliers or our customers. Any such problems could result in:

•	delays in development, manufacture and roll-out of new products;

•	additional development costs;

•	loss of, or delays in, market acceptance;

•	diversion of technical and other resources from our other development efforts;

•	claims by our customers or others against us; and

•	loss of credibility with our current and prospective customers.
Any such event could have a material adverse effect on our business, financial condition and results of operations.
Regulatory authorities in jurisdictions into which we ship out products could levy fines or restrict our ability to import and export products.
A significant majority of our sales are made outside of the U.S. through the exporting and re-exporting of products. In addition to local jurisdictions' export regulations, our U.S.-manufactured products and products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports. These laws and regulations include, but not limited to, the Export Administration Regulations (“EAR”), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Licenses or proper license exceptions are required for the shipment of our products to certain countries as well as for the transfer of certain information and technology to certain foreign countries, foreign nationals or other prohibited persons within the United States or abroad. A determination by the U.S. or local government that we have failed to comply with these or other import or export regulations can result in penalties which may include denial of import or export privileges, fines, civil and criminal penalties and seizure of products. Such penalties could have a material adverse effect on our business, including our ability to meet our sales and earnings forecasts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries.
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
Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal control can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our internal control over financial reporting may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In addition, as a result of the reduction in the number of employees assigned to financial reporting and regulatory compliance functions in connection with recently completed and anticipated future restructuring activities, we may be at increased risk of failures in our internal control systems. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2013. We cannot be certain in future periods that any control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified by us or our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, and we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to report our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a restatement like we have in the past of our financial statements. Any restatement or actual or perceived weakness or conditions in our internal control over financial reporting, or in management's assessment thereof, could result in a loss of public confidence in our reported financial information, and have a material adverse effect on our business, the market price of our common stock, and our ability to access capital markets, and may result in litigation claims, regulatory actions and may otherwise divert management attention and resources.
Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel, our ability to identify, hire and retain additional, qualified personnel and successful succession planning.
Our future success depends to a significant extent upon the continued service of our senior management and engineering personnel and successful succession planning. In addition, as our core business and technologies continue to evolve, including without limitation with respect to our growth and expansion into next-generation cloud infrastructure and data center markets, our success will depend on effectively transitioning to certain new management and engineering personnel most capable of supporting that evolution. The loss of key senior executives or engineers could have a material adverse effect on our business. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers. We may not be able to continue to identify, attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. Also, the departure from the Company of one or more Veloce management or engineering personnel could materially adversely affect our product development efforts for X-Gene and next-generation products.
We also face the risks associated with our former employees assisting their new employers to recruit our key talent, in violation of their contractual non-solicitation and confidentiality covenants and other legal obligations to us. Our efforts to enforce these contractual covenants and legal obligations has required, and may in the future require, us to incur significant litigation expenses and devote significant management attention. Furthermore, while we encourage our employees to abide by all contractual and legal obligations owed to their former employers, there can be no assurance that we will not be the target of allegations made by other companies that we have, directly or indirectly, unlawfully solicited their employees to join us. There are significant costs associated with recruiting, hiring and retaining personnel, as well as significant actual and potential losses to our business arising from the delays in or cancellation of technology development, product completion and roll-out, customer design wins and product orders, and sales revenues caused by the departure of key engineering resources.
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
Our ability to supply a sufficient number of products to meet customer demand, and customer demand itself, could be severely hampered by natural disasters or other catastrophes, the effects of war, acts of terrorism, global threats or shortages of water, electricity or other supplies.
A significant portion of our R&D and supply chain operations are located in Asia. These areas are subject to natural disasters such as earthquakes, floods and tsunamis, like those that struck Japan and Thailand. In addition, our headquarters and satellite offices in California are located in areas containing known earthquake fault lines. We do not have earthquake insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster, shortage of water or other catastrophic event affecting us, our suppliers or our customers could have a material adverse impact on our business, financial condition and operating results.
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
We could incur substantial fines, litigation costs and remediation expenses associated with our storage, use and disposal of hazardous materials.
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
Since 1993, we have been named as a potentially responsible party (“PRP”) along with more than 100 other companies that used Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain ongoing remediation efforts at the Omega Site and with respect to the regional groundwater allegedly contaminated thereby.
In 2007, the PRPs were sued by a chemical company located downstream from the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff's potential liability to clean up groundwater contamination beneath Plaintiff's site; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater contamination. In September 2011, EPA issued an interim remedial action proposal, designed to arrest the further spread of groundwater contamination; in the next few months EPA is expected to notify the PRPs with requests to implement the interim remedial action. In September 2012, a toxic tort litigation that was commenced in 2010 against Omega and the PRP group by individuals alleging injuries caused by the Omega Site that was settled and dismissed with prejudice.
Based on currently available information, we have a loss accrual for the Omega site that is not material and we believe that the actual amount of costs and liabilities will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matter is uncertain at this time. Based on currently available information, we do not believe that any eventual outcome will have a material adverse effect on our operations but we cannot guarantee this result. In 2009, the U.S. Supreme Court decided U.S. v. Burlington Northern & Santa Fe Railway Co., 129 S.Ct. 1870, which determined that hazardous substance cleanup liability need not be joint and several in all cases. As a result of this decision, the liability is potentially divisible among the PRPs at an earlier stage in superfund cases such as Omega. At this time we do not know and cannot predict the full impact of this decision on our liability. In addition, in January 2012, as a result of the PRP group's modification of its liability allocation formulae and the withdrawal of PRP group members, our proportional allocation of responsibility among the PRPs for the current remediation space increased. Any future increases to our proportional allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group due to additional member withdrawals could materially increase our potential liability relating to the Omega Site.
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
Customer demands and new regulations related to conflict-free minerals may force us to incur additional expenses.
In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. In October 2012, the National Association of Manufacturers and the U.S. Chamber of commerce filed a petition for review in the U.S. Court of Appeals for the District of Columbia in response to a piece of Dodd-Frank regulation that requires public companies to disclose whether their products have been manufactured with these conflict minerals in countries where the sale of these minerals fuel humanitarian violence. The outcome of this suit is uncertain and may impact the adoption of these new requirements. In January 2013, the SEC’s conflicts minerals disclosure rules became effective, requiring companies to make their first conflict minerals disclosures on or before May 31, 2014 for the 2013 calendar year. We are currently evaluating the disclosure requirements in order to comply with these disclosures, if any, within the prescribed time frame.
In the semiconductor industry, these minerals are most commonly found in metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that our contract manufacturers and other suppliers will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free.” Some customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.
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
We rely in part on patents to protect our IP. We cannot assure you that any of our issued patents will adequately protect the IP in our products and processes, will provide us with competitive advantages, will not be challenged by third parties or that, if challenged, any such patents will be found to be valid or enforceable. In addition, there can be no assurance our pending patent applications or any future applications will be approved or that we will successfully prepare and file patent applications with respect to new inventions potentially subject to patent protection. Others may independently develop similar products or processes, duplicate our products or processes or design around any patents we currently hold or that may be issued to us.
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
We generally enter into confidentiality agreements with our employees, consultants, suppliers, customers, licensees and strategic partners. We also try to control access to and distribution of our technologies, documentation and other proprietary information. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. Also, former employees may seek employment with our business partners, customers or competitors and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, former employees or third parties could attempt to penetrate our network to misappropriate our proprietary information or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.
We could be harmed by litigation involving patents, proprietary rights or other claims.
In the past we have sold to third parties, including non-practicing entities (also known as "NPEs" or "patent trolls"), groups of patents previously issued to or acquired by us that we deemed to be no longer essential to our core product lines and technologies. Certain NPE acquirors have brought and may in the future bring legal actions asserting infringement of the acquired patents against various defendants, including customers or potential customers of ours. Although we are expressly licensed and our customers are similarly protected under such acquired patents with respect to all products sold by us, nevertheless certain customers, against whom the NPEs have asserted infringement of the acquired patents by products other than ours (e.g., products internally developed by the customer or purchased from third-party suppliers other than us), have reacted adversely to us based on our initial sale of the acquired patents to the NPEs. Such adverse reactions have included, among other things, demands that we reimburse the customer for expenses incurred in defending against or settling the legal action, as well as threats to reduce or discontinue the customer's current or future business with us. There can be no assurance that any such expense reimbursement payments or other financial consideration extended to such affected customers or any actual reduction or discontinuance of product sales to such affected customers would not adversely affect our business, financial condition or operating results.
In addition, litigation may be necessary to enforce our IP rights, to determine the validity and scope of the proprietary rights of others or to defend against claims that our products are infringing or misappropriating the IP rights of third parties. The semiconductor industry is characterized by substantial litigation regarding patent and other IP rights. Currently we are not a named defendant in any IP infringement lawsuits. Nevertheless, as our products and IP become instantiated in more and more customer products and applications, and as patent infringement litigation brought by our competitors, NPEs and patent-licensing companies is on the rise, we are at an increased risk of being named as a defendant in such litigation. Due in part to the factors described above, we have been or currently are subject to the following:

•	having information about our products and technologies subpoenaed, and our employees deposed, in patent litigation between other third parties;

•	demands that we enter into expensive licenses of third party patent portfolios in order to avoid being named as a defendant in future IP infringement suits;

•
claims, contractual or otherwise, demanding that we indemnify or reimburse customers or end users of our products with respect to their potential liability, including without limitation defense costs, arising from third party IP infringement claims brought against them; and

•
demands from customers that we enter into “springing licenses” that prospectively grant such customers and related parties automatic license rights to any patents we sell or otherwise divest control over in specified transactions.

Such claims and demands could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.
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
Our stock price is volatile.
The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to:

•	fluctuations in our anticipated or actual operating results;

•	our announcement of actual results or financial outlook that are higher or lower than market or analyst expectations;

•	changes in the economic performance or market valuations of other semiconductor companies or companies perceived by investors to be comparable to us;

•	announcements or introductions of new products by us or our competitors;

•	fluctuations in the anticipated or actual operating results or growth rates of our customers, peers or competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor, communications or information technology markets;

•	the commencement or outcome of litigation or governmental investigations;

•	changes in ratings and estimates of our performance, or loss of coverage, by securities analysts;

•	positive or negative commentary about our business or prospects by industry bloggers and journalists;

•	volume fluctuations due to inconsistent trading volume levels of our shares;

•	announcements of merger or acquisition transactions;

•	management changes;

•	our inclusion in certain stock indices; and

•	general economic and market conditions.

The stock market in recent years has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies. In some instances, these fluctuations appear to have been unrelated or disproportionate to the operating performance of the affected companies. Whether or not our stock is part of one or more Index funds could have a significant impact on our stock. We cannot assure you that our stock will be part of any Index fund. In addition, the past decline and inconsistent recovery of the financial markets and related factors beyond our control, including the credit and mortgage crisis in both the U.S. and worldwide, may cause our stock price to decline rapidly and unexpectedly.
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
Provisions in our certificate of incorporation, as amended, and our bylaws, as amended and restated, may have the effect of delaying or preventing a change of control or changes in our directors and management. These provisions include the following:

•	the ability of the board of directors to issue up to 2.0 million shares of “blank check” preferred stock with terms designed to prevent or delay a takeover attempt, as described further below;

•	the prohibition of cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations of directors for election to the board or for proposing matters that can be acted upon at a stockholders' meeting;

•	the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•	the requirement that any stockholder derivative actions and certain other intra-corporate disputes be litigated solely and exclusively in Delaware state court:

•	the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors: and

•	the prohibition of the right of stockholders to call a special meeting of stockholders.
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
Our corporate headquarters are located in an approximately 150,000 square foot building in Sunnyvale, California that we own. The facility contains administration, sales and marketing, research and development and operations functions. In addition to these facilities, we lease additional domestic facilities in San Diego, California and Wilmington, Massachusetts.
Our foreign leased locations consist of the following: Ottawa, Canada; Cheshire, United Kingdom; Tokyo, Japan; Beijing, Shenzhen and Shanghai, the People’s Republic of China; Taipei and Kaohsiung, Taiwan; Seoul, Korea; Copenhagen, Denmark-refer to Note 12 to the Consolidated Financial Statements for details relating to the sale of TPack A/S-; Ho Chi Minh City, Vietnam and Pune and Bangalore, India.
The domestic and international leased facilities comprise an aggregate of approximately 154,000 square feet. These facilities have lease terms expiring between 2014 and 2017. We believe that the facilities under lease by us will be adequate for at least the next 12 months.
For additional information regarding our obligations under property leases, see Note 8 of the Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report.

Item 3.	Legal Proceedings.
The information set forth under Note 11 of Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report, is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Select Market under the symbol AMCC. The following table sets forth the high and low closing sales prices of our common stock as reported by Nasdaq for the periods indicated.

Fiscal Year Ended March 31, 2013	High	Low
First Quarter	$6.87	$5.17
Second Quarter	6.14	4.71
Third Quarter	8.42	4.38
Fourth Quarter	9.56	7.42

Fiscal Year Ended March 31, 2012	High	Low
First Quarter	$10.58	$8.29
Second Quarter	9.09	4.82
Third Quarter	8.02	4.81
Fourth Quarter	8.32	6.36
At May 31, 2013, there were approximately 187 holders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by the record holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
There were no sales of equity securities by us that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), during fiscal year ended March 31, 2013, that have not been previously reported in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Securities Authorized for Issuance under Equity Compensation Plans
The information included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K is hereby incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 5 of the Notes to Consolidated Financial Statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report.
Stock Price Performance Graph
The following information is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such a filing.
The graph below matches Applied Micro Circuits Corporation’s cumulative five-year total shareholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Telecommunications index, and the NASDAQ Composite index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2008 to March 31, 2013.
The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

# COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Applied Micro Circuits Corporation, the S&P 500 Index, the NASDAQ Composite Index, the NASDAQ Telecommunications Index, and the NASDAQ Electronic Components Index

$160
$140
$120
$100
$80
$60
$40
$20
$0
2008
2009
2010
2011
2012
2013
Applied Micro Circuits Corporation
S&P 500
NASDAQ Composite
NASDAQ Telecommunications
NASDAQ Electronic Components

*$100 invested on 3/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

	Fiscal Years Ending March 31,
	2008	2009	2010	2011	2012	2013
Applied Micro Circuits Corporation	100.00	67.69	120.19	144.57	96.66	103.34
S&P 500	100.00	61.91	92.72	107.23	116.39	132.64
NASDAQ Composite	100.00	67.15	105.94	124.71	139.71	150.83
NASDAQ Telecommunications	100.00	62.46	96.85	98.99	95.20	101.20
NASDAQ Electronic Components	100.00	65.71	104.40	121.36	124.37	116.63

Item 6.	Selected Financial Data.
The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2013. You should read the selected financial data set forth in the table below, together with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report.

	Fiscal Years Ended March 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share amounts)
Consolidated Statement of Operations Data:
Net revenues	$195,642	$230,887	$247,710	$205,598	$214,216
Cost of revenues	83,048	98,804	95,282	92,931	101,070
Gross profit	112,594	132,083	152,428	112,667	113,146
Operating expenses:
Research and development	187,419	175,656	108,732	88,096	84,687
Selling, general and administrative	51,684	45,794	49,173	45,901	50,097
Amortization of purchased intangible assets	1,926	3,202	5,285	4,020	4,020
Restructuring charges, net	6,435	875	532	746	8,623
Option investigation, net	—	—	—	—	80
Goodwill impairment charges	—	—	—	—	222,972
Litigation settlement, net	—	—	—	—	130
Total operating expenses	247,464	225,527	163,722	138,763	370,609
Operating loss	(134,870)	(93,444)	(11,294)	(26,096)	(257,463)
Interest income (expense), net and other-than-temporary impairment	2,595	4,247	9,890	3,440	(8,073)
Other income (expense), net	(2,394)	7,437	797	(1,551)	492
Loss from continuing operations before income taxes	(134,669)	(81,760)	(607)	(24,207)	(265,044)
Income tax (benefit) expense	(554)	928	399	(10,610)	(3,946)
Loss from continuing operations	(134,115)	(82,688)	(1,006)	(13,597)	(261,098)
Income (loss) from discontinued operations, net of taxes	—	—	—	6,112	(48,235)
Net loss	$(134,115)	$(82,688)	$(1,006)	$(7,485)	$(309,333)
Basic and diluted net loss per share:
Net loss from continuing operations per share	$(2.06)	$(1.33)	$(0.02)	$(0.21)	$(4.00)
Net income (loss) from discontinued operations per share	—	—	—	0.10	(0.74)
Net loss per share	$(2.06)	$(1.33)	$(0.02)	$(0.11)	$(4.74)
Shares used in calculating basic and diluted net loss per share	65,258	62,245	65,160	66,006	65,271

	March 31,
	2013	2012	2011	2010	2009
Consolidated Balance Sheet Data:
Working capital	$26,860	$118,575	$186,117	$227,850	$207,396
Goodwill and intangible assets, net	25,174	29,817	36,571	16,850	32,965
Total assets	211,380	269,052	308,657	316,044	324,610
Total stockholders’ equity	$81,504	$169,236	$261,810	$280,874	$283,970

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2013. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the consolidated financial statements and notes thereto included in this report. This discussion contains forward-looking statements. Refer to the Cautionary Statement about Forward-Looking Statements on page 1 for further details.
OVERVIEW
The Company
Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC”, the “Company”, “we” or “our”) is a global leader in computing and connectivity solutions that span embedded computing, Telco, and solutions for next-generation cloud infrastructure and data centers. Our products include the X-GeneTM ARM® 64-bit Server on a ChipTM solution, or X-Gene, designed for cloud data center and enterprise applications. X-Gene began sampling in silicon to several current and prospective customers and ecosystem partners in March 2013. We currently expect X-Gene to be in production by the end of calendar year 2013 and to begin generating sales revenue during calendar year 2014. We believe that X-Gene is the first, and currently the only, ARM 64-bit server solution sampling today. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud data center silicon market by addressing the need for high performance, lower total cost of ownership silicon and system solutions.
X-Gene builds upon our solid base business of providing energy efficient, sustainable computing and connectivity solutions. Our embedded computing products are deployed in applications in markets such as control- and data-plane functionality, wireless access points, residential gateways, wireless base-stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers. Our connectivity products address high growth segments including 10, 40, and 100Gbps solutions serving data center and service provider market opportunities. Our connectivity products include framer/mapper devices for Optical Transport Network (“OTN”) equipment and physical layer devices that transmit and receive signals in a very high-speed serial format.
Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world. As of March 31, 2013, our business had two reporting units, Computing and Connectivity.
Since the start of fiscal 2011, we have invested a total of $471.8 million in the Research and Development ("R&D") of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly-integrated solutions, and other products to expand and complete our portfolio of communications solutions including our ARM 64-bit based server product development. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and often result in significantly less demand for our products than was expected when the development work commenced.

We implemented a restructuring program during December 2012 to reorganize our operations and reduce our workforce and related operating expenses. The plan includes eliminating job redundancies and reducing our current workforce by approximately 70 employees. As a result, we recorded a charge of $1.7 million for employee severance expenses and $4.7 million for an asset impairment during the twelve months ended March 31, 2013. The asset impairment related to the impairment of the unamortized value of a software intellectual property license, which the Company no longer intends to use to develop new products.
We incurred cash expenditures of approximately $1.2 million during the twelve months ended March 31, 2013 for employee severance expenses and anticipate that the restructuring plan will reduce ongoing headcount expenses by approximately $8.0 million to $9.0 million annually and other additional operational expenses by $4.0 million to $5.0 million annually commencing fiscal 2013.
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
The terms of the Merger Agreement included an initial consideration amount of $60.4 million, payable to holders of Veloce common stock options that were vested on the Closing Date and holders of Veloce common stock and stock equivalents (collectively, “Veloce Equity Holders”), and to Veloce stock equivalents that had not yet been allocated to individuals (“Unallocated Veloce Units”). During the twelve months ended March 31, 2013, as part of the above arrangement, we issued approximately 3.0 million shares valued at approximately $16.6 million and paid approximately $16.6 million in cash. The Merger Agreement further provides for payments of additional merger consideration contingent upon the achievement of certain post-closing product development milestones.
The total estimated consideration to be paid is based upon the benchmarks achieved during simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated consideration to be paid was updated during fiscal 2013 from a previous estimated maximum of approximately $135 million to the contractual maximum of $178.5 million. The consideration that we will be obligated to pay, incremental to the $60.4 initial consideration, will be payable upon completion of the respective performance milestones and can be settled in cash or the Company's common stock (or a combination of cash and stock), at the election of the Company.
The Company has treated the Veloce merger as a “reorganization” under Section 368 of the Internal Revenue Code in its and Veloce's tax returns. We believe that the requirements to qualify as a reorganization under the Code will be met. Accordingly, the Company intends to issue at least an additional approximately $20 million of the Company's common stock as Veloce merger consideration, assuming that the maximum consideration amount of $178.5 million is paid.
For accounting purposes, the costs to be incurred in connection with the development milestones relating to Veloce is considered compensatory and is recognized as R&D expense. Recognition of these costs as expense will generally occur when certain development and performance milestones become probable of achievement and are deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs.
As of March 31, 2013, the Company has completed the first performance milestone and assessed the second performance milestone relating to the Veloce project as probable of achievement. The third and final performance milestone is currently not yet believed to be probable of attainment as of March 31, 2013.
Total R&D expenses expected to be recognized in connection with the first and second performance milestones is approximately $142.8 million (including the initial consideration of $60.4 million), which includes the costs associated with Unallocated Veloce Units that have not been expensed as these units have not been distributed as of March 31, 2013. Cumulative R&D expenses recognized in connection with the achievement of the first and second milestone through March 31, 2013 is $126.6 million. See Note 4 and Note 13 to the Notes to Consolidated Financial Statements. During fiscal year 2013, expenses recognized in connection with the achievement of the first and second performance milestones was $66.2 million. The Veloce accrued liability included on the Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock. Veloce consideration that has been accrued as of March 31, 2013, is classified as long-term if payments of the consideration is expected to occur beyond a 12 month period.
Approximately $142.8 million of Veloce consideration is expected to be payable upon the attainment of the first two Veloce development and performance milestones and is expected to be paid over multiple quarters. As of March 31, 2013, $33.2 million has been paid and we expect that an additional $74.0 million will be paid in cash and stock by September 30, 2013. Additional consideration may become payable if the third and final performance milestone is completed.
Summary Financials
The following tables present a summary of our results of operations for the fiscal years ended March 31, 2013 and 2012 (dollars in thousands):

	Fiscal Year Ended March 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$195,642	100.0%	$230,887	100.0%	$(35,245)	(15.3)%
Cost of revenues	83,048	42.4	98,804	42.8	(15,756)	(15.9)
Gross profit	112,594	57.6	132,083	57.2	(19,489)	(14.8)
Total operating expenses	247,464	126.5	225,527	97.7	21,937	9.7
Operating loss	(134,870)	(68.9)	(93,444)	(40.5)	41,426	44.3
Interest and other income (expense), net	201	0.1	11,684	5.0	(11,483)	(98.3)
Loss before income taxes	(134,669)	(68.8)	(81,760)	(35.4)	52,909	64.7
Income tax (benefit) expense	(554)	(0.3)	928	0.4	(1,482)	(159.7)
Net loss	$(134,115)	(68.5)%	$(82,688)	(35.8)%	$51,427	62.2%
The following tables present a summary of our results of operations for the fiscal years ended March 31, 2012 and 2011 (dollars in thousands):

	Fiscal Year Ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$230,887	100.0%	$247,710	100.0%	$(16,823)	(6.8)%
Cost of revenues	98,804	42.8	95,282	38.5	3,522	3.7
Gross profit	132,083	57.2	152,428	61.5	(20,345)	(13.3)
Total operating expenses	225,527	97.7	163,722	66.1	61,805	37.7
Operating loss	(93,444)	(40.5)	(11,294)	(4.6)	82,150	727.4
Interest and other income (expense), net	11,684	5.0	10,687	4.3	997	9.3
Loss before income taxes	(81,760)	(35.4)	(607)	(0.3)	81,153	13,370.0
Income tax expense	928	0.4	399	0.1	529	132.6
Net loss	$(82,688)	(35.8)%	$(1,006)	(0.4)%	$81,682	8,119.5%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.
On a sell-through basis, we had approximately 78 days of inventory in the distributor channel at March 31, 2013 as compared to 83 days at March 31, 2012. The decrease in inventory days was due to higher distributor sell-through revenues in the fourth quarter of fiscal year 2013 offset by higher overall net inventory in the distributor channel.

The gross margins for our solutions have from time to time, in the past declined. Some factors that has caused downward pressure on the gross margins for our products include competitive pricing pressures, unfavorable product mix, the cost sensitivity of our customers particularly in the higher-volume markets, new product introductions by us or our competitors, and capacity constraints in our supply chain. From time to time, for strategic reasons, we may accept orders at less than optimal gross margins in order to facilitate the introduction of, or, market penetration of our new or existing products. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis.
We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets, including our strategy to focus on the transition to the large growth data center market.
We are continuing to focus our current connectivity investments on high growth 10G, 40G and faster Ethernet solutions, data center, OTN and enterprise market opportunities while continuing to service the Telecom (SONET/SDH) market. Over time, we believe customers will transition from the SONET/SDH standard to higher speed, lower power products that utilize the OTN standard in order to support the increasing demand for transmission of data over networks. However, the timing and extent of this transition is uncertain due to the significant investment that is needed to convert networks to the OTN standard. As such, the rate of conversion to the OTN standard is, in part, greatly influenced by global economic market conditions. Recessionary type market conditions will result in a slower transition of networks to the OTN standard. Additionally, there can be no assurance that our revenues will increase as the OTN standard is adopted.
The portion of our business represented by connectivity revenues attributable to our OTN and 10 gigabit or faster Ethernet products and that attributable to our SONET/SDH and Legacy Switch products for the fiscal years ended March 31, 2013, 2012 and 2011 was 74% and 26%, 59% and 41%, and 60% and 40%, respectively.
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
For these and other reasons, our net revenue and results of operations for the three fiscal years ended March 31, 2013 may not necessarily be indicative of future net revenue and results of operations.
Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	2013	2012	2011
Wintec (global logistics provider)	19%	20%	—%
Avnet (distributor)	27%	20%	29%
Flextronics (sub-contract manufacturer)	*	11%	—
Hon Hai (sub-contract manufacturer)	*	*	14%
____________________

*	Less than 10% of total net revenues for period indicated.
We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.
Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
United States of America*	$79,930	$99,214	$81,113
Taiwan	22,684	20,950	45,489
Hong Kong	22,044	21,458	24,747
China*	2,053	4,503	9,030
Europe*	35,216	41,691	45,714
Japan	13,237	13,596	9,305
Malaysia*	4,733	8,276	8,258
Singapore*	10,399	14,011	11,808
Other Asia	4,621	5,790	9,394
Other	725	1,398	2,852
	$195,642	$230,887	$247,710
 ____________________

*	Change in revenues was primarily due to shift in customer demand and continuing geographic changes to macro-economic conditions.
Our revenues are primarily denominated in U.S. dollars, other than revenues that account for less than 10% of our total revenues, which are denominated primarily in the Danish Kroner. In April 2013, we completed the sale of our wholly owned Danish subsidiary, TPack A/S - refer to Note 12 to the Notes to the Consolidated Financial Statements for further details.
Research and Development. Total consolidated R&D expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities including amounts relating to Veloce, costs related to engineering licenses and design tools, subcontracting costs and facilities expenses. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. We currently expect that future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.
Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related expenses (including stock-based compensation), professional and legal fees, corporate branding and facilities expenses. We currently expect that future acquisitions of products, technologies or businesses may result in substantial additional on-going SG&A costs.
Key non-GAAP measurements. We use certain non-GAAP metrics such as Adjusted Earnings Before Interest, Taxes, Depreciation and Amortization (“Adjusted EBITDA”) to measure our performance. We define Adjusted EBITDA as net (loss) income, less interest income, income taxes, depreciation and amortization, stock-based compensation, amortization of intangibles and other non-recurring and/or non-cash items.
The following table reconciles Adjusted EBITDA to the accompanying financial statements (in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Net loss	$(134,115)	$(82,688)	$(1,006)
Adjustment to net loss:
Interest and other income, net	(2,540)	(3,794)	(5,403)
Stock-based compensation expense	24,236	18,374	16,684
Warrant expense	1,289	—	—
Amortization of purchased intangibles	4,643	6,754	17,162
Restructuring charges, net	6,435	875	532
Veloce accrued liability	66,188	60,400	—
Impairment of marketable securities*	(412)	(743)	(5,284)
Acquisition related (recoveries)/charges	(133)	(2,532)	859
Depreciation and amortization**	13,542	10,009	8,834
Gain on sale of assets	(1,299)	—	—
Impairment (gain) on strategic investments, net	2,250	(7,147)	—
Impairment of notes receivable and other assets	1,800	—	—
Other and income tax adjustment	(554)	938	403
Adjusted EBITDA	$(18,670)	$446	$32,781
 ____________________

*	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.

**	For non-GAAP purposes, amortization adjustment is related to certain prepaid software intellectual property licenses.
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
Adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors and is used as a metric to determine the performance vesting of our three-year RSU grants issued in May 2009 (the “EBITDA Grants”) and May 2011 (the “EBITDA2 Grants” which are expected to expire unvested when the program concludes in May 2014). Management believes Adjusted EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate the company.
We also assess the performance of our business on a non-GAAP basis, excluding the impact of expenditures relating to our X-Gene product development costs. Non-GAAP net (loss) income is derived by excluding certain items required by GAAP, such as stock-based compensation charges, amortization of purchased intangibles, Veloce acquisition consideration, restructuring charges, impairment of strategic investments, impairment of notes receivable and other assets, other-than-temporary impairment on investments, income taxes, and other one-time and/or non-cash items. In addition, when X-Gene product development related expenditures are excluded from the above, we derive the adjusted Non-GAAP income from our base business (“NGIBB”).

The following table reconciles GAAP net loss to the NGIBB (in thousands except for per share data):

	Fiscal Years Ended March 31,
	2013	2012	2011
GAAP Net loss	$(134,115)	$(82,688)	$(1,006)
Adjustments:
Stock-based compensation expense	24,236	18,374	16,684
Warrant expense	1,289	—	—
Amortization of purchased intangibles	4,643	6,754	17,167
Restructuring charges, net	6,435	875	532
Veloce accrued liability	66,188	60,400	—
Impairment of marketable securities	(412)	(743)	(5,284)
Acquisition related (recoveries)/charges	(133)	(2,532)	859
Gain on sale of assets	(1,299)	—	—
Impairment (gain) on strategic investments, net	2,250	(7,147)	—
Impairment of notes receivable and other assets	1,800	—	—
Other and income tax adjustment	336	1,102	(477)
Total GAAP to Non-GAAP adjustments	105,333	77,083	29,481

Non-GAAP net (loss) income	(28,782)	(5,605)	28,475
X-Gene product development costs*	54,192	32,450	16,379
NGIBB	$25,410	$26,845	$44,854

Diluted income per share	$0.38	$0.43	$0.67

Shares used in calculating diluted income per share	66,049	62,762	67,098
*These amounts relate to direct expenditures associated with the X-Gene product development and does not include costs incurred relating to the Veloce accrued liability.
We believe that NGIBB is a useful supplemental measure for investors as it helps them view the performance of the ongoing base business without the effect of unusual or infrequent costs including non-cash expenditures and also excluding an unusual and very significant R&D project. The measure is useful for investors to evaluate and compare the results of operations of the Company to its peers in a more meaningful way and allows investors to assess the health and performance of the base business.
NGIBB is not a measure determined in accordance with generally accepted accounting principles in the United States, or GAAP, and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. NGIBB should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP and may not be consistent with the presentation used by other companies.
The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the orders will result in future revenues and the effect of changing lead times on bookings. Our fourth quarter book-to-bill ratio at March 31, 2013, 2012 and 2011 was 0.7, 0.8 and 1.0, respectively. Our annual book-to-bill ratio at March 31, 2013, 2012 and 2011 was approximately 1.1, 0.8 and 1.0, respectively.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to: inventory valuation and capitalized mask set costs, which affect our cost of sales and gross profit; the valuation of purchased intangibles, which has in the past affected, and could in the future affect, our impairment charges to write down the carrying value of purchased intangibles and the amount of related periodic amortization expense recorded for definite-

lived intangibles; the valuation of the Veloce consideration which affects operating expenses; and an evaluation of other-than-temporary impairment of our investments, which affects the amount and timing of write-down charges. We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our consolidated financial statements.
Investments
We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges. During the fiscal years ended March 31, 2012 and 2011, we did not record any other-than-temporary impairment charges. As of March 31, 2013, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $48,000 as we believe that such unrealized losses are temporary. In addition, we also had $8.1 million in unrealized gains.
Veloce Consideration
We periodically evaluate the progress of the development work that is being performed in connection with our contractual arrangement with Veloce. Based on such an evaluation as well as considering various other qualitative factors, we estimate the total value of the development work being performed, and assess the timing and probability of attaining contractually defined performance milestones.
Upon assessing a performance milestone as probable of achievement, R&D expense is recognized based upon the estimated stage of development of that milestone and the estimated value associated with each performance milestone. The amount of R&D costs recognized in connection with the Veloce consideration excludes any value relating to Veloce common stock that has not been allocated to individuals (“Unallocated Veloce Units”). Payment of the Veloce consideration will occur based upon when a performance milestone is completed, and upon satisfaction of vesting requirements, if applicable. Significant judgment is required to estimate the total value of the Veloce development work, assess when a performance milestone is probable of achievement and estimating the timing of when the performance milestones will be completed. We rely on discussions with internal technical personnel and using various qualitative and quantitative factors, including, but not limited to, overall complexity, stage of development and progress made to date, results of testing, and consideration as to the nature of the remaining development work, to assess probability of attaining the performance milestones defined in the Merger Agreement. If based on our assessment we believe attainment of a performance milestone is probable, we will recognize expenses related to the estimated stage of development for the performance milestone, excluding the value relating to the Unallocated Veloce Units. As of March 31, 2013, we believe that the first two performance milestones are probable of attainment, and the third and final performance milestone is currently not yet believed to be probable of attainment.
The estimated total value of the Veloce consideration is currently based upon the benchmarks that were achieved during simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated value to Veloce has been updated from a previous estimated maximum of $135 million to the contractual maximum of $178.5 million. As a result of this increase in value, the estimated value relating to the first and second performance milestone was also increased.
Total R&D expenses expected to be recognized upon completion of the first and second performance milestones is approximately $142.8 million (including the initial consideration of $60.4 million), of which approximately $126.6 million has been recognized through March 31, 2013. During the twelve months ended March 31, 2013, expenses recognized in connection with first and second performance milestones were $37.0 million and $29.2 million, respectively. See Note 4 and Note 13 to the Notes to Consolidated Financial Statements.
Inventory Valuation
Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by SAB Topic 5-BB. To illustrate the sensitivity of inventory valuations to future estimates, as of March 31, 2013, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $1.2 million and increasing our future demand forecast to 18 months would increase our current inventory valuation by approximately $0.1 million.
Purchased Definite-Lived Intangible Assets and Other Long-Lived Assets
We evaluate our long-lived assets such as property, plant and equipment and purchased intangible assets with finite lives, for impairment whenever events or changes in circumstances indicate that it is more likely than not that the fair value of an asset or asset group is less than its carrying value and may not be recoverable. The carrying value of an asset or asset group is not recoverable if the amount of undiscounted future cash flows the assets are expected to generate (including any net proceeds expected from the disposal of the asset) are less than its carrying value. When we identify an impairment has occurred, we reduce the carrying value of the assets to its comparable market value (if available and appropriate) or to its estimated fair value based on a discounted cash flow approach.
Revenue Recognition
We recognize revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until the applicable customer’s acceptance criteria have been met. The criteria are usually met at the time of product shipment. Our standard terms and conditions of sale do not allow for product returns and we generally do not allow product returns other than under warranty or stock rotation agreements. Revenue from shipments to distributors is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on our experience with stock rotations and the contractual terms of the competitive pricing and rebate programs. Royalty revenues are recognized when cash is received, only when royalty amounts cannot be reasonably estimated. Royalty revenues are based upon sales of our customers' products that include our technology.
Shipping terms are generally FCA (Free Carrier) shipping point. If actual returns or pricing adjustments exceed our estimates, we would record additional reductions to revenue.
From time to time we generate revenue from the sale of our internally developed intellectual property ("IP"). We generally recognize revenue from the sale of IP when all basic criteria outlined above are met, which is generally when the payments are received.

Mask Costs
We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. We periodically reassess the estimated product production period for specific mask sets capitalized. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the fiscal years ended March 31, 2013 and 2012, total mask costs capitalized were $3.1 million and $4.8 million, respectively.
Stock-Based Compensation Expense
All share-based payments, including grants of stock options, restricted stock units and employee stock purchase rights, are required to be recognized in our financial statements based on their respective grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model which is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated.
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

RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended March 31, 2013 to the Fiscal Year Ended March 31, 2012
Net Revenues. Net revenues for the fiscal year ended March 31, 2013 were $195.6 million, representing a decrease of 15.3% from the net revenues of $230.9 million for the fiscal years ended March 31, 2012. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets. See the following table (dollars in thousands):

	Fiscal Years Ended March 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Computing	$104,952	53.6%	$120,608	52.2%	$(15,656)	(13.0)%
Connectivity	90,690	46.4	110,279	47.8	(19,589)	(17.8)
	$195,642	100.0%	$230,887	100.0%	$(35,245)	(15.3)%

During the fiscal year ended March 31, 2013, our Computing revenues declined by 13.0% while our Connectivity revenues declined by 17.8%. The overall revenue decline was spread across both the Computing and Connectivity product families and was a result of lower demand for our products due to overall softness in the macro conditions and due to the roll-off of legacy products as we continue to focus on the development of our new products. In addition, the revenues for our Connectivity products were lower due to the delay in the overall OTN infrastructure build-out.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2013 and 2012 (dollars in thousands):

	Fiscal Years Ended March 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Net revenues	$195,642	100.0%	$230,887	100.0%	$(35,245)	(15.3)%
Cost of revenues	83,048	42.4	98,804	42.8	(15,756)	(15.9)
Gross profit	$112,594	57.6%	$132,083	57.2%	$(19,489)	(14.8)%

The gross profit percentage for the fiscal year ended March 31, 2013 increased marginally to 57.6%, compared to 57.2% for the fiscal year ended March 31, 2012. Our gross profit percentage, excluding the impact of amortization of purchased intangibles, also increased marginally to 58.9% as compared to 58.8% for the fiscal years ended March 31, 2013 and 2012, respectively. The amortization of purchased intangible assets included in cost of revenues during the fiscal year ended March 31, 2013 was $2.7 million, compared to $3.6 million for the fiscal year ended March 31, 2012. The decrease was primarily due to certain purchased intangible assets being fully amortized resulting in a lower amortization charge in the current fiscal year ended March 31, 2013.
Research and Development and Selling, General and Administrative Expenses. The following table presents R&D and selling, general and administrative (“SG&A”) expenses for the fiscal years ended March 31, 2013 and 2012 (dollars in thousands):

	Fiscal Years Ended March 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Research and development	$187,419	95.8%	$175,656	76.1%	$11,763	6.7%
Selling, general and administrative	$51,684	26.4%	$45,794	19.8%	$5,890	12.9%
Research and Development. Increases in R&D expenses, despite reductions in our headcount, were primarily driven by the effect of a ramp-up in the costs relating to the X-Gene 64-bit ARM Server on a Chip platform product development efforts, and costs incurred on our developmental effort relating to other new products. The increase in R&D expenses of 6.7% for the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012 was primarily due to $7.1 million for Veloce merger consideration costs (which includes approximately $1.3 million of expense related to the acceleration of Veloce warrants), $2.5 million in consumable equipment and software cost, $1.5 million in development cost related to new products, $1.3 million in stock-based compensation charges, $0.5 million in third party foundry cost, $0.4 million each in packaging cost and other engineering costs and $0.2 million in customer funded non-recurring engineering payments offset by a decrease of $0.9 million each in printed circuit board cost and contractor cost and $0.4 million in small tools and supplies cost.
Research and development expense recognized in connection with the Veloce consideration was $66.2 million and $60.4 million, during the fiscal year ended March 31, 2013 and 2012. Refer to Note 4 and Note 13 to the Notes to Consolidated Financial Statements for further details relating to Veloce.
Selling, General and Administrative. The increase in SG&A expenses of 12.9% for the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012 were primarily due to $4.3 million in stock-based compensation charges, $2.4 million relating to the adjustment to contingent accrued liabilities associated with an acquisition in the twelve months ended March 31, 2012 (none in the twelve months ended March 31, 2013) and $2.1 million in professional and other service fees. These increases were offset by decreases of $1.0 million in personnel cost, $0.7 million in corporate allocation expenses, $0.6 million in marketing and travel costs and $0.4 million each in provision for doubtful debts and sales commission cost.
Stock-Based Compensation. The following table presents stock-based compensation expense for the fiscal years ended March 31, 2013 and 2012, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Cost of revenues	$692	0.4%	$432	0.2%	$260	60.2%
Research and development	11,760	6.0	10,496	4.5	1,264	12.0
Selling, general and administrative	11,784	6.0	7,446	3.2	4,338	58.3
	$24,236	12.4%	$18,374	7.9%	$5,862	31.9%
The increase in stock-based compensation of 31.9% during the fiscal year ended March 31, 2013 compared to the fiscal year ended March 31, 2012 was primarily due to the expense associated with new performance retention grants and other performance based awards. The stock based compensation expense of approximately $24.2 million for the twelve months ended March 31, 2013 does not include approximately $1.3 million of expense related to the acceleration of Veloce warrants. See note 5 of Notes to Consolidated Financial Statements for further details relating to the Veloce warrants. Stock-based compensation expense will continue to have a significant adverse impact on our reported results of operations, although it will have no impact on its overall financial position.
Restructuring Charges, net. We implemented a restructuring program during December 2012 to reorganize our operations and reduce our workforce and related operating expenses. The plan includes eliminating job redundancies and reducing our current workforce by approximately 70 employees. As a result, we recorded a charge of $1.7 million for employee severance expenses and $4.7 million for an asset impairment during the twelve months ended March 31, 2013. The asset impairment related to the impairment of the unamortized value of a software intellectual property license, which we no longer intend to use to develop new products. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges.
We incurred cash expenditures of approximately $1.2 million during the twelve months ended March 31, 2013 for employee severance expenses and anticipate that the restructuring plan will reduce ongoing headcount expenses by approximately $8.0 million to $9.0 million annually and other additional operational expenses by $4.0 million to $5.0 million annually. The savings from the restructuring action started commencing fiscal 2013, when the plan was implemented.
The restructuring charges recorded during the fiscal year ended March 31, 2012 was primarily for employee severance expenses.
Interest and Other Income, net. The following table presents interest income (expense) and other income, net for the fiscal years ended March 31, 2013 and 2012 (dollars in thousands):

	Fiscal Years Ended March 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Interest income, net	$2,595	1.3%	$4,247	1.8%	$(1,652)	(38.9)%
Other income, net	$(2,394)	(1.2)%	$7,437	3.2%	$(9,831)	(132.2)%
Interest Income, net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The decrease in interest income, net for the fiscal year ended March 31, 2013, compared to fiscal year ended March 31, 2012 was primarily due to an other-than-temporary impairment of short term investments and marketable securities of $1.1 million and our lower cash, cash equivalents and short-term investments available-for-sale balances.
Other Income, net. The decrease in other income for the fiscal year ended March 31, 2013, compared to the fiscal year ended March 31, 2012 was due to an impairment of $2.2 million relating to a strategic equity investment, an impairment of $1.8 million to notes receivable and other assets, no net gain on disposal of strategic equity investment recorded during the fiscal year ended March 31, 2013 as compared to the fiscal year ended March 31, 2012 (wherein a net gain of $7.1 million was recorded) and which was offset by a gain of $1.3 million arising from the sale of equipment and other assets.
Income Taxes. The federal statutory income tax rate was 35% for the fiscal year ended March 31, 2013 and 2012. Income tax expense recorded for the fiscal year ended March 31, 2013 was a benefit of $(0.6) million compared to an expense of $0.9 million for the fiscal year ended March 31, 2012. The decrease in tax expense in fiscal 2013 versus fiscal 2012 was primarily related to other comprehensive income. The allocation of the current year tax provision included a $1.0 million tax benefit in operations with an offsetting tax expense in other comprehensive income.
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

	Fiscal Years Ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	(Decrease)	% Change
Computing	$120,608	52.2%	$123,897	50.0%	$(3,289)	(2.7)%
Connectivity	110,279	47.8%	123,813	50.0%	(13,534)	(10.9)%
	$230,887	100.0%	$247,710	100.0%	$(16,823)	(6.8)%

During the fiscal year ended March 31, 2012, our Computing revenues declined by 2.7% while our Connectivity revenues declined by 10.9%. The overall revenue decline was spread across both the Computing and Connectivity product families and was a result of lower demand for our products due to overall softness in the macro conditions. In addition, the revenues for our Connectivity products were lower due to the delay in the overall OTN infrastructure build-out and the impact of the end of licensing revenues related to the sale of IP to Qualcomm.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2012 and 2011 (dollars in thousands):

	Fiscal Years Ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
Net revenues	$230,887	100.0%	$247,710	100.0%	$(16,823)	(6.8)%
Cost of revenues	98,804	42.8%	95,282	38.5%	3,522	3.7%
Gross profit	$132,083	57.2%	$152,428	61.5%	$(20,345)	(13.3)%

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

Research and Development and Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the fiscal years ended March 31, 2012 and 2011 (dollars in thousands):

	Fiscal Years Ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Research and development	$175,656	76.1%	$108,732	43.9%	$66,924	61.5%
Selling, general and administrative	$45,794	19.8%	$49,173	19.9%	$(3,379)	(6.9)%
Research and Development. Increases in R&D expenses were primarily driven by the effect of the merger and consolidation of Veloce, our VIE, our internal costs related to the ARM 64-bit silicon server development effort, and the costs relating to TPack, an entity we acquired in September 2010, offset by a decrease in other R&D expenses. The increase in R&D expenses of 61.5% for the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011, was primarily due to $60.4 million for the Veloce accrued liability and increases of $3.3 million in personnel cost, $1.5 million in stock-based compensation charges, $1.8 million in consumable equipment and software cost, $0.6 million in technology access fees, $1.2 million in corporate allocation expense offset by a decrease of $1.3 million in third party foundry cost, $0.4 million decrease in development cost related to new products and $0.3 million in printed circuit board costs.
We recorded an initial consideration of $60.4 million as of March 31, 2012 relating to the Veloce merger as the consummation of this merger was considered probable as of this date. Refer to Note 4 and Note 13 of the Notes to Consolidated Financial Statements for further details relating to Veloce.
Selling, General and Administrative. The decrease in SG&A expenses of 6.9% for the fiscal year ended March 31, 2012 compared to the fiscal year ended March 31, 2011, was primarily due to a $2.5 million reversal of certain acquisition related contingencies and reductions relating to $0.9 million of acquisition related expenses, $0.8 million in contractor costs, $0.4 million in travel and entertainment, $0.3 million in marketing costs offset by an increase of $0.8 million corporate allocation expense, $0.4 million in stock compensation expense and $0.4 million in professional service fees.
Stock-Based Compensation. The following table presents stock-based compensation expense for the fiscal years ended March 31, 2012 and 2011, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ (Decrease)	% Change
Costs of revenues	$432	0.2%	$651	0.3%	$(219)	(33.6)%
Research and development	10,496	4.5	9,000	3.6	1,496	16.6
Selling, general and administrative	7,446	3.2	7,033	2.8	413	5.9
	$18,374	7.9%	$16,684	6.7%	$1,690	10.1%

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

Restructuring Charges, net. The restructuring charges recorded during the fiscal year ended March 31, 2012 was primarily for employee severance expenses. During the year ended March 31, 2012, we implemented a restructuring plan as part of our ongoing cost reduction efforts and to better align our global operations to achieve greater efficiencies. We moved more of our functions offshore, which allow us to be closer and more connected to our and our customers' third party subcontract manufacturers. The April 2011 restructuring plan included eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, we recorded a charge of $0.9 million for employee severance expenses. We anticipate this restructuring plan will reduce our ongoing net operating expenses by $1.5 million to $2.0 million annually. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges. For additional information on our restructuring activities, see Note 7 of the Notes to the Consolidated Financial Statements. We have completed all the restructuring activities as described above.
Interest and Other Income, net. The following table presents interest income (expense) and other income, net for the fiscal years ended March 31, 2012 and 2011 (dollars in thousands):

	Fiscal Years Ended March 31,
	2012		2011
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/ Decrease	% Change
Interest income, net	$4,247	1.8%	$9,890	4.0%	$(5,643)	(57.1)%
Other income, net	$7,437	3.2%	$797	0.3%	$6,640	833.1%
Interest Income, net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The decrease in interest income, net for the year ended March 31, 2012, compared to fiscal year ended March 31, 2011 was primarily due to our lower cash, cash equivalents and short-term investments available-for-sale balances.
Other Income, net. The increase in other income for the fiscal year ended March 31, 2012, compared to the fiscal year ended March 31, 2011 was primarily due to an $8.1 million gain relating to the disposal of a strategic investment and which was partially offset by a $1.0 million impairment for another strategic investment.
Income Taxes. The federal statutory income tax rate was 35% for the fiscal year ended March 31, 2013 and 2012. Income tax expense recorded for the fiscal year ended March 31, 2013 was ($0.6) million compared to $0.9 million for the year ended March 31, 2012. The decrease in tax expense in fiscal 2013 versus fiscal 2012 is primarily related to the income tax benefit recorded to continuing operations and the offsetting tax expense to other comprehensive income.

LIQUIDITY AND CAPITAL RESOURCES
Sources of Liquidity
As of March 31, 2013, our principal source of liquidity consisted of $85.5 million in cash, cash equivalents and short-term investments which is approximately $1.26 per share of outstanding common stock as compared to $1.84 per share at March 31, 2012. Working capital as of March 31, 2013 was $26.9 million. Total cash, cash equivalents, and short-term investments decreased by $28.4 million during the fiscal year ended March 31, 2013, primarily due to cash used for operations of $33.1 million, purchase of property and equipment of $9.0 million, funding of restricted stock units withheld for taxes of $3.1 million and repurchases of our common stock for $0.7 million, and offset by proceeds from stock issuance of $8.9 million, proceeds from sale of a strategic equity investment of $7.1 million and proceeds from the sale of equipment and other assets of $1.8 million. At March 31, 2013, we had contractual obligations not included on our balance sheet totaling $83.1 million, primarily related to facility leases, IP licenses, engineering design software tool licenses, non-cancelable inventory purchase commitments and liability for uncertain tax positions.
Operating Activities
For the fiscal year ended March 31, 2013, we used $33.1 million of cash in our operations compared to $9.4 million used for the fiscal year ended March 31, 2012. Our net loss of $134.1 million for the fiscal year ended March 31, 2013 included $113.4 million of non-cash charges consisting of $9.5 million of depreciation, $4.6 million of amortization of purchased intangibles, $25.5 million of stock-based compensation, $66.2 million of additional Veloce compensation cost, $4.7 million of restructuring costs,

$2.2 million impairment of a strategic investment, $1.8 million impairment of notes receivable and other assets and $1.1 million in impairment of short term investments and marketable securities offset by $1.3 million gain on asset disposals, $1.0 million relating to the tax effect on other comprehensive income and $0.1 million in acquisition related adjustment (relating to our TPack acquisition in fiscal 2011). The remaining change in operating cash flows relating to changes in working capital for the fiscal year ended March 31, 2013 primarily reflected decreases in inventories, other assets, accounts payable, accrued payroll and related expenses and deferred revenue and increases in accounts receivable, Veloce accrued liability and other accrued liabilities. Our net loss of $82.7 million for the fiscal year ended March 31, 2012 included $84.3 million of non-cash charges consisting of $60.4 million of Veloce purchase price consideration expense, $8.4 million of depreciation, $6.8 million of amortization of purchased intangibles and $18.4 million of stock-based compensation, offset by a $2.5 million reduction to the estimated fair value of acquisition related adjustment (relating to our TPack acquisition in fiscal 2011) and a net $7.1 million gain on strategic equity investments. The remaining change in operating cash flows for the fiscal year ended March 31, 2012 primarily reflected increases in accounts receivable and other assets, and decreases in inventories, accounts payable, accrued payroll and other accrued liabilities and deferred revenue. Our overall quarterly days sales outstanding was 39 days and 42 days for the fourth fiscal quarter ended March 31, 2013 and 2012, respectively. Decrease in the revenues generated during the last month of the quarter ended March 31, 2013 as compared to the same period for the quarter ended March 31, 2012 was the primary reason for the decrease in our days sales outstanding.
Investing Activities
We provided $19.9 million in cash from our investing activities during the fiscal year ended March 31, 2013, compared to using $19.8 million during the fiscal year ended March 31, 2012. During the fiscal year ended March 31, 2013, we used $9.0 million for the purchase of property and equipment and $0.5 million for purchase of strategic investment offset by net proceeds of $20.5 million from short-term investment activities, $7.1 million from sales of strategic equity investment and $1.8 million from the sale of equipment and other assets. During the fiscal year ended March 31, 2012, we used $1.8 million for net short-term investment activities, $13.3 million for the purchase of property and equipment and $4.8 million for purchases of strategic investments.
Financing Activities
We provided $4.1 million in cash for our financing activities during the fiscal year ended March 31, 2013, compared to using $27.1 million during the fiscal year ended March 31, 2012. The major financing use of cash for the fiscal year ended March 31, 2013 was the $0.7 million for the repurchase of common stock, $0.5 million for the payment of a contingent consideration, restricted stock units withheld for taxes of $3.1 million and other uses of cash of $0.5 million offset by proceeds from the issuance of common stock of $8.9 million. The major financing use of cash for the fiscal year ended March 31, 2012 was the funding of our structured stock repurchase agreements for $10.0 million, $20.9 million for the open market repurchases of common stock, restricted stock units withheld for taxes of $2.9 million offset by proceeds of $6.7 million from the issuances of our common stock.
Veloce Merger
On June 20, 2012 (the “Closing Date”), we completed our acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, entered into as of May 17, 2009 (the “Initial Agreement”), as amended by Amendment No. 1 to Agreement and Plan of Merger, entered into as of November 8, 2010 (the “First Amendment”), and Amendment No. 2 to Agreement and Plan of Merger, entered into as of April 5, 2012 (the “Second Amendment” and, collectively with the Initial Agreement and the First Amendment, the “Merger Agreement”). The First Amendment was amended, restated and replaced in its entirety by the Second Amendment.
The terms of the Merger Agreement include the payment of initial consideration of up to $60.4 million, payable in shares of Company common stock and/or cash (at our election) to the holders of Veloce common stock, Veloce stock options that were vested on the Closing Date, and Veloce stock equivalents. During the twelve months ended March 31, 2013, as part of the above arrangement, we issued approximately 3.0 million shares valued at approximately $16.6 million and paid approximately $16.6 million in cash. To the extent payments of the $60.4 million are settled in the Company's common stock, and relate to shares of Veloce stock that were outstanding at the date of the closing of the Merger, the value of the Company's common stock used to settle the Veloce obligation is fixed at $5.546 per share (“fixed shares”). The balance of the $60.4 million or approximately $27.2 million will be paid over multiple quarters and will include approximately 1.1 million fixed shares and at least $9.7 million in cash for a total value of $15.6 million. The remaining amount will be settled in a combination of cash and shares of the Company's common stock valued at the then-current market price.
Payment of the remaining Veloce consideration will occur based upon when each performance milestone is completed and when satisfaction of vesting requirements, if applicable, are met. As of March 31, 2013, we believe that the first two performance milestones are probable of attainment, and the third and final performance milestone was not believed to be probable of attainment as of March 31, 2013.
Approximately $142.8 million of Veloce consideration is expected to be payable upon the attainment of the first two Veloce development and performance milestones and is expected to be paid over multiple quarters. As of March 31, 2013, $33.2 million has been paid to date and we expect that an additional $74.0 million will be paid in cash and stock by September 30, 2013. Additional consideration may become payable if we are able to complete the third and final performance milestone. The Veloce accrued liability included on the Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock.

The total estimated value of the Veloce merger consideration is based on the Company achieving certain performance benchmarks defined under the Merger Agreement within a certain time period. We performed various simulations during the third quarter of fiscal 2013. The results of the simulations exceeded expectations for certain of the benchmarks defined under the Merger Agreement, and as a result the estimated maximum value of the Veloce merger consideration was increased from approximately $135 million to the contractual maximum of $178.5 million, based on the Company's current expectations regarding the achievement of such product development milestones. As such, the total estimated value of the Veloce merger consideration has been updated to be in the range of $126.6 million to $178.5 million, depending upon the actual achievement of the product development milestones and technical performance results. The consideration that we will be obligated to pay, incremental to the $60.4 initial consideration, will be payable upon completion of the respective performance milestones, the issuance of the remaining Veloce stock equivalents and any vesting requirements, if applicable, and can be settled in cash or the Company's common stock, at the election of management.
Liquidity
We currently believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect to satisfy the Veloce-related payment obligations using a combination of cash and the issuance of shares of common stock. We expect our resources to be sufficient to make the above described Veloce-related payments while maintaining adequate cash to run our operations. In April 2013, we completed the sale of our wholly owned subsidiary, TPack A/S, for an aggregate consideration of $33.5 million, payable in cash - refer to Note 12 to the Notes to the Consolidated Financial Statements for further details.
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

Stock Repurchase Program
In August 2004, our Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, our Board of Directors increased the stock repurchase program by $100.0 million. During the fiscal year ended March 31, 2013, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. During the fiscal year ended March 31, 2012, approximately 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. From time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.3 million shares at weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to us. As of March 31, 2013, we had $15.9 million available in our stock repurchase program.
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
We did not enter into any structured stock repurchase agreements during the fiscal year ended March 31, 2013. During the fiscal year ended March 31, 2012, we entered into structured stock repurchase agreements totaling $10.0 million. For those agreements that settled during the fiscal year ended March 31, 2012, we received 1.0 million in shares of our common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements. At March 31, 2013, we had no outstanding structured stock repurchase agreements.
Other
Our aggregate fixed commitments payable over the next four years for licensing fees relating to our R&D efforts, including our licensed IP, technology, product design, test and verification tools, are approximately $21.2 million. These amounts are also included in the table below.

The following table summarizes our contractual operating leases and other purchase commitments as of March 31, 2013 (in thousands):

	Operating Leases	Other Purchase Commitments		Total
Fiscal Years Ending March 31, 2014	$2,042	$71,504	*	$73,546
2015	1,150	7,322		8,472
2016	313	744		1,057
2017	39	—		39
Total minimum payments	$3,544	$79,570		$83,114
  ____________________

*
Includes liability for uncertain tax positions of $43.4 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as at March 31, 2013.

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
We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2013, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $66.4 million and a cost basis of $58.4 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.

The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2013 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of March 31, 2013	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$69,276	$68,376	$67,434	$66,411	$65,092	$64,034	$62,980
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
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the fiscal year ended March 31, 2013. Gains and losses are recognized in income or expenses in the consolidated statements of operations in the current period.

Item 8.	Financial Statements and Supplementary Data.
Refer to Item 15 and the Index to Financial Statements on Page F-l.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our

evaluation using the criteria in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of March 31, 2013.
The effectiveness of our internal control over financial reporting as of March 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
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
(a) Executive Officers — See the section entitled “Executive Officers of the Registrant” in Part I, Item 1, Business, of this Annual Report.
(b) Directors — The information required by this Part III, Item 10 is contained in the section entitled “Election of Directors” in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held on August 14, 2013, which will be filed with the SEC within 120 days of March 31, 2013 (the “Proxy Statement”) and is incorporated herein by reference.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
We have adopted a code of business conduct and ethics that all executive officers and management employees must review and abide by (including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions), which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available free of charge on our website at www.apm.com in the Investor Relations section under the heading “Corporate Governance” under the “Governance Documents” heading. To date, there has been no waivers under our Code of Business Conduct and Ethics. We will promptly disclose on our website (1) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and (2) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified officers and the name of such person who is granted the waiver.
We have a separately-designated standing Audit Committee, comprised of H.K. Desai, Fred Shlapak and Arthur B. Stabenow. The Board of Directors has determined that each such member qualifies as an “independent director” under the current rules of the NASDAQ Stock Market and the rules and regulations of the Securities and Exchange Commission. In addition, the Board of Directors has determined that each of Messrs. Desai, Shlapak and Stabenow qualifies as an “audit committee financial expert” under the definition outlined by the Securities and Exchange Commission.

Item 11.	Executive Compensation.
The information required by this Part III, Item 11 is incorporated herein by reference from the section entitled “Executive Compensation”, “Executive Compensation-Compensation Discussion and Analysis,” “Executive Compensation - Director Compensation,” “Report of the Compensation Committee,” and “Compensation Committee Interlocks and Insider Participation.” in the Proxy Statement.

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
The information required by this Part III, Item 13 is incorporated by reference to the sections entitled “Certain Relationships and Related Transactions" and “Corporate Governance” in the Proxy Statement.

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
(2) Financial Statement Schedule
For the three fiscal years ended March 31, 2013 — Schedule II Valuation and Qualifying Accounts
Schedules not listed above have been omitted because information required to be set forth therein is not applicable or is shown in the financial statements or notes thereto.
(3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)
See Part IV, Item 15(b) below.
(b) The following exhibits are filed or incorporated by reference into this Annual Report:

2.1(7)+<	Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.

2.2(19)
Letter Agreement dated December 20, 2012, relating to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.

2.3(16)+<
Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers' Representative named therein, dated as of August 17, 2010.

2.4(16)+<	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

2.5(17)+<
Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., and the Stockholders’ Representative named therein, dated November 8, 2010.

2.6(20)+<
Amendment No. 2 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., Veloce Technologies LLC and the Stockholders’ Representative named therein, dated April 5, 2012.

2.7(31)+<
Asset Purchase Agreement dated April 11, 2013 by and between the Company, Altera European Trading Company Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of Altera Corporation, and AppliedMicro TPACK A/S, a limited liability company (Aktieselskab) organized under the laws of Denmark and a wholly-owned subsidiary of the Company.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.2(16)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Stock Certificate.

10.1(2)*	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(11)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.

10.2(18)*	Applied Micro Circuits Corporation 2011 Equity Incentive Plan

10.3(11)*	Form of Option Agreement under the 1992 Equity Incentive Plan.

10.4(11)*	1992 Equity Incentive Plan.

10.5(6)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.

10.6(2)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.

10.24.(4)	1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.33(3)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.

10.34(11)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.38(3)*	AMCC Deferred Compensation Plan.

10.42(5)+	Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(5)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.53(9)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.

10.58(10)*	Executive Severance Benefit Plan, as amended and restated on October 19, 2011.

10.60(13)+	Qualcomm Patent Purchase Agreement dated July 11, 2008.

10.61(13)+	Qualcomm Patent Purchase Amendment dated July 11, 2008.

10.62(14)	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.

10.63(8)+*	Consulting Agreement with Cynthia J. Moreland entered into on October 21, 2009.

10.65(15)*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

10.66(21)+	Development Agreement dated May 17, 2009, by and between the Company and Veloce Technologies, Inc.

10.67(22)+	First Amendment to Development Agreement dated as of November 8, 2010, by and between the Company and Veloce Technologies, Inc.

10.68(23)+	Second Amendment to Development Agreement dated as of July 18, 2011, by and between the Company and Veloce Technologies, Inc.
10.69(24)+	Technology License Agreement, dated as of March 31, 2009 between ARM Limited and the Company, including without limitation Annex 1 thereto (“TLA Annex 1”).

10.70(25)+	Amendment One to Technology License Agreement, dated March 31, 2010 between ARM Limited and the Company.

10.71(26)+	Amendment Two to Technology License Agreement, dated July 14, 2010 between ARM Limited and the Company.

10.72(27)+	Amendment One to TLA Annex 1, dated August 17, 2010, between ARM Limited and the Company.

10.73(28)+	Amendment Two to TLA Annex 1, dated October 5, 2010, between ARM Limited and the Company.

10.74(29)+	Amendment Three to TLA Annex 1, dated December 1, 2011, between ARM Limited and the Company.

10.75(30)*	Applied Micro Circuits Corporation 2012 Employee Stock Purchase Plan

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ____________________

*	Management contract or compensatory plan.

+
The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.

<	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section of the Exchange Act or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

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

(6)
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

(7)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009.

(8)	Incorporated by reference as Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

(9)	Incorporated by reference as Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

(10)	Incorporated by reference to Exhibit 10.67 filed with the Company’s Current Report on Form 8-K filed October 26, 2011.

(11)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

(12)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(13)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

(15)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(17)	Incorporated by reference to identically numbered exhibit filed with Amendment No.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

(18)	Incorporated by reference to Exhibit 10.66 filed with the Company’s Current Report on Form 8-K filed on August 10, 2011.

(19)	Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on December 21, 2012.

(20)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(21)	Incorporated by reference to identically numbered exhibit filed with Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(22)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(23)	Incorporated by reference to identically numbered exhibit filed with Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(24)	Incorporated by reference to identically numbered exhibit filed with Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(25)	Incorporated by reference to identically numbered exhibit filed with Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(26)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(27)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(28)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(29)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(30)	Incorporated by reference to Exhibit 10.67 filed with the Company's Current Report on Form 8-K filed August 20, 2012.

(31)	Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed April 15, 2013.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ DR. PARAMESH GOPI
Dr. Paramesh Gopi
President and Chief Executive Officer
Date: June 10, 2013
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

Signature	Title	Date
/S/ DR. PARAMESH GOPI	Chief Executive Officer, President and Director (Principal Executive Officer)	June 10, 2013
Dr. Paramesh Gopi

/S/ ROBERT G. GARGUS	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	June 10, 2013
Robert G. Gargus

/S/ CESAR CESARATTO	Chairman of the Board	June 10, 2013
Cesar Cesaratto

/s/ H.K. DESAI	Director	June 10, 2013
H.K. Desai

/s/ DR. PAUL GRAY	Director	June 10, 2013
Dr. Paul Gray

/s/ FRED SHLAPAK	Director	June 10, 2013
Fred Shlapak

/s/ ARTHUR B. STABENOW	Director	June 10, 2013
Arthur B. Stabenow

/s/ DR. ROBERT F. SPROULL	Director	June 10, 2013
Dr. Robert F. Sproull

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Applied Micro Circuits Corporation:

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation and its subsidiaries (the Company) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three‑year period ended March 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. We also have audited the Company's internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Micro Circuits Corporation as of March 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Santa Clara, California
June 10, 2013

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2013	2012
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$19,065	$28,065
Short-term investments-available-for-sale	66,411	85,781
Accounts receivable, net	24,575	22,666
Inventories	12,900	23,244
Other current assets	17,998	31,105
Total current assets	140,949	190,861
Property and equipment, net	34,391	38,100
Goodwill	13,183	13,183
Purchased intangibles	11,991	16,634
Other assets	10,866	10,274
Total assets	$211,380	$269,052
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,650	$21,383
Accrued payroll and related expenses	6,158	6,844
Veloce accrued liability	78,082	32,870
Other accrued liabilities	10,730	9,052
Deferred revenue	1,469	2,137
Total current liabilities	114,089	72,286
Veloce accrued liability	15,351	27,530
Other non-current liability	436	—
Commitments and contingencies (Notes 8 and 11)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at March 31, 2013 and March 31, 2012
Issued and outstanding shares — 67,952 at March 31, 2013 and 61,879 at March 31, 2012	680	619
Additional paid-in capital	5,926,630	5,881,336
Accumulated other comprehensive loss	(737)	(1,765)
Accumulated deficit	(5,845,069)	(5,710,954)
Total stockholders’ equity	81,504	169,236
Total liabilities and stockholders’ equity	$211,380	$269,052

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2013	2012	2011
	(In thousands, except per share data)
Net revenues	$195,642	$230,887	$247,710
Cost of revenues	83,048	98,804	95,282
Gross profit	112,594	132,083	152,428
Operating expenses:
Research and development	187,419	175,656	108,732
Selling, general and administrative	51,684	45,794	49,173
Amortization of purchased intangible assets	1,926	3,202	5,285
Restructuring charges, net	6,435	875	532
Total operating expenses	247,464	225,527	163,722
Operating loss	(134,870)	(93,444)	(11,294)
Interest income (expense), net and other-than-temporary impairment	2,595	4,247	9,890
Other (expense) income, net	(2,394)	7,437	797
Loss before income taxes	(134,669)	(81,760)	(607)
Income tax (benefit) expense	(554)	928	399
Net loss	$(134,115)	$(82,688)	$(1,006)
Basic and diluted net loss per share	$(2.06)	$(1.33)	$(0.02)
Shares used in calculating basic and diluted net loss per share	65,258	62,245	65,160
See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended March 31,
	2013	2012	2011
	(In thousands)
Net loss	$(134,115)	$(82,688)	$(1,006)
Other comprehensive gain (loss), net of tax:
Unrealized gain (loss) on short-term investments	1,314	186	(4,400)
ASC 320 disposition release	—	—	858
Loss on foreign currency translation	(286)	(354)	(485)
Other comprehensive gain (loss), net of tax	1,028	(168)	(4,027)
Total comprehensive loss	$(133,087)	$(82,856)	$(5,033)

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Years Ended March 31,
	2013	2012	2011
	(In thousands)
Operating activities:
Net loss	$(134,115)	$(82,688)	$(1,006)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	9,542	8,436	7,243
Amortization of purchased intangibles	4,643	6,754	17,167
Stock-based compensation expense:
Stock options	3,469	5,298	5,592
Restricted stock units	20,767	13,076	11,092
Warrants	1,289	—	—
Veloce accrued liability	66,188	60,400	—
Acquisition related adjustment	(133)	(2,532)	—
Capitalization of mask set cost	—	—	(1,177)
Net (gain) loss on disposals of property, equipment and other assets	(1,293)	10	(322)
Impairment loss (gain) on strategic investments, net	2,250	(7,147)	—
Tax effect on other comprehensive income	(989)	(123)	—
Restructuring charges-asset impairment	4,719	—	—
Impairment of short term investments and marketable securities	1,143	—	—
Write-off of notes receivable and other assets	1,800	—	—
Changes in operating assets and liabilities:
Accounts receivable	(1,909)	(2,669)	3,465
Inventories	10,344	3,317	(11,174)
Other assets	(2,871)	(3,903)	(1,561)
Accounts payable	(622)	(4,451)	1,842
Accrued payroll and other liabilities	(82)	(2,860)	(1,162)
Veloce accrued liability	(16,537)	—	—
Deferred revenue	(668)	(270)	956
Net cash (used in) provided by operating activities	(33,065)	(9,352)	30,955
Investing activities:
Proceeds from sales and maturities of short-term investments	42,164	101,222	121,876
Purchases of short-term investments	(21,633)	(103,046)	(124,950)
Proceeds from sale of property, equipment and other assets	1,800	—	365
Purchase of property, equipment and other assets	(9,045)	(13,264)	(9,740)
Proceeds from sale of strategic investment	7,146	—	4,991
Purchases of strategic investment(s)	(500)	(4,750)	(330)
Purchase of a business, net of cash acquired	—	—	(31,484)
Net cash provided by (used in) investing activities	19,932	(19,838)	(39,272)
Financing activities:
Proceeds from issuance of common stock	8,873	6,736	8,045
Funding of restricted stock units withheld for taxes	(3,121)	(2,864)	(2,746)
Repurchase of common stock	(653)	(20,852)	(40,063)
Funding of structured stock repurchase agreements	—	(10,000)	(10,000)
Funds received from structured stock repurchase agreements, including gains	—	—	15,512
Payment of contingent consideration	(485)	—	—
Other	(481)	(167)	(555)
Net cash provided by (used in) financing activities	4,133	(27,147)	(29,807)
Net decrease in cash and cash equivalents	(9,000)	(56,337)	(38,124)
Cash and cash equivalents at beginning of year	28,065	84,402	122,526
Cash and cash equivalents at end of year	$19,065	$28,065	$84,402
Supplementary cash flow disclosures:
Cash paid for income taxes	987	692	327
Shares issued for Veloce merger consideration	16,565	—	—
See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, March 31, 2010	65,404	$654	$5,905,050	$2,430	$(5,627,260)	$280,874
Issuance of common stock	2,481	25	5,274	—	—	5,299
Repurchase of common stock	(3,744)	(37)	(40,026)	—	—	(40,063)
Funding of structured stock repurchase agreements	(475)	(5)	(9,995)	—	—	(10,000)
Funds received from structured stock repurchase agreements including gains	—	—	15,512	—	—	15,512
Stock-based compensation expense*	—	—	15,221	—	—	15,221
Other comprehensive loss	—	—	—	(4,027)	—	(4,027)
Net loss	—	—	—	—	(1,006)	(1,006)
Balance, March 31, 2011	63,666	$637	$5,891,036	$(1,597)	$(5,628,266)	$261,810
Issuance of common stock	2,727	27	3,846	—	—	3,873
Repurchase of common stock	(3,487)	(35)	(20,817)	—	—	(20,852)
Funding of structured stock repurchase agreements	(1,027)	(10)	(9,990)	—	—	(10,000)
Stock-based compensation expense*	—	—	17,261	—	—	17,261
Other comprehensive loss	—	—	—	(168)	—	(168)
Net loss	—	—	—	—	(82,688)	(82,688)
Balance, March 31, 2012	61,879	$619	$5,881,336	$(1,765)	$(5,710,954)	$169,236
Issuance of common stock	6,199	62	22,379	—	—	22,441
Repurchase of common stock	(126)	(1)	(652)	—	—	(653)
Stock-based compensation expense*	—	—	23,567	—	—	23,567
Other comprehensive gain	—	—	—	1,028	—	1,028
Net loss	—	—	—		(134,115)	(134,115)
Balance, March 31, 2013	67,952	$680	$5,926,630	$(737)	$(5,845,069)	$81,504
____________________

*	Veloce’s stock-based compensation expense related to warrants is included in issuance of common stock.
 See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Business
Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC” or the “Company”) is a global leader in computing and connectivity solutions that span embedded computing, Telco, and solutions for next-generation cloud infrastructure and data centers. The Company's products include the X-GeneTM ARM® 64-bit Server on a ChipTM solution, or X-Gene, designed for cloud data center and enterprise applications. Its embedded computing products are deployed in applications in markets such as control- and data-plane functionality, wireless access points, residential gateways, wireless base-stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers. The Company's connectivity products address high growth segments including 10, 40, and 100Gbps solutions serving data center and service provider market opportunities. Connectivity products include framer/mapper devices for Optical Transport Network (“OTN”) equipment and physical layer devices that transmit and receive signals in a very high-speed serial format. The Company's corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world.
Basis of Presentation
The consolidated financial statements include all the accounts of AppliedMicro, its wholly-owned subsidiaries including Veloce Technologies Inc. (“Veloce”), which was consolidated in prior accounting periods as a variable interest entity (“VIE”) since the Company was determined to be its primary beneficiary. On June 20, 2012, the Company completed the acquisition of Veloce which became a wholly owned subsidiary of the Company as of this date. See note 4 of Notes to Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

•	capitalized mask sets including its useful lives, which affects cost of goods sold and property and equipment or Research and Development ("R&D") expenses, if not capitalized;

•	inventory valuation, warranty liabilities, and revenue reserves, which affects cost of sales, gross margin, and revenues;

•	allowance for doubtful accounts, which affects operating expenses;

•	the unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income (expense), net;

•	the valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles and impairments of goodwill;

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
Veloce Consideration
The Company periodically evaluate the progress of the development work that is being performed in connection with its contractual arrangement with Veloce. Based on such an evaluation as well as considering various other qualitative factors, the Company estimates the total value of the development work being performed, and assesses the timing and probability of attaining contractually defined performance milestones.
Upon assessing a performance milestone as probable of achievement, R&D expense is recognized based upon the estimated stage of development of that milestone and the estimated value associated with each performance milestone. The amount of R&D costs recognized in connection with the Veloce consideration excludes any value relating to Veloce common stock equivalents that have not been allocated to individuals (“Unallocated Veloce Units”). Payment of the Veloce consideration will occur based upon when a performance milestone is completed, and upon satisfaction of vesting requirements, if applicable. Significant judgment is required to estimate the total value of the Veloce development work, assess when a performance milestone is probable of achievement and estimating the timing of when the performance milestones will be completed. The Company relies on discussions with internal technical personnel and using various qualitative and quantitative factors, including, but not limited to, overall complexity, stage of development and progress made to date, results of testing, and consideration as to the nature of the remaining development work, to assess probability of attaining the performance milestones defined in the Merger Agreement. If, based on such assessment, the Company believes attainment of a performance milestone is probable, the Company will recognize expenses related to the estimated stage of development for the performance milestone, excluding the value relating to the Unallocated Veloce Units. As of March 31, 2013, the Company believes that the first two performance milestones are probable of attainment, and the third and final performance milestone is currently not yet believed to be probable of attainment.
The estimated total value of the Veloce consideration is currently based upon the benchmarks that were achieved during simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated value to Veloce has been updated from a previous estimated maximum of $135 million to the contractual maximum of $178.5 million. As a result of this increase in value, the estimated value relating to the first and second performance milestone was also increased.
Total R&D expenses expected to be recognized upon completion of the first and second performance milestones is approximately $142.8 million (including the initial consideration of $60.4 million), of which approximately $126.6 million has been recognized through March 31, 2013. During the twelve months ended March 31, 2013, expenses recognized in connection with first and second performance milestones were $37.0 million and $29.2 million, respectively.
Investments
The Company holds a variety of securities that have varied underlying investments. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. The Company assesses the existence of impairment of its investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors considered in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if the Company does not intend to sell the debt security, the Company shall consider available evidence to assess whether it is more likely than not, it will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that the Company will be required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If the Company does not expect to recover the entire amortized cost basis of the security, the Company would not be able to assert that it will recover its amortized cost basis even if it does not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. The Company uses present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. The Company will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges. During the fiscal years ended March 31, 2012 and 2011, we did not record any other-than-temporary impairment charges. As of March 31, 2013, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $48,000 as we believe that such unrealized losses are temporary. In addition, we also had $8.1 million in unrealized gains.
Fair Value of Financial Instruments
Short term investments are recorded at fair value in the Company’s consolidated balance sheets and are categorized based upon the level of judgment associated with the inputs used to measure their fair value. ASC Subtopic 820-10 defines a three-level valuation hierarchy for disclosure of fair value measurements. The Company currently classifies inputs to derive fair values for short term investments as Level 1 and 2. Instruments classified as Level 1 include highly liquid government and agency securities, money market funds and publicly traded closed end bond funds in active markets. Instruments classified as Level 2 include corporate notes, mortgage-backed securities, asset-backed securities, commercial paper and preferred stock. The Company did not have any Level 3 short term investments as of any of the periods presented.
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

Strategic Investments
The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and in which the Company does not have the ability to exercise significant influence are carried at cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the fiscal year ended March 31, 2013, 2012, and 2011, the Company recorded other-than-temporary impairment charges of its strategic investments of $2.3 million, $1.0 million and zero, respectively.
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
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets
The Company conducts a goodwill impairment analysis annually and as necessary if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount.
In accordance with ASC Topic 350-10 (“ASC 350-10”) as it relates to Goodwill and Other Intangible Assets, we perform our annual impairment review at the reporting unit level each fiscal year or more frequently if we believe that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount. In September 2011, the FASB issued ASU 2011-08, Intangibles, Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The amendment is effective for annual impairment tests done for fiscal years that start after December 15, 2011 though early adoption is permitted. The changes to FASB ASC 350-20 permits an entity to make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not be required to perform the two-step impairment test for that reporting unit. During the fourth quarter of fiscal 2012, the Company early adopted ASU 2011-08. As part of its qualitative assessment, the Company evaluated and determined that its market capitalization was well in excess of its book value and based on this and other qualitative factors (such as revenue trends, design wins, continued utilization of developed technology acquired from the TPack A/S acquisition and subsequent to its sale in April 2013 - see Note 12 to the Consolidated Financial Statements for details of the TPack A/S sale), determined that there was no goodwill impairment.
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

Revenue Recognition
The Company recognizes revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. In addition, the Company does not recognize revenue until the applicable customer’s acceptance criteria have been met. The criteria are usually met at the time of product shipment. The Company’s standard terms and conditions of sale do not allow for product returns and it generally does not allow product returns other than under warranty or stock rotation agreements. Revenue from shipments to distributors is recognized upon shipment. In addition, the Company records reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on our experience with stock rotations and the contractual terms of the competitive pricing and rebate programs. Royalty revenues are recognized when cash is received only when royalty amounts cannot be reasonably estimated. Royalty revenues are based upon sales of our customers' products that include our technology.
Shipping terms are generally FCA (Free Carrier) shipping point. If actual returns or pricing adjustments exceed our estimates, we would record additional reductions to revenue.
From time to time the Company generates revenue from the sale of internally developed intellectual property ("IP"). The Company generally recognizes revenue from the sale of IP when all basic criteria outlined above are met, which generally occurs upon cash receipt.
Research and Development
R&D costs are expensed as incurred. Substantially all R&D expenses are related to new product development and designing significant improvements to existing products. Please also refer to note 4 of the Notes to the Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Mask Costs
The Company incurs significant costs for the fabrication of masks used by its contract manufacturers to manufacture its products. If the Company determines, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, it considers the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. The Company periodically reassesses the estimated product production period for specific mask sets capitalized. If the Company determines, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. The Company will also periodically assess capitalized mask costs for impairment. During the fiscal years ended March 31, 2013 and 2012, total mask costs capitalized were $3.1 million and $4.8 million, respectively.
Stock-Based Compensation
The Company accounts for stock-based compensation activity using the modified prospective method. This method requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation, excluding Restricted Stock Units ("RSUs"), for which we use the fair market value of our common stock. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price, volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
The following table summarizes stock-based compensation expense related to stock options and restricted stock units for the three fiscal years ended March 31, 2013, which is as follows (in thousands, except per share data):

	Fiscal Year Ended March 31,
	2013	2012	2011
Stock-based compensation expense by type of award
Stock options (including employee stock purchase program) and warrants	$3,469	$5,289	$5,600
Restricted stock units	20,620	13,148	11,062
Total stock-based compensation	24,089	18,437	16,662
Stock-based compensation expensed from (capitalized to) inventory	147	(63)	22
Total stock-based compensation expense	$24,236	$18,374	$16,684
The following table summarizes stock-based compensation expense as it relates to the Company’s statements of operations (in thousands):

	Fiscal Year Ended March 31,
	2013	2012	2011
Stock-based compensation expense by cost centers
Cost of revenues	$545	$495	$628
Research and development	11,760	10,496	9,001
Selling, general and administrative	11,784	7,446	7,033
Total stock-based compensation	24,089	18,437	16,662
Stock-based compensation expensed from (capitalized to) inventory	147	(63)	22
Total stock-based compensation expense	$24,236	$18,374	$16,684
The stock based compensation expense of approximately $24.2 million for the twelve months ended March 31, 2013 does not include approximately $1.3 million expense related to the acceleration of Veloce warrants. See note 5 of Notes to Consolidated Financial Statements for further details relating to the Veloce warrants.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The fair values of the options and employee stock purchase plan awards granted are estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Employee Stock Options			Employee Stock Purchase Plans
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2013	2012	2011	2013	2012	2011
Expected life (years)	4.4	3.8	4.0	0.5	0.5	0.5
Risk-free interest rate	0.7%	1.4%	1.6%	—%	0.1%	0.2%
Volatility	0.54	0.48	0.51	0.50	0.55	0.50
Dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeiture rate	6.6%	6.8%	6.6%	—%	—%	—%
Weighted average fair value	$2.47	$3.83	$4.85	$1.77	$2.13	$3.09
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
Expected Forfeitures. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the three fiscal years ended March 31, 2013 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeiture rates were based upon the average of expected forfeiture data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.
Effective April 1, 2012, the Company revised the estimated forfeiture rate used to determine the amount of stock-based compensation from 6.8% to 6.6% as a result of a decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The weighted average fair value per share of the restricted stock units awarded in the fiscal years ended March 31, 2013, 2012 and 2011 was $6.11, $9.00 and $10.69, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016, including time and performance based awards that are expected to vest, at March 31, 2013 is $10.3 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.2 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes as set forth in ASC Subtopic 740-10 (“ASC 740-10”). Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. During the fiscal year ended March 31, 2013, the Company recorded a tax charge of approximately $1.0 million to other comprehensive income and concurrently recorded the same amount as an income tax benefit to operations. In applying the exception to the general principle of intra-period tax allocations under ASC 740-10, the Company considered income recognized in other comprehensive income. Accordingly, the allocation of the current year tax provision included recognizing a $1.0 million tax benefit arising from the loss from operations. The offsetting tax expense was allocated to other comprehensive income for the fiscal year ended March 31, 2013.
Segments of a Business Enterprise
The Company has two operating segments — Computing and Connectivity, and under the aggregation criteria set forth in ASC 280-10 (as the two operating segments share similar economic characteristics related to the nature of their products, production processes, customers and methods of distribution), has one reportable operating segment. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results.
New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (FASB) issued an amendment to its guidance regarding the presentation of comprehensive income. The amended guidance gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amended guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. In December 2011, the FASB further modified the guidance by deferring until further notice the requirement of presenting the effects of reclassification adjustments on accumulated other comprehensive income as both components of net income and of other comprehensive income. This guidance is effective on a retrospective basis for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. The Company adopted this guidance in fiscal 2013 by opting to present this information in two separate but consecutive statements. Adoption of this guidance did not have any material impact on its financial position, results of operations or cash flows as it only impacted the presentation of the financial statements.

2.	Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from net loss and reported, net of tax, in comprehensive loss. The portion of such unrealized losses that are deemed to be other-than-temporary in nature are charged to the statements of operations. The basis for computing realized gains or losses is by specific identification. In addition, the Company had approximately $1.0 million and $0.9 million in restricted cash related to its voluntary disability insurance as of March 31, 2013 and 2012 and is included in cash and cash equivalents on the consolidated balance sheet.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of available-for-sale securities (in thousands):

	March 31, 2013				March 31, 2012
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$8,529	$—	$—	$8,529	$15,057	$—	$—	$15,057
Cash equivalents	10,536	—	—	10,536	13,008	—	—	13,008
U.S. Treasury securities and agency bonds	12,363	10	—	12,373	16,771	11	19	16,763
Corporate bonds	15,567	63	2	15,628	23,361	56	10	23,407
Mortgage-backed and asset-backed securities*	3,655	355	7	4,003	7,308	364	61	7,611
Closed-end bond funds	21,914	5,340	39	27,215	26,401	5,161	1,649	29,913
Preferred stock	4,878	2,314	—	7,192	6,209	1,878	—	8,087
	$77,442	$8,082	$48	$85,476	$108,115	$7,470	$1,739	$113,846
Reported as:
Cash and cash equivalents				$19,065				$28,065
Short-term investments available-for-sale				66,411				85,781
				$85,476				$113,846
 ____________________

*	At March 31, 2013 and 2012, approximately $1.4 million and $4.6 million of the estimated fair value presented were mortgage-backed securities, respectively.

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

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2013				March 31, 2012
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$8,529		$—	$8,529	$15,057	$—	$—	$15,057
Cash equivalents	9,508	1,028	—	10,536	10,510	2,498	—	13,008
U.S. Treasury securities and agency bonds	12,373		—	12,373	16,763	—	—	16,763
Corporate bonds		15,628	—	15,628	—	23,407	—	23,407
Mortgage-backed and asset-backed securities		4,003	—	4,003	—	7,611	—	7,611
Closed-end bond funds	27,215		—	27,215	29,913	—	—	29,913
Preferred stock		7,192	—	7,192	—	8,087	—	8,087
	$57,625	$27,851	$—	$85,476	$72,243	$41,603	$—	$113,846
There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal year ended March 31, 2013.
The Company periodically reviews its strategic investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the fiscal year ended March 31, 2013 and 2012, the Company recognized an impairment charge of its non-marketable strategic investment of $2.3 million and $1.0 million, in other income (expense), net. The fair value was estimated on a non-recurring basis based on Level 3 inputs. The Level 3 inputs used to estimate the fair value of these investments included consideration of the current cash position, recent operational performance, and forecasts of the investees. During the fiscal years ended March 31, 2013 and 2012, the Company invested $0.5 million and $4.8 million, respectively, in non-marketable strategic investments and these amounts were carried at cost. Refer to Other Assets in Note 3 to Notes to Consolidated Financial Statements for the total value of the Company's strategic investments carried at cost as of March 31, 2013.

At March 31, 2013, the cost and estimated fair values of available-for-sale securities with stated maturities are U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities by contractual maturity are as follows (in thousands):

	Cost	Fair Value
Less than 1 year	$9,205	$9,217
Mature in 1 – 2 years	19,843	20,040
Mature in 3 – 5 years	1,575	1,649
Mature after 5 years	962	1,098
	$31,585	$32,004

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$300	$—	$—	$—	$300	$—
Corporate bonds	2,276	(2)	113	—	2,389	(2)
Mortgage-backed and asset-backed securities	647	(3)	—	(4)	647	(7)
Closed-end bond funds	—	—	6,991	(39)	6,991	(39)
	$3,223	$(5)	$7,104	$(43)	$10,327	$(48)

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
March 31, 2012	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$8,938	$(19)	$—	$—	$8,938	$(19)
Corporate bonds	5,463	(10)	—	—	5,463	(10)
Mortgage-backed and asset-backed securities	894	(20)	353	(42)	1,247	(62)
Closed-end bond funds	—	—	6,628	(1,648)	6,628	(1,648)
	$15,295	$(49)	$6,981	$(1,690)	$22,276	$(1,739)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a loss position, the Company recorded an other-than-temporary impairment of its short term investments and marketable securities of $1.1 million. During the fiscal years ended March 31, 2012 and 2011, the Company did not record any other-than-temporary impairment of its short term investments and marketable securities. The Company considered various factors which included its intent and ability to hold the underlying securities until its estimated recovery of amortized cost. As of March 31, 2013 and 2012, the Company also had $8.1 million and $7.5 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

3.	Certain Financial Statement Information

Accounts receivable:

	March 31,
	2013	2012
	(In thousands)
Accounts receivable	$25,278	$23,765
Less: allowance for bad debts	(703)	(1,099)
	$24,575	$22,666
Inventories:

	March 31,
	2013	2012
	(In thousands)
Finished goods	$7,247	$17,883
Work in process	4,098	3,818
Raw materials	1,555	1,543
	$12,900	$23,244
Other current assets:

	March 31,
	2013	2012
	(In thousands)
Prepaid expenses	$13,762	$20,353
Executive deferred compensation assets	693	1,344
Deposits	828	899
Proceeds receivable from sale of strategic investment	1,331	7,100
Other	1,384	1,409
	$17,998	$31,105

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property and equipment:

	Useful Life	March 31,
		2013	2012
	(In years)	(In thousands)
Machinery and equipment*	5-7	$40,063	$36,600
Leasehold improvements	1-15	14,202	14,228
Computers, office furniture and equipment	3-7	43,485	43,929
Buildings	31.5	2,756	2,756
Land	—	9,800	9,800
		110,306	107,313
Less: accumulated depreciation and amortization		(75,915)	(69,213)
		$34,391	$38,100
____________________

*	Includes capitalized mask set costs

Goodwill and purchased intangible assets:
Goodwill is as follows (in thousands):

	Fiscal Years Ended March 31,
	2013	2012
Beginning balance, gross	$4,441,026	$4,441,026
Accumulated amortization and impairments	(4,441,026)	(4,441,026)
Beginning balance, net	—	—
Goodwill related to TPack acquisition	13,183	13,183
Ending balance	$13,183	$13,183

Purchase-related intangibles were as follows (in thousands):

	March 31, 2013				March 31, 2012
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
Developed technology/in-process research and development	$441,300	$(431,771)	$9,529	3.5	$441,300	$(429,054)	$12,246	4.6
Customer relationships	12,830	(10,507)	2,323	2.1	12,830	(8,881)	3,949	2.9
Patents/core technology rights/trade name	63,206	(63,067)	139	0.3	63,206	(62,767)	439	1.5
	$517,336	$(505,345)	$11,991		$517,336	$(500,702)	$16,634
The estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses as of March 31, 2013, is as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal Years Ending March 31, 2014	$2,717	$1,189	$3,906
2015	2,717	904	3,621
2016	2,717	369	3,086
2017	1,339	—	1,339
2018	39	—	39
Total	$9,529	$2,462	$11,991

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets:

	March 31,
	2013	2012
	(In thousands)
Non-current portion of prepaid expenses	$7,866	$4,193
Strategic investments*	3,000	4,750
Other	—	1,331
	$10,866	$10,274

*During the fiscal year ended March 31, 2013 and 2012, the Company recognized an impairment charge of its non-marketable strategic investment of $2.3 million and $1.0 million. Refer to Note 2 to the Consolidated Financial Statements for further details.

Other accrued liabilities:

	March 31,
	2013	2012
	(In thousands)
Customer deposits*	$237	$415
Employee related liabilities	2,236	2,051
Executive deferred compensation	1,284	1,878
Income taxes	903	1,401
Professional fees	3,840	961
Contingent consideration	—	618
Other	2,230	1,728
	$10,730	$9,052
____________________
*    Includes credit balances in Accounts Receivable that have been reclassified as Other Accrued Liabilities
Warranty Reserves:
The Company’s products typically carry a one-year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from the Company’s estimates, additional warranty reserves could be required, which could reduce its gross margin.
The following table summarizes warranty reserve activity (in thousands):

	Year Ended March 31,
	2013	2012
Beginning balance	$454	$176
(Capitalized) charged to costs of revenues	(94)	515
Costs incurred	(140)	(237)
Ending balance	$220	$454

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Interest income (expense), net and other-than-temporary impairment:

	Fiscal Years Ended March 31,
	2013	2012	2011
	(In thousands)
Interest income	$2,347	$3,601	$6,163
Net realized gain on short-term investments	1,391	646	3,727
Impairments of short-term investments and marketable securities	(1,143)	—	—
	$2,595	$4,247	$9,890

Other income, net:

	Fiscal Years Ended March 31,
	2013	2012	2011
	(In thousands)
Net (impairment) gain on strategic investments*	$(2,250)	$7,147	$—
Write-off of notes receivable and other assets**	(1,800)	—	—
Net (loss) gain on disposals of property	(21)	(10)	323
Other, net	1,677	300	474
	$(2,394)	$7,437	$797
*During the fiscal year ended March 31, 2013 and 2012, the Company recognized an impairment charge of its non-marketable strategic investment of $2.3 million and $1.0 million. Refer to Note 2 to the Consolidated Financial Statements for further details.

**During the fiscal year ended March 31, 2013, the Company wrote-off $1.5 million of notes receivable due from an investee and $0.3 million related to a prepaid intellectual property license from this investee. The Company also impaired the related equity investment of $2.3 million in this investee - see * above.
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

	Fiscal Years Ended March 31,
	2013	2012	2011
Net loss	$(134,115)	$(82,688)	$(1,006)
Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	65,258	62,245	65,160
Net effect of dilutive common share equivalents	—	—	—
Weighted average common shares outstanding, diluted	65,258	62,245	65,160
Basic and diluted net loss per share	$(2.06)	$(1.33)	$(0.02)
The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 7.2 million, 9.0 million and 3.7 million equivalent shares for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, has been excluded from the net loss per share computation, as the impact would be anti-dilutive because the Company has incurred losses in the periods presented.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The effect of dilutive securities (comprised of options and restricted stock units) totaling 0.8 million, 0.5 million and 2.0 million equivalent shares for the fiscal years ended March 31, 2013, 2012 and 2011, respectively, has been excluded from the net loss per share computation, as the impact would be anti-dilutive because the Company has incurred losses in the periods presented.
Total equivalent shares excluded from the net loss per share computation is 8.0 million, 9.5 million and 5.7 million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

4.	Veloce

On June 20, 2012 (the “Closing Date”), the Company completed its acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger. Veloce has been developing specific technology for the Company.
The terms of the Merger Agreement included the payment of an initial consideration of $60.4 million, payable to holders of Veloce common stock options that were vested on the Closing Date and holders of Veloce common stock and stock equivalents (collectively “Veloce Equity Holders”), and to Veloce stock equivalents that have not yet been allocated to individuals (“Unallocated Veloce Units”). The Merger Agreement further provides for payments of additional merger consideration contingent upon the achievement of certain post-closing product development milestones relating to the Veloce development project. During the twelve months ended March 31, 2013, as part of the above arrangement, the Company issued approximately 3.0 million shares valued at approximately $16.6 million and paid approximately $16.6 million in cash.
The total estimated consideration to be paid is based upon the benchmarks achieved during simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated consideration to be paid has been updated during fiscal 2013 from a previous estimated maximum of approximately $135 million to the contractual maximum of $178.5 million. The increase in the total estimated value also increased the estimated value for each of the contractual performance milestones relating to the Veloce project. The consideration that the Company will be obligated to pay, incremental to the $60.4 initial consideration, will be payable upon completion of the respective performance milestone and can be settled in cash or the Company's common stock, at the election of management.
The consideration that the Company will be obligated to pay will be allocated equally to each of the Veloce Equity Holders and the Unallocated Veloce Units. The Company is contractually required to distribute all Unallocated Veloce Units within a certain time period. Veloce Equity Holders subject to vesting requirements will receive their distribution upon satisfaction of such vesting requirements.
For accounting purposes, the costs to be incurred in connection with the development milestones relating to Veloce is considered compensatory and is recognized as R&D expense. Recognition of these costs as expense will generally occur when certain development and performance milestones become probable of achievement and are deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs.
During fiscal 2012, one significant product development milestone was considered probable of achievement and accordingly $60.4 million was recognized as research and development expense. However, approximately $8.0 million of the R&D expense recognized related to Unallocated Veloce Units that had not yet been distributed. The Company corrected this immaterial error during fiscal 2013 by reducing R&D expense recognized during the fourth quarter of fiscal 2013. See Note 13 to the Notes to Consolidated Financial Statements.
Significant judgment is required in assessing when a performance milestone is probable of achievement and estimating the timing of when the performance milestones will be completed. The Company has completed the first performance milestone and assessed the second performance milestone relating to the Veloce project as probable of achievement as of March 31, 2013. The total consideration relating to the first performance milestone, excluding the value allocated to the Unallocated Veloce Units, have been fully recognized as research and development expense through March 31, 2013. The amount of R&D costs recognized as expense in connection with the second performance milestone, excluding the value allocated to the Unallocated Veloce Units, is based on the estimated stage of development and corresponding estimated value as of March 31, 2013. The remaining value relating to the second performance milestone, excluding the Unallocated Veloce Units, will be recognized as R&D expense on a straight line basis, subject to adjustment for actual progress towards the milestone, over the remaining period of expected development which is currently estimated not to exceed the next fiscal quarter.
The third and final performance milestone is currently not yet believed to be probable of attainment as of March 31, 2013.
Judgment is required in determining whether a performance milestone is probable of achievement, estimating the percentage of completion of the milestone, and the timing of when a performance milestone is expected to be completed. These determination

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

are based on discussions with internal technical personnel that address various qualitative and quantitative factors, including, but not limited to, overall complexity associated with the assessment, stage of development, progress made to date, results of testing, and consideration as to the nature of the remaining development work.
Total R&D expenses expected to be recognized in connection with the first and second performance milestones is approximately $142.8 million (including the initial consideration of $60.4 million), which includes the costs associated with Unallocated Veloce Units that have not been expensed as these units have not been distributed as of March 31, 2013. Cumulative research and development expenses recognized in connection with the achievement of the first and second milestone through March 31, 2013 is $126.6 million. During fiscal year 2013, expenses recognized in connection with the achievement of the first and second performance milestones was $66.2 million. The Veloce accrued liability included on the Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock. Veloce consideration that has been accrued as of March 31, 2013, are classified as long-term if payments of the consideration is expected to occur beyond a 12 month period.

5.	Stockholders' Equity

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
Common Stock
At March 31, 2013, the Company had 375.0 million shares authorized for issuance and approximately 68.0 million shares issued and outstanding. At March 31, 2012, there were approximately 61.9 million shares issued and outstanding.

Stock Repurchase Program
In August 2004, the Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company's common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board of Directors increased the stock repurchase program by $100.0 million. During the fiscal year ended March 31, 2013, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. During the fiscal year ended March 31, 2012, approximately 3.5 million shares were repurchased on the open market at a weighted average price of $5.98 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.3 million shares at weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to the Company. As of March 31, 2013, the Company had $15.9 million available in its stock repurchase program.
In February 2011, the Company entered into a Rule 10b5-1 plan to repurchase up to 3.0 million shares of its common stock at various price parameters. Included in the open market repurchases during the year ended March 31, 2012 are 0.3 million shares that were repurchased under this Rule 10b5-1 plan at a weighted average price of $9.98 per share. During May 2011, the Rule 10b5-1 plan was cancelled. The Company repurchased 1.0 million shares at a weighted average price of $10.00 per share under this Rule 10b5-1 plan.
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
The Company did not enter into any structured stock repurchase agreements during the fiscal year ended March 31, 2013. During the fiscal year ended March 31, 2012, the Company entered into structured stock repurchase agreements totaling $10.0

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

million. For those agreements that settled during the fiscal year ended March 31, 2012, the Company received 1.0 million in shares of its common stock at an effective purchase price of $9.74 per share from the settled structured stock repurchase agreements.

The table below is a plan-to-date summary of the Company’s repurchase program activity as of March 31, 2013 (in thousands, except per share data):

	Aggregate Price	Repurchased Shares	Average Price Per Share
Stock repurchase program
Authorized amount	$300,000	$—	$—
Open market repurchases	173,611	17,284	10.04
Structured stock repurchase agreements*	110,517	9,989	11.06
Total repurchases	$284,128	$27,273	$10.42
Available for repurchase	$15,872
 ____________________

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
In May 2009, Dr. Gopi, our CEO, was awarded 300,000 stock options for “Extraordinary Accomplishment.” The Black-Scholes value of these stock options was $1.1 million. These options will vest only if Company performance milestones are satisfied; otherwise they will expire unvested. The first milestone for 75,000 shares will vest only if we achieved an annual revenue target of $270 million or more for any fiscal year from fiscal 2010 through fiscal 2013. The next milestone for another 75,000 shares will vest only if we achieved an annual revenue target of $310 million or more for any fiscal year from fiscal 2010 through fiscal 2013 or an annual revenue target of $350 million or more for fiscal 2014. The last milestone for 150,000 shares will vest only if we achieved an annual operating margin of 13.5% of annual revenue or higher in fiscal 2013 or 15% or higher for any fiscal year from fiscal 2010 through fiscal 2012. The Company evaluates the probability of achieving the milestones and adjusts any stock option expense accordingly. The Company expects that all options issued under the above award will expire unvested when it concludes in fiscal 2014.
At March 31, 2013, 2012, and 2011 there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.
A summary of the Company’s stock option activity and related information is as follows (options in thousands):

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years Ended March 31,
	2013		2012		2011
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding at the beginning of the year	4,164	$10.67	5,390	$11.91	6,310	$11.76
Granted and assumed	40	5.58	250	10.10	599	11.89
Exercised	(161)	5.31	(156)	5.11	(549)	7.32
Forfeited	(551)	14.49	(1,320)	16.20	(970)	13.60
Outstanding at the end of the year	3,492	$10.26	4,164	$10.67	5,390	$11.91
Vested and expected to vest at the end of the year	3,485	$10.26	4,112	$10.69	5,288	$11.96
Vested at the end of the year	2,994	$10.52	3,119	$11.28	3,810	$13.35
While the Company’s stock options outstanding at the end of the year have decreased since the fiscal year ended March 31, 2012 and 2011, there has been a corresponding increase in the Company’s restricted stock unit activity. See “Restricted Stock Units.”
The following is a further breakdown of the options outstanding at March 31, 2013 (options in thousands):

Range of Exercise Prices	Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options Exercisable	Weighted Average Exercise Price
$ 1.68 - $ 7.12	797	2.66	$6.61	483	$6.29
7.13 - 8.07	853	3.57	7.71	831	7.70
8.08 - 11.86	706	4.18	10.44	607	10.27
11.87 - 14.40	766	2.86	12.90	703	12.96
14.41 - 24.16	370	1.95	18.16	370	18.16
$ 1.68 - $24.16	3,492	3.16	$10.26	2,994	$10.52
As of March 31, 2013, the aggregate pre-tax intrinsic value of options outstanding and exercisable was $0.5 million and options outstanding was $0.6 million. The aggregate pre-tax intrinsic value of options exercised during the fiscal year ended March 31, 2013 was $0.3 million.

Restricted Stock Units
The Company has granted RSUs pursuant to its 1992 Plan, 2000 Equity Incentive Plan and 2011 Equity Incentive Plan as part of its regular annual employee equity compensation review program as well as to new hires. RSUs are share awards that, upon vesting, will deliver to the holder, shares of the Company’s common stock. Generally, RSUs vest ratably on a quarterly basis over four years from the date of grant. For employees hired after May 15, 2006, RSUs will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year of employment, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.
In May 2009, the Company issued three-year performance-based RSU grants, or “EBITDA” Grants which were completed in fiscal 2012 and no additional grants will be made under this grant.
In April 2011, the Committee authorized additional three-year performance-based RSU grants, or “EBITDA2” Grants. EBITDA2 Grants are similar to the EBITDA Grant program introduced in 2009. The Company evaluates the probability of achieving the milestones and adjusts any RSU expense which is included in stock-based compensation expense. The Company believes that that it would be highly unlikely for any EBITDA2 shares to vest during the three-year life of the program. Fiscal 2012 and 2013 were declared as zero attainment years and vesting target shares have rolled over to fiscal 2014. The Company expects that all shares issued under the EBITDA2 program will expire unvested when the program concludes in May 2014.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
In February 2012, Dr. Gopi was awarded 500,000 performance-based restricted stock units. The value of these restricted stock units is $3.7 million. These awards will vest only if the Company’s performance milestones relating to the Veloce merger are satisfied; otherwise they will expire unvested. The Company evaluates the probability of achieving the milestones and recognizes expense accordingly. During the fiscal year ended March 31, 2013, two of the performance milestones were assessed as being probable of completion and the associated stock-based compensation expense has been recorded in the Company's consolidated financial statements.
A summary of the Company’s restricted stock unit activity and related information in the three fiscal years ended March 31, 2013 is as follows (shares in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Outstanding at the beginning of the year	9,244	3,074	3,687
Awarded during the year	1,040	8,833	1,584
Vested during the year	(2,345)	(1,701)	(1,557)
Cancelled during the year	(1,495)	(962)	(640)
Outstanding at the end of the year	6,444	9,244	3,074

The weighted average remaining contractual term for the restricted stock units outstanding as of March 31, 2013 was 1.2 years.
As of March 31, 2013, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $47.8 million which includes performance based awards which are subject to milestone attainment. The aggregate pre-tax intrinsic value of restricted stock units released during the fiscal year ended March 31, 2013 was $14.6 million.
Employee Stock Purchase Plan
The Company had in effect the 1998 Employee Stock Purchase Plan (1998 Plan) under which 4.8 million shares of common stock were reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. In August 2012, the Company’s stockholders approved the proposal to reserve an additional 1.8 million shares under the 2012 Employee Stock Purchase Plan (2012 Plan). Upon adoption of the 2012 Plan, the 1998 Plan was terminated. Under the terms of the 2012 Plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the fiscal year ended March 31, 2013, 0.6 million shares were issued from the 2012 Plan. During the fiscal years ended March 31, 2013 and 2012, 0.4 million shares and 0.9 million shares, respectively, were issued each year under the 1998 Plan prior to its termination in August 2012. At March 31, 2013, 1.2 million shares were available for future issuance from the 2012 Plan.
Warrants
On May 17, 2009, the Company entered into a development agreement with Veloce pursuant to which Veloce agreed, among other things, to perform development work for the Company on an exclusive basis for up to five years for cash and other consideration, including a warrant to purchase shares of the Company’s common stock (the “Warrant”). The Warrant vesting schedule was amended in conjunction with the amended development agreement on November 8, 2010. In connection with the Merger Agreement amendment entered into on April 5, 2012, the Company and Veloce further modified the Warrant by fully accelerating the vesting schedule resulting in the recognition of approximately $1.3 million of stock compensation expense during

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the fiscal year ended March 31, 2013. All vested shares were subsequently sold and the proceeds distributed, prior to the acquisition of Veloce by the Company on June 20, 2012.
Common Shares Reserved for Future Issuance
At March 31, 2013, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Options granted and outstanding	3,492
Restricted Stock Units granted and outstanding	6,444
Options and RSUs authorized for future grants	2,054
Employee Stock Purchase Plan	1,183
13,173

6.	Income Taxes
Loss from operations before income tax consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Loss from operations before income tax:
Domestic (loss) income	$(130,552)	$(78,630)	$536
Foreign loss	(4,117)	(3,130)	(1,143)
	$(134,669)	$(81,760)	$(607)
Income tax expense (benefit) from operations consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
Current:
Federal	$(1,106)	$147	$(17)
Foreign	847	1,034	285
State	(129)	60	131
Total Current	(388)	1,241	399
Deferred:
Foreign	(166)	(313)	—
State	—	—	—
Total Deferred	(166)	(313)	—
	$(554)	$928	$399
The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate (35%) to loss before income taxes as follows for operations (in thousands):

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years Ended March 31,
	2013		2012		2011
	$	%	$	%	$	%
Tax at federal statutory rate	$(47,134)	35%	$(28,613)	35%	$(212)	35%
Tax benefit from loss from continuing operations	(925)	1	(123)	—	—	—
Other permanent differences	1,195	(1)	2,295	(3)	1,903	(314)
State taxes, net of federal benefit	(7,263)	5	(3,937)	5	(30)	5
Federal tax credits	(1,909)	1	(4,131)	5	(3,010)	496
State tax credits	(537)	—	(622)	1	(409)	67
Veloce accrued liability	26,749	(20)	24,046	(29)	—	—
Valuation allowance	28,715	(21)	11,600	(14)	1,441	(237)
Change in contingency reserve	74	—	52	—	94	(15)
Other	481	—	361	(1)	622	(103)
	$(554)	—%	$928	(1)%	$399	(66)%

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	Fiscal Years Ended March 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$310,276	$284,210
Research and development credit carryforwards	78,696	78,621
Inventory write-downs and other reserves	9,046	9,748
Capitalization of research and development costs	8,038	8,451
Goodwill	7,431	8,248
Intangible assets	40,201	46,681
Investment impairment	4,958	4,083
Stock-based compensation	31,177	26,975
Depreciation and amortization	165	—
Other	1,056	979
Total deferred tax assets	491,044	467,996
Deferred tax liabilities:
Depreciation and amortization	—	(2,402)
Intangible assets	—	—
Net deferred tax asset	491,044	465,594
Valuation allowance	(490,629)	(465,281)
	$415	$313
At March 31, 2013, the Company has federal and state R&D tax credit carryforwards of approximately $59.8 million and $29.0 million, respectively, which begin to expire in the fiscal year ending March 31, 2014 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $1,124.4 million and $652.1 million, respectively, which will begin to expire in fiscal year 2018 and fiscal year 2014, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The future utilization of our research and development credit carryforwards and net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the "Act") limits a company’s ability

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50% as defined in the Act.
As a result of the adoption of ASC 718-10, the Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net operating loss carryforwards resulting from excess tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award.
The Company has established a valuation allowance against most of its net deferred tax assets due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers cumulative losses, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a valuation allowance should be recorded in 2013, 2012 and 2011 against most of its deferred tax assets.
The following is a tabular reconciliation of the Unrecognized Tax Benefits activity during the fiscal year ended March 31, 2013 (in thousands):

Opening Balance	$43,179
Gross decreases — tax positions in prior period	(773)
Gross increases — current-period tax positions	976
Ending Balance	$43,382

If recognized, approximately $0.6 million of the $43.4 million of unrecognized tax benefits would affect the Company’s effective tax rate.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. As of March 31, 2013, the Company has recognized $0.1 million of accrued interest and penalties related to uncertain tax positions.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.
Effectively, all of the Company’s historical tax years are subject to examination by the Internal Revenue Service and various state jurisdictions due to the generation of net operating loss and credit carryforwards. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for years before 2009.
The Company does not foresee significant changes to its unrecognized tax benefits within the next twelve months.

7.	Restructuring Charges

The Company recognizes restructuring costs related to asset impairment and exit or disposal activities. Costs relating to facilities closure or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable.
December 2012 Restructuring Program
The Company implemented a restructuring program during December 2012 to reorganize its operations and reduce its workforce and related operating expenses. The plan includes eliminating job redundancies and reducing the Company's current workforce by approximately 70 employees. As a result, the Company recorded a charge of $1.7 million for employee severance expenses and $4.7 million for an asset impairment. The asset impairment related to the impairment of the unamortized value of a software intellectual property license, which the Company no longer intends to use to develop new products.
April 2011 Restructuring Program
The April 2011 restructuring program was implemented as part of the Company’s ongoing cost reduction efforts and to better align its global operations to achieve greater efficiencies. The Company moved more of its functions offshore, which would allow it to be closer and more connected to its customers' third party subcontract manufacturers. The April 2011 restructuring plan

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

included eliminating or relocating 25 positions. As a result of the April 2011 restructuring program, the Company recorded a charge of $0.9 million for employee severances for the fiscal year ended March 31, 2012.
A combined summary of the recent activity of the restructuring programs initiated by the Company is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Total
Liability, March 31, 2011	$—	$—	$—
Restructuring charges	913	—	913
Cash payments	(875)	—	(875)
Reductions to estimated liability	(38)	—	(38)
Liability, March 31, 2012	$—	$—	$—
Restructuring charges	$1,716	$4,719	$6,435
Cash payments	(1,168)	—	(1,168)
Reductions to estimated liability	—	(4,719)	(4,719)
Liability, March 31, 2013	$548	$—	$548

8.	Commitments

The Company leases certain of its facilities under long-term operating leases, which expire at various dates through the fiscal year ending March 31, 2017. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also licenses certain engineering design software tools under non-cancelable operating leases.
The following table summarizes the Company’s contractual operating leases as of March 31, 2013 (in thousands):

Operating Leases
Fiscal Years Ending March 31, 2014	$2,042
2015	1,150
2016	313
2017	39
Total minimum payments	$3,544

The Company did not have any off balance sheet arrangements at March 31, 2013.
Rent expense (including short-term leases and net of sublease income) for the fiscal years ended March 31, 2013, 2012, and 2011 was $2.5 million, $2.6 million, and $2.9 million, respectively.

9.	Employee Retirement Plan
Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 20% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board. Employer contributions vest to participants at a rate of 33% per year of service for the first three years of service and 100% thereafter for each year of service. The Company made a plan contribution of $0.2 million, $0.3 million and zero for the three fiscal years ended March 31, 2013, 2012, and 2011, respectively.

10.	Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that was equal to or greater than 10% of total net revenues in any of the three fiscal years ended March 31, 2013 were as follows:

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2013	2012	2011
Wintec (global logistics provider)	19%	20%	—%
Avnet (distributor)	27%	20%	29%
Flextronics (sub-contract manufacturer)	*	11%	—%
Hon Hai (sub-contract manufacturer)	*	*	14%
 ____________________

*	Less than 10% of total net revenues for period indicated.
Net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2013	2012	2011
United States of America*	$79,930	$99,214	$81,113
Taiwan	22,684	20,950	45,489
Hong Kong	22,044	21,458	24,747
China*	2,053	4,503	9,030
Europe*	35,216	41,691	45,714
Japan	13,237	13,596	9,305
Malaysia*	4,733	8,276	8,258
Singapore*	10,399	14,011	11,808
Other Asia	4,621	5,790	9,394
Other	725	1,398	2,852
	$195,642	$230,887	$247,710
 ____________________

*	Change in revenues was primarily due to shift in customer demand and continuing geographic changes to macro-economic conditions.
Our revenues are primarily denominated in U.S. dollars, other than revenues that account for less than 10% of our total revenues, which are denominated primarily in the Danish Kroner. In April 2013, we completed the sale of our wholly owned Danish subsidiary, TPack A/S-refer to Note 12 to the Notes to the Consolidated Financial Statements for further details.
As of March 31, 2013, 2012 and 2011, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were not material.

11.	Contingencies

Legal Proceedings
The Company is currently a party to various legal proceedings, including those noted in this section. While the Company presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company's financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, unfavorable rulings or other events that could occur. In addition, legal proceedings are expensive to prosecute and defend against and can divert Management attention and Company resources away from the Company's business objectives. Unfavorable resolutions could include monetary damages against the Company, or preclude the Company from recovering the damages it seeks in legal proceedings it has commenced. It is also possible that the Company could conclude it is in the best interests of its stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments or the surrender of rights to collect substantial payments from third parties. However, the Company has not reached this conclusion with respect to any particular matter at this time.
In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”) that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001,

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study the contamination and evaluate cleanup options at the Omega Site (the Operable Unit 1 or “OU1”). In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. As part of OU1, efforts to remediate the soil and groundwater at the Omega Site, including without limitation the extraction of chemical vapors from the soil in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2, and in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. In February 2013, OPOG submitted a good faith settlement offer to EPA, with settlement negotiations between the parties expected to continue in fiscal year 2014. It is anticipated that such settlement negotiations will result in EPA and OPOG entering into a remediation consent decree with the Court regarding OU2. In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In 2010, certain PRP’s challenged the criteria previously used to allocate liability among the PRP’s. In December 2011, an allocation committee established by OPOG to review those criteria recommended changes to the cost allocation structure that would, upon final approval, increase the Company’s overall share of liability within the PRP group. In addition, the recent departure of one or more PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. In January 2012, as a result of the allocation criteria modifications and PRP departure from OPOG described above, the Company’s proportional allocation of liability was increased. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.
In April 2013, the contract litigation between AppliedMicro TPACK A/S, the Company’s wholly-owned subsidiary, Xtera Communications Inc. and its subsidiary Meriton Networks Canada Inc., which previously was commenced in September 2009 in the Ontario Superior Court of Justice in Canada was fully settled and dismissed with prejudice and without costs.

12.	Subsequent Event - Sale of TPack A/S (Unaudited)
On April 12, 2013, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Altera European Trading Company Limited (the “Buyer”), a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of Altera Corporation (“Altera”), and AppliedMicro TPACK A/S (“TPack”), a limited liability company organized under the laws of Denmark and a wholly-owned subsidiary of the Company. Pursuant to the Purchase Agreement, the Company is selling 100% of the issued and outstanding shares of TPack and certain specified intellectual property assets owned by the Company related to TPack's business for a total purchase price of $34 million, entirely in cash. The purchase price was subject to an adjustment based on TPack's working capital balance as of the closing of the transaction.
On April 22, 2013, the Company completed the sale of TPack and certain specified intellectual property assets owned by the Company related to TPack's business for an aggregate consideration of $33.5 million, payable in cash, which reflects the $34.0 million base purchase price as adjusted for the working capital adjustment mechanism set forth in the Purchase Agreement, and remains subject to a potential final, non-material post-closing adjustments. In connection with the closing, the Company received a cash payment of $30.2 million. The remaining cash payment of $3.3 million of the aggregate consideration will be held by the in escrow until March 31, 2014 to secure the Company's indemnification obligations subject to and in accordance with the terms of the Purchase Agreement. The distribution of this holdback amount is subject to any indemnification claims that the Buyer may have under the terms of the Purchase Agreement and final resolution of any such claims.
As a result of the transactions contemplated by the Purchase Agreement, employees employed by TPack will remain TPack employees and be transferred along with the sale of the TPack shares. Pursuant to the terms of the Purchase Agreement, the Company, TPack and the Buyer entered into ancillary agreements, including an Intellectual Property Agreement. The Intellectual Property Agreement provides that the Company will receive a fully-paid perpetual license to substantially all of TPack's intellectual

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

property rights being acquired by the Buyer in the transaction, and the Company and the Buyer will license to each other certain intellectual property rights specified in the Intellectual Property Agreement.
In connection with entering into the Purchase Agreement, the Company and Altera entered into a memorandum of understanding dated April 11, 2013 intended to result in their joint development and marketing of optimized solutions for data center applications.

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

	Fiscal Year Ended March 31, 2013				Fiscal Year Ended March 31, 2012
	Q1	Q2	Q3(1)	Q4(2)(4)	Q1	Q2	Q3	Q4(3)(4)
	(In thousands, except per share data)
Net revenues	$41,294	$46,324	$51,698	$56,326	$60,844	$64,929	$56,347	$48,767
Cost of revenues	18,355	20,561	22,958	21,174	26,331	27,704	23,795	20,974
Gross profit	22,939	25,763	28,740	35,152	34,513	37,225	32,552	27,793
Total operating expenses	47,891	48,515	101,942	49,116	42,936	39,313	40,337	102,941
Operating loss	(24,952)	(22,752)	(73,202)	(13,964)	(8,423)	(2,088)	(7,785)	(75,148)
Interest and other income (expense)	1,762	835	2,258	(4,654)	1,356	1,517	914	7,897
Loss before income taxes	(23,190)	(21,917)	(70,944)	(18,618)	(7,067)	(571)	(6,871)	(67,251)
Income tax expense (benefit)	200	(360)	618	(1,012)	(190)	581	206	331
Net loss	$(23,390)	$(21,557)	$(71,562)	$(17,606)	$(6,877)	$(1,152)	$(7,077)	$(67,582)
Basic and diluted net loss per share	$(0.37)	$(0.33)	$(1.08)	$(0.26)	$(0.11)	$(0.02)	$(0.12)	$(1.10)
Shares used in calculating basic and diluted net loss per share	62,409	64,947	66,113	67,566	63,878	62,526	60,990	61,587
____________________

(1)
The consolidated operating results for the third quarter of fiscal 2013 included a charge of $51.9 million related to the Veloce consideration and a charge of $6.2 million related to restructuring charges.

(2)	The consolidated operating results for the fourth quarter of fiscal 2013 included a charge of $9.6 million related to the Veloce consideration.

(3)
The consolidated operating results for the fourth quarter of fiscal 2012 included a charge of $60.4 million related to the Veloce initial consideration and a gain of $8.1 related to the sale of a strategic investment.

(4)
During fiscal 2012, one significant product development milestone relating to the Veloce project was considered probable of achievement and accordingly $60.4 million was recognized as research and development expense (see further discussion in Note 4 to the Notes to Consolidated Financial Statements relating to Veloce). However, approximately $8.0 million of the R&D expense was incorrectly recognized as this expense amount related to Unallocated Veloce Units that had not yet been distributed as of March 31, 2012. R&D expenses were also recognized during the first three quarters of fiscal 2013 in connection with further progress made in connection with the performance milestones relating to Veloce. However, the R&D expenses recognized during the first three quarters of fiscal 2013 also incorrectly included immaterial amounts related to the Unallocated Veloce Units. During the fourth quarter of fiscal 2013, the Company corrected the error impacting fiscal 2012 and the first three quarters of fiscal 2013. The correction of the errors resulted in a reduction of R&D expenses recognized by $10.4 million during the fourth quarter of fiscal 2013.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	From Acquisition	Deductions	Balance at End of Period
	(In thousands)
Year ended March 31, 2013:
Allowance for doubtful accounts	$1,099	$1	$—	$(397)	$703
Year ended March 31, 2012:
Allowance for doubtful accounts	$1,324	$(13)	$(28)	$(184)	$1,099
Year ended March 31, 2011:
Allowance for doubtful accounts	$715	$125	$484	$—	$1,324

Exhibit Index

2.1(7)+<	Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.

2.2(19)
Letter Agreement dated December 20, 2012, relating to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.

2.3(16)+<
Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers' Representative named therein, dated as of August 17, 2010.

2.4(16)+<	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.

2.5(17)+<
Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., and the Stockholders’ Representative named therein, dated November 8, 2010.

2.6(20)+<
Amendment No. 2 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., Veloce Technologies LLC and the Stockholders’ Representative named therein, dated April 5, 2012.

2.7(31)+<
Asset Purchase Agreement dated April 11, 2013 by and between the Company, Altera European Trading Company Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of Altera Corporation, and AppliedMicro TPACK A/S, a limited liability company (Aktieselskab) organized under the laws of Denmark and a wholly-owned subsidiary of the Company.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.3(12)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

3.2(16)	Amended and Restated Bylaws of the Company.

4.1(2)	Specimen Stock Certificate.

10.1(2)*	Form of Indemnification Agreement between the Company and each of its officers and directors.

10.2(11)*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.

10.2(18)*	Applied Micro Circuits Corporation 2011 Equity Incentive Plan

10.3(11)*	Form of Option Agreement under the 1992 Equity Incentive Plan.

10.4(11)*	1992 Equity Incentive Plan.

10.5(6)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.

10.6(2)*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.

10.24.(4)	1998 Employee Stock Purchase Plan and form of Subscription Agreement.

10.33(3)*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.

10.34(11)*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.

10.38(3)*	AMCC Deferred Compensation Plan.

10.42(5)+	Patent License Agreement between the Company and IBM dated September 28, 2003.

10.43(5)+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.

10.53(9)*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.

10.58(10)*	Executive Severance Benefit Plan, as amended and restated on October 19, 2011.

10.60(13)+	Qualcomm Patent Purchase Agreement dated July 11, 2008.

10.61(13)+	Qualcomm Patent Purchase Amendment dated July 11, 2008.

10.62(14)	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.

10.63(8)+*	Consulting Agreement with Cynthia J. Moreland entered into on October 21, 2009.

10.65(15)*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.

10.66(21)+	Development Agreement dated May 17, 2009, by and between the Company and Veloce Technologies, Inc.

10.67(22)+	First Amendment to Development Agreement dated as of November 8, 2010, by and between the Company and Veloce Technologies, Inc.

10.68(23)+	Second Amendment to Development Agreement dated as of July 18, 2011, by and between the Company and Veloce Technologies, Inc.

10.69(24)+	Technology License Agreement, dated as of March 31, 2009 between ARM Limited and the Company, including without limitation Annex 1 thereto (“TLA Annex 1”).

10.70(25)+	Amendment One to Technology License Agreement, dated March 31, 2010 between ARM Limited and the Company.

10.71(26)+	Amendment Two to Technology License Agreement, dated July 14, 2010 between ARM Limited and the Company.

10.72(27)+	Amendment One to TLA Annex 1, dated August 17, 2010, between ARM Limited and the Company.

10.73(28)+	Amendment Two to TLA Annex 1, dated October 5, 2010, between ARM Limited and the Company.

10.74(29)+	Amendment Three to TLA Annex 1, dated December 1, 2011, between ARM Limited and the Company.

10.75(30)*	Applied Micro Circuits Corporation 2012 Employee Stock Purchase Plan

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

 ____________________

*	Management contract or compensatory plan.

+
The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.

<	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section of the Exchange Act or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

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

(6)
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

(7)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2009.

(8)	Incorporated by reference as Exhibit 10.1 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

(9)	Incorporated by reference as Exhibit 10.2 filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2009.

(10)	Incorporated by reference to Exhibit 10.67 filed with the Company’s Current Report on Form 8-K filed October 26, 2011.

(11)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2007.

(12)	Incorporated by reference to Exhibit 3.1 filed with the Company’s Current Report on Form 8-K filed on December 11, 2007.

(13)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

(14)	Incorporated by reference to identically numbered exhibit filed with the Company’s Annual Report on Form 10-K for the year ended March 31, 2009.

(15)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

(16)	Incorporated by reference to identically numbered exhibit filed with the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

(17)	Incorporated by reference to identically numbered exhibit filed with Amendment No.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2010.

(18)	Incorporated by reference to Exhibit 10.66 filed with the Company’s Current Report on Form 8-K filed on August 10, 2011.

(19)	Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed on December 21, 2012.

(20)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(21)	Incorporated by reference to identically numbered exhibit filed with Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(22)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(23)	Incorporated by reference to identically numbered exhibit filed with Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(24)	Incorporated by reference to identically numbered exhibit filed with Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(25)	Incorporated by reference to identically numbered exhibit filed with Amendment No.1 to the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(26)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(27)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(28)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(29)	Incorporated by reference to identically numbered exhibit filed with the Company's Annual Report on Form 10-K for the year ended March 31, 2012.

(30)	Incorporated by reference to Exhibit 10.67 filed with the Company's Current Report on Form 8-K filed August 20, 2012.

(31)	Incorporated by reference to Exhibit 2.1 filed with the Company's Current Report on Form 8-K filed April 15, 2013.