Form 10-Q
period 2013-06-30
APPLIED MICRO CIRCUITS CORP
filed 2013-08-08
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2013, 73,111,558 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2013	March 31, 2013
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$39,673	$19,065
Short-term investments-available-for-sale	50,057	66,411
Accounts receivable, net	28,815	24,575
Inventories	12,715	12,900
Other current assets	20,178	17,998
Total current assets	151,438	140,949
Property and equipment, net	35,561	34,391
Goodwill	11,425	13,183
Purchased intangibles	292	11,991
Other assets	7,713	10,866
Total assets	$206,429	$211,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$18,299	$17,650
Accrued payroll and related expenses	7,388	6,158
Veloce accrued liability	45,009	78,082
Other accrued liabilities	12,446	10,730
Deferred revenue	666	1,469
Total current liabilities	83,808	114,089
Veloce and other non-current liabilities	23,314	15,787
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at June 30, 2013 and March 31, 2013
Issued and outstanding shares — 70,343 at June 30, 2013 and 67,952 at March 31, 2013	704	680
Additional paid-in capital	5,938,270	5,926,630
Accumulated other comprehensive loss	(5,455)	(737)
Accumulated deficit	(5,834,212)	(5,845,069)
Total stockholders’ equity	99,307	81,504
Total liabilities and stockholders’ equity	$206,429	$211,380
Note: Amounts have been derived from the March 31, 2013 audited consolidated financial statements.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2013	2012
Net revenues	$54,148	$41,294
Cost of revenues	22,342	18,355
Gross profit	31,806	22,939
Operating expenses:
Research and development	34,506	34,771
Selling, general and administrative	9,526	12,470
Gain on sale of TPack	(19,699)	—
Amortization of purchased intangible assets	130	650
Restructuring charges, net	93	—
Total operating expenses	24,556	47,891
Operating income (loss)	7,250	(24,952)
Interest income (expense), net	3,666	1,679
Other income (expense), net	129	83
Income (loss) before income taxes	11,045	(23,190)
Income tax expense	188	200
Net income (loss)	$10,857	$(23,390)
Basic net income (loss) per share	$0.16	$(0.37)
Shares used in calculating basic income (loss) per share	69,360	62,409
Diluted net income (loss) per share	$0.15	$(0.37)
Shares used in calculating diluted income (loss) per share	70,234	62,409
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2013	2012
Net income (loss)	$10,857	$(23,390)
Other comprehensive loss, net of $0 tax for 2013 and 2012:
Unrealized loss on investments	(4,529)	(501)
Loss on foreign currency translation	(189)	(118)
Other comprehensive loss, net of $0 tax for 2013 and 2012:	(4,718)	(619)
Total comprehensive income (loss)	$6,139	$(24,009)
* The amounts reclassified from accumulated other comprehensive loss and relating to short term investments, for the three months ended June 30, 2013 and 2012 were $3.2 million and $1.0 million, respectively and are recorded in Interest income (expense), net in the Condensed Consolidated Statement of Operations. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional details.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2013	2012
Operating activities:
Net income (loss)	$10,857	$(23,390)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	2,624	2,439
Amortization of purchased intangibles	296	1,329
Stock-based compensation expense:
Stock options	602	1,488
Restricted stock units	3,112	6,201
Warrants	—	1,289
Veloce accrued liability	9,255	2,325
Acquisition related adjustment	—	(133)
Gain on sale of TPack	(19,699)	—
Net gain on disposals of property, equipment and other assets	(3)	—
Non-cash restructuring costs	26	—
Changes in operating assets and liabilities:
Accounts receivable	(4,474)	6,319
Inventories	185	650
Other assets	1,598	(1,045)
Accounts payable	(687)	(4,751)
Accrued payroll and other accrued liabilities	4,149	164
Veloce accrued liability	(24,982)	(12,748)
Deferred revenue	(671)	(597)
Net cash used for operating activities	(17,812)	(20,460)
Investing activities:
Proceeds from sales and maturities of short-term investments	14,185	14,182
Purchases of short-term investments	(2,361)	(4,326)
Purchase of property, equipment and other assets	(279)	(5,598)
Proceeds from sale of strategic equity investment	—	7,144
Purchases of strategic equity investment	—	(500)
Proceeds from the sale of TPack, net	29,498	—
Net cash provided by investing activities	41,043	10,902
Financing activities:
Proceeds from issuance of common stock	171	3,330
Funding of restricted stock units withheld for taxes	(2,382)	(216)
Repurchase of common stock	—	(654)
Other	(412)	(253)
Net cash (used for) provided by financing activities	(2,623)	2,207
Net increase (decrease) in cash and cash equivalents	20,608	(7,351)
Cash and cash equivalents at beginning of year	19,065	28,065
Cash and cash equivalents at end of period	$39,673	$20,714
Supplementary cash flow disclosures:
Income taxes	$52	$131
Common stock issued for Veloce merger consideration	$10,037	$13,683
See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The condensed consolidated financial statements include all the accounts of AppliedMicro and its wholly-owned subsidiaries including Veloce Technologies Inc. (“Veloce”), which was consolidated in prior accounting periods prior to its merger with the Company, as a variable interest entity (“VIE”) since the Company was determined to be its primary beneficiary. On June 20, 2012, the Company completed the acquisition of Veloce which became a wholly owned subsidiary of the Company as of this date. See Note 5 of Notes to the Condensed Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

•	capitalized mask sets including its useful lives, which affects cost of goods sold and property and equipment or Research and Development ("R&D") expenses, if not capitalized;

•	inventory valuation, warranty liabilities, and revenue reserves, which affects cost of sales, gross margin, and revenues;

•	allowance for doubtful accounts, which affects operating expenses;

•	unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income (expense), net;

•	valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles, impairments of goodwill and apportionment of goodwill related to divestitures;

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

•	potential costs of litigation, which affects operating expenses;

•	valuation of deferred income taxes, which affects income tax expense (benefit); and

•	stock-based compensation, which affects gross margin and operating expenses.
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

Recently Adopted Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present either on the face of the statement where comprehensive income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU 2013-02, which involves presentation and disclosures only, did not have a significant impact on the Company's condensed consolidated financial statements.

2. Sale of TPack A/S

On April 22, 2013, the Company completed the sale of TPack and certain specified intellectual property assets owned by the Company related to TPack's business for an aggregate consideration of $33.5 million, payable in cash, which reflects the $34.0 million base purchase price as adjusted for the working capital adjustment mechanism set forth in the Purchase Agreement, and remains subject to a potential final, non-material post-closing adjustments. In connection with the closing, there was a working capital adjustment of $0.5 million and the Company received a cash payment of $30.2 million. The remaining cash payment of $3.3 million of the aggregate consideration will be held back until March 31, 2014 to secure the Company's indemnification obligations subject to and in accordance with the terms of the Purchase Agreement. The distribution of this holdback amount is subject to any indemnification claims that the Buyer may have under the terms of the Purchase Agreement and final resolution of any such claims.
TPack operated as part of the Company's Connectivity reporting unit. The sale of TPack does not represent an exit from the Connectivity business. The Company will continue to sell Connectivity technology products as an ongoing part of its business, and as such the sale of TPack is not a discontinuance of an operation.

In connection with the divestiture, we recorded a preliminary gain of $19.7 million. The following table summarizes the components of the gain:

(in thousands)
Total proceeds, net of working capital adjustment,	$30,175
Net assets and liabilities	(184)
Goodwill write off	(1,757)
Intangibles write off	(11,404)
Holdback amount	3,353
Legal fees and other costs	(484)
Gain on sale of TPack	$19,699

The total assets of TPack included $0.7 million of cash, cash equivalents and short term investments.

3. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable:

	June 30, 2013	March 31, 2013
	(In thousands)
Accounts receivable	$29,278	$25,278
Less: allowance for bad debts	(463)	(703)
	$28,815	$24,575

Inventories:

	June 30, 2013	March 31, 2013
	(In thousands)
Finished goods	$6,247	$7,247
Work in process	4,855	4,098
Raw materials	1,613	1,555
	$12,715	$12,900

Other current assets:

	June 30, 2013	March 31, 2013
	(In thousands)
Prepaid expenses	$12,765	$13,762
Executive deferred compensation assets	700	693
Deposits	752	828
Receivable from sale of strategic investment and TPack	4,673	1,331
Other	1,288	1,384
	$20,178	$17,998
Property and equipment:

	Useful Life	June 30, 2013	March 31, 2013
	(In years)	(In thousands)
Machinery and equipment *	5-7	$45,077	$40,063
Leasehold improvements	1-15	10,669	14,202
Computers, office furniture and equipment	3-7	44,980	43,485
Buildings	31.5	2,756	2,756
Land	—	9,800	9,800
		113,282	110,306
Less: accumulated depreciation and amortization		(77,721)	(75,915)
		$35,561	$34,391
* Includes capitalized mask costs.

Goodwill and purchased intangibles:
Goodwill is as follows:

	June 30, 2013	March 31, 2012
	(In thousands)
Goodwill	$11,425	$13,183

The reduction in Goodwill of $1.8 million relates to the sale of TPack. Please refer to Note 2 to the Condensed Consolidated Financial Statements for details of the sale of TPack.
Purchase-related intangibles were as follows:

	June 30, 2013				March 31, 2013
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$425,000	$(425,000)	$—	—	$441,300	$(431,771)	$9,529	3.5
Customer relationships	6,330	(6,038)	292	1.2	12,830	(10,507)	2,323	2.1
Patents/core technology rights/tradename	62,306	(62,306)	—	—	63,206	(63,067)	139	0.3
	$493,636	$(493,344)	$292		$517,336	$(505,345)	$11,991

During the quarter ended June 30, 2013, $11.4 million of purchased intangibles were written off pursuant to the sale of of TPack. Please refer to Note 2 to the Condensed Consolidated Notes to the Financial Statements for further discussion.
As of June 30, 2013, the estimated future amortization expense of purchased intangible assets to be charged to cost of sales and operating expenses was as follows (in thousands):

	Cost of Sales	Operating Expenses	Total
Fiscal Years Ending March 31,
2014	$—	$188	$188
2015	—	104	104
2016 and thereafter	—	—	—
Total	$—	$292	$292
Other assets:

	June 30, 2013	March 31, 2013
	(In thousands)
Non-current portion of prepaid expenses	$4,713	$7,866
Strategic investments	3,000	3,000
	$7,713	$10,866

Other accrued liabilities:

	June 30, 2013	March 31, 2013
	(In thousands)
Customer deposits*	$688	$237
Employee related liabilities	2,078	2,236
Executive deferred compensation	951	1,284
Income taxes	1,426	903
Professional fees	4,414	3,840
Other	2,889	2,230
	$12,446	$10,730

* Includes credit balances in Accounts Receivable that have been reclassified as Other Accrued Liabilities
Strategic Investments
The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and in which the Company does not have the ability to exercise significant influence are carried at cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s condensed consolidated balance sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the three months ended June 30, 2013 and 2012, the Company did not record any other-than-temporary impairment charges of its strategic investments and invested zero and $0.5 million, respectively, in non-marketable equity investments and these amounts were carried at cost.

Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	June 30, 2013				March 31, 2013
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$13,140	$—	$—	$13,140	$8,529	$—	$—	$8,529
Cash equivalents	26,533	—	—	26,533	10,536	—	—	10,536
U.S. Treasury securities and agency bonds	12,521	6	12	12,515	12,363	10	—	12,373
Corporate bonds	10,800	38	9	10,829	15,567	63	2	15,628
Mortgage-backed and asset-backed securities*	4,130	362	20	4,472	3,655	355	7	4,003
Closed-end bond funds	16,695	2,754	538	18,911	21,914	5,340	39	27,215
Preferred stock	2,406	924	—	3,330	4,878	2,314	—	7,192
	$86,225	$4,084	$579	$89,730	$77,442	$8,082	$48	$85,476
Reported as:
Cash and cash equivalents				$39,673				$19,065
Short-term investments available-for-sale				50,057				66,411
				$89,730				$85,476

* At June 30, 2013 and March 31, 2013, approximately $1.3 million and $1.4 million of the estimated fair value presented were mortgage-backed securities, respectively.
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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	June 30, 2013				March 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$13,140	$—	$—	$13,140	$8,529	$—	$—	$8,529
Cash equivalents	25,378	1,155	—	26,533	9,508	1,028	—	10,536
U.S. Treasury securities and agency bonds	11,951	564	—	12,515	12,373	—	—	12,373
Corporate bonds	—	10,829	—	10,829	—	15,628	—	15,628
Mortgage-backed and asset-backed securities	—	4,472	—	4,472	—	4,003	—	4,003
Closed-end bond funds	18,911	—	—	18,911	27,215	—	—	27,215
Preferred stock	—	3,330	—	3,330	—	7,192	—	7,192
	$69,380	$20,350	$—	$89,730	$57,625	$27,851	$—	$85,476
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three months ended June 30, 2013 and 2012, respectively.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	June 30, 2013		March 31, 2013
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$7,497	$7,508	$9,205	$9,217
Mature in 1 – 2 years	17,140	17,147	19,843	20,040
Mature in 3 – 5 years	170	171	1,575	1,649
Mature after 5 years	2,644	2,990	962	1,098
	$27,451	$27,816	$31,585	$32,004
The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of June 30, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$4,514	$(12)	$—	$—	$4,514	$(12)
Corporate bonds	3,255	(9)	—	—	3,255	(9)
Mortgage-backed and asset-backed securities	1,780	(20)	25	—	1,805	(20)
Closed-end bond funds	5,795	(479)	415	(59)	6,210	(538)
	$15,344	$(520)	$440	$(59)	$15,784	$(579)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$300	$—	$—	$—	$300	$—
Corporate bonds	2,276	(2)	113	—	2,389	(2)
Mortgage-backed and asset-backed securities	647	(3)	—	(4)	647	(7)
Closed-end bond funds	—	—	6,991	(39)	6,991	(39)
	$3,223	$(5)	$7,104	$(43)	$10,327	$(48)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges for the three months ended June 30, 2013 and 2012, respectively. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of June 30, 2013 and March 31, 2013, the Company also had $4.1 million and $8.1 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

Warranty reserves:
The Company's products typically carry a one year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from the Company's estimates, additional warranty reserves could be required, which could reduce its gross margin.
The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Beginning balance	$220	$454
Charged to costs of revenues	(15)	130
Cost incurred	(2)	(137)
Ending balance	$203	$447

Interest income (expense), net (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Interest income	$468	$675
Net realized gain on short-term investments	3,198	1,004
	$3,666	$1,679

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

	Three Months Ended
	June 30,
	2013	2012
Net income (loss)	$10,857	$(23,390)
Shares used in net income (loss) per share computation:
Weighted average common shares outstanding, basic	69,360	62,409
Net effect of dilutive common share equivalents	874	—
Weighted average common shares outstanding, diluted	70,234	62,409
Basic net income (loss) per share	$0.16	$(0.37)
Diluted net income (loss) per share	$0.15	$(0.37)
The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 6.0 million and 10.4 million equivalent shares for the three months ended June 30, 2013 and 2012, respectively, have been excluded from the net income (loss) per share computation, as their impact would be anti-dilutive.
The effect of dilutive securities (comprised of options and restricted stock units) totaling 0.3 million shares for the three months ended June 30, 2012 have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company incurred a net loss in the period presented.
Total equivalent shares excluded from the net income (loss) per share computation are 6.0 million and 10.7 million for the three months ended June 30, 2013 and 2012, respectively.
4. RESTRUCTURING CHARGES
The Company recognizes restructuring costs related to asset impairment and exit or disposal activities. Costs relating to facilities closure or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable.

There were no new restructuring activity during the three months ended June 30, 2013 and 2012.
December 2012 Restructuring Program
In December 2012, the Company implemented a restructuring program to reorganize its operations and reduced its workforce by approximately 70 employees. The plan included eliminating job redundancies, reducing the Company's workforce and impairing an asset which related to the impairment of the unamortized value of a software intellectual property license, which the Company no longer intends to use to develop new products. The Company anticipates that the restructuring plan will reduce ongoing headcount expenses by approximately $8.0 million to $9.0 million annually and other additional operational expenses by $4.0 million to $5.0 million annually.
The restructuring activity during the three months ended June 30, 2013 relating to the December 2012 restructuring program is described below.

	Workforce Reduction	Asset Impairment	Total
Liability, March 31, 2013	$548	$—	$548
Restructuring charges	93	—	93
Cash payments	(334)	—	(334)
Liability, June 30, 2013	$307	$—	$307

5. VELOCE
On June 20, 2012 (the “Closing Date”), the Company completed its acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, (the “Merger Agreement”). Veloce has been developing specific technology for the Company.
The terms of the Merger Agreement include the payment of the total consideration, payable to holders of Veloce common stock options that were vested on the Closing Date and holders of Veloce common stock and stock equivalents (collectively “Veloce Equity Holders”), and to Veloce stock equivalents that have not yet been allocated to individuals (“Unallocated Veloce Units”). The Merger Agreement further provides for payments of additional merger consideration contingent upon the achievement of certain post-closing product development milestones relating to the Veloce development project.
The total estimated consideration to be paid is based upon the benchmarks achieved during simulations that were performed during the third quarter of fiscal 2013 and correlating of the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated consideration to be paid has been updated during fiscal 2013 from a previous estimated maximum of approximately $135 million to the contractual maximum of $178.5 million. Significant judgment is required in assessing when a performance milestone is probable of achievement and estimating the timing of when the performance milestones will be completed. The Company has completed the first and second performance milestones relating to the Veloce project as of June 30, 2013. The total consideration relating to the first and second performance milestone, excluding the value allocated to the Unallocated Veloce Units, in the amount of $135.8 million, has been fully recognized as research and development expense through June 30, 2013 compared to $62.7 million as of June 30, 2012. During the three months ended June 30, 2013 and 2012, as part of the above arrangement, the Company paid approximately $25.0 million and $12.7 million, respectively, in cash and issued approximately 1.4 million shares and 2.4 million shares, respectively, valued at approximately $10.0 million and $13.7 million, respectively.
The third and final performance milestone is currently not yet believed to be probable of attainment as of June 30, 2013.
The consideration that the Company will be obligated to pay will be allocated equally to each of the Veloce Equity Holders and the Unallocated Veloce Units. The Company is contractually required to distribute all Unallocated Veloce Units within a certain time period. During the three months ended June 30, 2013, the Company distributed an additional 0.5 million Unallocated Veloce units which had a related expense of $5.7 million. Veloce Equity Holders subject to vesting requirements will receive their distribution upon satisfaction of such vesting requirements.
For accounting purposes, the costs to be incurred in connection with the development milestones relating to Veloce is considered compensatory and is recognized as R&D expense. Recognition of these costs as expense will generally occur when certain development and performance milestones become probable of achievement and are deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs. As of June 30, 2013 there were 0.7 million Unallocated Veloce Units that had not been allocated.

Judgment is required in determining whether a performance milestone is probable of achievement, estimating the percentage of completion of the milestone, and the timing of when a performance milestone is expected to be completed. These determinations are based on discussions with internal technical personnel that address various qualitative and quantitative factors, including, but not limited to, overall complexity associated with the assessment, stage of development, progress made to date, results of testing, and consideration as to the nature of the remaining development work.
During the three months ended June 30, 2013 and 2012, total R&D expenses recognized were approximately $9.3 million and $2.3 million, respectively. Total R&D expenses expected to be recognized in connection with the first and second performance milestones is approximately $142.8 million, which includes the costs associated with the 0.7 million Unallocated Veloce Units that have not been expensed as these units have not been distributed as of June 30, 2013. Cumulative research and development expenses recognized in connection with the achievement of the first and second milestone through June 30, 2013 is $135.8 million. The Veloce accrued liability included on the Condensed Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock. Veloce consideration that has been accrued as of June 30, 2013, is classified as long-term if payments of the consideration is expected to occur beyond a 12 month period.

6. STOCKHOLDERS’ EQUITY
Preferred Stock
The Certificate of Incorporation allows for the issuance of up to two million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders. At June 30, 2013 there are no preferred shares outstanding.
Common Stock
At June 30, 2013, the Company had 375.0 million shares authorized for issuance and approximately 70.3 million shares issued and outstanding. At March 31, 2013, there were approximately 68.0 million shares issued and outstanding.
Employee Stock Purchase Plan
The Company had in effect the 1998 Employee Stock Purchase Plan (1998 Plan) under which 4.8 million shares of common stock was reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. In August 2012, the Company’s stockholders approved the proposal to reserve an additional 1.8 million shares under the 2012 Employee Stock Purchase Plan (2012 Plan). Upon adoption of the 2012 Plan, the 1998 Plan was terminated. Under the terms of the 2012 Plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended June 30, 2013 and 2012, no shares were issued under the 2012 plan. At June 30, 2013, 1.2 million shares were available for future issuance from the 2012 Plan.
Stock Repurchase Program
In August 2004, the Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company's common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board of Directors increased the stock repurchase program by $100.0 million. There were no stock repurchases during the three months ended June 30, 2013. During the three months ended June 30, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.3 million shares at a weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to the Company. As of June 30, 2013, the Company had $15.9 million available in its stock repurchase program.
The Company did not enter into any structured stock repurchase agreements during the three months ended June 30, 2013 and 2012.

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
During the three months ended June 30, 2013 and 2012, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.
Option activity under the Company’s stock incentive plans during the three months ended June 30, 2013 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	3,492	$10.26
Granted	40	7.35
Exercised	(30)	5.63
Forfeited	(333)	9.69
Outstanding at the end of the period	3,169	$10.32
Vested and expected to vest at the end of the period	3,163	$10.33
Vested at the end of the period	2,955	$10.40
At June 30, 2013, the weighted average remaining contractual term for options outstanding and vested is 3.3 years each.
The aggregate pretax intrinsic value of options exercised during the three months ended June 30, 2013 was approximately $0.1 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.
The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of June 30, 2013 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.68 - $ 7.60	617	3.76	$6.58	508	$6.45
7.61 - 7.93	692	3.09	7.67	692	7.67
7.94 - 12.07	830	4.06	10.07	755	9.98
12.08 - 14.23	634	3.03	12.75	604	12.78
14.24 - 23.56	396	1.83	17.43	396	17.43
$ 1.68 - $23.56	3,169	3.30	$10.32	2,955	$10.40

As of June 30, 2013, the aggregate pre-tax intrinsic value of options outstanding and exercisable was approximately $2.4 million and $2.2 million, respectively. The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $8.80 on June 30, 2013.
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
In November 2011 and February 2012, the Committee authorized additional 18-month performance-based RSU grants, or “Performance Retention Grants”, which are intended to incentivize superior performance and retain key employees. In May 2012, the Committee authorized 12-month Performance Retention Grants. Vesting for the Performance Retention Grants is subject to (i) the accomplishment of goals and objectives of the individual’s business unit and (ii) individual performance as measured by the accomplishment of individual goals and objectives. The 18-month RSU shares generally vest 2/3 after one year, with certain unearned amounts able to roll over to the subsequent vesting period, and 1/3 after 18 months. The 12-month RSU shares will have the opportunity to vest after 1 year. Unvested RSU shares remaining at the end of the program period will expire unvested. The Company evaluates the probability of achieving the goals and objectives and adjusts any RSU expense which is included in stock-based compensation expense. This program has concluded and no further grants will be made under this program.

In February 2012, Dr. Gopi was awarded 500,000 performance-based restricted stock units based on three underlying performance milestones. The value of these restricted stock units is $3.7 million. The award associated with each underlying milestone will vest only if the Company's performance milestones relating to the Veloce merger are satisfied; otherwise they will expire unvested. The Company evaluates the probability of achieving the milestones and recognizes expense accordingly. As of June 30, 2013, two of the performance milestones have been completed and the associated stock-based compensation expense has been recorded in the Company's consolidated financial statements.
In May 2013, the Committee authorized performance-based market stock units or "MSUs". The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the SPDR S&P Semiconductor Index ("Index”) over a two-year performance period (for half of the MSU award) and a three-year performance period (for the remaining half of the MSU award). The MSU's will vest between ranges of 0% and 150% based on the Company's relative TSR compared to the index. The MSUs will be valued using the Monte Carlo pricing model, which uses the Company's stock price, the Index value, expected volatilities of the Company's stock price and the index, correlation coefficients and risk free interest rates to determine the fair value.

In May 2013, the Committee authorized the short-term incentive compensation plan the(“FY2014 Short Term Plan”), that, if earned, would become payable on May 15, 2014. The FY 2014 Short Term Plan will pay-out based on FY 2014 revenue and non-GAAP earnings per share metrics. The award pay-outs for each corporate financial measure will range from 50% to 150% of the pre-established target level based on the Company's actual performance for fiscal 2014.

Restricted stock unit activity during the three months ended June 30, 2013 is set forth below (in thousands):

Restricted Stock Units Outstanding Number of Shares
Outstanding at the beginning of the year	6,444
Awarded	1,670
Vested	(1,247)
Cancelled	(483)
Outstanding at the end of the period	6,384
The weighted average remaining contractual term for the restricted stock units outstanding as of June 30, 2013 was 1.2 years.
As of June 30, 2013, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $56.2 million which includes performance based awards which are subject to milestone attainment. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $8.80 on June 30, 2013.
The aggregate pretax intrinsic value of RSUs released during the three months ended June 30, 2013 was $9.6 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
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

7. STOCK-BASED COMPENSATION
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
The fair value of the options granted during the three months ended June 30, 2013 and 2012 is estimated as of the grant date using the Black-Scholes option-pricing model assuming the weighted-average assumptions listed in the following table:

	Three Months Ended June 30,
	Employee Stock Options		Employee Stock Purchase Plans
	2013	2012	2013	2012
Expected life (years)	4.4	4.5	0.5	0.5
Risk-free interest rate	0.6%	0.7%	0.1%	0.1%
Volatility	49%	54%	50%	56%
Dividend yield	—	—	—	—
Weighted average fair value	$2.95	$2.47	$2.47	$2.40
The weighted average grant-date fair value per share of the restricted stock units awarded was $7.03 and $5.46 during the three months ended June 30, 2013 and 2012, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
Effective April 1, 2013, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.6% to 6.7% as a result of an increase rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The following table summarizes stock-based compensation expense related to stock options and restricted stock units (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Stock-based compensation expense by type of award
Stock options	$602	$1,488
Restricted stock units	3,124	6,120
Total stock-based compensation	3,726	7,608
Stock-based compensation (capitalized to)/expensed from inventory	(12)	81
Total stock-based compensation expense	$3,714	$7,689
The following table summarizes stock-based compensation expense as it relates to the Company’s condensed consolidated statement of operations (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Stock-based compensation expense by cost centers
Cost of revenues	$108	$180
Research and development	1,798	4,205
Selling, general and administrative	1,820	3,223
Total stock-based compensation	$3,726	$7,608
Stock-based compensation (capitalized to)/expensed from inventory	(12)	81
Total stock-based compensation expense	$3,714	$7,689
The amount of unearned stock-based compensation currently estimated to be expensed from now through fiscal 2016, including time and performance based awards that are expected to vest, at June 30, 2013 is $19.1 million. The weighted-average period over which the unearned stock-based compensation is expected to be recognized is approximately 1.8 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
The above stock based compensation expense of approximately $7.7 million for the three months ended June 30, 2012 does not include approximately $1.3 million of expense related to the acceleration of Veloce warrants. See Note 6 of Notes to Condensed Consolidated Financial Statements for further details relating to the Veloce warrants.
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
In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”) that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study the contamination and evaluate cleanup options at the Omega Site (the Operable Unit 1 or “OU1”). In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. As part of OU1, efforts to remediate the soil and groundwater at the Omega Site, including without limitation the extraction of chemical vapors from the soil in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2, and in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. In February 2013, OPOG submitted a good faith settlement offer to EPA, with settlement negotiations between the parties expected to continue in fiscal year 2014. It is anticipated that such settlement negotiations will result in EPA and OPOG entering into a remediation consent decree with the Court regarding OU2. OPOG is expected to vote in December 2013 on whether to retain legal counsel to pursue claims against other potentially responsible parties for the regional groundwater contamination.  In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In 2010, certain PRP’s challenged the criteria previously used to allocate liability among the PRP’s. In December 2011, an allocation committee established by OPOG to review those criteria recommended changes to the cost allocation structure that would, upon final approval, increase the Company’s overall share of liability within the PRP group. In addition, the departure of one or more PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. In January 2012, as a result of the allocation criteria modifications and PRP departure from OPOG described above, the Company’s proportional allocation of liability was increased. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.
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

•
Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2013. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto included in this quarterly report. All statements included or incorporated by reference in this quarterly report, for the three months ended June 30, 2013, other than statements or characterizations of historical fact, are forward-looking statements. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements.
These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership, anticipated market penetration for ARM-based cloud servers; the timing, anticipated features and benefits of, and our plans and strategy for, our X-Gene Server on a Chip products and development platform; our belief that our license for the ARM v8 will allow us to introduce new products into high growth markets where a combination of low power and high computational abilities are important; our strategy, including our focus on the development of products associated with our X-Gene architecture and our current connectivity investments in high growth 10G, 40G, 100G solutions while continuing to service the OTN and SONET/SDH market; the anticipated amount, form and timing of consideration to be paid in connection with our acquisition of Veloce, including our assessment of the timing and probability of achievement of milestones under the Veloce merger agreement, and related impact on our share dilution, research and development expense and operating results; our sales and marketing strategy; our expectations regarding adequacy of leased facilities; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property; our expectations as to expenses, liquidity and capital resources, including without limitation our expected sources and uses of cash and substantial need for additional financing; our gross margin and how we may try to offset reductions in gross margin; factors affecting demand for our products; our ability to attract and retain qualified personnel; our restructuring program and related expense; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.
The forward-looking statements are based on our current expectations, estimates and projections about our industry, management's beliefs, and other assumptions made by us. In addition, the forward-looking statements included below are based upon statements made by industry experts, analysts, and other third party sources. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part II, Item 1A, “Risk Factors” and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

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
In July 2013, the company announced its X-Weave family of products, designed to meet the needs of public cloud, private cloud and enterprise data centers. The X-Weave family of products span 100Gbps to 240 Gbps of connectivity with unique multi protocol features and high density.
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
Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world. As of June 30, 2013, our business had two reporting units, Computing and Connectivity.
Since the start of fiscal 2013, we have invested a total of $221.9 million in the Research and Development ("R&D") of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly-integrated solutions, and other products to expand and complete our portfolio of communications solutions including our ARM 64-bit based server product development. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and often result in significantly less demand for our products than was expected when the development work commenced.
Acquisition of Veloce
On June 20, 2012 (the “Closing Date”), the Company completed its acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, (the “Merger Agreement”). Veloce has been developing specific technology for the Company.
The terms of the Merger Agreement include the payment of the total consideration, payable to holders of Veloce common stock options that were vested on the Closing Date and holders of Veloce common stock and stock equivalents (collectively “Veloce Equity Holders”), and to Veloce stock equivalents that had not yet been allocated to individuals (“Unallocated Veloce Units”). During the three months ended June 30, 2013 and 2012, as part of the above arrangement, we paid approximately $25.0 million and $12.7 million in cash and issued approximately 1.4 million and 2.4 million shares valued at approximately $10.0 million and $13.7 million, respectively.
The total estimated consideration to be paid is based upon the benchmarks achieved during simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated consideration to be paid was updated during fiscal 2013 from a previous estimated maximum of approximately $135 million to the contractual maximum of $178.5 million. The consideration that we will be obligated to pay, will be payable upon completion of the respective performance milestones and can be settled in cash or the Company's common stock (or a combination of cash and stock), at the election of the Company.
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

As of June 30, 2013, the Company has completed the first and second performance milestones. The third and final performance milestone is currently not yet believed to be probable of attainment as of June 30, 2013.
Total R&D expenses expected to be recognized in connection with the first and second performance milestones is approximately $142.8 million, which includes the costs associated with the Unallocated Veloce Units. As of June 30, 2013, approximately 0.7 million Unallocated Veloce Units have not yet been allocated. Cumulative R&D expenses recognized in connection with the achievement of the first and second milestone through June 30, 2013 is $135.8 million. During the three months ended June 30, 2013 and 2012, expenses recognized in connection with the achievement of the first and second performance milestones was $9.3 million and $2.3 million, respectively. The Veloce accrued liability included on the Condensed Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock. Veloce consideration that has been accrued as of June 30, 2013 and 2012, is classified as long-term if payments of the consideration is expected to occur beyond a 12 month period.
Approximately$142.8 million of Veloce consideration is expected to be payable upon the attainment of the first two Veloce development and performance milestones and is expected to be paid over multiple quarters. As of June 30, 2013, $68.1 million has been paid and we expect that approximately an additional $40 million will be paid in cash and stock by September 30, 2013. The $68.1 million paid to date includes approximately $41.5 million in cash and the issuance of 4.4 million shares of common stock valued at approximately $26.6 million. Additional consideration may become payable if the third and final performance milestone is completed.
Summary Financials
The following tables present a summary of our results of operations for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$54,148	100.0%	$41,294	100.0%	$12,854	31.1%
Cost of revenues	22,342	41.3	18,355	44.4	3,987	21.7
Gross profit	31,806	58.7	22,939	55.6	8,867	38.7
Total operating expenses	24,556	45.3	47,891	116.0	(23,335)	(48.7)
Operating income (loss)	7,250	13.4	(24,952)	(60.4)	32,202	129.1
Interest and other income, net	3,795	7.0	1,762	4.3	2,033	115.4
Income (loss) before income taxes	11,045	20.4	(23,190)	(56.1)	34,235	147.6
Income tax expense	188	0.3	200	0.5	(12)	(6.0)
Net income (loss)	$10,857	20.1%	$(23,390)	(56.6)%	$34,247	146.4%
Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.
On a sell-through basis, excluding non-cancelable non-returnable inventory we had approximately 66 days of inventory in the distributor channel at June 30, 2013 as compared to 53 days at June 30, 2012. The increase in inventory days was primarily due to the timing of sell-through of distributor inventory and the buildup of inventory in the distributor channel for our newer products.
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
The portion of our business represented by connectivity revenues attributable to our OTN and 10 gigabit or faster Ethernet products and that is attributable to our SONET/SDH and Legacy Switch products for the three months ended June 30, 2013 and 2012 was 86% and 14% and 75% and 25%, respectively.
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
For these and other reasons, our net revenue and results of operations for the three months ended June 30, 2013 may not necessarily be indicative of future net revenue and results of operations.
Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Avnet (distributor)	38%	28%
Wintec (global logistics provider)	18%	18%
We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.

Net revenues by geographic region, which are primarily denominated in U.S. dollars, were as follows (in thousands):

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America*	$29,161	53.9%	$16,145	39.1%
Taiwan	3,074	5.7	5,100	12.4
Hong Kong	4,213	7.8	5,729	13.9
China*	745	1.4	532	1.3
Europe*	7,593	14.0	6,958	16.8
Japan	3,748	6.9	2,208	5.3
Malaysia	1,244	2.3	945	2.3
Singapore	3,041	5.6	2,403	5.8
Other Asia	977	1.8	906	2.2
Other	352	0.6	368	0.9
	$54,148	100.0%	$41,294	100.0%

*	Change in revenues was primarily due to improvements in customer demand and continuing geographic changes to macro-economic conditions.
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
The following table reconciles Adjusted EBITDA to the accompanying financial statements (in thousands):

	Three Months Ended
	June 30,
	2013	2012
Net Income(loss)	$10,857	$(23,390)
Adjustments to net income(loss):
Interest and other income, net	(776)	(673)
Stock-based compensation expense	3,714	7,689
Warrant expense	—	1,289
Amortization of purchased intangibles	296	1,329
Restructuring charges, net	93	—
Veloce accrued liability	9,255	2,325
Impairment of marketable securities*	(3,019)	(1,089)
Depreciation and amortization	2,624	2,805
Gain on sale of TPack	(19,699)	—
Other and income tax adjustment	186	67
Adjusted EBITDA	$3,531	$(9,648)

*	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.
We believe that Adjusted EBITDA is a useful supplemental measure of our operation’s performance because it helps investors evaluate and compare the results of operations from period to period by removing the accounting impact of the company’s financing strategies, tax provisions, depreciation and amortization, restructuring charges, stock based compensation expense, Veloce accrued liability, gain on sale of TPack and certain other operating items. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of the company’s control; they are unrelated to the ongoing operations of the business in the ordinary course; they are unusual or infrequent and the company does not expect them to occur in the ordinary course of business; or they are non-cash expenses.
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
We also assess the performance of our business on a non-GAAP basis, excluding the impact of expenditures relating to our X-Gene product development costs. Non-GAAP net income (loss) is derived by excluding certain items required by GAAP, such as stock-based compensation charges, amortization of purchased intangibles, Veloce accrued liability, restructuring charges, impairment of marketable securities, income taxes, and other one-time and/or non-cash items. In addition, when X-Gene product development related expenditures are excluded from the above, we derive the adjusted Non-GAAP income from our base business (“NGIBB”).

The following table reconciles GAAP net income (loss) to the NGIBB (in thousands except for per share data):

	Three Months Ended
	June 30,
	2013	2012
GAAP Net Income/(loss)	$10,857	$(23,390)
Adjustments:
Stock-based compensation expense	3,714	7,689
Warrant expense	—	1,289
Amortization of purchased intangibles	296	1,329
Restructuring charges, net	93	—
Veloce accrued liability	9,255	2,325
Impairment of marketable securities	(3,019)	(1,089)
Gain on sale of TPack	(19,699)	—
Other and income tax adjustment	(62)	420
Total GAAP to Non-GAAP adjustments	(9,422)	11,963

Non-GAAP net income (loss)	1,435	(11,427)
X-Gene product development costs*	14,528	11,730
NGIBB	$15,963	$303

Diluted non-GAAP proforma income (loss) per share	$0.23	$0.00

Shares used in calculating diluted non-GAAP proforma income per share	70,234	62,722
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
The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the orders will result in future revenues and the effect of changing lead times on bookings. Our book-to-bill ratio at June 30, 2013, March 31, 2013 and June 30, 2012 was 1.1, 0.7 and 1.2 respectively.
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
Investments
We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the three months ended June 30, 2013 and 2012, we did not record any other-than-temporary impairment charges. As of June 30, 2013, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $0.6 million as we believe that such unrealized losses are temporary. In addition, we also had $4.1 million in unrealized gains.
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
Upon assessing a performance milestone as probable of achievement, R&D expense is recognized based upon the estimated stage of development of that milestone and the estimated value associated with each performance milestone. The amount of R&D costs recognized in connection with the Veloce consideration excludes any value relating to Veloce common stock that has not been allocated to individuals. Payment of the Veloce consideration will occur based upon when a performance milestone is completed, and upon satisfaction of vesting requirements, if applicable. Significant judgment is required to estimate the total value of the Veloce development work, assess when a performance milestone is probable of achievement and estimating the timing of when the performance milestones will be completed. We rely on discussions with internal technical personnel and using various qualitative and quantitative factors, including, but not limited to, overall complexity, stage of development and progress made to date, results of testing, and consideration as to the nature of the remaining development work, to assess probability of attaining the performance milestones defined in the Merger Agreement. If based on our assessment we believe attainment of a performance milestone is probable, we will recognize expenses related to the estimated stage of development for the performance milestone, excluding the value relating to the Unallocated Veloce Units. As of June 30, 2013, the first and second performance milestones had been attained and the third and final performance milestone is currently not yet believed to be probable of attainment.
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
Total R&D expenses to be recognized relating to the completion of the first and second performance milestones is approximately $142.8 million of which approximately $135.8 million has been recognized through June 30, 2013. During the three months ended June 30, 2013 and 2012, expenses recognized in connection with first and second performance milestones were $3.3 million and $6.0 million, and $2.3 million and nil, respectively. See Note 5 to the Notes to Condensed Consolidated Financial Statements.
Inventory Valuation
Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by FASB ASC paragraph 330-10-35-14. To illustrate the sensitivity of inventory valuations to future estimates, as of June 30, 2013, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $1.7 million and increasing our future demand forecast to 18 months would increase our current inventory valuation by approximately $0.6 million.
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

Mask Costs
We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. We periodically reassess the estimated product production period for specific mask sets capitalized. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three months ended June 30, 2013 and 2012, total mask costs capitalized were $1.2 million and $1.9 million, respectively.
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
During the three months ended June 30, 2013, we have also granted Market Stock Units (“MSU”). The fair value of these grants was determined using the Monte Carlo model and considers the following inputs: the Company's stock price, the SPDR S&P Semiconductor Index value, expected volatilities of our stock price and the Index, correlation coefficients and risk free interest rates. Expense recognized relating to these grants is recorded ratably over the vesting term, net of estimated forfeitures.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2013 to the Three Months Ended June 30, 2012
Net Revenues. Net revenues for the three months ended June 30, 2013 and 2012 were $54.1 million and $41.3 million, representing an increase of 31.1%. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Computing	$26,492	48.9%	$22,438	54.3%	$4,054	18.1%
Connectivity	27,656	51.1	18,856	45.7	8,800	46.7
	$54,148	100.0%	$41,294	100.0%	$12,854	31.1%

During the three months ended June 30, 2013, our Computing revenues increased by 18.1% and our Connectivity revenues increased by 46.7 % compared to the same period last year. The overall revenue increase was spread across both the Computing and Connectivity product families. Our Computing revenues for the three months ended June 30, 2013 included a significant end-of-life order, compared to the quarter ended June 30, 2012. The increase in both Computing and Connectivity was a result of higher demand for our products due to overall improving macro conditions and improved demand for our connectivity products due to increasing capital expenditure spending on OTN and Ethernet in Telecom and Datacenter infrastructures.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three months ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$54,148	100.0%	$41,294	100.0%	$12,854	31.1%
Cost of revenues	22,342	41.3	18,355	44.4	3,987	21.7
	$31,806	58.7%	$22,939	55.6%	$8,867	38.7%

The gross profit percentage for the three months ended June 30, 2013 was 58.7% compared to 55.6% for the three months ended June 30, 2012. The increase in our gross profit percentage, excluding the impact of amortization of purchased intangibles, was 59.2% and 57.2%, respectively, for the three months ended June 30, 2013 and 2012, respectively. The increase in our gross profit percentage was primarily due to favorable product mix and higher overall revenues that have an impact on the absorption of fixed costs.
The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2013 and 2012 was $0.1 million and $0.7 million, respectively. The decrease during the three months ended June 30, 2013 and 2012 was primarily due to the impact of intangible assets written off due to the sale of TPack in April 2013, and certain purchased intangible assets being fully amortized during the fiscal year ended March 31, 2013 resulting in a lower amortization charge in the three months ended June 30, 2013.
Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/Decrease	% Change
Research and development	$34,506	63.7%	$34,771	84.2%	$(265)	(0.8)%
Selling, general and administrative	$9,526	17.6%	$12,470	30.2%	$(2,944)	(23.6)%
Research and Development. The decrease of 0.8% or $0.3 million of R&D expenses for the three months ended June 30, 2013 compared to the three months ended June 30, 2012, was mainly due to a reduction in personnel costs of $2.1 million, $0.6 million in direct project costs, $2.4 million reduction in stock compensation expense, warrant expense of $1.3 million in June 2012, offset by an increase of $7.0 million in Veloce related expenses.
Research and development expense recognized in connection with the Veloce consideration was $9.3 million and $2.3 million, during the three months ended June 30, 2013 and 2012. Refer to Note 5 to the Notes to Condensed Consolidated Financial Statements for further details relating to Veloce.
Selling, General and Administrative. The decrease in SG&A expenses of 23.6% or $2.9 million during the three months ended June 30, 2013, compared to the three months ended June 30, 2012 was mainly due to a $1.0 million reduction in personnel costs, $1.4 million reduction in stock compensation expense and $0.3 million reduction in sales commissions.
Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2013 and 2012, which was included in the tables above (dollars in thousands):

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/Decrease	% Change
Costs of revenues	$96	0.2%	$261	0.6%	$(165)	(63.2)%
Research and development	1,798	3.3	4,205	10.2	(2,407)	(57.2)
Selling, general and administrative	1,820	3.4	3,223	7.8	(1,403)	(43.5)
	$3,714	6.9%	$7,689	18.6%	$(3,975)	(51.7)%
The decrease in stock-based compensation of 51.7% during the three months ended June 30, 2013 compared to the three months ended June 30, 2012 was primarily due to the effect of the expense that was recorded relating to our Performance Retention Grants during the three months ended June 30, 2012. Stock-based compensation expense will continue to have a potentially significant adverse impact on our reported results of operations, although it will have no impact on our overall cash flows.
Interest and Other Income, net. The following table presents interest and other income (expense), net for the three months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended June 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Interest income (expense), net	$3,666	6.8%	$1,679	4.1%	$1,987	118.3%
Other income (expense), net	$129	0.2%	$83	0.2%	$46	55.4%

Interest Income (Expense), net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The increase in interest income, net for the three months ended June 30, 2013 as compared to the three months ended June 30, 2012 was primarily due to realized gains from the sale of short-term investments and marketable securities which was partially offset by lower interest income due to our lower cash, cash equivalents and short-term investments available-for-sale balances.

FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2013, our principal source of liquidity consisted of $89.7 million in cash, cash equivalents and short-term investments which is approximately $1.28 per share of outstanding common stock as compared to $1.26 per share at March 31, 2013. Working capital, defined as net current assets minus net current liabilities, as of June 30, 2013 was $67.6 million. Total cash, cash equivalents, and short-term investments increased by $4.3 million during the three months ended June 30, 2013, primarily due to net proceeds from the sale of TPack of $29.5 million, proceeds from stock issuance of $0.2 million offset by cash used for operations of $17.8 million, purchase of property and equipment of $0.3 million, the funding of restricted stock units withheld for taxes of $2.4 million and a decline in net unrealized gains of $4.5 million. At June 30, 2013, we had contractual obligations not included on our balance sheet totaling $70.3 million, primarily related to facility leases, IP licenses, engineering design software tool licenses, non-cancelable inventory purchase commitments and liabilities for uncertain tax positions.
For the three months ended June 30, 2013, we used $17.8 million of cash in our operations compared to $20.5 million used for our operations for the three months ended June 30, 2012. Our net income of $10.9 million for the three months ended June 30, 2013 included $15.9 million of non-cash items consisting of $2.6 million of depreciation, $0.3 million of amortization of purchased intangibles, $3.7 million of stock-based compensation, $9.3 million of additional Veloce compensation cost. Our net loss of $23.4 million for the three months ended June 30, 2012 included $14.9 million of non-cash charges consisting of $2.4 million of depreciation, $1.3 million of amortization of purchased intangibles and $9.0 million of stock-based compensation and $2.3 million of additional Veloce compensation cost offset by a $0.1 million reduction to the estimated fair value of our contingent consideration. The remaining change in operating cash flows for the three months ended June 30, 2013 primarily reflected increases in accounts receivable, accounts payable, accrued payroll and other accrued liabilities, and decreases in inventories, other assets, Veloce accrued liability and deferred revenue. Our overall quarterly days sales outstanding was 48 days and 39 days for the three months ended June 30, 2013 and March 31, 2013, respectively. Increase in the revenues generated during the last month of the quarter ended June 30, 2013 as compared to the same period for the quarter ended March 31, 2013 was the primary reason for the increase in our days' sales outstanding.

We provided $41.0 million in cash from our investing activities during the three months ended June 30, 2013, compared to providing $10.9 million during the three months ended June 30, 2012. During the three months ended June 30, 2013, we used $0.3 million for the purchase of property and equipment, and provided $29.5 million for the proceeds from the sale of TPack and net proceeds of $11.8 million from short-term investment activities. During the three months ended June 30, 2012, we generated $9.9 million for net short-term investment activities offset by $5.6 million for the purchase of property and equipment and $6.6 million from proceeds of strategic investments.
We used $2.6 million in cash for our financing activities during the three months ended June 30, 2013, compared to providing $2.2 million during the three months ended June 30, 2012. The major financing use of cash for the three months ended June 30, 2013 was restricted stock units withheld for taxes of $2.4 million and other uses of cash of $0.4 million offset by proceeds from the issuance of common stock of $0.2 million. The major financing use of cash for the three months ended June 30, 2012 was $0.7 million for the repurchase of common stock, and $0.2 million for restricted stock units withheld for taxes, offset by $3.3 million in proceeds from the issuance of common stock.
Sale of TPack
During the quarter ended June 30, 2013, the Company completed the sale of TPack and certain specified intellectual property assets owned by the Company related to TPack's business for an aggregate consideration of $33.5 million, net of working capital adjustments. During the quarter, the Company received a cash payment of $30.2 million. The remaining value of the transaction of $3.3 million has been held back by the buyer until March 2014 to secure the Company's indemnification obligations subject to and in accordance with the terms of the purchase agreement. In connection with this sale, the Company recorded a gain of $19.7 million for the three months ended June 30, 2013. Refer to Note 2 of the Notes to the Condensed Consolidated Financial Statements for details.
Acquisition of Veloce
On June 20, 2012 (the “Closing Date”), we completed our acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, (the “Merger Agreement”). Veloce has been developing specific technology for the Company.

The terms of the Merger Agreement include the payment of the total consideration, payable in shares of Company common stock and/or cash (at our election) to the holders of Veloce common stock, Veloce stock options that were vested on the Closing Date, and Veloce stock equivalents (collectively “Veloce Equity Holders”), and to Veloce stock equivalents that have not yet been allocated to individuals (“Unallocated Veloce Units”).
During the three months ended June 30, 2013 and 2012, as part of the above arrangement, we paid approximately $25.0 million and $12.7 million, respectively, in cash and issued approximately 1.4 million shares and 2.4 million shares, respectively, valued at approximately 10.0 million and $13.7 million, respectively.

Payment of the remaining Veloce consideration will occur based upon when each performance milestone is completed and when satisfaction of vesting requirements, if applicable, are met. As of June 30, 2013, the first two performance milestones were completed, and the third and final performance milestone was not yet believed to be probable of attainment as of June 30, 2013.
Approximately $142.8 million of Veloce consideration is expected to be payable upon the attainment of the first two Veloce development and performance milestones and is expected to be paid over multiple quarters. As of June 30, 2013, $68.1 million has been paid and we expect that an additional $40.0 million is expected to be paid by September 30, 2013. The $68.1 million paid to date includes approximately $41.5 million in cash and the issuance of 4.4 million shares of common stock valued at approximately $26.6 million. Additional consideration may become payable if we are able to complete the third and final performance milestone. The Veloce accrued liability included on the Condensed Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock.

The total estimated value of the Veloce merger consideration is based on the Company achieving certain performance benchmarks defined under the Merger Agreement within a certain time period. We performed various simulations during the third quarter of fiscal 2013. The results of the simulations exceeded expectations for certain of the benchmarks defined under the Merger Agreement, and as a result the estimated maximum value of the Veloce merger consideration was increased from approximately $135.0 million to the contractual maximum of $178.5 million, based on the Company's current expectations regarding the achievement of such product development milestones. As such, the total estimated value of the Veloce merger consideration has been updated to be in the range of $135.8 million to $178.5 million, depending upon the actual achievement of the product development milestones and technical performance results. The consideration that we will be obligated to pay, will be payable upon completion of the respective performance milestones, the issuance of the remaining Veloce stock equivalents and any vesting requirements, if applicable, and can be settled in cash or the Company's common stock, at the election of management.

Liquidity
We currently believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect to satisfy the Veloce-related payment obligations using a combination of cash and the issuance of shares of common stock. We expect our resources to be sufficient to make the above described Veloce-related payments while maintaining adequate cash to run our operations. In April 2013, we completed the sale of our wholly owned subsidiary, TPack A/S, for an aggregate consideration of $33.5 million, payable in cash. In connection with the closing, we received a cash payment of $30.2 million.
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
Stock Repurchase Program
In August 2004, the Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company's common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board of Directors increased the stock repurchase program by $100.0 million. There were no stock repurchases during the three months ended June 30, 2013. During the three months ended June 30, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.3 million shares at weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to the Company. As of June 30, 2013, the Company had $15.9 million available in its stock repurchase program.
The Company did not enter into any structured stock repurchase agreements during the three months ended June 30, 2013 and 2012.
Other
Our aggregate fixed commitments payable over the next four years for operating leases, licensing fees relating to our R&D efforts, including our licensed IP, technology, product design, test and verification tools, are approximately $27.0 million. These amounts are also included in the table below.
The following table summarizes our contractual operating leases and other purchase commitments as of June 30, 2013 (in thousands):

	Operating Leases	Other Purchase Commitments		Total
Fiscal Years Ending March 31, 2014	$1,266	$57,551	*	$58,817
2015	929	6,305		7,234
2016	216	3,971		4,187
2017	39	14		53
Total minimum payments	$2,450	$67,841		$70,291

*
Includes liability for uncertain tax positions of $43.4 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as at June 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, commercial paper, mortgage-backed and asset backed securities, and closed-end bond funds, with credit ratings as specified in our investment policy. We also have invested in preferred stocks, which pay quarterly fixed rate dividends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values.
We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2013, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $50.1 million and a cost basis of $46.6 million Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2013 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of June 30, 2013	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$48,528	$51,461	$50,770	$50,057	$49,262	$48,528	$52,116
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
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the three months ended June 30, 2013. Gains and losses are recognized in income or expenses in the condensed consolidated statements of operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and our Vice President, Controller and Chief Accounting Officer, acting as the Company's Principal Financial Officer on an interim basis, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and our Vice President, Controller and Chief Accounting Officer, acting as the Company's Principal Financial Officer on an interim basis, concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth under Note 8 of Notes to the Condensed Consolidated Financial Statements, included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 11, 2013.
*Our liquidity may deteriorate based on our future uses of cash
Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if we decide to pay for the remainder of the Veloce acquisition consideration using a greater proportion of cash, instead of our common stock, than is currently anticipated, or if our normal operations require us to expend more cash than anticipated. As a result of any of the above, we may be faced with liquidity issues and could elect or be required to pursue various options to raise additional capital or generate cash. There can be no assurance that any of the options that we currently believe to be available will be viable in the future on commercially reasonable terms or at all.
During the three months ended June 30, 2013 and 2012, our cash used in operating activities was approximately $17.8 million and $20.5 million, respectively.
If we are unable to timely develop new products or new versions of products to replace our current products, our operating results and competitive position will be materially harmed.
Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors could render our existing products less competitive or obsolete. Accordingly, our ability to compete in the future will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition will be negatively affected. In particular, our inability to productize our X-GeneTM Server on a ChipTM solution and related products in a timely manner would have a material adverse effect on our financial results and condition.

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
*Our significant investment in Veloce may not result in the successful development and commercialization of new technologies or products.
In June 2012, we completed the acquisition of Veloce under a merger agreement we entered into with Veloce in May 2009, as amended in November 2010 and April 2012. Pursuant to the merger agreement, the purchase price is estimated to be in the range of $135.8 million up to $178.5 million, depending upon the achievement and timing of multiple post-closing product development milestones and technical performance results. At this time, the eventual outcome of such milestones and performance results is not determinable and as such, we are unable to provide a narrower range for the estimated total merger consideration. We will update the range in the future when additional relevant information is available.
Even after the successful completion of the acquisition of Veloce as described above, we may fail to appropriately sustain the integration of the Veloce personnel and operations with that of the Company. The departure from the Company of one or more Veloce management or engineering personnel could materially adversely affect our product development efforts for X-Gene and next-generation products. Although we have spent considerable time and resources in the developmental effort, eventually we may be unsuccessful in developing, marketing and selling the products that are described in the merger agreement, in which case our investment in Veloce would not bear any significant value to our business and would have a material adverse impact on our financial results and condition.
*If we issue additional shares of stock in the future, it may have a dilutive effect on our stockholders.
We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions (including, without limitation, discharging our remaining purchase price obligations in the Veloce acquisition) through the use of stock, adopting additional equity incentive plans and raising equity capital. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. During the second quarter of fiscal 2014, we expect to issue approximately 2.4 million additional shares of our common stock as part of the Veloce acquisition consideration. Thereafter, we have the ability to issue up to approximately 6.1 million additional shares of our common stock as Veloce acquisition consideration without obtaining stockholder approval. In the event stockholder approval is required but not obtained, we likely will be forced to use a greater portion of our cash than currently anticipated in order to satisfy our Veloce payment obligations. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, and our available cash balances and liquidity requirements as of such dates, none of which are determinable at this time.
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
Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. This risk is substantially higher with respect to the anticipated manufacture of our new X-Gene products at 40 nanometers and smaller geometries such as 28 nanometers. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.
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
Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs and such restructuring activities are likely to continue. In particular, in December 2012, we implemented a Board-approved restructuring plan that resulted in an aggregate reduction in force of approximately 10% of our employee headcount. Additional reductions in force and senior level employee replacements are likely to occur as we continue to realign our business organization, operations and product lines. Employees whose positions were or will be eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation, increase our expenses, increase the work load placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any additional restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities or remain competitive.
We may experience difficulties in transitioning to smaller geometry processes or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.
Currently, we are shipping samples of our X-Gene 40 nanometer product and we have a 28 nanometer version of the product under development. As smaller line width geometry processes become more prevalent, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to increasingly smaller geometries. This transition will require us to redesign certain products and will require us and our foundries to migrate to new manufacturing processes for our products.
We may not be able to achieve higher levels of design integration or deliver new integrated products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. We have designed IC products, such as X-Gene, to be manufactured at 40 nanometer process technologies and are currently developing the next generation of X-Gene to be manufactured at 28 nanometers. We have in the past experienced difficulties in shifting to smaller geometry process technologies and new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to smaller geometries is inherently more expensive and as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face similar difficulties, delays and expenses with respect to the 28 nanometer version of X-Gene and as we continue to transition our other IC products to smaller geometry processes and at competitive pricing. We are dependent on our relationships with our foundries to transition to smaller geometry processes successfully and at competitive pricing. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition and at competitive pricing, our business, financial condition and results of operations could be materially and adversely affected.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Our portfolio primarily includes fixed income securities, closed end bond funds, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices may have an unfavorable impact on our portfolio and may cause us to record impairment charges to our earnings. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges of our short term investments and marketable securities. During the fiscal quarter ended June 30, 2013 , we did not record any other-than-temporary impairment charges. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize impairments in the fair value of our investments.
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

•	changes in the mix of product orders;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies, including without limitation our X-Gene products, on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers' products, including without limitation failure of X-Gene to be commercially accepted at the levels we anticipate;

•	risks associated with our or our customers' dependence on third-party manufacturing and supply relationships;

•	increases in the costs of mask sets and products or the discontinuance of products, services or components by our suppliers;

•	the amounts and timing of meeting the specifications and expense recovery on non-recurring engineering projects;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in R&D;

•	the product lifecycle and recoverability of architectural licenses, technology access fees and mask set costs;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	the impact of potential one-time charges related to purchased intangibles;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	the effects of changes in accounting standards; and

•	the availability of ecosystem partners.
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
Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns business. We measure turns business at the beginning of a quarter based on the orders needed to meet the shipment forecasts that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns business correlates to overall semiconductor industry conditions and product lead times. Because turns business is difficult to predict, varying levels of turns business make our net sales more difficult to forecast. If we do not achieve a sufficient level of turns business in a particular quarter relative to our revenue forecasts, our revenue and operating results may suffer.
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

*Our business is dependent on selling to distributors and any disruption in their operations could materially harm our business
Sales to distributors accounted for approximately 58% of our revenues for the three months ended June 30, 2013. Our largest distributor accounted for approximately 38% of our revenues for the three months ended June 30, 2013 . We do not have long-term agreements with our distributors and either party can terminate the relationship with little advance notice.
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
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended
	June 30,
	2013	2012
Avnet (distributor)	38%	28%
Wintec (global logistics provider)	18%	18%

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
Increasing lead times from our suppliers cause us to make commitments for inventory purchases earlier in our production cycle which in turn increases our risk of having excess inventory. In addition, from time to time some of our suppliers deliver to us based on allocations which in turn causes us to increase our inventory levels. We must balance our inventory levels between the risk of losing a significant customer to a competitor because we cannot meet our customer's requirements and the risk of having excess inventory if a significant order is cancelled.
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
*Our business strategy contemplates the potential acquisition of other companies, products and technologies, as well as the divestitures of subsidiaries or operations that no longer are material to our core business. Merger and acquisition activities involve numerous risks and we may not be able to conduct these activities successfully without substantial expense, delay or other operational or financial problems that could disrupt our business and harm our results of operations and financial condition.

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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the past slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. Additionally, the past deterioration in market values has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At June 30, 2013, we had $11.7 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.
In April 2013, we completed the sale of 100% of the issued and outstanding shares of TPack A/S, a limited liability company organized under the laws of Denmark and a wholly-owned subsidiary of the Company, and certain specified intellectual property assets owned by the Company related to TPack's business for an aggregate consideration of $33.5 million, payable in cash. In connection with the closing, the Company received a cash payment of $30.2 million. The remaining cash payment of $3.3 million of the aggregate consideration will be held back until March 31, 2014 to secure the Company's indemnification obligations. Refer to Footnote 12 to Notes to Consolidated Financial Statements in our Form 10-K and Footnote 2 of the notes to the condensed consolidated financial statements of our form 10-Q for the quarter ended June 30, 2013 for details of the sale.
In January 2013, we sold certain assets relating to our active optical technology platform to Volex Plc for a purchase price of approximately $2 million. Pursuant to the asset sale, AppliedMicro and Volex will share ownership of the associated active optical patent portfolio and are expected to collaborate on certain next-generation optical interconnect products and solutions.
In June 2012, we acquired Veloce for an initial consideration of $60.4 million with additional consideration payable based upon the achievement and timing of multiple post-closing product development milestones and technical performance results. Pursuant to the merger agreement, the purchase price is currently estimated to be in the range of $135.8 million up to $178.5 million, depending upon the actual achievement of such milestones and performance results. At this time, the eventual outcome of one milestone is not determinable and, as such, we are unable to provide a narrower range for the estimated total merger consideration. We will update the range in the future when additional relevant information is available.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of June 30, 2013 the unrealized losses on these securities that were not previously written down as an other-than-temporary impairment charge were approximately $579,000, of which substantially the entire amount has been at an unrealized loss for less than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
In August 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (“Dodd-Frank”), the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals,” regardless of their actual country of origin) in their products. These new requirements will require companies to investigate, disclose and report whether or not such metals originated from the Democratic Republic of Congo or adjoining countries. In July

2013, the U.S. Court of Appeals for the District of Columbia rejected a challenge to the conflict minerals rules that had been brought in October 2012 by the National Association of Manufacturers and the U. S. Chamber of Commerce. In January 2013, the SEC's conflicts minerals disclosure rules became effective, requiring companies to make their first conflict minerals disclosures on or before May 31, 2014 for the 2013 calendar year. We are currently evaluating the disclosure requirements in order to comply with these disclosures, if any, within the prescribed time frame.
In the semiconductor industry, these minerals are most commonly found in gold and other metals. As there may be only a limited number of suppliers offering “conflict free” metals, we cannot be sure that our contract manufacturers and other suppliers will be able to obtain necessary metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify that the metals used in our products are “conflict free.” Some customers may choose to disqualify us as a supplier and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
    None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(4)	Specimen Stock Certificate.

10.76	Shiva Natarajan Interim Chief Financial Officer Agreement

10.77	Robert Gargus Separation Agreement

10.78	Robert Gargus Advisory Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
Date: August 8, 2013

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ SHIVA K. NATARAJAN
Shiva K. Natarajan
Vice President and Interim Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

ITEM 6.	EXHIBITS

3.1(1)	Amended and Restated Certificate of Incorporation of the Company.

3.2(2)	Amended and Restated Bylaws of the Company.

3.3(3)	Certificate of Amendment of Amended and Restated Certificate of Incorporation of the Company.

4.1(4)	Specimen Stock Certificate.

10.76	Shiva Natarajan Interim Chief Financial Officer Agreement

10.77	Robert Gargus Separation Agreement

10.78	Robert Gargus Advisory Services Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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