Form 10-Q
period 2013-09-30
APPLIED MICRO CIRCUITS CORP
filed 2013-11-05
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 31, 2013, 73,858,343 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2013	March 31, 2013
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$27,908	$19,065
Short-term investments-available-for-sale	48,060	66,411
Accounts receivable, net	26,707	24,575
Inventories	12,795	12,900
Other current assets	19,395	17,998
Total current assets	134,865	140,949
Property and equipment, net	33,992	34,391
Goodwill	11,425	13,183
Purchased intangibles	229	11,991
Other assets	8,650	10,866
Total assets	$189,161	$211,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,397	$17,650
Accrued payroll and related expenses	5,310	6,158
Veloce accrued liability	58,251	78,082
Other accrued liabilities	13,064	10,730
Deferred revenue	743	1,469
Total current liabilities	93,765	114,089
Veloce and other non-current liabilities	1,635	15,787
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at September 30, 2013 and March 31, 2013
Issued and outstanding shares — 73,733 at September 30, 2013 and 67,952 at March 31, 2013	737	680
Additional paid-in capital	5,965,922	5,926,630
Accumulated other comprehensive loss	(6,302)	(737)
Accumulated deficit	(5,866,596)	(5,845,069)
Total stockholders’ equity	93,761	81,504
Total liabilities and stockholders’ equity	$189,161	$211,380
Note: Amounts have been derived from the March 31, 2013 audited consolidated financial statements.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net revenues	$55,387	$46,324	$109,535	$87,618
Cost of revenues	21,397	20,561	43,739	38,916
Gross profit	33,990	25,763	65,796	48,702
Operating expenses:
Research and development	56,550	34,383	91,056	69,154
Selling, general and administrative	9,146	13,531	18,672	26,001
Gain on sale of TPack	—	—	(19,699)	—
Amortization of purchased intangible assets	62	601	192	1,251
Restructuring charges, net	999	—	1,092	—
Total operating expenses	66,757	48,515	91,313	96,406
Operating loss	(32,767)	(22,752)	(25,517)	(47,704)
Interest income (expense), net	488	745	4,154	2,424
Other income (expense), net	88	90	217	173
Loss before income taxes	(32,191)	(21,917)	(21,146)	(45,107)
Income tax expense (benefit)	192	(360)	380	(160)
Net loss	$(32,383)	$(21,557)	$(21,526)	$(44,947)
Basic and diluted net loss per share	$(0.45)	$(0.33)	$(0.30)	$(0.71)
Shares used in calculating basic and diluted net loss per share	72,610	64,947	70,985	63,678
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(32,383)	$(21,557)	$(21,526)	$(44,947)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments	(696)	1,358	(5,225)	855
Loss on foreign currency translation	(151)	(6)	(340)	(122)
Other comprehensive gain (loss), net of tax:	(847)	1,352	(5,565)	733
Total comprehensive loss	$(33,230)	$(20,205)	$(27,091)	$(44,214)
* The amounts reclassified from accumulated other comprehensive loss and recorded in interest income (expense), net in the Condensed Consolidated Statement of Operations relating to short term investments were zero and $3.3 million for the three and six months ended September 30, 2013, respectively, and $0.2 million and $1.2 million for the three and six months ended September 30, 2012, respectively. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for additional details.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 30,
	2013	2012
Operating activities:
Net loss	$(21,526)	$(44,947)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	5,283	4,905
Amortization of purchased intangibles	358	2,609
Stock-based compensation expense:
Stock options	1,336	2,172
Restricted stock units	6,212	13,151
Warrants	—	1,289
Veloce accrued liability	39,739	4,650
Acquisition related adjustment	—	(133)
Gain on sale of TPack	(19,699)	—
Net loss on disposals of property, equipment and other assets	27	3
Non-cash restructuring costs	298	—
Tax effect on other comprehensive income	—	(565)
Changes in operating assets and liabilities:
Accounts receivable	(2,366)	8,391
Inventories	105	4,807
Other assets	(159)	(2,735)
Accounts payable	(1,943)	(4,293)
Accrued payroll and other accrued liabilities	1,810	(1,819)
Veloce accrued liability	(44,240)	(14,814)
Deferred revenue	(594)	(918)
Net cash used for operating activities	(35,359)	(28,247)
Investing activities:
Proceeds from sales and maturities of short-term investments	21,303	24,868
Purchases of short-term investments	(8,177)	(15,361)
Proceeds from sale of property, equipment and other assets	20	—
Purchase of property, equipment and other assets	(2,023)	(7,606)
Proceeds from sale of strategic equity investment	1,286	7,146
Purchases of strategic equity investment	—	(500)
Proceeds from the sale of TPack, net	29,498	—
Net cash provided by investing activities	41,907	8,547
Financing activities:
Proceeds from issuance of common stock	4,439	5,359
Proceeds from employee stock purchase plan	2,497	—
Funding of restricted stock units withheld for taxes	(4,079)	(313)
Repurchase of common stock	—	(654)
Payment of contingent consideration	—	(485)
Other	(562)	(280)
Net cash provided by financing activities	2,295	3,627
Net increase (decrease) in cash and cash equivalents	8,843	(16,073)
Cash and cash equivalents at beginning of year	19,065	28,065
Cash and cash equivalents at end of period	$27,908	$11,992
Supplementary cash flow disclosures:
Income taxes	$379	$197
Common stock issued for Veloce merger consideration	$29,041	$14,842
See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include all the accounts of AppliedMicro (the "Company") and its wholly-owned subsidiaries including Veloce Technologies Inc. (“Veloce”), which was consolidated in prior accounting periods prior to its merger with the Company, as a variable interest entity (“VIE”) since the Company was determined to be its primary beneficiary. On June 20, 2012, the Company completed the acquisition of Veloce which became a wholly owned subsidiary of the Company as of this date. See Note 4, Veloce, to the Condensed Consolidated Financial Statements. All significant intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

•	capitalized mask sets including its useful lives, which affects cost of goods sold and property and equipment or Research and Development ("R&D") expenses, if not capitalized;

•	inventory valuation, warranty liabilities and revenue reserves, which affects cost of sales, gross margin, and revenues;

•	allowance for doubtful accounts, which affects operating expenses;

•	unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income (expense), net;

•	valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles, impairments of goodwill and apportionment of goodwill related to divestitures;

•
Veloce accrued liability which considers: (i) estimating the total value of the expected Veloce consideration, (ii) determining the stage at which a milestone is deemed to be probable of attainment, (iii) the estimated progress towards achieving the milestone at the time such milestone was deemed probable of achievement and (iv) estimating the approximate timing of the expected completion of the milestones and related payments;

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

In July 2013, the FASB issued Accounting Standards Update 2013-11 amending Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the condensed consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013;

however, early adoption and retrospective application are permitted. The Company does not expect the adoption of these amendments to have a significant impact on the Company’s Condensed Consolidated Financial Statements.

2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable:

	September 30, 2013	March 31, 2013
	(In thousands)
Accounts receivable	$27,165	$25,278
Less: allowance for bad debts	(458)	(703)
	$26,707	$24,575

Inventories:

	September 30, 2013	March 31, 2013
	(In thousands)
Finished goods	$5,802	$7,247
Work in process	4,778	4,098
Raw materials	2,215	1,555
	$12,795	$12,900

Other current assets:

	September 30, 2013	March 31, 2013
	(In thousands)
Prepaid expenses	$12,321	$13,762
Executive deferred compensation assets	1,075	693
Deposits	652	828
Receivable from sale of strategic investment and TPack	3,353	1,331
Other	1,994	1,384
	$19,395	$17,998

Property and equipment:

	Useful Life	September 30, 2013	March 31, 2013
	(In years)	(In thousands)
Machinery and equipment *	5-7	$44,900	$40,063
Leasehold improvements	1-15	11,480	14,202
Computers, office furniture and equipment	3-7	43,845	43,485
Buildings	31.5	2,756	2,756
Land	—	9,800	9,800
		112,781	110,306
Less: accumulated depreciation and amortization		(78,789)	(75,915)
		$33,992	$34,391

* Includes capitalized mask costs.

Goodwill and purchased intangibles:
Goodwill is as follows:

	September 30, 2013	March 31, 2013
	(In thousands)
Goodwill	$11,425	$13,183

The reduction in Goodwill of $1.8 million relates to the sale of TPack. Please refer to Note 8, Sale of TPack A/S, to the Condensed Consolidated Financial Statements for details.
Purchase-related intangibles were as follows:

	September 30, 2013				March 31, 2013
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$425,000	$(425,000)	$—	—	$441,300	$(431,771)	$9,529	3.5
Customer relationships	6,330	(6,101)	229	0.9	12,830	(10,507)	2,323	2.1
Patents/core technology rights/tradename	62,306	(62,306)	—	—	63,206	(63,067)	139	0.3
	$493,636	$(493,407)	$229		$517,336	$(505,345)	$11,991
During the quarter ended June 30, 2013, $11.4 million of purchased intangibles were written off pursuant to the sale of TPack. Please refer to Note 8, Sale of TPack A/S, to the Condensed Consolidated Financial Statements for further discussion.
As of September 30, 2013, the estimated future amortization expense of purchased intangible assets to be charged to operating expenses was as follows (in thousands):

Operating Expenses
Fiscal Years Ending March 31,
2014 (remainder of year)	$125
2015	104
2016 and thereafter	—
Total	$229

Other assets:

	September 30, 2013	March 31, 2013
	(In thousands)
Non-current portion of prepaid expenses	$5,650	$7,866
Strategic investments	3,000	3,000
	$8,650	$10,866

Other accrued liabilities:

	September 30, 2013	March 31, 2013
	(In thousands)
Employee related liabilities	$2,168	$2,236
Executive deferred compensation	1,310	1,284
Income taxes	1,127	903
Professional fees	3,977	3,840
Other	4,482	2,467
	$13,064	$10,730

Strategic Investments
The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and in which the Company does not have the ability to exercise significant influence are carried at cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s Condensed Consolidated Balance Sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the six months ended September 30, 2013 and 2012, the Company did not record any other-than-temporary impairment charges of its strategic investments and invested zero and $0.5 million, respectively, in non-marketable equity investments and these amounts are carried at cost.

Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	September 30, 2013				March 31, 2013
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$20,652	$—	$—	$20,652	$8,529	$—	$—	$8,529
Cash equivalents	7,256	—	—	7,256	10,536	—	—	10,536
U.S. Treasury securities and agency bonds	12,400	12	2	12,410	12,363	10	—	12,373
Corporate bonds	11,927	45	1	11,971	15,567	63	2	15,628
Mortgage-backed and asset-backed securities*	4,144	339	25	4,458	3,655	355	7	4,003
Closed-end bond funds	14,374	2,120	530	15,964	21,914	5,340	39	27,215
Preferred stock	2,406	851	—	3,257	4,878	2,314	—	7,192
	$73,159	$3,367	$558	$75,968	$77,442	$8,082	$48	$85,476
Reported as:
Cash and cash equivalents				$27,908				$19,065
Short-term investments available-for-sale				48,060				66,411
				$75,968				$85,476

* At September 30, 2013 and March 31, 2013, approximately $1.2 million and $1.4 million of the estimated fair value presented were mortgage-backed securities, respectively.
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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	September 30, 2013				March 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$20,652	$—	$—	$20,652	$8,529	$—	$—	$8,529
Cash equivalents	7,156	100	—	7,256	9,508	1,028	—	10,536
U.S. Treasury securities and agency bonds	11,951	459	—	12,410	12,373	—	—	12,373
Corporate bonds	—	11,971	—	11,971	—	15,628	—	15,628
Mortgage-backed and asset-backed securities	—	4,458	—	4,458	—	4,003	—	4,003
Closed-end bond funds	15,964	—	—	15,964	27,215	—	—	27,215
Preferred stock	—	3,257	—	3,257	—	7,192	—	7,192
	$55,723	$20,245	$—	$75,968	$57,625	$27,851	$—	$85,476
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three and six months ended September 30, 2013 and 2012.
The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	September 30, 2013		March 31, 2013
	Cost	Fair Value	Cost	Fair Value
Less than 1 year	$7,867	$8,040	$9,205	$9,217
Mature in 1 – 2 years	19,341	19,386	19,843	20,040
Mature in 3 – 5 years	353	446	1,575	1,649
Mature after 5 years	910	967	962	1,098
	$28,471	$28,839	$31,585	$32,004
The following is a summary of gross unrealized losses as of (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of September 30, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$1,468	$(2)	$—	$—	$1,468	$(2)
Corporate bonds	1,654	(1)	—	—	1,654	(1)
Mortgage-backed and asset-backed securities	1,675	(25)	12	—	1,687	(25)
Closed-end bond funds	4,705	(448)	391	(82)	5,096	(530)
	$9,502	$(476)	$403	$(82)	$9,905	$(558)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$300	$—	$—	$—	$300	$—
Corporate bonds	2,276	(2)	113	—	2,389	(2)
Mortgage-backed and asset-backed securities	647	(3)	—	(4)	647	(7)
Closed-end bond funds	—	—	6,991	(39)	6,991	(39)
	$3,223	$(5)	$7,104	$(43)	$10,327	$(48)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges for the three and six months ended September 30, 2013 and 2012. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of September 30, 2013 and March 31, 2013, the Company also had $3.4 million and $8.1 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

Warranty reserves:
The Company's products typically carry a one year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from the Company's estimates, additional warranty reserves could be required which could reduce its gross margin.
The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Beginning balance	$203	$447	$220	$454
Charged to costs of revenues	(11)	85	(26)	215
Cost incurred	(5)	(162)	(7)	(299)
Ending balance	$187	$370	$187	$370

Interest income (expense), net (in thousands):

	Three Months Ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income	$402	$568	$870	$1,230
Net realized gain on short-term investments	86	177	3,284	1,194
	$488	$745	$4,154	$2,424

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

	Three Months Ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(32,383)	$(21,557)	$(21,526)	$(44,947)
Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	72,610	64,947	70,985	63,678
Net effect of dilutive common share equivalents	—	—	—	—
Weighted average common shares outstanding, diluted	72,610	64,947	70,985	63,678
Basic and diluted net loss per share	$(0.45)	$(0.33)	$(0.30)	$(0.71)
The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 4.3 million and 5.2 million equivalent shares for the three and six months ended September 30, 2013, respectively, and 10.2 million and 10.3 million equivalent shares for the three and six months ended September 30, 2012, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive.
The effect of dilutive securities (comprised of options and restricted stock units) totaling 1.7 million and 1.3 million shares for the three and six months ended September 30, 2013, respectively, and 0.5 million and 0.4 million shares for the three and six months ended September 30, 2012, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company incurred net losses in the periods presented.
Total equivalent shares excluded from the net loss per share computation are 6.0 million and 6.5 million for the three and six months ended September 30, 2013, respectively, and 10.7 million each for the three and six months ended September 30, 2012.

3. RESTRUCTURING CHARGES
The Company recognizes restructuring costs related to asset impairment and exit or disposal activities. Costs relating to facilities closure or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable.
December 2012 Restructuring Program
In December 2012, the Company implemented a restructuring program to reorganize its operations and reduced its workforce by approximately 70 employees. The plan included eliminating job redundancies, reducing the Company's workforce and impairing the unamortized value of a software intellectual property license, which the Company no longer intends to use to develop new products. The Company anticipates that the restructuring plan will reduce ongoing headcount expenses by approximately $8.0 million to $9.0 million annually and other additional operational expenses by $4.0 million to $5.0 million annually which is in line with the Company's original estimate. Total costs incurred and expected to be incurred as of September 30, 2013 in connection with the restructuring plan are $1.8 million.

August 2013 Restructuring Program
In August 2013, the Company implemented a restructuring program to reorganize its operations and reduced its workforce by approximately 20 employees. The plan included eliminating job redundancies, reducing the Company's workforce and impairing the unamortized value of a software intellectual property license, which the Company no longer intends to use to develop new products. The Company anticipates that the restructuring plan will reduce ongoing headcount expenses by approximately $3.0 million annually and other additional operational expenses by $0.5 million annually. The Company currently estimates that, as part of this restructuring action, it will recognize total restructuring charges of approximately $1.0 million consisting of severance and other one-time termination benefits and impairment of an asset.

The restructuring activity during the six months ended September 30, 2013 relating to the December 2012 and August 2013 restructuring programs is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Total
Liability, March 31, 2013	$548	$—	$548
Restructuring charges	93	—	$93
Cash payments	(334)	—	$(334)
Liability, June 30, 2013	307	—	307
Restructuring charges	727	272	999
Non-cash items	—	(272)	(272)
Cash payments	(847)	—	(847)
Liability, September 30, 2013	$187	$—	$187

4. VELOCE
On June 20, 2012 (the “Closing Date”), the Company completed its acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger (the “Merger Agreement”). Veloce has been developing specific technology for the Company.
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
The total estimated consideration to be paid is based upon the benchmarks achieved during simulations that were performed during the third quarter of fiscal 2013 and correlation of the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated consideration to be paid was updated during fiscal 2013 from a previous estimated maximum of approximately $135.0 million to the contractual maximum of $178.5 million. Significant judgment is required in assessing when a performance milestone is probable of achievement and estimating the percentage of completion of the milestone and the timing of when the performance milestones will be completed. These determinations are based on discussions with internal technical personnel that address various qualitative and quantitative factors, including, but not limited to, overall complexity associated with the assessment, stage of development, progress made to date, results of testing and consideration as to the nature of the remaining development work.
The Company has completed the first and second performance milestones and assessed the third and final performance milestone relating to the Veloce project as probable of achievement as of September 30, 2013. The consideration relating to the first, second and third and final performance milestones, excluding the value allocated to the Unallocated Veloce Units and the remaining portion of the third and final milestone, in the amount of $166.3 million, has been recognized as research and development expense through September 30, 2013 compared to $65.1 million as of September 30, 2012. During the three and six months ended September 30, 2013, as part of the above arrangement, the Company paid approximately $19.2 million and $44.2 million, respectively, in cash and issued approximately 2.3 million shares and 3.7 million shares, respectively, valued at approximately $19.0 million and $29.0 million, respectively. During the three and six months ended September 30, 2012, as part of the above arrangement, the Company paid approximately $2.1 million and $14.8 million, respectively, in cash and issued approximately 0.2 million shares and 2.6 million shares, respectively, valued at approximately $1.1 million and $14.8 million, respectively.

The consideration that the Company will be obligated to pay will be allocated equally to each of the Veloce Equity Holders and the Unallocated Veloce Units. The Company is contractually required to distribute all Unallocated Veloce Units within a certain time period. During the three and six months ended September 30, 2013, the Company distributed an additional 12,000 and 0.5 million Unallocated Veloce units which had a related expense of $0.2 million and $5.9 million, respectively. Veloce Equity Holders subject to vesting requirements will receive their distribution upon satisfaction of such vesting requirements.
For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce is considered compensatory and is recognized as R&D expense. Recognition of these costs as expense will generally occur when certain development and performance milestones become probable of achievement and are deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs. As of September 30, 2013, 0.8 million Unallocated Veloce Units had not been allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units is approximately $9.4 million.

Total R&D expenses recognized were approximately $30.4 million and $39.7 million during the three and six months ended September 30, 2013, respectively, and approximately $2.3 million and $4.6 million during the three and six months ended September 30, 2012, respectively. The Veloce accrued liability included on the Condensed Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock. Veloce consideration that has been accrued as of September 30, 2013 is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.

5. STOCKHOLDERS’ EQUITY
Preferred Stock
The Certificate of Incorporation allows for the issuance of up to two million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders. At September 30, 2013, there are no preferred shares outstanding.
Common Stock
At September 30, 2013, the Company had 375.0 million shares authorized for issuance and approximately 73.7 million shares issued and outstanding. At March 31, 2013, there were approximately 68.0 million shares issued and outstanding.
Employee Stock Purchase Plan ("ESPP")
The Company had in effect the 1998 Employee Stock Purchase Plan ("1998 Plan") under which 4.8 million shares of common stock were reserved for issuance. In August 2010, the Company’s stockholders approved the proposal to increase the number of shares reserved for issuance to 6.3 million shares. In August 2012, the Company’s stockholders approved the proposal to reserve an additional 1.8 million shares under the 2012 Employee Stock Purchase Plan ("2012 Plan"). Upon adoption of the 2012 Plan, the 1998 Plan was terminated. Under the terms of the 2012 Plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended September 30, 2013 and 2012, 0.3 million and zero shares were issued under the 2012 plan, respectively. In addition, during the six months ended September 30, 2012, 0.4 million shares were issued under the 1998 plan. At September 30, 2013, 0.8 million shares were available for future issuance from the 2012 Plan.
Stock Repurchase Program
In August 2004, the Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company's common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board of Directors increased the stock repurchase program by $100.0 million. There were no stock repurchases during the six months ended September 30, 2013. During the six months ended September 30, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.3 million shares at a weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to the Company. As of September 30, 2013, the Company had $15.9 million available in its stock repurchase program.

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
During the six months ended September 30, 2013 and 2012, there were no shares of common stock subject to repurchase. Options are granted at prices at least equal to fair value of the Company’s common stock on the date of grant.
Option activity under the Company’s stock incentive plans during the six months ended September 30, 2013 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	3,492	$10.26
Granted	40	7.35
Exercised	(495)	8.97
Cancelled	(367)	10.15
Outstanding at the end of the period	2,670	$10.47
Vested and expected to vest at the end of the period	2,667	$10.47
Vested and exercisable at the end of the period	2,512	$10.56
At September 30, 2013, the weighted average remaining contractual term for options outstanding and vested is 2.9 years.
The aggregate pretax intrinsic value of options exercised during the six months ended September 30, 2013 was approximately $1.3 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.
The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of September 30, 2013 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.68 - $ 7.60	570	3.54	$6.69	472	$6.58
7.61 - 7.67	650	2.84	7.67	650	7.67
7.68 - 11.86	469	3.60	10.45	431	10.34
11.87 - 14.20	599	2.63	12.78	577	12.81
14.21 - 23.32	382	1.61	17.26	382	17.26
$ 1.68 - $23.32	2,670	2.90	$10.47	2,512	$10.56
As of September 30, 2013, the aggregate pre-tax intrinsic value of options outstanding and exercisable was approximately $8.3 million and $7.7 million, respectively. The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $12.90 on September 30, 2013.
Restricted Stock Units ("RSUs")
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
In May 2009, the Company issued three-year performance-based RSU grants, or “EBITDA” Grants, which were completed in fiscal 2012, and no additional grants will be made under this grant.
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
In November 2011 and February 2012, the Committee authorized additional 18-month performance-based RSU grants, or “Performance Retention" Grants, which are intended to incentivize superior performance and retain key employees. In May 2012, the Committee authorized 12-month Performance Retention Grants. Vesting for the Performance Retention Grants is subject to (i) the accomplishment of goals and objectives of the individual’s business unit and (ii) individual performance as measured by the accomplishment of individual goals and objectives. The 18-month RSU shares generally vested 2/3 after one year, with certain unearned amounts able to roll over to the subsequent vesting period, and 1/3 after 18 months. The 12-month RSU shares had the opportunity to vest after 1 year. Unvested RSU shares remaining at the end of the program period expired unvested. This program has concluded and no further grants will be made under this program.

In February 2012, Dr. Gopi was awarded 500,000 performance-based restricted stock units based on three underlying performance milestones. The value of these restricted stock units is $3.7 million. The award associated with each underlying milestone will vest only if the Company's performance milestones relating to the Veloce merger are satisfied; otherwise they will expire unvested. The Company evaluates the probability of achieving the milestones and recognizes expense accordingly. As of September 30, 2013, two of the performance milestones have been completed and the third and final performance milestone was assessed as being probable of attainment, and the associated stock-based compensation expense has been recorded in the Company's Condensed Consolidated Financial Statements.
In May 2013, the Committee authorized performance-based market stock units or "MSUs". The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the SPDR S&P Semiconductor Index ("Index”) over a two-year performance period (for half of the MSU award) and a three-year performance period (for the remaining half of the MSU award). The MSUs will vest between ranges of 0% and 150% based on the Company's relative TSR compared to the Index. The MSUs were valued using the Monte Carlo pricing model, which uses the Company's stock price, the Index value, expected volatilities of the Company's stock price and the Index, correlation coefficients and risk free interest rates to determine the fair value.

In May 2013, the Committee authorized an annual incentive compensation plan the (“FY2014 Short Term Plan”), that, if earned, would become payable on May 15, 2014. The FY 2014 Short Term Plan will pay out based on FY 2014 revenue and non-GAAP earnings per share metrics. The award payouts for each corporate financial measure will range from 50% to 150% of the pre-established target level based on the Company's actual performance for fiscal 2014.

Restricted stock unit activity during the six months ended September 30, 2013 is set forth below (in thousands):

Number of Shares
Outstanding at the beginning of the year	6,444
Awarded	2,032
Vested	(1,649)
Cancelled	(1,452)
Outstanding at the end of the period	5,375
The weighted average remaining contractual term for the restricted stock units outstanding as of September 30, 2013 was 1.1 years.
As of September 30, 2013, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $69.3 million which includes performance-based awards which are subject to milestone attainment. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $12.90 on September 30, 2013.

The aggregate pretax intrinsic value of RSUs released during the six months ended September 30, 2013 was $14.4 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
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

6. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation activity using the modified prospective method. This method requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation, excluding RSUs, for which the Company uses the fair market value of our common stock. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price, volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
The fair value of the options and employee stock purchase rights granted is estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	ESPP
	Three months ended September 30,
	2013	2012
Expected life (years)	0.5	0.5
Risk-free interest rate	0.1%	0.2%
Volatility	57%	50%
Dividend yield	—%	—%
Weighted average fair value	$3.67	$1.50

The Company did not grant options during the three months ended September 30, 2013 and 2012.

	Six Months Ended September 30,
	Employee Stock Options		ESPP
	2013	2012	2013	2012
Expected life (years)	4.4	4.5	0.5	0.5
Risk-free interest rate	0.6%	0.7%	0.1%	0.2%
Volatility	49%	54%	57%	50%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$2.95	$2.47	$3.67	$1.50

The weighted average grant-date fair value per share of the restricted stock units awarded was $11.97 and $8.00 during the three and six months ended September 30, 2013, respectively, compared to $5.75 and $5.52 during the three and six months ended September 30, 2012, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
Effective April 1, 2013, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.6% to 6.7% as a result of an increased rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The following table summarizes stock-based compensation expense related to stock options and RSUs (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock-based compensation expense by type of award
Stock options	$737	$601	$1,339	$2,089
Restricted stock units	3,099	7,031	6,223	13,151
Total stock-based compensation	3,836	7,632	7,562	15,240
Stock-based compensation (capitalized to) expensed from inventory	(2)	2	(14)	83
Total stock-based compensation expense	$3,834	$7,634	$7,548	$15,323
The following table summarizes stock-based compensation expense as it relates to the Company’s Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Stock-based compensation expense by cost centers
Cost of revenues	$127	$175	$235	$355
Research and development	1,524	3,714	3,322	7,919
Selling, general and administrative	2,185	3,743	4,005	6,966
Total stock-based compensation	$3,836	$7,632	$7,562	$15,240
Stock-based compensation (capitalized to) expensed from inventory	(2)	2	(14)	83
Total stock-based compensation expense	$3,834	$7,634	$7,548	$15,323
The amount of unrecognized stock-based compensation cost currently estimated to be expensed from now through fiscal 2018, including time and performance based awards that are expected to vest, at September 30, 2013 is $17.9 million which will be recognized over a weighted-average period of 1.7 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
The stock based compensation expense of approximately $15.3 million for the six months ended September 30, 2012 does not include approximately $1.3 million of expense related to the acceleration of Veloce warrants. See Note 4, Veloce, to the Condensed Consolidated Financial Statements for further details relating to the Veloce warrants.

7. CONTINGENCIES
Legal Proceedings
The Company is currently a party to certain legal proceedings, including those noted in this section. While the Company presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company's financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, unfavorable rulings or other events that could occur. In addition, legal proceedings are expensive to prosecute and defend against and can divert Management attention and Company resources away from the Company's business objectives. Unfavorable resolutions could include monetary damages against the Company, or preclude the Company from recovering the damages it seeks in legal proceedings it has commenced. It is also possible that the Company could conclude it is in the best interests of its stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments or the surrender of rights to collect substantial payments from third parties. However, the Company has not reached this conclusion with respect to any particular matter at this time.
In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”) that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study the contamination and evaluate cleanup options at the Omega Site (the Operable Unit 1 or “OU1”). In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site (the Operable Unit 3 or “OU3”) and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. As part of OU1 and OU3, efforts to remediate the soil and groundwater at the Omega Site, as well as the extraction of chemical vapors from the soil and improving indoor air quality in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2, and in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. In July 2013, the EPA rejected a good faith settlement offer that OPOG had submitted in February 2013. Settlement negotiations between the parties are expected to continue through fiscal year 2014. It is anticipated that such settlement negotiations will result in EPA and OPOG entering into a remediation consent decree with the Court regarding OU2. OPOG is expected to vote in December 2013 on whether to retain legal counsel to pursue claims against other potentially responsible parties for the regional groundwater contamination. In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In January 2012, as a result of challenges made by certain PRPs to the criteria previously used to allocate liability among OPOG members, and of the departure of certain PRPs from OPOG, OPOG approved changes to the cost allocation structure that resulted in an increase to the Company’s proportional allocation of liability. In addition, the subsequent departure of one or more other PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential mediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.
In August 2013, a complaint was filed against the Company in the California Superior Court for Santa Clara County by Emulex Corporation (“Emulex”), a purchaser of certain Company products, alleging rights to indemnification by the Company for unspecified expenses incurred by Emulex in connection with patent infringement litigation brought against Emulex by Broadcom Corporation in 2009 and 2010. In September 2013, the Company filed an answer which, among other things, denied each of the allegations in the complaint and filed a cross complaint against Emulex seeking, among other things, damages for fraudulent inducement and a declaratory judgment that the Company has no duty to indemnify Emulex in the Broadcom litigation. Discovery has not yet commenced in these actions.

8. Sale of TPack A/S
On April 22, 2013, the Company completed the sale of TPack and certain specified intellectual property assets owned by the Company related to TPack's business for an aggregate consideration of $33.5 million, payable in cash, which reflects the $34.0 million base purchase price as adjusted for the working capital adjustment mechanism set forth in the Purchase Agreement, and remains subject to a potential final, non-material post-closing adjustments. In connection with the closing, there was a working capital adjustment of $0.5 million and the Company received a cash payment of $30.2 million. The remaining cash payment of $3.4 million of the aggregate consideration will be held back until March 31, 2014 to secure the Company's indemnification obligations subject to and in accordance with the terms of the Purchase Agreement. The distribution of this holdback amount is subject to any indemnification claims that the buyer may have under the terms of the Purchase Agreement and final resolution of any such claims.
TPack operated as part of the Company's Connectivity reporting unit. The sale of TPack does not represent an exit from the Connectivity business. The Company will continue to sell Connectivity technology products as an ongoing part of its business, and as such the sale of TPack is not a discontinuance of an operation.

In connection with the divestiture, we recorded a preliminary gain of $19.7 million. The following table summarizes the components of the gain (in thousands):

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

•
Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2013 and 2012. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report. All statements included or incorporated by reference in this quarterly report, for the three and six months ended September 30, 2013, other than statements or characterizations of historical fact, are forward-looking statements. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential”, and similar expressions in many of the forward-looking statements.
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
In July 2013, we announced the X-Weave family of products, designed to meet the needs of public cloud, private cloud and enterprise data centers. The X-Weave family of products spans 100Gbps to 240 Gbps of connectivity with unique multi protocol features and high density.
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
Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world. As of September 30, 2013, our business had two reporting units, Computing and Connectivity.
Since the start of fiscal 2013, we have invested a total of $278.5 million in the Research and Development ("R&D") of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly-integrated solutions, and other products to expand and complete our portfolio of communications solutions including our ARM 64-bit based server product development. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market can severely impact our customers’ business and often result in significantly less demand for our products than was expected when the development work commenced.
Acquisition of Veloce
On June 20, 2012 (the “Closing Date”), we completed the acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, (the “Merger Agreement”). Veloce has been developing specific technology for us.
The terms of the Merger Agreement include the payment of the total consideration, payable to holders of Veloce common stock options that were vested on the Closing Date and holders of Veloce common stock and stock equivalents (collectively “Veloce Equity Holders”), and to Veloce stock equivalents that had not yet been allocated to individuals (“Unallocated Veloce Units”). During the three and six months ended September 30, 2013, as part of the above arrangement, we paid approximately $19.2 million and $44.2 million, respectively, in cash and issued approximately 2.3 million shares and 3.7 million shares, respectively, valued at approximately $19.0 million and $29.0 million, respectively. During the three and six months ended September 30, 2012, as part of the above arrangement, we paid approximately $2.1 million and $14.8 million, respectively, in cash and issued approximately 0.2 million shares and 2.6 million shares, respectively, valued at approximately $1.1 million and $14.8 million, respectively.
The total estimated consideration to be paid is based upon the benchmarks achieved during simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated consideration to be paid was updated during fiscal 2013 from a previous estimated maximum of approximately $135.0 million to the contractual maximum of $178.5 million. The consideration that we will be obligated to pay, will be payable upon completion of the respective performance milestones and can be settled in cash or our common stock (or a combination of cash and stock), at our election.
We have treated the Veloce merger as a “reorganization” under Section 368 of the Internal Revenue Code in our and Veloce's tax returns. We believe that the requirements to qualify as a reorganization under the Code will be met.
For accounting purposes, the costs to be incurred in connection with the development milestones relating to Veloce is considered compensatory and is recognized as R&D expense. Recognition of these costs as expense will generally occur when certain development and performance milestones become probable of achievement and are deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs. As of September 30, 2013, 0.8 million Unallocated Veloce Units had not been allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units is approximately $9.4 million.

We periodically evaluate the progress of the development work that is being performed in connection with our contractual arrangement with Veloce. Based on such an evaluation as well as various other qualitative factors, we estimate the total value of the development work being performed and assess the timing and probability of attaining contractually defined performance milestones. We have completed the first and second performance milestones and assessed the third and final performance milestone relating to the Veloce project as probable of achievement as of September 30, 2013.
Cumulative R&D expenses recognized in connection with the achievement of the first, second and third and final performance milestone through September 30, 2013 is $166.3 million. Total R&D expenses recognized were approximately $30.4 million and $39.7 million during the three and six months ended September 30, 2013, respectively and approximately $2.3 million and $4.6 million during the three and six months ended September 30, 2012, respectively. The Veloce accrued liability included on the Condensed Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock. Veloce consideration that has been accrued as of September 30, 2013, is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.
As of September 30, 2013, $106.4 million has been paid and we expect that approximately an additional $51.9 million will be paid in cash and stock by March 31, 2014. The $106.4 million paid to date includes approximately $60.8 million in cash and the issuance of 6.7 million shares of common stock valued at approximately $45.6 million.
Summary Financials
The following tables present a summary of our results of operations for the three and six months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$55,387	100.0%	$46,324	100.0%	$9,063	19.6%
Cost of revenues	21,397	38.6	20,561	44.4	836	4.1
Gross profit	33,990	61.4	25,763	55.6	8,227	31.9
Total operating expenses	66,757	120.5	48,515	104.7	18,242	37.6
Operating loss	(32,767)	(59.2)	(22,752)	(49.1)	(10,015)	(44.0)
Interest and other income, net	576	1.0	835	1.8	(259)	(31.0)
Loss before income taxes	(32,191)	(58.1)	(21,917)	(47.3)	(10,274)	(46.9)
Income tax expense (benefit)	192	0.3	(360)	(0.8)	552	(153.3)
Net loss	$(32,383)	(58.5)%	$(21,557)	(46.5)%	$(10,826)	(50.2)%

	Six Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$109,535	100.0%	$87,618	100.0%	$21,917	25.0%
Cost of revenues	43,739	39.9	38,916	44.4	4,823	12.4
Gross profit	65,796	60.1	48,702	55.6	17,094	35.1
Total operating expenses	91,313	83.4	96,406	110.0	(5,093)	(5.3)
Operating loss	(25,517)	(23.3)	(47,704)	(54.4)	(22,187)	(46.5)
Interest and other income, net	4,371	4.0	2,597	3.0	1,774	68.3
Loss before income taxes	(21,146)	(19.3)	(45,107)	(51.5)	(23,961)	(53.1)
Income tax expense (benefit)	380	0.3	(160)	(0.2)	540	(337.5)
Net loss	$(21,526)	(19.7)%	$(44,947)	(51.3)%	$(23,421)	(52.1)%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.
On a sell-through basis, excluding non-cancelable non-returnable inventory we had approximately 57 days of inventory in the distributor channel at September 30, 2013 as compared to 46 days at September 30, 2012. The increase in inventory days was primarily due to the timing of sell-through of distributor inventory.
The gross margins for our solutions have declined from time to time in the past. Factors that have caused downward pressure on gross margins for our products include competitive pricing pressures, unfavorable product mix, the cost sensitivity of our customers particularly in the higher-volume markets, new product introductions by us or our competitors, and capacity constraints in our supply chain. From time to time, for strategic reasons, we may accept initial orders at less than optimal gross margins in order to facilitate the introduction and/or market penetration of our new or existing products. To maintain acceptable operating results, we seek to offset any reduction in gross margins of our products by reducing operating costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis.
We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets, including our strategy to focus on the transition to the high growth data center market.
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
The portion of our business represented by connectivity revenues attributable to our OTN and 10 gigabit or faster Ethernet products and that is attributable to our SONET/SDH and Legacy Switch products was 80% and 20%, and 83% and 17% for the three and six months ended September 30, 2013, respectively and 77% and 23%, and 76% and 24% for the three and six months ended September 30, 2012, respectively.
The demand for our products has been affected in the past, and may continue to be affected in the future, by various factors, including, but not limited to:

•	the timing, rescheduling or cancellation of significant customer orders and our ability, as well as the ability of our customers, to manage inventory corrections;

•	the qualification, performance, availability and pricing of competing products and technologies and the resulting effects on the sales, pricing and gross margins of our products;

•	our ability to specify, develop or acquire, complete, introduce, and market new products and technologies in a cost effective and timely manner;

•	the rate at which our present and future customers and end-users adopt our products and technologies in our target markets;

•	general economic and market conditions in the semiconductor industry and communications markets;

•	combinations of companies in our customer base, resulting in the combined company choosing our competitor’s IC products rather than our supported product platforms;

•	the gain or loss of one or more key customers, or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	the failure of a market ramp for our products to develop when and to the extent expected;

•	our ability to meet customer demand due to capacity constraints at our suppliers; and

•	natural disasters or other events affecting our supply chain or our customers’ supply chain, thus affecting their requirements for our products.
For these and other reasons, our net revenue and results of operations for the three and six months ended September 30, 2013 may not necessarily be indicative of future net revenue and results of operations.
Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Avnet (distributor)	21%	28%	29%	28%
Wintec (global logistics provider)	22%	20%	20%	19%
Arrow (distributor)	10%	*	*	*
Flextronics (sub-contract manufacturer)	*	12%	*	11%

*	Less than 10% of total net revenues.

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.
Net revenues by geographic region, which are primarily denominated in U.S. dollars, were as follows (in thousands):

	Three Months Ended September 30,				Six Months Ended
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America*	$24,336	44.0%	$17,283	37.3%	$53,497	48.9%	$33,428	38.1%
Taiwan	3,012	5.4	4,965	10.7	6,086	5.6	10,066	11.5
Hong Kong	5,466	9.9	6,189	13.4	9,679	8.8	11,918	13.6
China*	1,696	3.1	1,056	2.3	2,441	2.2	1,589	1.8
Europe*	11,363	20.5	9,832	21.2	18,956	17.3	16,790	19.2
Japan	5,336	9.6	1,829	3.9	9,084	8.3	4,038	4.6
Malaysia	1,649	3.0	1,401	3.0	2,893	2.6	2,345	2.7
Singapore	2,397	4.3	2,659	5.7	5,438	5.0	5,062	5.8
Other Asia	127	0.2	1,024	2.2	1,104	1.0	1,928	2.2
Other	5	—	86	0.3	357	0.3	454	0.5
	$55,387	100.0%	$46,324	100.0%	$109,535	100.0%	$87,618	100.0%

*	Change in revenues was primarily due to improvements in customer demand and continuing geographic changes due to macro-economic conditions.

Research and Development. Research and Development ("R&D") expenses consist primarily of salaries and related costs (including stock-based compensation) of employees engaged in research, design and development activities including amounts relating to Veloce, costs related to engineering licenses and design tools, subcontracting costs and facilities expenses. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties. We currently expect that future acquisitions of products, technologies or businesses may result in substantial additional on-going R&D costs.
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
The following table reconciles Adjusted EBITDA to the accompanying financial statements (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net loss	$(32,383)	$(21,557)	$(21,526)	$(44,947)
Adjustments to net loss:
Interest and other expense (income), net	364	(661)	(412)	(1,334)
Stock-based compensation expense	3,834	7,634	7,548	15,323
Warrant expense	—	—	—	1,289
Amortization of purchased intangibles	62	1,280	358	2,609
Restructuring charges, net	999	—	1,092	—
Veloce accrued liability	30,484	2,325	39,739	4,650
Impairment of marketable securities*	(940)	(174)	(3,959)	(1,263)
Depreciation and amortization	3,635	3,550	7,266	6,355
Gain on sale of TPack	—	—	(19,699)	—
Other and income tax adjustment	203	(360)	381	(293)
Adjusted EBITDA	$6,258	$(7,963)	$10,788	$(17,611)

*	For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized.
We believe that Adjusted EBITDA is a useful supplemental measure of our operation’s performance because it helps investors evaluate and compare the results of operations from period to period by removing the accounting impact of our financing strategies, tax provisions, depreciation and amortization, restructuring charges, stock based compensation expense, Veloce accrued liability, gain on sale of TPack and certain other operating items. We adjust for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operations of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or they are non-cash expenses.
Adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles, or "GAAP", in the United States and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Adjusted EBITDA is used by our management as a measure of operating efficiency and overall financial performance for benchmarking against our peers and competitors and is used as a metric to determine the performance vesting of our three-year RSU grants issued in May 2009 (the “EBITDA Grants”) and May 2011 (the “EBITDA2 Grants”) which are expected to expire unvested when the program concludes in May 2014. Management believes Adjusted EBITDA provides meaningful supplemental information regarding the underlying operating performance of our business. Management also believes that Adjusted EBITDA is useful to investors because it is frequently used by securities analysts, investors and other interested parties to evaluate us.
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
The following table reconciles GAAP net loss to the NGIBB (in thousands except for per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
GAAP net loss	$(32,383)	$(21,557)	$(21,526)	$(44,947)
Adjustments:
Stock-based compensation expense	3,834	7,634	7,548	15,323
Warrant expense	—	—	—	1,289
Amortization of purchased intangibles	62	1,280	358	2,609
Restructuring charges, net	999	—	1,092	—
Veloce accrued liability	30,484	2,325	39,739	4,650
Acquisition related recoveries	—	—	—	(133)
Impairment of marketable securities	(940)	(174)	(3,959)	(1,263)
Gain on sale of TPack	—	—	(19,699)	—
Other and income tax adjustment	(46)	(34)	(108)	519
Total GAAP to Non-GAAP adjustments	34,393	11,031	24,971	22,994

Non-GAAP net income (loss)	2,010	(10,526)	3,445	(21,953)
X-Gene product development costs*	15,181	12,036	29,709	23,766
NGIBB	$17,191	$1,510	$33,154	$1,813

Diluted non-GAAP pro-forma income per share	$0.23	$0.02	$0.46	$0.03

Shares used in calculating diluted non-GAAP pro-forma income per share	74,301	64,947	72,268	63,678
*These amounts relate to direct expenditures associated with the X-Gene product development and do not include costs incurred relating to the Veloce accrued liability.
We believe that NGIBB is a useful supplemental measure for investors as it helps them view the performance of the ongoing base business without the effect of unusual or infrequent costs including non-cash expenditures and also excluding an unusual and very significant R&D project. The measure is useful for investors to evaluate and compare the results of operations of us to our peers in a more meaningful way and allows investors to assess the health and performance of the base business.
NGIBB is not a measure determined in accordance with GAAP in the United States and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. NGIBB should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP and may not be consistent with the presentation used by other companies.
The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the orders will result in future revenues and the effect of changing lead times on bookings. Our book-to-bill ratio at September 30, 2013, March 31, 2013 and September 30, 2012 was 0.9, 0.7 and 1.0 respectively.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. We regularly evaluate our estimates and assumptions related to: inventory valuation and capitalized mask set costs, which affect our cost of sales and gross profit; the valuation of purchased intangibles, which has in the past affected, and could in the future affect, our impairment charges to write down the carrying value of purchased intangibles and the amount of related periodic amortization expense recorded for definite-lived intangibles; the valuation of the Veloce consideration which affects operating expenses; and an evaluation of other-than-temporary impairment of our investments, which affects the amount and timing of write-down charges. We also have other key accounting policies, such as our policies for stock-based compensation and revenue recognition. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our Condensed Consolidated Financial Statements.
Investments
We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization) and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the three and six months ended September 30, 2013 and 2012, we did not record any other-than-temporary impairment charges. As of September 30, 2013, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $0.6 million as we believe that such unrealized losses are temporary. In addition, we had $3.4 million in unrealized gains.
Veloce Consideration
We periodically evaluate the progress of the development work that is being performed in connection with our contractual arrangement with Veloce. Based on such an evaluation as well as various other qualitative factors, we estimate the total value of the development work being performed and assess the timing and probability of attaining contractually defined performance milestones.
Upon assessing a performance milestone as probable of achievement, R&D expense is recognized based upon the estimated stage of development of that milestone and the estimated value associated with each performance milestone. The amount of R&D costs recognized in connection with the Veloce consideration excludes any value relating to Veloce common stock that has not been allocated to individuals. Payment of the Veloce consideration will occur based upon when a performance milestone is completed and upon satisfaction of vesting requirements, if applicable. Significant judgment is required to estimate the total value of the Veloce development work, assess when a performance milestone is probable of achievement and estimating the timing of when the performance milestones will be completed. We rely on discussions with internal technical personnel and use various qualitative and quantitative factors, including, but not limited to, overall complexity, stage of development and progress made to date, results of testing, and consideration as to the nature of the remaining development work, to assess probability of attaining the performance milestones defined in the Merger Agreement. If based on our assessment we believe attainment of a performance milestone is probable, we will recognize expenses related to the estimated stage of development for the performance milestone, excluding the value relating to the Unallocated Veloce Units. As of September 30, 2013, the first and second performance milestones had been attained and the third and final performance milestone is believed to be probable of attainment.
The estimated total value of the Veloce consideration is currently based upon the benchmarks that were achieved during simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated value to Veloce was updated from a previous estimated maximum of $135 million to the contractual maximum of $178.5 million of which approximately $166.3 million has been recognized through September 30, 2013.
Total R&D expenses recognized were approximately $30.4 million and $39.7 million during the three and six months ended September 30, 2013, respectively, and approximately $2.3 million and $4.6 million during the three and six months ended September 30, 2012, respectively. See Note 4, Veloce", to the Condensed Consolidated Financial Statements.
Inventory Valuation
Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by FASB ASC paragraph 330-10-35-14. To illustrate the sensitivity of inventory valuations to future estimates, as of September 30, 2013, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $0.2 million and increasing our future demand forecast to 18 months would increase our current inventory valuation by approximately $39,000.
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

Mask Costs
We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. We periodically reassess the estimated product production period for specific mask sets capitalized. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three and six months ended September 30, 2013, total mask costs capitalized were zero and $1.2 million, respectively. During the three and six months ended September 30, 2012, total mask costs capitalized was $1.2 million and $3.1 million, respectively.
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
During the three and six months ended September 30, 2013, we have also granted Market Stock Units (“MSUs”). The fair value of these grants was determined using the Monte Carlo model and considers the following inputs: our stock price, the SPDR S&P Semiconductor Index value, expected volatilities of our stock price and the Index, correlation coefficients and risk free interest rates. Expense recognized relating to these grants is recorded ratably over the vesting term, net of estimated forfeitures.
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

RESULTS OF OPERATIONS
Comparison of the Three and Six Months Ended September 30, 2013 to the Three and Six Months Ended September 30, 2012
Net Revenues. Net revenues for the three and six months ended September 30, 2013 were $55.4 million and $109.5 million, representing an increase of 19.6% and 25.0% from net revenues of $46.3 million and $87.6 million for the three and six months ended September 30, 2012, respectively. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Computing	$24,750	44.7%	$23,776	51.3%	$974	4.1%
Connectivity	30,637	55.3	22,548	48.7	8,089	35.9
	$55,387	100.0%	$46,324	100.0%	$9,063	19.6%

	Six Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Computing	$51,242	46.8%	$46,214	52.7%	$5,028	10.9%
Connectivity	58,293	53.2	41,404	47.3	16,889	40.8
	$109,535	100.0%	$87,618	100.0%	$21,917	25.0%

During the three and six months ended September 30, 2013, our Computing revenues increased by 4.1% and 10.9%, respectively, and our Connectivity revenues increased by 35.9% and 40.8%, respectively, compared to the same period last year. The overall revenue increase was spread across both the Computing and Connectivity product families. Our Computing revenues for the six months ended September 30, 2013 included a significant end-of-life order compared to the six months ended September 30, 2012. The increase in both Computing and Connectivity revenues was a result of higher demand for our products due to overall improving macro conditions and improved demand for our connectivity products due to increasing capital expenditure on OTN and Ethernet in Telecom and Datacenter infrastructures.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2013 and 2012 (dollars in thousands):

	Three months ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$55,387	100.0%	$46,324	100.0%	$9,063	19.6%
Cost of revenues	21,397	38.6	20,561	44.4	(836)	(4.1)
	$33,990	61.4%	$25,763	55.6%	$8,227	31.9%

	Six Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$109,535	100.0%	$87,618	100.0%	$21,917	25.0%
Cost of revenues	43,739	39.9	38,916	44.4	(4,823)	(12.4)
	$65,796	60.1%	$48,702	55.6%	$17,094	35.1%

The gross profit percentage for the three and six months ended September 30, 2013 was 61.4% and 60.1% compared to 55.6% each for the three and six months ended September 30, 2012. The gross profit percentage, excluding the impact of amortization of purchased intangibles, was 61.4% and 60.2%, and 58.5% and 57.8%, respectively, for the three and six months ended September 30, 2013 and 2012, respectively. The increase in our gross profit percentage was primarily due to favorable product mix and higher overall revenues that have an impact on the absorption of fixed costs.
The amortization of purchased intangible assets included in cost of revenues during the three and six months ended September 30, 2013 and 2012 was zero and $0.1 million, and $1.4 million and $1.9 million, respectively. The decrease during the three and six months ended September 30, 2013 was primarily due to the impact of intangible assets written off due to the sale of TPack in April 2013 and certain purchased intangible assets being fully amortized during the fiscal year ended March 31, 2013.
Research and Development and Selling, General and Administrative Expenses. The following table presents research and development and selling, general and administrative expenses for the three and six months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/Decrease	% Change
Research and development	$56,550	102.1%	$34,383	74.2%	$22,167	64.5%
Selling, general and administrative	$9,146	16.5%	$13,531	29.2%	$(4,385)	(32.4)%

	Six Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase/Decrease	% Change
Research and development	$91,056	83.1%	$69,154	78.9%	$21,902	31.7%
Selling, general and administrative	$18,672	17.0%	$26,001	29.7%	$(7,329)	(28.2)%

Research and Development. The increase of 64.5% or $22.2 million of R&D expenses for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was mainly due to $28.4 million increase in Veloce related expenses, partially offset by $2.8 million decrease in personnel costs and $2.2 million decrease in stock compensation expense. The increase of 31.7% or $21.9 million of R&D expenses for the six months ended September 30, 2013 compared to the six months ended September 30, 2012 was mainly due to $35.4 million increase in Veloce related expenses, partially offset by $4.9 million decrease in personnel costs and $4.6 million decrease in stock compensation expense.
Research and development expense recognized in connection with the Veloce consideration was $30.4 million and $39.7 million, and $2.3 million and $4.6 million during the three and six months ended September 30, 2013 and 2012, respectively. Refer to Note 4, Veloce, to the Condensed Consolidated Financial Statements for further details.
Selling, General and Administrative. The decrease in SG&A expenses of 32.4% or $4.4 million during the three months ended September 30, 2013, compared to the three months ended September 30, 2012 was mainly due to $1.8 million decrease in personnel costs, $1.8 million decrease in stock compensation expense and $1.0 million decrease in legal expenses. The decrease in SG&A expenses of 28.2% or $7.3 million for the six months ended September 30, 2013 compared to the six months ended September 30, 2012, was mainly due to $2.8 million decrease in personnel costs, $3.3 million decrease in stock compensation expense and $1.1 million decrease in legal expenses.
Stock-Based Compensation. The following table presents stock-based compensation expense for the three and six months ended September 30, 2013 and 2012, which was included in the tables above (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Costs of revenues	$125	0.2%	$177	0.4%	$(52)	(29.4)%
Research and development	1,524	2.8	3,714	8.0	(2,190)	(59.0)
Selling, general and administrative	2,185	3.9	3,743	8.1	(1,558)	(41.6)
	$3,834	6.9%	$7,634	16.5%	$(3,800)	(49.8)%

	Six Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Costs of revenues	$221	0.2%	$438	0.5%	$(217)	(49.5)%
Research and development	3,322	3.0	7,919	9.0	(4,597)	(58.1)
Selling, general and administrative	4,005	3.7	6,966	8.0	(2,961)	(42.5)
	$7,548	6.9%	$15,323	17.5%	$(7,775)	(50.7)%

The decrease in stock-based compensation of 49.8% and 50.7% during the three and six months ended September 30, 2013 compared to the three and six months ended September 30, 2012 was primarily due to the effect of the expense that was recorded relating to our Performance Retention Grants during the three and six months ended September 30, 2012. Stock-based compensation expense will continue to have a potentially significant adverse impact on our reported results of operations, although it will have no impact on our overall cash flows.
Interest and Other Income, net. The following table presents interest and other income (expense), net for the three and six months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Interest income (expense), net	$488	0.9%	$745	1.6%	$(257)	(34.5)%
Other income (expense), net	$88	0.2%	$90	0.2%	$(2)	(2.2)%

	Six Months Ended September 30,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Interest income (expense), net	$4,154	3.8%	$2,424	2.8%	$1,730	71.4%
Other income (expense), net	$217	0.2%	$173	0.2%	$44	25.4%

Interest Income (Expense), net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The decrease in interest income, net for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 was primarily due to our lower short-term investments available for sale balances. The increase in interest income, net for the six months ended September 30, 2013 compared to the six months ended September 30, 2012 was primarily due to realized gains from the sale of short-term investments and marketable securities which was partially offset by lower interest income due to our lower short-term investments available-for-sale balances.

FINANCIAL CONDITION AND LIQUIDITY
As of September 30, 2013, our principal source of liquidity consisted of $76.0 million in cash, cash equivalents and short-term investments which is approximately $1.03 per share of outstanding common stock as compared to $1.26 per share at March 31, 2013. Working capital, defined as net current assets minus net current liabilities was $41.1 million as of September 30, 2013. Total cash, cash equivalents and short-term investments decreased by $9.5 million during the six months ended September 30, 2013 due to an $18.4 million decrease in short-term available-for-sale investments, partially offset by an $8.8 million increase in cash and cash equivalents. The increase in cash and cash equivalents is primarily due to sale and maturities of short-term investments of $21.3 million and net proceeds from the sale of TPack of $29.5 million, partially offset by cash used for operations of $35.4 million and purchase of short-term investments of $8.2 million. The decline in net unrealized gains of available-for-sale investments was $5.2 million. At September 30, 2013, we had contractual obligations not included on our balance sheet totaling $85.4 million, primarily related to facility leases, IP licenses, engineering design software tool licenses, non-cancelable inventory purchase commitments and liabilities for uncertain tax positions.
For the six months ended September 30, 2013, we used $35.4 million of cash in our operations compared to $28.2 million used for our operations for the six months ended September 30, 2012. Our net loss of $21.5 million for the six months ended September 30, 2013 included $33.6 million of non-cash charges consisting of $5.3 million of depreciation, $0.4 million of amortization of purchased intangibles, $0.3 million of non-cash restructuring costs, $7.5 million of stock-based compensation and $39.7 million of additional Veloce compensation cost, partially offset by $19.7 million of net gain on sale of T-Pack. Our net loss of $44.9 million for the six months ended September 30, 2012 included $28.1 million of non-cash charges consisting of $4.9 million of depreciation, $2.6 million of amortization of purchased intangibles, $16.6 million of stock-based compensation and $4.7 million of additional Veloce compensation cost, partially offset by $0.6 million relating to the tax effect on other comprehensive income and $0.1 million in acquisition related adjustment (relating to our TPack acquisition in fiscal 2011). The remaining change in operating cash flows for the six months ended September 30, 2013 primarily reflected the decreases in accounts payable and Veloce accrued liability, and increases in accounts receivable and accrued payroll and other accrued liabilities. Our overall quarterly days sales outstanding was 43 days and 39 days for the three months ended September 30, 2013 and March 31, 2013, respectively. The primary reason for the increase in our days sales outstanding was the increase in the revenues generated during the quarter ended September 30, 2013 as compared to the same period for the quarter ended March 31, 2013.
We provided $41.9 million in cash from our investing activities during the six months ended September 30, 2013, compared to providing $8.5 million during the six months ended September 30, 2012. During the six months ended September 30, 2013, we used $2.0 million for the purchase of property and equipment and provided proceeds of $29.5 million from the sale of TPack, net proceeds of $13.1 million from short-term investment activities and $1.3 million proceeds from the sale of an equity investment. During the six months ended September 30, 2012, we used $7.6 million for the purchase of property and equipment and $0.5 million for the purchase of strategic investments and provided proceeds of $9.5 million from short-term investment activities and $7.1 million from sales of strategic equity investment.
We provided $2.3 million in cash from our financing activities during the six months ended September 30, 2013 compared to $3.6 million during the six months ended September 30, 2012. The major financing use of cash for the six months ended September 30, 2013 was the withholding of restricted stock units for taxes of $4.1 million, offset by proceeds from the issuance of common stock of $4.4 million and proceeds from employee stock purchase plan of $2.5 million. The major financing use of cash for the six months ended September 30, 2012 were $0.7 million for the repurchase of common stock, $0.5 million for the payment of a contingent consideration and restricted stock units withheld for taxes of $0.3 million, offset by proceeds from the issuance of common stock of $5.3 million.
Sale of TPack
During the quarter ended June 30, 2013, we completed the sale of TPack and certain specified intellectual property assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, net of working capital adjustments. During the quarter, we received a cash payment of $30.2 million. The remaining value of the transaction of $3.4 million has been held back by the buyer until March 2014 to secure our indemnification obligations subject to and in accordance with the terms of the purchase agreement and is included in other current assets in the Condensed Consolidated Balance Sheet. In connection with this sale, we recorded a gain of $19.7 million for the three months ended June 30, 2013. Refer to Note 8, Sale of TPack A/S, to the Condensed Consolidated Financial Statements for details.
Acquisition of Veloce
On June 20, 2012 (the “Closing Date”), we completed our acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, (the “Merger Agreement”). Veloce has been developing specific technology for us.

The terms of the Merger Agreement include the payment of the total consideration, payable in shares of our common stock and/or cash (at our election) to the holders of Veloce common stock, Veloce stock options that were vested on the Closing Date, and Veloce stock equivalents (collectively “Veloce Equity Holders”), and to Veloce stock equivalents that have not yet been allocated to individuals (“Unallocated Veloce Units”).

During the three and six months ended September 30, 2013, as part of the above arrangement, we paid approximately $19.2 million and $44.2 million, respectively, in cash and issued approximately 2.3 million shares and 3.7 million shares, respectively, valued at approximately $19.0 million and $29.0 million, respectively. During the three and six months ended September 30, 2012, as part of the above arrangement, we paid approximately $2.1 million and $14.8 million, respectively, in cash and issued approximately 0.2 million shares and 2.6 million shares, respectively, valued at approximately $1.1 million and $14.8 million, respectively.

Payment of the remaining Veloce consideration will occur based upon when each performance milestone is completed and when satisfaction of vesting requirements, if applicable, are met. As of September 30, 2013, the first two performance milestones were completed, and the third and final performance milestone was believed to be probable of attainment.
As of September 30, 2013, $106.4 million has been paid and we expect that approximately an additional $51.9 million will be paid in cash and stock by March 31, 2014. The $106.4 million paid to date includes approximately $60.8 million in cash and the issuance of 6.7 million shares of common stock valued at approximately $45.6 million. The Veloce accrued liability included on the Condensed Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock.

The total estimated value of the Veloce merger consideration is based on our achieving certain performance benchmarks defined under the Merger Agreement within a certain time period. We performed various simulations during the third quarter of fiscal 2013. The results of the simulations exceeded expectations for certain benchmarks defined under the Merger Agreement, and as a result the estimated maximum value of the Veloce merger consideration was increased from approximately $135.0 million to the contractual maximum of $178.5 million. As such, the total estimated value of the Veloce merger consideration was updated to be approximately $178.5 million, depending upon the actual achievement of the product development milestones and technical performance results. The consideration that we will be obligated to pay will be payable upon completion of the respective performance milestones, the issuance of the remaining Veloce stock equivalents and any vesting requirements, if applicable, and can be settled in cash or our common stock, at the election of management.
Liquidity
We currently believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect to satisfy the Veloce-related payment obligations using a combination of cash and the issuance of shares of common stock. We expect our resources to be sufficient to make the above described Veloce related payments while maintaining adequate cash to run our operations. In April 2013, we completed the sale of our wholly owned subsidiary, TPack A/S, for an aggregate consideration of $33.5 million, payable in cash. In connection with the closing, we received a cash payment of $30.2 million.
Our available liquidity could be adversely affected, however, if we decide to satisfy the Veloce liability using a greater proportion of cash rather than our common stock, than we currently anticipate, or if our normal operations or unforeseen events require us to expend more cash than currently anticipated. If our stock price declines, it could result in greater dilution to our stockholders. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. Our liquidity could also be adversely affected if we are forced to liquidate our investments on short notice and not be able to realize fair market value and realize losses. We have been exploring the potential sale of our headquarters building in Sunnyvale, California, an asset we have owned since 2004. There can be no assurance that a building sale or any of the other options that we currently believe to be available are now, or in the future will be, viable on commercially reasonable terms or at all.
Stock Repurchase Program
In August 2004, the Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board of Directors increased the stock repurchase program by $100.0 million. There were no stock repurchases during the six months ended September 30, 2013. During the six months ended September 30, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. From the time the program was first implemented in August 2004, we have repurchased on the open market a total of 17.3 million shares at weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to us. As of September 30, 2013, we had $15.9 million available in our stock repurchase program.
Other
Our aggregate fixed commitments payable over the next four years for operating leases, licensing fees relating to our R&D efforts, including our licensed IP, technology, product design, test and verification tools, are approximately $21.4 million. These amounts are also included in the table below.
The following table summarizes our contractual operating leases and other purchase commitments as of September 30, 2013 (in thousands):

Fiscal Years Ending March 31,	Operating Leases	Other Purchase Commitments		Total
2014	$788	$68,576	*	$69,364
2015	964	10,415		11,379
2016	277	4,321		4,598
2017	83	—		83
Total minimum payments	$2,112	$83,312		$85,424

*
Includes liability for uncertain tax positions of $43.5 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, commercial paper, mortgage-backed and asset backed securities, and closed-end bond funds, with credit ratings as specified in our investment policy. We also have invested in preferred stocks which pay quarterly fixed rate dividends. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values.
We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2013, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $48.1 million and a cost basis of $45.3 million Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2013 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of September 30, 2013	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$50,122	$49,496	$48,826	$48,060	$47,274	$46,493	$45,715
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
We also invest in equity instruments of private companies for business and strategic purposes. These investments are valued based on our historical cost less any recognized impairments. The estimated fair values are not necessarily representative of the amounts that we could realize in a current transaction.
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the six months ended September 30, 2013. Gains and losses are recognized in income or expenses in the Condensed Consolidated Statements of Operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth under Note 7, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report, is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 filed with the SEC on June 11, 2013.
*Our liquidity may deteriorate based on our future uses of cash
Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if we decide to pay for the remainder of the Veloce acquisition consideration using a greater proportion of cash, instead of our common stock, than is currently anticipated, or if our normal operations or unforeseen events require us to expend more cash than anticipated. As a result of any of the above, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital or generate cash. In addition, we may elect to raise additional capital or generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. We have been exploring the potential sale of our headquarters building in Sunnyvale, California, an asset we have owned since 2004. There can be no assurance that a building sale or any of the other options that we currently believe to be available are now, or in the future will be, viable on commercially reasonable terms or at all.
During the six months ended September 30, 2013 and 2012, our cash used in operating activities was approximately $35.4 million and $28.2 million, respectively.
*If we are unable to timely develop new products or new versions of products to replace our current products, our operating results and competitive position will be materially harmed.
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
We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products in our Connectivity and Computing business units. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene™ and other server processor products, we are a licensee of the ARM v8 64-bit architecture and will depend upon our continuing license rights to that instruction set architecture, or ISA, including without limitation the timely completion and delivery by ARM of various updates and other deliverables under the license agreement. Furthermore, the development and commercialization of new products incorporating ARM architecture could be delayed if the ecosystem partners who rely on this architecture are unable to successfully establish their own operations on a timely basis including their continued access to and the use of the ARM architectural licenses or if they are unable to work closely with ARM in developing their products.
*Our significant investment in Veloce may not result in the successful development and commercialization of new technologies or products.
In June 2012, we completed the acquisition of Veloce under a merger agreement we entered into with Veloce in May 2009, as amended in November 2010 and April 2012. Pursuant to the merger agreement, the purchase price is estimated to be approximately $178.5 million, assuming the achievement of the third and final post-closing product development milestone. There can be no guarantee that such milestone will be achieved on a timely basis or at all.
Even after the successful completion of the acquisition of Veloce as described above, we may fail to appropriately realize the benefits of the integration of the Veloce personnel and operations with the Company. The departure from us of one or more Veloce management or engineering personnel could materially adversely affect our product development efforts for X-Gene and next-generation products. Although we have spent considerable time and resources in the developmental effort, eventually we may be unsuccessful in developing, marketing and selling the products that are described in the Merger Agreement, in which case our investment in Veloce would not provide any significant value to our business and would have a material adverse impact on our financial results and condition.
*If we issue additional shares of stock in the future, it may have a dilutive effect on our stockholders.
We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions (including, without limitation, discharging our remaining purchase price obligations in the Veloce acquisition) through the use of stock, adopting additional equity incentive plans and raising equity capital. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. Currently, we have the ability to issue up to approximately 6.2 million additional shares of our common stock as Veloce acquisition consideration without obtaining stockholder approval. In the event stockholder approval is required but not obtained, we likely will be forced to use a greater portion of our cash than currently anticipated in order to satisfy our Veloce payment obligations. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, and our available cash balances and liquidity requirements as of such dates, some of which are not determinable at this time.
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
Many of our competitors have longer operating histories and presences in key markets, greater name recognition, and larger customer bases, workforces and intellectual property portfolios, and in some cases operate their own fabrication facilities. Our competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a more timely basis than comparable products from us or that have the potential to replace or provide lower cost alternatives to our products. The introduction of enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable. We and our customers face intense price pressure and competition from companies in lower cost countries such as China. In response to these price pressures, our customers could require us to reduce prices which could impact our financial results adversely. Furthermore, our discrete legacy products are being and could continue to be integrated into ASICs or combined into single chip solutions that could cause our revenues from such products to decline at a faster rate. As a result of each of these factors, we cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing markets and our revenues may fail to increase or may decline, which could have a material adverse effect on our business, financial condition and results of operations.
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

•
potential foundry shortages when we commence manufacturing future products, especially those with 28nm or anticipated smaller geometry technologies which could delay the supply of products to our customers.

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
Each of our IC products is generally only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies' products while reducing deliveries to us on short notice. There is also the potential that they may discontinue manufacturing our products or go out of business. Because establishing relationships, designing or redesigning silicon solutions, and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products.
Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. This risk is substantially higher with respect to the current manufacture of our new X-Gene products at 40 nanometers, and would be even higher when using anticipated smaller geometries such as 28 and 16 nanometers and more complicated processes such as FinFET. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.
If the foundries or subcontractors we use to manufacture our products discontinue the manufacturing processes needed to meet our demands, fail to upgrade their technologies needed to manufacture our products, or otherwise fail to perform on a timely basis the manufacturing or operations services which we engaged them to perform, we may be unable to deliver products to our customers, which would materially adversely affect our operating results and harm our reputation. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.
Our requirements typically represent a very small portion of the total production of the third-party foundries and related service providers. As a result, we are subject to the risk that a producer or service provider will cease production of an older or lower-volume process that it uses to produce our parts, cease performing the supply services currently provided, or raise the prices it charges us. We cannot assure you that our external foundries and related service providers will continue to devote resources to the production of parts for our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs, lower our gross margin, cause us to hold more inventories or materially impact our ability to deliver our products on time. As our volumes decrease with any third-party foundry, the likelihood of unfavorable pricing or service levels increases.
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
Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs and such restructuring activities are likely to continue. In particular, in December 2012, we implemented a Board-approved restructuring plan that resulted in an aggregate reduction in force of approximately 10% of our employee headcount and in August 2013 we implemented an additional Board-approved restructuring plan that resulted in an additional reduction in force of approximately 5% of our employee headcount. Additional reductions in force and senior level employee replacements are likely to occur as we continue to realign our business organization, operations and product lines. Employees whose positions were or will be eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any additional restructuring efforts could divert the attention of our management away from our operations, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase our expenses, increase the work load placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any additional restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities or remain competitive.
*We may experience difficulties in transitioning to smaller geometry processes or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.
We may not be able to achieve higher levels of design integration or deliver new integrated circuit products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. Currently, we are shipping samples of our X-Gene 40 nanometer product and we have a 28 nanometer version of the product under development. As smaller line‑width geometry processes, such as 16 nanometer, and more sophisticated designs, such as FinFET and FDSOI, are introduced to and become more prevalent in the industry, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to increasingly smaller geometries
We have in the past experienced difficulties in shifting to smaller geometry process technologies and new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to smaller geometries is inherently more expensive and as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face similar difficulties, delays and expenses with respect to the 28 nanometer and smaller versions of X-Gene and as we continue to transition our other IC products to smaller geometry processes and at competitive pricing. Transitions to more sophisticated designs, such as FinFET and FDSOI, could result in similar difficulties. We are dependent on our relationships with our foundries to transition to smaller geometry processes and new designs successfully and at competitive pricing. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition and at competitive pricing, our business, financial condition and results of operations could be materially and adversely affected.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Our portfolio primarily includes fixed income securities, closed end bond funds, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices may have an unfavorable impact on our portfolio and may cause us to record impairment charges to our earnings. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges of our short term investments and marketable securities. During the six months ended September 30, 2013, we did not record any other-than-temporary impairment charges. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize impairments in the fair value of our investments.
Adverse economic and market conditions could also harm our business by negatively affecting the parties with whom we currently or desire to do business, including our current and prospective business partners, customers and suppliers. These conditions could impair the ability of our customers to pay for products they have purchased from us. As a result, allowances for doubtful accounts and write-offs of accounts receivable from our customers may increase. In addition, our suppliers may experience financial difficulties that could negatively affect their operations and their ability to supply us with the parts we need to manufacture our products.
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

•	changes in the mix of product orders;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies, including without limitation our X-Gene products, on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers' products, including without limitation any failure of X-Gene to be commercially accepted at the levels we anticipate;

•	risks associated with our or our customers' dependence on third-party manufacturing and supply relationships;

•	increases in the costs of mask sets and products or the discontinuance of products, services or components by our suppliers;

•	the amounts and timing of meeting the specifications and expense recovery on non-recurring engineering projects;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in R&D;

•	the product lifecycle and recoverability of architectural licenses, technology access fees and mask set costs;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	the impact of potential one-time charges related to purchased intangibles;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	the effects of changes in accounting standards; and

•	the availability of ecosystem partners.
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
*Our business is dependent on selling to distributors and any disruption in their operations could materially harm our business.
Sales to distributors accounted for approximately 51% and 54% of our revenues for the three and six months ended September 30, 2013. Our largest distributor accounted for approximately 21% and 29% of our revenues for the three and six months ended September 30, 2013. We do not have long-term agreements with our distributors and either party can terminate the relationship with little advance notice.

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
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended		Six months ended
	September 30,		September 30,
	2013	2012	2013	2012
Avnet (distributor)	21%	28%	29%	28%
Wintec (global logistics provider)	22%	20%	20%	19%
Arrow (distributor)	10%	*	*	*
Flextronics (sub-contract manufacturer)	*	12%	*	11%

*	Less than 10% of total net revenues
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

•
some of our customers may reduce or eliminate future purchase orders or design wins placed with us as an adverse reaction to our having sold patents to third parties that thereafter asserted the acquired patents in infringement actions brought against such customers, or due to other adverse intellectual property developments;

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

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationships with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products; and

•	the impact of terminating certain sales representatives or sales personnel as a result of our workforce reduction or otherwise.
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
The book-to-bill ratio is commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether we have more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of, or if the order will result in future revenues and the effect of changing lead times on bookings. As lead times increase, customers will place orders sooner, therefore increasing our bookings and book-to-bill ratio.
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
Our target markets, including the data center market, frequently undergo transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If our products are unable to support the new features or performance levels required by OEMs or end customers in these markets, or if our products fail to be certified by OEMs, we will lose business from an existing or potential customer and may not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or performance standards, or if we experience a delay as short as a few months in certifying or bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.
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

•
difficulties and risks associated with the methods, estimates and judgments we use in applying critical accounting policies, such as the valuation of merger consideration affecting operating expenses as reflected in the reduction in R&D expense recognized in the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014, and the increase in R&D expense recognized in the second quarter of fiscal 2014;

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
In addition, as a result of our acquisition and investment activities, we could:

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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the past slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. Additionally, the past deterioration in market values has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At September 30, 2013, we had $11.7 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.
In April 2013, we completed the sale of 100% of the issued and outstanding shares of TPack A/S, a limited liability company organized under the laws of Denmark and a wholly-owned subsidiary of us, and certain specified intellectual property assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, payable in cash. In connection with the closing, we received a cash payment of $30.2 million. The remaining cash payment of $3.3 million of the aggregate consideration will be held back until March 31, 2014 to secure our indemnification obligations. Accordingly, we may not receive the held-back consideration in 2014 or at all. Refer to Note 12, Subsequent Event - Sale of TPack A/S, to the consolidated financial statements of our Form 10-K for the fiscal year ended March 31, 2013 and Note 8, Sale of TPack A/S, to the Condensed Consolidated Financial Statements of our Form 10-Q for the quarter ended September 30, 2013 for details of the sale.
In January 2013, we sold certain assets relating to our active optical technology platform to Volex Plc for a purchase price of approximately $2.0 million. Pursuant to the asset sale, AppliedMicro and Volex will share ownership of the associated active optical patent portfolio and are expected to collaborate on certain next-generation optical interconnect products and solutions.
In June 2012, we acquired Veloce for an initial consideration of $60.4 million with additional consideration payable based upon the achievement and timing of multiple post-closing product development milestones and technical performance results. Pursuant to the merger agreement, the purchase price is currently estimated to approximately $178.5 million, assuming the achievement of the final performance milestone. There is no guarantee that the final milestone will be achieved on a timely basis or at all.
*Our industry and markets are subject to consolidation, which may result in stronger competitors, fewer customers and reduced demand.
There has been industry consolidation among communications IC companies, network equipment companies and telecommunications companies in the past, such as the acquisition of Seamicro Inc. by Advanced Micro Devices in February 2012, Netlogic Microsystems, Inc. by Broadcom Corporation in February 2012, Gennum Corporation by Semtech Corporation in March 2012, Standard Microsystems by Microchip Technology in August 2012, Passif Semiconductor by Apple in July 2013, and Volterra Semiconductor by Maxim Integrated in October 2013. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. In addition, we may become a target for a company looking to improve its competitive position. Consolidation may result in stronger competitors, fewer customers and reduced demand, which in turn could have a material adverse effect on our business, operating results, and financial condition.
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
Our international operations are subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery regulations in foreign jurisdictions where we do business, such as China, India, Vietnam, and Europe. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with obtaining or retaining business overseas or to secure an improper commercial advantage. The FCPA also requires us to keep accurate books and records of business transactions and maintain an adequate system of internal accounting controls. Violations of the FCPA, anti-bribery statutes or other similar laws by us, any of our foreign subsidiaries, or any of our or their employees, executive officers, distributors or other agents or intermediaries could subject us and the individuals involved to significant criminal or civil liability. In recent years, the Department of Justice and SEC have significantly stepped up their investigation and prosecution of alleged FCPA violations. Any such allegations of non-compliance with the FCPA, anti-bribery statutes or other similar laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, financial condition or results of operations.
*Our portfolio of short-term investments is exposed to certain market risks.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of September 30, 2013 the unrealized losses on these securities that were not previously written down as an other-than-temporary impairment charge were approximately $558,000, of which substantially the entire amount has been at an unrealized loss for less than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
*Regulatory authorities in jurisdictions into or from which we ship our products could levy fines or restrict our ability to import and export products.
A significant majority of our sales are made outside of the U.S. through the exporting and re-exporting of products. In addition to local jurisdictions' export regulations, our U.S.-manufactured products and products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports. These laws and regulations include, but are not limited to, the Export Administration Regulations (“EAR”), and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control (“OFAC”). Licenses or proper license exceptions are required for the shipment of our products to certain countries as well as for the transfer of certain information and technology to certain foreign countries, foreign nationals or other prohibited persons within the United States or abroad. A determination by the U.S. or local government that we have failed to comply with these or other import or export regulations can result in penalties which may include denial of import or export privileges, fines, civil and criminal penalties and seizure of products. Such penalties could have a material adverse effect on our business, including our ability to meet our sales and earnings forecasts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries.
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
Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2013. We cannot be certain in future periods that any control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified by us or our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, and we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to report our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a restatement like we have in the past of our financial statements. Any restatement or actual or perceived weakness or adverse conditions in our internal control over financial reporting, or in management's assessment thereof, could result in a loss of public confidence in our reported financial information, and have a material adverse effect on our business, the market price of our common stock, and our ability to access capital markets, and may result in litigation claims, regulatory actions and diversion of management attention and resources.
*Our future success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel, our ability to identify, hire and retain additional, qualified personnel and successful succession planning.
Our future success depends to a significant extent upon the continued service of our senior management and engineering personnel and successful succession planning. In addition, as our core business and technologies continue to evolve, including without limitation with respect to our growth and expansion into next-generation cloud infrastructure and data center markets, our success will depend on effectively transitioning to certain new management and engineering personnel who are most capable of supporting that evolution. Since April 2013, we have experienced the departure, through retirement, resignation or termination, of our Chief Financial Officer and three engineering vice presidents, among other personnel. While we do not believe these departures have had or will have a material adverse effect on our business, the loss of additional senior executives or key engineers could, in combination with or independent of the departures previously noted, be significantly detrimental to our product development or operations. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers. We may not be able to continue to identify, attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment in the future. Also, the departure from the Company of one or more Veloce management or engineering personnel could materially adversely affect our product development efforts for X-Gene and next-generation products.
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
Periods of contraction in our business may also inhibit our ability to attract and retain our personnel. As we respond to declining revenues and/or implement additional cost improvement measures such as reductions in force, our remaining key employees may lose confidence in the future performance of the Company and decide to leave. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business. To manage our operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate, manage and retain our employees.
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
*We could incur substantial fines, litigation costs and remediation expenses associated with our storage, use and disposal of hazardous materials.
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
In 2007, the PRPs were sued by a chemical company located downstream from the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff's potential liability to clean up groundwater contamination beneath plaintiff's site; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater contamination. In September 2011, EPA issued an interim remedial action proposal, designed to arrest the further spread of groundwater contamination; in the next few months EPA is expected to notify the PRPs with requests to implement the interim remedial action. In September 2012, a toxic tort litigation that was commenced in 2010 against Omega and the PRP group by individuals alleging injuries caused by the Omega Site was settled and dismissed with prejudice.
Based on currently available information, we have a loss accrual for the Omega site that is not material and we believe that the actual amount of our costs and liabilities will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matter is uncertain at this time. Based on currently available information, we do not believe that any eventual outcome will have a material adverse effect on our operations but we cannot guarantee this result. In 2009, the U.S. Supreme Court decided U.S. v. Burlington Northern & Santa Fe Railway Co., 129 S.Ct. 1870, which determined that hazardous substance cleanup liability need not be joint and several in all cases. As a result of this decision, the liability is potentially divisible among the PRPs at an earlier stage in superfund cases such as Omega. At this time we do not know and cannot predict the full impact of this decision on our liability. In addition, in January 2012, as a result of the PRP group's modification of its liability allocation formulae and the withdrawal of PRP group members, our proportional allocation of responsibility among the PRPs for the current remediation obligations increased. Any future increases to our proportional allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group due to additional member withdrawals could materially increase our potential liability relating to the Omega Site.
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
*We may not be able to protect our intellectual property adequately.
We rely in part on patents to protect our IP. We cannot assure you that any of our issued patents will adequately protect the IP in our products and processes, will provide us with competitive advantages, will not be challenged by third parties or that, if challenged, any such patents will be found to be valid or enforceable. In our industry, the assertion of IP rights often results in the other party seeking to assert claims based on its own IP, which can be costly and disruptive. In addition, there can be no assurance our pending patent applications or any future applications will be approved or that we will successfully prepare and file patent applications with respect to new inventions potentially subject to patent protection. Others may independently develop similar products or processes, duplicate our products or processes or design around any patents we currently hold or that may be issued to us.
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
We generally enter into confidentiality agreements with our employees, consultants, suppliers, customers, licensees and strategic partners. We also try to control access to and distribution of our technologies, pre-release products, documentation and other proprietary information, through the use of license agreements and other contracts and the implementation and enforcement of physical security measures. Despite these efforts, parties may attempt to copy, disclose, obtain or use our products, services or technology without our authorization. In such event, any contracts we have in place with such parties might not provide us with adequate remedies to protect our intellectual property rights or to recover adequate damages for this loss. Also, former employees may seek employment with our business partners, customers or competitors and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, former employees or third parties could attempt to penetrate our network to misappropriate our proprietary information or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.
*We could be harmed by litigation involving patents, proprietary rights or other claims.
In the past we have sold to third parties, including non-practicing entities (also known as "NPEs" or "patent trolls"), groups of patents previously issued to or acquired by us that we deemed to be no longer essential to our core product lines and technologies. Certain NPE acquirers have brought and may in the future bring legal actions asserting infringement of the acquired patents against various defendants, including customers or potential customers of ours. Although we are expressly licensed and our customers are similarly protected under such acquired patents with respect to all products sold by us, nevertheless certain customers, against whom the NPEs have asserted infringement of the acquired patents by products other than ours (e.g., products internally developed by the customer or purchased from third-party suppliers other than us), have reacted adversely to us based on our initial sale of the acquired patents to the NPEs. Such adverse reactions have included, among other things, demands that we reimburse the customer for expenses incurred in defending against or settling the legal action, as well as threats to reduce or discontinue the customer's current or future business with us. There can be no assurance that any such expense reimbursement payments or other financial consideration extended to such affected customers or any actual reduction or discontinuance of product sales to such affected customers would not adversely affect our business, financial condition or operating results.
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

•
with respect to their actual or potential liability, including without limitation defense costs, arising from third party IP infringement claims brought against them (see our discussion of the Emulex Corporation litigation under “Legal Proceedings” above); and

•
demands from customers that we enter into “springing licenses” that prospectively grant such customers and related parties automatic license rights to any patents we sell or otherwise divest control over in specified transactions.

Such claims and demands could result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.
Any current or future litigation relating to the IP rights of third parties would at a minimum be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes, expend substantial resources attempting to develop non-infringing products or technologies, or obtain a license under the IP rights of the third party claiming infringement. A license might not be available on reasonable, economic and other terms or at all. From time to time, we may be involved in litigation relating to other claims arising out of our operations in the normal course of business. The ultimate outcome of any such litigation matters could have a material, adverse effect on our business, financial condition and operating results.
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

The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 4, 2013

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ Douglas T. Ahrens
Douglas T. Ahrens
Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1	10/10/1997	3.2

3.2	Certificate of Amendment of Certificate of Incorporation of the Company.	S-4	9/12/2000	3.3

3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	12/11/2007	3.1

3.4	Amended and Restated Bylaws of the Company.	10-Q	11/3/2010	3.2

4.1	Specimen Stock Certificate.	S-1/A	11/12/1997	4.1

10.1	Offer Letter Agreement with Douglas T. Ahrens.	8-K	10/2/2013	10.1

10.67	Executive Severance Benefit Plan, as amended and restated on September 19, 2013.	8-K	9/25/2013	10.67

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema Document				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x