Form 10-Q
period 2013-12-31
APPLIED MICRO CIRCUITS CORP
filed 2014-01-28
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 24, 2014, 74,177,049 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2013	March 31, 2013
	(unaudited)	(note)
ASSETS
Current assets:
Cash and cash equivalents	$23,630	$19,065
Short-term investments-available-for-sale	50,654	66,411
Accounts receivable, net	28,800	24,575
Inventories	10,482	12,900
Assets held for sale	14,260	—
Other current assets	17,829	17,998
Total current assets	145,655	140,949
Property and equipment, net	20,172	34,391
Goodwill	11,425	13,183
Purchased intangibles	167	11,991
Other assets	7,842	10,866
Total assets	$185,261	$211,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,210	$17,650
Accrued payroll and related expenses	6,398	6,158
Veloce accrued liability	57,960	78,082
Other accrued liabilities	11,178	10,730
Deferred revenue	888	1,469
Total current liabilities	89,634	114,089
Veloce and other non-current liabilities	3,511	15,787
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at December 31, 2013 and March 31, 2013
Issued and outstanding shares — 74,171 at December 31, 2013 and 67,952 at March 31, 2013	740	680
Additional paid-in capital	5,971,775	5,926,630
Accumulated other comprehensive loss	(6,518)	(737)
Accumulated deficit	(5,873,881)	(5,845,069)
Total stockholders’ equity	92,116	81,504
Total liabilities and stockholders’ equity	$185,261	$211,380
Note: Amounts have been derived from the March 31, 2013 audited consolidated financial statements.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net revenues	$54,844	$51,698	$164,379	$139,316
Cost of revenues	21,644	22,958	65,383	61,874
Gross profit	33,200	28,740	98,996	77,442
Operating expenses:
Research and development	29,870	82,711	120,926	151,865
Selling, general and administrative	10,930	12,675	29,602	38,676
Gain on sale of TPack	—	—	(19,699)	—
Amortization of purchased intangible assets	62	338	254	1,589
Restructuring charges, net	38	6,218	1,130	6,218
Total operating expenses	40,900	101,942	132,213	198,348
Operating loss	(7,700)	(73,202)	(33,217)	(120,906)
Interest income (expense), net	525	892	4,679	3,316
Other income (expense), net	92	1,366	309	1,539
Loss before income taxes	(7,083)	(70,944)	(28,229)	(116,051)
Income tax expense	201	618	581	458
Net loss	$(7,284)	$(71,562)	$(28,810)	$(116,509)
Basic and diluted net loss per share	$(0.10)	$(1.08)	$(0.40)	$(1.81)
Shares used in calculating basic and diluted net loss per share	73,989	66,113	71,986	64,489
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net loss	$(7,284)	$(71,562)	$(28,810)	$(116,509)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments*	(179)	(659)	(5,404)	196
Loss on foreign currency translation	(37)	(127)	(377)	(249)
Other comprehensive loss, net of tax	(216)	(786)	(5,781)	(53)
Total comprehensive loss	$(7,500)	$(72,348)	$(34,591)	$(116,562)
* The amounts reclassified from accumulated other comprehensive loss and recorded in interest income (expense), net in the Condensed Consolidated Statement of Operations relating to short term investments were zero and $3.3 million for the three and nine months ended December 31, 2013, respectively, and $0.2 million and $1.4 million for the three and nine months ended December 31, 2012, respectively. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for additional details.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2013	2012
Operating activities:
Net loss	$(28,810)	$(116,509)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	7,728	7,247
Amortization of purchased intangibles	420	3,626
Stock-based compensation expense:
Stock options	1,985	3,024
Restricted stock units	11,445	18,521
Warrants	—	1,289
Veloce accrued liability	42,684	56,580
Acquisition related adjustment	—	(133)
Gain on sale of TPack	(19,699)	—
Net loss (gain) on disposals of property, equipment and other assets	27	(1,296)
Non-cash restructuring costs	298	4,689
Tax effect on other comprehensive income	—	(130)
Changes in operating assets and liabilities:
Accounts receivable	(4,459)	5,304
Inventories	2,415	9,387
Assets held for sale	(14,260)	—
Other assets	16,475	(2,758)
Accounts payable	(4,423)	(3,907)
Accrued payroll and other accrued liabilities	610	887
Veloce accrued liability	(45,432)	(15,928)
Deferred revenue	(449)	(841)
Net cash used for operating activities	(33,445)	(30,948)
Investing activities:
Proceeds from sales and maturities of short-term investments	26,594	35,367
Purchases of short-term investments	(16,241)	(17,834)
Proceeds from sale of property, equipment and other assets	20	1,800
Purchase of property, equipment and other assets	(5,616)	(8,454)
Proceeds from sale of strategic equity investment	1,286	7,146
Purchases of strategic equity investment	—	(500)
Proceeds from the sale of TPack, net	29,498	—
Funding of a note receivable	—	(500)
Net cash provided by investing activities	35,541	17,025
Financing activities:
Proceeds from issuance of common stock	8,582	5,841
Funding of restricted stock units withheld for taxes	(5,518)	(2,773)
Repurchase of common stock	—	(653)
Payment of contingent consideration	—	(485)
Other	(595)	(389)
Net cash provided by financing activities	2,469	1,541
Net increase (decrease) in cash and cash equivalents	4,565	(12,382)
Cash and cash equivalents at beginning of year	19,065	28,065
Cash and cash equivalents at end of period	$23,630	$15,683
Supplementary cash flow disclosures:
Cash paid for income taxes	$609	$662
Common stock issued for Veloce merger consideration	$29,209	$15,956
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
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

•	capitalized mask sets including their useful lives, which affect cost of goods sold and property and equipment or Research and Development ("R&D") expenses, if not capitalized;

•	inventory valuation, warranty liabilities and revenue reserves, which affects cost of sales, gross margin, and revenues;

•	allowance for doubtful accounts, which affects operating expenses;

•	unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income (expense), net;

•	valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles, impairments of goodwill and apportionment of goodwill related to divestitures;

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

Recently Adopted Accounting Pronouncements

In July 2013, the FASB issued Accounting Standards Update 2013-11 amending Income Taxes: Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists that will require the presentation of certain unrecognized tax benefits as reductions to deferred tax assets rather than as liabilities in the condensed consolidated balance sheets when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The amendments will be effective for interim and annual periods beginning after December 15, 2013; however, early adoption and retrospective application are permitted. The Company does not expect the adoption of these amendments to have a significant impact on the Company’s Consolidated Financial Statements.

2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable:

	December 31, 2013	March 31, 2013
	(In thousands)
Accounts receivable	$29,281	$25,278
Less: allowance for bad debts	(481)	(703)
	$28,800	$24,575

Inventories:

	December 31, 2013	March 31, 2013
	(In thousands)
Finished goods	$4,513	$7,247
Work in process	4,637	4,098
Raw materials	1,332	1,555
	$10,482	$12,900

Assets held for sale:

	December 31, 2013	March 31, 2013
	(In thousands)
Assets held for sale	$14,260	$—
As of December 31, 2013, the Company classified its headquarters building in Sunnyvale, California as assets held for sale in the Condensed Consolidated Balance Sheets at $14.3 million representing the carrying amount of the asset. In January 2014, the Company agreed to sell the headquarters building for a purchase price of $40.8 million in cash, subject to a limited set of certain closing conditions. See Note 9, Subsequent Events, to the Condensed Consolidated Financial Statements for details.

Other current assets:

	December 31, 2013	March 31, 2013
	(In thousands)
Prepaid expenses	$11,177	$13,762
Executive deferred compensation assets	1,157	693
Deposits	653	828
Receivable from sale of strategic investment and TPack	3,353	1,331
Other	1,489	1,384
	$17,829	$17,998
Property and equipment:

	Useful Life	December 31, 2013	March 31, 2013
	(In years)	(In thousands)
Machinery and equipment *	5-7	$44,887	$40,063
Leasehold improvements **	1-15	9,011	14,202
Computers, office furniture and equipment	3-7	43,992	43,485
Buildings **	31.5	—	2,756
Land **	—	—	9,800
		97,890	110,306
Less: accumulated depreciation and amortization		(77,718)	(75,915)
		$20,172	$34,391
* Includes capitalized mask costs.
** December 31, 2013 balances exclude $14.3 million, including land, building and leasehold improvements related to the Company's headquarters in Sunnyvale, California, which have been reclassified as assets held for sale and included under current assets.

Goodwill and purchased intangibles:
Goodwill is as follows:

	December 31, 2013	March 31, 2013
	(In thousands)
Goodwill	$11,425	$13,183

The reduction in goodwill of $1.8 million relates to the sale of TPack. See Note 8, Sale of TPack A/S, to the Condensed Consolidated Financial Statements for details.
Purchase-related intangibles are as follows:

	December 31, 2013				March 31, 2013
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$425,000	$(425,000)	$—	—	$441,300	$(431,771)	$9,529	3.5
Customer relationships	6,330	(6,163)	167	0.7	12,830	(10,507)	2,323	2.1
Patents/core technology rights/tradename	62,306	(62,306)	—	—	63,206	(63,067)	139	0.3
	$493,636	$(493,469)	$167		$517,336	$(505,345)	$11,991
During the quarter ended June 30, 2013, $11.4 million of purchased intangibles were written off pursuant to the sale of TPack. Please refer to Note 8, Sale of TPack A/S, to the Condensed Consolidated Financial Statements for further discussion.
As of December 31, 2013, the estimated future amortization expense of purchased intangible assets to be charged to operating expenses was as follows (in thousands):

Operating Expenses
Fiscal Years Ending March 31,
2014 (remainder of year)	$63
2015	104
Total	$167

Other assets:

	December 31, 2013	March 31, 2013
	(In thousands)
Non-current portion of prepaid expenses	$4,842	$7,866
Strategic investments	3,000	3,000
	$7,842	$10,866

Other accrued liabilities:

	December 31, 2013	March 31, 2013
	(In thousands)
Employee related liabilities	$1,902	$2,236
Executive deferred compensation	1,415	1,284
Income taxes	1,254	903
Professional fees	2,033	3,840
Other	4,574	2,467
	$11,178	$10,730

Strategic Investments
The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and in which the Company does not have the ability to exercise significant influence are carried at cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s Condensed Consolidated Balance Sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the nine months ended December 31, 2013 and 2012, the Company did not record any other-than-temporary impairment charges of its strategic investments and invested zero and $0.5 million, respectively, in non-marketable equity investments and these amounts are carried at adjusted cost.

Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	December 31, 2013				March 31, 2013
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$19,716	$—	$—	$19,716	$8,529	$—	$—	$8,529
Cash equivalents	3,914	—	—	3,914	10,536	—	—	10,536
U.S. Treasury securities and agency bonds	11,747	8	(4)	11,751	12,363	10	—	12,373
Corporate bonds	15,482	56	(4)	15,534	15,567	63	(2)	15,628
Mortgage-backed and asset-backed securities*	4,015	300	(47)	4,268	3,655	355	(7)	4,003
Closed-end bond funds	14,374	2,261	(818)	15,817	21,914	5,340	(39)	27,215
Preferred stock	2,406	878	—	3,284	4,878	2,314	—	7,192
	$71,654	$3,503	$(873)	$74,284	$77,442	$8,082	$(48)	$85,476
Reported as:
Cash and cash equivalents				$23,630				$19,065
Short-term investments available-for-sale				50,654				66,411
				$74,284				$85,476

* At December 31, 2013 and March 31, 2013, approximately $1.1 million and $1.4 million of the estimated fair value presented were mortgage-backed securities, respectively.
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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	December 31, 2013				March 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$19,716	$—	$—	$19,716	$8,529	$—	$—	$8,529
Cash equivalents	3,914	—	—	3,914	9,508	1,028	—	10,536
U.S. Treasury securities and agency bonds	11,596	155	—	11,751	12,373	—	—	12,373
Corporate bonds	—	15,534	—	15,534	—	15,628	—	15,628
Mortgage-backed and asset-backed securities	—	4,268	—	4,268	—	4,003	—	4,003
Closed-end bond funds	15,817	—	—	15,817	27,215	—	—	27,215
Preferred stock	—	3,284	—	3,284	—	7,192	—	7,192
	$51,043	$23,241	$—	$74,284	$57,625	$27,851	$—	$85,476
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three and nine months ended December 31, 2013 and 2012.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	December 31, 2013		March 31, 2013
	Cost	Estimated Fair Value	Cost	Estimated Fair Value
Less than 1 year	$7,259	$7,411	$9,205	$9,217
Mature in 1 – 2 years	22,341	22,369	19,843	20,040
Mature in 3 – 5 years	707	771	1,575	1,649
Mature after 5 years	937	1,002	962	1,098
	$31,244	$31,553	$31,585	$32,004
The following is a summary of gross unrealized losses as of (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of December 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$2,566	$(4)	$—	$—	$2,566	$(4)
Corporate bonds	2,811	(4)	—	—	2,811	(4)
Mortgage-backed and asset-backed securities	1,451	(47)	6	—	1,457	(47)
Closed-end bond funds	6,344	(721)	377	(97)	6,721	(818)
	$13,172	$(776)	$383	$(97)	$13,555	$(873)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$300	$—	$—	$—	$300	$—
Corporate bonds	2,276	(2)	113	—	2,389	(2)
Mortgage-backed and asset-backed securities	647	(3)	—	(4)	647	(7)
Closed-end bond funds	—	—	6,991	(39)	6,991	(39)
	$3,223	$(5)	$7,104	$(43)	$10,327	$(48)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges for the three and nine months ended December 31, 2013 and 2012. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of December 31, 2013 and March 31, 2013, the Company also had $3.5 million and $8.1 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

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
The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Beginning balance	$187	$370	$220	$454
Charged to costs of revenues	54	96	28	311
Cost incurred	(39)	(108)	(46)	(407)
Ending balance	$202	$358	$202	$358

Interest income (expense), net (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Interest income	$519	$685	$1,389	$1,915
Net realized gain on short-term investments	6	207	3,290	1,401
	$525	$892	$4,679	$3,316

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net loss	$(7,284)	$(71,562)	$(28,810)	$(116,509)
Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	73,989	66,113	71,986	64,489
Net effect of dilutive common share equivalents	—	—	—	—
Weighted average common shares outstanding, diluted	73,989	66,113	71,986	64,489
Basic and diluted net loss per share	$(0.10)	$(1.08)	$(0.40)	$(1.81)
The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 3.8 million and 4.7 million equivalent shares for the three and nine months ended December 31, 2013, respectively, and 5.4 million and 8.7 million equivalent shares for the three and nine months ended December 31, 2012, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive.
The effect of dilutive securities (comprised of options and restricted stock units) totaling 1.8 million and 1.4 million shares for the three and nine months ended December 31, 2013, respectively, and 1.4 million and 0.7 million shares for the three and nine months ended December 31, 2012, respectively, have been excluded from the net loss per share computation, as their impact would be anti-dilutive because the Company incurred net losses in the periods presented.
Total equivalent shares excluded from the net loss per share computation are 5.6 million and 6.1 million for the three and nine months ended December 31, 2013, respectively, and 6.8 million and 9.4 million for the three and nine months ended December 31, 2012, respectively.

3. RESTRUCTURING CHARGES

The Company recognizes restructuring costs related to asset impairment and exit or disposal activities. Costs relating to facilities closure or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable.
December 2012 Restructuring Program
In December 2012, the Company implemented a restructuring program to reorganize its operations and reduced its workforce by approximately 70 employees. The plan included eliminating job redundancies, reducing the Company's workforce and impairing the unamortized value of a software intellectual property license, which the Company does not intend to use to develop new products. As of December 31, 2013, the actual annual savings were within the range of originally expected savings of $8.0 million to $9.0 million for headcount expenses and $4.0 million to $5.0 million for other additional operational expenses. Total costs incurred and expected to be incurred as of December 31, 2013 in connection with the restructuring plan are $1.8 million.

August 2013 Restructuring Program
In August 2013, the Company implemented a restructuring program to reorganize its operations and reduced its workforce by approximately 20 employees. The plan included eliminating job redundancies, reducing the Company's workforce and impairing the unamortized value of a software intellectual property license, which the Company no longer intends to use to develop new products. The Company anticipates that the restructuring plan will reduce ongoing headcount expenses by approximately $3.0 million annually and other additional operational expenses by $0.5 million annually. Total costs incurred and expected to be incurred as of December 31, 2013 in connection with the restructuring plan are $1.0 million.

The restructuring activity during the three and nine months ended December 31, 2013 relating to the December 2012 and August 2013 restructuring programs is as follows (in thousands):

	Workforce Reduction	Asset Impairment	Total
Liability, March 31, 2013	$548	$—	$548
Restructuring charges	93	—	$93
Cash payments	(334)	—	$(334)
Liability, June 30, 2013	307	—	307
Restructuring charges	727	272	999
Non-cash items	—	(272)	(272)
Cash payments	(847)	—	(847)
Liability, September 30, 2013	$187	$—	$187
Restructuring charges	38	—	38
Cash payments	(225)	—	(225)
Liability, December 31, 2013	—	—	—

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
The Company has completed the first and second performance milestones and assessed the third and final performance milestone relating to the Veloce project as probable of achievement as of December 31, 2013. As of December 31, 2013, the Company assessed that all the effort required for the third milestone had been completed. The consideration relating to the three performance milestones, excluding the value allocated to the Unallocated Veloce Units, in the amount of $169.3 million, has been recognized as research and development expense through December 31, 2013 compared to $117.0 million as of December 31, 2012. During the three and nine months ended December 31, 2013, as part of the above arrangement, the Company paid approximately $1.2 million and $45.4 million, respectively, in cash and issued approximately 25,000 shares and 3.8 million shares, respectively, valued at approximately $0.2 million and $29.2 million, respectively. During the three and nine months ended December 31, 2012, as part of the above arrangement, the Company paid approximately $1.1 million and $15.9 million, respectively, in cash and issued approximately 0.2 million shares and 2.8 million shares, respectively, valued at approximately $1.1 million and $15.9 million, respectively.

The consideration that the Company will be obligated to pay will be allocated equally to each of the Veloce Equity Holders and the Unallocated Veloce Units. The Company is contractually required to distribute all Unallocated Veloce Units within a certain time period. During the three and nine months ended December 31, 2013, the Company distributed an additional 1,400 and 0.5 million Unallocated Veloce Units which had a related expense of $20,000 and $5.9 million, respectively. Veloce Equity Holders subject to vesting requirements will receive their distribution upon satisfaction of such vesting requirements.
For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense. Recognition of these costs as expense occurred when certain development and performance milestones became probable of achievement and were deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs. As of December 31, 2013, 0.9 million Unallocated Veloce Units had not been allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units is approximately $9.2 million.

Total R&D expenses recognized related to Veloce were approximately $2.9 million and $42.7 million during the three and nine months ended December 31, 2013, respectively, and approximately $51.9 million and $56.6 million during the three and nine months ended December 31, 2012, respectively. The Veloce accrued liability included on the Condensed Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock. Veloce consideration that has been accrued as of December 31, 2013 is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.

5. STOCKHOLDERS’ EQUITY
Preferred Stock
The Certificate of Incorporation allows for the issuance of up to two million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders. At December 31, 2013, there are no preferred shares outstanding.
Common Stock
At December 31, 2013, the Company had 375.0 million shares authorized for issuance and approximately 74.2 million shares issued and outstanding. At March 31, 2013, there were approximately 68.0 million shares issued and outstanding.

Employee Stock Purchase Plan ("ESPP")
Under the Company's 1998 Employee Stock Purchase Plan ("1998 Plan"), the Company had 6.3 million shares reserved for issuance. In August 2012, the Company’s stockholders approved the proposal to reserve an additional 1.8 million shares under the 2012 Employee Stock Purchase Plan ("2012 Plan"). Upon adoption of the 2012 Plan, the 1998 Plan was terminated. Under the terms of the 2012 Plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended December 31, 2013 and 2012, 0.3 million and zero shares were issued under the 2012 plan, respectively. In addition, during the nine months ended December 31, 2012, 0.4 million shares were issued under the 1998 plan. At December 31, 2013, 0.8 million shares were available for future issuance from the 2012 Plan.
Stock Repurchase Program
In August 2004, the Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company's common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board of Directors increased the stock repurchase program by $100.0 million. There were no stock repurchases during the nine months ended December 31, 2013. During the nine months ended December 31, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.3 million shares at a weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to the Company. As of December 31, 2013, the Company had $15.9 million available in its stock repurchase program.

 Stock Options
The Company has granted stock options to employees and non-employee directors under several plans. These option plans include three stockholder-approved plans (1992 Stock Option Plan, 1997 Directors’ Stock Option Plan and 2011 Equity Incentive Plan) and four plans not approved by stockholders (2000 Equity Incentive Plan, Cimaron Communications Corporation’s 1998 Stock Incentive Plan assumed in the fiscal 1999 merger, and JNI Corporation’s 1997 and 1999 Stock Option Plans assumed in the fiscal 2004 merger). Certain other outstanding options were assumed through the Company’s various acquisitions.
Option activity under the Company’s stock incentive plans during the nine months ended December 31, 2013 is set forth below (in thousands, except per share data):

	Number of Shares	Weighted Average Exercise Price Per Share
Outstanding at the beginning of the year	3,492	$10.26
Granted	40	7.35
Exercised	(641)	9.50
Cancelled	(420)	11.36
Outstanding at the end of the period	2,471	$10.22
Vested and expected to vest at the end of the period	2,470	$10.22
Vested and exercisable at the end of the period	2,344	$10.31
At December 31, 2013, the weighted average remaining contractual term for options outstanding and vested is 2.8 years.
The aggregate pretax intrinsic value of options exercised during the nine months ended December 31, 2013 was approximately $1.7 million. This intrinsic value represents the excess of the fair market value of the Company’s common stock on the date of exercise over the exercise price of such options.

The weighted average remaining contractual life and weighted average per share exercise price of options outstanding and of options exercisable as of December 31, 2013 were as follows (in thousands, except exercise prices and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.68 - $ 7.60	562	3.28	$6.71	473	$6.63
7.61 - 7.67	650	2.58	7.67	650	7.67
7.68 - 11.86	430	3.55	10.49	406	10.42
11.87 - 14.20	493	2.61	12.87	478	12.89
14.21 - 23.32	336	1.55	16.78	337	16.78
$ 1.68 - $23.32	2,471	2.77	$10.22	2,344	$10.31
As of December 31, 2013, the aggregate pre-tax intrinsic value of options outstanding and exercisable was approximately $9.0 million and $8.4 million, respectively. The aggregate pre-tax intrinsic values were calculated based on the closing price of the Company’s common stock of $13.37 on December 31, 2013.
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
In April 2011, the Committee authorized three-year performance-based RSU grants, or “EBITDA2” Grants. Fiscal 2012 and 2013 were declared as zero attainment years and vesting target shares have rolled over to fiscal 2014. The Company expects that all shares issued under the EBITDA2 program will expire unvested when the program concludes in May 2014.
In November 2011 and February 2012, the Committee authorized additional 18-month performance-based RSU grants, or “Performance Retention" Grants, which were intended to incentivize superior performance and retain key employees. In May 2012, the Committee authorized 12-month Performance Retention Grants. Vesting for the Performance Retention Grants was subject to (i) the accomplishment of goals and objectives of the individual’s business unit and (ii) individual performance as measured by the accomplishment of individual goals and objectives. The 18-month RSU shares generally vested 2/3 after one year, with certain unearned amounts able to roll over to the subsequent vesting period, and 1/3 after 18 months. The 12-month RSU shares had the opportunity to vest after 1 year. Unvested RSU shares remaining at the end of the program period expired unvested. This program has concluded and no further grants will be made under this program.

In February 2012, Dr. Gopi was awarded 500,000 performance-based RSUs based on three underlying performance milestones. The value of these RSUs is $3.7 million. The award associated with each underlying milestone will vest only if the Company's performance milestones relating to the Veloce merger are satisfied; otherwise they will expire unvested. The Company evaluates the probability of achieving the milestones and recognizes expense accordingly. As of December 31, 2013, the first two performance milestones have been completed and the third and final performance milestone was assessed as being probable of attainment, and the associated stock-based compensation expense has been recorded in the Company's Condensed Consolidated Financial Statements. In November 2013, Dr. Gopi was awarded an additional 500,000 RSUs of which 200,000 RSUs were vested on the grant date and the remaining 300,000 RSUs will vest upon the attainment of certain specified X-Gene and X-Weave commercialization goals. The value of these performance-based RSUs is $3.2 million.

In May and November 2013, the Committee authorized performance-based market stock units or "MSUs". The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the SPDR S&P Semiconductor Index ("Index”) over a two-year performance period (for half of the MSU award) and a three-year performance period (for the remaining half of the MSU award). The MSUs will vest between ranges of 0% and 150% based on the Company's relative TSR compared to the Index.

In May 2013, the Committee authorized an annual incentive compensation plan the (“FY2014 Short Term Plan”), that, if earned, would become payable in RSUs on May 15, 2014. The FY 2014 Short Term Plan will pay out based on fiscal 2014 revenue and non-GAAP earnings per share metrics. The award payouts for each corporate financial measure will range from 50% to 150% of the pre-established target level based on the Company's actual performance for fiscal 2014.

Restricted stock unit activity during the nine months ended December 31, 2013 is set forth below (in thousands):

Number of Shares
Outstanding at the beginning of the year	6,444
Awarded	3,069
Vested	(2,048)
Cancelled	(1,510)
Outstanding at the end of the period	5,955
The weighted average remaining contractual term for the restricted stock units outstanding as of December 31, 2013 was 1.0 year.
As of December 31, 2013, the aggregate pre-tax intrinsic value of restricted stock units outstanding was $79.6 million which includes performance-based awards which are subject to milestone attainment. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $13.37 on December 31, 2013.
The aggregate pretax intrinsic value of RSUs released during the nine months ended December 31, 2013 was $18.8 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
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

6. STOCK-BASED COMPENSATION
The Company accounts for stock-based compensation activity using the modified prospective method. This method requires companies to estimate the fair value of stock-based compensation on the date of grant using an option-pricing model. The Company uses the Black-Scholes model to value stock-based compensation for options and ESPP, and the fair market value of the Company's common stock for RSUs. The MSUs were valued using the Monte Carlo pricing model, which uses the Company's stock price, the Index value, expected volatilities of the Company's stock price and the Index, correlation coefficients and risk free interest rates to determine the fair value. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price, volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
The Company did not grant options or employee stock purchase rights during the three months ended December 31, 2013 and 2012. The fair value of the options and employee stock purchase rights granted during the nine months ended December 31, 2013 and 2012 is estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended December 31,
	Employee Stock Options		ESPP
	2013	2012	2013	2012
Expected life (years)	4.4	4.5	0.5	0.5
Risk-free interest rate	0.6%	0.7%	0.1%	0.2%
Volatility	49%	54%	57%	50%
Dividend yield	—%	—%	—%	—%
Weighted average fair value	$2.95	$2.47	$3.67	$1.50

The weighted average grant-date fair value per share of the restricted stock units awarded was $9.84 and $8.57 during the three and nine months ended December 31, 2013, respectively, compared to $6.13 and $5.71 during the three and nine months ended December 31, 2012, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
Effective April 1, 2013, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.6% to 6.7% as a result of an increased rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The following table summarizes stock-based compensation expense related to stock options and RSUs (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Stock-based compensation expense by type of award
Stock options	$648	$935	$1,987	$3,024
Restricted stock units	5,231	5,276	11,454	18,427
Total stock-based compensation	5,879	6,211	13,441	21,451
Stock-based compensation (capitalized to) expensed from inventory	3	11	(11)	94
Total stock-based compensation expense	$5,882	$6,222	$13,430	$21,545
The following table summarizes stock-based compensation expense as it relates to the Company’s Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Stock-based compensation expense by cost centers
Cost of revenues	$118	$147	$353	$502
Research and development	1,545	2,814	4,867	10,733
Selling, general and administrative	4,216	3,250	8,221	10,216
Total stock-based compensation	$5,879	$6,211	$13,441	$21,451
Stock-based compensation (capitalized to) expensed from inventory	3	11	(11)	94
Total stock-based compensation expense	$5,882	$6,222	$13,430	$21,545
The amount of unrecognized stock-based compensation cost estimated to be expensed from December 31, 2013 through fiscal 2018, including time and performance based awards that are expected to vest, is $21.7 million which will be recognized over a weighted-average period of 1.6 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unearned stock-based compensation expense. Future stock-based compensation expense and unearned stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.

The stock based compensation expense of approximately $21.5 million for the nine months ended December 31, 2012 does not include approximately $1.3 million of expense related to the acceleration of Veloce warrants. See Note 4, Veloce, to the Condensed Consolidated Financial Statements for further details relating to the Veloce warrants.

7. CONTINGENCIES
Legal Proceedings
The Company is currently a party to certain legal proceedings, including those noted in this section. While the Company presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company's financial position, results of operations, cash flows, or overall trends, legal proceedings are subject to inherent uncertainties, unfavorable rulings or other events that could occur. In addition, legal proceedings are expensive to prosecute and defend against and can divert management attention and Company resources away from the Company's business objectives. Unfavorable resolutions could include monetary damages against the Company or injunctions or other restrictions on the conduct of the Company’s business, or preclude the Company from recovering the damages it seeks in legal proceedings it has commenced. It is also possible that the Company could conclude it is in the best interests of its stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments or the surrender of rights to collect payments from third parties. However, the Company has not reached this conclusion with respect to any particular matter at this time.
In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study the contamination and evaluate cleanup options at the Omega Site (the Operable Unit 1 or “OU1”). In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site (the Operable Unit 3 or “OU3”) and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. As part of OU1 and OU3, efforts to remediate the soil and groundwater at the Omega Site, as well as the extraction of chemical vapors from the soil and improving indoor air quality in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2, and in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. In July 2013, EPA rejected a good faith offer (“GFO”) to settle the matter that OPOG had submitted in February 2013. In October 2013, OPOG submitted a revised GFO that EPA currently is considering. Settlement negotiations between the parties are expected to continue through fiscal year 2014. It is anticipated that such settlement negotiations will result in EPA and OPOG entering into a remediation consent decree with the Court regarding OU2. In December 2013, OPOG retained legal counsel to pursue claims against other PRPs for the regional groundwater contamination. In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In January 2012, as a result of challenges made by certain PRPs to the criteria previously used to allocate liability among OPOG members, and of the departure of certain PRPs from OPOG, OPOG approved changes to the cost allocation structure that resulted in an increase to the Company’s proportional allocation of liability. In addition, the subsequent departure of one or more other PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

In August 2013, a complaint was filed against the Company in the California Superior Court for Santa Clara County by Emulex Corporation (“Emulex”), a purchaser of certain Company products, alleging rights to indemnification by the Company for unspecified expenses incurred by Emulex in connection with patent infringement litigation brought against Emulex by Broadcom Corporation in 2009 and 2010. In September 2013, the Company filed an answer which, among other things, denied each of the allegations in the complaint and filed a cross complaint against Emulex seeking, among other things, damages for fraudulent inducement and a declaratory judgment that the Company has no duty to indemnify Emulex in the Broadcom litigation. Discovery has recently commenced in these actions.

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

In connection with the divestiture, we recorded a gain of $19.7 million. The following table summarizes the components of the gain (in thousands):

Total proceeds, net of working capital adjustment,	$30,175
Net assets and liabilities	(184)
Goodwill write off	(1,757)
Intangibles write off	(11,404)
Holdback amount	3,353
Legal fees and other costs	(484)
Gain on sale of TPack	$19,699

The total assets of TPack included $0.7 million of cash, cash equivalents and short term investments.

9. SUBSEQUENT EVENTS
On January 22, 2014, the “Company” entered into an agreement to sell its headquarters building and related parcel of land in Sunnyvale, California, for a purchase price of $40.8 million in cash. The closing of the sale is scheduled to occur on or before March 13, 2014, and is subject to a limited set of closing conditions. In connection with the execution of the agreement, the purchaser provided a non-refundable cash deposit of $7.0 million.

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

•
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2013 and 2012. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report. All statements included or incorporated by reference in this quarterly report, for the three and nine months ended December 31, 2013, other than statements or characterizations of historical fact, are forward-looking statements. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.
These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership; anticipated market penetration for ARM-based cloud servers; the timing, anticipated features and benefits of, and our plans and strategy for, our X-GeneTM Server on a ChipTM products and development platform, and other new products; our belief that our license for the ARM v8 architecture will allow us to introduce new products into high-growth markets where a combination of low power and high computational abilities are important; our strategy, including our focus on the development of products associated with our X-Gene architecture and our current connectivity investments in high-growth 10G, 40G and 100G solutions while continuing to service the OTN and SONET/SDH market; the timing and extent of customers’ transition away from older connectivity solutions and toward higher performance solutions; the anticipated amount, form and timing of consideration to be paid in connection with our acquisition of Veloce, including our assessment of the timing and probability of achievement of milestones under the Veloce merger agreement, and related impact on our share dilution, research and development expense and operating results; our sales and marketing strategy; our expectations regarding adequacy of leased facilities; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property; our expectations as to expenses, liquidity and capital resources, including without limitation our expected sources and uses of cash and substantial need for additional financing; our gross margin and how we may try to offset reductions in gross margin; our estimates regarding eventual actual costs compared to amounts accrued in our financial statements; factors affecting demand for our products; our ability to attract and retain qualified personnel; our restructuring program and related expense; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.
The forward-looking statements are based on our current expectations, estimates and projections about our industry and our business, management's beliefs, and other assumptions made by us. In addition, the forward-looking statements included below are based upon statements made by industry experts, analysts, and other third party sources. These statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part II,

Item 1A, “Risk Factors” and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement.

OVERVIEW
The Company
Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC”, the “Company”, “we” or “our”) is a global leader in computing and connectivity solutions that span embedded computing, Telco, and solutions for next-generation cloud infrastructure and data centers. Our products include the X-GeneTM ARM® 64-bit Server on a ChipTM solution, or X-Gene, designed for cloud data center and enterprise applications. X-Gene began sampling in silicon to several current and prospective customers and ecosystem partners in March 2013. We expect to begin generating sales revenue from X-Gene production during calendar year 2014. We believe that X-Gene is the first, and currently the only, ARM 64-bit server solution sampling today. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud data center silicon market by addressing the need for high performance, lower total cost of ownership silicon and system solutions.
In July 2013, we announced the X-Weave family of products, designed to meet the needs of public cloud, private cloud and enterprise data centers. The X-Weave family of products spans 100Gbps to 240Gbps of connectivity with unique multi protocol features and high density.
X-Gene builds upon our solid base business of providing energy efficient, sustainable computing and connectivity solutions. Our embedded computing products are deployed in applications in markets such as control- and data-plane functionality, wireless access points, residential gateways, wireless base-stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers. Our connectivity products address high-growth segments including 10, 40, and 100Gbps solutions serving data center and service provider market opportunities. Our connectivity products include framer/mapper devices for Optical Transport Network (“OTN”) equipment and physical layer devices that transmit and receive signals in a very high-speed serial format.
Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world. As of December 31, 2013, our business had two reporting units, Computing and Connectivity.
Since the start of fiscal 2013, we have invested a total of $308.3 million in the Research and Development ("R&D") of new products, including higher-speed, lower-power and lower-cost products, products that combine the functions of multiple existing products into single highly-integrated solutions, and other products to expand and complete our portfolio of communications solutions including our ARM 64-bit based server product development. These products, and our customers’ products for which they are intended, are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, we have not yet generated significant revenues from some of the products developed during this time period. In addition, downturns in the telecommunications market and other economic and technological developments can severely impact our customers’ businesses and often result in significantly less demand for our products than was expected when the development work commenced.
Acquisition of Veloce
On June 20, 2012 (the “Closing Date”), we completed the acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, (the “Merger Agreement”). Veloce has been developing specific technology for us.
The terms of the Merger Agreement include the payment of the total consideration, payable to holders of Veloce common stock options that were vested on the Closing Date and holders of Veloce common stock and stock equivalents (collectively “Veloce Equity Holders”), and to Veloce stock equivalents that had not yet been allocated to individuals (“Unallocated Veloce Units”). During the three and nine months ended December 31, 2013, as part of the above arrangement, we paid approximately $1.2 million and $45.4 million, respectively, in cash and issued approximately 25,000 shares and 3.8 million shares, respectively, valued at approximately $0.2 million and $29.2 million, respectively. During the three and nine months ended December 31, 2012, as part of the above arrangement, we paid approximately $1.1 million and $15.9 million, respectively, in cash and issued approximately 0.2 million shares and 2.8 million shares, respectively, valued at approximately $1.1 million and $15.9 million, respectively.
The total estimated consideration to be paid is based upon the benchmarks achieved during simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated consideration to be paid was updated during fiscal 2013 from a previous estimated maximum of approximately $135.0 million to the contractual maximum of $178.5 million. The consideration that we are obligated to pay upon completion of the respective performance milestones can be settled in cash or our common stock (or a combination of cash and stock), at our election.
We have treated the Veloce merger as a “reorganization” under Section 368 of the Internal Revenue Code in our and Veloce's tax returns. We believe that the requirements to qualify as a reorganization under the Code will be met.
For accounting purposes, the costs to be incurred in connection with the development milestones relating to Veloce is considered compensatory and is recognized as R&D expense. Recognition of these costs as expense occurred when certain development and performance milestones became probable of achievement and were deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs. As of December 31, 2013, 0.9 million Unallocated Veloce Units had not been allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units is approximately $9.2 million.

We periodically evaluate the progress of the development work that is being performed in connection with our contractual arrangement with Veloce. Based on such an evaluation as well as various other qualitative factors, we estimate the total value of the development work being performed and assess the timing and probability of attaining contractually defined performance milestones. We have completed the first and second performance milestones and assessed the third and final performance milestone relating to the Veloce project as probable of achievement as of December 31, 2013. As of December 31, 2013, the Company assessed that all the effort required for the third milestone had been completed.
Cumulative R&D expenses recognized in connection with the achievement of the three performance milestones through December 31, 2013 is $169.3 million. Total R&D expenses recognized were approximately $2.9 million and $42.7 million during the three and nine months ended December 31, 2013, respectively and approximately $51.9 million and $56.6 million during the three and nine months ended December 31, 2012, respectively. The Veloce accrued liability included on the Condensed Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock. Veloce consideration that has been accrued as of December 31, 2013, is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.
As of December 31, 2013, $107.7 million has been paid and we expect that approximately an additional $50.4 million will be paid in cash and stock by March 31, 2014. The $107.7 million paid to date includes approximately $61.9 million in cash and the issuance of 6.7 million shares of common stock valued at approximately $45.8 million.
Summary Financials
The following tables present a summary of our results of operations for the three and nine months ended December 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$54,844	100.0%	$51,698	100.0%	$3,146	6.1%
Cost of revenues	21,644	39.5	22,958	44.4	(1,314)	(5.7)
Gross profit	33,200	60.5	28,740	55.6	4,460	15.5
Total operating expenses	40,900	74.6	101,942	197.2	(61,042)	(59.9)
Operating loss	(7,700)	(14.0)	(73,202)	(141.6)	(65,502)	(89.5)
Interest and other income, net	617	1.1	2,258	4.4	(1,641)	(72.7)
Loss before income taxes	(7,083)	(12.9)	(70,944)	(137.2)	(63,861)	(90.0)
Income tax expense (benefit)	201	0.4	618	1.2	(417)	(67.5)
Net loss	$(7,284)	(13.3)%	$(71,562)	(138.4)%	$(64,278)	(89.8)%

	Nine Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$164,379	100.0%	$139,316	100.0%	$25,063	18.0%
Cost of revenues	65,383	39.8	61,874	44.4	3,509	5.7
Gross profit	98,996	60.2	77,442	55.6	21,554	27.8
Total operating expenses	132,213	80.4	198,348	142.4	(66,135)	(33.3)
Operating loss	(33,217)	(20.2)	(120,906)	(86.8)	(87,689)	(72.5)
Interest and other income, net	4,988	3.0	4,855	3.5	133	2.7
Loss before income taxes	(28,229)	(17.2)	(116,051)	(83.3)	(87,822)	(75.7)
Income tax expense (benefit)	581	0.4	458	0.3	123	26.9
Net loss	$(28,810)	(17.5)%	$(116,509)	(83.6)%	$(87,699)	(75.3)%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Alcatel-Lucent, Ciena, Cisco, Brocade, Fujitsu, Hitachi, Huawei, Juniper, Ericsson, NEC, Nokia Siemens Networks, and Tellabs, who in turn supply their equipment principally to communications service providers.
On a sell-through basis, excluding non-cancelable non-returnable inventory we had approximately 70 days of inventory in the distributor channel at December 31, 2013 as compared to 51 days at December 31, 2012. The increase in inventory days was primarily due to the timing of sell-through of distributor inventory.
The gross margins for our solutions have declined from time to time in the past. Factors that have caused downward pressure on gross margins for our products include competitive pricing pressures, unfavorable product mix, the cost sensitivity of our customers particularly in the higher-volume markets, new product introductions by us or our competitors and capacity constraints in our supply chain. From time to time, for strategic reasons, we may accept initial orders at less than optimal gross margins in order to facilitate the introduction and/or market penetration of our new or existing products. To maintain acceptable operating results, we seek to offset any reduction in gross margins of our products by reducing operating costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis.
We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets, including our strategy to focus on the transition to the high-growth data center market.
We are continuing to focus our current connectivity investments on high-growth 10G, 40G and faster Ethernet solutions, data center, OTN and enterprise market opportunities while continuing to service the Telecom (SONET/SDH) market. Over time, we believe customers will transition from the SONET/SDH standard to higher speed, lower power products that utilize the OTN standard in order to support the increasing demand for transmission of data over networks. However, the timing and extent of this transition is uncertain due to the significant investment that is needed to convert networks to the OTN standard. As such, the rate of conversion to the OTN standard is, in part, greatly influenced by global economic market conditions. Recessionary type market conditions will result in a slower transition of networks to the OTN standard. Additionally, there can be no assurance that our revenues will increase as the OTN standard is adopted.
The portion of our business represented by connectivity revenues attributable to our OTN and 10 gigabit or faster Ethernet products and that is attributable to our SONET/SDH and Legacy Switch products was 89% and 11%, and 85% and 15% for the three and nine months ended December 31, 2013, respectively and 80% and 20%, and 77% and 23% for the three and nine months ended December 31, 2012, respectively.
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

•
changes in the timing and amounts of shipments due to our decision to phase out a particular product, which often results in near-term “last-time-buy” orders for the “end-of-life” product that would otherwise have been placed and shipped in later periods;

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

For these and other reasons, our net revenue and results of operations for the three and nine months ended December 31, 2013 may not necessarily be indicative of future net revenue and results of operations.
Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Avnet (distributor)	27%	27%	28%	28%
Wintec (global logistics provider)	26%	21%	22%	20%

We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.
Net revenues by geographic region, which are primarily denominated in U.S. dollars, were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2013		2012		2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$25,753	47.0%	$22,910	44.3%	$79,250	48.2%	$56,337	40.4%
Taiwan	3,577	6.4	6,513	12.6	9,663	5.8	16,579	11.9
Hong Kong	5,301	9.7	4,487	8.7	14,980	9.1	16,405	11.8
China	552	1.0	290	0.6	2,993	1.8	1,879	1.4
Europe	9,576	17.5	9,556	18.5	28,532	17.4	26,345	18.9
Japan	6,011	11.0	2,142	4.1	15,095	9.2	6,180	4.4
Malaysia	1,484	2.7	1,413	2.7	4,377	2.7	3,758	2.7
Singapore	2,434	4.4	2,773	5.4	7,872	4.8	7,835	5.6
Other Asia	100	0.2	1,346	2.6	1,204	0.7	3,276	2.4
Other	56	0.1	268	0.5	413	0.3	722	0.5
	$54,844	100.0%	$51,698	100.0%	$164,379	100.0%	$139,316	100.0%

Increase in revenues for the three and nine months ended December 31, 2013 compared to the three and nine months ended December 31, 2012 is primarily due to improvements in customer demand and macro-economic conditions.
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
The following table reconciles Adjusted EBITDA to the accompanying financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
Net loss	$(7,284)	$(71,562)	$(28,810)	$(116,509)
Adjustments to net loss:
Interest and other expense (income), net	(600)	(689)	(1,012)	(2,023)
Stock-based compensation expense	5,882	6,222	13,430	21,545
Warrant expense	—	—	—	1,289
Amortization of purchased intangibles	62	1,017	420	3,626
Restructuring charges, net	38	6,218	1,130	6,218
Veloce accrued liability	2,945	51,930	42,684	56,580
Impairment of marketable securities*	(17)	(270)	(3,976)	(1,533)
Depreciation and amortization	3,423	3,889	10,679	10,244
Gain on sale of assets	—	(1,299)	—	(1,299)
Gain on sale of TPack	—	—	(19,699)	—
Other and income tax adjustment	202	618	594	325
Adjusted EBITDA	$4,651	$(3,926)	$15,440	$(21,537)

*
For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized. Impairments were previously recognized in accordance with GAPP and being unwound by sale/accretion of the underlying securities.

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
We also assess the performance of our business on a non-GAAP basis, excluding the impact of expenditures relating to our X-Gene product development costs. Non-GAAP net income (loss) is derived by excluding certain items required by GAAP, such as stock-based compensation charges, amortization of purchased intangibles, Veloce accrued liability, restructuring charges, impairment of marketable securities, income taxes, and other one-time and/or non-cash items. In addition, when X-

Gene product development related expenditures are excluded from the above, we derive the adjusted Non-GAAP income from our base business (“NGIBB”).
The following table reconciles GAAP net loss to the NGIBB (in thousands except for per share data):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012
GAAP net loss	$(7,284)	$(71,562)	$(28,810)	$(116,509)
Adjustments:
Stock-based compensation expense	5,882	6,222	13,430	21,545
Warrant expense	—	—	—	1,289
Amortization of purchased intangibles	62	1,017	420	3,626
Restructuring charges, net	38	6,218	1,130	6,218
Gain on sale of assets	—	(1,299)	—	(1,296)
Veloce accrued liability	2,945	51,930	42,684	56,580
Acquisition related recoveries	—	—	—	(133)
Impairment of marketable securities	(17)	(270)	(3,976)	(1,533)
Gain on sale of TPack	—	—	(19,699)	—
Other and income tax adjustment	(48)	832	(156)	1,351
Total GAAP to Non-GAAP adjustments	8,862	64,650	33,833	87,647

Non-GAAP net income (loss)	1,578	(6,912)	5,023	(28,862)
X-Gene product development costs*	16,921	14,834	46,630	38,600
NGIBB	$18,499	$7,922	$51,653	$9,738

Diluted non-GAAP pro-forma income per share	$0.24	$0.12	$0.70	$0.15

Shares used in calculating diluted non-GAAP pro-forma income per share	75,754	67,495	73,430	65,225
* These amounts relate to direct expenditures associated with the X-Gene product development and do not include costs incurred relating to the Veloce accrued liability.
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
The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the orders will result in future revenues and the effect of changing lead times on bookings. It also does not indicate the extent to which orders resulted from our product phase-out decisions, which can cause customers to place final, non-recurring “last time buy” orders for the “end of life” product. Our book-to-bill ratio at December 31, 2013, March 31, 2013 and December 31, 2012 was 0.9, 0.7 and 1.3 respectively.
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
Investments
We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors we consider in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization) and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we decided to sell the security, an other-than-temporary impairment shall be considered to have occurred. However, if we do not intend to sell the debt security, we shall consider available evidence to assess whether it is more likely than not we will be required to sell the security before the recovery of its amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of its amortized cost basis, an other-than-temporary impairment is considered to have occurred. If we do not expect to recover the entire amortized cost basis of the security, we would not be able to assert that we will recover its amortized cost basis even if we do not intend to sell the security. Therefore, in those situations, an other-than-temporary impairment shall be considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the three and nine months ended December 31, 2013 and 2012, we did not record any other-than-temporary impairment charges. As of December 31, 2013, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $0.9 million as we believe that such unrealized losses are temporary. In addition, we had $3.5 million in unrealized gains.
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
Upon assessing a performance milestone as probable of achievement, R&D expense is recognized based upon the estimated stage of development of that milestone and the estimated value associated with each performance milestone. The amount of R&D costs recognized in connection with the Veloce consideration excludes any value relating to Veloce common stock that has not been allocated to individuals. Payment of the Veloce consideration will occur based upon when a performance milestone is completed and upon satisfaction of vesting requirements, if applicable. Significant judgment is required to estimate the total value of the Veloce development work, assess when a performance milestone is probable of achievement and estimate the timing of when the performance milestones will be completed. We rely on discussions with internal technical personnel and use various qualitative and quantitative factors, including, but not limited to, overall complexity, stage of development and progress made to date, results of testing, and consideration as to the nature of the remaining development work, to assess probability of attaining the performance milestones defined in the Merger Agreement. If based on our assessment we believe attainment of a performance milestone is probable, we recognize expenses related to the estimated stage of development for the performance milestone, excluding the value relating to the Unallocated Veloce Units. As of December 31, 2013, the first and second performance milestones had been attained and the third and final performance milestone is believed to be probable of attainment. As of December 31, 2013, the Company assessed that all the effort required for the third milestone had been completed.
The estimated total value of the Veloce consideration is currently based upon the benchmarks that were achieved during simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during simulations, the total estimated value to Veloce was updated from a previous estimated maximum of $135 million to the contractual maximum of $178.5 million of which approximately $169.3 million has been recognized through December 31, 2013.
Total R&D expenses recognized were approximately $2.9 million and $42.7 million during the three and nine months ended December 31, 2013, respectively, and approximately $51.9 million and $56.6 million during the three and nine months ended December 31, 2012, respectively. See Note 4, "Veloce", to the Condensed Consolidated Financial Statements.
Inventory Valuation
Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. The estimates we use for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with our revenue forecasts. If our demand forecast is greater than our actual demand we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by FASB ASC paragraph 330-10-35-14. To illustrate the sensitivity of inventory valuations to future estimates, as of December 31, 2013, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $0.3 million and increasing our future demand forecast to 18 months would increase our current inventory valuation by approximately $32,000.
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
Mask Costs
We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. We periodically reassess the estimated product production period for specific mask sets capitalized. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three and nine months ended December 31, 2013, total mask costs capitalized were $2.6 million and $3.8 million, respectively. During the three and nine months ended December 31, 2012, total mask costs capitalized was zero and $3.1 million, respectively.
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
During the three and nine months ended December 31, 2013, we have also granted Market Stock Units (“MSUs”). The fair value of these grants was determined using the Monte Carlo model and considers the following inputs: our stock price, the SPDR S&P Semiconductor Index value, expected volatilities of our stock price and the Index, correlation coefficients and risk free interest rates. Expense recognized relating to these grants is recorded ratably over the vesting term, net of estimated forfeitures.
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

RESULTS OF OPERATIONS
Comparison of the Three and Nine Months Ended December 31, 2013 to the Three and Nine Months Ended December 31, 2012
Net Revenues. Net revenues for the three and nine months ended December 31, 2013 were $54.8 million and $164.4 million, representing an increase of 6.1% and 18.0% from net revenues of $51.7 million and $139.3 million for the three and nine months ended December 31, 2012, respectively. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets. See the following tables (dollars in thousands):

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Computing	$28,821	52.6%	$29,536	57.1%	$(715)	(2.4)%
Connectivity	26,023	47.4	22,162	42.9	3,861	17.4
	$54,844	100.0%	$51,698	100.0%	$3,146	6.1%

	Nine Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Computing	$80,063	48.7%	$75,749	54.4%	$4,314	5.7%
Connectivity	84,316	51.3	63,567	45.6	20,749	32.6
	$164,379	100.0%	$139,316	100.0%	$25,063	18.0%

During the three and nine months ended December 31, 2013, our Computing revenues decreased by 2.4% and increased by 5.7%, respectively, and our Connectivity revenues increased by 17.4% and 32.6%, respectively, compared to the same period last year. Our Computing revenues for the nine months ended December 31, 2013 included a significant end-of-life order compared to the nine months ended December 31, 2012. The increase in Connectivity revenues was a result of higher demand for our new products due to increasing capital expenditure on OTN and Ethernet in Telecom and Datacenter infrastructures.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2013 and 2012 (dollars in thousands):

	Three months ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$54,844	100.0%	$51,698	100.0%	$3,146	6.1%
Cost of revenues	21,644	39.5	22,958	44.4	(1,314)	(5.7)
	$33,200	60.5%	$28,740	55.6%	$4,460	15.5%

	Nine Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Net revenues	$164,379	100.0%	$139,316	100.0%	$25,063	18.0%
Cost of revenues	65,383	39.8	61,874	44.4	3,509	5.7
	$98,996	60.2%	$77,442	55.6%	$21,554	27.8%

The gross profit percentage for the three and nine months ended December 31, 2013 was 60.5% and 60.2% compared to 55.6% each for the three and nine months ended December 31, 2012. The gross profit percentage, excluding the impact of amortization of purchased intangibles, was 60.5% and 60.3%, and 56.9% and 57.0%, respectively, for the three and nine months ended December 31, 2013 and 2012, respectively. The increase in our gross profit percentage was primarily due to favorable product mix and the absorption of fixed costs across higher overall revenues.
The amortization of purchased intangible assets included in cost of revenues during the three and nine months ended December 31, 2013 and 2012 was zero and $0.1 million, and $0.7 million and $2.0 million, respectively. The decrease during the three and nine months ended December 31, 2013 was primarily due to the impact of intangible assets written off due to the sale of TPack in April 2013 and certain purchased intangible assets being fully amortized during the fiscal year ended March 31, 2013.
Research and Development and Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the three and nine months ended December 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$29,870	54.5%	$82,711	160.0%	$(52,841)	(63.9)%
Selling, general and administrative	$10,930	19.9%	$12,675	24.5%	$(1,745)	(13.8)%

	Nine Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$120,926	73.6%	$151,865	109.0%	$(30,939)	(20.4)%
Selling, general and administrative	$29,602	18.0%	$38,676	27.8%	$(9,074)	(23.5)%

Research and Development. The decrease of 63.9% or $52.8 million of R&D expenses for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 was mainly due to $49.1 million decrease in Veloce related expenses, $2.6 million decrease in personnel costs and $1.3 million decrease in stock compensation expense. The decrease of 20.4% or $30.9 million of R&D expenses for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 was mainly due to $14.0 million decrease in Veloce related expenses, $7.6 million decrease in personnel costs and $5.8 million decrease in stock compensation expense.
Research and development expense recognized in connection with the Veloce consideration was $2.9 million and $42.7 million, and $51.9 million and $56.6 million during the three and nine months ended December 31, 2013 and 2012, respectively. Refer to Note 4, Veloce, to the Condensed Consolidated Financial Statements for further details.
Selling, General and Administrative. The decrease in SG&A expenses of 13.8% or $1.7 million during the three months ended December 31, 2013, compared to the three months ended December 31, 2012 was mainly due to $1.8 million decrease in personnel costs and $1.0 million decrease in legal expenses, partially offset by $0.9 million increase in stock compensation expense. The decrease in SG&A expenses of 23.5% or $9.1 million for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012, was mainly due to $4.6 million decrease in personnel costs, $2.2 million decrease in legal expenses and $2.0 million decrease in stock compensation expense.
Stock-Based Compensation. The following table presents stock-based compensation expense for the three and nine months ended December 31, 2013 and 2012, which was included in the tables above (dollars in thousands):

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$121	0.2%	$158	0.3%	$(37)	(23.4)%
Research and development	1,545	2.8	2,814	5.4	(1,269)	(45.1)
Selling, general and administrative	4,216	7.7	3,250	6.3	966	29.7
	$5,882	10.7%	$6,222	12.0%	$(340)	(5.5)%

	Nine Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Costs of revenues	$342	0.2%	$596	0.4%	$(254)	(42.6)%
Research and development	4,867	3.0	10,733	7.7	(5,866)	(54.7)
Selling, general and administrative	8,221	5.0	10,216	7.3	(1,995)	(19.5)
	$13,430	8.2%	$21,545	15.4%	$(8,115)	(37.7)%

The decrease in stock-based compensation of 5.5% and 37.7% during the three and nine months ended December 31, 2013 compared to the three and nine months ended December 31, 2012 was primarily due to the effect of the expense that was recorded relating to our Performance Retention Grants during the three and nine months ended December 31, 2012, partially offset by the expense relating to Dr. Gopi's vested performance-based restricted stock units. Stock-based compensation expense will continue to have a potentially significant adverse impact on our reported results of operations, although it will have no impact on our overall cash flows.
Interest and Other Income, net. The following table presents interest and other income (expense), net for the three and nine months ended December 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Interest income (expense), net	$525	1.0%	$892	1.7%	$(367)	(41.1)%
Other income (expense), net	$92	0.2%	$1,366	2.6%	$(1,274)	(93.3)%

	Nine Months Ended December 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Interest income (expense), net	$4,679	2.8%	$3,316	2.4%	$1,363	41.1%
Other income (expense), net	$309	0.2%	$1,539	1.1%	$(1,230)	(79.9)%

Interest Income (Expense), net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The decrease in interest income, net for the three months ended December 31, 2013 compared to the three months ended December 31, 2012 was primarily due to our lower short-term investments available for sale balances. The increase in interest income, net for the nine months ended December 31, 2013 compared to the nine months ended December 31, 2012 was primarily due to realized gains from the sale of short-term investments and marketable securities, offset by lower interest income due to our lower short-term investments available-for-sale balances.

FINANCIAL CONDITION AND LIQUIDITY
As of December 31, 2013, our principal source of liquidity consisted of $74.3 million in cash, cash equivalents and short-term investments which is approximately $1.00 per share of outstanding common stock as compared to $1.26 per share at March 31, 2013. Working capital, defined as net current assets minus net current liabilities was $56.0 million as of December 31, 2013. Total cash, cash equivalents and short-term investments decreased by $11.2 million during the nine months ended December 31, 2013 mainly due to cash used for operations of $33.4 million, purchase of property, equipment and other assets of $5.6 million, funding of restricted stock units withheld taxes of $5.5 million and decrease in net unrealized gains of available-for-sale investments by $5.4 million, partially offset by net proceeds from the sale of TPack of $29.5 million and proceeds from issuance of common stock of $8.6 million. At December 31, 2013, we had contractual obligations not included on our balance sheet totaling $93.6 million, primarily related to facility leases, IP licenses, engineering design software tool licenses, non-cancelable inventory purchase commitments and liabilities for uncertain tax positions.

For the nine months ended December 31, 2013, we used $33.4 million of cash in our operations compared to $30.9 million used for our operations for the nine months ended December 31, 2012. Our net loss of $28.8 million for the nine months ended December 31, 2013 included $44.8 million of non-cash charges consisting of $7.7 million of depreciation, $0.4 million of amortization of purchased intangibles, $0.3 million of non-cash restructuring costs, $13.4 million of stock-based compensation and $42.7 million of additional Veloce compensation cost, partially offset by $19.7 million of net gain on sale of TPack. Our net loss of $116.5 million for the nine months ended December 31, 2012 included $93.4 million of non-cash charges consisting of $7.2 million of depreciation, $3.6 million of amortization of purchased intangibles, $22.8 million of stock-based compensation, $56.6 million of additional Veloce compensation cost and $4.7 million of restructuring costs offset by $1.3 million gain on asset disposals, $0.1 million relating to the tax effect on other comprehensive income and $0.1 million in acquisition related adjustment (relating to our TPack acquisition in fiscal 2011). The remaining change in operating cash flows for the nine months ended December 31, 2013 primarily reflected the decreases in inventory, other assets, accounts payable, Veloce accrued liability and deferred revenue, and increases in accounts receivable, assets held for sale and accrued payroll and other accrued liabilities. Our overall quarterly days sales outstanding was 47 days and 39 days for the three months ended December 31, 2013 and March 31, 2013, respectively. The primary reason for the increase in our days sales outstanding was the increase in the revenues generated during the last month of the quarter ended December 31, 2013 as compared to the same period for the quarter ended March 31, 2013.
Our investing activities provided $35.5 million in cash during the nine months ended December 31, 2013, compared to $17.0 million during the nine months ended December 31, 2012. During the nine months ended December 31, 2013, we used $5.6 million for the purchase of property and equipment and received proceeds of $29.5 million from the sale of TPack, net proceeds of $10.4 million from short-term investment activities and proceeds of $1.3 million from the sale of an equity investment. During the nine months ended December 31, 2012, we used $8.5 million for the purchase of property and equipment, $0.5 million for purchase of strategic investment and $0.5 million for the issuance of a note receivable offset by net proceeds of $17.5 million from short-term investment activities, $7.1 million from sales of strategic equity investment and $1.8 million from the sale of equipment and other assets.
Our financing activities provided $2.5 million in cash from during the nine months ended December 31, 2013 compared to $1.5 million during the nine months ended December 31, 2012. The major financing use of cash for the nine months ended December 31, 2013 was the withholding of restricted stock units for taxes of $5.5 million, offset by proceeds from the issuance of common stock of $8.6 million. The major financing uses of cash for the nine months ended December 31, 2012 were the $0.7 million for the repurchase of common stock, $0.5 million for the payment of a contingent consideration, $2.8 million for restricted stock units withheld for taxes and $0.4 million for other uses, partially offset by proceeds from the issuance of common stock of $5.8 million.
Sale of TPack
During the quarter ended June 30, 2013, we completed the sale of TPack and certain specified intellectual property assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, net of working capital adjustments. During the quarter, we received a cash payment of $30.2 million. The remaining acquisition consideration of $3.4 million has been held back by the buyer until March 2014 to secure our indemnification obligations subject to and in accordance with the terms of the purchase agreement and is included in other current assets in the Condensed Consolidated Balance Sheet. In connection with this sale, we recorded a gain of $19.7 million for the three months ended June 30, 2013. Refer to Note 8, Sale of TPack A/S, to the Condensed Consolidated Financial Statements for details.
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

During the three and nine months ended December 31, 2013, as part of the above arrangement, we paid approximately $1.2 million and $45.4 million, respectively, in cash and issued approximately 25,000 shares and 3.8 million shares, respectively, valued at approximately $0.2 million and $29.2 million, respectively. During the three and nine months ended December 31, 2012, as part of the above arrangement, we paid approximately $1.1 million and $15.9 million, respectively, in cash and issued approximately 0.2 million shares and 2.8 million shares, respectively, valued at approximately $1.1 million and $15.9 million, respectively.

Payment of the remaining Veloce consideration will occur based upon when each performance milestone is completed and when satisfaction of vesting requirements, if applicable, are met. As of December 31, 2013, the first two performance milestones were completed, and the third and final performance milestone was believed to be probable of attainment. As of December 31, 2013, the Company assessed that all the effort required for the third milestone had been completed.

As of December 31, 2013, $107.7 million had been paid and we expect that approximately an additional $50.4 million will be paid in cash and stock by March 31, 2014. The $107.7 million paid to date includes approximately $61.9 million in cash and the issuance of 6.7 million shares of common stock valued at approximately $45.8 million. The Veloce accrued liability included on the Condensed Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock.

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
Our available liquidity could be adversely affected, however, if we decide to satisfy the Veloce liability using a greater proportion of cash rather than our common stock, than we currently anticipate, or if our normal operations or unforeseen events require us to expend more cash than currently anticipated. If our stock price declines, it could result in greater dilution to our stockholders. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. Our liquidity could also be adversely affected if we are forced to liquidate our investments on short notice and not be able to realize fair market value and realize losses. There can be no assurance that any of the options that we currently believe to be available are now, or in the future will be, viable on commercially reasonable terms or at all. In January 2014, we agreed to sell our headquarters building and related parcel of land for a purchase price of $40.8 million in cash, subject to a limited set of closing conditions, and to lease a portion of the space from the purchaser upon the closing of the sale. In connection with the execution of the agreement, the purchaser provided a non-refundable cash deposit of $7.0 million. The closing is anticipated to occur on or before March 13, 2014.
Stock Repurchase Program
In August 2004, the Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board of Directors increased the stock repurchase program by $100.0 million. There were no stock repurchases during the nine months ended December 31, 2013. During the nine months ended December 31, 2012, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. From the time the program was first implemented in August 2004, we have repurchased on the open market a total of 17.3 million shares at weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to us. As of December 31, 2013, we had $15.9 million available in our stock repurchase program.
Other
Our aggregate fixed commitments payable over the next four years for licensing fees relating to our R&D efforts, including our licensed IP, technology, product design, test and verification tools, are approximately $18.9 million and are included in the table below.

The following table summarizes our contractual operating leases and other purchase commitments as of December 31, 2013 (in thousands):

Fiscal Years Ending March 31,	Operating Leases	Other Purchase Commitments		Total
2014 (remainder of year) *	$387	$76,107	*	$76,494
2015	1,042	10,966		12,008
2016	277	4,721		4,998
2017	83	—		83
Total minimum payments	$1,789	$91,794		$93,583

*
Includes liability for uncertain tax positions of $43.5 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2013.

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
We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2013, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $50.7 million and a cost basis of $48.0 million Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2013 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of December 31, 2013	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$52,759	$52,144	$51,456	$50,654	$49,836	$49,022	$48,213
The modeling technique used measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, 100 basis points and 150 basis points. While this modeling technique provides a measure of our exposure to market risk, the current economic turbulence could cause interest rates to shift by more than 150 basis points.
We also invest in equity instruments of private companies for business and strategic purposes. These investments are valued based on our historical cost less any recognized impairments. The estimated fair values are not necessarily representative of the amounts that we could realize in a current transaction.
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the nine months ended December 31, 2013. Gains and losses are recognized in income or expenses in the Condensed Consolidated Statements of Operations in the current period.

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
As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth under Note 7, Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

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
*Our liquidity may deteriorate based on our future uses of cash
Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if we decide to pay for the remainder of the Veloce acquisition consideration using a greater proportion of cash, instead of our common stock, than is currently anticipated, or if our normal operations or unforeseen events require us to expend more cash than anticipated. As a result of any of the above, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital or generate cash. In addition, we may elect to raise additional capital or generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we currently believe to be available are now, or in the future will be, viable on commercially reasonable terms or at all. In January 2014, we agreed to sell our headquarters building and related parcel of land to a third party for a purchase price of $40.8 million in cash, subject to a limited set of closing conditions, and to lease a portion of the space from the purchaser upon the closing of the sale. However, we cannot guarantee that the closing will occur as currently anticipated.
During the nine months ended December 31, 2013 and 2012, our cash used in operating activities was approximately $33.4 million and $30.9 million, respectively.
*If we are unable to timely develop new products or new versions of products to replace our current products, our operating results and competitive position will be materially harmed.
Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors could render our existing products less competitive or obsolete. Some of our existing products have experienced weakening overall demand, and revenues from these legacy products can be expected to decline further over time. Accordingly, our future operating results and ability to compete will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition will be negatively affected. In particular, our inability to productize and generate demand for our X-GeneTM Server on a ChipTM solution and related products in a timely manner would have a material adverse effect on our financial results and condition.
The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our successful collaboration with our ecosystem and technology partners;

•	availability, quality, price, performance, power consumption, size and total cost of ownership of our products relative to competing products and technologies:

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	continued availability on commercially reasonable terms of the manufacturing services purchased from and the technology components and tools licensed from third party suppliers;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	maintaining compliance and compatibility with new and changing industry standards and requirements;

•	our maintaining close working relationships with key customers so that they will design our products into their future products;

•	our ability to develop, gain access to and use leading technologies in a cost-effective and timely manner; and

•	our retention of key technical and design expertise within our employee ranks.
We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products in our Connectivity and Computing business units. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene™ and other server processor products, we are a licensee of the ARM v8 64-bit architecture and will depend upon our continuing license rights to that instruction set architecture, or ISA, including without limitation the timely completion and delivery by ARM of various updates and other deliverables under the license agreement. Furthermore, the development and commercialization of new products incorporating ARM architecture could be delayed if the ecosystem partners who rely on this architecture are unable to successfully establish their own operations on a timely basis including their continued access to and the use of the ARM architectural licenses or if they are unable to work successfully with ARM in developing their products.
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
Even after the successful completion of the acquisition of Veloce as described above, we may fail to realize the benefits of the integration of the Veloce personnel and operations with the Company. The departure from us of one or more Veloce management or engineering personnel could materially adversely affect our product development efforts for X-Gene and next-generation products. Although we have spent considerable time and resources in the developmental effort, eventually we may be unsuccessful in developing, marketing and selling the products that are described in the merger agreement, in which case our investment in Veloce would not provide any significant value to our business and would have a material adverse impact on our financial results and condition.
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
Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share. Our ability to compete successfully in our markets depends on a number of factors, including:

•	our ability to partner with OEM, ecosystem and channel partners who are successful in the market;

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, interoperability, reliability, performance and certification;

•	our ability to attract and retain key engineering, operations, sales and marketing employees and management;

•	pricing decisions or other actions taken by competitors;

•	customer support;

•	time-to-market;

•	price;

•	production efficiency;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers' products;

•	market acceptance of competitors' products; and

•	general economic conditions.
We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel. As a result, we will compete with Intel in the existing cloud and enterprise server infrastructure market. In the cloud and enterprise server market, we will compete with Intel Xeon in addition to low-power server silicon products from Intel, AMD, and a number of ARM-based server silicon vendors, including Nvidia, Cavium, Texas Instruments and others. In the embedded computing silicon solutions market, we compete with technology companies such as Broadcom, Cavium and Freescale Semiconductor. In addition, some of our customers and potential customers have internal integrated circuit designs or manufacturing capabilities with which we compete. In the connectivity silicon solutions market segment, we compete primarily against companies such as Broadcom, Cortina and PMC-Sierra. Many of these companies have substantially greater financial, marketing and distribution resources than we have. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment.
Many of our competitors have longer operating histories and presences in key markets, greater name recognition, and larger customer bases, workforces and intellectual property portfolios, and in some cases operate their own fabrication facilities. Our competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements that are available to customers on a more timely basis than comparable products from us or that have the potential to replace or provide lower cost alternatives to our products. The introduction of enhancements or new products by our competitors could render our existing and future products obsolete or unmarketable. In addition, large competitors could use their existing market share and influence to discourage potential ecosystem partners and customers from supporting or purchasing our products. We and our customers also face intense price pressure and competition from companies in lower cost countries such as China. In response to these price pressures, our customers could require us to reduce prices which could impact our financial results adversely. Furthermore, our discrete legacy products are being and could continue to be integrated into ASICs or combined into single chip solutions that could cause our revenues from such products to decline at a faster rate.
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
*Adverse economic and financial market conditions could harm our revenues, operating results and financial condition.
The economies of the United States and other countries have experienced an economic downturn for the last several years, which has negatively affected our business. While the U.S. economy has recently begun to rebound from the economic downturn, we cannot predict whether this recovery will be sustained or will reverse course. Deteriorating economic conditions in certain countries, including several countries in Europe, could hinder the nascent global recovery, which could in turn adversely impact our business, operating results and financial condition.
Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global and domestic economic and market conditions persist or deteriorate, our business, operating results and financial condition could suffer materially, which in turn could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies. Because we expect to depend on new products for a substantial portion of our future revenues, this could have a material and adverse effect on us.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Our portfolio primarily includes fixed income securities, closed end bond funds, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices may have an unfavorable impact on our portfolio and may cause us to record impairment charges to our earnings. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges of our short term investments and marketable securities. During the nine months ended December 31, 2013, we did not record any other-than-temporary impairment charges. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize impairments in the fair value of our investments.
Our sales are concentrated among a few large customers, and we expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future. Adverse economic conditions affecting these large customers could have a particularly significant effect on our business and operating results. Among other things, these conditions could impair the ability of our customers to pay for our products, causing our allowances for doubtful accounts and write-offs of accounts receivable to increase. In addition, adverse economic conditions could cause our contract manufacturers and other suppliers to experience financial difficulties that negatively affect their operations and their ability to supply us with necessary products and services.
We have invested, and will continue to invest, in privately-held companies, most of which can still be considered to be in startup or developmental stages. These investments are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. In some cases, we have determined to write off all or substantially all of the value of our investment, and similar risks exist with respect to the other companies in which we have invested.
*Our operating results may fluctuate because of a number of factors, many of which are beyond our control.
If our operating results are below the expectations of research analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are often difficult to control or predict, include those discussed elsewhere in this “Risk Factors” section, as well as the following:

•	fluctuations in the timing and amount of customer requests for product shipments;

•
the reduction, rescheduling or cancellation of orders by customers, including as a result of slowing demand for our products or our customers' products or over-ordering or double booking of our products or our customers' products;

•
changes in the timing and amounts of shipments due to our decision to phase out a particular product, which often results in near-term “last-time-buy” orders for the “end-of-life” product that would otherwise have been placed and shipped in later periods;

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

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	delays when our customers are transitioning from old products to new products;

•	a decrease in demand for our products or our customers' products due to technological changes, competitive developments, trends in our customers’ businesses or other factors;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	the failure of our products to be qualified in our customers' systems or certified by our customers;

•	excess inventory of our products held by our customers, resulting in a reduction in their order patterns as they work through the excess inventory of our products;

•
decisions to phase out “end-of-life” particular products, which may result in higher near-term revenues due to customers’ final, “last-time-buy” orders, but a cessation of revenues from those products in later periods;

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
There can be no assurance that the recent slowdown in the adoption of technology, including without limitation optical transport network (OTN) technology, in our Connectivity business will reverse itself the near future. It is possible that any reversal of the slowdown will take longer than previously anticipated, or that our market share in the Connectivity space will in fact be much lower than we anticipate. Also, our product sales are concentrated among a few large customers. Adverse economic and market conditions affecting these customers could adversely affect our financial operations and results.
We are continuing to focus our current connectivity investments on high-growth 10G and faster Ethernet solutions, and data center, OTN and enterprise market opportunities while continuing to service the Telecom (SONET/SDH) market. Over time, we believe customers will transition from the SONET/SDH standard to higher speed, lower power products that utilize the OTN standard in order to support the increasing demand for transmission of data over networks. However, the timing and extent of this transition is uncertain due to the significant investment that is needed to convert networks to the OTN standard. As such, the rate of conversion to the OTN standard is, in part, greatly influenced by global economic market conditions. Recessionary type market conditions will result in a slower transition of networks to the OTN standard. Additionally, there can be no assurance that our revenues will increase as the OTN standard is adopted.
*Our business may suffer due to downturns in the technology industry, which is cyclical.
The technology equipment industry is cyclical and has in the past experienced significant and extended downturns. The most recent downturn caused a reduction in capital spending on information technology generally, which affected demand for our products. Future downturns may materially and adversely affect our business, operating results and financial condition. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet and other communications services. We are also developing and introducing new products for the cloud server and data center market. If those end markets fail to grow as expected, or experience downturns, demand for our products would be reduced.
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
Sales to distributors accounted for approximately 55% and 54% of our revenues for the three and nine months ended December 31, 2013. Our largest distributor accounted for approximately 27% and 28% of our revenues for the three and nine months ended December 31, 2013. We do not have long-term agreements with our distributors and either party can terminate the relationship with little advance notice.
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
*The loss of one or more key customers, diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenues and profits.
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended		Nine months ended
	December 31,		December 31,
	2013	2012	2013	2012
Avnet (distributor)	27%	27%	28%	28%
Wintec (global logistics provider)	26%	21%	22%	20%
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
The book-to-bill ratio is commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether we have more orders than we delivered (if greater than 1), have the same amount of orders than we delivered (equals 1), or have less orders than we delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of, or if the order will result in, future revenues or the effect of changing lead times and product phase-out decisions on bookings. As lead times increase, customers will place orders sooner, and when we declare a product to be “end-of-life,” customers may place final, non-recurring orders for such product, thereby increasing our bookings and book-to-bill ratio.
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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the past slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. Additionally, the past deterioration in market values has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At December 31, 2013, we had $11.6 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the purchased intangible assets, due to further adverse changes in market conditions.
In April 2013, we completed the sale of 100% of the issued and outstanding shares of TPack A/S, a limited liability company organized under the laws of Denmark and a wholly-owned subsidiary of us, and certain specified intellectual property assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, payable in cash. In connection with the closing, we received a cash payment of $30.2 million. The remaining cash payment of $3.4 million of the aggregate consideration will be held back until March 31, 2014 to secure our indemnification obligations. Accordingly, we may not receive the held-back consideration in 2014 or at all. Refer to Note 12, Subsequent Event - Sale of TPack A/S, to the consolidated financial statements of our Form 10-K for the fiscal year ended March 31, 2013 and Note 8, Sale of TPack A/S, to the Condensed Consolidated Financial Statements of our Form 10-Q for the quarter ended December 31, 2013 for details of the sale.
In January 2013, we sold certain assets relating to our active optical technology platform to Volex Plc for a purchase price of approximately $2.0 million. Pursuant to the asset sale, AppliedMicro and Volex will share ownership of the associated active optical patent portfolio and are expected to collaborate on certain next-generation optical interconnect products and solutions.

In June 2012, we acquired Veloce for an initial consideration of $60.4 million with additional consideration payable based upon the achievement and timing of multiple post-closing product development milestones and technical performance results. Pursuant to the merger agreement, the purchase price is currently estimated to be approximately $178.5 million, assuming the achievement of the final performance milestone. There is no guarantee that the final milestone will be achieved on a timely basis or at all.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of December 31, 2013 the unrealized losses on these securities that were not previously written down as an other-than-temporary impairment charge were approximately $873,000, of which substantial amount has been at an unrealized loss for less than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
Since 1993, we have been named as a potentially responsible party (“PRP”) along with more than 100 other companies that used Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs, known as OPOG, that has agreed to fund certain ongoing remediation efforts at the Omega Site and with respect to the regional groundwater allegedly contaminated thereby.
In 2007, the PRPs were sued by a chemical company located downstream from the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff's potential liability to clean up groundwater contamination beneath plaintiff's site; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater contamination. In September 2011, EPA issued an interim remedial action proposal, designed to arrest the further spread of groundwater contamination; and in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. In July 2013, the EPA rejected a good faith offer (“GFO”) to settle the matter that OPOG had submitted in February 2013. In October 2013, OPOG submitted a revised GFO that EPA is currently reviewing. Settlement negotiations are expected to continue through fiscal year 2014. In December 2013, OPOG retained legal counsel to pursue claims against other PRPs for the regional groundwater contamination. In September 2012, a toxic tort litigation that was commenced in 2010 against Omega and the PRP group by individuals alleging injuries caused by the Omega Site was settled and dismissed with prejudice.
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
During the three months ended December 31, 2013, we issued 24,844 shares of common stock to former holders of Veloce common stock, common stock options and stock equivalents pursuant to the Veloce merger agreement, as described above. These shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(10) of the Securities Act.

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
Date: January 27, 2014

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ Douglas T. Ahrens
Douglas T. Ahrens
Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1	10/10/1997	3.2

3.2	Certificate of Amendment of Certificate of Incorporation of the Company.	S-4	9/12/2000	3.3

3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	12/11/2007	3.1

3.4	Amended and Restated Bylaws of the Company.	10-Q	11/3/2010	3.2

4.1	Specimen Stock Certificate.	S-1/A	11/12/1997	4.1

10.1	2011 Equity Incentive Plan, as amended and restated on October 23, 2013.	8-K	10/29/2013	10.76

10.2	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2011 Equity Incentive Plan	8-K	11/21/2013	10.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema Document				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x