Form 10-K
period 2014-03-31
APPLIED MICRO CIRCUITS CORP
filed 2014-05-30
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on September 30, 2013 (the last day of the registrant’s second quarter of fiscal 2014) as reported on the Nasdaq Global Select Market, was approximately $800,837,000. Shares of common stock held by each officer and director and by each person who then owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.
There were 77,972,678 shares of the registrant’s common stock issued and outstanding as of May 20, 2014.
Documents Incorporated by Reference
The following document is incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on August 12, 2014 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2014.

APPLIED MICRO CIRCUITS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
March 31, 2014

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K for the fiscal year ended March 31, 2014 (this “Annual Report”). Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.
These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership; anticipated market penetration by ARM®-based cloud servers and other market and technological trends; our plans and predictions regarding the development, production and performance of our X-Gene™ Server on a Chip™ product family and development platform, our X-Weave™ product family, and other new products; the timing and scope of customer testing and adoption of such products and their total addressable market and total cost of ownership; product development cycles and schedules; design-win pipeline; our strategy, including our focus on the development of our X-Gene and X-Weave product families and our current connectivity investments in high-growth 10, 40 and 100Gbps (gigabit per second) solutions; the timing and extent of customers’ transition away from older connectivity solutions and toward higher performance solutions; our assumptions and forecasts regarding competitors’ product offerings, pricing and strategies, and our products’ ability to compete; the anticipated amount, form and timing of consideration to be paid in connection with our acquisition of Veloce, and related impact on our share dilution, research and development expense and operating results; our sales and marketing strategy; our expectations regarding adequacy of leased facilities; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property; our expectations as to expenses, liquidity and capital resources, including without limitation our expected sources and uses of cash and substantial need for additional financing; our gross margin and efforts to offset reductions in gross margin; our estimates regarding eventual actual costs compared to amounts accrued in our financial statements; factors affecting demand for our products; our ability to attract and retain qualified personnel; our restructuring activities and related expense; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.
The forward-looking statements are based on our current expectations, estimates and projections about our industry and our business, management's beliefs, and other assumptions made by us. In addition, some of the forward-looking statements included in the "Industry Background" section of Part I, Item 1 below are based upon statements made by industry experts, analysts, and other third party sources. All forward-looking statements in this Annual Report and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part I, Item 1A, “Risk Factors,” and elsewhere in this Annual Report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement. All forward-looking statements in this report speak only as of the filing date of this report, and except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after such date.
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
Overview
Applied Micro Circuits Corporation is a global leader in silicon solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long haul communications equipment. Our products include the X-Gene™ ARM® 64-bit Server on a Chip™ solution, targeted for cloud data center, high-performance computing, and enterprise applications. X-Gene began sampling in silicon to current and prospective customers as well as ecosystem partners in March 2013, and we expect to ship production units during the summer of 2014. We expect X-Gene to begin generating meaningful production sales revenue in the second half of our fiscal year 2015, or the December 2014 or March 2015 quarters. We believe that X-Gene is the first ARM 64-bit server solution to have sampled and to have production units being manufactured. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud data center silicon market by addressing the need for high performance, lower power, and lower total cost of ownership (“TCO”).
As part of our current base business, we offer a line of embedded computing products based on Power Architecture. Our future embedded processor products will be based on the ARM Instruction Set Architecture (“ISA”). Our embedded processor products are currently deployed in applications such as control- and data-plane functionality, wireless access points, residential gateways, wireless base stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers.
The connectivity portion of our base business provides high-speed, high-bandwidth, high-reliability communications products. In July 2013, we announced the X-Weave™ family of products, designed to meet the needs of public cloud, private cloud, and enterprise data centers. The X-Weave family includes products spanning 100Gbps to 240 Gbps of connectivity with unique multi-protocol features and high density.
Available Information
We maintain a web site, located at www.apm.com, to which we regularly post copies of our press releases as well as additional information about us. Our filings with the Securities and Exchange Commission (“SEC”), including our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are posted on and available free of charge through the Investor Relations section of our web site and are accessible as soon as reasonably practicable after being electronically filed with or furnished to the SEC. Interested persons can subscribe on our web site to email alerts that are sent automatically when we issue press releases, file our reports with the SEC, or post certain other information to our web site. Information accessible through our web site does not constitute a part of this Annual Report.
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
Industry Background
Connectivity and Computing Silicon Solutions
Global data center traffic is expected to grow from 1.2 zetabytes per year in 2012 to 5.3 zetabytes per year in 2017. This represents a compound annual growth rate (“CAGR”) of 35% through 2017. Data centers today are estimated to consume about 2% of the world's electricity production, and electricity consumption by data centers worldwide increased by an estimated 7% in 2013 compared to 2012. During that time, energy consumption growth by data centers in several emerging economies was substantial, with the Middle East and Africa usage increasing more than 17% and Latin America increasing more than 15%. In more mature markets, like the U.S. and Canada, data center owners and operators have faced increasing costs and in certain states the threat of energy consumption-related taxation. If the global cloud computing infrastructure, or “the cloud,” were a country, it would have the fifth largest electricity demand in the world, behind the U.S., China, Russia and Japan, according to a study conducted in 2012. Worldwide, data centers consume about 30 billion watts of electricity, the approximate output of 30 nuclear power plants.
Motivated by operating costs, land use restrictions and environmental concerns, data center operators are keenly aware of the need to reduce power consumption while increasing hardware density and, at the same time, maintain or improve the user experience. We believe these trends create opportunities for high-performance, high-density, lower TCO cloud infrastructure and data center solutions.
Cloud industry experts believe that server solutions that can successfully combine ARM 64-bit processor hardware, high-speed input/output ("I/O") and software-defined networking capabilities onto a single chip will provide significant benefits over existing solutions. By combining the ARM v8 ISA with on-chip networking capabilities, such next generation server solutions are expected to deliver significantly lower TCO for typical cloud workloads. According to the Gartner, Inc., low-energy server processor unit growth will experience a CAGR of greater than 90% through the year ending 2017.
Cloud infrastructure growth also creates opportunities for new connectivity approaches within the data center. Emerging technologies include high-speed switch fabrics, 100Gbps Ethernet and RoCE (Remote Direct Memory Access over Converged Ethernet). These new technologies will allow for faster data transfer between processor nodes, semiconductor components, blades, racks, and appliances, substantially lowering TCO and allowing more efficient use of physical space.
Communications technology between the user and the data center has also evolved considerably. Consumers demand ubiquitous access to content such as information, photographs and streaming high-definition media through a proliferation of smart mobile and at-home devices. As a result, carrier networks face increasing challenges to support the rapid and cost-effective delivery of voice, data and media to meet this demand.
In wireline communications, the edge, metro and core networks have shifted towards packet-based services that are fundamentally less expensive than the transitional synchronous optical network (“SONET”) and the synchronous data hierarchy (“SDH”) networks, but provide the same level of quality and guarantee of content delivery. OTN technology has emerged as a compelling layer one protocol and has substantially replaced SONET/SDH in the metro and core. Combined with Wavelength-Division Multiplexing ("WDM") and Dense Wavelength-Division Multiplexing ("DWDM"), OTN allows service providers to support the vast increases in bandwidth requirements at a lower cost per bit and with easier configurability.
Wireless networks are also moving to Long Term Evolution (“LTE”) infrastructure in order to support a wide range of high-speed wireless devices from smartphones to tablets. Further, carrying all the data traffic from the base station requires higher bandwidth and packet-based wireline connectivity for supporting Ethernet and Internet Protocol.
As the pace of these transitions increases, original equipment manufacturers ("OEMs") are partnering with merchant silicon solution providers to help address the need for more complex, higher performance devices that feature lower power consumption and operating costs. We believe these trends have created a significant opportunity for silicon suppliers that can design cost-effective solutions for the processing and transport of data.

AppliedMicro Strategy
ARM-based Server on a Chip Solutions
Our strategy is to leverage our existing core competencies in creating high performance multi-GHz enterprise class processors and high-speed analog/mixed-signal designs to create disruptive new technologies that will define and lead the market for silicon solutions addressing cloud data center, high-performance computing and enterprise applications.
We believe our early and substantial investments in X-Gene development create a unique market position while creating substantial barriers to entry for potential competitors. We commenced our investment in the X-Gene program in 2010, and thereafter actively supported the program's research and development ("R&D") until we were ready to publicly announce our development of the disruptive X-Gene technology in late 2011. During and after this development period, our financial reporting reflected abnormally high R&D expenses relative to ongoing revenue levels. Our investment in X-Gene has yielded substantial value for the Company on all fronts. It has given us a unique, differentiated, and sustainable first-mover advantage in the ARM server market. It also provides growth in coming years to offset the structural decline in our embedded Power Architecture business, which is the result of an industry-wide transition away from Power Architecture.
We believe X-Gene is the world's first ARM 64-bit Server on a Chip solution in production today. X-Gene provides enterprise class ARM 64-bit high performance processor cores, memory subsystem, on-chip switch fabric and high-speed networking capabilities that we believe will deliver substantially lower power consumption and significant TCO savings.
As of May 2014, there is a robust hardware and software ecosystem available and in development for X-Gene. The ecosystem includes various software, hardware, systems and services companies that are engaged in the development, adoption or promotion of technology that supports ARMv8 64-bit server technology. Facilitated by our X-C1 Development Platform that started shipping in June 2013, multiple OEMs, original design manufacturers (“ODMs”) and systems integrators are developing X-Gene-based systems for hyperscale cloud, high-performance computing and storage. Hardware system partners/customers include HP and Dell.
The ARM 64-bit server software ecosystem has demonstrated substantial progress in the operating system, middleware and application layers. Red Hat has been a visible supporter of ARM 64-bit servers since 2012, to date offering Fedora 17 remix through Fedora 19 versions. At its 2014 Summit, Red Hat used X-Gene to demonstrate an internal development release of Red Hat Server on ARM, foreshadowing Red Hat Enterprise Linux. Also in 2014, Canonical announced Ubuntu 14.04LTS with AppliedMicro as the only certified ARM 64-bit silicon partner, a month later announcing AppliedMicro as the only ARM 64-bit silicon partner in its Ubuntu OpenStack Interoperability Lab. Microsoft announced in early 2014 its membership in the ARM Server Based System Architecture, signaling the Seattle-based company’s commitment to the ARM 64-bit ISA. Over the last twelve months, additional public statements of commitment and live demonstrations have been made regarding software development on X-Gene and X-Gene compatibility: KVM (Kernel Virtual Machine), Citrix Xen, OpenJDK and Oracle Java. Application software stacks have included LAMP, Search, Video streaming, Blog, Apache Hadoop, OpenStack, Small Medium Business (SMB) applications such as Bugzilla, Elasticsearch Kibana, Logstash, MediaWiki and Enterprise class applications such as SugarCRM and GlusterFS.
The entries of Microsoft, Oracle Java and OpenStack are important precursors for the adoption of ARM 64-bit servers in the enterprise market. X-Gene has enterprise-class hardware features including: RAS, four channels of high speed ECC memory, brawny, single-threaded processors, on-chip fabric, high speed I/O, and the availability of enterprise-class software developed on the X-Gene hardware platform. As such, we expect the enterprise market will significantly accelerate and expand the Total Available Market (“TAM”) for X-Gene products.
Embedded Computing
New embedded processor products will be based on the ARM ISA, leveraging intellectual property and experience derived from our development of X-Gene. We have design wins that have been awarded for embedded products based on ARM 64-bit technology.
As customers migrate away from Power Architecture, we have strategically reallocated development resources towards other market opportunities. As such, we expect our Power Architecture related sales to decline over time. We intend to leverage our existing intellectual property and address embedded opportunities with ARM-based offerings, which we expect will help to eventually offset the expected roll-off of Power Architecture sales.
Connectivity
Our X-Weave™ family of products leverages our technology heritage to create products optimized to address challenges in next-generation data centers. Our product focus is in the data center as our newer solutions continue to gain traction.
Data center and enterprise networks continue to deploy computing and storage assets. To address the rapidly increasing volume of information, data center network infrastructures are migrating from 1Gbps Ethernet to 10Gbps and 100Gbps Ethernet. Ethernet is increasingly used for connectivity between processor nodes, semiconductor components, blades, racks and appliances. Our data center connectivity technology portfolio, consisting of optical, backplane and short reach copper solutions, is specifically targeted to provide high-speed connectivity with increased port density, at lower power and operating cost points, to enable greater penetration into the present and future data center infrastructure markets.
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
Products and Customers
We develop products for computing and high-speed connectivity. These products are used in a wide variety of communications and other networking applications such as the infrastructure for data centers, wide area networks, carrier access networks, and enterprise networks.
Most of our products can be grouped into the functional categories listed below.
Server on a Chip Products: In March 2013, we began shipping samples of X-Gene to customers and partners. X-Gene is the world's first ARM 64-bit Server on a Chip platform, featuring eight high-performance cores operating at up to 2.4GHz, coupled with network and storage offload engines and integrated Ethernet. X-Gene represents a new, grounds-up Cloud ServerTM solution tailored for the rapid growth of structured and unstructured compute requirements in next generation data centers. We have commenced manufacturing initial production units of our X-Gene Server on a Chip solution and expect to begin generating meaningful sales revenue from X-Gene in the December quarter of 2014 or the March quarter of 2015.
Power PC Embedded Computing Products: Our embedded processors are widely deployed in a variety of critical applications in target markets such as wireless LAN, residential, data centers, and enterprise. In networking equipment such as edge, core, and enterprise routers, our embedded processors handle overall system maintenance and management functions.

Our processors are also targeted at large opportunities in RAID storage processing, multi-function printers, and a variety of other embedded applications. In wireless LAN applications, our embedded processors are installed in a significant share of all enterprise class access points shipped worldwide. Embedded processor customers include Brocade, Cisco, Ericsson, Fujitsu, Hewlett-Packard, Kyocera, Netgear, Q-Logic, Toshiba, TEC and Western Digital.
Connectivity Products: Our high-speed connectivity products include a broad array of physical layer, framer and mapper solutions. Our highly integrated framer-PHY silicon solutions transmit and receive signals and are used in high-speed optical network infrastructure equipment. For OTN applications, our framer products incorporate our industry-leading FEC technology to significantly improve reach. Building on the success of our prior single and dual port framer-PHY products, our PQX product family has become the de facto standard for multiprotocol and variable distance connectivity in edge routers and packet optical equipment. In July 2013, we announced the X-Weave™ family of products, designed to meet the needs of public cloud, private cloud, and enterprise data centers. Our connectivity products span 10Gbps, 40Gbps and 100Gbps to 240Gbps of connectivity with unique multi-protocol features. Due to the competitive advantage of our products, our products can be found in major platforms at leading networking OEMs, such as Cisco, Huawei, Alcatel-Lucent, Ciena, Fujitsu, Juniper, NEC, Coriant, ZTE, and many others.
Competition
The X-Gene product is targeted to serve existing and emerging hyperscale cloud, high performance computing and enterprise applications. Existing data centers currently rely primarily on Xeon® server processors and related chipsets developed and marketed by Intel. As a result, in the cloud and enterprise server market, we will compete primarily with Intel Xeon, in addition to low-power server silicon products from Intel, AMD, and a number of ARM-based server silicon vendors, including AMD, Broadcom, and Cavium. We believe X-Gene is well-positioned to address the performance capabilities and enterprise features demanded by today's cloud infrastructure providers, offering high-speed networking, software-defined networking capabilities, and enterprise-class security, along with significant projected TCO savings. We believe X-Gene is a compelling solution in both the existing and emerging cloud and enterprise infrastructure market opportunities.
In the embedded computing silicon solutions market, we compete with technology companies such as Cavium and Freescale Semiconductor.
In the connectivity silicon solutions market segment, we compete primarily against companies such as Broadcom, Cortina, and PMC-Sierra.
Many of our competitors have larger workforces, intellectual property portfolios and other resources than we do, and in some cases operate their own fabrication facilities. In addition, some of our customers and potential customers have internal integrated circuit designs or manufacturing capabilities with which we compete.
While design cycles in the communications market segment often last for years, the communications silicon solutions market is highly competitive and is subject to rapid technological change. We typically face competition at the design stage when customers are selecting components for their next-generation products.
We believe that the principal factors of competition for the markets we serve include product performance and capability, TCO, and time-to-market, as well as engineering expertise, reputation, and prior customer satisfaction.
Our ability to successfully compete in these markets will depend on our ability to design and oversee the manufacture of new products that successfully implement new technologies and gain end-market acceptance in a time-efficient and cost-effective manner.
Technology
We use our technology and design expertise in high performance processors, high-speed analog, and mixed-signal to create compelling silicon solutions. Our deep integration capabilities combined with our systems and software knowledge enable us to deliver innovative solutions for data centers, communication networks and data storage applications.
Our technical teams have a long history of delivering significant technological advances for our customers’ benefit. For example, our computing team has delivered a multi-core processor running up to 2.4Ghz based on ARM 64-bit architecture and complementary metal-oxide semiconductor (“CMOS”) process technology. Our analog and connectivity teams have created and delivered the industry’s first 100Gbps production silicon, also in CMOS. Our systems architects, design engineers, technical marketing and applications engineers have a deep understanding of the data center, as well as copper and fiber optic communications systems. Using this expertise, we develop semiconductor connectivity devices to meet OEMs' high-bandwidth requirements, and the data center-related needs of OEMs and data center operators. By understanding the systems into which our products are designed, the end application of our products, and the service level requirements of data center operators and service providers, we are better able to anticipate and develop solutions for our customers. We believe that our systems knowledge enables us to develop more comprehensive, interoperable solutions.
Our products incorporate a combination of internally developed and licensed technologies. For our embedded processor products, we are a licensee of Power Architecture along with ARM's 32-bit cores. For our Server on a Chip and embedded computing products, we hold an ARM 64-bit (v8) architectural license. We also license various other technology components used in our products, as well as various engineering design and verification tools.
Research and Development
Our R&D expertise and efforts are focused on the development and commercialization of X-Gene™ ARM® 64-bit Server on a Chip™ products as well as high-performance solutions for the communications market. We also develop libraries and design methodologies that are optimized for applications within the Connectivity and Computing markets. Our primary R&D facilities are located in Sunnyvale and San Diego, California, and Wilmington, Massachusetts in the United States; Ottawa in Canada; Ho Chi Minh City in Vietnam; and Pune and Bangalore in India. During the fiscal years ended March 31, 2014, 2013 and 2012, we expensed $146.6 million, $187.4 million and $175.7 million, respectively, on R&D activities.
Manufacturing
Manufacturing of Integrated Circuits
The manufacturing of integrated circuits requires a combination of competencies in advanced silicon technologies, package design, high-speed test, and characterization. We have obtained access to advanced CMOS manufacturing technology through foundry relationships. Each of our integrated circuit products is generally only qualified for production at a single foundry. We have substantial experience in the development and use of plastic and ceramic packages for high-performance applications. The selection of the optimal package solution is a vital element of the delivery of high-performance products and involves balancing cost, size, thermal management, and technical performance. We purchase our ceramic and plastic packages from several vendors including Advanced Semiconductor Engineering (“ASE”), Siliconware Precision Industries Co Ltd. (“SPIL”), IBM, Unimicron and Nanya.
Wafer Fabrication
We do not own or operate foundries for the production of silicon wafers from which our products are made. We use external foundries such as Taiwan Semiconductor Manufacturing Corporation (“TSMC”) for the majority of our silicon wafer needs. Subcontracting our manufacturing requirements eliminates the high fixed cost of owning and operating a semiconductor wafer fabrication facility and enables us to focus our resources on designing silicon solutions and applications, where we believe we have greater core competencies and competitive advantages. For some products, we may procure manufacturing capacity through a third party in order to obtain more favorable pricing.
Assembly and Testing
Our wafer probe and other product testing are conducted at independent test subcontractors. After wafer testing is complete, the majority of our products are sent to multiple subcontractors for assembly, predominantly in Asia. Following assembly, the devices are tested at subcontractors and returned to us ready for shipment to our customers. Certain of these services are available from a limited number of sources and lead times are occasionally extended.
Sales and Marketing
Our sales and marketing strategy is to develop strong, engineering-intensive relationships with our customers’ design teams for the creation of market leading platforms. We maintain close working relationships with these customers to identify and define new products that will meet their requirements in the future. This allows us to often be involved in the early stages of our customers' plans to design new equipment. We sell our products both directly and through a network of independent manufacturers' representatives and distributors. Our direct sales force has strong technical skills. Expert technical support is critical to our customers' success and we provide such support through our field applications engineers, technical marketing team and engineering staff, as well as through our extranet technical support web site.
We augment this strategic account sales approach with U.S. and non-U.S. distributors that service some of our accounts purchasing standard silicon solutions. Typically, these distributors handle a wide variety of products, including those that compete with our products, and fill orders for many customers. Most of our sales to distributors are made under agreements allowing for price protection and stock rotation of unsold merchandise. We use marketing programs to augment the distribution effort to reach many of our customers. Our sales headquarters is located in Sunnyvale, California. We maintain sales offices throughout the world. Information regarding net revenues generated from each category of our products and from our most significant customers and a geographic breakdown of our net revenues is summarized in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
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
Intellectual Property
We rely in part on patents to protect our intellectual property (“IP”). We currently hold approximately 290 issued patents, which principally cover aspects of the design and architecture of our integrated circuit ("IC") and enterprise storage products. In addition, we have over 195 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that any of our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, such patents will be found to be valid and enforceable. There also can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us, or that patents issued to others will not have an adverse effect on our ability to do business.
To protect our IP, we also rely on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements. In the United States, our trademarks and registered trademarks include AppliedMicro, AMCC, APM, X-Gene, X-Weave, Server on a Chip, Cloud Server, Cloud Processor, OTNsec, Arming the Cloud, and HardSilicon, among others. In addition to our IP, we also rely upon licensing certain third-party technologies for the development of our products. See Technology, above, for further information about such licenses.
As a general matter, the semiconductor and enterprise storage industries are characterized by substantial litigation regarding patent and other IP rights. In the past we have been, and in the future may be, notified that we may be infringing on the IP rights of third parties. In some cases, the third parties have demanded that we pay significant patent license fees in order to avoid litigation asserting IP infringement. To date, we have refused to enter into any such patent license agreements. We have certain indemnification obligations to customers with respect to the infringement of third party IP rights by our products, and have been subject to related indemnification claims in the past. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such claims, if successful, will not have a material adverse effect on our business, financial condition, or operating results. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacture, use, and sale of infringing products, discontinue the use of certain processes or obtain a license under the IP rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms, or at all. Any limitations on our ability to market our products, delays and costs associated with redesigning our products, or payments of license fees to third parties, or failures to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition, and operating results.
Environmental Matters
We are subject to a variety of federal, state and local governmental regulations related to the use, storage, discharge and disposal of toxic, volatile, or otherwise hazardous chemicals that are and were used in our manufacturing process, and the use of hazardous substances, such as lead, in our products. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. Such regulations could require us to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges. We are also subject to regulatory developments, including recent SEC disclosure regulations relating to so-called “conflict minerals,” relating to ethically responsible sourcing of the components and materials used in our products. For more information, see our disclosures under the heading, “Customer requirements and new regulations related to conflict-free minerals may force us to incur additional expenses or cause us to lose business” in Part I, Item 1A, Risk Factors, below.
Since 1993, we have been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at the Omega Chemical Corporation site and the surrounding groundwater aquifers, which efforts are ongoing. For more information, see our disclosures under the heading, “We could incur substantial fines, litigation costs and remediation expenses associated with our storage, use and disposal of hazardous materials” in Part I, Item 1A, Risk Factors, below, and refer to footnote 11, “Legal Proceedings,” to the financial statements contained in this report.
Employees
As of March 31, 2014, we had 591 full-time employees: 66 in administration, 457 in R&D, 13 in operations and 55 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.
Executive Officers of the Registrant
Our current executive officers and their ages as of March 31, 2014 are as follows:

Name	Age	Position(s)
Paramesh Gopi	45	President and Chief Executive Officer, Member of the Board of Directors
Douglas T. Ahrens	47	Vice President and Chief Financial Officer
L. William Caraccio	55	Vice President, General Counsel and Secretary
Michael Major	57	Vice President, Corporate Marketing and Human Resources
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
Douglas T. Ahrens joined us in October of 2013 as Vice President, Chief Financial Officer. From 2001 to 2013 he was with Maxim Integrated, a leading provider of high performance analog and mixed-signal products for a broad base of end markets and customers, where he held a number of executive positions. Most recently, he was Vice President of Finance, leading the entire finance organization. From 1995 to 2001, he held a number of positions of increasing responsibility at Intel Corporation, one of the largest semiconductor companies in the world. From 1990 to 1993, he was an environmental engineer at Chevron Corporation. Mr. Ahrens holds an MBA from Harvard Business School and a BS in Mechanical Engineering from the University of California, San Diego. He is a Certified Public Accountant (CPA) and a Registered Professional Civil Engineer.
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
Our liquidity may deteriorate based on our future uses of cash.
Our cash, cash equivalents and short-term investments balance on March 31, 2014 was approximately $106.6 million. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated. In addition, approximately $24.4 million of the $178.5 million in total Veloce acquisition consideration remains to be paid, and our cash balance will likely decrease further depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. As a result of any of the above, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital or generate cash. In addition, we may elect to raise additional capital or attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we currently believe to be available are now, or in the future will be, viable on commercially reasonable terms or at all.
During the fiscal years ended March 31, 2014 and 2013, our cash used in operating activities was approximately $43.5 million and $33.1 million, respectively. Excluding the acquisition consideration for Veloce, our cash provided by operating activities was approximately $20.2 million for the fiscal year ended March 31, 2014 and our cash used in operating activities was approximately $16.5 million for the fiscal year ended March 31, 2013.
If we are unable to timely develop new products or new versions of products to replace our current products, our operating results and competitive position will be materially harmed.
Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors could render our existing products less competitive or obsolete. Some of our existing products have experienced weakening overall demand, and revenues from these products can be expected to decline further over time. Accordingly, our future operating results and ability to compete will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition will be negatively affected. In particular, our inability to productize and generate demand for our X-GeneTM Server on a ChipTM solution and related products in a timely manner would have a material adverse effect on our operating results and financial condition.
The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our successful collaboration with our ecosystem and technology partners;

•	availability, quality, price, performance, power consumption, size and total cost of ownership of our products relative to competing products and technologies;

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	continued availability on commercially reasonable terms of the manufacturing services purchased from and the technology components and tools licensed from third party suppliers;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	maintaining compliance and compatibility with new and changing industry standards and requirements;

•	our maintaining close working relationships with key customers so that they will design our products into their future products;

•	our ability to develop, gain access to and use leading technologies in a cost-effective and timely manner; and

•	retention of key technical and design expertise, both internally and within third-party technology development partners.
We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products in our Connectivity and Computing business units. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene™ and X-Weave™ product families, we are a licensee of the ARM® v8 64-bit architecture and will depend upon our continuing license rights to that instruction set architecture, or ISA, including without limitation the timely delivery by ARM of various updates and other support under the license agreement. The success of our ARM-based products, including X-Gene and X-Weave, will depend, among other things, on customers’ willingness to incorporate products based on the ARM architecture into their products and systems. For many customers, this would represent a change from their existing technology, and therefore the adoption of ARM-based products such as ours is inherently uncertain. Furthermore, the development and commercialization of new products incorporating ARM architecture could be delayed if the ecosystem partners who rely on this architecture are unable to successfully establish their own operations on a timely basis including their continued access to and the use of the ARM architectural licenses or if they are unable to work successfully with ARM in developing their products.
Our significant investment in Veloce may not result in the successful development and commercialization of new technologies or products.
In June 2012, we completed the acquisition of Veloce under a merger agreement we entered into with Veloce in May 2009, as amended in November 2010 and April 2012. Pursuant to the merger agreement, the third and final post-closing product development milestone was completed during the fiscal quarter ended March 31, 2014.
Even after the completion of the acquisition of Veloce as described above, we may fail to realize the benefits of the integration of the Veloce personnel and operations with the Company. The departure from us of one or more Veloce management or engineering personnel could materially adversely affect our product development efforts for X-Gene and next-generation Cloud Processor™ products. Although we have spent considerable time and resources in the developmental effort, eventually we may be unsuccessful in developing, marketing and selling the products that are described in the merger agreement, in which case our investment in Veloce would not provide any significant value to our business and would have a material adverse impact on our financial results and condition.
If we issue additional shares of stock in the future, it may have a dilutive effect on our stockholders.
We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions (including, without limitation, discharging our remaining purchase price obligations in the Veloce acquisition) through the use of stock, adopting additional equity incentive plans and raising equity capital. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. Currently, we have the ability to issue up to approximately 3.3 million additional shares of our common stock as Veloce acquisition consideration without obtaining stockholder approval. In the event stockholder approval is required but not obtained, we likely will be forced to use a greater portion of our cash than currently anticipated in order to satisfy our Veloce payment obligations. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, and our available cash balances and liquidity requirements as of such dates, some of which are not determinable at this time.
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
We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel. Intel also offers lower-performance products for lower-intensity data center applications. As a result, Intel is a significant competitor in the cloud and enterprise server infrastructure market. In addition to Intel, in the cloud and enterprise server market, we will compete with a number of ARM-based server silicon vendors, including AMD, Broadcom and Cavium. In the embedded computing silicon solutions market, we compete with technology companies such as Cavium and Freescale Semiconductor. In addition, some of our customers and potential customers have internal integrated circuit design or manufacturing capabilities with which we compete. In the connectivity silicon solutions market segment, we compete primarily against companies such as Broadcom, Cortina and PMC-Sierra. Many of these companies have substantially greater financial, marketing and distribution resources than we have. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment.
Many of our competitors have longer operating histories and presences in key markets, greater name recognition, and larger customer bases, workforces and intellectual property portfolios, and in some cases operate their own fabrication facilities. Our competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements more quickly than comparable products from us or that could replace or provide lower cost alternatives to our products. Competitors’ introduction of enhancements, new products or new pricing structures could render our existing and future products obsolete or unmarketable. In addition, large competitors could use their existing market share and influence to discourage potential ecosystem partners and customers from supporting or purchasing our products. We and our customers also face intense price pressure and competition from companies in lower cost countries such as China. In response to these price pressures, our customers could require us to reduce prices which could adversely affect our financial results. Furthermore, our discrete legacy products are being and could continue to be integrated into ASICs or combined into single chip solutions that could cause our revenues from such products to decline at a faster rate.
As a result of each of these factors, we cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose market share in our existing and target markets and our revenues may fail to increase or may decline, which could have a material adverse effect on our business, financial condition and results of operations.
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
We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with our dependence on third-party manufacturing and supply relationships, including:

•	pricing of foundry services and of other supply chain services such as packaging and testing, from vendors such as TSMC, IBM, ASE and SPIL;

•	reduced control over the supply chain process, delivery schedules and quality;

•	potentially inadequate manufacturing yields and excessive costs;

•
the risks associated with transitioning our manufacturing supply from one foundry or other supplier to another, which may be extremely difficult to accomplish, particularly on short notice and when cutting-edge process technologies are involved;

•	our ability to retain key personnel with specialized knowledge of our products and processes;

•	difficulties selecting and integrating new subcontractors;

•
the potential lack of adequate capacity at the foundry during periods of high demand, resulting in significant increases in lead time requirements and production delays, which can be expected to cause difficulties with our customers, including reduced revenues and higher expenses;

•	increased risk of excess and obsolete inventory charges due to the higher level of inventories in response to the increased lead times;

•	limited warranties on products supplied to us, which may not match the warranties that our customers require from us;

•	potential instability and business disruption in countries where third-party manufacturers are located;

•	potential misappropriation of our intellectual property; and

•
potential foundry shortages when we commence volume manufacturing of new products, especially those with 28nm or anticipated smaller geometry technologies, which could delay the supply of products to our customers.

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
Each of our integrated circuit, or IC, products is generally only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies' products while reducing deliveries to us on short notice. There is also the potential that they may discontinue manufacturing our products or go out of business. Because establishing relationships, designing or redesigning silicon solutions, and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products.
Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. This risk is substantially higher with respect to the manufacture of our new X-Gene products at 40 and 28 nanometers, and would be even higher when using anticipated smaller geometries such as 16 nanometers and more complicated processes such as FinFET. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.
If the foundries or subcontractors we use to manufacture our products discontinue the manufacturing processes needed to meet our demands, fail to upgrade their technologies needed to manufacture our products, or otherwise fail to perform the necessary manufacturing or operations services on a timely basis, we may be unable to deliver products to our customers, which would materially adversely affect our operating results and harm our reputation. The transition to the next generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.
Our requirements typically represent a very small portion of the total production of the third-party foundries and related service providers. As a result, we are subject to the risk that a producer or service provider will cease production of an older or lower-volume process that it uses to produce our parts, cease performing the supply services currently provided, or raise the prices it charges us. We cannot assure you that our external foundries and related service providers will continue to devote resources to the production of parts for our products or continue to advance the process design technologies on which the manufacturing of our products are based. Each of these events could increase our costs, lower our gross margin, cause us to hold more inventory or reduce our ability to deliver our products on time. As our volumes decrease with any third-party foundry, the likelihood of unfavorable pricing or service levels increases.
Our customers’ products incorporate components from other suppliers. If these other suppliers cannot access sufficient production capacity or have other production or delivery issues, our customers may reduce orders for our products.

Our restructuring activities could result in management distractions, operational disruptions and other difficulties.
Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs and such restructuring activities are likely to continue. For example, we implemented Board-approved reductions in force of between 5% and 10% of our workforce on three occasions from December 2012 to April 2014. Additional reductions in force and senior level employee replacements are likely to occur as we continue to realign our business organization, operations and product lines. Employees whose positions were or will be eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any restructuring effort could also cause disruptions with customers and other business partners, divert the attention of our management away from our operations, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase our expenses, increase the workload placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities or remain competitive.
We may experience difficulties in transitioning to smaller geometry processes or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.
We may not be able to achieve higher levels of design integration or deliver new integrated circuit products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. Currently, we are shipping samples of our X-Gene 40 nanometer product and our 28 nanometer version of the product has taped out is expected to begin sampling in the first quarter of fiscal 2015. As smaller line‑width geometry processes, such as 16 nanometer, and more sophisticated designs, such as FinFET and FDSOI, are introduced to and become more prevalent in the industry, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to smaller geometries.
We have in the past experienced difficulties in shifting to smaller geometry process technologies and new manufacturing processes. These difficulties resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to even smaller geometries is inherently more expensive and as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face similar difficulties, delays and expenses with respect to the 28 nanometer and smaller versions of X-Gene and X-Weave and as we continue to transition our other IC products to smaller geometry processes and at competitive pricing. Transitions to more sophisticated designs, such as FinFET and FDSOI, could result in similar difficulties. We are dependent on our relationships with our foundries to transition to smaller geometry processes and new designs successfully and at competitive pricing. We cannot assure you that our foundries will be able to effectively manage the transition or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays in this transition or fail to implement this transition and at competitive pricing, our business, financial condition and results of operations could be materially and adversely affected.
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
Adverse economic and financial market conditions could harm our revenues, operating results and financial condition.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Our portfolio primarily includes fixed income securities, closed end bond funds, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices may have an unfavorable impact on our portfolio and may cause us to record impairment charges to our earnings. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges of our short-term investments and marketable securities. During the fiscal year ended March 31, 2014, we did not record any other-than-temporary impairment charges. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize impairments in the fair value of our investments.
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
Generally to enhance our IP portfolio and to augment our R&D resources, we have invested, and will continue to invest, in privately-held companies, most of which can still be considered to be in startup or developmental stages. These investments are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. In some cases, we have determined to write off all or substantially all of the value of our investment, and similar risks exist with respect to the other companies in which we have invested.
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

•	changes in the mix of product orders;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies, including without limitation our X-Gene products, on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	market acceptance of our products and our customers' products, including without limitation any failure of X-Gene to be commercially accepted at the levels we anticipate;

•	risks associated with our or our customers' dependence on third-party manufacturing and supply relationships;

•	increases in the costs of mask sets and products or the discontinuance of products, services or components by our suppliers;

•	the amounts and timing of meeting the specifications and expense recovery on non-recurring engineering projects;

•	following the expiration or earlier termination of our headquarters facilities lease, potentially significant increase in our rent obligations;

•	the amounts and timing of costs associated with warranties and product returns;

•	the amounts and timing of investments in R&D;

•	the product lifecycle and recoverability of architectural licenses, technology access fees and mask set costs;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	the impact of potential one-time charges related to purchased intangibles;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	the effects of changes in accounting standards; and

•	the availability of ecosystem partners.
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

•	the reduction, rescheduling or cancellation of customer orders;

•	declines in the average selling prices of our products;

•	delays in the introduction of new products, or lower than expected demand for new products;

•	delays when our customers are transitioning from old products to new products;

•	a decrease in demand for our products or our customers' products due to technological changes, competitive developments, trends in our customers’ businesses or other factors;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	the failure of our products to be qualified in our customers' systems or certified by our customers;

•	excess inventory of our products held by our customers, resulting in a reduction in their order patterns as they work through the excess inventory of our products;

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
Our business faces challenges due to declining sales of our older products and the evolving dynamics of the networking and communications industries.
Each of our Connectivity and Compute businesses faces industry-specific challenges, in addition to the risks applicable to our business as a whole. For our Connectivity products, order patterns historically have been uneven from period to period. The unpredictable nature of demand in this sector makes it more difficult to forecast our revenues, and may cause us to incur additional expenses for inventory that may need to be written off. Our Connectivity business is also subject to technology transitions within the communications industry. For example, now that the communications industry has completed its shift away from the SONET/SDH standard to the higher speed, lower power optical transport network (OTN) standard, substantially all of our new Connectivity product designs utilize the OTN standard. However, as a result of this transition, many of our older, SONET-based Connectivity products are experiencing declining sales, while our newer Connectivity products, such as the X-Weave product family, have not yet generated significant revenue. Moreover, the transition to OTN, resulting in higher sales volumes and increased competition from integrated solutions providers, is in turn leading to price and margin erosion challenges. The introduction of other technological standards may also affect demand for our products. For our Compute business, as well, the migration of the networking industry away from products utilizing the PowerPC architecture and towards products utilizing other architectures such as ARM, has presented challenges. In line with such migration, we are no longer introducing new PowerPC product designs and are reducing our resources equipped to support our older PowerPC product lines. Moreover, as many of our older, PowerPC-based Compute products are experiencing declining sales, we will increasingly depend on revenues from our new ARM-based products, such as the X-Gene product family. If we are unable to develop and deliver new Connectivity and Compute products that meet changing customer needs and generate sufficient revenue to offset the decline in sales of our older product lines, our business, results of operations and financial condition would be materially and adversely affected. Our sales of Connectivity and Compute products are also concentrated among a few large customers. Changes in a large customer’s financial condition, budgeting or technology strategy may materially affect our sales and could result in our holding higher than expected unsold inventory, which could result in higher expenses.
Our business may suffer due to downturns in the technology industry, which is cyclical.
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
Interruptions, delays, security breaches or other unauthorized activities at third-party data centers or other cloud computing infrastructure providers, or other failures within our information technology systems, could materially harm our business.
Our business depends upon the reliable operation of internal and third-party information technology (“IT”) systems, but we have limited control over the integrity and reliability of those systems. We conduct significant business functions and computer operations, including without limitation data storage and email, using the infrastructure systems of third-party vendors, such as remote data centers, virtual servers and other “cloud computing” resources. “Cloud computing” is an information technology hosting and delivery system in which data is stored outside of the user's physical infrastructure and is delivered to and used by the user as an internet-based application service. These third-party systems may experience cyber-attacks and other security breaches, along with the possible risk of loss, theft or unauthorized publication of our confidential information or that of our employees, customers, suppliers and other business partners. Any interruptions or problems at such data centers or other cloud computing facilities could result in significant disruptions to our business operations and potential liabilities to our employees and business partners. We do not control the operation of these third-party providers, and each is vulnerable to damage or interruption from earthquakes, floods, fires, vandalism, power loss, telecommunications failures and similar events. These third-party vendor relationships present further risk and management challenges for us, including, among others: confirming and monitoring the third party's security measures; the potential for improper handling of or access to our data; and data location uncertainty, including the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate, or the unauthorized movement of technical data between locations in violation of applicable export laws. In addition, third-party data center and other providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may experience costs or down-time in connection with the transfer to new third-party providers.
There can be no assurance that we will be successful in preventing cyber attacks, security breaches or other unauthorized activities involving our information technology systems, or detecting and stopping them once they have begun. Any failure of our outsourced service providers or our internal information technology systems to properly protect our data or the confidential information of our employees and business partners may adversely affect our business, financial condition and results of operations, as well as significant expenses including governmental penalties.
In addition to the risk of cyber attacks or other unauthorized activities, our internally maintained IT infrastructure may experience interruptions of service or errors in connection with systemic failures (which may be caused by third-party actions including viruses or other externally introduced problems, hardware or software failures, telecommunications or Internet connectivity issues, natural disasters or other causes), systems integration or migration work. In such an event, we may be unable to implement new systems or transition data and processes promptly, which could be expensive, time consuming and disruptive. These disruptions could impair our ability to fulfill orders and interrupt other business functions, resulting in delayed or lost sales, lower margins or lost customers, which could adversely affect our reputation and financial results.
Our business is dependent on selling to distributors and any disruption in their operations could materially harm our business.
Sales to distributors accounted for approximately 54%, 66% and 58% of our revenues for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Our largest distributor accounted for approximately 27%, 27% and 20% of our revenues for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.
Any future adverse conditions in the U.S. and global economies or in the U.S. and global credit markets could materially impact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in their operations could adversely impact the flow of our products to our end customers and adversely impact our results of operations. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors, which could cause them to hold excess inventories and reduce our net sales in a given period and result in an increase in stock rotations.
The loss of one or more key customers, diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenues and profits.
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	2014	2013	2012
Wintec (global logistics provider)**	22%	19%	20%
Avnet (distributor)	27%	27%	20%
Flextronics (sub-contract manufacturer)	*	*	11%

* Less than 10% of total net revenues for period indicated.
** Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
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
Our ability to maintain or increase sales to key customers and attract significant new customers is subject to a variety of factors, including:

•	customers may stop incorporating our products into their own products with limited notice to us;

•	customers or prospective customers may not incorporate our products into their future product designs;

•	the timing and success of new product introductions by customers;

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
Inventory fluctuations could affect our results of operations and restrict our ability to fund our operations. Inventory management remains an area of focus as we balance the need to maintain strategic inventory levels to ensure competitive lead times and meet customer expectations against the risk of inventory obsolescence because of changing technology and customer requirements. Customer orders for our products typically have non-standard lead times, which make it difficult for us to predict revenues and plan inventory levels and production schedules. If we are unable to plan inventory levels and production schedules effectively, our business, financial condition and operating results could be materially and adversely affected.
There is no guarantee that design wins will become actual orders and sales.

A “design win” occurs when a customer or prospective customer notifies us that our product has been selected to be integrated with the customer's product. There can be delays of several months or more between the design win and when a customer initiates actual orders of our product. Following a design win, we will commit significant resources to the integration of our product into the customer's product before receiving the initial order. Receipt of an initial order from a customer following a design win, however, is dependent on a number of factors, including the success of the customer's product, which cannot be guaranteed. The design win may never result in an actual order or sale of our products. If we fail to generate revenues after incurring substantial expenses to develop a product or to achieve a design win, our business and operating results would suffer.
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
We face competition from customers developing products internally.
Data center customers for our products, and other customers, generally have substantial technological capabilities and financial resources. Some customers have traditionally used these resources to develop their own products internally. The future prospects for our products in these markets are dependent upon our customers' acceptance of our products as an alternative to their internally developed products. Future sales prospects also are dependent upon acceptance of third-party sourcing for products as an alternative to in-house development. Customers may in the future continue to use internally developed components. They also may decide to develop or acquire components, technologies or products that are similar to, or that may be substituted for, our products. If our customers fail to accept our products as an alternative, if they develop or acquire the technology to develop such components internally rather than purchase our products, or if we are otherwise unable to develop or maintain strong relationships with them, our business, financial condition and results of operations would be materially and adversely affected.
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

•
difficulties and risks associated with the methods, estimates and judgments we use in applying critical accounting policies, such as the methods and judgments we used in valuing the Veloce merger consideration, which affected our R&D expense in certain periods in fiscal 2013 and 2014;

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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the past slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. Additionally, the past deterioration in market values has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At March 31, 2014, we had $11.5 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the goodwill and purchased intangible assets, due to further adverse changes in market conditions.
We have expended significant effort and expense on divestitures, and may do so in the future. For example, in April 2013, we completed the sale of 100% of the issued and outstanding shares of TPack A/S, a wholly-owned subsidiary of us, and certain intellectual property assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, payable in cash. Of this amount, $30.2 million was paid at the closing and the remaining $3.4 million - which had been held back to secure our indemnification obligations - was released to us in April 2014. In January 2013, we sold certain assets relating to our active optical technology platform to Volex Plc for a purchase price of approximately $2.0 million. We may be unable to accomplish future strategic divestitures on favorable terms or at all.
Our industry and markets are subject to consolidation, which may result in stronger competitors, fewer customers and reduced demand.
There has been industry consolidation among communications IC companies, network equipment companies and telecommunications companies in the past, such as the acquisition of Seamicro Inc. by Advanced Micro Devices in February 2012, Netlogic Microsystems, Inc. by Broadcom Corporation in February 2012, Gennum Corporation by Semtech Corporation in March 2012, Standard Microsystems by Microchip Technology in August 2012, Passif Semiconductor by Apple in July 2013, and Volterra Semiconductor by Maxim Integrated in October 2013. In addition, Calxeda, a privately held developer of ARM-based processors, shut down in late 2013. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. In addition, we may become a target for a company looking to improve its competitive position. Consolidation may result in stronger competitors, fewer customers and reduced demand, which in turn could have a material adverse effect on our business, operating results, and financial condition.
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
Because sales of our products have been denominated to date primarily in United States dollars, increases in the value of the United States dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to United States dollars of accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of March 31, 2014 the unrealized losses on these securities that were not previously written down as an other-than-temporary impairment charge were approximately $0.4 million, of which a substantial amount has been at an unrealized loss for less than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
Regulatory authorities in jurisdictions into or from which we ship our products could levy fines or restrict our ability to import and export products.
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
Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2014. We cannot be certain in future periods that any control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified by us or our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, and we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to report our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a restatement like we have in the past of our financial statements. Any restatement or actual or perceived weakness or adverse conditions in our internal control over financial reporting, or in management's assessment thereof, could result in a loss of public confidence in our reported financial information, and have a material adverse effect on our business, the market price of our common stock, and our ability to access capital markets, and may result in litigation claims, regulatory actions and diversion of management attention and resources.
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
In 2007, the PRPs were sued by a chemical company located downstream from the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff's potential liability to clean up groundwater contamination beneath the plaintiff's site; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater contamination. In September 2011, EPA issued an interim remedial action proposal, designed to arrest the further spread of groundwater contamination; and in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. In July 2013, the EPA rejected a good faith offer (“GFO”) to settle the matter that OPOG had submitted in February 2013. In October 2013, OPOG submitted a revised GFO that EPA is currently reviewing. Settlement negotiations are expected to continue through fiscal year 2015. In December 2013, OPOG retained legal counsel to pursue legal claims against numerous other PRPs for the regional groundwater contamination; we have elected to participate in the costs and recoveries associated with this litigation. In September 2012, a toxic tort litigation that was commenced in 2010 against Omega and the PRP group by individuals alleging injuries caused by the Omega Site was settled and dismissed with prejudice.
Based on currently available information, we have a loss accrual for the Omega site that is not material and we believe that the actual amount of our costs and liabilities will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matter is uncertain at this time. Based on currently available information, we do not believe that any eventual outcome will have a material adverse effect on our operations but we cannot guarantee this result. In 2009, the U.S. Supreme Court decided U.S. v. Burlington Northern & Santa Fe Railway Co., 129 S.Ct. 1870, which determined that hazardous substance cleanup liability need not be joint and several in all cases. As a result of this decision, the liability is potentially divisible among the PRPs at an earlier stage in superfund cases such as Omega. At this time we do not know and cannot predict the full impact of this decision on our liability. In addition, in January 2012, as a result of the PRP group's modification of its liability allocation formulae and the withdrawal of PRP group members, our proportional allocation of responsibility among the PRPs for the current remediation obligations increased. Subsequently, certain other PRPs withdrew from OPOG, and settlement negotiations with these parties are continuing. Any future increases to our proportional allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group due to additional member withdrawals could materially increase our potential liability relating to the Omega Site.
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
Customer requirements and new regulations related to conflict-free minerals may force us to incur additional expenses or cause us to lose business.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals”) in their products, including products that are manufactured by third parties. These new regulations require companies to investigate, disclose and report whether or not such minerals or metals originated from the Democratic Republic of Congo or adjoining countries, and mandate independent audits under certain circumstances, to confirm that trade in such minerals or metals does not fund armed conflict in those countries. Although a U.S. federal appeals court recently struck down one aspect of these rules, the SEC has stated that it still expects companies to file reports addressing the other aspects. The first report is due on June 2, 2014 for the 2013 calendar year.
The implementation of these requirements, and any similar requirements that other jurisdictions may impose in the future, will require us to incur additional compliance-related expenses. They could also adversely affect the availability and cost of metals used in the manufacture of many semiconductor devices, including ours. As there may be only a limited number of suppliers offering metals from sources outside of the relevant countries or that have been independently verified as not funding armed conflict in those countries, we cannot be sure that our contract manufacturers and other suppliers will be able to obtain those metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify the origin of the metals used in our products. Some customers may choose to disqualify us as a supplier, and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations. We may face similar risks in connection with any other regulations focusing on social responsibility or ethical sourcing that may be adopted in the future.
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
We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with other third parties including consultants, suppliers, customers, licensees and strategic partners. We also try to control access to and distribution of our technologies, pre-release products, documentation and other proprietary information, through the use of license agreements and other contracts and the implementation and enforcement of physical security measures. Despite these efforts, employees, contractors and third parties may attempt to copy, disclose, obtain or use our confidential information, products, services or technology without our authorization. In such event, any contracts we have in place with such parties might not provide us with adequate remedies to protect our intellectual property rights or to recover adequate damages for this loss. Also, former employees may seek employment with our business partners, customers or competitors and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, former employees or third parties could attempt to penetrate our network to misappropriate our proprietary information or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the United States.
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

Such claims and demands have caused and could in the future result in substantial costs and diversion of resources and could have a material adverse effect on our business, financial condition and results of operations.
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
Our corporate headquarters are located in Sunnyvale, California and we currently lease approximately 97,000 square feet. The facility contains administration, sales and marketing, research and development and operations functions. The lease expires on August 31, 2015, subject to our right to terminate early upon at least 120 days’ notice.
We lease additional domestic facilities in San Diego, California and Wilmington, Massachusetts. Our foreign leased locations consist of the following: Ottawa, Canada; Tokyo, Japan; Beijing, Shenzhen and Shanghai, the People’s Republic of China; Taipei and Kaohsiung, Taiwan; Ho Chi Minh City, Vietnam and Pune and Bangalore, India.
The domestic and international leased facilities comprise an aggregate of approximately 232,000 square feet. These facilities have lease terms expiring between 2014 and 2018. We believe that the facilities under lease by us will be adequate for at least the next 12 months.
For additional information regarding our obligations under property leases, see Note 8, Commitments, to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report.

Item 3.	Legal Proceedings.
The information set forth under Note 11, Contingencies, to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report, is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Select Market under the symbol AMCC. The following table sets forth the high and low closing sales prices of our common stock as reported by Nasdaq for the periods indicated.

Fiscal Year Ended March 31, 2014	High	Low
First Quarter	$9.73	$6.72
Second Quarter	$12.93	$8.60
Third Quarter	$14.29	$10.53
Fourth Quarter	$12.93	$9.49

Fiscal Year Ended March 31, 2013	High	Low
First Quarter	$6.87	$5.17
Second Quarter	$6.14	$4.71
Third Quarter	$8.42	$4.38
Fourth Quarter	$9.56	$7.42
At May 20, 2014, there were approximately 187 holders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by the record holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
During the fiscal year ended March 31, 2014, we issued 6,665,081 shares of common stock to former holders of Veloce common stock, common stock options and stock equivalents pursuant to the Veloce merger agreement, as described above. These shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(10) of the Securities Act.
Securities Authorized for Issuance under Equity Compensation Plans
The information included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K is hereby incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 5, Stockholder's Equity, to Consolidated Financial Statements included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report.
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
The graph below matches Applied Micro Circuits Corporation’s cumulative five-year total stockholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, the NASDAQ Telecommunications index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2009 to March 31, 2014.

The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ending March 31,
	2009	2010	2011	2012	2013	2014
Applied Micro Circuits Corporation	100.00	177.57	213.58	142.80	152.67	203.70
S&P 500	100.00	149.77	173.20	187.99	214.24	261.06
NASDAQ Composite	100.00	158.32	185.39	210.13	226.02	296.17
NASDAQ Telecommunications	100.00	154.71	155.74	149.68	157.80	199.29
NASDAQ Electronic Components	100.00	158.85	184.71	189.24	177.48	239.48

Item 6.	Selected Financial Data.
The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2014. You should read the selected financial data set forth in the table below, together with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report (In thousands, except per share amounts).

	Fiscal Years Ended March 31,
	2014	2013	2012	2011	2010
Consolidated Statement of Operations Data:
Net revenues	$216,150	$195,642	$230,887	$247,710	$205,598
Cost of revenues	85,189	83,048	98,804	95,282	92,931
Gross profit	130,961	112,594	132,083	152,428	112,667
Operating expenses:
Research and development	146,579	187,419	175,656	108,732	88,096
Selling, general and administrative	38,927	51,684	45,794	49,173	45,901
Gain on sale of TPack	(19,699)	—	—	—	—
Gain on sale of building	(25,815)	—	—	—	—
Amortization of purchased intangible assets	316	1,926	3,202	5,285	4,020
Restructuring charges, net	1,134	6,435	875	532	746
Total operating expenses	141,442	247,464	225,527	163,722	138,763
Operating loss	(10,481)	(134,870)	(93,444)	(11,294)	(26,096)
Interest income (expense), net and other-than-temporary impairment	5,052	2,595	4,247	9,890	3,440
Other income (expense), net	354	(2,394)	7,437	797	(1,551)
Loss from continuing operations before income taxes	(5,075)	(134,669)	(81,760)	(607)	(24,207)
Income tax expense (benefit)	619	(554)	928	399	(10,610)
Loss from continuing operations	(5,694)	(134,115)	(82,688)	(1,006)	(13,597)
Income from discontinued operations, net of taxes	—	—	—	—	6,112
Net loss	$(5,694)	$(134,115)	$(82,688)	$(1,006)	$(7,485)
Basic and diluted net loss per share:
Net loss from continuing operations per share	$(0.08)	$(2.06)	$(1.33)	$(0.02)	$(0.21)
Net income from discontinued operations per share	—	—	—	—	0.10
Net loss per share	$(0.08)	$(2.06)	$(1.33)	$(0.02)	$(0.11)
Shares used in calculating basic and diluted net loss per share	72,897	65,258	62,245	65,160	66,006

	March 31,
	2014	2013	2012	2011	2010
Consolidated Balance Sheet Data:
Working capital	$112,351	$26,860	$118,575	$186,117	$227,850
Goodwill and intangible assets, net	$11,530	$25,174	$29,817	$36,571	$16,850
Total assets	$207,536	$211,380	$269,052	$308,657	$316,044
Total stockholders’ equity	$149,236	$81,504	$169,236	$261,810	$280,874

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2014. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This MD&A should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report. This discussion contains forward-looking statements which are subject to risks and uncertainties. Refer to the Cautionary Statement about Forward-Looking Statements on page 1 for further details.
OVERVIEW
The Company
Applied Micro Circuits Corporation (“AppliedMicro”, “APM”, “AMCC”, the “Company”, “we” or “our”) is a global leader in solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long haul communications equipment. Our products include the X-Gene™ ARM® 64-bit Server on a Chip™ solution, or X-Gene. The X-Gene product is targeted to serve existing and emerging hyperscale cloud, high performance computing and enterprise applications. X-Gene began sampling in silicon to current and prospective customers as well as ecosystem partners in March 2013. We expect X-Gene to begin generating production sales revenue during the second half of our fiscal year 2015. We believe that X-Gene is the first ARM 64-bit server solution to have sampled and to have production units being manufactured. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud data center silicon market by addressing the need for high performance, lower power, and lower total cost of ownership (“TCO”).

In July 2013, we announced the X-Weave family of products, designed to meet the needs of public cloud, private cloud and enterprise data centers. The X-Weave family includes products spanning 100Gbps to 240Gbps of connectivity with unique multi protocol features and high density.
X-Gene builds upon our base business of providing high speed and high bandwidth connectivity solutions which address growth segments including 10, 40, and 100Gbps solutions serving data center and service provider markets. Our connectivity products include framer/mapper devices for Optical Transport Network (“OTN”) equipment and physical layer (“PHY”) devices that transmit and receive signals in a very high-speed serial format. Our embedded computing products are deployed in applications such as control- and data-plane functionality, wireless access points, residential gateways, wireless base-stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers.
Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world. As of March 31, 2014, our business had two reporting units, Computing and Connectivity.
Since the start of fiscal 2012, we have invested a total of $509.7 million in the Research and Development ("R&D") of new products, including high-speed, high-bandwidth, and low-power products that often combine the functions of multiple existing products into single highly-integrated solutions. A considerable portion of this investment is directed to our ARM 64-bit based server product development. Our products and our customers’ products are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, some major products in development during the last few years have not yet started to generate significant revenues. In addition, demand for our products can be impacted by economic downturns, cyclicality in the telecommunications market, competitive and technological developments, and other factors described elsewhere in this Annual Report.
Acquisition of Veloce
On June 20, 2012 (the “Closing Date”), the Company completed its acquisition of Veloce pursuant to the terms of the Agreement and Plan of Merger, (the “Merger Agreement”). Veloce has been developing specific technology for us.
The Merger Agreement provided for  the payment of the total consideration to holders of Veloce common stock options that were vested on the Closing Date and holders of Veloce common stock and stock equivalents (collectively, “Veloce Equity Holders”), and to Veloce stock equivalents that had not yet been allocated to individuals (“Unallocated Veloce Units”). During the twelve months ended March 31, 2014 and 2013, as part of the above arrangement, we paid approximately $63.7 million and $16.5 million, respectively, in cash and issued approximately 6.7 million shares and 3.0 million shares, respectively, valued at approximately $57.3 million and $16.6 million, respectively.
The total estimated consideration to be paid is based upon the benchmarks achieved during technology simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the technology simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during technology simulations, the total estimated consideration to be paid was updated during fiscal 2013 from a previous estimated maximum of approximately $135.0 million to the contractual maximum of $178.5 million. The consideration that we are obligated to pay upon completion of the respective performance milestones can be settled in cash or our common stock (or a combination of cash and stock), at our election.
We have treated the Veloce merger as a “reorganization” under Section 368 of the Internal Revenue Code in our and Veloce's tax returns. We believe that the requirements to qualify as a reorganization under the Code will be met.
For accounting purposes, the costs to be incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense. Recognition of these costs as expense occurred when certain development and performance milestones became probable of achievement and were deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs. As of March 31, 2014, 0.9 million Unallocated Veloce Units had not been allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units was approximately $9.2 million.
We periodically evaluated the progress of the development work that was being performed in connection with our contractual arrangement with Veloce. Based on such an evaluation as well as various other qualitative factors, we estimated the total value of the development work being performed and assessed the timing and probability of attaining contractually defined performance milestones. As of March 31, 2014, we assessed that all three performance milestones were completed.

Cumulative R&D expenses recognized in connection with the achievement of the three performance milestones through March 31, 2014 were $169.3 million. Total R&D expenses recognized related to Veloce were approximately $42.7 million and $66.2 million during the twelve months ended March 31, 2014 and 2013, respectively. The Veloce accrued liability included on the Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock. Veloce consideration that has been accrued as of March 31, 2014, is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.
As of March 31, 2014, $154.1 million has been paid and we expect that an additional $7.7 million will be paid in cash and stock by June 30, 2014. The $154.1 million paid to date includes approximately $80.2 million in cash and the issuance of 9.7 million shares of common stock valued at approximately $73.9 million.
Summary Financials
The following table presents a summary of our results of operations for the fiscal years ended March 31, 2014 and 2013 (dollars in thousands):

	Fiscal Year Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$216,150	100.0%	$195,642	100.0%	$20,508	10.5%
Cost of revenues	85,189	39.4	83,048	42.4	2,141	2.6
Gross profit	130,961	60.6	112,594	57.6	18,367	16.3
Total operating expenses	141,442	65.4	247,464	126.5	(106,022)	(42.8)
Operating loss	(10,481)	(4.8)	(134,870)	(68.9)	(124,389)	(92.2)
Interest and other income (expense), net	5,406	2.5	201	0.1	5,205	2,589.6
Loss before income taxes	(5,075)	(2.3)	(134,669)	(68.8)	(129,594)	(96.2)
Income tax (benefit) expense	619	0.3	(554)	(0.3)	1,173	(211.7)
Net loss	$(5,694)	(2.6)%	$(134,115)	(68.5)%	$(128,421)	(95.8)%

The following table presents a summary of our results of operations for the fiscal years ended March 31, 2013 and 2012 (dollars in thousands):

	Fiscal Year Ended March 31,
	2013		2012
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$195,642	100.0%	$230,887	100.0%	$(35,245)	(15.3)%
Cost of revenues	83,048	42.4	98,804	42.8	(15,756)	(15.9)
Gross profit	112,594	57.6	132,083	57.2	(19,489)	(14.8)
Total operating expenses	247,464	126.5	225,527	97.7	21,937	9.7
Operating loss	(134,870)	(68.9)	(93,444)	(40.5)	41,426	44.3
Interest and other income (expense), net	201	0.1	11,684	5.1	(11,483)	(98.3)
Loss before income taxes	(134,669)	(68.8)	(81,760)	(35.4)	52,909	64.7
Income tax expense	(554)	(0.3)	928	0.4	(1,482)	(159.7)
Net loss	$(134,115)	(68.5)%	$(82,688)	(35.8)%	$51,427	62.2%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Cisco, Huawei, Alcatel-Lucent, Ciena, Fujitsu, Juniper, NEC, Coriant and ZTE, who in turn supply their equipment principally to communications service providers.
On a sell-through basis, excluding non-cancelable non-returnable inventory we had approximately 47 days of inventory in the distributor channel at March 31, 2014 as compared to 58 days at March 31, 2013. The decrease in inventory days was primarily due to the timing of sell-through of distributor inventory.
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

We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Connectivity and Computing. We use this information to analyze our performance and success in these markets, including our strategy to focus on the transition to the high-growth data center market.
We are continuing to focus our current connectivity investments on high-growth 10Gbps, 40Gbps and faster Ethernet solutions, and on data center, OTN and enterprise market opportunities, while continuing to service the Telecom (SONET/SDH) market. We are seeing customer demand for our connectivity products transition from the SONET/SDH standard to higher speed, lower power products that utilize the OTN standard in order to support the increasing demand for transmission of data over networks. However, the timing and extent of this transition is uncertain due to the significant investment that is needed to convert networks to the OTN standard. As such, the rate of conversion to the OTN standard is, in part, greatly influenced by global economic market conditions and the financial condition of communications industry participants. Recessionary type market conditions will result in a slower transition of networks to the OTN standard. Additionally, there can be no assurance that our revenues will increase as the OTN standard is adopted.
For the fiscal years ended March 31, 2014, 2013 and 2012, our OTN and 10Gbps or faster Ethernet products represented 86%, 74% and 59%, respectively, of our Connectivity revenues, and our SONET/SDH and legacy switch products represented 14%, 26% and 41%, respectively, of our Connectivity revenues.
Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Fiscal Years Ended March 31,
	2014	2013	2012
Wintec (global logistics provider)**	22%	19%	20%
Avnet (distributor)	27%	27%	20%
Flextronics (sub-contract manufacturer)	*	*	11%

*	Less than 10% of total net revenues for period indicated.
** Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
We expect that our largest customers will continue to account for a substantial portion of our net revenues for the foreseeable future.
Net revenues by geographic region, which are primarily denominated in U.S. dollars, were as follows (in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
United States of America	$101,275	$79,930	$99,214
Taiwan	13,405	22,684	20,950
Hong Kong	21,477	22,044	21,458
China	6,085	2,053	4,503
Europe	33,625	35,216	41,691
Japan	23,125	13,237	13,596
Malaysia	5,788	4,733	8,276
Singapore	9,745	10,399	14,011
Other Asia	1,217	4,621	5,790
Other	408	725	1,398
	$216,150	$195,642	$230,887

Change in revenues was primarily due to shift in customer demand and changes in macro-economic conditions.
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
The following table reconciles Adjusted EBITDA to the accompanying financial statements (in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Net loss	$(5,694)	$(134,115)	$(82,688)
Adjustment to net loss:
Interest and other income, net	(1,414)	(2,540)	(3,794)
Stock-based compensation expense	17,021	24,236	18,374
Warrant expense	—	1,289	—
Amortization of purchased intangibles	482	4,643	6,754
Restructuring charges, net	1,134	6,435	875
Veloce accrued liability	42,684	66,188	60,400
Impairment of marketable securities*	(3,992)	(412)	(743)
Acquisition related recoveries	—	(133)	(2,532)
Depreciation and amortization	14,204	13,542	10,009
Gain on sale of assets	(25,815)	(1,299)	—
Gain on sale of TPack	(19,699)	—	—
Impairment loss (gain) on strategic investments, net	—	2,250	(7,147)
Impairment of notes receivable and other assets	—	1,800	—
Other and income tax adjustment	631	(554)	938
Adjusted EBITDA	$19,542	$(18,670)	$446

*
For non-GAAP purposes, any gain or loss relating to marketable securities is not recognized until the underlying securities are sold and the actual gain or loss is realized. Impairments were previously recognized in accordance with GAAP and being unwound by sale/accretion of the underlying securities.

We believe that some investors have found Adjusted EBITDA to be a useful supplemental measure of our operation’s performance because it helps them evaluate and compare the results of operations from period to period by removing the accounting impact of our financing strategies, tax provisions, depreciation and amortization, restructuring charges, stock based compensation expense, Veloce accrued liability, gain on sale of assets, gain on sale of TPack and certain other operating items. We have adjusted for these excluded items because we believe that, in general, these items possess one or more of the following characteristics: their magnitude and timing is largely outside of our control; they are unrelated to the ongoing operations of the business in the ordinary course; they are unusual or infrequent and we do not expect them to occur in the ordinary course of business; or they are non-cash expenses.
Adjusted EBITDA is not a measure determined in accordance with generally accepted accounting principles, or "GAAP", in the United States and should not be considered a substitute for operating income, net income or any other measure determined in accordance with GAAP. Adjusted EBITDA should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Recently, Adjusted EBITDA has been primarily used by our management as a metric to determine the performance vesting of our three-year RSU grants issued in May 2011 (the “EBITDA2 Grants”) which expired unvested when the program concluded in May 2014.
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

Gene product development related expenditures are excluded from the above, we derive the adjusted Non-GAAP income from our base business (“NGIBB”).
The following table reconciles GAAP net loss to the Non-GAAP income from our base business (in thousands except for per share data):

	Fiscal Years Ended March 31,
	2014	2013	2012
GAAP Net loss	$(5,694)	$(134,115)	$(82,688)
Adjustments:
Stock-based compensation expense	17,021	24,236	18,374
Warrant expense	—	1,289	—
Amortization of purchased intangibles	482	4,643	6,754
Restructuring charges, net	1,134	6,435	875
Veloce accrued liability	42,684	66,188	60,400
Impairment of marketable securities	(3,992)	(412)	(743)
Acquisition related recoveries	—	(133)	(2,532)
Gain on sale of assets	(25,815)	(1,299)	—
Gain on sale of TPack	(19,699)	—	—
Impairment loss (gain) on strategic investments, net	—	2,250	(7,147)
Impairment of notes receivable and other assets	—	1,800	—
Other and income tax adjustment	(368)	336	1,102
Total GAAP to Non-GAAP adjustments	11,447	105,333	77,083

Non-GAAP net income (loss)	5,753	(28,782)	(5,605)
X-Gene product development costs*	62,957	54,192	32,450
NGIBB	$68,710	$25,410	$26,845

Diluted income per share	$0.92	$0.38	$0.43

Shares used in calculating diluted income per share	74,371	66,049	62,762
*These amounts relate to direct expenditures associated with the X-Gene product development and does not include costs incurred relating to the Veloce accrued liability.
We believe that NGIBB has been a useful supplemental measure for investors as it helps them view the performance of the ongoing base business without the effect of unusual or infrequent costs including non-cash expenditures and also excluding an unusual and very significant R&D project. We also believe that this measure has been useful for investors to evaluate and compare our results of operations to our peers in a more meaningful way and allows investors an alternative way of assessing the health and performance of the base business. As our X-Gene R&D resources are leveraged across other product lines, we foresee NGIBB becoming less useful as a supplemental measure for investors. Therefore, we anticipate that we will discontinue providing information pertaining to NGIBB in the future.
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
The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of or if the orders will result in future revenues and the effect of changing lead times on bookings. It also does not indicate the extent to which orders resulted from our product phase-out decisions, which can cause customers to place final, non-recurring “last time buy” orders for an "end of life” product. Our fourth quarter book-to-bill ratio at March 31, 2014, 2013 and 2012 was 1.0, 0.7 and 0.8, respectively. Our annual book-to-bill ratio at March 31, 2014, 2013 and 2012 was approximately 1.0, 1.1 and 0.8, respectively.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for details. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our Consolidated Financial Statements.
Investments
We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The factors considered in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization) and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we do not intend to sell the security, we shall consider available evidence to assess whether it is more likely than not, we will be required to sell the security before the recovery of the amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of the amortized cost basis, an other-than-temporary impairment is considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the fiscal years ended March 31, 2014 and 2012, we did not record any other-than-temporary impairment charges. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges. During the fiscal years ended March 31, 2014, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $0.4 million as we believe that such unrealized losses are temporary. In addition, we also had $3.5 million in unrealized gains.
Veloce Consideration
We periodically evaluated the progress of the development work that was being performed in connection with our contractual arrangement with Veloce. Based on such an evaluation as well as various other qualitative factors, we estimated the total value of the development work being performed and assessed the timing and probability of attaining contractually defined performance milestones.
Upon assessing a performance milestone as probable of achievement, R&D expense was recognized based upon the estimated stage of development of that milestone and the estimated value associated with each performance milestone. The amount of R&D costs recognized in connection with the Veloce consideration excludes any value relating to Veloce common stock equivalents that have not been allocated to individuals (“Unallocated Veloce Units”). As of March 31, 2014, the maximum potential additional expense to be recognized associated with the Unallocated Veloce Units was approximately $9.2 million. Payment of the Veloce consideration occurs based upon when a performance milestone is completed and upon satisfaction of vesting requirements, if applicable. Significant judgment was required to estimate the total value of the Veloce development work, assess when a performance milestone was probable of achievement and estimate the timing of when the performance milestones were completed. We relied on discussions with internal technical personnel and using various qualitative and quantitative factors, including, but not limited to, overall complexity, stage of development and progress made to date, results of testing, and consideration as to the nature of the remaining development work, to assess probability of attaining the performance milestones defined in the Merger Agreement. If, based on such assessment, we believed attainment of a performance milestone was probable, we recognized expenses related to the estimated stage of development for the performance milestone, excluding the value relating to the Unallocated Veloce Units. As of March 31, 2014, Veloce completed all three performance milestones.
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
The consideration relating to the three performance milestones, excluding the value allocated to the Unallocated Veloce Units, in the amount of $169.3 million, has been recognized as research and development expense through March 31, 2014 compared to $126.6 million as of March 31, 2013.Total R&D expenses recognized were approximately $42.7 million and $66.2 million during the twelve months ended March 31, 2014 and 2013, respectively.
Inventories
Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates used for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by FASB ASC paragraph 330-10-35-14. To illustrate the sensitivity of inventory valuations to future estimates, as of March 31, 2014, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $0.1 million and increasing our future demand forecast to 18 months would increase our current inventory valuation by approximately $63,000.
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets
We review our goodwill for impairment at the reporting unit level annually, or more frequently, if changes in facts and circumstances indicate that it is more likely than not that the fair value of our reporting units may be less than its carrying amount. We elected to use the Step 1 qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. As part of our qualitative assessment, we evaluated and determined that our market capitalization was well in excess of its book value and based on this and other qualitative factors (such as revenue trends, design wins, continued utilization of developed technology acquired from the TPack A/S acquisition and subsequent to its sale in April 2013 - see Note 12, Sale of TPack A/S, to the Consolidated Financial Statements for details) determined that there was no goodwill impairment.
Our long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets ranging from 1 to 7 years using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the term of the related lease or its estimated useful life. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. We review our definite-lived long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. In addition, we assess our long-lived assets for impairment if they are abandoned.
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
From time to time we generate revenue from the sale of internally developed intellectual property ("IP"). We generally recognize revenue from the sale of IP when all basic criteria outlined above are met, which generally occurs when the payments are received.
Mask Costs
We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. We periodically reassess the estimated product production period for specific mask sets capitalized. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the fiscal years ended March 31, 2014 and 2013, total mask costs capitalized were $6.4 million and $3.1 million, respectively.
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

RESULTS OF OPERATIONS
Comparison of the Fiscal Year Ended March 31, 2014 to the Fiscal Year Ended March 31, 2013
Net Revenues. Net revenues for the fiscal year ended March 31, 2014 were $216.2 million, representing an increase of 10.5% from the net revenues of $195.6 million for the fiscal year ended March 31, 2013. We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Computing and Connectivity. We use this information to analyze our performance and success in these markets. See the following table (dollars in thousands):

	Fiscal Years Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Computing	$107,665	49.8%	$104,952	53.6%	$2,713	2.6%
Connectivity	108,485	50.2	90,690	46.4	17,795	19.6
	$216,150	100.0%	$195,642	100.0%	$20,508	10.5%

During the fiscal year ended March 31, 2014, our Computing and Connectivity revenues increased by 2.6% and 19.6%, respectively. Our Computing revenues for the fiscal year ended March 31, 2014 included a significant end-of-life order compared to the fiscal year ended March 31, 2013. The increase in Connectivity revenues was a result of higher demand for our new products due to increasing capital expenditure on OTN and Ethernet in telecom and datacenter infrastructures.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2014 and 2013 (dollars in thousands):

	Fiscal Years Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Net revenues	$216,150	100.0%	$195,642	100.0%	$20,508	10.5%
Cost of revenues	85,189	39.4	83,048	42.4	2,141	2.6
Gross profit	$130,961	60.6%	$112,594	57.6%	$18,367	16.3%

The gross profit percentage for the fiscal year ended March 31, 2014 increased to 60.6%, compared to 57.6% for the fiscal year ended March 31, 2013. Our gross profit percentage, excluding the impact of amortization of purchased intangibles, also increased to 60.7% as compared to 58.9% for the fiscal years ended March 31, 2014 and 2013, respectively. The amortization of purchased intangible assets included in cost of revenues during the fiscal year ended March 31, 2014 was $0.2 million, compared to $2.7 million for the fiscal year ended March 31, 2013. The decrease in amortization of purchased intangible assets included in cost of revenues was primarily due to certain purchased intangible assets being fully amortized resulting in a lower amortization charge in the current fiscal year ended March 31, 2014. The increase in our gross profit percentage was primarily due to favorable product mix and the absorption of fixed costs across higher overall revenues.
Research and Development and Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the fiscal years ended March 31, 2014 and 2013 (dollars in thousands):

	Fiscal Years Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$146,579	67.8%	$187,419	95.8%	$(40,840)	(21.8)%
Selling, general and administrative	$38,927	18.0%	$51,684	26.4%	$(12,757)	(24.7)%
Research and Development. The decrease of 21.8% or $40.8 million of R&D expenses for the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 was mainly due to a $23.5 million decrease in Veloce related expenses, a $9.3 million decrease in personnel costs and a $5.4 million decrease in stock compensation expense.
Research and development expense recognized in connection with the Veloce consideration was $42.7 million and $66.2 million during the fiscal years ended March 31, 2014 and 2013, respectively. Refer to Note 4, Veloce, to Consolidated Financial Statements for further details.

Selling, General and Administrative. The decrease in SG&A expenses of 24.7% or $12.8 million during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 was mainly due to a $5.5 million decrease in personnel costs, a $5.0 million decrease in legal expenses and a $1.6 million decrease in stock compensation expense.
Stock-Based Compensation. The following table presents stock-based compensation expense for the fiscal years ended March 31, 2014 and 2013, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Cost of revenues	$444	0.2%	$692	0.4%	$(248)	(35.8)%
Research and development	6,371	2.9	11,760	6.0	(5,389)	(45.8)
Selling, general and administrative	10,206	4.7	11,784	6.0	(1,578)	(13.4)
	$17,021	7.8%	$24,236	12.4%	$(7,215)	(29.8)%
The decrease in stock-based compensation of 29.8% during the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 was primarily due to the effect of the expense that was recorded relating to our Performance Retention Grants during the fiscal year ended March 31, 2013, partially offset by the expense relating to Dr. Gopi's vested performance-based restricted stock units during the fiscal year ended March 31, 2014. Stock-based compensation expense will continue to have a potentially significant adverse impact on our reported results of operations, although it will have no impact on our overall cash flows.
Restructuring Charges, net. We implemented restructuring programs in August 2013 and December 2012 to reorganize our operations and reduce our workforce and related operating expenses. As a result, we recorded charges of $0.9 million and $1.7 million for employee severance expenses and $0.3 million and $4.7 million for asset impairment during the fiscal years ended March 31, 2014 and 2013, respectively. The asset impairment related to the impairment of the unamortized value of a software intellectual property license, which we no longer intend to use to develop new products. As part of our ongoing cost reduction efforts and our efforts to realign our resources to support new products, we could implement additional restructuring programs and may incur significant additional restructuring charges. For example, in April 2014, we implemented a reduction in headcount and we anticipate that the resulting restructuring charges will be approximately $1.6 million to $1.8 million in the first quarter of fiscal 2015.
We incurred cash expenditures of approximately $1.4 million and $1.2 million during the fiscal years ended March 31, 2014 and 2013 for employee severance expenses, respectively. We anticipate that the restructuring plan will reduce ongoing headcount expenses by approximately $3.0 million annually and other additional operational expenses by $0.5 million annually as a result of the August 2013 restructuring program and reduce ongoing headcount expenses by approximately $8.0 million to $9.0 million annually and other additional operational expenses by $4.0 million to $5.0 million annually as a result of the December 2012 restructuring program. As of March 31, 2014, the actual annual savings were within the range of originally expected savings relating to the December 2012 restructuring program.
Interest and Other Income, net. The following table presents interest income (expense) and other income (expense), net for the fiscal years ended March 31, 2014 and 2013 (dollars in thousands):

	Fiscal Years Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Interest income, net	$5,052	2.3%	$2,595	1.3%	$2,457	94.7%
Other income, net	$354	0.2%	$(2,394)	(1.2)%	$2,748	114.8%
Interest Income, net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The increase in interest income, net for the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 was primarily due to increase in realized gains from the sale of short-term investments and marketable securities during the twelve months ended March 31, 2014 and an other-than-temporary impairment of short-term investments and marketable securities of $1.1 million during the twelve months ended March 31, 2013.
Other Income, net. The increase in other income for the fiscal year ended March 31, 2014, compared to the fiscal year ended March 31, 2013 was primarily due an impairment of $2.3 million relating to a strategic equity investment during the fiscal year ended March 31, 2013.
Income Taxes. The federal statutory income tax rate was 35% for the fiscal years ended March 31, 2014 and 2013. Income tax expense recorded for the fiscal year ended March 31, 2014 was an expense of $0.6 million compared to a benefit of $0.6 million for the fiscal year ended March 31, 2013. The increase in tax expense in fiscal 2014 versus fiscal 2013 was primarily related to other comprehensive income. The income tax benefit for the fiscal year ended March 31, 2013 included a tax benefit of $1.0 million in operations with the corresponding tax expense in other comprehensive income, related primarily to the tax effect on unrealized gain on investments.
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

During the fiscal year ended March 31, 2013, our Computing revenues declined by 13.0% while our Connectivity revenues declined by 17.8%. The overall revenue decline was spread across both the Computing and Connectivity product families and was a result of lower demand for our products due to overall softness in macroeconomic conditions and due to the roll-off of legacy products as we continue to focus on the development of our new products. In addition, the revenues for our Connectivity products were lower due to a delay in the overall OTN infrastructure build-out.

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
Restructuring Charges, net. We implemented a restructuring program during December 2012 to reorganize our operations and reduce our workforce and related operating expenses. The plan includes eliminating job redundancies and reducing our current workforce by approximately 70 employees. As a result, we recorded a charge of $1.7 million for employee severance expenses and $4.7 million for an asset impairment during the twelve months ended March 31, 2013. The asset impairment related to the impairment of the unamortized value of a software intellectual property license, which we no longer intend to use to develop new products. As part of our ongoing cost reduction efforts, we could implement additional restructuring programs and may incur significant additional restructuring charges. For example, we recently implemented a reduction in headcount and we anticipate that the resulting restructuring charges will be approximately $1.6 million to $1.8 million in the first quarter of fiscal 2015.
We incurred cash expenditures of approximately $1.2 million during the twelve months ended March 31, 2013 for employee severance expenses and anticipate that the restructuring plan will reduce ongoing headcount expenses by approximately $8.0 million to $9.0 million annually and other additional operational expenses by within the range of $4.0 million to $5.0 million annually. The savings from the restructuring action started in fiscal 2013, when the plan was implemented.
The restructuring charges recorded during the fiscal year ended March 31, 2012 were primarily for employee severance expenses.
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
Interest Income, net. Interest income, net of management fees, reflects interest earned on cash and cash equivalents, short-term investments and marketable securities. The decrease in interest income, net for the fiscal year ended March 31, 2013, compared to fiscal year ended March 31, 2012 was primarily due to an other-than-temporary impairment of short-term investments and marketable securities of $1.1 million and our lower cash, cash equivalents and short-term investments available-for-sale balances.
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
Income Taxes. The federal statutory income tax rate was 35% for the fiscal year ended March 31, 2013 and 2012. Income tax expense recorded for the fiscal year ended March 31, 2013 was a benefit of $0.6 million compared to an expense of $0.9 million for the fiscal year ended March 31, 2012. The decrease in tax expense in fiscal 2013 versus fiscal 2012 was primarily related to other comprehensive income. The income tax benefit for the fiscal year ended March 31, 2013 included a tax benefit of $1.0 million in operations with the corresponding tax expense in other comprehensive income, related primarily to the tax effect on the unrealized gain on investments.

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2014, our principal source of liquidity consisted of $106.6 million in cash, cash equivalents and short-term investments which is approximately $1.37 per share of outstanding common stock as compared to $1.26 per share at March 31, 2013. Working capital, defined as net current assets minus net current liabilities, was $112.4 million as of March 31, 2014. Total cash, cash equivalents, and short-term investments increased by $21.1 million during the fiscal year ended March 31, 2014, primarily due to net proceeds from sale of our headquarters building of $40.2 million, proceeds from sale of property, equipment and other assets of $0.1 million, net proceeds from the sale of TPack of $29.5 million, proceeds from issuance of common stock of $11.6 million, proceeds from sale of a strategic equity investment of $1.3 million, partially offset by cash used for operations of $43.5 million, funding of restricted stock units withheld for taxes of $6.6 million, purchase of property, equipment and other assets of $6.0 million and decrease in net unrealized gains of available-for-sale investments by $5.0 million. At March 31, 2014, we had contractual obligations not included on our balance sheet totaling $83.5 million, primarily related to facility leases, IP licenses, engineering design software tool licenses, non-cancelable inventory purchase commitments and liability for uncertain tax positions.

Operating Activities
For the fiscal year ended March 31, 2014, we used $43.5 million of cash in our operations compared to $33.1 million used for the fiscal year ended March 31, 2013. Our net loss of $5.7 million for the fiscal year ended March 31, 2014 included $25.3 million of non-cash charges consisting of $10.3 million of depreciation, $0.5 million of amortization of purchased intangibles, $17.0 million of stock-based compensation, $42.7 million of additional Veloce compensation cost and $0.3 million of non-cash restructuring costs, partially offset by $19.7 million of net gain on sale of TPack and $25.8 million gain on the sale of our headquarters building. The remaining change in operating cash flows for the fiscal year ended March 31, 2014 primarily reflected decreases in other assets, accrued payroll and related liabilities, Veloce accrued liability and deferred revenue and increases in accounts receivable, inventory and accounts payable.
Our net loss of $134.1 million for the fiscal year ended March 31, 2013 included $113.4 million of non-cash charges consisting of $9.5 million of depreciation, $4.6 million of amortization of purchased intangibles, $25.5 million of stock-based compensation, $66.2 million of additional Veloce compensation cost, $4.7 million of restructuring costs, $2.2 million impairment of a strategic investment, $1.8 million impairment of notes receivable and other assets and $1.1 million in impairment of short-term investments and marketable securities, offset by $1.3 million gain on asset disposals, $1.0 million relating to the tax effect on other comprehensive income and $0.1 million in acquisition related adjustment (relating to our TPack acquisition in fiscal 2011). The remaining change in operating cash flows relating to changes in working capital for the fiscal year ended March 31, 2013 primarily reflected decreases in inventories, accounts payable, accrued payroll and related liabilities, Veloce accrued liability and deferred revenue and increases in accounts receivable and other assets.
Our net loss of $82.7 million for the fiscal year ended March 31, 2012 included $84.3 million of non-cash charges consisting of $60.4 million of Veloce purchase price consideration expense, $8.4 million of depreciation, $6.8 million of amortization of purchased intangibles and $18.4 million of stock-based compensation, offset by a $2.5 million reduction to the estimated fair value of acquisition related adjustment (relating to our TPack acquisition in fiscal 2011) and a net $7.1 million gain on strategic equity investments. The remaining change in operating cash flows for the fiscal year ended March 31, 2012 primarily reflected increases in accounts receivable and other assets and decreases in inventories, accounts payable, accrued payroll and related liabilities and deferred revenue.
Our overall quarterly days sales outstanding was 44 days and 39 days for the fourth fiscal quarter ended March 31, 2014 and 2013, respectively. The primary reason for the increase in our days sales outstanding was the increase in the revenues generated during the last month of the quarter ended March 31, 2014 as compared to the same period for the quarter ended March 31, 2013.
Investing Activities
Our investing activities provided $91.4 million in cash during the fiscal year ended March 31, 2014, compared to $19.9 million during the fiscal year ended March 31, 2013. During the fiscal year ended March 31, 2014, we used $6.0 million for the purchase of property and equipment and received net proceeds of $40.2 million from the sale of our headquarters building and property, equipment and other assets, net proceeds of $29.5 million from the sale of TPack, net proceeds of $26.4 million from short-term investment activities and proceeds of $1.3 million from the sale of an equity investment.
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
Financing Activities
Our financing activities provided $4.5 million in cash during the fiscal year ended March 31, 2014, compared to $4.1 million during the fiscal year ended March 31, 2013. Cash provided by financing activities in the fiscal year ended March 31, 2014 primarily consisted of proceeds from the issuance of common stock of $11.6 million, partially offset by the withholding of restricted stock units for taxes of $6.6 million.
Cash provided by financing activities in the fiscal year ended March 31, 2013 consisted of proceeds from the issuance of common stock of $8.9 million, partially offset by the repurchase of common stock of $0.7 million, the payment of a contingent consideration of $0.5 million, restricted stock units withheld for taxes of $3.1 million and other uses of cash of $0.5 million.

 Cash used in financing activities in the fiscal year ended March 31, 2012 consisted of the funding of our structured stock repurchase agreements for $10.0 million, the open market repurchases of common stock of $20.9 million and restricted stock units withheld for taxes of $2.9 million, offset by proceeds from the issuances of our common stock of $6.7 million.
Sale of TPack
During the quarter ended June 30, 2013, we completed the sale of TPack and certain specified intellectual property assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, net of working capital adjustments. During the quarter, we received a cash payment of $30.2 million. The remaining acquisition consideration of $3.3 million was held back by the buyer until March 2014 to secure our indemnification obligations subject to and in accordance with the terms of the purchase agreement and is included in other current assets in the Consolidated Balance Sheet. This amount was paid in full in April 2014. In connection with this sale, we recorded a gain of $19.7 million for the three months ended June 30, 2013. Refer to Note 12, Sale of TPack A/S, to the Consolidated Financial Statements for details.
Acquisition of Veloce
On June 20, 2012 , we completed our acquisition of Veloce pursuant to the Merger Agreement. Veloce has been developing specific technology for us.
The terms of the Merger Agreement include the payment of the total consideration, payable in shares of our common stock and/or cash (at our election) to the Veloce Equity Holders that have not yet been allocated to individuals.
During the twelve months ended March 31, 2014 and 2013, as part of the above arrangement, we paid approximately $63.7 million and $16.5 million, respectively, in cash and issued approximately 6.7 million shares and 3.0 million shares, respectively, valued at approximately $57.3 million and $16.6 million, respectively.
As of March 31, 2014, we assessed that all three performance milestones were completed, and payment of the remaining Veloce consideration will occur based upon satisfaction of vesting requirements.
As of March 31, 2014, $154.1 million has been paid and we expect that an additional $7.7 million will be paid in cash and stock by June 30, 2014. The $154.1 million paid to date includes approximately $80.2 million in cash and the issuance of 9.7 million shares of common stock valued at approximately $73.9 million. The Veloce accrued liability included on the Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or our common stock.
The total estimated value of the Veloce merger consideration is based on achieving certain performance benchmarks defined under the Merger Agreement within a certain time period. We performed various technology simulations during the third quarter of fiscal 2013. The results of the technology simulations exceeded expectations for certain benchmarks defined under the Merger Agreement, and as a result the estimated maximum value of the Veloce merger consideration was increased from approximately $135.0 million to the contractual maximum of $178.5 million. The consideration that we will be obligated to pay will be payable upon the issuance of the remaining Veloce stock equivalents and any vesting requirements, if applicable, and can be settled in cash or our common stock, at the election of management.
Liquidity
We currently believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect to satisfy the Veloce-related payment obligations using a combination of cash and the issuance of shares of common stock. We expect our resources to be sufficient to make the above described Veloce related payments while maintaining adequate cash to run our operations. In March, 2014, we completed the sale of our headquarters building for a purchase price of $40.8 million in cash.
Our available liquidity could be adversely affected, however, if we decide to satisfy the remaining Veloce liability using a greater proportion of cash rather than our common stock or if our normal operations or unforeseen events require us to expend more cash than currently anticipated. If our stock price declines, it could result in greater dilution to our stockholders. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. Our liquidity could also be adversely affected if we are forced to liquidate our investments on short notice and not be able to realize fair market value and realize losses. There can be no assurance that any of the options that we currently believe to be available are now, or in the future will be, viable on commercially reasonable terms or at all.

Stock Repurchase Program

In August 2004, the Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of our common stock. Under the program, we are authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board of Directors increased the stock repurchase program by $100.0 million. There were no stock repurchases during the fiscal year ended March 31, 2014. During fiscal year ended March 31, 2013, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. From the time the program was first implemented in August 2004, we have repurchased on the open market a total of 17.3 million shares at weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to us. As of March 31, 2014, we had $15.9 million available in our stock repurchase program.
Other
Our aggregate fixed commitments payable over the next four years for licensing fees relating to our R&D efforts, including our licensed IP, technology, product design, test and verification tools, are approximately $16.3 million. These amounts are also included in the table below.

The following table summarizes our contractual operating leases and other purchase commitments as of March 31, 2014 (in thousands):

	Operating Leases		Other Purchase Commitments		Total
Fiscal Years Ending March 31,
2015	1,901	*	75,046	**	76,947
2016	930	**	4,721		5,651
2017	504		—		504
2018	$369		$—		$369
Total minimum payments	$3,704		$79,767		$83,471

* Includes our headquarters building lease which expires in August 2015, subject to our right to terminate early upon at least 120 days’ notice.

**
Includes liability for uncertain tax positions of $44.4 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2014.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We invest our excess cash in debt instruments of the U.S. Treasury, corporate bonds, commercial paper, mortgage-backed and asset backed securities, with credit ratings as specified in our investment policy. We also have invested in preferred stocks which pay quarterly fixed rate dividends and in closed-end bond funds. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values.
We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2014, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $35.0 million and a cost basis of $32.0 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.

The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2014 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of March 31, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$36,682	$36,162	$35,602	$35,044	$34,426	$33,841	$33,258

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the fiscal year ended March 31, 2014. Gains and losses are recognized in income or expenses in the Consolidated Statements of Operations in the current period.

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
As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on their evaluation as of the end of the period covered by this

Annual Report on Form 10-K, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria in Internal Control - Integrated Framework (1992), our management concluded that our internal control over financial reporting was effective as of March 31, 2014.
The effectiveness of our internal control over financial reporting as of March 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
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
(a) Executive Officers — See the section entitled “Executive Officers of the Registrant” in Part I, Item 1, Business, of this Annual Report.
(b) Directors — The information required by this Part III, Item 10 is contained in the section entitled “Election of Directors” in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held on August 12, 2014, which will be filed with the SEC within 120 days of March 31, 2014 (the “Proxy Statement”) and is incorporated herein by reference.
Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.
We have adopted a code of business conduct and ethics that all executive officers and management employees must review and abide by (including our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions), which we refer to as our Code of Business Conduct and Ethics. The Code of Business Conduct and Ethics is available free of charge on our website at www.apm.com in the Investor Relations section under the heading “Corporate Governance”. To date, there have been no waivers under our Code of Business Conduct and Ethics. We will promptly disclose on our website (1) the nature of any amendment to the Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and (2) the nature of any waiver, including an implicit waiver, from a provision of the Code of Business Conduct and Ethics that is granted to one of these specified officers and the name of such person who is granted the waiver.
We have a separately-designated standing Audit Committee, comprised of H.K. Desai, Fred Shlapak, Dr. Robert F. Sproull and Duston Williams. The Board of Directors has determined that each such member qualifies as an “independent director” under the current rules of the NASDAQ Stock Market and the rules and regulations of the Securities and Exchange Commission. In addition, the Board of Directors has determined that each of Messrs. Desai, Shlapak, Sproull and Williams qualifies as an “audit committee financial expert” under the definition outlined by the Securities and Exchange Commission.

Item 11.	Executive Compensation.
The information required by this Part III, Item 11 is incorporated herein by reference from the sections entitled “Executive Compensation”, “Report of the Compensation Committee” and “Compensation Committee Interlocks and Insider Participation” in the Proxy Statement.

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
The information required by this Part III, Item 13 is incorporated by reference from the sections entitled “Certain Relationships and Related Transactions" and “Corporate Governance” in the Proxy Statement.

Item 14.	Principal Accountant Fees and Services.
The information required by this Part III, Item 14 is contained in the section entitled “Audit and Other Fees,” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this Annual Report:
(1) Financial Statements. See Index to Consolidated Financial Statements in Part II, Item 8 of this Form 10-K
(2) Financial Statement Schedule. See Schedule II - Valuation and Qualifying Accounts of this Form 10-K
(3) Exhibits. The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Form 10-K

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ DR. PARAMESH GOPI
Dr. Paramesh Gopi
President and Chief Executive Officer
Date: May 30, 2014
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Paramesh Gopi and Douglas T. Ahrens, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DR. PARAMESH GOPI	Chief Executive Officer, President and Director (Principal Executive Officer)	May 30, 2014
Dr. Paramesh Gopi

/S/ DOUGLAS T. AHRENS	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 30, 2014
Douglas T. Ahrens

/S/ CESAR CESARATTO	Chairman of the Board	May 30, 2014
Cesar Cesaratto

/s/ H.K. DESAI	Director	May 30, 2014
H.K. Desai

/s/ DR. PAUL GRAY	Director	May 30, 2014
Dr. Paul Gray

/s/ FRED SHLAPAK	Director	May 30, 2014
Fred Shlapak

/s/ DR. ROBERT F. SPROULL	Director	May 30, 2014
Dr. Robert F. Sproull

/s/ DUSTON WILLIAMS	Director	May 30, 2014
Duston Williams

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Applied Micro Circuits Corporation:

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation and its subsidiaries (the Company) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three‑year period ended March 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. We also have audited the Company's internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Micro Circuits Corporation as of March 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ KPMG LLP
Santa Clara, California
May 30, 2014

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2014	2013
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$71,539	$19,065
Short-term investments-available-for-sale	35,044	66,411
Accounts receivable, net	25,178	24,575
Inventories	18,946	12,900
Other current assets	16,799	17,998
Total current assets	167,506	140,949
Property and equipment, net	20,746	34,391
Goodwill	11,425	13,183
Purchased intangibles	105	11,991
Other assets	7,754	10,866
Total assets	$207,536	$211,380
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,194	$17,650
Accrued payroll and related liabilities	5,532	6,158
Veloce accrued liability	11,985	78,082
Other accrued liabilities	10,877	10,730
Deferred revenue	567	1,469
Total current liabilities	55,155	114,089
Veloce and other non-current liabilities	3,145	15,787
Commitments and contingencies (Notes 8)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at March 31, 2014 and March 31, 2013
Issued and outstanding shares — 77,677 at March 31, 2014 and 67,952 at March 31, 2013	777	680
Additional paid-in capital	6,005,365	5,926,630
Accumulated other comprehensive loss	(6,143)	(737)
Accumulated deficit	(5,850,763)	(5,845,069)
Total stockholders’ equity	149,236	81,504
Total liabilities and stockholders’ equity	$207,536	$211,380

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2014	2013	2012
	(In thousands, except per share data)
Net revenues	$216,150	$195,642	$230,887
Cost of revenues	85,189	83,048	98,804
Gross profit	130,961	112,594	132,083
Operating expenses:
Research and development	146,579	187,419	175,656
Selling, general and administrative	38,927	51,684	45,794
Gain on sale of TPack	(19,699)	—	—
Gain on sale of building	(25,815)	—	—
Amortization of purchased intangible assets	316	1,926	3,202
Restructuring charges, net	1,134	6,435	875
Total operating expenses	141,442	247,464	225,527
Operating loss	(10,481)	(134,870)	(93,444)
Interest income (expense), net and other-than-temporary impairment	5,052	2,595	4,247
Other income (expense), net	354	(2,394)	7,437
Loss before income taxes	(5,075)	(134,669)	(81,760)
Income tax expense (benefit)	619	(554)	928
Net loss	$(5,694)	$(134,115)	$(82,688)
Basic and diluted net loss per share	$(0.08)	$(2.06)	$(1.33)
Shares used in calculating basic and diluted net loss per share	72,897	65,258	62,245

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended March 31,
	2014	2013	2012
	(In thousands)
Net loss	$(5,694)	$(134,115)	$(82,688)
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on short-term investments, net of tax*	(5,039)	1,314	186
Loss on foreign currency translation	(367)	(286)	(354)
Other comprehensive (loss) gain, net of tax	(5,406)	1,028	(168)
Total comprehensive loss	$(11,100)	$(133,087)	$(82,856)

* The amounts reclassified from accumulated other comprehensive loss and recorded in interest income (expense), net in the Consolidated Statements of Operations relating to short-term investments were $3.4 million, $1.4 million and $0.6 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Refer to Note 3, Certain Financial Statement Information, to the Consolidated Financial Statements for additional details.

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Years Ended March 31,
	2014	2013	2012
	(In thousands)
Operating activities:
Net loss	$(5,694)	$(134,115)	$(82,688)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,273	9,542	8,436
Amortization of purchased intangibles	482	4,643	6,754
Stock-based compensation expense:
Stock options	2,505	3,469	5,298
Restricted stock units	14,516	20,767	13,076
Warrants	—	1,289	—
Veloce acquisition consideration	42,684	66,188	60,400
Acquisition related adjustment	—	(133)	(2,532)
Gain on sale of TPack	(19,699)	—	—
Gain on sale of building	(25,815)	—	—
Net (gain) loss on disposals of property, equipment and other assets	(23)	(1,293)	10
Impairment loss (gain) on strategic investments, net	—	2,250	(7,147)
Tax effect on other comprehensive income	(40)	(989)	(123)
Restructuring charges-asset impairment	298	4,719	—
Impairment of short-term investments and marketable securities	—	1,143	—
Impairment of notes receivable and other assets	—	1,800	—
Changes in operating assets and liabilities:
Accounts receivable	(837)	(1,909)	(2,669)
Inventories	(6,049)	10,344	3,317
Other assets	3,232	(2,871)	(3,903)
Accounts payable	5,778	(622)	(4,451)
Accrued payroll and related liabilities	(671)	(82)	(2,860)
Veloce accrued liability	(63,657)	(16,537)	—
Deferred revenue	(770)	(668)	(270)
Net cash used in operating activities	(43,487)	(33,065)	(9,352)
Investing activities:
Proceeds from sales and maturities of short-term investments	44,450	42,164	101,222
Purchases of short-term investments	(18,081)	(21,633)	(103,046)
Proceeds from sale of property, equipment and other assets	70	1,800	—
Purchase of property, equipment and other assets	(5,952)	(9,045)	(13,264)
Proceeds from sale of strategic investment	1,286	7,146	—
Proceeds from the sale of TPack, net	29,498	—	—
Proceeds from sale of building, net	40,176	—	—
Purchases of strategic investment(s)	—	(500)	(4,750)
Net cash provided by (used in) investing activities	91,447	19,932	(19,838)
Financing activities:
Proceeds from issuance of common stock	11,619	8,873	6,736
Funding of restricted stock units withheld for taxes	(6,550)	(3,121)	(2,864)
Repurchase of common stock	—	(653)	(20,852)
Funding of structured stock repurchase agreements	—	—	(10,000)
Payment of contingent consideration	—	(485)	—
Other	(555)	(481)	(167)
Net cash provided by (used in) financing activities	4,514	4,133	(27,147)
Net increase (decrease) in cash and cash equivalents	52,474	(9,000)	(56,337)
Cash and cash equivalents at beginning of year	19,065	28,065	84,402
Cash and cash equivalents at end of year	$71,539	$19,065	$28,065
Supplementary cash flow disclosures:
Cash paid for income taxes	$870	$987	$692
Shares issued for Veloce merger consideration	57,348	16,565	—

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance, March 31, 2011	63,666	$637	$5,891,036	$(1,597)	$(5,628,266)	$261,810
Issuance of common stock	2,727	27	3,846	—	—	3,873
Repurchase of common stock	(3,487)	(35)	(20,817)	—	—	(20,852)
Funding of structured stock repurchase agreements	(1,027)	(10)	(9,990)	—	—	(10,000)
Stock-based compensation expense	—	—	17,261	—	—	17,261
Other comprehensive loss	—	—	—	(168)	—	(168)
Net loss	—	—	—	—	(82,688)	(82,688)
Balance, March 31, 2012	61,879	$619	$5,881,336	$(1,765)	$(5,710,954)	$169,236
Issuance of common stock	6,199	62	22,379	—	—	22,441
Repurchase of common stock	(126)	(1)	(652)	—	—	(653)
Stock-based compensation expense*	—	—	23,567	—	—	23,567
Other comprehensive gain	—	—	—	1,028	—	1,028
Net loss	—	—	—	—	(134,115)	(134,115)
Balance, March 31, 2013	67,952	$680	$5,926,630	$(737)	$(5,845,069)	$81,504
Issuance of common stock	9,725	97	62,823	—	—	62,920
Stock-based compensation expense	—	—	15,912	—	—	15,912
Other comprehensive loss	—	—	—	(5,406)	—	(5,406)
Net loss	—	—	—		(5,694)	(5,694)
Balance, March 31, 2014	77,677	$777	$6,005,365	$(6,143)	$(5,850,763)	$149,236

*	Veloce’s stock-based compensation expense related to warrants is included in issuance of common stock.

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include all the accounts of AppliedMicro and its wholly-owned subsidiaries including Veloce Technologies Inc. (“Veloce”), which was consolidated in prior accounting periods prior to its merger with the Company, as a variable interest entity (“VIE”) since the Company was determined to be its primary beneficiary. On June 20, 2012, the Company completed the acquisition of Veloce which became a wholly owned subsidiary of the Company as of this date. See Note 4, Veloce, to Consolidated Financial Statements. All intercompany balances and transactions have been eliminated in consolidation.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

•	capitalized mask sets including its useful lives, which affects cost of goods sold and property and equipment or Research and Development ("R&D") expenses, if not capitalized;

•	inventory valuation, warranty liabilities and revenue reserves, which affects cost of sales, gross margin and revenues;

•	allowance for doubtful accounts, which affects operating expenses;

•	unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects interest income (expense), net;

•	valuation of purchased intangibles and goodwill, which affects amortization and impairments of purchased intangibles, impairments of goodwill and apportionment of goodwill related to divestitures;

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
Veloce Consideration
The Company periodically evaluated the progress of the development work that was being performed in connection with its contractual arrangement with Veloce. Based on such an evaluation as well as various other qualitative factors, the Company estimated the total value of the development work being performed and assessed the timing and probability of attaining contractually defined performance milestones.
Upon assessing a performance milestone as probable of achievement, R&D expense was recognized based upon the estimated stage of development of that milestone and the estimated value associated with each performance milestone. The amount of R&D costs recognized in connection with the Veloce consideration excludes any value relating to Veloce common

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

stock equivalents that have not been allocated to individuals (“Unallocated Veloce Units”). Payment of the Veloce consideration occurs based upon when a performance milestone is completed and upon satisfaction of vesting requirements. Significant judgment was required to estimate the total value of the Veloce development work, assess when a performance milestone was probable of achievement and estimate the timing of when the performance milestones were completed. The Company relied on discussions with internal technical personnel and using various qualitative and quantitative factors, including, but not limited to, overall complexity, stage of development and progress made to date, results of testing, and consideration as to the nature of the remaining development work, to assess probability of attaining the performance milestones defined in the Merger Agreement. If, based on such assessment, the Company believed attainment of a performance milestone was probable, the Company recognized expenses related to the estimated stage of development for the performance milestone, excluding the value relating to the Unallocated Veloce Units. As of March 31, 2014, the Company assessed that all three performance milestones were completed.
The total estimated consideration to be paid was based upon the benchmarks achieved during technology simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the technology simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during technology simulations, the total estimated consideration to be paid was updated during fiscal 2013 from a previous estimated maximum of approximately $135.0 million to the contractual maximum of $178.5 million. As a result of this increase in value, the estimated value relating to the first and second performance milestones were also increased.
The consideration relating to the three performance milestones, excluding the value allocated to the Unallocated Veloce Units, in the amount of $169.3 million, has been recognized as research and development expense through March 31, 2014 compared to $126.6 million as of March 31, 2013. Total R&D expenses recognized were approximately $42.7 million and $66.2 million during the twelve months ended March 31, 2014 and 2013, respectively.
Investments
The Company holds a variety of securities that have varied underlying investments. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. The Company assesses the existence of impairment of its investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involves considerable judgment. The factors considered in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization), the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company does not intend to sell the security, the Company shall consider available evidence to assess whether it is more likely than not, it will be required to sell the security before the recovery of the amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that the Company is required to sell the security before recovery of the amortized cost basis, an other-than-temporary impairment is considered to have occurred. The Company uses present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. The Company will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the fiscal years ended March 31, 2014 and 2012, the Company did not record any other-than-temporary impairment charges. During the fiscal year ended March 31, 2013, the Company recorded approximately $1.1 million in other-than-temporary impairment charges. During the fiscal year ended March 31, 2014, the Company did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $0.4 million as the Company believes that such unrealized losses are temporary. In addition, the Company also had $3.5 million in unrealized gains. If the fair value of a debt security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary.
Fair Value of Financial Instruments
Short-term investments are recorded at fair value in the Company’s Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their fair values. ASC Subtopic 820-10 defines a three-level valuation hierarchy for disclosure of fair value measurements. The Company currently classifies inputs to derive fair values for short-term investments as Level 1 and 2. Instruments classified as Level 1 include highly liquid government and agency securities, money market funds and publicly traded closed end bond funds in active markets. Instruments classified as Level 2 include corporate notes, mortgage-backed securities, asset-backed securities and preferred stock. The Company did not have any Level 3 short-term investments as of any of the periods presented.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company invests its excess cash in debt instruments of the U.S. Treasury, corporate bonds, mutual funds, mortgage-backed securities, asset-backed securities, preferred stocks and closed-end bond funds primarily with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety, yield and liquidity. These guidelines are periodically reviewed and modified to take advantage of trends in yields and interest rates.
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

Strategic Investments
The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and in which the Company does not have the ability to exercise significant influence are carried at cost reduced by other-than-temporary impairments, as appropriate. These investments are included in other assets on the Company’s Consolidated Balance Sheets. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. The Company recorded other-than-temporary impairment charges of its strategic investments of zero, $2.3 million and $1.0 million during the fiscal years ended March 31, 2014, 2013, and 2012, respectively, and a net gain on disposal of strategic equity investment of $7.1 million during the fiscal year ended 2012 in other income (expense), net. The fair value was estimated on a non-recurring basis based on Level 3 inputs. The Level 3 inputs used to estimate the fair value of these investments included consideration of the current cash position, recent operational performance, and forecasts of the investees. During the fiscal years ended March 31, 2014 and 2013, the Company invested zero and $0.5 million, respectively, in non-marketable strategic investments and these amounts were carried at adjusted cost. Refer to Other Assets in Note 3, Certain Financial Statement Information, to Consolidated Financial Statements for the total value of the Company's strategic investments carried at cost as of March 31, 2014.
Goodwill, Purchased Intangible Assets and Other Long-Lived Assets
The Company reviews its goodwill for impairment at the reporting unit level annually, or more frequently, if changes in facts and circumstances indicate that it is more likely than not that the fair value of the Company’s reporting units may be less than its carrying amount. The Company elected to use the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. As part of its qualitative assessment, the Company evaluated and determined that its market capitalization was well in excess of its book value and based on this and other qualitative factors (such as revenue trends, design wins, continued utilization of developed technology acquired from the TPack A/S acquisition and subsequent to its sale in April 2013 - see Note 12, Sale of TPack A/S, to the Consolidated Financial Statements for details) determined that there was no goodwill impairment.
The Company’s long-lived assets consist of property, plant and equipment and other acquired intangibles, excluding goodwill. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets ranging from 1 to 7 years using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the term of the related lease or its estimated useful life. Acquired intangibles with definite lives are amortized on a straight-line basis over the remaining estimated economic life of the underlying products and technologies. The Company reviews its definite-

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

lived long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. In addition, the Company assesses its long-lived assets for impairment if they are abandoned. The Company completed its annual impairment test in the fourth quarter of fiscal 2014 and determined that there was no impairment of long-lived assets.

Revenue Recognition
The Company recognizes revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. The Company recognizes revenue upon determination that all criteria for revenue recognition have been met. In addition, the Company does not recognize revenue until the applicable customer’s acceptance criteria have been met. The criteria are usually met at the time of product shipment. The Company’s standard terms and conditions of sale do not allow for product returns and it generally does not allow product returns other than under warranty or stock rotation agreements. Revenue from shipments to distributors is recognized upon shipment. In addition, the Company records reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates. These estimates are based on the Company's experience with stock rotations and the contractual terms of the competitive pricing and rebate programs. Royalty revenues are recognized when cash is received only when royalty amounts cannot be reasonably estimated. Royalty revenues are based upon sales of the Company's customers' products that include its technology.
Shipping terms are generally FCA (Free Carrier) shipping point. If actual returns or pricing adjustments exceed the Company's estimates, it would record additional reductions to revenue.
From time to time the Company generates revenue from the sale of internally developed intellectual property ("IP"). The Company generally recognizes revenue from the sale of IP when all basic criteria outlined above are met, which generally occurs when the payments are received.
Research and Development ('R&D")
R&D costs are expensed as incurred. Substantially all R&D expenses are related to new product development and designing significant improvements to existing products. Also refer to Note 4, Veloce, to the Consolidated Financial Statements.
Mask Costs
The Company incurs significant costs for the fabrication of masks used by its contract manufacturers to manufacture its products. If the Company determines, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, it considers the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment under machinery and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. The Company periodically reassesses the estimated product production period for specific mask sets capitalized. If the Company determines, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. The Company will also periodically assess capitalized mask costs for impairment. During the fiscal years ended March 31, 2014 and 2013, total mask costs capitalized were $6.4 million and $3.1 million, respectively.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company uses the Black-Scholes model to value stock-based compensation for options and employee stock purchase rights under the employee stock purchase plan ("ESPP"), and the fair market value of the Company's common stock for restricted stock units ("RSUs"). The market stock units ("MSUs") were valued using the Monte Carlo pricing model, which uses the Company's stock price, the Index value, expected volatilities of the Company's stock price and the Index, correlation coefficients and risk free interest rates to determine the fair value. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price, volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
The following tables summarize the allocation of the stock-based compensation expense (in thousands):

	Fiscal Year Ended March 31,
	2014	2013	2012
Stock-based compensation expense by type of award:
Option grants and employee stock purchase rights	$2,520	$3,469	$5,289
Restricted stock units	14,517	20,620	13,148
Total stock-based compensation	17,037	24,089	18,437
Stock-based compensation expensed from (capitalized to) inventory	(16)	147	(63)
Total stock-based compensation expense	$17,021	$24,236	$18,374

	Fiscal Year Ended March 31,
	2014	2013	2012
Stock-based compensation expense by cost centers:
Cost of revenues	$460	$545	$495
Research and development	6,371	11,760	10,496
Selling, general and administrative	10,206	11,784	7,446
Total stock-based compensation	17,037	24,089	18,437
Stock-based compensation expensed from (capitalized to) inventory	(16)	147	(63)
Total stock-based compensation expense	$17,021	$24,236	$18,374
The stock based compensation expense of approximately $24.2 million for the twelve months ended March 31, 2013 does not include approximately $1.3 million expense related to the acceleration of Veloce warrants.
The fair values of the options and employee stock purchase rights granted are estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options			Employee Stock Purchase Rights
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2014	2013	2012	2014	2013	2012
Expected life (years)	4.4	4.4	3.8	0.5	0.5	0.5
Risk-free interest rate	0.6%	0.7%	1.4%	—%	—%	0.1%
Volatility	0.49	0.54	0.48	0.56	0.50	0.55
Dividend yield	—%	—%	—%	—%	—%	—%
Expected forfeiture rate	5.8%	6.6%	6.8%	—%	—%	—%
Weighted average fair value	$2.95	$2.47	$3.83	$3.40	$1.77	$2.13
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

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
Expected Forfeitures. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended March 31, 2014, 2013 and 2012 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeiture rates were based upon the average of expected forfeiture data using the Company’s current demographics and standard probabilities of employee turnover and the annual forfeiture rate based on the Company’s historical forfeiture rates.
Effective April 1, 2013, the Company revised the estimated forfeiture rate used to determine the amount of stock-based compensation from 6.6% to 5.8% as a result of a decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The weighted average fair value per share of the restricted stock units awarded in the fiscal years ended March 31, 2014, 2013 and 2012 was $9.46, $6.11 and $9.00, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
The amount of unrecognized stock-based compensation cost estimated to be expensed from April 1, 2014 through fiscal 2018, including time, performance and market based awards that are expected to vest, is $24.1 million which will be recognized over a weighted-average period of 1.5 years. If there are any modifications or cancellations of the underlying unvested securities, the Company may be required to accelerate, increase or cancel any remaining unrecognized stock-based compensation expense. Future stock-based compensation expense and unrecognized stock-based compensation will increase to the extent that the Company grants additional equity awards or assumes unvested equity awards in connection with acquisitions.
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
Segments of a Business Enterprise
The Company has two operating segments, Connectivity and Computing, and under the aggregation criteria set forth in ASC 280-10 (as the two operating segments share similar economic characteristics related to the nature of their products, production processes, customers and methods of distribution), has one reportable operating segment. The Company’s Chief Operating Decision Maker, the Chief Executive Officer, evaluates performance of the Company and makes decisions regarding allocation of resources based on total Company results.
New Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2013-02 (ASU 2013-02), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. ASU 2013-02 requires an entity to present either on the face of the statement where comprehensive income is presented or in the notes to the financial statements, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. The adoption of ASU 2013-02, which involves presentation and disclosures only, did not have a significant impact on the Company's Consolidated Financial Statements.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that are adopted by the Company as of the specified effective date. The Company believes the impact of recently issued standards that are not yet effective will not have a material impact on its Consolidated Financial Statements.

2.	Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from net loss and reported, net of tax, in comprehensive loss. The portion of such unrealized losses that are deemed to be other-than-temporary in nature are charged to the Consolidated Statements of Operations. The basis for computing realized gains or losses is by specific identification. In addition, the Company had approximately $1.1 million and $1.0 million in restricted cash related to its voluntary disability insurance as of March 31, 2014 and 2013, respectively, and included in cash and cash equivalents on the Consolidated Balance Sheets.
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	March 31, 2014				March 31, 2013
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$65,867	$—	$—	$65,867	$8,529	$—	$—	$8,529
Cash equivalents	5,672	—	—	5,672	10,536	—	—	10,536
U.S. Treasury securities and agency bonds	2,838	—	—	2,838	12,363	10	—	12,373
Corporate bonds	10,599	30	(2)	10,627	15,567	63	(2)	15,628
Mortgage-backed and asset-backed securities*	1,793	297	(16)	2,074	3,655	355	(7)	4,003
Closed-end bond funds	14,373	2,392	(402)	16,363	21,914	5,340	(39)	27,215
Preferred stock	2,406	736	—	3,142	4,878	2,314	—	7,192
	$103,548	$3,455	$(420)	$106,583	$77,442	$8,082	$(48)	$85,476
Reported as:
Cash and cash equivalents				$71,539				$19,065
Short-term investments available-for-sale				35,044				66,411
				$106,583				$85,476

*	At March 31, 2014 and 2013, approximately $1.1 million and $1.4 million of the estimated fair value presented were mortgage-backed securities, respectively.

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

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2014				March 31, 2013
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Level 1
Cash	$65,867	$—	$—	$65,867	$8,529	$—	$—	$8,529
Cash equivalents	5,672	—	—	5,672	9,508	1,028	—	10,536
U.S. Treasury securities and agency bonds	2,838	—	—	2,838	12,373	—	—	12,373
Corporate bonds	—	10,627	—	10,627	—	15,628	—	15,628
Mortgage-backed and asset-backed securities	—	2,074	—	2,074	—	4,003	—	4,003
Closed-end bond funds	16,363	—	—	16,363	27,215	—	—	27,215
Preferred stock	—	3,142	—	3,142	—	7,192	—	7,192
	$90,740	$15,843	$—	$106,583	$57,625	$27,851	$—	$85,476
There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal year ended March 31, 2014.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity as of March 31, 2014 (in thousands):

	March 31, 2014
	Cost	Estimated Fair Value
Less than 1 year	$6,888	$7,024
Mature in 1 – 2 years	6,580	6,618
Mature in 3 – 5 years	529	542
Mature after 5 years	1,233	1,355
	$15,230	$15,539

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	992	(2)	—	—	992	(2)
Mortgage-backed and asset-backed securities	431	(16)	—	—	431	(16)
Closed-end bond funds	4,819	(333)	405	(69)	5,224	(402)
	$6,242	$(351)	$405	$(69)	$6,647	$(420)

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2013	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$300	$—	$—	$—	$300	$—
Corporate bonds	2,276	(2)	113	—	2,389	(2)
Mortgage-backed and asset-backed securities	647	(3)	—	(4)	647	(7)
Closed-end bond funds	—	—	6,991	(39)	6,991	(39)
	$3,223	$(5)	$7,104	$(43)	$10,327	$(48)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a loss position, the Company recognized other-than-temporary impairment charge of its short-term investments and marketable securities of $1.1 million during the fiscal year ended March 31, 2013. During the fiscal years ended March 31, 2014 and 2012, the Company did not recognize any other-than-temporary impairment charges. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of March 31, 2014 and 2013, the Company also had $3.5 million and $8.1 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

3.	Certain Financial Statement Information

Accounts receivable:

	March 31,
	2014	2013
	(In thousands)
Accounts receivable	$25,629	$25,278
Less: allowance for bad debts	(451)	(703)
	$25,178	$24,575
Inventories:

	March 31,
	2014	2013
	(In thousands)
Finished goods	$9,375	$7,247
Work in process	6,510	4,098
Raw materials	3,061	1,555
	$18,946	$12,900

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other current assets:

	March 31,
	2014	2013
	(In thousands)
Prepaid expenses	$10,978	$13,762
Executive deferred compensation assets	1,035	693
Deposits	585	828
Proceeds receivable from sale of strategic investment	3,353	1,331
Other	848	1,384
	$16,799	$17,998
Property and equipment:

	Useful Life	March 31,
		2014	2013
	(In years)	(In thousands)
Machinery and equipment*	5-7	$44,503	$40,063
Leasehold improvements**	1-5	11,574	14,202
Computers, office furniture and equipment	3-7	43,365	43,485
Buildings**	—	—	2,756
Land**	—	—	9,800
		99,442	110,306
Less: accumulated depreciation and amortization		(78,696)	(75,915)
		$20,746	$34,391

*	Includes capitalized mask costs
** In March, 2014, The Company sold its headquarters building and related parcel of land in Sunnyvale, California for a purchase price of $40.8 million in cash. The building was being depreciated over the useful life of 31.5 years and the leasehold improvements associated with the building were being depreciated over the useful life of 5 to 15 years. The net book value of the properties sold was approximately $14.3 million on the closing date and the Company recorded a gain of $25.8 million in the fiscal year ended March 31, 2014. The Company leases a portion of the space on a lease which expires in August, 2015.

Goodwill and purchased intangibles:
Goodwill is as follows:

	March 31,
	2014	2013
	(In thousands)
Goodwill	$11,425	$13,183

The reduction in goodwill of $1.8 million relates to the sale of TPack. See Note 12, Sale of TPack A/S, to the Consolidated Financial Statements for details.
Purchase-related intangibles are as follows:

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	March 31, 2014				March 31, 2013
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$425,000	$(425,000)	$—	0	$441,300	$(431,771)	$9,529	3.5
Customer relationships	6,330	(6,225)	105	0.4	12,830	(10,507)	2,323	2.1
Patents/core technology rights/trade name	62,306	(62,306)	—	0	63,206	(63,067)	139	0.3
	$493,636	$(493,531)	$105		$517,336	$(505,345)	$11,991
During the quarter ended June 30, 2013, $11.4 million of purchased intangibles were written off pursuant to the sale of TPack. See Note 12, Sale of TPack A/S, to the Consolidated Financial Statements for details.
The estimated future amortization expense of purchased intangible assets to be charged to operating expenses as of March 31, 2014, was as follows (in thousands):

Operating Expenses
Fiscal Years Ending March 31, 2015	$105
Other Assets:

	March 31,
	2014	2013
	(In thousands)
Non-current portion of prepaid expenses	$4,235	$7,866
Strategic investments*	3,000	3,000
Other	$519	$—
	$7,754	$10,866

*During the fiscal years ended March 31, 2014 and 2013, the Company recognized an impairment charge on its non-marketable strategic investment of $0.0 million and $2.3 million, respectively. Refer to Note 2, Investments, to the Consolidated Financial Statements for details.

Other accrued liabilities:

	March 31,
	2014	2013
	(In thousands)
Employee related liabilities	$1,733	$2,236
Executive deferred compensation	1,314	1,284
Income taxes	962	903
Professional fees	1,259	3,840
Other	5,609	2,467
	$10,877	$10,730
Warranty Reserves:
The Company’s products typically carry a one-year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized. Although the Company engages in extensive product quality programs and

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

processes, its warranty obligation is affected by product failure rates, use of materials and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from the Company’s estimates, additional warranty reserves could be required, which could reduce its gross margin.
The following table summarizes warranty reserve activity:

	March 31,
	2014	2013
	(In thousands)
Beginning balance	$220	$454
Charged (capitalized) to costs of revenues	58	(94)
Costs incurred	(79)	(140)
Ending balance	$199	$220
Interest income (expense), net and other-than-temporary impairments:

	Fiscal Years Ended March 31,
	2014	2013	2012
	(In thousands)
Interest income	$1,692	$2,347	$3,601
Net realized gain on short-term investments	3,360	1,391	646
Impairments of short-term investments and marketable securities	—	(1,143)	—
	$5,052	$2,595	$4,247

Other income (expense), net:

	Fiscal Years Ended March 31,
	2014	2013	2012
	(In thousands)
Net (impairment) gain on strategic investments*	$—	$(2,250)	$7,147
Impairment of notes receivable and other assets**	—	(1,800)	—
Net (loss) gain on disposals of property	67	(21)	(10)
Other, net	287	1,677	300
	$354	$(2,394)	$7,437
*During the fiscal years ended March 31, 2014, 2013 and 2012, the Company recognized an impairment charge of its non-marketable strategic investment of $0.0 million, $2.3 million and $1.0 million, respectively. Refer to Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for details.

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

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years Ended March 31,
	2014	2013	2012
Net loss	$(5,694)	$(134,115)	$(82,688)
Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	72,897	65,258	62,245
Net effect of dilutive common share equivalents	—	—	—
Weighted average common shares outstanding, diluted	72,897	65,258	62,245
Basic and diluted net loss per share	$(0.08)	$(2.06)	$(1.33)
The effect of anti-dilutive securities (comprised of options and restricted stock units) totaling 4.5 million, 7.2 million and 9.0 million equivalent shares for the fiscal years ended March 31, 2014, 2013 and 2012, respectively, have been excluded from the net loss per share computation, as the impact would be anti-dilutive.
The effect of dilutive securities (comprised of options and restricted stock units) totaling 1.5 million, 0.8 million and 0.5 million shares for the fiscal years ended March 31, 2014, 2013 and 2012, respectively, have been excluded from the net loss per share computation, as the impact would be anti-dilutive because the Company has incurred losses in the periods presented.
Total equivalent shares excluded from the net loss per share computation are 6.0 million, 8.0 million and 9.5 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

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
The total estimated consideration to be paid was based upon the benchmarks achieved during technology simulations that were performed during the third quarter of fiscal 2013 and correlating the results of the technology simulations to the contractual terms included in the Merger Agreement. As a result of higher than expected benchmarks achieved during technology simulations, the total estimated consideration to be paid was updated during fiscal 2013 from a previous estimated maximum of approximately $135.0 million to the contractual maximum of $178.5 million. Significant judgment was required in assessing when a performance milestone was probable of achievement and estimating the percentage of completion of the milestone and the timing of when the performance milestones were completed. These determinations were based on discussions with internal technical personnel that addressed various qualitative and quantitative factors, including, but not limited to, overall complexity associated with the assessment, stage of development, progress made to date, results of testing and consideration as to the nature of the remaining development work.
Veloce completed all three performance milestones relating to the project as of March 31, 2014. The consideration relating to the three performance milestones, excluding the value allocated to the Unallocated Veloce Units, in the amount of $169.3 million, has been recognized as research and development expense through March 31, 2014 compared to $126.6 million as of March 31, 2013. During the twelve months ended March 31, 2014 and 2013, as part of the above arrangement, the Company paid approximately $63.7 million and $16.5 million, respectively, in cash and issued approximately 6.7 million shares and 3.0 million shares, respectively, valued at approximately $57.3 million and $16.6 million, respectively.
The consideration that the Company will be obligated to pay will be allocated equally to each of the Veloce Equity Holders and the Unallocated Veloce Units. The Company is contractually required to distribute all Unallocated Veloce Units within a certain time period. During the twelve months ended March 31, 2014, the Company distributed an additional 0.5 million Unallocated Veloce Units which had a related expense of $5.9 million. Veloce Equity Holders subject to vesting requirements will receive their distribution upon satisfaction of such vesting requirements.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense. Recognition of these costs as expense occurred when certain development and performance milestones became probable of achievement and were deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs. As of March 31, 2014, 0.9 million Unallocated Veloce Units had not been allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units was approximately $9.2 million.
Total R&D expenses recognized related to Veloce were approximately $42.7 million and $66.2 million during the twelve months ended March 31, 2014 and 2013, respectively. The Veloce accrued liability included on the Consolidated Balance Sheets is based upon the amount of R&D expense recognized in connection with the development of the Veloce performance milestones less amounts paid either in cash or in common stock. Veloce consideration that has been accrued as of March 31, 2014, is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.

5.	Stockholders' Equity

Preferred Stock
The Certificate of Incorporation allows for the issuance of up to two million shares of preferred stock in one or more series and to fix the rights, preferences, privileges and restrictions thereof, including dividend rights, dividend rates, conversion rights, voting rights, terms of redemption, redemption prices, liquidation preferences, and the number of shares constituting any series of the designation of such series, without further vote or action by the stockholders. At March 31, 2014, there were no preferred shares outstanding.
Common Stock
At March 31, 2014, the Company had 375.0 million shares authorized for issuance and approximately 77.7 million shares issued and outstanding. At March 31, 2013, there were approximately 68.0 million shares issued and outstanding.

Stock Repurchase Program
In August 2004, the Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company's common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board of Directors increased the stock repurchase program by $100.0 million. There were no stock repurchases during the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2013, approximately 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. From the time the program was first implemented in August 2004, the Company has repurchased on the open market a total of 17.3 million shares at weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to the Company. As of March 31, 2014, the Company had $15.9 million available in its stock repurchase program.

Stock Options
The Company has granted stock options to employees and non-employee directors under several plans. These equity plans include three stockholder-approved plans (the 1992 Stock Option Plan and 1997 Directors’ Stock Option Plan and 2011 Equity Incentive Plan) and four plans not approved by stockholders (the 2000 Equity Incentive Plan, Cimaron Communications Corporation’s 1998 Stock Incentive Plan assumed in the fiscal 1999 merger, and JNI Corporation’s 1997 and 1999 Stock Option Plans assumed in the fiscal 2004 merger). Certain other outstanding options were assumed through the Company’s various acquisitions.
In May 2009, Dr. Gopi, the Company's CEO, was awarded 300,000 stock options for “Extraordinary Accomplishment.” The Black-Scholes value of these stock options was $1.1 million. These options vest only if Company performance milestones are satisfied; otherwise they expire unvested. The first milestone for vesting of 75,000 shares is when it is determined that the Company achieved an annual revenue target of $270.0 million or more for any fiscal year from fiscal 2010 through fiscal 2013. The next milestone for vesting of another 75,000 shares is when it is determined that the Company achieved an annual revenue target of $310.0 million or more for any fiscal year from fiscal 2010 through fiscal 2013 or an annual revenue target of $350.0 million or more for fiscal 2014. The last milestone for vesting of 150,000 shares is when it is determined that the Company achieved an annual operating margin of 13.5% of annual revenue or higher in fiscal 2013 or 15% or higher for any fiscal year from fiscal 2010 through fiscal 2012. All options issued under the above award expired unvested when it concluded in fiscal 2014.
A summary of the Company's stock option activity and related information is as follows:

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Options Outstanding
	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value* (millions)
Outstanding as of March 31, 2011	5,390	$11.91
Granted	250	$10.10
Exercised	(156)	$5.11		$0.5	(1)
Cancelled	(1,320)	$16.20
Outstanding as of March 31, 2012	4,164	$10.67
Granted	40	$5.58
Exercised	(161)	$5.31		$0.3	(1)
Cancelled	(551)	$14.49
Outstanding as of March 31, 2013	3,492	$10.26
Granted	40	7.35
Exercised	(662)	9.36		$1.8	(1)
Cancelled	(461)	12.35
Outstanding as of March 31, 2014	2,409	$10.06	2.7	$3.4	(2)
Vested and expected to vest as of March 31, 2014	2,409	$10.06	2.6	$3.4	(2)
Vested and exercisable at the end of the year	2,312	$10.14	2.7	$3.2	(2)
(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. The closing price of the Company’s common stock was $9.90 on March 31, 2014.
The following table summarizes the information about stock options outstanding and exercisable as of March 31, 2014 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$ 1.68 - $ 7.60	540	3.07	$6.77	462	$6.71
7.61 - 7.67	650	2.34	7.67	650	7.67
7.68 - 11.86	430	3.3	10.49	419	10.47
11.87 - 14.20	491	2.38	12.87	483	12.88
14.21 - 23.32	298	1.47	15.96	298	15.96
$ 1.68 - $23.32	2,409	2.57	$10.06	2,312	$10.14

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

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2011, the Committee authorized additional three-year performance-based RSU grants, or “EBITDA2” Grants. Fiscal 2012, 2013 and 2014 were declared as zero attainment years and all shares issued under the EBITDA2 program expired unvested when the program concluded in May 2014.
In November 2011 and February 2012, the Committee authorized additional 18-month performance-based RSU grants, or “Performance Retention Grants”, which were intended to incentivize superior performance and retain key employees. In May 2012, the Committee authorized 12-month Performance Retention Grants. Vesting for the Performance Retention Grants was subject to (i) the accomplishment of goals and objectives of the individual’s business unit and (ii) individual performance as measured by the accomplishment of individual goals and objectives. The 18-month RSU shares generally vest 2/3 after one year, with certain unearned amounts able to roll over to the subsequent vesting period, and 1/3 after 18 months. The 12-month RSU shares have the opportunity to vest after 1 year. Unvested RSU shares remaining at the end of the program period will expire unvested. This program has concluded and no further grants will be made under this program.
In February 2012, Dr. Gopi was awarded 500,000 performance-based RSUs based on three underlying performance milestones. The value of these RSUs is $3.7 million. The Company evaluated the probability of achieving the milestones and recognized expense accordingly. As of March 31, 2014, all three performance milestones have been completed, and the associated stock-based compensation expense has been recorded in the Company's Consolidated Financial Statements. In November 2013, Dr. Gopi was awarded an additional 500,000 RSUs of which 200,000 RSUs were vested on the grant date and the remaining 300,000 RSUs have not vested as of March 31, 2014 and will vest upon the attainment of certain specified X-Gene and X-Weave commercialization goals. The value of these unvested performance-based RSUs is $3.3 million.
In May and November 2013, the Committee authorized performance-based MSUs. The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the SPDR S&P Semiconductor Index ("Index”) over a 2-year performance period (for half of the MSU award) and a three-year performance period (for the remaining half of the MSU award). The MSUs will vest between ranges of 0% and 150% based on the Company's relative TSR compared to the Index. The value of these MSUs is $3.1 million.

In May 2013, the Committee authorized an annual incentive compensation plan (the “FY2014 Short-Term Plan”). The FY 2014 Short-Term Plan will pay out based on fiscal 2014 revenue and non-GAAP earnings per share metrics. The award payouts for each corporate financial measure range from 50% to 150% of the pre-established target level based on the Company's actual performance for fiscal 2014 and the associated stock-based compensation expense of $1.4 million has been recorded in the Company's Consolidated Financial Statements as of March 31, 2014. The FY 2014 Short-Term Plan was payable in fully vested RSUs on May 15, 2014 and was duly paid in May 2014.

A summary of the Company's RSU activity is as follows (in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2011
Outstanding at the beginning of the year	6,444	9,244	3,074
Awarded	3,594	1,040	8,833
Vested	(2,397)	(2,345)	(1,701)
Cancelled	(1,536)	(1,495)	(962)
Outstanding at the end of the year	6,105	6,444	9,244

The weighted average remaining contractual term for the RSUs outstanding as of March 31, 2014 was 0.9 years.
As of March 31, 2014, the aggregate pre-tax intrinsic value of RSUs outstanding was $60.4 million which includes performance based awards which are subject to milestone attainment. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $9.90 on March 31, 2014.
The aggregate pretax intrinsic values of RSUs released during the fiscal year ended March 31, 2014 was $22.4 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

Employee Stock Purchase Plan
Under the Company's 1998 Employee Stock Purchase Plan ("1998 Plan"), the Company had 6.3 million shares reserved for issuance. In August 2012, the Company’s stockholders approved the proposal to reserve an additional 1.8 million shares under the 2012 Employee Stock Purchase Plan ("2012 Plan"). Upon adoption of the 2012 Plan, the 1998 Plan was terminated.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Under the terms of the 2012 Plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the fiscal years ended March 31, 2014 and 2013, 0.7 million and 0.6 million shares, respectively, were issued under the 2012 plan. During the fiscal year ended March 31, 2013, 0.4 million shares were issued under the 1998 plan prior to its termination in August 2012. At March 31, 2014, 0.5 million shares were available for future issuance from the 2012 Plan.
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
Common Shares Reserved for Future Issuance
At March 31, 2014, the Company has the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Options granted and outstanding	2,409
Restricted Stock Units granted and outstanding	6,105
Options and RSUs authorized for future grants	355
Employee Stock Purchase Plan	498
9,367

6.	Income Taxes
Loss from operations before income tax consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Loss from operations before income tax:
Domestic loss	$(8,976)	$(130,552)	$(78,630)
Foreign income (loss)	3,901	(4,117)	(3,130)
	$(5,075)	$(134,669)	$(81,760)
Income tax expense (benefit) from operations consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
Current:
Federal	$(20)	$(1,106)	$147
Foreign	819	847	1,034
State	6	(129)	60
Total Current	805	(388)	1,241
Deferred:
Foreign	(186)	(166)	(313)
State	—	—	—
Total Deferred	(186)	(166)	(313)
	$619	$(554)	$928
The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate of 35% to the loss before income taxes as follows for operations (in thousands):

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years Ended March 31,
	2014		2013		2012
	$	%	$	%	$	%
Tax at federal statutory rate	$(1,776)	35%	$(47,134)	35%	$(28,613)	35%
Tax benefit from loss from continuing operations	—	—	(925)	1	(123)	—
Other permanent differences	(6,561)	129	1,195	(1)	2,295	(3)
State taxes, net of federal benefit	(214)	4	(7,263)	5	(3,937)	5
Federal tax credits	(1,778)	35	(1,909)	1	(4,131)	5
State tax credits	(444)	9	(537)	—	(622)	1
Veloce accrued liability	16,740	(330)	26,749	(20)	24,046	(29)
Sale of TPack	2,688	(53)	—	—	—	—
Valuation allowance	(7,809)	154	28,715	(21)	11,600	(14)
Change in contingency reserve	(64)	1	74	—	52	—
Other	(163)	4	481	—	361	(1)
	$619	(12)%	$(554)	—%	$928	(1)%

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	Fiscal Years Ended March 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$294,910	$310,276
Research and development credit carryforwards	79,839	78,696
Inventory write-downs and other reserves	8,068	9,046
Capitalization of research and development costs	5,915	8,038
Goodwill	4,007	7,431
Intangible assets	32,290	40,201
Investment impairment	3,494	4,958
Stock-based compensation	26,664	31,177
Depreciation and amortization	3,253	165
Other	1,182	1,056
Total deferred tax assets	459,622	491,044
Valuation allowance	(459,081)	(490,629)
	$541	$415
At March 31, 2014, the Company has federal and state R&D tax credit carryforwards of approximately $60.7 million and $29.4 million, respectively, which begin to expire in the fiscal year ending March 31, 2019 unless previously utilized. The Company also has federal and state net operating loss carryforwards of approximately $1,137.3 million and $522.5 million, respectively, which will begin to expire in fiscal year 2018 and fiscal year 2015, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The future utilization of our research and development credit carryforwards and net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the "Act") limits a company’s ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50% as defined in the Act.
As a result of the adoption of ASC 718-10, the Company recognizes excess tax benefits associated with the exercise of stock options directly to stockholders’ equity only when realized. Accordingly, deferred tax assets are not recognized for net

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

operating loss carryforwards resulting from excess tax benefits occurring from April 1, 2006 onward. A windfall tax benefit occurs when the actual tax benefit realized upon an employee’s disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award.
The Company has established a valuation allowance against most of its net deferred tax assets due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers cumulative losses, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a valuation allowance should be recorded in 2014, 2013 and 2012 against most of its deferred tax assets.
The following is a tabular reconciliation of the Unrecognized Tax Benefits activity during the fiscal year ended March 31, 2014 (in thousands):

Opening Balance	$43,382
Gross decreases - tax positions in prior period	60
Gross increases - current-period tax positions	789
Ending Balance	$44,231

If recognized, approximately $0.6 million of the $44.2 million of unrecognized tax benefits would affect the Company’s effective tax rate.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. As of March 31, 2014, the Company has recognized $0.1 million of accrued interest and penalties related to uncertain tax positions.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.
The Company’s U.S. federal income tax returns for tax years subsequent to 2010 are subject to examination by the Internal Revenue Service and its state income tax returns subsequent to 2009 are subject to examination by state tax authorities. Net operating losses from years for which the statute of limitations has expired (2009 and prior for federal and 2008 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years. With few exceptions, the Company is no longer subject to foreign examinations by tax authorities for years before 2010.
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

August 2013 Restructuring Program
In August 2013, the Company implemented a restructuring program to reorganize its operations and reduced its workforce by approximately 20 employees. The plan included eliminating job redundancies, reducing the Company's workforce and impairing the unamortized value of a software intellectual property license, which the Company no longer intends to use to develop new products. The Company anticipates that the restructuring plan will reduce ongoing headcount expenses by approximately $3.0 million annually and other additional operational expenses by $0.5 million annually. Total costs incurred and expected to be incurred as of March 31, 2014 in connection with the restructuring plan were $1.0 million.
December 2012 Restructuring Program
In December 2012, the Company implemented a restructuring program to reorganize its operations and reduced its workforce by approximately 70 employees. The plan included eliminating job redundancies, reducing the Company's workforce and impairing the unamortized value of a software intellectual property license, which the Company does not intend to use to develop new products. As of March 31, 2014, the actual annual savings were within the range of originally expected savings

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of $8.0 million to $9.0 million for headcount expenses and $4.0 million to $5.0 million for other additional operational expenses. Total costs incurred and expected to be incurred as of March 31, 2014 in connection with the restructuring plan are $1.8 million for employee severance expenses and $4.7 million for an asset impairment.
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
The following table sets forth a summary of restructuring activities related to all of the Company's restructuring plans described above (in thousands):

	Workforce Reduction	Asset Impairment	Total
Liability, March 31, 2012	$—	$—	$—
Restructuring charges	1,716	4,719	6,435
Cash payments	(1,168)	—	(1,168)
Non-cash items	—	(4,719)	(4,719)
Liability, March 31, 2013	$548	$—	$548
Restructuring charges	$862	$272	$1,134
Cash payments	(1,410)	—	(1,410)
Non-cash items	—	(272)	(272)
Liability, March 31, 2014	$—	$—	$—

8.	Commitments

The Company leases its facilities under long-term operating leases, which expire at various dates through the fiscal year ending March 31, 2017. The lease agreements frequently include renewal or other provisions, which require the Company to pay taxes, insurance, maintenance costs or defined rent increases. The Company also licenses certain engineering design software tools under non-cancelable operating leases.
The following table summarizes the Company’s contractual operating leases as of March 31, 2014 (in thousands):

Payment Due by Period
Fiscal Years Ending March 31,
2015	$1,901
2016	930
2017	504
2018	$369
Total minimum payments	$3,704

The Company did not have any off balance sheet arrangements at March 31, 2014.
Rent expense (including short-term leases and net of sublease income) for the fiscal years ended March 31, 2014, 2013, and 2012 was $1.8 million, $2.6 million, and $2.9 million, respectively.

9.	Employee Retirement Plan
Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

contribute such amounts as determined by the Board. Employer contributions vest to participants at a rate of 33% per year of service for the first three years of service and 100% thereafter for each year of service. The Company made a plan contribution of $0.0 million, $0.2 million and $0.3 million for the three fiscal years ended March 31, 2014, 2013, and 2012, respectively.

10.	Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Fiscal Years Ended March 31,
	2014	2013	2012
Wintec (global logistics provider)**	22%	19%	20%
Avnet (distributor)	27%	27%	20%
Flextronics (sub-contract manufacturer)	*	*	11%

* Less than 10% of total net revenues for period indicated.
** Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
Net revenues by geographic region, which are primarily denominated in U.S. dollars, were as follows (in thousands):

	Fiscal Years Ended March 31,
	2014	2013	2012
United States of America	$101,275	$79,930	$99,214
Taiwan	13,405	22,684	20,950
Hong Kong	21,477	22,044	21,458
China	6,085	2,053	4,503
Europe	33,625	35,216	41,691
Japan	23,125	13,237	13,596
Malaysia	5,788	4,733	8,276
Singapore	9,745	10,399	14,011
Other Asia	1,217	4,621	5,790
Other	408	725	1,398
	$216,150	$195,642	$230,887

As of March 31, 2014, 2013 and 2012, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were not material.

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

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study the contamination and evaluate cleanup options at the Omega Site (the Operable Unit 1 or “OU1”). In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site (the Operable Unit 3 or “OU3”) and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. As part of OU1 and OU3, efforts to remediate the soil and groundwater at the Omega Site, as well as the extraction of chemical vapors from the soil and improving indoor air quality in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2, and in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. In July 2013, EPA rejected a good faith offer (“GFO”) to settle the matter that OPOG had submitted in February 2013. In October 2013, OPOG submitted a revised GFO that EPA currently is considering. Settlement negotiations between the parties are expected to continue through fiscal year 2015. It is anticipated that such negotiations will result in EPA and OPOG entering into a remediation consent decree with the Court regarding OU2. In December 2013, OPOG retained legal counsel to pursue legal claims against numerous other PRPs for OU2 contamination; the Company has elected to participate in the costs and recoveries resulting from such litigation. In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from OU2. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate OU2. In January 2012, as a result of challenges made by certain PRPs to the criteria previously used to allocate liability among OPOG members, and of the departure of certain PRPs from OPOG, OPOG approved changes to the cost allocation structure that resulted in an increase to the Company’s proportional allocation of liability. Subsequent thereto, certain other PRPs have withdrawn from OPOG; settlement discussions with these PRPs are ongoing. The subsequent departure of one or more other PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

12.	Sale of TPack A/S

On April 22, 2013, the Company completed the sale of TPack and certain specified intellectual property assets owned by the Company related to TPack's business for an aggregate consideration of $33.5 million, payable in cash, which reflects the $34.0 million base purchase price as adjusted for the working capital adjustment mechanism set forth in the Purchase Agreement, and remains subject to a potential final, non-material post-closing adjustments. In connection with the closing, there was a working capital adjustment of $0.5 million and the Company received a cash payment of $30.2 million. The remaining cash payment of $3.4 million of the aggregate consideration was held back until March 31, 2014 to secure the Company's indemnification obligations subject to and in accordance with the terms of the Purchase Agreement. This amount was paid in full in April 2014.
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

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the divestiture, the Company recorded a gain of $19.7 million. The following table summarizes the components of the gain (in thousands):

Total proceeds, net of working capital adjustment	$30,175
Net assets and liabilities	(184)
Goodwill write off	(1,758)
Intangibles write off	(11,404)
Holdback amount	3,353
Legal fees and other costs	(483)
Gain on sale of TPack	$19,699

The total assets of TPack included $0.7 million of cash, cash equivalents and short-term investments.

13.	Quarterly Financial Information (unaudited)

The following table sets forth unaudited Consolidated Statements of Operations for the Company’s last eight quarters. This quarterly information is unaudited and has been prepared on the same basis as the annual Consolidated Financial Statements. In the Company’s opinion, this quarterly information reflects all adjustments necessary for a fair presentation of the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period.

	Fiscal Year Ended March 31, 2014				Fiscal Year Ended March 31, 2013
	Q1 (1)	Q2 (2)	Q3 (3)	Q4	Q1	Q2	Q3(4)	Q4(5)(6)
	(In thousands, except per share data)
Net revenues	$54,148	$55,387	$54,844	$51,771	$41,294	$46,324	$51,698	$56,326
Cost of revenues	22,342	21,397	21,644	19,806	18,355	20,561	22,958	21,174
Gross profit	31,806	33,990	33,200	31,965	22,939	25,763	28,740	35,152
Total operating expenses	24,556	66,757	40,900	9,229	47,891	48,515	101,942	49,116
Operating loss	7,250	(32,767)	(7,700)	22,736	(24,952)	(22,752)	(73,202)	(13,964)
Interest and other income (expense)	3,795	576	617	418	1,762	835	2,258	(4,654)
Loss before income taxes	11,045	(32,191)	(7,083)	23,154	(23,190)	(21,917)	(70,944)	(18,618)
Income tax expense (benefit)	188	192	201	38	200	(360)	618	(1,012)
Net loss	$10,857	$(32,383)	$(7,284)	$23,116	$(23,390)	$(21,557)	$(71,562)	$(17,606)
Basic net income (loss) per share	$0.16	$(0.45)	$(0.10)	$0.31	$(0.37)	$(0.33)	$(1.08)	$(0.26)
Shares used in calculating basic net income (loss) per share	69,360	72,610	73,989	75,629	62,409	64,947	66,113	67,566
Diluted net income (loss) per share	$0.15	$(0.45)	$(0.10)	$0.30	$(0.37)	$(0.33)	$(1.08)	$(0.26)
Shares used in calculating diluted income (loss) per share	70,234	72,610	73,989	77,193	62,409	64,947	66,113	67,566

(1)	The consolidated operating results for the first quarter of fiscal 2014 included a charge of $9.3 million related to the Veloce consideration and a gain on sale of TPack of $19.7 million.
(2) The consolidated operating results for the second quarter of fiscal 2014 included a charge of $30.4 million related to the Veloce consideration.
(3) The consolidated operating results for the third quarter of fiscal 2014 included a charge of $2.9 million related to the Veloce consideration.
(4) The consolidated operating results for the third quarter of fiscal 2013 included a charge of $51.9 million related to the Veloce consideration and a charge of $6.2 million related to restructuring charges.
(5) The consolidated operating results for the fourth quarter of fiscal 2013 included a charge of $9.6 million related to the Veloce consideration.
(6) During fiscal 2012, one significant product development milestone relating to the Veloce project was considered probable of achievement and accordingly $60.4 million was recognized as research and development expense (see further discussion in Note 4, Veloce, to the Consolidated Financial Statements). However, approximately $8.0 million of the R&D expense was incorrectly recognized as this expense amount related to Unallocated Veloce Units that had not yet been distributed as of March 31, 2012. R&D expenses were also recognized during the first three quarters of fiscal 2013 in connection with further progress made in connection with the performance milestones relating to Veloce. However, the R&D expenses recognized during the first three quarters of fiscal 2013 also incorrectly included immaterial amounts related to the Unallocated Veloce Units. During the fourth quarter of fiscal 2013, the Company corrected the error impacting fiscal 2012 and the first three quarters of fiscal 2013. The correction of the errors resulted in a reduction of R&D expenses recognized by $10.4 million during the fourth quarter of fiscal 2013.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	From Acquisition	Write-Offs	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts
Year Ended March 31, 2014	$703	$(286)	$—	$34	$451
Year Ended March 31, 2013	$1,099	$1	$—	$(397)	$703
Year Ended March 31, 2012	$1,324	$(13)	$(28)	$(184)	$1,099

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1+<	Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.	10-Q/A	9/4/2009	2.1

2.2	Letter Agreement dated December 20, 2012, relating to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.	8-K	12/21/2012	2.1

2.3+<	Stock Purchase Agreement among the Company, TPack A/S, Slottsbacken Fund II KY, Slottsbacken Fund Two KB, Vaekstfonden and Novi A/S, and the Sellers' Representative named therein, dated as of August 17, 2010.	10-Q	11/3/2010	2.3

2.4+<	Amendment No. 1 to Stock Purchase Agreement by and among the Company and Vaekstfonden, as Sellers’ Representative, dated September 17, 2010.	10-Q	11/3/2010	2.4

2.5+<	Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., and the Stockholders’ Representative named therein, dated November 8, 2010.	10-Q	1/31/2011	2.4

2.6+<	Amendment No. 2 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., Veloce Technologies LLC and the Stockholders’ Representative named therein, dated April 5, 2012.	10-K	5/17/2012	2.5

2.7+<	Asset Purchase Agreement dated April 11, 2013 by and between the Company, Altera European Trading Company Limited, a private limited company organized under the laws of Ireland and a wholly-owned subsidiary of Altera Corporation, and AppliedMicro TPack A/S, a limited liability company (Aktieselskab) organized under the laws of Denmark and a wholly-owned subsidiary of the Company.	8-K	4/15/2013	2.1

3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1	10/10/1997	3.2

3.2	Certificate of Amendment of Certificate of Incorporation of the Company.	S-4	9/12/2000	3.3

3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	12/11/2007	3.1

3.4	Amended and Restated Bylaws of the Company.	10-Q	11/3/2010	3.2

4.1	Specimen Stock Certificate.	S-1/A	11/12/1997	4.1

10.1*	Form of Indemnification Agreement between the Company and each of its officers and directors.	8-K	10/2/2013	10.2

10.2*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.	10-K	5/30/2007	10.2

10.3*	2011 Equity Incentive Plan	8-K	8/10/2011	10.66

10.4*	2011 Equity Incentive Plan, as amended and restated on October 23, 2013.	8-K	10/29/2013	10.76

10.5*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2011 Equity Incentive Plan	8-K	11/21/2013	10.1

10.6*	Form of Option Agreement under the 1992 Equity Incentive Plan.	10-K	5/30/2007	10.3

10.7*	1992 Equity Incentive Plan.	10-K	5/30/2007	10.4

10.8(1)*	1997 Directors’ Stock Option Plan, as amended, and form of Option Agreement.

10.9*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.	S-1/A	11/12/1997	10.6

10.10	1998 Employee Stock Purchase Plan and form of Subscription Agreement.	10-K	5/23/2001	10.24

10.11*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.	10-Q	8/13/2002	10.33

10.12*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.	10-K	5/30/2007	10.34

10.13*	AMCC Deferred Compensation Plan.	10-Q	8/13/2002	10.38

10.14+	Patent License Agreement between the Company and IBM dated September 28, 2003.	10-Q	11/14/2003	10.42

10.15+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.	10-Q	11/14/2003	10.43

10.16*	Offer of Employment dated September 14, 2005 by and between the Company and Robert Gargus.	10-Q	2/2/2010	10.2

10.17*	Executive Severance Benefit Plan, as amended and restated on September 19, 2013.	8-K	9/25/2013	10.67

10.18+	Qualcomm Patent Purchase Agreement dated July 11, 2008.	10-Q	10/31/2008	10.60

10.19+	Qualcomm Patent Purchase Amendment dated July 11, 2008.	10-Q	10/31/2008	10.61

10.20	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.	10-K	5/12/2009	10.62

10.21*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.	10-Q	8/9/2010	10.65

10.22+	Development Agreement dated May 17, 2009, by and between the Company and Veloce Technologies, Inc.	10-K/A	11/5/2012	10.66

10.23+	First Amendment to Development Agreement dated as of November 8, 2010, by and between the Company and Veloce Technologies, Inc.	10-K	5/17/2012	10.67

10.24+	Second Amendment to Development Agreement dated as of July 18, 2011, by and between the Company and Veloce Technologies, Inc.	10-K	5/17/2012	10.68

10.25+	Technology License Agreement, dated as of March 31, 2009 between ARM Limited and the Company, including without limitation Annex 1 thereto (“TLA Annex 1”).	10-K/A	11/5/2012	10.69

10.26+	Amendment One to Technology License Agreement, dated March 31, 2010 between ARM Limited and the Company.	10-K/A	11/5/2012	10.70

10.27+	Amendment Two to Technology License Agreement, dated July 14, 2010 between ARM Limited and the Company.	10-K	5/17/2012	10.71

10.28+	Amendment One to TLA Annex 1, dated August 17, 2010, between ARM Limited and the Company.	10-K	5/17/2012	10.72

10.29+	Amendment Two to TLA Annex 1, dated October 5, 2010, between ARM Limited and the Company.	10-K	5/17/2012	10.73

10.30+	Amendment Three to TLA Annex 1, dated December 1, 2011, between ARM Limited and the Company.	10-K	5/17/2012	10.74

10.31*	Applied Micro Circuits Corporation 2012 Employee Stock Purchase Plan	8-K	8/20/2012	10.67

10.32*	Shiva Natarajan Interim Chief Financial Officer Agreement	10-Q	8/8/2013	10.76

10.33*	Robert Gargus Separation Agreement	10-Q	8/8/2013	10.77

10.34*	Robert Gargus Advisory Services Agreement	10-Q	8/8/2013	10.78

10.35*	Offer Letter Agreement with Douglas T. Ahrens.	8-K	10/2/2013	10.1

10.36	Agreement of Purchase and Sale, dated January 22, 2014, between the Company and RW9REIT Acquisition, LLC. relating to the Company's headquarters building in Sunnyvale, California	8-K	1/22/2014	10.1

10.37	Form of Lease between the Company and Moffett Park Drive Owner, LLC.	8-K	1/22/2014	10.1

21.1	Subsidiaries of the Registrant.				x

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.				x

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report.	x

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.	x

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	x

101.INS	XBRL Instance Document	x

101.SCH	XBRL Taxonomy Extension Schema Document	x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

*	Management contract or compensatory plan.

+
The Company has been granted confidential treatment for certain portions of these agreements and certain terms and conditions have been redacted from the exhibits. Omitted portions have been filed separately with the SEC.

<	Schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K.

#
In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release No. 34-47986, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Form 10-K and will not be deemed "filed" for purposes of Section 18 of the Exchange Act or otherwise subject to the liability of that section. Such exhibits will not be deemed to be incorporated by reference into any filing under the Securities Act or Exchange Act.

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