Form 10-Q
period 2014-06-30
APPLIED MICRO CIRCUITS CORP
filed 2014-07-31
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 28, 2014, 78,195,412 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,267	$71,539
Short-term investments-available-for-sale	36,343	35,044
Accounts receivable, net	22,932	25,178
Inventories	20,673	18,946
Other current assets	12,272	16,799
Total current assets	154,487	167,506
Property and equipment, net	20,303	20,746
Goodwill	11,425	11,425
Purchased intangibles, net	42	105
Other assets	6,935	7,754
Total assets	$193,192	$207,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$17,233	$26,194
Accrued payroll and related expenses	6,646	5,532
Veloce accrued liability	11,154	11,985
Other accrued liabilities	10,262	10,877
Deferred revenue	1,069	567
Total current liabilities	46,364	55,155
Veloce accrued liability	4,399	3,145
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at June 30, 2014 and March 31, 2014
Issued and outstanding shares — 78,170 at June 30, 2014 and 77,677 at March 31, 2014	782	777
Additional paid-in capital	6,011,239	6,005,365
Accumulated other comprehensive loss	(5,764)	(6,143)
Accumulated deficit	(5,863,828)	(5,850,763)
Total stockholders’ equity	142,429	149,236
Total liabilities and stockholders’ equity	$193,192	$207,536

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	June 30,
	2014	2013
Net revenues	$50,272	$54,148
Cost of revenues	20,257	22,342
Gross profit	30,015	31,806
Operating expenses:
Research and development	33,205	34,506
Selling, general and administrative	9,058	9,526
Gain on sale of TPack	—	(19,699)
Amortization of purchased intangible assets	62	130
Restructuring charges	1,211	93
Total operating expenses	43,536	24,556
Operating (loss) income	(13,521)	7,250
Interest income, net	336	3,666
Other (expense) income, net	(21)	129
(Loss) income before income taxes	(13,206)	11,045
Income tax (benefit) expense	(141)	188
Net (loss) income	$(13,065)	$10,857
Basic net (loss) income per share	$(0.17)	$0.16
Shares used in calculating basic net (loss) income per share	77,916	69,360
Diluted net (loss) income per share	$(0.17)	$0.15
Shares used in calculating diluted (loss) income per share	77,916	70,234
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2014	2013
Net (loss) income	$(13,065)	$10,857
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments*	467	(4,529)
Loss on foreign currency translation	(88)	(189)
Other comprehensive loss, net of tax	379	(4,718)
Total comprehensive (loss) income	$(12,686)	$6,139
* The amounts reclassified from accumulated other comprehensive (loss) income and recorded in interest income (expense), net in the Condensed Consolidated Statement of Operations relating to short term investments were zero and $3.2 million for three months ended June 30, 2014 and 2013, respectively. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for additional details.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	June 30,
	2014	2013
Operating activities:
Net (loss) income	$(13,065)	$10,857
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	2,174	2,624
Amortization of purchased intangibles	62	296
Stock-based compensation expense:
Stock options	417	602
Restricted stock units	4,799	3,112
Veloce acquisition consideration	7,140	9,255
Gain on sale of TPack	—	(19,699)
Net loss (gain) on disposals of property, equipment and other assets	16	(3)
Non-cash restructuring costs	—	26
Tax effect on other comprehensive income	(194)	—
Changes in operating assets and liabilities:
Accounts receivable	2,246	(4,474)
Inventories	(1,745)	185
Other assets	1,994	1,598
Accounts payable	(6,163)	(687)
Accrued payroll and other accrued liabilities	1,663	4,149
Veloce accrued liability	(6,383)	(24,982)
Deferred revenue	502	(671)
Net cash used for operating activities	(6,537)	(17,812)
Investing activities:
Proceeds from sales and maturities of short-term investments	682	14,185
Purchases of short-term investments	(1,320)	(2,361)
Purchase of property, equipment and other assets	(4,544)	(279)
Proceeds from the sale of TPack, net	3,353	29,498
Net cash (used for) provided by investing activities	(1,829)	41,043
Financing activities:
Proceeds from issuance of common stock	106	171
Funding of restricted stock units withheld for taxes	(924)	(2,382)
Other	(88)	(412)
Net cash used for financing activities	(906)	(2,623)
Net (decrease) increase in cash and cash equivalents	(9,272)	20,608
Cash and cash equivalents at beginning of year	71,539	19,065
Cash and cash equivalents at end of period	$62,267	$39,673
Supplementary cash flow disclosures:
Cash paid for income taxes	$226	$52
Common stock issued for Veloce merger consideration	$334	$10,037

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include all the accounts of Applied Micro Circuits Corporation (the "Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.
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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2014-09, "Revenue from Contracts with Customers", which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable:

	June 30, 2014	March 31, 2014
	(In thousands)
Accounts receivable	$23,387	$25,629
Less: allowance for bad debts	(455)	(451)
	$22,932	$25,178

Inventories:

	June 30, 2014	March 31, 2014
	(In thousands)
Finished goods	$11,609	$9,375
Work in process	8,103	6,510
Raw materials	961	3,061
	$20,673	$18,946

Other current assets:

	June 30, 2014	March 31, 2014
	(In thousands)
Prepaid expenses	$9,888	$10,978
Executive deferred compensation assets	1,071	1,035
Deposits	554	585
Proceeds receivable from sale of strategic investment	—	3,353
Other	759	848
	$12,272	$16,799

Property and equipment:

	Useful Life	June 30, 2014	March 31, 2014
	(In years)	(In thousands)
Machinery and equipment	3-5	$45,984	$44,503
Leasehold improvements	1-5	11,722	11,574
Computers, office furniture and equipment	3-5	43,500	43,365
		101,206	99,442
Less: accumulated depreciation and amortization		(80,903)	(78,696)
		$20,303	$20,746

Goodwill and purchased intangibles:
Goodwill is as follows:

	June 30, 2014	March 31, 2014
	(In thousands)
Goodwill	$11,425	$11,425

Purchase-related intangibles are as follows:

	June 30, 2014				March 31, 2014
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$425,000	$(425,000)	$—	0.0	$425,000	$(425,000)	$—	0.0
Customer relationships	6,330	(6,288)	42	0.2	6,330	(6,225)	105	0.4
Patents/core technology rights/trade name	62,306	(62,306)	—	0.0	62,306	(62,306)	—	0.0
	$493,636	$(493,594)	$42		$493,636	$(493,531)	$105
As of June 30, 2014, the remaining balance of purchased intangible assets is expected to be charged to operating expenses over the remainder of the fiscal year ending March 31, 2015.

Other assets:

	June 30, 2014	March 31, 2014
	(In thousands)
Non-current portion of prepaid expenses	$3,416	$4,235
Strategic investments*	3,000	3,000
Other	519	519
	$6,935	$7,754
*Strategic investments
The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and in which the Company does not have the ability to exercise significant influence are carried at cost reduced by other-than-temporary impairments, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the three months ended June 30, 2014 and 2013, the Company did not record any other-than-temporary impairment charges of its strategic investments.

Other accrued liabilities:

	June 30, 2014	March 31, 2014
	(In thousands)
Employee related liabilities	$1,734	$1,733
Executive deferred compensation	1,363	1,314
Income taxes	941	962
Professional fees	1,300	1,259
Other	4,924	5,609
	$10,262	$10,877

Short-term investments:

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	June 30, 2014				March 31, 2014
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$56,869	$—	$—	$56,869	$65,867	$—	$—	$65,867
Cash equivalents	5,398	—	—	5,398	5,672	—	—	5,672
U.S. Treasury securities and agency bonds	2,838	—	—	2,838	2,838	—	—	2,838
Corporate bonds	11,320	41	(1)	11,360	10,599	30	(2)	10,627
Mortgage-backed and asset-backed securities*	1,709	323	(2)	2,030	1,793	297	(16)	2,074
Closed-end bond funds	14,373	2,709	(102)	16,980	14,373	2,392	(402)	16,363
Preferred stock	2,406	729	—	3,135	2,406	736	—	3,142
	$94,913	$3,802	$(105)	$98,610	$103,548	$3,455	$(420)	$106,583
Reported as:
Cash and cash equivalents				$62,267				$71,539
Short-term investments available-for-sale				36,343				35,044
				$98,610				$106,583

* At June 30, 2014 and March 31, 2014, approximately $1.1 million of the estimated fair value presented were mortgage-backed securities.
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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	June 30, 2014				March 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$56,869	$—	$—	$56,869	$65,867	$—	$—	$65,867
Cash equivalents	5,398	—	—	5,398	5,672	—	—	5,672
U.S. Treasury securities and agency bonds	2,838	—	—	2,838	2,838	—	—	2,838
Corporate bonds	—	11,360	—	11,360	—	10,627	—	10,627
Mortgage-backed and asset-backed securities	—	2,030	—	2,030	—	2,074	—	2,074
Closed-end bond funds	16,980	—	—	16,980	16,363	—	—	16,363
Preferred stock	—	3,135	—	3,135	—	3,142	—	3,142
	$82,085	$16,525	$—	$98,610	$90,740	$15,843	$—	$106,583

There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three months ended June 30, 2014 and 2013.
The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	June 30, 2014
	Cost	Estimated Fair Value
Less than 1 year	$7,172	$7,300
Mature in 1 – 2 years	7,030	7,080
Mature in 3 – 5 years	525	536
Mature after 5 years	1,140	1,312
	$15,867	$16,228
The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of June 30, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	500	(1)	—	—	500	(1)
Mortgage-backed and asset-backed securities	175	(1)	124	(1)	299	(2)
Closed-end bond funds	22	—	5,475	(102)	5,497	(102)
	$697	$(2)	$5,599	$(103)	$6,296	$(105)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	992	(2)	—	—	992	(2)
Mortgage-backed and asset-backed securities	431	(16)	—	—	431	(16)
Closed-end bond funds	4,819	(333)	405	(69)	5,224	(402)
	$6,242	$(351)	$405	$(69)	$6,647	$(420)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges for the three months ended June 30, 2014 and 2013. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of June 30, 2014 and March 31, 2014, the Company also had $3.8 million and $3.5 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

Warranty reserves:
The Company's products typically carry a one year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials, and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from the Company’s estimates, additional warranty reserves could be required, which could reduce its gross margin.

The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Beginning balance	$199	$220
Consumption of reserve	(7)	(15)
Settlements and expirations	(15)	(2)
Ending balance	$177	$203

Interest income, net (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Interest income	$341	$468
Net realized (loss) gain on short-term investments	(5)	3,198
	$336	$3,666

Net (loss) income per share:
Shares used in basic net (loss) income per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net (loss) income per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and vesting of RSUs. The reconciliation of shares used to calculate basic and diluted net (loss) income per share consists of the following (in thousands, except per share data):

	Three Months Ended
	June 30,
	2014	2013
Net (loss) income	$(13,065)	$10,857
Shares used in net (loss) income per share computation:
Weighted average common shares outstanding, basic	77,916	69,360
Net effect of dilutive common share equivalents	—	874
Weighted average common shares outstanding, diluted	77,916	70,234
Basic net (loss) income per share	$(0.17)	$0.16
Diluted net (loss) income per share	$(0.17)	$0.15
The effect of dilutive securities (comprised of options and restricted stock units) totaling 1.2 million shares for the three months ended June 30, 2014 has been excluded from the diluted net loss per share computation because the Company incurred a net loss in the period presented and since their effect would be antidilutive.

3. RESTRUCTURING CHARGES
The Company recognizes restructuring costs related to asset impairment and exit or disposal activities. Costs relating to facilities closure or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable.

In April 2014, the Company implemented a plan to reorganize its operations, reduce its workforce and consolidate its facilities. The Company anticipates that this plan will reduce ongoing headcount expenses by approximately $5.0 million annually and other additional operational expenses by $0.6 million annually. In connection with this plan, the Company estimated that it would incur aggregate costs of approximately $1.4 million. During the three months ended June 30, 2014, the Company incurred charges of $1.2 million and expects to incur the remaining charges of $0.2 million in the second quarter of fiscal 2015.

The related activity during the three months ended June 30, 2014 is as follows (in thousands):

	Workforce Reduction	Operating Lease Commitments	Total
Liability, March 31, 2014	$—	$—	$—
Restructuring charges	1,211	—	1,211
Cash payments	(823)	—	(823)
Liability, June 30, 2014	$388	$—	$388

4. VELOCE
On June 20, 2012, the Company completed its acquisition of Veloce. Veloce has been developing specific technology for the Company.
The total estimated consideration to be paid is approximately $178.5 million based on the benchmarks achieved during simulations. Veloce completed all three performance milestones relating to the project as of March 31, 2014. The consideration relating to the three performance milestones, excluding the value allocated to Veloce stock equivalents that have not yet been allocated to individuals ("Unallocated Veloce Units"), in the amount of $176.4 million, has been recognized as research and development expense through June 30, 2014 compared to $135.8 million as of June 30, 2013. During the three months ended June 30, 2014 and 2013, as part of the above arrangement, the Company paid approximately $6.4 million and $25.0 million, respectively, in cash and issued approximately 38,000 shares and 1.4 million shares, respectively, valued at approximately $0.3 million and $10.0 million, respectively. The Company is contractually required to distribute all Unallocated Veloce Units within a certain time period. During the three months ended June 30, 2014, the Company distributed an additional 0.5 million Unallocated Veloce Units which had a related expense of $7.1 million. Veloce Equity Holders subject to vesting requirements will receive their distribution upon satisfaction of such vesting requirements.
For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense. These costs are recognized in the Consolidated Statement of Operations under R&D expense in the periods when certain development and performance milestones became probable of achievement and were deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs. As of June 30, 2014, 0.1 million Unallocated Veloce Units had not been allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units is approximately $2.1 million.
Total R&D expenses recognized related to Veloce were approximately $7.1 million and $9.3 million during the three months ended June 30, 2014 and 2013, respectively. Veloce consideration that has been accrued as of June 30, 2014 is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period. For additional information regarding Veloce, see Note 4, Veloce, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

5. STOCKHOLDERS’ EQUITY

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

Option Plans assumed in the fiscal 2004 merger). Certain other outstanding options were assumed through the Company’s various acquisitions.
A summary of the Company's stock option activity and related information during the three months ended June 30, 2014 is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at the beginning of the year	2,409	$10.06
Granted	—	—
Exercised	(19)	5.83		$0.1	(1)
Cancelled	(106)	11.65
Outstanding at the end of the period	2,284	$10.02	2.2	$4.2	(2)
Vested and expected to vest at the end of the period	2,284	$10.02	2.2	$4.2	(2)
Vested and exercisable at the end of the period	2,283	$10.02	2.2	$4.2	(2)

(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of the end of the first quarter 2014 and the exercise price of the shares. The closing price of the Company’s common stock was $10.81 on June 30, 2014.
Restricted Stock Units ("RSUs")
The Company has granted RSUs to employees and non-employee directors pursuant to its 1992 Plan and 2011 Equity Incentive Plan. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, RSUs vest ratably on a quarterly basis over four years from the date of grant. For new employees hired, RSUs will vest on a quarterly basis over four years from the date of hire provided that no shares will vest during the first year of employment, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.

In November 2013, Dr. Gopi was awarded 500,000 RSUs of which 200,000 RSUs were vested on the grant date and the remaining 300,000 RSUs will vest upon the attainment of certain specified X-GeneTM and X-WeaveTM product commercialization goals. The value of these performance-based RSUs was $3.3 million.
In May and November 2013 and May 2014, the Compensation Committee (the "Committee") authorized performance-based market stock units ("MSUs"). The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the SPDR S&P Semiconductor Index ("Index”) over a two-year performance period for half of the MSU award and a three-year performance period for the remaining half of the MSU award. The MSUs will vest between ranges of 0% and 150% based on the Company's relative TSR compared to the Index. The value of these MSUs was $3.9 million.

In May 2014, the Committee authorized an annual incentive compensation plan with respect to fiscal 2015 (the “FY2015 Short-Term Incentive Plan”). The FY2015 Short-Term Incentive Plan will pay out based on our actual performance as measured against two equally weighted financial measures: revenue and non-GAAP earnings per share. The award payouts for each corporate financial measure range from 50% to 150% of the pre-established target level based on the Company's actual performance for fiscal 2015. The FY 2015 Short-Term Incentive Plan is payable in fully vested shares of common stock on May 15, 2015.

Restricted stock units activity during the three months ended June 30, 2014 is set forth below (in thousands):

Number of Shares
Outstanding at the beginning of the year	6,105
Awarded	1,887
Vested	(544)
Cancelled	(3,172)
Outstanding at the end of the period	4,276
The weighted average remaining contractual term for the RSUs outstanding as of June 30, 2014 was 1.4 years.
As of June 30, 2014, the aggregate pre-tax intrinsic value of RSUs outstanding was $46.2 million which includes performance-based awards which are subject to milestone attainment. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $10.81 on June 30, 2014.
The aggregate pretax intrinsic value of RSUs released during the three months ended June 30, 2014 was $4.7 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
Employee Stock Purchase Plan ("ESPP")
Under the Company's 2012 Employee Stock Purchase Plan ("2012 Plan"), the Company reserved 1.8 million shares for issuance. Under the terms of the 2012 Plan, purchases are made semiannually and the purchase price of the common stock is equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended June 30, 2014 and 2013, no shares were issued under the 2012 plan. At June 30, 2014, 0.5 million shares were available for future issuance.

6. STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company uses the Black-Scholes model to value stock-based compensation for options and employee stock purchase rights under the ESPP, and the fair market value of the Company's common stock for RSUs. The MSUs were valued using the Monte Carlo pricing model, which uses the Company's stock price, the Index value, expected volatilities of the Company's stock price and the Index, correlation coefficients and risk free interest rates to determine the fair value. The Black-Scholes model determines the fair value of share-based payment awards based on the stock price on the date of grant and is affected by assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company’s stock price, volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Although the fair value of stock options granted by the Company is estimated by the Black-Scholes model, the estimated fair value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.
The Company did not grant options or employee stock purchase rights during the three months ended June 30, 2014 and 2013.
The weighted average grant-date fair value per share of the RSUs awarded was $8.85 and $7.03 during the three months ended June 30, 2014 and 2013, respectively. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
Effective the fourth quarter of fiscal 2014, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.7% to 5.8% as a result of a decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The following table summarizes stock-based compensation expense related to stock options and RSUs (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Stock-based compensation expense by type of grant:
Stock options	$414	$602
Restricted stock units	4,784	3,124
Total stock-based compensation	5,198	3,726
Stock-based compensation (capitalized to) expensed from inventory	18	(12)
Total stock-based compensation expense	$5,216	$3,714
The following table summarizes stock-based compensation expense as it relates to the Company’s Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended
	June 30,
	2014	2013
Stock-based compensation expense by cost centers:
Cost of revenues	$29	$108
Research and development	3,271	1,798
Selling, general and administrative	1,898	1,820
Total stock-based compensation	$5,198	$3,726
Stock-based compensation (capitalized to) expensed from inventory	18	(12)
Total stock-based compensation expense	$5,216	$3,714
As of June 30, 2014, the amount of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options and unvested RSUs was $30.8 million which will be recognized over a weighted average period of 2.4 years.

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

8. SALE OF TPACK A/S
On April 22, 2013, the Company completed the sale of its subsidiary, TPack, and certain intellectual property assets owned by the Company related to TPack's business for an aggregate consideration of $33.5 million, net of working capital adjustments, payable in cash. The remaining $3.4 million of the aggregate consideration was received in April 2014. For additional information regarding this sale, see Note 12, Sale of TPack A/S, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014.

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

•
Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2014 and 2013. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report. All statements included or incorporated by reference in this quarterly report, for the three months ended June 30, 2014, other than statements or characterizations of historical fact, are forward-looking statements. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.
These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership; anticipated market penetration by ARM®-based cloud servers and other market and technological trends; our plans and predictions regarding the development, production, performance and market acceptance of our X-Gene™ Server on a Chip™ product family and development platform, our X-Weave™ product family, and other new products; the timing and scope of customer testing and adoption of such products and their total addressable market and total cost of ownership; product development cycles and schedules; design-win pipeline; our strategy, including our focus on the development of our X-Gene and X-Weave product families and our current connectivity investments in highgrowth 10, 40 and 100Gbps (gigabit per second) solutions; the timing and extent of customers’ transition away from older connectivity solutions and toward higher performance solutions; our assumptions and forecasts regarding competitors’ product offerings, pricing and strategies, and our products’ ability to compete; the anticipated amount, form and timing of consideration to be paid in connection with our acquisition of Veloce, and related impact on our share dilution, research and development expense and operating results; our sales and marketing strategy; our expectations regarding adequacy of leased facilities; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property; our expectations as to expenses, liquidity and capital resources, including without limitation our expected sources and uses of cash; our gross margin and efforts to offset reductions in gross margin; our estimates regarding eventual actual costs compared to amounts accrued in our financial statements; factors affecting demand for our products; our ability to attract and retain qualified personnel; our restructuring activities and related expense; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.
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

OVERVIEW
The Company
Applied Micro Circuits Corporation (the “Company”, “we” or “our”) is a global leader in silicon solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long haul communications equipment. Our products include the X-Gene™ ARM® 64-bit Server on a Chip™ solution, or X-Gene. The X-Gene product is targeted to serve existing and emerging hyperscale cloud, high performance computing and enterprise applications. X-Gene began sampling in silicon to current and prospective customers as well as ecosystem partners in March 2013 and we expect to ship production units during the summer of 2014. We expect X-Gene to begin generating meaningful production sales revenue during the second half of our fiscal year 2015.

We believe that X-Gene is the first ARM 64-bit server solution to have sampled and to have production units being manufactured. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud data center silicon market by addressing the need for high performance, lower power and lower total cost of ownership (“TCO”).

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

The connectivity portion of our base business includes a broad array of physical layer (“PHY”), framer and mapper solutions that are high-speed, high-bandwidth, high-reliability communications products. Our highly integrated framer-PHY silicon solutions transmit and receive signals and are used in high-speed optical network infrastructure equipment. For Optical Transport Network (“OTN”) applications, our framer products incorporate our industry-leading forward error correction ('FEC") technology to significantly improve reach. In July 2013, we announced the X-Weave™ family of products, designed to meet the needs of public cloud, private cloud, and enterprise data centers. The X-Weave family includes products spanning 100Gbps to 240Gbps of connectivity with unique multi-protocol features and high density.

Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world. As of June 30, 2014, our business had two reporting units, Computing and Connectivity.
Since the start of fiscal 2014, we have invested a total of $179.8 million in the Research and Development ("R&D") of new products, including high-speed, high-bandwidth and low-power products that often combine the functions of multiple existing products into single highly-integrated solutions. A considerable portion of this investment is directed to our ARM 64-bit based server product development. Our products and our customers’ products are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, some major products in development during the last few years have not yet started to generate significant revenues. In addition, demand for our products can be impacted by economic downturns, cyclicality in the telecommunications market, competitive and technological developments, and other factors described elsewhere in this report.
Acquisition of Veloce
On June 20, 2012, we completed the acquisition of Veloce. Veloce has been developing specific technology for us.

The total estimated consideration to be paid is approximately $178.5 million based on the benchmarks achieved during simulations. The consideration that we are obligated to pay upon completion of the respective performance milestones can be settled in cash or our common stock (or a combination of cash and stock), at our election. During the three months ended June 30, 2014 and 2013, as part of the above arrangement, we paid approximately $6.4 million and $25.0 million, respectively, in cash and issued approximately 38,000 shares and 1.4 million shares, respectively, valued at approximately $0.3 million and $10.0 million, respectively.
For accounting purposes, the costs to be incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense. Recognition of these costs as expense occurred when certain development and performance milestones became probable of achievement and were deemed earned. However, the value allocated to Veloce stock equivalents that had not yet been allocated to individuals (“Unallocated Veloce Units”) will not be recognized as R&D expense until distribution of the underlying units occurs. As of June 30, 2014, 0.1 million Unallocated Veloce Units remain to be allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units is approximately $2.1 million.

Veloce completed all three performance milestones relating to the project as of March 31, 2014. Cumulative R&D expenses recognized in connection with the achievement of the three performance milestones through June 30, 2014 were $176.4 million. Total R&D expenses recognized were approximately $7.1 million and $9.3 million during the three months ended June 30, 2014 and 2013, respectively. Veloce consideration that has been accrued as of June 30, 2014, is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.
As of June 30, 2014, we had paid $160.8 million of the total Veloce acquisition consideration, and we expect that approximately an additional $1.4 million will be paid in cash and stock by September 30, 2014. The $160.8 million paid to date includes approximately $86.6 million in cash and the issuance of 9.7 million shares of common stock valued at approximately $74.2 million.
Summary Financials
The following tables present a summary of our results of operations for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$50,272	100.0%	$54,148	100.0%	$(3,876)	(7.2)%
Cost of revenues	20,257	40.3	22,342	41.3	(2,085)	(9.3)
Gross profit	30,015	59.7	31,806	58.7	(1,791)	(5.6)
Total operating expenses	43,536	86.6	24,556	45.3	18,980	77.3
Operating (loss) income	(13,521)	(26.9)	7,250	13.4	20,771	(286.5)
Interest and other income, net	315	0.6	3,795	7.0	(3,480)	(91.7)
(Loss) income before income taxes	(13,206)	(26.3)	11,045	20.4	24,251	(219.6)
Income tax expense	(141)	(0.3)	188	0.3	(329)	(175.0)
Net (loss) income	$(13,065)	(26.0)%	$10,857	20.1%	$23,922	(220.3)%

Net Revenues. We generate revenues primarily through sales of our IC products, embedded processors and printed circuit board assemblies to OEMs, such as Cisco, Huawei, Alcatel-Lucent, Ciena, Fujitsu, Juniper, NEC, Coriant and ZTE, who in turn supply their equipment principally to communications service providers.
On a sell-through basis, excluding non-cancelable non-returnable inventory we had approximately 80 days of inventory in the distributor channel at June 30, 2014 as compared to 66 days at June 30, 2013. The increase in inventory days was primarily due to the timing of sell-through of distributor inventory.
The gross margins for our solutions have declined from time to time in the past. Factors that have caused downward pressure on gross margins for our products include competitive pricing pressures, unfavorable product mix, the cost sensitivity of our customers particularly in the higher-volume markets, new product introductions by us or our competitors and capacity constraints in our supply chain. From time to time, for strategic reasons, we may accept initial orders at less than optimal gross margins in order to facilitate the introduction and/or market penetration of our new or existing products. We may also accept orders for older products at less than optimal gross margins to encourage customers to order sooner or in larger quantities than previously anticipated. To maintain acceptable operating results, we seek to offset any reduction in gross margins of our products by reducing operating costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis.
We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Connectivity and Computing. We use the information about these categories to analyze our performance and success in these markets, including our strategy to focus on the transition to the high-growth data center market.

For the three months ended June 30, 2014 and 2013, our OTN and 10Gbps or faster Ethernet products represented 90% and 86%, respectively, of our Connectivity revenues, and our SONET/SDH and legacy switch products represented 10% and 14%, respectively, of our Connectivity revenues. We expect our SONET/SDH and legacy switch products to continue to decline, as Connectivity customers continue to transition to higher speed, lower power products.
Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended
	June 30,
	2014	2013
Avnet (distributor)	32%	38%
Wintec (global logistics provider)**	23%	18%
Paltek (distributor)	16%	*

*     Less than 10% of total net revenues for period indicated.
**     Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.
Net revenues by geographic region, which are primarily denominated in U.S. dollars, were as follows (in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$19,006	37.8%	$29,161	53.9%
Taiwan	1,694	3.3	3,074	5.7
Hong Kong	10,553	21.0	4,213	7.8
China	139	0.3	745	1.4
Europe	5,157	10.3	7,593	14.0
Japan	10,666	21.2	3,748	6.9
Malaysia	1,276	2.6	1,244	2.3
Singapore	1,712	3.4	3,041	5.6
Other Asia	69	0.1	977	1.8
Other	—	—	352	0.6
	$50,272	100.0%	$54,148	100.0%

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
We also assess the performance of our business on a non-GAAP basis. Non-GAAP net income (loss) is derived by excluding certain items required by GAAP, such as stock-based compensation charges, amortization of purchased intangibles, Veloce accrued liability, restructuring charges, impairment of marketable securities, income tax effect related to reconciling items, and other one-time and/or non-cash items.

The following table reconciles GAAP net (loss) income to the Non-GAAP net income (in thousands except for per share data):

	Three Months Ended
	June 30,
	2014	2013
GAAP net (loss) income	$(13,065)	$10,857
Adjustments:
Stock-based compensation expense	5,216	3,714
Amortization of purchased intangibles	62	296
Restructuring charges, net	1,211	93
Veloce acquisition consideration	7,140	9,255
Impairment of marketable securities	(18)	(3,019)
Gain on sale of TPack	—	(19,699)
Other and income tax adjustment	(391)	(62)
Total GAAP to Non-GAAP adjustments	13,220	(9,422)
Non-GAAP net income	$155	$1,435

Diluted non-GAAP income per share	$0.00	$0.02

Shares used in calculating diluted non-GAAP income per share	79,082	70,234
The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of orders or if the orders will result in future revenues and the effect of changing lead times on bookings. In addition, orders within any given period can fluctuate for a variety of reasons such as product phase-out decisions, which can cause customers to place final, non-recurring “last time buy” orders for the “end of life” product, or other agreements with customers to accelerate, delay, increase or decrease orders in a given period. Our quarterly book-to-bill ratio at June 30, 2014, March 31, 2014 and June 30, 2013 was 0.9, 1.0 and 1.1 respectively.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. See Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements for details. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, The actual results experienced by us may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.

We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our Condensed Consolidated Financial Statements.
Investments
We hold a variety of securities that have varied underlying investments. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the existence of impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment. The factors considered in determining whether any individual impairment is temporary or other-than-temporary are primarily the length of the time and the extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization) and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we do not intend to sell the security, we shall consider available evidence to assess whether it is more likely than not, we will be required to sell the security before the recovery of the amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of the amortized cost basis, an other-than-temporary impairment is considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. During the three months ended June 30, 2014 and 2013, we did not record any other-than-temporary impairment charges. During the three months ended June 30, 2014, we did not record an impairment charge in connection with other securities in a continuous loss position (fair value less than carrying value) with unrealized losses of $0.1 million as we believe that such unrealized losses are temporary. In addition, we had $3.8 million in unrealized gains during the three months ended June 30, 2014.
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

Upon assessing a performance milestone as probable of achievement, R&D expense was recognized based upon the estimated stage of development of that milestone and the estimated value associated with each performance milestone. The amount of R&D costs recognized in connection with the Veloce consideration excludes any value relating to the Unallocated Veloce Units. As of June 30, 2014, the maximum potential additional expense to be recognized associated with the Unallocated Veloce Units was approximately $2.1 million. Payment of the Veloce consideration occurs based upon when a performance milestone is completed and upon satisfaction of vesting requirements, if applicable. As of March 31, 2014, Veloce completed all three performance milestones.

The total estimated consideration based on the benchmarks achieved during simulations is approximately $178.5 million of which approximately $176.4 million has been recognized through June 30, 2014. Total R&D expenses recognized were approximately $7.1 million and $9.3 million during the three months ended June 30, 2014 and 2013, respectively. See Note 4, "Veloce", to the Condensed Consolidated Financial Statements.
Inventory Valuation
Our policy is to value inventories at the lower of cost or market on a part-by-part basis. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. The estimates used for future demand are also used for near-term capacity planning and inventory purchasing and are consistent with revenue forecasts. If our demand forecast is greater than our actual demand, we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. Any impairment charges taken establishes a new cost basis for the underlying inventory and the cost basis for such inventory is not marked-up on changes in circumstances until a gain is realized upon its eventual sale. This accounting is consistent with the guidance provided by FASB ASC paragraph 330-10-35-14. To illustrate the sensitivity of inventory valuations to future estimates, as of June 30, 2014, reducing our future demand estimate to six months would decrease our current inventory valuation by approximately $0.1 million and increasing our future demand forecast to 18 months would increase our current inventory valuation by approximately $23,000.
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
Revenue Recognition
We recognize revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We recognize revenue upon determination that all criteria for revenue recognition have been met. In addition, we do not recognize revenue until the applicable customer’s acceptance criteria have been met. The criteria are usually met at the time of product shipment. Our standard terms and conditions of sale do not allow for product returns and we generally do not allow product returns other than under warranty or stock rotation agreements. Revenue from shipments to distributors is recognized upon shipment. In addition, we record reductions to revenue for estimated allowances such as returns not pursuant to contractual rights, competitive pricing programs and rebates if actual returns or pricing adjustments exceed our estimates. These estimates are based on our experience with stock rotations and the contractual terms of the competitive pricing and rebate programs. Shipping terms are generally FCA (Free Carrier) shipping point. Royalty revenues are recognized when cash is received, only when royalty amounts cannot be reasonably estimated. Royalty revenues are based upon sales of our customers' products that include our technology.
From time to time we generate revenue from the sale of our internally developed intellectual property ("IP"). We generally recognize revenue from the sale of IP when all basic criteria outlined above are met, which is generally when the payments are received.
Mask Costs
We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, we consider the nature of these costs to be pre-production costs. Accordingly, such costs are capitalized as property and equipment and are amortized as cost of sales over approximately three years, representing the estimated production period of the product. We periodically reassess the estimated product production period for specific mask sets capitalized. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production manufacturing or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We will also periodically assess capitalized mask costs for impairment. During the three months ended June 30, 2014 and 2013, total mask costs capitalized were $1.4 million and $1.2 million, respectively.
Stock-Based Compensation Expense
All share-based payments, including grants of stock options, restricted stock units ("RSUs") and employee stock purchase rights, are required to be recognized in our financial statements based on their respective grant date fair values. The fair value of each employee stock option and employee stock purchase right is estimated on the date of grant using the Black-Scholes option pricing model which is affected by our stock price and a number of assumptions, including expected volatility, expected life, risk-free interest rate and expected dividends. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ significantly from those estimated.
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

RESULTS OF OPERATIONS
Comparison of the Three Months Ended June 30, 2014 to the Three Months Ended June 30, 2013
Net Revenues. Net revenues for the three months ended June 30, 2014 were $50.3 million, representing a decrease of 7.2% from the net revenues of $54.1 million for the three months ended June 30, 2013. The following table presents revenues for Computing and Connectivity (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Computing	$18,836	37.5%	$26,492	48.9%	$(7,656)	(28.9)%
Connectivity	31,436	62.5	27,656	51.1	3,780	13.7
	$50,272	100.0%	$54,148	100.0%	$(3,876)	(7.2)%
During the three months ended June 30, 2014, our Computing revenues decreased by 28.9% and our Connectivity revenues increased by 13.7%, compared to the same period last year. Our Computing revenues reflected the continuing decline in sales of PowerPC-based products, as the networking industry migrates away from the PowerPC architecture and we continue to focus our resources on products based on the ARM architecture. In addition, the decrease in Computing revenues during the three months ended June 30, 2014 was due in part to a significant end-of-life order placed during the three months ended June 30, 2013 as disclosed previously. The increase in Connectivity revenues was a result of higher demand for our new products due to increasing capital expenditures on OTN and Ethernet in telecom and datacenter infrastructures, as well as agreements with certain customers that led to larger orders during the quarter.
Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three months ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$50,272	100.0%	$54,148	100.0%	$(3,876)	(7.2)%
Cost of revenues	20,257	40.3	22,342	41.3	(2,085)	(9.3)
Gross profit	$30,015	59.7%	$31,806	58.7%	$(1,791)	(5.6)%

The gross profit percentage for the three months ended June 30, 2014 increased to 59.7%, compared to 58.7% for the three months ended June 30, 2013. The gross profit percentage, excluding the impact of amortization of purchased intangibles, also increased to 59.7% for the three months ended June 30, 2014 as compared to and 59.2% for the three months ended June 30, 2013. The increase in our gross profit percentage was primarily due to favorable product mix.
The amortization of purchased intangible assets included in cost of revenues during the three months ended June 30, 2013 was $0.1 million. Purchased intangible assets that were amortized through the cost of revenues were fully amortized as of June 30, 2013.
Research and Development and Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$33,205	66.1%	$34,506	63.7%	$(1,301)	(3.8)%
Selling, general and administrative	$9,058	18.0%	$9,526	17.6%	$(468)	(4.9)%

Research and Development. The decrease in R&D expenses of 3.8% or $1.3 million during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was mainly due to a $2.1 million decrease in Veloce consideration related expenses and a $1.8 million decrease in personnel costs, partially offset by a $1.5 million increase in stock compensation expense and a $1.5 million increase in direct project costs.
Research and development expense recognized in connection with the Veloce consideration was $7.1 million and $9.3 million during the three months ended June 30, 2014 and 2013, respectively. Refer to Note 4, Veloce, to the Condensed Consolidated Financial Statements for further details.
Selling, General and Administrative. The decrease in SG&A expenses of 4.9% or $0.5 million during the three months ended June 30, 2014, compared to the three months ended June 30, 2013 was mainly due to a $0.7 million decrease in personnel costs, partially offset by a $0.1 million increase in stock compensation expense.
Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2014 and 2013, which was included in the tables above (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$47	0.1%	$96	0.2%	$(49)	(51.0)%
Research and development	3,271	6.5	1,798	3.3	1,473	81.9
Selling, general and administrative	1,898	3.8	1,820	3.4	78	4.3
	$5,216	10.4%	$3,714	6.9%	$1,502	40.4%

The increase in stock-based compensation of 40.4% during the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to the effect of the expense that was recorded relating to new annual RSU grants and RSUs with two year vesting during the three months ended June 30, 2014. Stock-based compensation expense will continue to have a potentially significant adverse impact on our reported results of operations, although it will have no impact on our overall cash flows.
Interest and Other Income (expense), net. The following table presents interest income and other income (expense), net for the three months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended June 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Interest income, net	$336	0.7%	$3,666	6.8%	$(3,330)	(90.8)%
Other (expense) income, net	$(21)	—%	$129	0.2%	$(150)	(116.3)%

Interest Income, net. The decrease in interest income, net for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to realized gains from the sale of short-term investments and marketable securities during the three months ended June 30, 2013.

Other (Expense) income, net. The decrease in other income, net for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 was primarily due to the rental income during the three months ended June 30, 2013 prior to the sale of our headquarters building in March 2014.

FINANCIAL CONDITION AND LIQUIDITY
As of June 30, 2014, our principal source of liquidity consisted of $98.6 million in cash, cash equivalents and short-term investments which is approximately $1.26 per share of outstanding common stock as compared to $1.37 per share at March 31, 2014. Working capital, defined as net current assets minus net current liabilities was $108.1 million as of June 30, 2014. Total cash, cash equivalents and short-term investments decreased by $8.0 million during the three months ended June 30, 2014 mainly due to cash used for operations of $6.5 million, purchase of property, equipment and other assets of $4.5 million, funding of taxes withheld upon vesting of restricted stock units of $0.9 million and decrease in net unrealized gains of available-for-sale investments by $0.7 million, partially offset by $3.4 million in proceeds from the sale of TPack and $0.1 million in proceeds from issuance of common stock. At June 30, 2014, we had contractual obligations not included on our balance sheet totaling $75.5 million, primarily related to facility leases, IP licenses, engineering design software tool licenses, non-cancelable inventory purchase commitments and liabilities for uncertain tax positions.

Operating Activities
For the three months ended June 30, 2014, we used $6.5 million of cash in our operations compared to $17.8 million used for the three months ended June 30, 2013. Our net loss of $13.1 million for the three months ended June 30, 2014 included $14.4 million of non-cash charges consisting of $2.2 million of depreciation, $0.1 million of amortization of purchased intangibles, $5.2 million of stock-based compensation and $7.1 million of additional Veloce compensation cost. Our net income of $10.9 million for the three months ended June 30, 2013 included $3.8 million of non-cash items consisting of $19.7 million of gain on sale of TPack, partially offset by $2.6 million of depreciation, $0.3 million of amortization of purchased intangibles, $3.7 million of stock-based compensation, and $9.3 million of additional Veloce compensation cost. The remaining change in operating cash flows for the three months ended June 30, 2014 primarily reflected the decreases in accounts receivable, other assets, accounts payable and Veloce accrued liability and increase in inventory, accrued payroll and other accrued liabilities and deferred revenue. Our overall quarterly days sales outstanding was 41 days and 44 days for the three months ended June 30, 2014 and March 31, 2014, respectively. The primary reason for the decrease in our days sales outstanding was the decrease in the revenues generated during the last month of the quarter ended June 30, 2014 as compared to the same period for the quarter ended March 31, 2014.

Investing Activities
Our investing activities used $1.8 million in cash during the three months ended June 30, 2014, compared to $41.0 million provided during the three months ended June 30, 2013. During the three months ended June 30, 2014, we used $4.5 million for the purchase of property and equipment and other assets and $0.6 million for short-term investment activities and received the remaining $3.4 million in proceeds from the sale of TPack. During the three months ended June 30, 2013, we used $0.3 million for the purchase of property and equipment, and received net proceeds of $29.5 million from the sale of TPack and net proceeds of $11.8 million from short-term investment activities.

Financing Activities
Our financing activities used $0.9 million in cash during the three months ended June 30, 2014 compared to $2.6 million during the three months ended June 30, 2013. Cash used by financing activities in the three months ended June 30, 2014 primarily consisted of $0.9 million in tax withholding payments due to the vesting of restricted stock units, partially offset by proceeds from the issuance of common stock of $0.1 million. The major financing use of cash for the three months ended June 30, 2013 consisted of $2.4 million in tax withholding payments due to the vesting of restricted stock units and other uses of cash of $0.4 million, partially offset by proceeds from the issuance of common stock of $0.2 million.
Sale of TPack
During the quarter ended June 30, 2013, we completed the sale of TPack and certain intellectual property assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, net of working capital adjustments. The remaining acquisition consideration of $3.4 million was received in April 2014. Refer to Note 12, Sale of TPack A/S, to the Consolidated Financial Statements included in the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2014 for details.
Acquisition of Veloce

On June 20, 2012, we completed our acquisition of Veloce. Veloce has been developing specific technology for us.

The total estimated consideration to be paid is approximately $178.5 million based on the benchmarks achieved during simulations. Veloce completed all three performance milestones relating to the project as of March 31, 2014. During the three months ended June 30, 2014 and 2013, as part of the above arrangement, we paid approximately $6.4 million and $25.0 million, respectively, in cash and issued approximately 38,000 shares and 1.4 million shares, respectively, valued at approximately $0.3 million and $10.0 million, respectively. As of June 30, 2014, $160.8 million had been paid and we expect that approximately an additional $1.4 million will be paid in cash and stock by September 30, 2014. The $160.8 million paid to date includes approximately $86.6 million in cash and the issuance of 9.7 million shares of common stock valued at approximately $74.2 million. Payment of the Veloce consideration occurs based upon when a performance milestone is completed and upon satisfaction of vesting requirements, if applicable, and can be settled in cash or our common stock, at the election of management.

Liquidity
We currently believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect to satisfy our remaining Veloce-related payment obligations using a combination of cash and the issuance of shares of common stock.
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
Other
Our aggregate fixed commitments payable over the next four years for licensing fees relating to our R&D efforts, including our licensed IP, technology, product design, test and verification tools, are approximately $13.9 million and are included in the table below.
The following table summarizes our contractual operating leases and other purchase commitments as of June 30, 2014 (in thousands):

Fiscal Years Ending March 31,	Operating Leases		Other Purchase Commitments		Total
2015 (remainder of year) *	$1,447	*	$68,094	**	$69,541
2016	930		4,196		5,126
2017	504		—		504
2018	369		—		369
Total minimum payments	$3,250		$72,290		$75,540

*	Includes our headquarters building lease which expires in August 2015, subject to our right to terminate early upon at least 120 days’ notice.
**
Includes liability for uncertain tax positions of $44.4 million including interest and penalties. Due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which these liabilities might be paid.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2014.

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
We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2014, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $36.3 million and a cost basis of $32.6 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2014 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of June 30, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$37,931	$37,434	$36,897	$36,343	$35,747	$35,156	$34,570
The modeling technique used measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, 100 basis points and 150 basis points. While this modeling technique provides a measure of our exposure to market risk, the economic turbulence could cause interest rates to shift by more than 150 basis points.
We also invest in equity instruments of private companies for business and strategic purposes. These investments are valued based on our historical cost less any recognized impairments. The estimated fair values are not necessarily representative of the amounts that we could realize in a current transaction.
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the three months ended June 30, 2014. Gains and losses are recognized in income or expenses in the Condensed Consolidated Statements of Operations in the current period.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.
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
Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 filed with the SEC on May 30, 2014.
*Our liquidity may deteriorate based on our future uses of cash.

Our cash, cash equivalents and short-term investments balance as of June 30, 2014 was approximately $98.6 million compared to $106.6 million as of March 31, 2014. During the quarter ended June 30, 2014, approximately $6.4 million of cash was used for Veloce acquisition consideration payments. Approximately $17.7 million of the $178.5 million in total Veloce acquisition consideration remains to be paid, and our cash balance will likely decrease further depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated. If such were to occur, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital or generate cash. In addition, we may elect to raise additional capital or attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.
During the quarter ended June 30, 2014, our cash used in operating activities was approximately $6.5 million and during the fiscal years ended March 31, 2014 and 2013, our cash used in operating activities was approximately $43.5 million and $33.1 million, respectively. Excluding the acquisition consideration for Veloce, our cash used for operating activities was approximately $0.2 million for the quarter ended June 30, 2014. Excluding the acquisition consideration for Veloce, our cash provided by operating activities was approximately $20.2 million for the fiscal year ended March 31, 2014 and our cash used in operating activities was approximately $16.5 million for the fiscal year ended March 31, 2013.
*If we are unable to timely develop, market or sell new products or new versions of products to replace our current products, our operating results and competitive position will be materially harmed.
Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors will over time render our existing products less competitive or obsolete. Some of our existing products have experienced weakening overall demand, and revenues from these products can be expected to continue to decline further in subsequent quarters. Accordingly, our future operating results and ability to compete will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition will be negatively affected. In particular, our inability to productize and generate demand for our X-GeneTM Server on a ChipTM solution and related products in a timely manner would have a material adverse effect on our operating results and financial condition.
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
Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs and similar activities are likely to continue. For example, we implemented Board-approved reductions in force of between 5% and 10% of our workforce on three occasions from December 2012 to April 2014. Additional reductions in force and senior level employee replacements may occur as we continue to realign our business organization, operations and product lines. Employees whose positions were or will be eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any restructuring effort could also cause disruptions with customers and other business partners, divert the attention of our management away from our operations, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase our expenses, increase the workload placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities or remain competitive.
*We may experience difficulties in transitioning to smaller geometry processes or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.
We may not be able to achieve higher levels of design integration or deliver new integrated circuit products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. Currently, we are shipping samples of our X-Gene 40 nanometer product and our 28 nanometer version of the product began sampling in the first quarter of fiscal 2015. As smaller line-width geometry processes, such as 14 or 16 nanometer, and more sophisticated designs, such as FinFET and FDSOI, are introduced to and become more prevalent in the industry, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to smaller geometries.
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
The gross margins for our solutions have declined in the past and may do so again in the future. Factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in the higher-volume markets, new product introductions by us or our competitors, the overall mix of our products sold during a particular quarter, and other factors. From time to time, for strategic reasons, we may accept orders at less than optimal gross margins in order to facilitate the introduction of new products or the market penetration of existing products. We may also accept orders at less than optimal gross margins to encourage customers to order sooner or in larger quantities than previously anticipated. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. If the gross margins for our products decline or not increase as anticipated and we are unable to offset those reductions, our business, financial condition and results of operations will be materially and adversely affected.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Our portfolio primarily includes fixed income securities, closed end bond funds, mutual funds and preferred stock, the values of which are subject to market price volatility. The deterioration of these market prices may have an unfavorable impact on our portfolio and may cause us to record impairment charges to our earnings. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges of our short-term investments and marketable securities. During the fiscal year ended March 31, 2014 and the quarter ended June 30, 2014, we did not record any other-than-temporary impairment charges. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize impairments in the fair value of our investments.
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

•
the reduction, rescheduling or cancellation of orders by customers, including without limitation as a result of slowing demand for our products or our customers' products, over-ordering or double booking of our products or our customers' products, or agreements with customers to accelerate, delay, increase or decrease previously anticipated orders;

•
changes in the timing and amounts of shipments due to our decision to phase out a particular product, which often results in near-term “last-time-buy” orders for the “end-of-life” product that would otherwise have been placed and shipped in later periods;

•	changes in the mix of product orders;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies, including without limitation our X-Gene and X-Weave products, on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•
market acceptance of our products and our customers' products, including without limitation any failure of our X-Gene or X-Weave product families to be commercially accepted at the levels we anticipate;

•	risks associated with our or our customers' dependence on third-party manufacturing and supply relationships;

•
increases in the costs of mask sets and products, including without limitation with respect to smaller or more sophisticated process technologies such as FinFET, or the discontinuance of products, services or components by our suppliers;

•	the amounts and timing of meeting the specifications and expense recovery on non-recurring engineering projects;

•	following the expiration or earlier termination of our headquarters facilities lease, a potentially significant increase in our rent obligations;

•	the amounts and timing of costs associated with warranties, product returns and customer indemnification claims;

•	the impact of potential claims asserting infringement of third party patent or misappropriation of third party IP rights;

•	the amounts and timing of investments in R&D;

•	the product lifecycle and recoverability of architectural licenses, technology access fees and mask set costs;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	the impact of potential one-time charges related to purchased intangibles;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	the effects of changes in accounting standards; and

•	the availability of ecosystem partners.
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

•
the reduction, rescheduling or cancellation of customer orders, including without limitation agreements with customers to delay the timing or decrease the size of orders, resulting in decreased near-term revenues from the affected products, or to accelerate the timing or increase the size of orders, resulting in reduced revenues from those products in later periods;

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

•
decisions to phase out or “end-of-life” particular products, which may result in higher near-term revenues due to customers’ final, “last-time-buy” orders, but a cessation of revenues from those products in later periods;

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
Our net sales in any given quarter depend upon a combination of shipments from backlog and orders received in that quarter for shipment in that quarter, which we refer to as turns business. We estimate turns business at the beginning of a quarter based on the orders needed to meet the shipment forecasts that we set entering the quarter. Historically, we have relied on our ability to respond quickly to customer orders as part of our competitive strategy, resulting in customers placing orders with relatively short delivery schedules. Shorter lead times generally mean that turns orders as a percentage of our business are relatively high in any particular quarter and reduce our backlog visibility on future product shipments. Turns business correlates to overall semiconductor industry conditions and product lead times. Because turns business is difficult to predict, varying levels of turns business make our net sales more difficult to forecast. If we do not achieve a sufficient level of turns business in a particular quarter relative to our revenue forecasts, our revenue and operating results may suffer.
*Our business faces challenges due to declining sales of our older products and the evolving dynamics of the networking and communications industries.
Each of our Connectivity and Computing businesses faces industry-specific challenges, in addition to the risks applicable to our business as a whole. For our Connectivity products, order patterns historically have been uneven from period to period. The unpredictable nature of demand in this sector makes it more difficult to forecast our revenues, and may cause us to incur additional expenses for inventory that may need to be written off. Our Connectivity business is also subject to technology transitions within the communications industry. For example, now that the communications industry has completed its shift away from the SONET/SDH standard to the higher speed, lower power optical transport network (OTN) standard, substantially all of our new Connectivity product designs utilize the OTN standard. However, as a result of this transition, many of our older, SONET-based Connectivity products are experiencing declining sales, while our newer Connectivity products, such as the X-Weave product family, have not yet generated significant revenue. Moreover, the transition to OTN, resulting in higher sales volumes and increased competition from integrated solutions providers, is in turn leading to price and margin erosion challenges. The introduction of other technological standards may also affect demand for our products. For our Computing business, as well, the migration of the networking industry away from products utilizing the PowerPC architecture and towards products utilizing other architectures such as ARM, has presented challenges. In line with such migration, we are no longer introducing new PowerPC product designs and are reducing our resources equipped to support our older PowerPC product lines. Moreover, as many of our older, PowerPC-based Computing products are experiencing declining sales, we will increasingly depend on revenues from our new ARM-based products, such as the X-Gene product family. If we are unable to develop and deliver new Connectivity and Computing products that meet changing customer needs and generate sufficient revenue to offset the decline in sales of our older product lines, our business, results of operations and financial condition would be materially and adversely affected. Our sales of Connectivity and Computing products are also concentrated among a few large customers. Changes in a large customer’s financial condition, budgeting or technology strategy may materially affect our sales and could result in our holding higher than expected unsold inventory, which could result in higher expenses.
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
Sales to distributors accounted for approximately 62% for the quarter ended June 30, 2014 and 54%, 66% and 58% of our revenues for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Our largest distributor accounted for approximately 32% of our revenues for the quarter ended June 30, 2014 and 27%, 27% and 20% of our revenues for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.
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

A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended		Fiscal Year Ended
	June 30,		March 31
	2014	2013	2014	2013
Avnet (distributor)	32%	38%	27%	27%
Wintec (global logistics provider)**	23%	18%	22%	19%
Paltek (distributor)	16%	*	*	*

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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets. As a result of the past slowdown in our industry and reduction of our market capitalization, we have been required to record significant impairment charges against these assets as noted in our previous financial statements. Additionally, the past deterioration in market values has had an unfavorable impact on our valuations which are part of the goodwill and purchased intangible asset impairment tests. There can be no assurances that market conditions will not deteriorate further or that our market capitalization will not decline further. At June 30, 2014, we had $11.5 million of goodwill and purchased intangible assets. We cannot assure you that we will not be required to take significant charges as a result of impairment to the carrying value of the goodwill and purchased intangible assets, due to further adverse changes in market conditions.
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
There has been and continues to be industry consolidation among communications IC companies, network equipment companies and telecommunications companies, such as the acquisition of Seamicro Inc. by Advanced Micro Devices in February 2012, Netlogic Microsystems, Inc. by Broadcom Corporation in February 2012, Gennum Corporation by Semtech Corporation in March 2012, Standard Microsystems by Microchip Technology in August 2012, Acme Packet by Oracle in April 2013, Passif Semiconductor by Apple in July 2013, Volterra Semiconductor by Maxim Integrated in October 2013, Tellabs by Marlin Equity Partners in November 2013, and LSI Corporation by Avago Technologies in May 2014. In addition, Calxeda, a privately held developer of ARM-based processors, shut down in late 2013. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. In addition, we may become a target for a company looking to improve its competitive position. Consolidation may result in stronger competitors, fewer customers and reduced demand for our products, which in turn could have a material adverse effect on our business, operating results, and financial condition.
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

Our international operations are subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery regulations in foreign jurisdictions where we do business, such as China, India, Vietnam, and Europe. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with obtaining or retaining business overseas or to secure an improper commercial advantage. The FCPA also requires us to keep accurate books and records of business transactions and maintain an adequate system of internal accounting controls. Violations of the FCPA, anti-bribery statutes or other similar laws by us, any of our foreign subsidiaries, or any of our or their employees, executive officers, distributors or other agents or intermediaries could subject us and the individuals involved to significant criminal or civil liability. In recent years, the Department of Justice and SEC have significantly stepped up their investigation and prosecution of alleged FCPA violations. Any such allegations of non-compliance with the FCPA, anti-bribery statutes or other similar laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, financial condition or results of operations
*Our portfolio of short-term investments is exposed to certain market risks.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of June 30, 2014 the unrealized losses on these securities that were not previously written down as an other-than-temporary impairment charge were approximately $0.1 million, of which a substantial amount has been at an unrealized loss for more than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
*Customer requirements and new regulations related to conflict-free minerals may force us to incur additional expenses or cause us to lose business.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals”) in their products, including products that are manufactured by third parties. These new regulations require companies to investigate, disclose and report whether or not such minerals or metals originated from the Democratic Republic of Congo or adjoining countries, and mandate independent audits under certain circumstances, to confirm that trade in such minerals or metals does not fund armed conflict in those countries. We filed our first report on May 30, 2014 for the 2013 calendar year, and will be required to file similar reports on an annual basis thereafter.
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

During the three months ended June 30, 2014, we issued 38,326 shares of common stock to former holders of Veloce common stock, common stock options and stock equivalents pursuant to the Veloce merger agreement, as described above. These shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(10) of the Securities Act.

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
Date: July 31, 2014

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