Form 10-Q
period 2014-09-30
APPLIED MICRO CIRCUITS CORP
filed 2014-10-30
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 27, 2014, 78,730,372 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,946	$71,539
Short-term investments-available-for-sale	35,572	35,044
Accounts receivable, net	17,881	25,178
Inventories	17,592	18,946
Other current assets	13,670	16,799
Total current assets	138,661	167,506
Property and equipment, net	20,783	20,746
Goodwill	11,425	11,425
Purchased intangibles, net	—	105
Other assets	4,278	7,754
Total assets	$175,147	$207,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,576	$26,194
Accrued payroll and related expenses	4,567	5,532
Veloce accrued liability	10,448	11,985
Other accrued liabilities	7,821	10,877
Deferred revenue	401	567
Total current liabilities	34,813	55,155
Veloce accrued liability	3,707	3,145
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at September 30, 2014 and March 31, 2014
Issued and outstanding shares — 78,730 at September 30, 2014 and 77,677 at March 31, 2014	787	777
Additional paid-in capital	6,017,447	6,005,365
Accumulated other comprehensive loss	(6,062)	(6,143)
Accumulated deficit	(5,875,545)	(5,850,763)
Total stockholders’ equity	136,627	149,236
Total liabilities and stockholders’ equity	$175,147	$207,536

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net revenues	$40,945	$55,387	$91,217	$109,535
Cost of revenues	17,716	21,397	37,973	43,739
Gross profit	23,229	33,990	53,244	65,796
Operating expenses:
Research and development	24,711	56,550	57,916	91,056
Selling, general and administrative	7,919	9,146	16,977	18,672
Gain on sale of TPack	—	—	—	(19,699)
Amortization of purchased intangible assets	42	62	104	192
Restructuring	(110)	999	1,101	1,092
Total operating expenses	32,562	66,757	76,098	91,313
Operating loss	(9,333)	(32,767)	(22,854)	(25,517)
Interest income, net	393	488	729	4,154
Other (expense) income, net	(2,505)	88	(2,526)	217
Loss before income taxes	(11,445)	(32,191)	(24,651)	(21,146)
Income tax expense	272	192	131	380
Net loss	$(11,717)	$(32,383)	$(24,782)	$(21,526)
Basic and diluted net loss per share	$(0.15)	$(0.45)	$(0.32)	$(0.30)
Shares used in calculating basic and diluted net loss per share	78,487	72,610	78,202	70,985

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(11,717)	$(32,383)	$(24,782)	$(21,526)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on investments*	(171)	(696)	296	(5,225)
Loss on foreign currency translation	(127)	(151)	(215)	(340)
Other comprehensive loss, net of tax	(298)	(847)	81	(5,565)
Total comprehensive loss	$(12,015)	$(33,230)	$(24,701)	$(27,091)
* The amounts reclassified from accumulated other comprehensive (loss) income and recorded in interest income (expense), net in the Condensed Consolidated Statement of Operations relating to short-term investments were zero for the three and six months ended September 30, 2014 and zero and $3.3 million for the three and six months ended September 30, 2013, respectively. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for additional details.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	September 30,
	2014	2013
Operating activities:
Net loss	$(24,782)	$(21,526)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	4,401	5,283
Amortization of purchased intangible assets	104	358
Stock-based compensation expense	9,446	7,548
Veloce acquisition consideration	7,140	39,739
Gain on sale of TPack	—	(19,699)
Loss on disposals of property and equipment	22	27
Impairment of a strategic investment	2,500	—
Non-cash restructuring charges	—	298
Tax effect on other comprehensive loss	(84)	—
Changes in operating assets and liabilities:
Accounts receivable	7,297	(2,366)
Inventories	1,334	105
Other assets	753	(159)
Accounts payable	(11,904)	(1,943)
Accrued payroll and other accrued liabilities	(2,589)	1,810
Veloce accrued liability	(7,499)	(44,240)
Deferred revenue	(166)	(594)
Net cash used for operating activities	(14,027)	(35,359)
Investing activities:
Proceeds from sales and maturities of short-term investments	1,920	21,303
Purchases of short-term investments	(2,069)	(8,177)
Proceeds from sale of property and equipment	1	20
Purchase of property and equipment	(7,300)	(2,023)
Proceeds from sale of strategic equity investment	—	1,286
Proceeds from sale of TPack, net	3,353	29,498
Net cash (used for) provided by investing activities	(4,095)	41,907
Financing activities:
Proceeds from issuance of common stock	1,863	6,936
Funding of restricted stock units withheld for taxes	(1,246)	(4,079)
Other	(88)	(562)
Net cash provided by financing activities	529	2,295
Net (decrease) increase in cash and cash equivalents	(17,593)	8,843
Cash and cash equivalents at beginning of year	71,539	19,065
Cash and cash equivalents at end of period	$53,946	$27,908
Supplementary cash flow disclosures:
Cash paid for income taxes	$425	$379
Common stock issued for Veloce merger consideration	$615	$29,041

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
In management’s opinion, the unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2014 has been derived from the audited Consolidated Financial Statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles, or GAAP. These financial statements and accompanying notes should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

•	capitalized mask sets including their useful lives, which affect cost of goods sold and property and equipment or Research and Development ("R&D") expenses, if not capitalized;

•	inventory valuation, warranty liabilities and revenue reserves, which affect cost of sales, gross margin, and revenues;

•	allowance for doubtful accounts, which affects operating expenses;

•	unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affect interest income (expense), net;

•	valuation of other long-lived assets and goodwill, which affects depreciation and impairment of long-lived assets, impairment of goodwill and apportionment of goodwill related to divestitures;

•	valuation of cost method investments, which affects impairment of strategic investments;

•	potential costs of litigation, which affect operating expenses;

•	valuation of deferred income taxes, which affects income tax expense (benefit); and

•	stock-based compensation, which affects gross margin and operating expenses.
The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from management’s estimates. To the extent there are material differences between the estimates and actual results, future results of operations will be affected.

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

2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable:

	September 30, 2014	March 31, 2014
	(In thousands)
Accounts receivable	$18,275	$25,629
Less: allowance for bad debts	(394)	(451)
	$17,881	$25,178

Inventories:

	September 30, 2014	March 31, 2014
	(In thousands)
Finished goods	$10,713	$9,375
Work in process	5,457	6,510
Raw materials	1,422	3,061
	$17,592	$18,946

Other current assets:

	September 30, 2014	March 31, 2014
	(In thousands)
Prepaid expenses	$11,305	$10,978
Executive deferred compensation assets	1,058	1,035
Deposits	543	585
Proceeds receivable from sale of strategic investment	—	3,353
Other	764	848
	$13,670	$16,799

Property and equipment:

	Useful Life	September 30, 2014	March 31, 2014
	(In years)	(In thousands)
Machinery and equipment	3-5	$46,032	$44,503
Leasehold improvements	1-5	12,911	11,574
Computers, office furniture and equipment	3-5	44,970	43,365
		103,913	99,442
Less: accumulated depreciation and amortization		(83,130)	(78,696)
		$20,783	$20,746

Goodwill and purchased intangibles:
Goodwill is as follows:

	September 30, 2014	March 31, 2014
	(In thousands)
Goodwill	$11,425	$11,425

Purchase-related intangibles are as follows:

	September 30, 2014				March 31, 2014
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$425,000	$(425,000)	$—	0.0	$425,000	$(425,000)	$—	0.0
Customer relationships	6,330	(6,330)	—	0.0	6,330	(6,225)	105	0.4
Patents/core technology rights/trade name	62,306	(62,306)	—	0.0	62,306	(62,306)	—	0.0
	$493,636	$(493,636)	$—		$493,636	$(493,531)	$105

Other assets:

	September 30, 2014	March 31, 2014
	(In thousands)
Non-current portion of prepaid expenses	$3,258	$4,235
Strategic investments*	500	3,000
Other	520	519
	$4,278	$7,754
*Strategic investments
The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and in which the Company does not have the ability to exercise significant influence are carried at cost reduced by other-than-temporary impairments, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the three and six months ended September 30, 2014, the Company recorded an other-than-temporary impairment charge with respect to one of its strategic investments in the amount of $2.5 million. During the three and six months ended September 30, 2013, the Company did not record any other-than-temporary impairment charges with respect to its strategic investments.

Other accrued liabilities:

	September 30, 2014	March 31, 2014
	(In thousands)
Employee related liabilities	$1,681	$1,733
Executive deferred compensation	1,339	1,314
Income taxes	1,075	962
Professional fees	1,054	1,259
Other	2,672	5,609
	$7,821	$10,877

Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	September 30, 2014				March 31, 2014
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$47,709	$—	$—	$47,709	$65,867	$—	$—	$65,867
Cash equivalents	6,237	—	—	6,237	5,672	—	—	5,672
U.S. Treasury securities and agency bonds	2,842	—	—	2,842	2,838	—	—	2,838
Corporate bonds	10,881	24	(4)	10,901	10,599	30	(2)	10,627
Mortgage-backed and asset-backed securities*	1,654	309	(3)	1,960	1,793	297	(16)	2,074
Closed-end bond funds	14,373	2,437	(128)	16,682	14,373	2,392	(402)	16,363
Preferred stock	2,406	781	—	3,187	2,406	736	—	3,142
	$86,102	$3,551	$(135)	$89,518	$103,548	$3,455	$(420)	$106,583
Reported as:
Cash and cash equivalents				$53,946				$71,539
Short-term investments available-for-sale				35,572				35,044
				$89,518				$106,583

* At September 30, 2014 and March 31, 2014, approximately $1.0 million and $1.1 million of the estimated fair value presented were mortgage-backed securities, respectively.
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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	September 30, 2014				March 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$47,709	$—	$—	$47,709	$65,867	$—	$—	$65,867
Cash equivalents	6,237	—	—	6,237	5,672	—	—	5,672
U.S. Treasury securities and agency bonds	2,842	—	—	2,842	2,838	—	—	2,838
Corporate bonds	—	10,901	—	10,901	—	10,627	—	10,627
Mortgage-backed and asset-backed securities	—	1,960	—	1,960	—	2,074	—	2,074
Closed-end bond funds	16,682	—	—	16,682	16,363	—	—	16,363
Preferred stock	—	3,187	—	3,187	—	3,142	—	3,142
	$73,470	$16,048	$—	$89,518	$90,740	$15,843	$—	$106,583
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three and six months ended September 30, 2014 and 2013.
The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	September 30, 2014
	Cost	Estimated Fair Value
Less than 1 year	$7,663	$7,762
Mature in 1 – 2 years	6,182	6,221
Mature in 3 – 5 years	704	714
Mature after 5 years	828	1,006
	$15,377	$15,703
The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of September 30, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$3,132	$(4)	$—	$—	$3,132	$(4)
Mortgage-backed and asset-backed securities	173	—	116	(2)	289	(2)
Closed-end bond funds	42	(1)	5,450	(128)	5,492	(129)
	$3,347	$(5)	$5,566	$(130)	$8,913	$(135)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$992	$(2)	$—	$—	$992	$(2)
Mortgage-backed and asset-backed securities	431	(16)	—	—	431	(16)
Closed-end bond funds	4,819	(333)	405	(69)	5,224	(402)
	$6,242	$(351)	$405	$(69)	$6,647	$(420)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges for the three and six months ended September 30, 2014 and 2013. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of September 30, 2014 and March 31, 2014, the Company also had $3.6 million and $3.5 million in gross unrealized gains, respectively. The basis for computing realized gains or losses is by specific identification.

Warranty reserves:
The Company's products typically carry a one-year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials, and service delivery costs incurred in correcting any product failure. Should actual product failure rates, use of materials or service delivery costs differ from the Company’s estimates, additional warranty reserves could be required, which could reduce its gross margin.
The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Beginning balance	$177	$203	$199	$220
Addition to (consumption of) reserve	6	(11)	(1)	(26)
Settlements and expirations	(8)	(5)	(23)	(7)
Ending balance	$175	$187	$175	$187

Interest income, net (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Interest income	$388	$402	$729	$870
Net realized gain on short-term investments	5	86	—	3,284
	$393	$488	$729	$4,154

Net loss per share:
Shares used in basic net loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net loss per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and vesting of restricted stock units ("RSUs"). The reconciliation of shares used to calculate basic and diluted net loss per share consists of the following (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net loss	$(11,717)	$(32,383)	$(24,782)	$(21,526)
Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	78,487	72,610	78,202	70,985
Net effect of dilutive common share equivalents	—	—	—	—
Weighted average common shares outstanding, diluted	78,487	72,610	78,202	70,985
Basic and diluted net loss per share	$(0.15)	$(0.45)	$(0.32)	$(0.30)

The effect of dilutive securities (comprised of options and restricted stock units) totaling 1.0 million and 1.2 million shares for the three and six months ended September 30, 2014, respectively, and 1.7 million and 1.3 million shares for the three and six months ended September 30, 2013, respectively, has been excluded from the diluted net loss per share computation since the Company incurred net losses in the periods presented and their effect would be antidilutive.

3. RESTRUCTURING CHARGES
The Company recognizes restructuring costs related to asset impairment and exit or disposal activities. Costs relating to facilities closure or lease commitments are recognized when the facility has been exited. Termination costs are recognized when the costs are deemed both probable and estimable.

In April 2014, the Company implemented a plan to reorganize its operations, reduce its workforce and consolidate its facilities. The Company anticipates that this plan will reduce ongoing headcount expenses by approximately $4.6 million annually and other additional operational expenses by $0.6 million annually. In connection with this plan, the Company estimated that it would incur aggregate costs of approximately $1.3 million. During the six months ended September 30, 2014, the Company incurred charges of $1.1 million and expects to incur the remaining charges of $0.2 million in the third quarter of fiscal 2015.

The related activity during the six months ended September 30, 2014 is as follows (in thousands):

	Workforce Reduction	Operating Lease Commitments	Total
Liability, March 31, 2014	$—	$—	$—
Restructuring charges	1,101	—	1,101
Cash payments	(1,101)	—	(1,101)
Liability, September 30, 2014	$—	$—	$—

4. VELOCE
On June 20, 2012, the Company completed its acquisition of Veloce. Veloce has been developing specific technology for the Company.
The total estimated consideration to be paid is approximately $178.5 million based on the benchmarks achieved during simulations. Veloce completed all three performance milestones relating to the project as of March 31, 2014. The consideration relating to the three performance milestones, excluding the value allocated to Veloce stock equivalents that have not yet been allocated to individuals ("Unallocated Veloce Units"), in the amount of $176.4 million, has been recognized as research and development expense through September 30, 2014 compared to $166.3 million as of September 30, 2013. During the three and six months ended September 30, 2014, as part of the above arrangement, the Company paid approximately $1.1 million and $7.5 million, respectively, in cash and issued approximately 38,000 shares and 0.1 million shares, respectively, valued at approximately $0.3 million and $0.6 million, respectively. During the three and six months ended September 30, 2013, as part of the above arrangement, the Company paid approximately $19.2 million and $44.2 million, respectively, in cash and issued approximately 2.3 million shares and 3.7 million shares, respectively, valued at approximately $19.0 million and $29.0 million, respectively. The Company is contractually required to distribute all Unallocated Veloce Units within a certain time period. No Unallocated Veloce Units were distributed in the three months ended September 30, 2014. During the six months ended September 30, 2014, the Company distributed 0.5 million Unallocated Veloce Units which had a related expense of $7.1 million. Former Veloce equity holders subject to vesting requirements will receive their distribution upon satisfaction of such vesting requirements.
For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense. These costs are recognized in the Condensed Consolidated Statement of Operations under R&D expense in the periods when certain development and performance milestones became probable of achievement and were deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs. As of September 30, 2014, 0.1 million

Unallocated Veloce Units had not been allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units is approximately $2.1 million.
Total R&D expenses recognized related to Veloce were approximately zero and $7.1 million during the three and six months ended September 30, 2014, respectively, and approximately $30.4 million and $39.7 million during the three and six months ended September 30, 2013, respectively. Veloce consideration that has been accrued as of September 30, 2014 is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period. For additional information regarding Veloce, see Note 4, Veloce, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

5. STOCKHOLDERS’ EQUITY

 Stock Options
The Company has granted stock options to employees and non-employee directors under several plans. These option plans include two stockholder-approved plans (1992 Stock Option Plan and 2011 Equity Incentive Plan) and one plan not approved by stockholders (2000 Equity Incentive Plan). Certain other outstanding options were assumed through the Company’s various acquisitions.
A summary of the Company's stock option activity and related information during the six months ended September 30, 2014 is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at the beginning of the year	2,409	$10.06
Granted	—	—
Exercised	(48)	6.43		$0.2	(1)
Cancelled	(306)	12.53
Outstanding at the end of the period	2,055	$9.77	2.2	$0.2	(2)
Vested and expected to vest at the end of the period	2,055	$9.77	2.2	$0.2	(2)
Vested and exercisable at the end of the period	2,054	$9.77	2.2	$0.2	(2)

(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of the end of the second quarter 2014 and the exercise price of the shares. The closing price of the Company’s common stock was $7.00 per share on September 30, 2014.
Restricted Stock Units ("RSUs")
The Company has granted RSUs to employees and non-employee directors pursuant to its 1992 Plan and 2011 Equity Incentive Plan. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, RSUs vest ratably on a quarterly basis over four years from the date of grant. For new employees hired, RSUs will generally vest on a quarterly basis over four years provided that no shares will vest during the first year of employment, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.

In November 2013, Dr. Gopi was awarded 500,000 RSUs of which 200,000 RSUs were vested on the grant date and the remaining 300,000 RSUs will vest upon the attainment of certain specified X-GeneTM and X-WeaveTM product commercialization goals. The grant-date fair value of these performance-based RSUs was $3.3 million.

In May and November 2013 and May 2014, the Compensation Committee (the "Committee") authorized market-performance based RSUs ("MSUs"). The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the SPDR S&P Semiconductor Index ("Index”) over a two-year performance period for half of the MSU award and a three-year performance period for the remaining half of the MSU award. The MSUs will vest between ranges of 0% and 150% based on the Company's relative TSR compared to the Index. Total grant-date fair value of these MSUs was $3.9 million.

In May 2014, the Committee authorized an annual incentive compensation plan with respect to fiscal 2015 (the “FY2015 Short-Term Incentive Plan”). The FY2015 Short-Term Incentive Plan will pay out based on our actual performance as measured against two equally weighted financial measures: revenue and non-GAAP earnings per share. Non-GAAP net income (loss) is derived by excluding from net income the following items required by GAAP: stock-based compensation charges, amortization of purchased intangible assets, Veloce acquisition consideration, restructuring charges, impairment of marketable securities, income taxes effect due to reconciling items, and other one-time and/or non-cash items. Non-GAAP earnings per share is derived by dividing non-GAAP net income (loss) by our common shares outstanding on the applicable date. The award payouts for each corporate financial measure range from 50% to 150% of the pre-established target level based on the Company's actual performance for fiscal 2015. Awards under the FY 2015 Short-Term Incentive Plan will be payable (if at all) in fully vested shares of common stock on or about May 15, 2015.

Restricted stock units activity during the six months ended September 30, 2014 is set forth below (in thousands):

Number of Shares
Outstanding at the beginning of the year	6,105
Awarded	2,733
Vested	(857)
Cancelled	(3,343)
Outstanding at the end of the period	4,638
The weighted average remaining contractual term for the RSUs outstanding as of September 30, 2014 was 1.4 years.
As of September 30, 2014, the aggregate pre-tax intrinsic value of RSUs outstanding was $32.5 million which includes performance-based awards which are subject to milestone attainment. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $7.00 on September 30, 2014.
The aggregate pre-tax intrinsic value of RSUs released during the six months ended September 30, 2014 was $7.3 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
Employee Stock Purchase Plan
Under the Company's 2012 Employee Stock Purchase Plan, or ESPP, the Company reserved 1.8 million shares for issuance. In August 2014, the Company’s stockholders approved the proposal to reserve an additional 2.0 million shares under the ESPP. Under the terms of the ESPP, eligible employees are entitled to purchase common stock, on a semi-annual basis, at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the six months ended September 30, 2014 and 2013, 0.2 million and 0.3 million shares were issued under the ESPP, respectively. At September 30, 2014, 2.3 million shares were available for future issuance under the ESPP.

6. STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The Company uses the Black-Scholes model to value stock-based compensation for options and employee stock purchase rights under the ESPP, and the fair market value of the Company's common stock for RSUs. The MSUs were valued using the Monte Carlo pricing model, which uses the Company's stock price, the Index value, expected volatilities of the Company's stock price and the Index, correlation coefficients and risk free interest rates to determine the fair value. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including the Company’s stock price on the date of grant, volatility over the term of the awards, actual and projected employee stock option exercise behaviors and risk free interest rate.
The fair values of the options and employee stock purchase rights granted are estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Employee Stock Purchase Rights
	Three Months Ended September 30,
	2014	2013
Expected life (years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
Volatility	57%	57%
Dividend yield	—	—
Weighted average fair value	$2.57	$3.67
The Company did not grant options during the three months ended September 30, 2014 and 2013.

	Options		Employee Stock Purchase Rights
	Six months ended September 30,		Six months ended September 30,
	2014	2013	2014	2013
Expected life (years)	*	4.4	0.5	0.5
Risk-free interest rate	*	0.6%	0.1%	0.1%
Volatility	*	49%	57%	57%
Dividend yield	*	—%	—%	—%
Weighted average fair value	*	$2.95	$2.57	$3.67
* The Company did not grant options during the six months ended September 30, 2014.
The weighted average grant-date fair value per share of the RSUs awarded was $8.51 and $8.75 during the three and six months ended September 30, 2014, respectively, compared to $11.97 and $8.00 during the three and six months ended September 30, 2013. The weighted average fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
During the fourth quarter of fiscal 2014, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.7% to 5.8% as a result of a decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The following table summarizes stock-based compensation expense related to stock options and RSUs (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation expense by type of grant:
Stock options	$292	$737	$706	$1,339
Restricted stock units	3,936	3,099	8,720	6,223
	4,228	3,836	9,426	7,562
Stock-based compensation expensed from (capitalized to) inventory	2	(2)	20	(14)
Total stock-based compensation expense	$4,230	$3,834	$9,446	$7,548
The following table summarizes stock-based compensation expense as it relates to the Company’s Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Stock-based compensation expense by cost centers:
Cost of revenues	$100	$127	$129	$235
Research and development	2,776	1,524	6,047	3,322
Selling, general and administrative	1,352	2,185	3,250	4,005
	$4,228	$3,836	$9,426	$7,562
Stock-based compensation expensed from (capitalized to) inventory	2	(2)	20	(14)
Total stock-based compensation expense	$4,230	$3,834	$9,446	$7,548
As of September 30, 2014, the amount of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options and unvested RSUs was $32.6 million which will be recognized over a weighted average period of 2.4 years.

7. COMMITMENTS AND CONTINGENCIES
Commitments
The following table summarizes the Company's contractual operating leases and other purchase commitments as of September 30, 2014 (in thousands):

Fiscal Years Ending March 31,	Operating Leases	(1)	Purchase Commitments	(2)	Total
2015 (remainder of year)	$1,051		$27,863		$28,914
2016	1,385		9,142		10,527
2017	959		407		1,366
2018	495		—		495
Total minimum payments	$3,890		$37,412		$41,302

(1) Includes the Company's headquarters building lease which expires in August 2015, subject to our right to terminate early upon at least 120 days’ notice.
(2) Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations. Also includes the licensing fees relating to the Company's R&D efforts, including licensed intellectual property, or IP, technology, product design, test and verification tools, of $17.1 million.

Legal Proceedings
The Company is currently a party to certain legal proceedings, including those noted in this section. While the Company presently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company's financial position, results of operations or cash flows, legal proceedings are subject to inherent uncertainties, unfavorable rulings or other events that could occur. In addition, legal proceedings are expensive to prosecute and defend against and can divert management attention and Company resources away from the Company's business objectives. Unfavorable resolutions could include monetary damages against the Company or injunctions or other restrictions on the conduct of the Company’s business, or preclude the Company from recovering the damages it seeks in legal proceedings it has commenced. It is also possible that the Company could conclude it is in the best interests of its stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments or the surrender of rights to collect payments from third parties. However, the Company has not reached this conclusion with respect to any material matter at this time.
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

•
Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2014 and 2013. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report. All statements included or incorporated by reference in this quarterly report, for the three and six months ended September 30, 2014, other than statements or characterizations of historical fact, are forward-looking statements. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.
These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership; anticipated market penetration by ARM®-based cloud servers and other market and technological trends; our plans and predictions regarding the development, production, performance, sales volumes and general market acceptance of our X-Gene™ Server on a Chip® product family and development platform, our X-Weave™ product family, and other new products, including our recently announced HeliX™ family of embedded products; the timing and scope of customer testing and adoption of such products and their total addressable market and total cost of ownership; product development cycles and schedules; design-win pipeline; our strategy, including our focus on the development of our X-Gene and X-Weave product families and our current connectivity investments in high-growth 10, 40 and 100Gbps (gigabit per second) solutions; the timing and extent of customers’ transition away from older connectivity solutions and toward higher performance solutions; our assumptions and forecasts regarding competitors’ product offerings, pricing and strategies, and our products’ ability to compete; the anticipated amount, form and timing of consideration to be paid in connection with our acquisition of Veloce, and related impact on our share dilution, research and development expense and operating results; our sales and marketing strategy; our expectations regarding adequacy of leased facilities; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property; our expectations as to expenses, expense reductions, liquidity and capital resources, including without limitation our expected sources and uses of cash; our gross margin and efforts to offset reductions in gross margin; our estimates regarding eventual actual costs compared to amounts accrued in our financial statements; factors affecting demand for our products; our ability to attract and retain qualified personnel; our restructuring activities and related expense; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.
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

OVERVIEW
The Company
Applied Micro Circuits Corporation (the “Company”, “we” or “our”) is a global leader in silicon solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long haul communications equipment. Our products include the X-Gene™ ARM® 64-bit Server on a Chip® solution, or X-Gene. The X-Gene products target existing and emerging hyperscale cloud, high performance computing and enterprise applications. X-Gene began sampling in silicon to current and prospective customers as well as ecosystem partners in March 2013, and we began shipping production units during the summer of 2014. We expect X-Gene to begin ramping to more meaningful unit volumes during the second half of our fiscal year 2015.

We believe that X-Gene is the first ARM 64-bit server solution to have sampled and to have production units being manufactured. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud data center silicon market by addressing the need for high performance, lower power and lower total cost of ownership (“TCO”).

As part of our current base business, we offer a line of embedded computing products based on Power Architecture, sometimes referred to as PowerPC products. Our recently announced HeliX™ family of processing products is based on the ARM Instruction Set Architecture (“ISA”) and represents the future of our new embedded product offerings, as sales of our legacy PowerPC products continue to be in secular decline. Our embedded processor products are currently deployed in applications such as control- and data-plane functionality, wireless access points, residential gateways, wireless base stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers.

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

Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world. As of September 30, 2014, our business had two reporting units, Computing and Connectivity.
Since the start of fiscal 2014, we have invested a total of $204.5 million in the Research and Development ("R&D") of new products, including high-speed, high-bandwidth and low-power products that often combine the functions of multiple existing products into single highly-integrated solutions. A considerable portion of this investment is directed to our ARM 64-bit based server product development. Our products and our customers’ products are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, some major products in development during the last few years have not yet started to generate significant revenues. In addition, demand for our products can be impacted by economic downturns, cyclicality in the telecommunications market, competitive and technological developments, and other factors described elsewhere in this report.
Acquisition of Veloce
On June 20, 2012, we completed the acquisition of Veloce. Veloce has been developing specific technology for us.

The total estimated consideration to be paid is approximately $178.5 million based on the benchmarks achieved during simulations. The consideration that we are obligated to pay upon completion of the respective performance milestones can be settled in cash or our common stock (or a combination of cash and stock), at our election. During the three and six months ended September 30, 2014, as part of the above arrangement, we paid approximately $1.1 million and $7.5 million, respectively, in cash and issued approximately 38,000 shares and 0.1 million shares, respectively, valued at approximately $0.3 million and $0.6 million, respectively. During the three and six months ended September 30, 2013, as part of the above arrangement, we paid approximately $19.2 million and $44.2 million, respectively, in cash and issued approximately 2.3 million shares and 3.7 million shares, respectively, valued at approximately $19.0 million and $29.0 million, respectively.
For accounting purposes, the costs to be incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense. Recognition of these costs as expense occurred when certain development and performance milestones became probable of achievement and were deemed earned. However, the value allocated to Veloce stock equivalents that had not yet been allocated to individuals (“Unallocated Veloce Units”) will not be recognized as R&D expense until distribution of the underlying units occurs. As of September 30, 2014, 0.1 million Unallocated Veloce Units remain to be allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units is approximately $2.1 million.

Veloce completed all three performance milestones relating to the project as of March 31, 2014. Cumulative R&D expenses recognized in connection with the achievement of the three performance milestones through September 30, 2014 were $176.4 million. Total R&D expenses recognized related to Veloce were approximately zero and $7.1 million during the three and six months ended September 30, 2014, respectively, and approximately $30.4 million and $39.7 million during the three and six months ended September 30, 2013, respectively. Veloce consideration that has been accrued as of September 30, 2014, is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.
As of September 30, 2014, we had paid $162.2 million of the total Veloce acquisition consideration, and we expect that approximately an additional $3.1 million will be paid in cash and/or stock by December 31, 2014. The $162.2 million paid to date includes approximately $87.7 million in cash and the issuance of 9.7 million shares of common stock valued at approximately $74.5 million.

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

There have been no significant changes in our critical accounting policies during the three and six months ended September 30, 2014, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2014.

RESULTS OF OPERATIONS
Summary Financials
The following tables present a summary of our results of operations for the three and six months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$40,945	5.0%	$55,387	100.0%	$(14,442)	(26.1)%
Cost of revenues	17,716	43.3	21,397	38.6	(3,681)	(17.2)
Gross profit	23,229	(38.3)	33,990	61.4	(10,761)	(31.7)
Total operating expenses	32,562	79.5	66,757	120.6	(34,195)	(51.2)
Operating loss	(9,333)	(117.8)	(32,767)	(59.2)	(23,434)	(71.5)
Interest and other (expense) income, net	(2,112)	(5.2)	576	1.0	(2,688)	(466.7)
Loss before income taxes	(11,445)	(123.0)	(32,191)	(58.2)	(20,746)	(64.4)
Income tax expense	272	0.7	192	0.3	80	41.7
Net loss	$(11,717)	(123.7)%	$(32,383)	(58.5)%	$(20,666)	(63.8)%

	Six months ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$91,217	100.0%	$109,535	100.0%	$(18,318)	(16.7)%
Cost of revenues	37,973	41.6	43,739	39.9	(5,766)	(13.2)
Gross profit	53,244	58.4	65,796	60.1	(12,552)	(19.1)
Total operating expenses	76,098	83.4	91,313	83.4	(15,215)	(16.7)
Operating loss	(22,854)	(25.0)	(25,517)	(23.3)	(2,663)	(10.4)
Interest and other (expense) income, net	(1,797)	(2.0)	4,371	4.0	(6,168)	(141.1)
(Loss) income before income taxes	(24,651)	(27.0)	(21,146)	(19.3)	3,505	16.6
Income tax expense	131	0.1	380	0.4	(249)	(65.5)
Net loss	$(24,782)	(27.1)%	$(21,526)	(19.7)%	$3,256	15.1%

Net Revenues. We generate revenues primarily through sales of our integrated circuit, or IC, products and printed circuit board assemblies to original equipment manufacturers, or OEMs, such as Cisco, Hewlett-Packard, Huawei, Alcatel-Lucent, Ciena, Fujitsu, Juniper, NEC, Coriant, and ZTE, who in turn supply their equipment principally to data centers and communications service providers.
We classify our revenues into two categories based on the markets that the underlying products serve. The categories are Connectivity and Computing. We use the information about these categories to analyze our performance and success in these markets, including our strategy to focus on the transition to the high-growth data center market. As an ongoing part of our business, from time to time we seek to monetize our intellectual property, or IP, investments through IP licensing or sales arrangements with customers, suppliers and other business partners.
For the three and six months ended September 30, 2014, our OTN and 10Gbps or faster Ethernet products represented 88% and 89%, respectively, of our Connectivity revenues, and our SONET/SDH and legacy switch products represented 12% and 11%, respectively, of our Connectivity revenues. For the three and six months ended September 30, 2013, our OTN and 10Gbps or faster Ethernet products represented 80% and 83%, respectively, of our Connectivity revenues, and our SONET/SDH and legacy switch products represented 20% and 17%, respectively, of our Connectivity revenues. We expect our SONET/SDH and legacy switch products to continue to decline, as Connectivity customers continue to transition to higher speed, lower power products.
On a sell-through basis, excluding non-cancelable non-returnable inventory, we had approximately 59 days of inventory in the distributor channel at September 30, 2014 as compared to 57 days at September 30, 2013. The increase in inventory days was primarily due to the timing of sell-through of distributor inventory.

The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders that it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of orders or if the orders will result in future revenues and the effect of changing lead times on bookings. In addition, orders within any given period can fluctuate for a variety of reasons such as product phase-out decisions, which can cause customers to place final, non-recurring “last time buy” orders for the “end of life” product, or other agreements with customers to accelerate, delay, increase or decrease orders in a given period. Our quarterly book-to-bill ratio at September 30, 2014, March 31, 2014 and September 30, 2013 was 1.1, 1.0 and 0.9, respectively.
Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Avnet (distributor)	18%	21%	26%	29%
Wintec (global logistics provider)**	14%	22%	19%	20%
Paltek	*	*	12%	*
Arrow (distributor)	13%	10%	*	*

*     Less than 10% of total net revenues for period indicated.
**     Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
We expect that our largest customers will continue to account for a substantial portion of our net revenue for the foreseeable future.
Based on ship to location, net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$19,493	47.6%	$24,336	44.0%	$38,499	42.1%	$53,497	48.9%
Taiwan	2,269	5.4	3,012	5.4	3,963	4.3	6,086	5.6
Hong Kong	2,932	7.2	5,466	9.9	13,485	14.8	9,679	8.8
China	106	0.3	1,696	3.1	245	0.3	2,441	2.2
Europe	8,797	21.5	11,363	20.5	13,954	15.3	18,956	17.3
Japan	4,358	10.6	5,336	9.6	15,024	16.5	9,084	8.3
Malaysia	1,814	4.5	1,649	3.0	3,090	3.4	2,893	2.6
Singapore	1,087	2.7	2,397	4.3	2,799	3.1	5,438	5.0
Other Asia	89	0.2	127	0.2	158	0.2	1,104	1.0
Other	—	—	5	—	—	—	357	0.3
	$40,945	100.0%	$55,387	100.0%	$91,217	100.0%	$109,535	100.0%

Cost of Revenues. Cost of revenues consists primarily of the cost of semiconductor wafers and other materials, and the cost of assembly and test. Cost of revenue also includes personnel related costs (including stock-based compensation) and overhead related to our operations.
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

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related costs (including stock-based compensation), professional and legal fees, corporate branding and facilities expenses.

Comparison of the Three and Six Months Ended September 30, 2014 to the Three and Six Months Ended September 30, 2013
Net Revenues. Net revenues for the three and six months ended September 30, 2014 were $40.9 million and $91.2 million, representing a decrease of 26.1% and 16.7% from our net revenues of $55.4 million and $109.5 million for the three and six months ended September 30, 2013. The following table presents revenues for Computing and Connectivity (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Computing	$16,013	39.1%	$24,750	44.7%	$(8,737)	(35.3)%
Connectivity	24,932	60.9	30,637	55.3	(5,705)	(18.6)
Total	$40,945	100.0%	$55,387	100.0%	$(14,442)	(26.1)%

	Six months ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Computing	$34,849	38.2%	$51,242	46.8%	$(16,393)	(32.0)%
Connectivity	56,368	61.8	58,293	53.2	(1,925)	(3.3)
Total	$91,217	100.0%	$109,535	100.0%	$(18,318)	(16.7)%

During the three and six months ended September 30, 2014, our Computing revenues decreased by 35.3% and 32.0%, respectively, and our Connectivity revenues decreased by 18.6% and 3.3%, respectively, compared to the same periods last year. Our Computing revenues reflected the continuing decline in sales of PowerPC-based products, as the networking industry migrates away from the PowerPC architecture and we continue to focus our resources on products based on the ARM architecture, which has not yet generated significant revenue. In addition, the decrease in Computing revenues during the six months ended September 30, 2014, compared to the same period in the prior year, was due in part to a significant end-of-life order placed during the six months ended September 30, 2013, as disclosed previously. The decrease in Connectivity revenues during the three and six months ended September 30, 2014, compared to the same periods in the prior year, was a result of softness in telecommunications service provider demand for systems incorporating our products, resulting in a decline in business for our products targeting that market.
Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2014 and 2013 (dollars in thousands):

	Three months ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$40,945	100.0%	$55,387	100.0%	$(14,442)	(26.1)%
Cost of revenues	17,716	43.3	21,397	38.6	(3,681)	(17.2)
Gross profit	$23,229	56.7%	$33,990	61.4%	$(10,761)	(31.7)%

	Six months ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$91,217	100.0%	$109,535	100.0%	$(18,318)	(16.7)%
Cost of revenues	37,973	41.6	43,739	39.9	(5,766)	(13.2)
Gross profit	$53,244	58.4%	$65,796	60.1%	$(12,552)	(19.1)%

The gross profit percentage for the three and six months ended September 30, 2014 decreased to 56.7% and 58.4%, compared to 61.4% and 60.1% for the three and six months ended September 30, 2013, respectively. The decrease in our gross profit percentage was primarily due to unfavorable product mix.
The gross margins for our solutions have declined from time to time in the past. Factors that have caused downward pressure on gross margins for our products include competitive pricing pressures, unfavorable product mix, the cost sensitivity of our customers particularly in the higher-volume markets, new product introductions by us or our competitors and capacity constraints in our supply chain. From time to time, for strategic reasons, we may accept initial orders at less than optimal gross margins in order to facilitate the introduction and/or market penetration of our new or existing products. We may also accept orders for older products at less than optimal gross margins to encourage customers to order sooner or in larger quantities than previously anticipated. To maintain acceptable operating results, we seek to offset any reduction in gross margins of our products by reducing operating costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. In addition, our margins may fluctuate from period to period based on the timing and amount of any IP licensing or sales arrangements that we may undertake. Although historically these arrangements have provided us with high-margin revenues, we cannot predict the frequency or extent to which we will engage in them in the future, or the resulting terms.

Research and Development and Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the three and six months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$24,711	60.4%	$56,550	102.1%	$(31,839)	(56.3)%
Selling, general and administrative	$7,919	19.3%	$9,146	16.5%	$(1,227)	(13.4)%

	Six months ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$57,916	63.5%	$91,056	83.1%	$(33,140)	(36.4)%
Selling, general and administrative	$16,977	18.6%	$18,672	17.0%	$(1,695)	(9.1)%

Research and Development. The decrease in R&D expenses of 56.3% or $31.8 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was mainly due to a $30.5 million decrease in Veloce consideration related expenses and a $1.5 million decrease in personnel costs. The decrease in R&D expenses of 36.4% or $33.1 million during the six months ended September 30, 2014 compared to the six months ended September 30, 2013 was mainly due to a $32.6 million decrease in Veloce consideration related expenses and a $3.2 million decrease in personnel costs, partially offset by a $2.7 million increase in stock-based compensation expense.
Research and development expense recognized in connection with the Veloce consideration was zero and $7.1 million and $30.4 million and $39.7 million during the three and six months ended September 30, 2014 and 2013, respectively. Refer to Note 4, Veloce, to the Condensed Consolidated Financial Statements for further details.

Selling, General and Administrative. The decrease in SG&A expenses of 13.4% or $1.2 million during the three months ended September 30, 2014 compared to the three months ended September 30, 2013 was mainly due to a $0.8 million decrease in stock compensation expense and a $0.5 million decrease in personnel costs. The decrease in SG&A expenses of 9.1% or $1.7 million for the six months ended September 30, 2014 compared to the six months ended September 30, 2013 was mainly due to a $1.2 million decrease in personnel costs and a $0.8 million decrease in stock-based compensation expense.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three and six months ended September 30, 2014 and 2013, which was included in the tables above (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$102	0.2%	$125	0.2%	$(23)	(18.4)%
Research and development	2,776	6.8	1,524	2.8	1,252	82.2
Selling, general and administrative	1,352	3.3	2,185	3.9	(833)	(38.1)
	$4,230	10.3%	$3,834	6.9%	$396	10.3%

	Six months ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$149	0.2%	$221	0.2%	$(72)	(32.6)%
Research and development	6,047	6.6	3,322	3.0	2,725	82.0
Selling, general and administrative	3,250	3.6	4,005	3.7	(755)	(18.9)
	$9,446	10.4%	$7,548	6.9%	$1,898	25.1%

The increase in stock-based compensation of 10.3% and 25.1% during the three and six months ended September 30, 2014, respectively, compared to the three and six months ended September 30, 2013, was primarily due to the effect of the expense that was recorded relating to new annual RSU grants and the higher expense associated with RSU grants with two-year vesting, as opposed to our typical four-year vesting periods, during the three and six months ended September 30, 2014. Stock-based compensation expense will continue to have a potentially significant adverse impact on our reported results of operations, although it will have no impact on our overall cash flows.
Interest and Other Income (expense), net. The following table presents interest income and other (expense) income, net for the three and six months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Interest income, net	$393	1.0%	$488	0.9%	$(95)	(19.5)%
Other (expense) income, net	$(2,505)	(6.1)%	$88	0.2%	$(2,593)	(2,946.6)%

	Six months ended September 30,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Interest income, net	$729	0.8%	$4,154	3.8%	$(3,425)	(82.5)%
Other (expense) income, net	$(2,526)	(2.8)%	$217	0.2%	$(2,743)	(1,264.1)%

Interest Income, net. The decrease in interest income, net for the three and six months ended September 30, 2014 compared to the three and six months ended September 30, 2013 was primarily due to lower short-term investments available for sale balances during the three and six months ended September 30, 2014.

Other (Expense) income, net. The decrease in other income, net for the three and six months ended September 30, 2014 compared to the three and six months ended September 30, 2013 was primarily due to the impairment charge with respect to a strategic investment during the three and six months ended September 30, 2014. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for details.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2014, our principal source of liquidity consisted of $89.5 million in cash, cash equivalents and short-term investments. Working capital, defined as net current assets minus net current liabilities, was $103.8 million as of September 30, 2014. Total cash, cash equivalents and short-term investments decreased by $17.1 million during the six months ended September 30, 2014 mainly due to cash used for operations of $14.0 million, purchase of property and equipment of $7.3 million and funding of taxes withheld upon vesting of restricted stock units of $1.2 million, partially offset by proceeds from the sale of TPack of $3.4 million, proceeds from issuance of common stock of $1.9 million and increase in net unrealized gains of available-for-sale investments of $0.4 million. At September 30, 2014, we had contractual obligations not included on our balance sheet totaling $41.3 million, primarily related to facility leases, IP licenses, engineering design software tool licenses and inventory purchase commitments.

Sale of TPack
During the quarter ended June 30, 2013, we completed the sale of TPack and certain intellectual property assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, net of working capital adjustments. Refer to Note 12, Sale of TPack A/S, to the Consolidated Financial Statements included in our annual report on Form 10-K for the fiscal year ended March 31, 2014 for details.
Acquisition of Veloce

On June 20, 2012, we completed our acquisition of Veloce. Veloce has been developing specific technology for us.

The total estimated consideration to be paid is approximately $178.5 million based on the benchmarks achieved during simulations. Veloce completed all three performance milestones relating to the project as of March 31, 2014. During the three and six months ended September 30, 2014, as part of the above arrangement, we paid approximately $1.1 million and $7.5 million, respectively, in cash and issued approximately 38,000 shares and 0.1 million shares, respectively, valued at approximately $0.3 million and $0.6 million, respectively. As of September 30, 2014, $162.2 million had been paid and we expect that approximately an additional $3.1 million will be paid in cash and stock by December 31, 2014. The $162.2 million paid to date includes approximately $87.7 million in cash and the issuance of 9.7 million shares of common stock valued at approximately $74.5 million. Payment of the Veloce consideration occurs based upon when a performance milestone is completed and upon satisfaction of vesting requirements, if applicable, and can be settled in cash or our common stock, at the election of management, up to a maximum of approximately 3.2 million shares as of September 30, 2014.

Operating Activities
For the six months ended September 30, 2014, we used $14.0 million of cash in our operations compared to $35.4 million used for the six months ended September 30, 2013. Our net loss of $24.8 million for the six months ended September 30, 2014 included $23.5 million of non-cash charges primarily consisting of $4.4 million of depreciation, $9.4 million of stock-based compensation and $7.1 million of additional Veloce compensation cost and a $2.5 million impairment charge with respect to a strategic investment. Our net loss of $21.5 million for the six months ended September 30, 2013 included $33.6 million of non-cash charges consisting of $5.3 million of depreciation, $0.4 million of amortization of purchased intangible assets, $0.3 million of non-cash restructuring costs, $7.5 million of stock-based compensation and $39.7 million of additional Veloce compensation cost, partially offset by $19.7 million of net gain on sale of T-Pack. The remaining change in operating cash flows for the six months ended September 30, 2014 primarily reflected the decreases in accounts receivable of $7.3 million, accounts payable of $11.9 million, accrued payroll and other liabilities of $2.6 million and Veloce accrued liability of $7.5 million. Our overall quarterly days sales outstanding was 39 days and 44 days for the three months ended September 30, 2014 and March 31, 2014, respectively. The primary reason for the decrease in our days sales outstanding was the decrease in the revenues generated during the last month of the quarter ended September 30, 2014 as compared to the same period for the quarter ended March 31, 2014.

Investing Activities
Our investing activities used $4.1 million in cash during the six months ended September 30, 2014, compared to $41.9 million provided during the six months ended September 30, 2013. During the six months ended September 30, 2014, we used $7.3 million for the purchase of property and equipment and $0.1 million for short-term investment activities and received the remaining $3.4 million in proceeds from the sale of TPack. During the six months ended September 30, 2013, we used $2.0 million for the purchase of property and equipment and received net proceeds of $29.5 million from the sale of TPack, net proceeds of $13.1 million from short-term investment activities and proceeds of $1.3 million from the sale of an equity investment.

Financing Activities
Our financing activities provided $0.5 million in cash during the six months ended September 30, 2014 compared to $2.3 million during the six months ended September 30, 2013. Cash provided by financing activities during the six months ended September 30, 2014 primarily consisted of proceeds from the issuance of common stock of $1.9 million, partially offset by $1.2 million in tax withholding payments due to the vesting of restricted stock units. Cash provided by financing activities during the six months ended September 30, 2013 consisted of proceeds from the issuance of common stock of $4.4 million and proceeds from employee stock purchase plan of $2.5 million, partially offset by $4.1 million in tax withholding payments due to the vesting of restricted stock units.
Liquidity
We currently believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. We expect to satisfy our remaining Veloce-related payment obligations using a combination of cash and the issuance of shares of common stock.
Our available liquidity could be adversely affected, however, if we decide to satisfy the remaining Veloce liability of $14.2 million using a greater proportion of cash rather than our common stock or if our normal operations or unforeseen events require us to expend more cash than currently anticipated. If our stock price declines, it could result in greater dilution to our stockholders. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. Our liquidity could also be adversely affected if we are forced to liquidate our investments on short notice and not be able to realize fair market value and realize losses. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.
Contractual Commitments
See Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2014.

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
We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2014, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $35.6 million and a cost basis of $32.2 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2014 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of September 30, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$36,730	$36,377	$35,981	$35,572	$35,164	$34,759	$34,356
The modeling technique used measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, 100 basis points and 150 basis points. While this modeling technique provides an illustrative measure of our exposure to market risk, economic turbulence or other factors could cause interest rates to shift by more than 150 basis points.
We also invest in equity instruments of private companies for business and strategic purposes. These investments are valued based on our historical cost less any recognized impairments. The estimated fair values are not necessarily representative of the amounts that we could realize in a current transaction.
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the six months ended September 30, 2014. Gains and losses are recognized in income or expenses in the Condensed Consolidated Statements of Operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth under Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

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

Our cash, cash equivalents and short-term investments balance as of September 30, 2014 was approximately $89.5 million compared to $98.6 million as of June 30, 2014. During the quarter ended September 30, 2014, approximately $1.1 million of cash was used for Veloce acquisition consideration payments. Approximately $16.3 million of the $178.5 million in total Veloce acquisition consideration remains to be paid, and our cash balance will likely decrease further depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated. If such were to occur, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital or generate cash. In addition, we may elect to raise additional capital or attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.
During the six months ended September 30, 2014, our cash used in operating activities was approximately $14.0 million and during the fiscal years ended March 31, 2014 and 2013, our cash used in operating activities was approximately $43.5 million and $33.1 million, respectively. Excluding the acquisition consideration for Veloce, our cash used for operating activities was approximately $6.5 million for the six months ended September 30, 2014. Excluding the acquisition consideration for Veloce, our cash provided by operating activities was approximately $20.2 million for the fiscal year ended March 31, 2014 and our cash used in operating activities was approximately $16.5 million for the fiscal year ended March 31, 2013.
*If we are unable to timely develop, market or sell new products or new versions of products to replace our current products, our operating results and competitive position will be materially harmed.
Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors will over time render our existing products less competitive or obsolete. Some of our existing products have experienced weakening overall demand, and revenues from these products can be expected to continue to decline further in subsequent quarters. Accordingly, our future operating results and ability to compete will depend in large part on our ability to identify and develop new products or new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition will be negatively affected. In particular, our inability to productize and generate demand for our X-GeneTM Server on a Chip® solutions, our X-Weave™ products and our recently announced HeliX™ embedded products, and related products, in a timely manner would have a material adverse effect on our operating results and financial condition.

The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our successful collaboration with our ecosystem and technology partners;

•	availability, quality, price, performance, power consumption, size and total cost of ownership of our products relative to competing products and technologies;

•	our customers’ willingness to incorporate products based on the ARM® architecture, on which most of our new products are based, into their own products and systems;

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	timely qualification and certification of our products for use in electronic systems;

•	continued availability on commercially reasonable terms of the manufacturing services purchased from and the technology components and tools licensed from third party suppliers;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	maintaining compliance and compatibility with new and changing industry standards and requirements;

•	maintaining close working relationships with key customers so that they will design our products into their future products;

•	our ability to develop, gain access to and use leading technologies in a cost-effective and timely manner; and

•	retention of key technical and design expertise, both internally and within third-party technology development partners.
We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products in our Connectivity and Computing business units. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene™ and X-Weave™ product families, as well as our recently announced HeliX™ family of embedded products, we are a licensee of the ARM® v8 64-bit architecture and will depend upon our continuing license rights to that instruction set architecture, or ISA, including without limitation the timely delivery by ARM of various updates and other support under the license agreement. The success of our ARM-based products, including X-Gene, X-Weave and HeliX, will depend, among other things, on customers’ willingness to incorporate products based on the ARM architecture into their products and systems. For many customers, this would represent a change from their existing technology, and therefore the adoption of ARM-based products such as ours is inherently uncertain. Furthermore, the development and commercialization of new products incorporating ARM architecture could be delayed if the ecosystem partners that rely on this architecture are unable to successfully establish their own operations on a timely basis, including their continued access to and the use of the ARM architectural licenses or if they are unable to work successfully with ARM in developing their products.
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
Even after the completion of the acquisition of Veloce as described above, we may fail to realize the benefits of the integration of the Veloce personnel and operations with the Company. The departure from us of one or more Veloce management or engineering personnel could materially adversely affect our product development efforts for X-Gene and next-generation Cloud Processor® products. Although we have spent considerable time and resources in the developmental effort, eventually we may be unsuccessful in developing, marketing and selling the products that were described in the Veloce merger agreement, in which case our investment in Veloce would not provide any significant value to our business and would have a material adverse impact on our financial results and condition.
*If we issue additional shares of stock in the future, it may have a dilutive effect on our stockholders.
We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include making acquisitions (including, without limitation, discharging our remaining purchase price obligations in the Veloce acquisition) through the use of stock, adopting additional equity incentive plans and raising equity capital. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. Currently, we have the ability to issue up to approximately 3.2 million additional shares of our common stock as Veloce acquisition consideration without obtaining stockholder approval. In the event stockholder approval is required but not obtained, we likely will be forced to use a greater portion of our cash than currently anticipated in order to satisfy our Veloce payment obligations. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, and our available cash balances and liquidity requirements as of such dates, some of which are not determinable at this time.
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
We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel. Intel also offers lower-performance products for lower-intensity data center applications. As a result, Intel is a significant competitor in the cloud and enterprise server infrastructure market. In addition to Intel, in the cloud and enterprise server market, we will compete with a number of ARM-based server silicon vendors, including AMD, Broadcom and Cavium. In the embedded computing silicon solutions market, we compete with technology companies such as Cavium and Freescale Semiconductor. In addition, some of our customers and potential customers have internal integrated circuit design or manufacturing capabilities with which we compete. In the connectivity silicon solutions market segment, we compete primarily against companies such as Broadcom, Inphi and PMC-Sierra. Many of these companies have substantially greater financial, marketing and distribution resources than we have. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment.
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
We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with our dependence on third-party manufacturing and supply relationships, including:

•
pricing of foundry services and of other supply chain services such as packaging and testing, from vendors such as Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), International Business Machines Corporation ("IBM"), Advanced Semiconductor Engineering, Inc. ("ASE") and Siliconware Precision Industries Co. Ltd. ("SPIL");

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
Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. This risk is substantially higher with respect to the manufacture of our new X-Gene, X-Weave and HeliX products at 40 and 28 nanometers, and would be even higher when using anticipated smaller geometries such as 16 nanometers and more complicated processes such as FinFET. FinFET generally refers to a multi-gate architecture that includes a silicon “fin” that wraps around the conducting portion of the device. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.
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
We may not be able to achieve higher levels of design integration or deliver new integrated circuit products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. We recently began shipping our X-Gene 40 nanometer product, and our 28 nanometer version of the product began sampling in the first quarter of fiscal 2015. As smaller line-width geometry processes, such as 14 or 16 nanometer, and more sophisticated designs, such as FinFET and FDSOI, are introduced to and become more prevalent in the industry, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to smaller geometries.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Our portfolio primarily includes fixed income securities, closed end bond funds, mutual funds and preferred stock, the values of which are subject to market price volatility. If our portfolio’s market value declines, we may need to record impairment charges to our earnings. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges of our short-term investments and marketable securities. During the fiscal year ended March 31, 2014 and the six months ended September 30, 2014, we did not record any other-than-temporary impairment charges. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize impairments in the fair value of our investments.
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
Generally to enhance our intellectual property, or IP, portfolio and to augment our R&D resources, we have invested, and will continue to invest, in privately-held companies, most of which can still be considered to be in startup or developmental stages. These investments are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. In some cases, we have determined to write off all or substantially all of the value of our investment, and similar risks exist with respect to the other companies in which we have invested.
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

•	changes in the mix of product orders;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies, including without limitation our X-Gene, X-Weave and HeliX products, on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•
market acceptance of our products and our customers' products, including without limitation any failure of our X-Gene, X-Weave or HeliX product families to be commercially accepted at the levels we anticipate;

•	risks associated with our or our customers' dependence on third-party manufacturing and supply relationships;

•
increases in the costs of mask sets and products, including without limitation with respect to smaller or more sophisticated process technologies such as FinFET, or the discontinuance of products, services or components by our suppliers;

•	the amounts and timing of meeting the specifications and expense recovery on non-recurring engineering projects;

•	following the expiration or earlier termination of our headquarters facilities lease, a potentially significant increase in our rent obligations;

•	the amounts and timing of costs associated with warranties, product returns and customer indemnification claims;

•	the impact of potential claims asserting infringement of third party patent or misappropriation of third party IP rights;

•	the amounts and timing of investments in R&D;

•	the product lifecycle and recoverability of architectural licenses, technology access fees and mask set costs;

•	revenue and margin fluctuations depending on the timing and amount of any IP licensing or sale transactions that we may undertake;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	the impact of potential one-time charges related to purchased intangibles;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	the effects of changes in accounting standards; and

•	the availability of ecosystem partners.
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
Each of our Connectivity and Computing businesses faces industry-specific challenges, in addition to the risks applicable to our business as a whole. For our Connectivity products, order patterns historically have been uneven from period to period. The unpredictable nature of demand in this sector makes it more difficult to forecast our revenues, and may cause us to incur additional expenses for inventory that may need to be written off. Our Connectivity business is also subject to technology transitions within the communications industry. For example, now that the communications industry has completed its shift away from the SONET/SDH standard to the higher speed, lower power optical transport network (OTN) standard, substantially all of our new Connectivity product designs utilize the OTN standard. However, as a result of this transition, many of our older, SONET-based Connectivity products are experiencing declining sales, while our newer Connectivity products, such as the X-Weave product family, have not yet generated significant revenue. Moreover, the transition to OTN, resulting in higher sales volumes and increased competition from integrated solutions providers, is in turn leading to price and margin erosion challenges. The introduction of other technological standards may also affect demand for our products. For our Computing business, as well, the migration of the networking industry away from products utilizing the PowerPC architecture and towards products utilizing other architectures such as ARM, has presented challenges. In line with such migration, we are no longer introducing new PowerPC product designs and are reducing our resources equipped to support our older PowerPC product lines. Moreover, as many of our older, PowerPC-based Computing products are experiencing declining sales, we will increasingly depend on revenues from our new ARM-based products, such as the X-Gene product family and our recently announced HeliX embedded products. If we are unable to develop and deliver new Connectivity and Computing products that meet changing customer needs and generate sufficient revenue to offset the decline in sales of our older product lines, our business, results of operations and financial condition would be materially and adversely affected. Our sales of Connectivity and Computing products are also concentrated among a few large customers. Changes in a large customer’s financial condition, budgeting or technology strategy may materially affect our sales and could result in our holding higher than expected unsold inventory, which could result in higher expenses.
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
Sales to distributors accounted for approximately 53% for the quarter ended September 30, 2014 and 54%, 66% and 58% of our revenues for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Our largest distributor accounted for approximately 32% of our revenues for the quarter ended June 30, 2014 and 27%, 27% and 20% of our revenues for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.

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
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Avnet (distributor)	18%	21%	26%	29%
Wintec (global logistics provider)**	14%	22%	19%	20%
Paltek	*	*	12%	*
Arrow (distributor)	13%	10%	*	*

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
From time to time, we may discuss our “book-to-bill” ratio with analysts and investors, or include it in other public disclosures. The book-to-bill ratio, which is commonly used by investors to compare and evaluate technology and semiconductor companies, is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether we have more orders than we delivered (if greater than 1), have the same amount of orders than we delivered (equals 1), or have less orders than we delivered (under 1). Though the ratio provides a general indicator of whether orders (bookings) are rising or falling at a particular point in time, it does not consider the timing of, or if the order will result in, future revenues or the effect of changing lead times and product phase-out decisions on bookings. As lead times increase, customers will place orders sooner, and when we declare a product to be “end-of-life,” customers may place final, non-recurring orders for such product, thereby increasing our bookings and book-to-bill ratio in the near term. Due to the limitations of this ratio, we recommend that investors do not place undue emphasis on it, when evaluating a potential investment in our common stock.
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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets, and we recorded significant impairment charges against these assets in our previous financial statements. At September 30, 2014, we had $11.4 million of goodwill. Although we had no purchased intangible assets at September 30, 2014, we may be required to take significant charges as a result of impairment to the carrying value of any goodwill or purchased intangible assets that we may record in the future.
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
There has been and continues to be industry consolidation among communications IC companies, network equipment companies and telecommunications companies, such as the acquisition of Seamicro Inc. by Advanced Micro Devices in February 2012, Netlogic Microsystems, Inc. by Broadcom Corporation in February 2012, Gennum Corporation by Semtech Corporation in March 2012, Standard Microsystems by Microchip Technology in August 2012, Acme Packet by Oracle in April 2013, Passif Semiconductor by Apple in July 2013, Volterra Semiconductor by Maxim Integrated in October 2013, Tellabs by Marlin Equity Partners in November 2013, LSI Corporation by Avago Technologies in May 2014, and the acquisition of Cortina’s networking and optical transport product lines by Inphi in October 2014. In addition, Calxeda, a privately held developer of ARM-based processors, shut down in late 2013. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. In addition, we may become a target for a company looking to improve its competitive position. Consolidation may result in stronger competitors, fewer customers and reduced demand for our products, which in turn could have a material adverse effect on our business, operating results, and financial condition.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of September 30, 2014 the unrealized losses on these securities that were not previously written down as an other-than-temporary impairment charge were approximately $0.1 million, of which a substantial amount has been at an unrealized loss for more than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
The implementation of these requirements, and any similar requirements that other jurisdictions may impose in the future, will require us to incur additional compliance-related expenses. They could also adversely affect the availability and cost of metals used in the manufacture of many semiconductor devices, including ours. As there may be only a limited number of suppliers offering from sources outside of the relevant countries or that have been independently verified as not funding armed conflict in those countries, we cannot be sure that our contract manufacturers and other suppliers will be able to obtain those metals in sufficient quantities or at competitive prices. Also, since our supply chain is complex and some suppliers will not share their confidential supplier information, we may face challenges with our customers and suppliers if we are unable to sufficiently verify the origin of the metals used in our products. Some customers may choose to disqualify us as a supplier, and we may have to write off inventory in the event that it becomes unsalable as a result of these regulations. We may face similar risks in connection with any other regulations focusing on social responsibility or ethical sourcing that may be adopted in the future.
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
During the three months ended September 30, 2014, we issued 38,399 shares of common stock to former holders of Veloce common stock, common stock options and stock equivalents pursuant to the Veloce merger agreement, as described above. These shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(10) of the Securities Act.

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
Date: October 30, 2014

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ Douglas T. Ahrens
Douglas T. Ahrens
Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1	10/10/1997	3.2

3.2	Certificate of Amendment of Certificate of Incorporation of the Company.	S-4	9/12/2000	3.3

3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	12/11/2007	3.1

3.4	Amended and Restated Bylaws of the Company.	10-Q	11/3/2010	3.2

4.1	Specimen Stock Certificate.	S-1/A	11/12/1997	4.1

10.31	Applied Micro Circuits Corporation 2012 Employee Stock Purchase Plan, as amended	8-K	8/15/2014	10.31

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema Document				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x