Form 10-Q
period 2014-12-31
APPLIED MICRO CIRCUITS CORP
filed 2015-01-30
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2015, 79,140,131 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2014	March 31, 2014
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,080	$71,539
Short-term investments-available-for-sale	32,943	35,044
Accounts receivable, net	19,247	25,178
Inventories	24,222	18,946
Other current assets	15,203	16,799
Total current assets	141,695	167,506
Property and equipment, net	20,946	20,746
Goodwill	11,425	11,425
Purchased intangibles, net	—	105
Other assets	3,976	7,754
Total assets	$178,042	$207,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,155	$26,194
Accrued payroll and related expenses	5,344	5,532
Veloce accrued liability	8,323	11,985
Other accrued liabilities	8,659	10,877
Deferred revenue	380	567
Total current liabilities	44,861	55,155
Non-current liabilities	4,134	3,145
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares — 375,000 at December 31, 2014 and March 31, 2014
Issued and outstanding shares — 79,136 at December 30, 2014 and 77,677 at March 31, 2014	791	777
Additional paid-in capital	6,022,231	6,005,365
Accumulated other comprehensive loss	(6,299)	(6,143)
Accumulated deficit	(5,887,676)	(5,850,763)
Total stockholders’ equity	129,047	149,236
Total liabilities and stockholders’ equity	$178,042	$207,536

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net revenues	$36,747	$54,844	$127,964	$164,379
Cost of revenues	14,842	21,644	52,815	65,383
Gross profit	21,905	33,200	75,149	98,996
Operating expenses:
Research and development	24,721	29,870	82,636	120,926
Selling, general and administrative	8,707	10,930	25,684	29,602
Gain on sale of TPack	—	—	—	(19,699)
Amortization of purchased intangible assets	—	62	105	254
Restructuring	221	38	1,322	1,130
Total operating expenses	33,649	40,900	109,747	132,213
Operating loss	(11,744)	(7,700)	(34,598)	(33,217)
Interest income, net	485	525	1,214	4,679
Other (expense) income, net	(10)	92	(2,536)	309
Loss before income taxes	(11,269)	(7,083)	(35,920)	(28,229)
Income tax expense	862	201	993	581
Net loss	$(12,131)	$(7,284)	$(36,913)	$(28,810)
Basic and diluted net loss per share	$(0.15)	$(0.10)	$(0.47)	$(0.40)
Shares used in calculating basic and diluted net loss per share	78,920	73,989	78,442	71,986

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net loss	$(12,131)	$(7,284)	$(36,913)	$(28,810)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on investments*	(78)	(179)	218	(5,404)
Loss on foreign currency translation	(159)	(37)	(374)	(377)
Other comprehensive loss, net of tax	(237)	(216)	(156)	(5,781)
Total comprehensive loss	$(12,368)	$(7,500)	$(37,069)	$(34,591)
* The amounts reclassified from accumulated other comprehensive loss and recorded in interest income, net in the Condensed Consolidated Statement of Operations relating to short-term investments were $0.1 million for the three and nine months ended December 31, 2014 and zero and $3.3 million for the three and nine months ended December 31, 2013, respectively. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for additional details.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	December 31,
	2014	2013
Operating activities:
Net loss	$(36,913)	$(28,810)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	6,624	7,728
Amortization of purchased intangible assets	105	420
Stock-based compensation expense	14,303	13,430
Veloce acquisition consideration	7,140	42,684
Gain on sale of TPack	—	(19,699)
Loss on disposals of property and equipment	22	27
Impairment of a strategic investment	2,500	—
Non-cash restructuring charges	14	298
Tax effect on other comprehensive loss	(34)	—
Changes in operating assets and liabilities:
Accounts receivable, net	5,931	(4,459)
Inventories	(5,271)	2,415
Assets held for sale	—	(14,260)
Other assets	(484)	16,475
Accounts payable	(3,629)	(4,423)
Accrued payroll and other accrued liabilities	(927)	610
Veloce accrued liability	(8,981)	(45,432)
Deferred revenue	(188)	(449)
Net cash used for operating activities	(19,788)	(33,445)
Investing activities:
Proceeds from sales and maturities of short-term investments	5,075	26,594
Purchases of short-term investments	(2,722)	(16,241)
Proceeds from sale of property and equipment	1	20
Purchase of property and equipment	(7,571)	(5,616)
Proceeds from sale of strategic equity investment	—	1,286
Proceeds from sale of TPack, net	3,353	29,498
Net cash (used for) provided by investing activities	(1,864)	35,541
Financing activities:
Proceeds from issuance of common stock	1,890	8,582
Funding of restricted stock units withheld for taxes	(1,609)	(5,518)
Other	(88)	(595)
Net cash provided by financing activities	193	2,469
Net (decrease) increase in cash and cash equivalents	(21,459)	4,565
Cash and cash equivalents at beginning of year	71,539	19,065
Cash and cash equivalents at end of period	$50,080	$23,630
Supplementary cash flow disclosures:
Cash paid for income taxes	$643	$609
Common stock issued for Veloce merger consideration	$872	$29,209

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers", which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This pronouncement is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable, net:

	December 31, 2014	March 31, 2014
	(In thousands)
Accounts receivable	$19,612	$25,629
Less: allowance for bad debts	(365)	(451)
	$19,247	$25,178

Inventories:

	December 31, 2014	March 31, 2014
	(In thousands)
Finished goods	$16,618	$9,375
Work in process	6,494	6,510
Raw materials	1,110	3,061
	$24,222	$18,946

Other current assets:

	December 31, 2014	March 31, 2014
	(In thousands)
Prepaid expenses	$12,843	$10,978
Executive deferred compensation assets	1,108	1,035
Proceeds receivable from sale of strategic investment	—	3,353
Other	1,252	1,433
	$15,203	$16,799

Property and equipment:

	Useful Life	December 31, 2014	March 31, 2014
	(In years)	(In thousands)
Machinery and equipment*	3-5	$39,520	$44,503
Leasehold improvements	1-5	10,473	11,574
Computers, office furniture and equipment*	3-5	44,581	43,365
		94,574	99,442
Less: accumulated depreciation and amortization*		(73,628)	(78,696)
		$20,946	$20,746

*During the three months ended December 31, 2014, the Company wrote off fully depreciated assets with an acquired cost of $11.8 million.
Goodwill and purchased intangibles:
Goodwill is as follows:

	December 31, 2014	March 31, 2014
	(In thousands)
Goodwill	$11,425	$11,425

Purchase-related intangibles are as follows:

	December 31, 2014				March 31, 2014
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$425,000	$(425,000)	$—	0.0	$425,000	$(425,000)	$—	0.0
Customer relationships	6,330	(6,330)	—	0.0	6,330	(6,225)	105	0.4
Patents/core technology rights/trade name	62,306	(62,306)	—	0.0	62,306	(62,306)	—	0.0
	$493,636	$(493,636)	$—		$493,636	$(493,531)	$105

Other assets:

	December 31, 2014	March 31, 2014
	(In thousands)
Non-current portion of prepaid expenses	$2,957	$4,235
Strategic investments*	500	3,000
Other	519	519
	$3,976	$7,754
*Strategic investments
The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and in which the Company does not have the ability to exercise significant influence are carried at cost reduced by other-than-temporary impairments, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. During the three months ended December 31, 2014 and during the three and nine months ended December 31, 2013, the Company did not record any other-than-temporary impairment charges with respect to its strategic investments. During the nine months ended December 31, 2014, the Company recorded an other-than-temporary impairment charge with respect to one of its strategic investments in the amount of $2.5 million.

Other accrued liabilities:

	December 31, 2014	March 31, 2014
	(In thousands)
Employee related liabilities	$1,622	$1,733
Executive deferred compensation	1,385	1,314
Income taxes	1,870	962
Professional fees	755	1,259
Other	3,027	5,609
	$8,659	$10,877

Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	December 31, 2014				March 31, 2014
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$40,828	$—	$—	$40,828	$65,867	$—	$—	$65,867
Cash equivalents	9,252	—	—	9,252	5,672	—	—	5,672
U.S. Treasury securities and agency bonds	1,475	—	—	1,475	2,838	—	—	2,838
Corporate bonds	10,911	14	(9)	10,916	10,599	30	(2)	10,627
Mortgage-backed and asset-backed securities*	1,614	291	(2)	1,903	1,793	297	(16)	2,074
Closed-end bond funds	13,249	2,248	(206)	15,291	14,373	2,392	(402)	16,363
Preferred stock	2,406	952	—	3,358	2,406	736	—	3,142
	$79,735	$3,505	$(217)	$83,023	$103,548	$3,455	$(420)	$106,583
Reported as:
Cash and cash equivalents				$50,080				$71,539
Short-term investments available-for-sale				32,943				35,044
				$83,023				$106,583

* At December 31, 2014 and March 31, 2014, approximately $1.0 million and $1.1 million of the estimated fair value presented were mortgage-backed securities, respectively.
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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	December 31, 2014				March 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$40,828	$—	$—	$40,828	$65,867	$—	$—	$65,867
Cash equivalents	9,252	—	—	9,252	5,672	—	—	5,672
U.S. Treasury securities and agency bonds	1,475	—	—	1,475	2,838	—	—	2,838
Corporate bonds	—	10,916	—	10,916	—	10,627	—	10,627
Mortgage-backed and asset-backed securities	—	1,903	—	1,903	—	2,074	—	2,074
Closed-end bond funds	15,291	—	—	15,291	16,363	—	—	16,363
Preferred stock	—	3,358	—	3,358	—	3,142	—	3,142
	$66,846	$16,177	$—	$83,023	$90,740	$15,843	$—	$106,583
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three and nine months ended December 31, 2014 and 2013.
The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	December 31, 2014
	Cost	Estimated Fair Value
Less than 1 year	$5,745	$5,837
Mature in 1 – 2 years	7,147	7,170
Mature in 3 – 5 years	291	305
Mature after 5 years	817	982
	$14,000	$14,294
The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of December 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$3,750	$(9)	$—	$—	$3,750	$(9)
Mortgage-backed and asset-backed securities	275	(2)	121		396	(2)
Closed-end bond funds	61	(2)	4,255	(204)	4,316	(206)
	$4,086	$(13)	$4,376	$(204)	$8,462	$(217)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$992	$(2)	$—	$—	$992	$(2)
Mortgage-backed and asset-backed securities	431	(16)	—	—	431	(16)
Closed-end bond funds	4,819	(333)	405	(69)	5,224	(402)
	$6,242	$(351)	$405	$(69)	$6,647	$(420)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a loss position, the Company did not recognize any other-than-temporary impairment charges for the three and nine months ended December 31, 2014 and 2013. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost. As of December 31, 2014 and March 31, 2014, the Company also had $3.5 million in gross unrealized gains. The basis for computing realized gains or losses is by specific identification.

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
The following table summarizes warranty reserve activity (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Beginning balance	$175	$187	$199	$220
Additions during the period	41	54	40	28
Settlements and expirations	(75)	(39)	(98)	(46)
Change in estimates	67	—	67	—
Ending balance	$208	$202	$208	$202

Interest income, net (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Interest income	$362	$519	$1,091	$1,389
Net realized gain on short-term investments	123	6	123	3,290
	$485	$525	$1,214	$4,679

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Net loss	$(12,131)	$(7,284)	$(36,913)	$(28,810)
Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	78,920	73,989	78,442	71,986
Net effect of dilutive common share equivalents	—	—	—	—
Weighted average common shares outstanding, diluted	78,920	73,989	78,442	71,986
Basic and diluted net loss per share	$(0.15)	$(0.10)	$(0.47)	$(0.40)

The effect of dilutive securities (comprised of options and restricted stock units) totaling 0.6 million and 0.9 million shares for the three and nine months ended December 31, 2014, respectively, and 1.8 million and 1.4 million shares for the three and nine months ended December 31, 2013, respectively, has been excluded from the diluted net loss per share computation since the Company incurred net losses in the periods presented and their effect would be antidilutive.

3. RESTRUCTURING CHARGES
In April 2014, the Company implemented a plan to reorganize its operations, reduce its workforce and consolidate its facilities. The Company anticipates that this plan will reduce ongoing headcount expenses by approximately $4.6 million annually and other additional operational expenses by $0.6 million annually. In connection with this plan, the Company incurred cumulative charges of approximately $1.3 million, of which $0.2 million was incurred during the three months ended December 31, 2014. As of December 31, 2014, the Company completed this plan.
The related activity during the nine months ended December 31, 2014 is as follows (in thousands):

	Workforce Reduction	Operating Lease Commitments	Other	Total
Liability, March 31, 2014	$—	$—	$—	$—
Restructuring charges	1,101	126	95	1,322
Cash payments	(1,101)	—	(1)	(1,102)
Non-cash items		$20	$(34)	$(14)
Liability, December 31, 2014	$—	$146	$60	$206

4. VELOCE
On June 20, 2012, the Company completed its acquisition of Veloce. Veloce has been developing specific ARM-based technology for the Company.
The total estimated purchase price consideration to be paid for Veloce is approximately $178.5 million based on the benchmarks achieved during product simulations. Veloce completed all three performance milestones relating to the project as of March 31, 2014. The consideration relating to the three performance milestones, excluding the value allocated to Veloce stock equivalents that have not yet been allocated to individuals ("Unallocated Veloce Units"), in the amount of $176.4 million, has been recognized as research and development expense through December 31, 2014 compared to $169.3 million as of December 31, 2013. During the three and nine months ended December 31, 2014, the Company paid approximately $1.5 million and $9.0 million, respectively, in cash and issued approximately 39,000 shares and 0.1 million shares, of common stock, respectively, valued at approximately $0.3 million and $0.9 million, respectively, as part of the Veloce acquisition consideration. During the three and nine months ended December 31, 2013, the Company paid approximately $1.2 million and $45.4 million, respectively, in cash and issued approximately 25,000 shares and 3.8 million shares, of common stock, respectively, valued at approximately $0.2 million and $29.2 million, respectively, as part of the Veloce acquisition consideration. The Company is contractually required to distribute all Unallocated Veloce Units within a certain time period. No Unallocated Veloce Units were distributed in the three months ended December 31, 2014. During the nine months ended December 31, 2014, the Company distributed 0.5 million Unallocated Veloce Units which had a related expense of $7.1 million. Former Veloce equity holders subject to vesting requirements will receive their distribution upon satisfaction of such vesting requirements.
For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense. These costs are recognized in the Condensed Consolidated Statement of Operations under R&D expense in the periods when certain development and performance milestones became probable of achievement and were deemed earned. However, the value allocated to the Unallocated Veloce Units will not be recognized as R&D expense until distribution of the underlying units occurs. As of December 31, 2014, 0.1 million Unallocated Veloce Units had not been allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units is approximately $2.1 million.
Total R&D expenses recognized related to Veloce were zero and approximately $7.1 million during the three and nine months ended December 31, 2014, respectively, and approximately $2.9 million and $42.7 million during the three and nine months ended December 31, 2013, respectively. Veloce consideration that has been accrued as of December 31, 2014 is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period. For additional information regarding Veloce, see Note 4, Veloce, to the Consolidated Financial Statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

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
A summary of the Company's stock option activity and related information during the nine months ended December 31, 2014 is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at the beginning of the year	2,409	$10.06
Granted	—	—
Exercised	(54)	6.32		$0.2	(1)
Cancelled	(473)	13.22
Outstanding at the end of the period	1,882	$9.37	2.0	$0.1	(2)
Vested and expected to vest at the end of the period	1,882	$9.37	2.0	$0.1	(2)
Vested and exercisable at the end of the period	1,882	$9.37	2.0	$0.1	(2)

(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of the end of the third quarter 2014 and the exercise price of the shares. The closing price of the Company’s common stock was $6.52 per share on December 31, 2014.
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

In November 2013, Dr. Gopi was awarded 500,000 RSUs of which 200,000 RSUs were vested on the grant date and the remaining 300,000 RSUs will vest upon the attainment of certain specified X-GeneTM and X-Weave® product commercialization goals. The grant-date fair value of these 300,000 performance-based RSUs was $3.3 million.
In May and November 2013 and May and October 2014, the Compensation Committee (the "Committee") authorized market-performance based RSUs ("MSUs"). The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the SPDR S&P Semiconductor Index ("Index”) over a two-year performance period for half of the MSU award and a three-year performance period for the remaining half of the MSU award. The MSUs will vest between ranges of 0% and 150% based on the Company's relative TSR compared to the Index. Total grant-date fair value of these MSUs was $4.5 million.

In May 2014, the Committee authorized an annual incentive compensation plan with respect to fiscal 2015 (the “FY2015 Short-Term Incentive Plan”). The FY2015 Short-Term Incentive Plan will pay-out based on our actual performance as measured against two equally weighted financial measures: revenue and non-GAAP earnings per share. Non-GAAP net income

(loss) is derived by excluding from net income (loss) the following items required by GAAP: stock-based compensation charges, amortization of purchased intangible assets, Veloce acquisition consideration, restructuring charges, impairment of marketable securities and cost method investments, income taxes effect due to reconciling items, and other one-time and/or non-cash items. Non-GAAP earnings per share is derived by dividing non-GAAP net income (loss) by the weighted average number of common shares outstanding during the applicable periods. The award payouts for each corporate financial measure range from 50% to 150% of the pre-established target level based on the Company's actual performance for fiscal 2015. Awards under the FY2015 Short-Term Incentive Plan will be payable, if at all, in fully vested shares of common stock on or about May 15, 2015.

RSU activity during the nine months ended December 31, 2014 is set forth below (in thousands):

Number of Shares
Outstanding at the beginning of the year	6,105
Awarded	3,352
Vested	(1,279)
Cancelled	(3,536)
Outstanding at the end of the period	4,642
The weighted average remaining contractual term for the RSUs outstanding as of December 31, 2014 was 1.3 years.
As of December 31, 2014, the aggregate pre-tax intrinsic value of RSUs outstanding was $30.3 million which includes performance-based awards which are subject to milestone attainment. The aggregate pretax intrinsic values were calculated based on the closing price of the Company’s common stock of $6.52 on December 31, 2014.
The aggregate pre-tax intrinsic value of RSUs released during the nine months ended December 31, 2014 was $9.8 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
Employee Stock Purchase Plan
Under the Company's 2012 Employee Stock Purchase Plan, or ESPP, the Company reserved 1.8 million shares for issuance. In August 2014, the Company’s stockholders approved the proposal to reserve an additional 2.0 million shares under the ESPP. Under the terms of the ESPP, eligible employees are entitled to purchase common stock, on a semi-annual basis, at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the nine months ended December 31, 2014 and 2013, 0.2 million and 0.3 million shares were issued under the ESPP, respectively. At December 31, 2014, 2.3 million shares were available for future issuance under the ESPP.

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
The Company did not grant options or employee stock purchase rights during the three months ended December 31, 2014 and 2013. The fair values of the options and employee stock purchase rights granted during the nine months ended December 31, 2014 and 2013 are estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options		Employee Stock Purchase Rights
	Nine months ended December 31,		Nine months ended December 31,
	2014	2013	2014	2013
Expected life (years)	*	4.4	0.5	0.5
Risk-free interest rate	*	0.6%	0.1%	0.1%
Volatility	*	49%	57%	57%
Dividend yield	*	—%	—%	—%
Weighted average fair value	*	$2.95	$2.57	$3.67
* The Company did not grant options during the nine months ended December 31, 2014.
The weighted average grant-date fair value per share of the RSUs awarded was $5.82 and $8.20 during the three and nine months ended December 31, 2014, respectively, compared to $9.84 and $8.57 during the three and nine months ended December 31, 2013, respectively. The weighted average grant-date fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
During the fourth quarter of fiscal 2014, the Company revised its estimated forfeiture rate used in determining the amount of stock-based compensation from 6.7% to 5.8% as a result of a decreasing rate of forfeitures in recent periods, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The following table summarizes stock-based compensation expense related to stock options and RSUs (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Stock-based compensation expense by type of grant:
Stock options	$454	$648	$1,160	$1,987
RSUs	4,428	5,231	13,148	11,454
	4,882	5,879	14,308	13,441
Stock-based compensation expensed from (capitalized to) inventory	(25)	3	(5)	(11)
Total stock-based compensation expense	$4,857	$5,882	$14,303	$13,430
The following table summarizes stock-based compensation expense as it relates to the Company’s Condensed Consolidated Statement of Operations (in thousands):

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Stock-based compensation expense by cost centers:
Cost of revenues	$97	$118	$226	$353
Research and development	2,992	1,545	9,039	4,867
Selling, general and administrative	1,793	4,216	5,043	8,221
	$4,882	$5,879	$14,308	$13,441
Stock-based compensation expensed from (capitalized to) inventory	(25)	3	(5)	(11)
Total stock-based compensation expense	$4,857	$5,882	$14,303	$13,430
As of December 31, 2014, the amount of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options and unvested RSUs was $29.8 million which will be recognized over a weighted average period of 2.3 years.

7. COMMITMENTS AND CONTINGENCIES
Commitments
The following table summarizes the Company's contractual operating leases and other purchase commitments as of December 31, 2014 (in thousands):

Fiscal Years Ending March 31,	Operating Leases	(1)	Purchase Commitments	(2)	Total
2015 (remainder of year)	$616		$16,909		$17,525
2016	1,528		13,368		14,896
2017	1,093		3,241		4,334
2018	632		2,833		3,465
Total minimum payments	$3,869		$36,351		$40,220

(1) Includes the Company's headquarters building lease which expires in August 2015, subject to our right to terminate early upon at least 120 days’ notice.
(2) Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations. Also includes the licensing fees relating to the Company's R&D efforts, including licensed intellectual property, or IP, technology, product design, test and verification tools, of $21.1 million.

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
In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study the contamination and evaluate cleanup options at the Omega Site (the Operable Unit 1 or “OU1”). In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site (the Operable Unit 3 or “OU3”) and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. As part of OU1 and OU3, efforts to remediate the soil and groundwater at the Omega Site, as well as the extraction of chemical vapors from the soil and improving indoor air quality in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2, and in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. In November 2014, EPA submitted a term sheet, accepted by OPOG in December 2014, describing the settlement terms and remediation actions for OU2 that will be set forth in a final consent decree to be filed with the Court. It is anticipated that EPA and OPOG will finalize the remediation consent decree in fiscal year 2016. In December 2013, OPOG retained legal counsel to pursue claims against other PRPs for the regional groundwater contamination and, in December 2014, OPOG retained legal counsel to protect its interests in connection with the bankruptcy proceedings filed by an OPOG member. In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the regional groundwater contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In January 2012, as a result of challenges made by certain PRPs to the criteria previously used to allocate liability among OPOG members, and of the departure of certain PRPs from OPOG, OPOG approved changes to the cost allocation structure that resulted in an increase to the Company’s proportional allocation of liability. In addition, the subsequent departure or bankruptcy of one or more other PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

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

9. SUBSEQUENT EVENT
On January 23, 2015, the board of directors of the Company approved a restructuring plan to reorganize the Company’s operations and reduce its workforce and related operating expenses. The restructuring plan is intended to increase the Company’s operating efficiencies, improve its business unit alignment and help consolidate its global operating sites. The plan includes eliminating job redundancies, including some currently unfilled positions, and reducing the Company’s current workforce by approximately 40 employees, or approximately 7%. As of the date of the filing of this Quarterly Report on Form 10-Q, the Company has initiated the reduction in its workforce. The Company expects to incur cash expenditures for employee severances of approximately $1.5 million to $1.7 million, payable primarily during the current fiscal year ending March 31, 2015, and expects to incur additional non-cash charges related to the restructuring plan. The Company anticipates that the restructuring plan will reduce its ongoing net operating expenses by approximately $14.0 million to $18.0 million annually.

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

•
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2014 and 2013. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report. All statements included or incorporated by reference in this quarterly report, for the three and nine months ended December 31, 2014, other than statements or characterizations of historical fact, are forward-looking statements. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.
These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership; anticipated market penetration by ARM®-based cloud servers and other market and technological trends; our plans and predictions regarding the development, production, performance, sales volumes and general market acceptance of our X-Gene™ Server on a Chip® product family and development platform, our X-Weave® connectivity product family, our HeliX™ family of embedded processor products, and other new products; the timing and scope of customer testing and adoption of such products and their total addressable market and total cost of ownership; product development cycles and schedules; design-win pipeline; our strategy, including our focus on the development roadmap of our X-Gene, X-Weave and HeliX product families and our current connectivity investments in high-growth 10, 40 and 100Gbps (gigabit per second) solutions; the timing and extent of customers’ transition away from older connectivity solutions and toward higher performance solutions; our assumptions and forecasts regarding competitors’ product offerings, pricing and strategies, and our products’ ability to compete; the anticipated amount, form and timing of consideration to be paid in connection with our acquisition of Veloce, and related impact on our share dilution, research and development ("R&D") expense and operating results; our sales and marketing strategy; our expectations regarding adequacy of leased facilities and the future relocation of headquarters facilities; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property; our expectations as to expenses, expense reductions, liquidity and capital resources, including without limitation our expected sources and uses of cash and adequacy of cash reserves; our gross margin and efforts to offset reductions in gross margin; our estimates regarding eventual actual costs compared to amounts accrued in our financial statements; factors affecting demand for our products; our ability to attract and retain qualified personnel; our restructuring activities and related expense and anticipated expense savings; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.
The forward-looking statements are based on our current expectations, estimates and projections about our industry and our business, management's beliefs, and other assumptions made by us. In addition, some of the forward-looking statements included below are based upon statements made by industry experts, analysts, and other third party sources. All forward-looking statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part II, Item 1A, “Risk Factors”, and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement. All forward-looking statements in this report speak only as of the filing date of this report, and except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after such date.

OVERVIEW
The Company
Applied Micro Circuits Corporation (the “Company”, “we” or “our”) is a global leader in silicon solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long haul communications equipment.

Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world. We serve two target markets, Computing and Connectivity. Our products include the X-Gene™ ARM® 64-bit Server on a Chip® solution, or X-Gene. The X-Gene family of products targets existing and emerging hyperscale cloud data center, high performance computing and enterprise applications. X-Gene began sampling in silicon to current and prospective customers as well as ecosystem partners in March 2013, and we began shipping production units during the summer of 2014.

We believe that X-Gene is the first ARM 64-bit server solution to have sampled and to have production units being manufactured and sold. In addition to having a time-to-market advantage, we believe X-Gene will lead the next-generation cloud data center silicon market by addressing the need for high performance, lower power and lower total cost of ownership (“TCO”).

As part of our current base business, we offer a line of embedded computing products based on Power Architecture, sometimes referred to as PowerPC products. Our HeliX™ family of processing products is based on the ARM Instruction Set Architecture (“ISA”) and represents the future of our new embedded processor offerings, as sales of our legacy PowerPC products continue to be in secular decline. Our embedded processor products are currently deployed in applications such as control- and data-plane functionality, wireless access points, residential gateways, wireless base stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers.

The connectivity portion of our base business includes a broad array of physical layer (“PHY”), framer and mapper solutions that are high-speed, high-bandwidth, high-reliability communications products. Our highly integrated framer-PHY silicon solutions transmit and receive signals and are used in high-speed optical network infrastructure equipment. For Optical Transport Network (“OTN”) applications, our framer products incorporate our industry-leading forward error correction ("FEC") technology to significantly improve reach. In July 2013, we announced the X-Weave® family of connectivity products, designed to meet the needs of public cloud, private cloud, and enterprise data centers. The X-Weave family includes products spanning 100Gbps to 240Gbps of connectivity with unique multi-protocol features and high density.

Since the start of fiscal 2014, we have invested a total of $229.2 million in the R&D of new products, including high-speed, high-bandwidth and low-power products that often combine the functions of multiple existing products into single highly-integrated solutions. A considerable portion of this investment is directed to our ARM 64-bit based server product development. Our products and our customers’ products are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, some major products in development during the last few years have not yet started to generate significant revenues. In addition, demand for our products can be impacted by economic downturns, cyclicality in the telecommunications market, competitive and technological developments, and other factors described elsewhere in this report.
Acquisition of Veloce
On June 20, 2012, we completed the acquisition of Veloce. Veloce has been developing specific ARM-based technology for us. The total estimated purchase price consideration to be paid for Veloce is approximately $178.5 million based on the benchmarks achieved during product simulations. The consideration that we are obligated to pay upon completion of the respective performance milestones can be settled in cash or our common stock (or a combination of cash and stock), at our election. During the three and nine months ended December 31, 2014, we paid approximately $1.5 million and $9.0 million, respectively, in cash and issued approximately 39,000 shares and 0.1 million shares, of common stock, respectively, valued at approximately $0.3 million and $0.9 million, respectively, as part of the Veloce acquisition consideration. During the three and nine months ended December 31, 2013, we paid approximately $1.2 million and $45.4 million, respectively, in cash and issued approximately 25,000 shares and 3.8 million shares, of common stock, respectively, valued at approximately $0.2 million and $29.2 million, respectively, as part of the Veloce acquisition consideration.
For accounting purposes, the costs to be incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense. Recognition of these costs as expense occurred when certain development and performance milestones became probable of achievement and were deemed earned. However, the value allocated to Veloce stock equivalents that had not yet been allocated to individuals (“Unallocated Veloce Units”) will not be recognized as R&D expense until distribution of the underlying units occurs. As of December 31, 2014, 0.1 million Unallocated Veloce Units remain to be allocated, and the maximum potential additional expense to be recognized associated with these Unallocated Veloce Units is approximately $2.1 million.

Veloce completed all three performance milestones relating to the project as of March 31, 2014. Cumulative R&D expenses recognized in connection with the achievement of the three performance milestones through December 31, 2014 were $176.4 million. Total R&D expenses recognized related to Veloce were zero and approximately $7.1 million during the three and nine months ended December 31, 2014, respectively, and approximately $2.9 million and $42.7 million during the three and nine months ended December 31, 2013, respectively. Veloce consideration that has been accrued as of December 31, 2014, is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.
As of December 31, 2014, we had paid $164.0 million of the total Veloce acquisition consideration, and we expect that approximately an additional $2.4 million will be paid in cash and/or stock by March 31, 2015. The $164.0 million paid to date includes approximately $89.2 million in cash and the issuance of 9.8 million shares of common stock valued at approximately $74.8 million.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. See Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements for details. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, Our actual results may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and actual results, our future results of operations will be affected.

There have been no significant changes in our critical accounting policies during the three and nine months ended December 31, 2014, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2014.

RESULTS OF OPERATIONS
Summary Financials
The following tables present a summary of our results of operations for the three and nine months ended December 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$36,747	100.0%	$54,844	100.0%	$(18,097)	(33.0)%
Cost of revenues	14,842	40.4	21,644	39.5	(6,802)	(31.4)
Gross profit	21,905	59.6	33,200	60.5	(11,295)	(34.0)
Total operating expenses	33,649	91.6	40,900	74.7	(7,251)	(17.7)
Operating loss	(11,744)	(32.0)	(7,700)	(14.2)	4,044	52.5
Interest and other income, net	475	1.3	617	1.1	(142)	(23.0)
Loss before income taxes	(11,269)	(30.7)	(7,083)	(13.1)	4,186	59.1
Income tax expense	862	2.3	201	0.4	661	328.9
Net loss	$(12,131)	(33.0)%	$(7,284)	(13.5)%	$4,847	66.5%

	Nine months ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$127,964	100.0%	$164,379	100.0%	$(36,415)	(22.2)%
Cost of revenues	52,815	41.3	65,383	39.8	(12,568)	(19.2)
Gross profit	75,149	58.7	98,996	60.2	(23,847)	(24.1)
Total operating expenses	109,747	85.8	132,213	80.4	(22,466)	(17.0)
Operating loss	(34,598)	(27.1)	(33,217)	(20.2)	1,381	4.2
Interest and other (expense) income, net	(1,322)	(1.0)	4,988	3.0	(6,310)	(126.5)
Loss before income taxes	(35,920)	(28.1)	(28,229)	(17.2)	7,691	27.2
Income tax expense	993	0.8	581	0.5	412	70.9
Net loss	$(36,913)	(28.9)%	$(28,810)	(17.7)%	$8,103	28.1%

Net Revenues. We generate revenues primarily through sales of our integrated circuit, or IC, products and printed circuit board assemblies to original equipment manufacturers, or OEMs, who in turn supply their equipment principally to data centers and communications service providers.
We classify our revenues into two categories, Connectivity and Computing, based on the markets that the underlying products serve. We use information from each category to analyze our performance and success in the related markets, including our strategy to focus on the transition to the high-growth data center market. As an ongoing part of our business, from time to time we seek to monetize our intellectual property, or IP, investments through IP licensing or sales arrangements with customers, suppliers and other business partners that have operations beyond IP licensing. The revenue related to the sale and licensing of IP included in Connectivity revenues was $3.9 million and $6.0 million, or 10.7% and 4.7% of net revenues, for the three and nine months ended December 31, 2014, respectively. The revenue related to the sale and licensing of IP included in Connectivity revenues was $0.2 million and $0.7 million, or 0.4% each of net revenues, for the three and nine months ended December 31, 2013, respectively. For the reported periods, there was no revenue related to the sale or licensing of IP included in Computing revenues.
For the three and nine months ended December 31, 2014, our OTN and 10Gbps or faster Ethernet products represented 96% and 91%, respectively, of our Connectivity revenues, and our SONET/SDH and legacy switch products represented 4% and 9%, respectively, of our Connectivity revenues. For the three and nine months ended December 31, 2013, our OTN and 10Gbps or faster Ethernet products represented 89% and 85%, respectively, of our Connectivity revenues, and our SONET/SDH and legacy switch products represented 11% and 15%, respectively, of our Connectivity revenues. We expect our SONET/SDH and legacy switch products to continue to decline, as Connectivity customers continue to transition to higher speed, lower power products.

On a sell-through basis, excluding certain non-cancelable non-returnable inventory, we had approximately 64 days of inventory in the distributor channel at December 31, 2014 as compared to 70 days at December 31, 2013. The decrease in inventory days was primarily due to the timing of sell-through of distributor inventory.
The book-to-bill ratio is another metric commonly used by investors to compare and evaluate technology and semiconductor companies. The book-to-bill ratio is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether the company has more orders than it delivered (if greater than 1), has the same amount of orders than it delivered (equals 1), or has less orders than it delivered (under 1). Though the ratio provides an indicator of whether orders are rising or falling, it does not consider the timing of orders or if the orders will result in future revenues and the effect of changing lead times on bookings. In addition, orders within any given period can fluctuate for a variety of reasons such as product phase-out decisions, which can cause customers to place final, non-recurring “last time buy” orders for the “end of life” product, or other agreements with customers to accelerate, delay, increase or decrease orders in a given period. Our quarterly book-to-bill ratio at December 31, 2014, March 31, 2014 and December 31, 2013 was 1.0, 1.0 and 0.9, respectively.
Net revenues to customers or IP licensees that individually accounted for at least 10% of total net revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Avnet (distributor)	26%	27%	26%	28%
Wintec (global logistics provider)**	16%	26%	18%	22%
IP Licensee	11%	*	*	*

*     Less than 10% of total net revenues for period indicated.
**     Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
We expect that our largest customers collectively will continue to account for a substantial portion of our net revenue for the foreseeable future.
Based on ship to location, net revenues by geographic region were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2014		2013		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$15,056	41.0%	$25,753	47.0%	$53,583	42.0%	$79,250	48.2%
Taiwan	6,424	17.5	3,577	6.4	10,387	8.1	9,663	5.8
Hong Kong	5,165	14.1	5,301	9.7	18,651	14.6	14,980	9.1
China	155	0.4	552	1.0	399	0.3	2,993	1.8
Europe	4,181	11.4	9,576	17.5	18,108	14.2	28,532	17.4
Japan	3,973	10.8	6,011	11.0	18,996	14.8	15,095	9.2
Malaysia	553	1.5	1,484	2.7	3,643	2.8	4,377	2.7
Singapore	1,222	3.3	2,434	4.4	4,021	3.1	7,872	4.8
Other Asia	15	—	100	0.2	173	0.1	1,204	0.7
Other	3	—	56	0.1	3	—	413	0.3
	$36,747	100.0%	$54,844	100.0%	$127,964	100.0%	$164,379	100.0%

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

Comparison of the Three and Nine Months Ended December 31, 2014 to the Three and Nine Months Ended December 31, 2013
Net Revenues. Net revenues for the three and nine months ended December 31, 2014 were $36.7 million and $128.0 million, representing a decrease of 33.0% and 22.2% from our net revenues of $54.8 million and $164.4 million for the three and nine months ended December 31, 2013. The following table presents revenues for Computing and Connectivity (dollars in thousands):

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Computing	$14,184	38.6%	$28,821	52.6%	$(14,637)	(50.8)%
Connectivity	22,563	61.4	26,023	47.4	(3,460)	(13.3)
Total	$36,747	100.0%	$54,844	100.0%	$(18,097)	(33.0)%

	Nine months ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Computing	$49,033	38.3%	$80,063	48.7%	$(31,030)	(38.8)%
Connectivity	78,931	61.7	84,316	51.3	(5,385)	(6.4)
Total	$127,964	100.0%	$164,379	100.0%	$(36,415)	(22.2)%

During the three and nine months ended December 31, 2014, our Computing revenues decreased by 50.8% and 38.8%, respectively, and our Connectivity revenues decreased by 13.3% and 6.4%, respectively, compared to the same periods last year. Our Computing revenues reflected the continuing decline in sales of PowerPC-based products, as the networking industry migrates away from the PowerPC architecture and we continue to focus our resources on products based on the ARM architecture, which has not yet generated significant revenue. In addition, the decrease in Computing revenues during the nine months ended December 31, 2014, compared to the same period in the prior year, was due in part to a significant end-of-life order placed during the nine months ended December 31, 2013, as disclosed previously. The decrease in Connectivity revenues during the three and nine months ended December 31, 2014, compared to the same periods in the prior year, was a result of softness in telecommunications service provider demand for systems incorporating our products, resulting in a decline in business for our products targeting that market, partially offset by an increase in revenue from the sale and licensing of IP.
Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and nine months ended December 31, 2014 and 2013 (dollars in thousands):

	Three months ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$36,747	100.0%	$54,844	100.0%	$(18,097)	(33.0)%
Cost of revenues	14,842	40.4	21,644	39.5	(6,802)	(31.4)
Gross profit	$21,905	59.6%	$33,200	60.5%	$(11,295)	(34.0)%

	Nine months ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$127,964	100.0%	$164,379	100.0%	$(36,415)	(22.2)%
Cost of revenues	52,815	41.3	65,383	39.8	(12,568)	(19.2)
Gross profit	$75,149	58.7%	$98,996	60.2%	$(23,847)	(24.1)%

The gross profit percentage for the three and nine months ended December 31, 2014 decreased to 59.6% and 58.7%, compared to 60.5% and 60.2% for the three and nine months ended December 31, 2013, respectively. The decrease in our gross profit percentage was primarily due to unfavorable product mix, partially offset by the favorable impact of the increase in higher margin revenue from the sale and licensing of IP.
The gross margins for our solutions have declined from time to time in the past. Factors that have caused downward pressure on gross margins for our products include competitive pricing pressures, unfavorable product mix, the cost sensitivity of our customers particularly in the higher-volume markets, new product introductions by us or our competitors and capacity constraints in our supply chain. From time to time, for strategic reasons, we may accept initial orders at less than optimal gross margins in order to facilitate the introduction and/or market penetration of our new or existing products. We may also accept orders for older products at less than optimal gross margins to encourage customers to order sooner or in larger quantities than previously anticipated. To maintain acceptable operating results, we seek to offset any reduction in gross margins of our products by reducing operating costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. In addition, our margins may fluctuate from period to period based on the timing and amount of any IP licensing or sales arrangements that we may undertake. Although historically these arrangements have provided us with higher-margin revenues, we cannot predict the frequency or extent to which we will engage in them in the future, or the resulting terms.

Research and Development and Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the three and nine months ended December 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$24,721	67.3%	$29,870	54.5%	$(5,149)	(17.2)%
Selling, general and administrative	$8,707	23.7%	$10,930	19.9%	$(2,223)	(20.3)%

	Nine months ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$82,636	64.6%	$120,926	73.6%	$(38,290)	(31.7)%
Selling, general and administrative	$25,684	20.1%	$29,602	18.0%	$(3,918)	(13.2)%

Research and Development. The decrease in R&D expenses of 17.2% or $5.1 million during the three months ended December 31, 2014 compared to the three months ended December 31, 2013 was mainly due to a $2.9 million decrease in Veloce consideration related expenses, a $1.6 million decrease in direct project costs and a $1.4 million decrease in personnel costs, partially offset by $1.4 million increase in stock-based compensation expense. The decrease in R&D expenses of 31.7% or $38.3 million during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 was mainly due to a $35.6 million decrease in Veloce consideration related expenses and a $4.6 million decrease in personnel costs, partially offset by a $4.2 million increase in stock-based compensation expense.

Research and development expense recognized in connection with the Veloce consideration was zero and $7.1 million and $2.9 million and $42.7 million during the three and nine months ended December 31, 2014 and 2013, respectively. Refer to Note 4, Veloce, to the Condensed Consolidated Financial Statements for further details.
Selling, General and Administrative. The decrease in SG&A expenses of 20.3% or $2.2 million during the three months ended December 31, 2014 compared to the three months ended December 31, 2013 was mainly due to a $2.4 million decrease in stock compensation expense. The decrease in SG&A expenses of 13.2% or $3.9 million for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 was mainly due to a $3.2 million decrease in stock-based compensation expense and a $1.5 million decrease in personnel costs, partially offset by a $0.9 million increase in software expense.
Stock-Based Compensation. The following table presents stock-based compensation expense for the three and nine months ended December 31, 2014 and 2013, which was included in the tables above (dollars in thousands):

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$72	0.2%	$121	0.2%	$(49)	(40.5)%
Research and development	2,992	8.1	1,545	2.8	1,447	93.7
Selling, general and administrative	1,793	4.9	4,216	7.7	(2,423)	(57.5)
	$4,857	13.2%	$5,882	10.7%	$(1,025)	(17.4)%

	Nine months ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$221	0.2%	$342	0.2%	$(121)	(35.4)%
Research and development	9,039	7.1	4,867	3.0	4,172	85.7
Selling, general and administrative	5,043	3.9	8,221	5.0	(3,178)	(38.7)
	$14,303	11.2%	$13,430	8.2%	$873	6.5%

The decrease in stock-based compensation of 17.4% during the three months ended December 31, 2014 compared to the three months ended December 31, 2013 was primarily due to the expense relating to Dr. Gopi's 200,000 restricted stock units ("RSUs") that were vested on the grant date during the three months ended December 31, 2013, partially offset by the higher expense associated with RSU grants with two-year vesting, as opposed to our typical four-year vesting periods, during the three months ended December 31, 2014. The increase in stock-based compensation of 6.5% during the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 was primarily due to the higher expense associated with RSU grants with two-year vesting, as opposed to our typical four-year vesting periods, during the nine months ended December 31, 2014, partially offset by the expense relating to Dr. Gopi's 200,000 RSUs that were vested on the grant date and the expense relating to the annual incentive compensation plan during the nine months ended December 31, 2013. Stock-based compensation expense will continue to have a potentially significant adverse impact on our reported results of operations, although it will have no impact on our overall cash flows.
Interest and Other Income (expense), net. The following table presents interest income and other (expense) income, net for the three and nine months ended December 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Interest income, net	$485	1.3%	$525	1.0%	$(40)	(7.6)%
Other (expense) income, net	$(10)	—%	$92	0.2%	$(102)	(110.9)%

	Nine months ended December 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Interest income, net	$1,214	0.9%	$4,679	2.8%	$(3,465)	(74.1)%
Other (expense) income, net	$(2,536)	(2.0)%	$309	0.2%	$(2,845)	(920.7)%

Interest Income, net. The decrease in interest income, net for the three and nine months ended December 31, 2014 compared to the three and nine months ended December 31, 2013 was primarily due to lower short-term investments available for sale balances during the three and nine months ended December 31, 2014.

Other (Expense) income, net. The decrease in other (expense) income, net for the three months ended December 31, 2014 compared to the three months ended December 31, 2013 was primarily due to the rental income during the three months ended December 31, 2013 prior to the sale of our headquarters building in March 2014. The decrease in other (expense) income, net for the nine months ended December 31, 2014 compared to the nine months ended December 31, 2013 was primarily due to the impairment charge with respect to a strategic investment during the nine months ended December 31, 2014. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for details.

LIQUIDITY AND CAPITAL RESOURCES
As of December 31, 2014, our principal source of liquidity consisted of $83.0 million in cash, cash equivalents and short-term investments. Working capital, defined as net current assets minus net current liabilities, was $96.8 million as of December 31, 2014. Total cash, cash equivalents and short-term investments decreased by $23.6 million during the nine months ended December 31, 2014 mainly due to cash used for operations of $19.8 million, purchase of property and equipment of $7.6 million and funding of taxes withheld upon vesting of restricted stock units of $1.6 million, partially offset by proceeds from the sale of TPack of $3.4 million, proceeds from the issuance of common stock of $1.9 million and increase in net unrealized gains of available-for-sale investments of $0.3 million. At December 31, 2014, we had contractual obligations not included on our balance sheet totaling $40.2 million, primarily related to facility leases, IP licenses, engineering design software tool licenses and inventory purchase commitments.

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
Acquisition of Veloce

On June 20, 2012, we completed our acquisition of Veloce. Veloce has been developing specific ARM-based technology for us. The total estimated purchase price consideration to be paid for Veloce is approximately $178.5 million based on the benchmarks achieved during simulations. Veloce completed all three performance milestones relating to the project as of March 31, 2014. During the three and nine months ended December 31, 2014, we paid approximately $1.5 million and $9.0 million, respectively, in cash and issued approximately 39,000 shares and 0.1 million shares, of common stock, respectively, valued at approximately $0.3 million and $0.9 million, respectively, as part of the Veloce acquisition consideration. As of December 31, 2014, $164.0 million had been paid and we expect that approximately an additional $2.4 million will be paid in cash and stock March 31, 2015. The $164.0 million paid to date includes approximately $89.2 million in cash and the issuance of 9.8 million shares of common stock valued at approximately $74.8 million. Payment of the Veloce consideration occurs based upon when a performance milestone is completed and upon satisfaction of vesting requirements, if applicable, and can be settled in cash or our common stock, at the election of management, up to a maximum of approximately 3.2 million shares as of December 31, 2014.

Operating Activities

For the nine months ended December 31, 2014, we used $19.8 million of cash in our operations compared to $33.4 million used for the nine months ended December 31, 2013. Our net loss of $36.9 million for the nine months ended December 31, 2014 included $30.7 million of non-cash charges primarily consisting of $6.6 million of depreciation, $14.3 million of stock-based compensation and $7.1 million of additional Veloce compensation cost and a $2.5 million impairment charge with respect to a strategic investment. Our net loss of $28.8 million for the nine months ended December 31, 2013 included $44.8 million of non-cash charges consisting of $7.7 million of depreciation, $0.4 million of amortization of purchased intangibles, $0.3 million of non-cash restructuring costs, $13.4 million of stock-based compensation and $42.7 million of additional Veloce compensation cost, partially offset by $19.7 million of net gain on sale of TPack. The remaining change in operating cash flows for the nine months ended December 31, 2014 primarily reflected the decreases in accounts receivable, net of $5.9 million, accounts payable of $3.6 million, accrued payroll and other liabilities of $0.9 million and Veloce accrued liability of $9.0 million, and the increase in inventories of $5.3 million. Our overall quarterly days sales outstanding was 47 days and 44 days for the three months ended December 31, 2014 and March 31, 2014, respectively. The primary reason for the increase in our days sales outstanding was the increase in accounts receivable, net as a result of the decrease in the accounts receivable reserve. The decrease in account receivable reserve was due to lower distributor inventory for the three months ended December 31, 2014.

Investing Activities
Our investing activities used $1.9 million in cash during the nine months ended December 31, 2014 compared to $35.5 million provided during the nine months ended December 31, 2013. During the nine months ended December 31, 2014, we used $7.6 million for the purchase of property and equipment and received net proceeds of $2.4 million for short-term investment activities and the remaining $3.4 million proceeds from the sale of TPack. During the nine months ended December 31, 2013, we used $5.6 million for the purchase of property and equipment and received proceeds of $29.5 million from the sale of TPack, net proceeds of $10.4 million from short-term investment activities and proceeds of $1.3 million from the sale of an equity investment.

Financing Activities
Our financing activities provided $0.2 million in cash during the nine months ended December 31, 2014 compared to $2.5 million during the nine months ended December 31, 2013. Cash provided by financing activities during the nine months ended December 31, 2014 primarily consisted of proceeds from the issuance of common stock of $1.9 million, partially offset by $1.6 million in tax withholding payments due to the vesting of restricted stock units. Cash provided by financing activities during the nine months ended December 31, 2013 primarily consisted of proceeds from the issuance of common stock of $8.6 million, partially offset by $5.5 million in tax withholding payments due to the vesting of restricted stock units.
Liquidity
We currently believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. Notwithstanding the foregoing, from time to time we have explored one or more potential options to further enhance our balance sheet and liquidity, including without limitation the possibility of issuing equity to strategic investors or pursuing other financing transactions, and we are currently implementing certain business restructuring activities intended to reduce our ongoing net operating expenses.

We expect to satisfy our remaining Veloce-related payment obligations of $12.4 million using a combination of cash and the issuance of shares of common stock. Our available liquidity could be adversely affected, however, if we decide to satisfy the remaining Veloce obligations using a greater proportion of cash rather than our common stock or if our normal operations or unforeseen events require us to expend more cash than currently anticipated. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. Such options could include, without limitation, issuing equity to one or more strategic or other investors, obtaining debt financing, selling assets or business units or acquiring cash-generating assets or business units from third parties, as well as additional restructuring activities. If our stock price declines or additional equity is issued as a result of any of the foregoing, it could result in greater dilution to our stockholders. Our liquidity could also be adversely affected if we are forced to liquidate our investments on short notice and on unfavorable terms. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.
Contractual Commitments
See Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2014.

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
We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2014, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $32.9 million and a cost basis of $29.7 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2014 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of December 31, 2014	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$34,405	$33,942	$33,446	$32,943	$32,442	$31,942	$31,445
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
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the nine months ended December 31, 2014. Gains and losses are recognized in income or expenses in the Condensed Consolidated Statements of Operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our cash, cash equivalents and short-term investments balance as of December 31, 2014 was approximately $83.0 million compared to $89.5 million as of September 30, 2014. During the quarter ended December 31, 2014, approximately $1.5 million of cash was used for Veloce acquisition consideration payments. Approximately $14.5 million of the $178.5 million in total Veloce acquisition consideration remains to be paid, and our cash balance will likely decrease further depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated. If such were to occur, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital or generate cash. In addition, we may elect to raise additional capital, including without limitation by issuing equity or debt securities, or otherwise attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.
During the nine months ended December 31, 2014, our cash used in operating activities was approximately $19.8 million and during the fiscal years ended March 31, 2014 and 2013, our cash used in operating activities was approximately $43.5 million and $33.1 million, respectively. Excluding the acquisition consideration for Veloce, our cash used for operating activities was approximately $10.8 million for the nine months ended December 31, 2014. Excluding the acquisition consideration for Veloce, our cash provided by operating activities was approximately $20.2 million for the fiscal year ended March 31, 2014 and our cash used in operating activities was approximately $16.5 million for the fiscal year ended March 31, 2013.
*If we are unable to timely develop, market or sell new products or new versions of products to replace our current products, our operating results and competitive position will be materially harmed.
Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors will over time render our existing products less competitive or obsolete. Some of our existing products have experienced weakening overall demand, and revenues from these products can be expected to continue to decline further in subsequent quarters. Accordingly, our future operating results and ability to compete will depend in large part on our ability to develop new products and new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition will be negatively affected. In particular, our inability to productize and generate demand for our X-GeneTM Server on a Chip® solutions, our X-Weave® connectivity products and our HeliX™ embedded products, and related products, in a timely manner would have a material adverse effect on our operating results and financial condition.

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
We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products in our Connectivity and Computing business units. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve widespread market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene, X-Weave and HeliX product families, we are a licensee of the ARM v8 64-bit architecture and will depend upon our continuing license rights to that instruction set architecture, or ISA, including without limitation the timely delivery by ARM of various updates and other support under the license agreement. The success of our ARM-based products, including X-Gene, X-Weave and HeliX, will depend, among other things, on customers’ willingness to incorporate products based on the ARM architecture into their products and systems. For many customers, this would represent a change from their existing technology, and therefore the time frame and magnitude of adoption of ARM-based products such as ours is inherently uncertain. Furthermore, the development and commercialization of new products incorporating ARM architecture could be delayed if the ecosystem partners that rely on this architecture are unable to successfully establish their own operations on a timely basis, including their continued access to and the use of the ARM architectural licenses or if they are unable to work successfully with ARM in developing their products.
*Our significant investment in Veloce may not result in the successful development and commercialization of new technologies or products.
In June 2012, we completed the acquisition of Veloce under a merger agreement we entered into with Veloce in May 2009, as amended in November 2010 and April 2012. Pursuant to the merger agreement, the final post-closing product development milestone was completed during the fiscal quarter ended March 31, 2014. In June 2014, we announced the completion of production silicon and initial customer revenue for our X-Gene product line.
Our ability to continue to realize the benefits of the Veloce acquisition will depend upon the continued integration of Veloce operations with ours and the retention of key Veloce personnel. Retention of Veloce personnel may be adversely impacted by factors such as the substantial completion of our payment obligations to them under the merger agreement, the effects of past or future restructuring activities in increasing or changing their work loads, the relocation of our headquarters facilities in fiscal year 2016, and the impact of recent declines in our aggregate market capitalization on the value of their equity compensation packages. The departure from us of one or more Veloce management or engineering personnel could materially adversely affect our ongoing next-generation product development efforts for X-Gene and other new products. Although we have spent considerable time and resources in the developmental effort, eventually we may be unsuccessful in marketing and selling the products that were described in the Veloce merger agreement or in developing next-generation versions of such products, in which case our investment in Veloce would not provide any significant value to our business and would have a material adverse impact on our financial results and condition.
*If we issue additional shares of stock in the future, it may have a dilutive effect on our stockholders.
We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include raising equity capital from strategic, institutional or other investors, making acquisitions (including, without limitation, discharging our remaining purchase price obligations in the Veloce acquisition) through the use of stock, and adopting additional equity incentive plans. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. Currently, we have the ability to issue up to approximately 3.2 million additional shares of our common stock as Veloce acquisition consideration without obtaining stockholder approval. In the event stockholder approval is required but not obtained, we likely will be forced to use a greater portion of our cash than currently anticipated in order to satisfy our Veloce payment obligations. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, and our available cash balances and liquidity requirements as of such dates, some of which are not determinable at this time. In addition, it is likely during fiscal year 2016 that we will need to increase the size of the common stock share reserve available under the 2011 Equity Incentive Plan or adopt an additional incentive plan, either of which actions would require stockholder approval, in order to enable sufficient future equity grants to attract and retain key employees and service providers.
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
We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel. Intel also offers lower-performance products for lower-intensity data center applications. As a result, Intel is a significant competitor in the cloud and enterprise server infrastructure market. In addition to Intel, in the cloud and enterprise server market, we will compete with a number of ARM-based server silicon vendors, including AMD, Broadcom, Cavium and Qualcomm. In the embedded computing silicon solutions market, we compete with technology companies such as Cavium and Freescale Semiconductor. In addition, some of our customers and potential customers have internal integrated circuit design or manufacturing capabilities with which we compete. In the connectivity silicon solutions market segment, we compete primarily against companies such as Broadcom, Inphi and PMC-Sierra. Many of these companies have substantially greater financial, marketing and distribution resources than we have. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment.

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

•	increased risk of excess and obsolete inventory charges due to the higher level of inventories in response to the increased lead times;

•	limited warranties on products supplied to us, which may not match the warranties that our customers require from us;

•	potential instability and business disruption in countries where third-party manufacturers or distributors are located;

•	potential misappropriation of our intellectual property; and

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
If the foundries or subcontractors we use to manufacture our products discontinue the manufacturing processes needed to meet our demands, fail to upgrade their technologies needed to manufacture our products, or otherwise fail to perform the necessary manufacturing or operations services on a timely basis, we may be unable to deliver products to our customers, which would materially adversely affect our operating results and harm our reputation. The transition to the next-generation of manufacturing technologies at one or more of our outside foundries could be unsuccessful or delayed.
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
Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs and similar activities are likely to continue. For example, we implemented Board-approved reductions in force of between 5% and 10% of our workforce on three occasions from December 2012 to April 2014, and our Board recently approved an additional reduction in force of approximately 7% of our workforce, which currently is being implemented. Additional reductions in force and senior level employee replacements are likely to occur as we continue to realign our business organization, operations and product lines. Employees whose positions were or will be eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any restructuring effort could also cause disruptions with customers and other business partners, divert the attention of our management away from our operations, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase our expenses, increase the workload placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities or remain competitive.
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
*The gross margins for our products could decrease rapidly or not increase as forecasted, which would negatively impact our business, financial conditions and results of operations.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Our portfolio primarily includes fixed income securities, closed end bond funds, mutual funds and preferred stock, the values of which are subject to market price volatility. If our portfolio’s market value declines, we may need to record impairment charges to our earnings. During the fiscal year ended March 31, 2013, we recorded approximately $1.1 million in other-than-temporary impairment charges of our short-term investments and marketable securities. During the fiscal year ended March 31, 2014 and the nine months ended December 31, 2014, we did not record any other-than-temporary impairment charges. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize impairments in the fair value of our investments.

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
If our operating results are below the expectations of research analysts or investors, then the market price of our common stock could decline. Some of the factors that affect our quarterly and annual results, but which are often difficult to control or predict, include those discussed elsewhere in this “Risk Factors” section, as well as the following:

•
market acceptance of our products and our customers' products, including without limitation any failure of our X-Gene, X-Weave or HeliX product families to be commercially accepted within the time frames and at the levels we anticipate;

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

•	declines in the average selling prices of our products;

•	delays in the introduction of new products, or lower than expected demand for new products;

•	delays when our customers are transitioning from old architectures, technologies and products to new architectures, technologies and products;

•	a decrease in demand for our products or our customers' products due to technological changes, competitive developments, trends in our customers’ businesses or other factors;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	the failure of our products to be qualified in our customers' systems or certified by our customers;

•	excess inventory of our products held by our customers, resulting in a reduction in their order patterns as they work through the excess inventory of our products;

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
Each of our Connectivity and Computing businesses faces industry-specific challenges, in addition to the risks applicable to our business as a whole. For our Connectivity products, order patterns historically have been uneven from period to period. The unpredictable nature of demand in this sector makes it more difficult to forecast our revenues, and may cause us to incur additional expenses for inventory that may need to be written off. Our Connectivity business is also subject to technology transitions within the communications industry. For example, now that the communications industry has completed its shift away from the SONET/SDH standard to the higher speed, lower power optical transport network (OTN) standard, substantially all of our new Connectivity product designs utilize the OTN standard. However, as a result of this transition, many of our older, SONET-based Connectivity products are experiencing declining sales, while our newer Connectivity products, such as the X-Weave product family, have not yet generated significant revenue. Moreover, the transition to OTN, resulting in higher sales volumes and increased competition from integrated solutions providers, is in turn leading to price and margin erosion challenges. The introduction of other technological standards may also affect demand for our products. For our Computing business, as well, the migration of the networking industry away from products utilizing the PowerPC architecture and towards products utilizing other architectures such as ARM, has presented challenges. In line with such migration, we are no longer introducing new PowerPC product designs and are reducing our resources equipped to support our older PowerPC product lines. Moreover, as many of our older, PowerPC-based Computing products are experiencing declining sales, we will increasingly depend on revenues from our new ARM-based products, such as the X-Gene product family and our HeliX embedded products. If we are unable to develop and deliver new Connectivity and Computing products that meet changing customer needs and generate sufficient revenue to offset the decline in sales of our older product lines, our business, results of operations and financial condition would be materially and adversely affected. Our sales of Connectivity and Computing products are also concentrated among a few large customers. Changes in a large customer’s financial condition, budgeting or technology strategy may materially affect our sales and could result in our holding higher than expected unsold inventory, which could result in higher expenses.
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
Sales to distributors accounted for approximately 48% of our revenues for the quarter ended December 31, 2014 and 54%, 66% and 58% of our revenues for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. Our largest distributor accounted for approximately 26% of our revenues for the quarter ended December 31, 2014 and 27%, 27% and 20% of our revenues for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.
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
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers or IP licensees that accounted for at least 10% of total net revenues were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2014	2013	2014	2013
Avnet (distributor)	26%	27%	26%	28%
Wintec (global logistics provider)**	16%	26%	18%	22%
IP Licensee	11%	*	*	*

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

•	some of our OEM customers may develop products internally that would replace our products;

•	we may not be able to successfully develop relationships with additional network equipment vendors;

•	our relationships with some of our larger customers may deter other potential customers (who compete with these customers) from buying our products; and

•	the impact of terminating certain sales or support personnel as a result of our workforce reduction or otherwise.
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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets, and we recorded significant impairment charges against these assets in our previous financial statements. At December 31, 2014, we had $11.4 million of goodwill. Although we had no purchased intangible assets at December 31, 2014, we may be required to take significant charges as a result of impairment to the carrying value of any goodwill or purchased intangible assets that we may record in the future.
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
There has been and continues to be industry consolidation among communications IC companies, network equipment companies and telecommunications companies, such as the acquisition of Seamicro Inc. by Advanced Micro Devices in February 2012, Netlogic Microsystems, Inc. by Broadcom Corporation in February 2012, Gennum Corporation by Semtech Corporation in March 2012, Standard Microsystems by Microchip Technology in August 2012, Acme Packet by Oracle in April 2013, Passif Semiconductor by Apple in July 2013, Volterra Semiconductor by Maxim Integrated in October 2013, Tellabs by Marlin Equity Partners in November 2013, LSI Corporation by Avago Technologies in May 2014, and Cortina’s networking and optical transport product lines by Inphi in October 2014. In addition, Calxeda, a privately-held developer of ARM-based processors, shut down in late 2013. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. In addition, we may become a target for a company looking to improve its competitive position. Consolidation may result in stronger competitors, fewer customers and reduced demand for our products, which in turn could have a material adverse effect on our business, operating results, and financial condition.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of December 31, 2014 the unrealized losses on these securities that were not previously written down as an other-than-temporary impairment charge were approximately $0.2 million, of which a substantial amount has been at an unrealized loss for more than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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

In 2007, the PRPs were sued by a chemical company located downstream from the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff's potential liability to clean up groundwater contamination beneath the plaintiff's site; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater contamination. In September 2011, EPA issued an interim remedial action proposal, designed to arrest the further spread of groundwater contamination and, in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. In late 2014, OPOG and EPA agreed upon a term sheet describing the settlement terms and remediation actions for the site that will be set forth in a final consent decree to be filed with the Court. It is anticipated that the consent decree will be finalized and filed during fiscal year 2016. In December 2013, OPOG retained legal counsel to pursue legal claims against numerous other PRPs for the regional groundwater contamination and, in December 2014, OPOG retained legal counsel to protect its interests in connection with bankruptcy proceedings filed by an OPOG member; we have elected to participate in the costs and recoveries associated with these litigation matters. In September 2012, a toxic tort litigation that was commenced in 2010 against Omega and the PRP group by individuals alleging injuries caused by the Omega Site was settled and dismissed with prejudice.
Based on currently available information, we have a loss accrual for the Omega site that is not material and we believe that the actual amount of our costs and liabilities will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, we do not believe that any eventual outcome will have a material adverse effect on our operations but we cannot guarantee this result. In 2009, the U.S. Supreme Court decided U.S. v. Burlington Northern & Santa Fe Railway Co., 129 S.Ct. 1870, which determined that hazardous substance cleanup liability need not be joint and several in all cases. As a result of this decision, the liability is potentially divisible among the PRPs at an earlier stage in superfund cases such as Omega. At this time we do not know and cannot predict the full impact of this decision on our liability. In addition, in January 2012, as a result of the PRP group's modification of its liability allocation formulae and the withdrawal of PRP group members, our proportional allocation of responsibility among the PRPs for the current remediation obligations increased. Subsequently, certain other PRPs withdrew from OPOG or initiated bankruptcy proceedings, and settlement negotiations with these parties are continuing. Any future increases to our proportional allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group due to additional member withdrawals or bankruptcies could materially increase our potential liability relating to the Omega Site.
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
The market price of our common stock has fluctuated significantly. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to:

•	fluctuations in our anticipated or actual operating results;

•	our announcement of actual results or financial outlook that are higher or lower than market or analyst expectations;

•	changes in the economic performance or market valuations of other semiconductor companies or companies perceived by investors to be comparable to us;

•	announcements or introductions of new products by us or our competitors;

•	fluctuations in the anticipated or actual operating results or growth rates of our customers, peers or competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor, communications or information technology markets;

•	the commencement or outcome of litigation or governmental investigations;

•	changes in ratings and estimates of our performance, or loss of coverage, by securities analysts;

•	positive or negative commentary about our business or prospects by industry bloggers and journalists;

•	volume fluctuations due to inconsistent trading volume levels of our shares;

•	announcements of merger, acquisition or financing transactions;

•	management changes;

•	our inclusion in certain stock indices; and

•	general economic and market conditions.

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
During the three months ended December 31, 2014, we issued 39,167 shares of common stock to former holders of Veloce common stock, common stock options and stock equivalents pursuant to the Veloce merger agreement, as described above. These shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(10) of the Securities Act.

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
Date: January 30, 2015

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