Form 10-K
period 2015-03-31
APPLIED MICRO CIRCUITS CORP
filed 2015-05-22
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on September 30, 2014 (the last day of the registrant’s second quarter of fiscal 2015) as reported on the Nasdaq Global Select Market, was approximately $461,530,000. Shares of common stock held by each officer and director and by each person who then owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.
There were 80,970,513 shares of the registrant’s common stock issued and outstanding as of May 14, 2015.
Documents Incorporated by Reference
The following document is incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on August 11, 2015 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2015.

APPLIED MICRO CIRCUITS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
March 31, 2015

i

CAUTIONARY STATEMENT ABOUT FORWARD-LOOKING STATEMENTS
All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K for the fiscal year ended March 31, 2015 (this “Annual Report”). Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.
These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership; anticipated market penetration by ARM®-based data center servers and other market and technological trends; our plans and predictions regarding the development, production, performance, sales volumes and general market acceptance of our X-Gene® Server on a Chip® product family and development platform, our X-Weave® connectivity product family, our HeliX® family of embedded processor products, and other new products; the timing and scope of customer testing and adoption of such products and their total addressable market and total cost of ownership; product development cycles and schedules; design-win pipeline; our strategy, including our focus on the development roadmap of our X-Gene, X-Weave and HeliX product families and our current connectivity investments in high-growth 10, 40, 100 and 240 Gbps (gigabit per second) solutions; the timing and extent of customers’ transition away from older connectivity solutions and toward higher performance solutions; our assumptions and forecasts regarding competitors’ product offerings, pricing and strategies, and our products’ ability to compete; the anticipated amount, form and timing of consideration to be paid in connection with our acquisition of Veloce, and related impact on our share dilution, research and development ("R&D") expense and operating results; our sales and marketing strategy; our expectations regarding adequacy of leased facilities and the future relocation of headquarters facilities; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property; our expectations as to expenses, expense reductions, liquidity and capital resources, including without limitation our expected sources and uses of cash and adequacy of cash reserves; our gross margin and efforts to offset reductions in gross margin; our estimates regarding eventual actual costs compared to amounts accrued in our financial statements; factors affecting demand for our products; our ability to attract and retain qualified personnel; our restructuring activities and related expense and anticipated expense savings; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.
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
In this Annual Report, “Applied Micro Circuits Corporation”, "AppliedMicro", the “Company”, “we”, “us” or “our” refer to Applied Micro Circuits Corporation and all of our consolidated subsidiaries.

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
Overview
Applied Micro Circuits Corporation is a global leader in silicon solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long haul communications equipment. Our products include the X-Gene® ARM® 64-bit Server on a Chip® solution, or X-Gene. The X-Gene family of products targets existing and emerging hyperscale cloud data center, scientific and high-performance computing and enterprise applications. X-Gene began shipping production units during the summer of 2014. We believe that X-Gene is the first ARM 64-bit server solution in production to date. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud data center silicon market by addressing the need for high performance, lower power, and lower total cost of ownership (“TCO”).
As part of our current business, we offer a line of embedded computing products based on Power Architecture, sometimes referred to as PowerPC products. Our HeliX family of embedded products is based on the ARM Instruction Set Architecture (“ISA”), and we expect that our future embedded processor products will also be based on the ARM ISA. Our embedded processor products are currently deployed in applications such as control- and data-plane management, wireless access points, residential gateways, wireless base stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers.
The connectivity portion of our business provides high-speed, high-bandwidth, high-reliability communications products. In July 2013, we announced the X-Weave® family of products, designed to meet the needs of service providers and public cloud, private cloud, and enterprise data centers. The X-Weave family includes products spanning 100Gbps to 240Gbps of connectivity with unique multi-protocol features and high density.
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
Industry Background
Connectivity and Computing Silicon Solutions
Global data center traffic is expected to almost triple from 3.1 zettabytes per year in 2013 to 8.6 zettabytes per year in 2018. Data centers today are estimated to consume about 3% of the world's electricity production. In more mature markets, like the U.S. and Canada, data center owners and operators have faced increasing costs and in certain states the threat of energy consumption-related taxation. In 2013, data centers in the U.S. alone consumed about 91 billion kilowatt-hours of electricity, equivalent to the annual output of 34 large (500-megawatt) coal-fired power plants. Data center electricity consumption is projected to increase to roughly 140 billion kilowatt-hours annually by 2020, the equivalent annual output of 50 power plants, costing American businesses $13 billion annually in electricity bills.
Motivated by high operating costs, land use restrictions and environmental concerns, data center operators are keenly aware of the need to reduce power consumption while increasing hardware density and, at the same time, maintain or improve the user experience. We believe these trends create significant opportunities for high-performance, high-density, lower TCO cloud infrastructure and data center solutions.
Cloud industry experts believe that server solutions that can successfully combine ARM 64-bit processor hardware, high-speed input/output ("I/O") and software-defined networking capabilities onto a single chip will provide significant benefits over existing solutions. By combining the ARM ISA with on-chip networking capabilities, these next generation server solutions are expected to deliver significantly lower TCO for typical cloud workloads.

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
In wireline communications, the edge, metro and core networks have shifted towards packet-based services that are fundamentally less expensive than the transitional synchronous optical network (“SONET”) and the synchronous data hierarchy (“SDH”) networks, but provide the same level of quality and guarantee of content delivery. OTN technology has emerged as a compelling layer-one protocol and has substantially replaced SONET/SDH in the metro and core. Combined with Wavelength-Division Multiplexing ("WDM") and Dense Wavelength-Division Multiplexing ("DWDM"), OTN allows service providers to support the vast increases in bandwidth requirements at a lower cost per bit and with easier configurability.
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
We believe our early and substantial investments in X-Gene development have given us a unique market position while creating substantial barriers to entry for potential competitors. We commenced our investment in the X-Gene program in 2010, and thereafter actively supported the program's research and development ("R&D") until we were ready to publicly announce our development of the disruptive X-Gene technology in late 2011. During and after this development period, our financial reporting reflected abnormally high R&D expenses relative to ongoing revenue levels. We believe our investment in X-Gene has yielded substantial value for the Company on all fronts. We believe it has given us a unique, differentiated, and sustainable first-mover advantage in the ARM server market. X-Gene also provides growth opportunities in coming years to offset the structural decline in our embedded Power Architecture business, which is the result of an industry-wide transition away from Power Architecture.
We believe that X-Gene is the first ARM 64-bit server solution in production to date. X-Gene provides enterprise class ARM 64-bit high-performance processor cores, memory subsystem, on-chip switch fabric and high-speed networking capabilities that we believe will deliver substantially lower power consumption and significant TCO savings.
As of May 2015, there is a robust hardware and software ecosystem available and in development for X-Gene. The ecosystem includes various software, hardware, systems and services companies that are engaged in the development, adoption or promotion of technology that supports ARM 64-bit server technology.
The ARM 64-bit server software ecosystem is substantially ready and includes operating system, middleware and application layer components. This is exemplified by Red Hat announcing its Partner Early Access Program focused on ARM 64-bit designs, Canonical announcing production versions of Ubuntu operating system and Oracle announcing early Beta of Java Development Kit.
Embedded Computing
New embedded processor products will be based on the ARM ISA, leveraging intellectual property and experience derived from our development of X-Gene. We have secured Tier 1 design wins for embedded products based on ARM 64-bit technology.

As customers migrate away from Power Architecture, we have strategically reallocated development resources towards other market opportunities. As such, we expect our Power Architecture related sales to continue to decline over time. We intend to leverage our existing intellectual property and address embedded opportunities with ARM-based offerings, which we expect will help to eventually offset the expected roll-off of Power Architecture sales.
Connectivity
Our X-Weave family of connectivity products, announced in July 2013, leverages our technology heritage to create products optimized to address challenges in next-generation data centers as well as evolving service provider market requirements.
Data center and enterprise networks continue to deploy computing and storage assets. To address the rapidly increasing volume of information, data center network infrastructures are migrating from 1Gbps Ethernet to 10, 25, 40, 100 and 240Gbps Ethernet. Ethernet is increasingly used for connectivity between processor nodes, semiconductor components, blades, racks and appliances. Our data center connectivity technology portfolio, consisting of optical, backplane and short reach copper solutions, is specifically targeted to provide high-speed connectivity with increased port density, at lower power and operating cost points, to enable greater penetration into the present and future data center infrastructure markets.
In the service provider market segment, emerging metro Ethernet and OTN deployments are driving substantial investments in optical infrastructure. These new deployments are increasingly based on OTN with highly integrated framing, mapping, and multiplexing functions. High-speed physical layer capabilities in combination with our Forward Error Correction (“FEC”) experience play a critical role in providing cost and power-optimized solutions for the leading edge platforms in the Wide Area Network ("WAN").
Products and Customers
We develop products for computing and high-speed connectivity. These products are used in a wide variety of communications and other networking applications such as the infrastructure for data centers, wide area networks, carrier access networks, and enterprise networks.
Most of our products can be grouped into the functional categories listed below.
Server on a Chip Products: X-Gene is the world's first ARM 64-bit Server on a Chip platform in production, featuring eight high-performance cores operating at up to 2.4GHz, coupled with network and storage offload engines and integrated Ethernet. X-Gene represents a new, grounds-up server silicon solution tailored for the rapid growth of structured and unstructured compute requirements in next generation data centers.
Embedded Computing Products: Our embedded processors are deployed in a variety of critical applications in target markets such as wireless LAN, residential, data centers, and enterprise. In networking equipment such as edge, core and enterprise routers, our embedded processors handle overall system maintenance and management functions. Our processors are also targeted at large opportunities in RAID storage processing, multi-function printers and a variety of other embedded applications. Our HeliX® family of products is based on the ARM ISA and represents the future of our new embedded processor offerings.
Connectivity Products: The connectivity portion of our business includes a broad array of physical layer (“PHY”), framer and mapper solutions that are high-speed, high-bandwidth, high-reliability communications products. Our highly integrated framer-PHY silicon solutions transmit and receive signals and are used in high-speed optical network infrastructure equipment. For Optical Transport Network (“OTN”) applications, our framer products incorporate our industry-leading forward error correction ("FEC") technology to significantly improve reach. In July 2013, we announced the X-Weave family of connectivity products, designed to meet the needs of public cloud, private cloud and enterprise data centers. The X-Weave family includes products spanning 100Gbps to 240Gbps of throughput with unique multi-protocol features and high density.
Competition
The X-Gene product family targets existing and emerging hyperscale cloud, scientific and high performance computing, and enterprise applications. Existing data centers currently rely primarily on Xeon® server processors and related chipsets developed and marketed by Intel. As a result, in the cloud and enterprise server markets, we will compete primarily with Intel Xeon, in addition to low-power server silicon products from Intel and a number of ARM-based server silicon vendors with programs in various stages of development, including Advanced Micro Devices ("AMD"), Broadcom, Cavium and Qualcomm. We believe X-Gene is well-positioned to address the performance capabilities and enterprise features demanded by today's cloud infrastructure providers, offering high-speed networking, software-defined networking capabilities and enterprise-class security, along with significant projected TCO savings. We believe X-Gene is a compelling solution in both the existing and emerging cloud and enterprise infrastructure markets.
In the embedded computing silicon solutions market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel.
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
We believe that the principal factors of competition for the markets we serve include product performance and capability, TCO, and time-to-market, as well as engineering expertise, reputation and prior customer satisfaction.
Our ability to successfully compete in these markets will depend on our ability to design and oversee the manufacture of new products that successfully implement new technologies and gain end-market acceptance in a timely and cost-effective manner.
Research and Development ("R&D")
As a high-technology company, the majority of our investment is devoted to R&D. Our R&D expertise and efforts are focused on the development and commercialization of the X-Gene ARM 64-bit Server on a Chip products, HeliX embedded computing products, and high-performance solutions for the communications market. We also develop libraries and design methodologies that are optimized for applications within the Connectivity and Computing markets. Our primary R&D facilities are located in Sunnyvale, California, and Andover, Massachusetts in the United States; Ottawa in Canada; Ho Chi Minh City in Vietnam; and Pune and Bangalore in India. During the fiscal years ended March 31, 2015, 2014 and 2013, we expensed $107.2 million, $146.6 million and $187.4 million, respectively, on R&D activities.
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
Wafer Fabrication
We do not own or operate foundries for the production of silicon wafers from which our products are made. We use external foundries, primarily Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and to a lesser extent, IBM, for our silicon wafer needs. In late 2014, IBM announced that it had agreed to sell its foundry business to GlobalFoundries, which we believe has contributed to the continuing decline in demand for our PowerPC products, which are based on IBM’s Power Architecture. Subcontracting our manufacturing requirements eliminates the high fixed cost of owning and operating a semiconductor wafer fabrication facility and enables us to focus our resources on designing silicon solutions and applications, where we believe we have greater core competencies and competitive advantages.
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
Sales and Marketing
Our sales and marketing strategy is to develop strong, engineering-intensive relationships with our customers’ design teams for the creation of market leading platforms. We maintain close working relationships with these customers to identify and define new products that will meet their requirements in the future. This allows us to often be involved in the early stages of our customers' plans to design new equipment. We sell our products both directly and through a network of independent manufacturers' representatives and distributors. Our direct sales force has strong technical skills. Expert technical support is critical to our customers' success and we provide such support through our field applications engineers, technical marketing team and engineering staff, as well as through our technical support web site.
We augment this strategic account sales approach with U.S. and non-U.S. distributors that service some of our accounts for purchase of standard silicon solutions. Typically, these distributors handle a wide variety of products, including those that compete with our products and fulfill orders for many customers. Most of our sales to distributors are made under agreements allowing for price protection and stock rotation of unsold merchandise. We use market development programs to accelerate the adoption of certain products. Our sales headquarters are located in Sunnyvale, California. We maintain sales offices throughout the world. Information regarding net revenues generated from each category of our products and from our most significant customers and a geographic breakdown of our net revenues is summarized in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.
Backlog
Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customers’ needs. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period.
Intellectual Property
We rely in part on patents to protect our intellectual property (“IP”). We currently hold approximately 328 issued patents, which principally cover aspects of the design and architecture of our integrated circuit ("IC") and enterprise storage products. In addition, we have over 171 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that any of our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, such patents will be found to be valid and enforceable. There also can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us, or that patents issued to others will not have an adverse effect on our ability to do business.
To protect our IP, we also rely on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements. In the United States, our trademarks and registered trademarks include AppliedMicro, AMCC, APM, X-Gene, X-Weave, HeliX, Server on a Chip, Cloud Server, Cloud Processor, OTNsec, Arming the Cloud, HardSilicon, and X-C1, among others. In addition to our IP, we also rely upon licensing certain third-party technologies for the development of our products.
As a general matter, the semiconductor and enterprise storage industries are characterized by substantial litigation regarding patent and other IP rights. In the past we have been, and in the future may be, notified that we may be infringing the IP rights of third parties. In some cases, the third parties have demanded that we pay significant patent license fees in order to avoid litigation asserting IP infringement. To date, we have refused to enter into any such patent license agreements. We have certain indemnification obligations to customers with respect to the infringement of third party IP rights by our products, and have been subject to related indemnification claims in the past. There can be no assurance that infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such claims, if successful, will not have a material adverse effect on our business, financial condition, or operating results. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacture, use and sale of infringing products, discontinue the use of certain processes or obtain a license under the IP rights of the third party claiming infringement. There can be no assurance that a license would be available on reasonable terms, or at all. Any limitations on our ability to market our products, delays and costs associated with redesigning our products, or payments of license fees or litigation judgments to third parties, or failures to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition, and operating results.

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
Employees
As of March 31, 2015, we had 507 full-time employees: 52 in administration, 393 in R&D, 10 in operations and 52 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.
Executive Officers of the Registrant
Our current executive officers and their ages as of March 31, 2015 are as follows:

Name	Age	Position(s)
Paramesh Gopi	46	President and Chief Executive Officer, Member of the Board of Directors
Douglas T. Ahrens	48	Vice President and Chief Financial Officer
L. William Caraccio	56	Vice President, General Counsel and Secretary, Chief Legal Officer
Michael Major	58	Vice President, Corporate Marketing and Human Resources
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
Douglas T. Ahrens joined us in October 2013 as Vice President, Chief Financial Officer. From 2001 to 2013 he was with Maxim Integrated, a leading provider of high performance analog and mixed-signal products for a broad base of end markets and customers, where he held a number of executive positions. Most recently, he was Vice President of Finance, leading the entire finance organization. From 1995 to 2001, he held a number of positions of increasing responsibility at Intel Corporation, one of the largest semiconductor companies in the world. From 1990 to 1993, he was an environmental engineer at Chevron Corporation. Mr. Ahrens holds an MBA from Harvard Business School and a BS in Mechanical Engineering from the University of California, San Diego. He is a Certified Public Accountant (CPA) and a Registered Professional Civil Engineer.
L. William Caraccio joined us in June 2010 as Vice President, General Counsel and Secretary and is our Chief Legal Officer. In December 2002, he was a co-founder of RMI Corporation (formerly Raza Microelectronics, Inc.), a privately held fabless semiconductor company where he was most recently Senior Vice President, General Counsel and Secretary, and, following RMI Corporation’s acquisition by Netlogic Microsystems, Inc. in October 2009, he served a transition role at Netlogic as Senior Counsel until January 2010. From March 2000 to January 2003, he co-founded and was Vice President, General Counsel and Secretary of Foundry Holdings, Inc., an investment firm and incubator of high technology companies. From June 1992 to March 2000, he was at Pillsbury Madison & Sutro LLP (now Pillsbury Winthrop Shaw Pittman LLP), an

international law firm where he was most recently a Partner and co-chair of the firm’s Corporate Securities and Technologies Group. Mr. Caraccio earned his Juris Doctor degree from the University of California, Berkeley and holds a Bachelor of Arts degree from the University of California, Irvine.
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

Our cash, cash equivalents and short-term investments balance as of March 31, 2015 was $75.4 million compared to $83.0 million as of December 31, 2014. During the fiscal year ended March 31, 2015, $9.2 million of cash was used for Veloce acquisition consideration payments. $9.6 million of the $178.5 million in total Veloce acquisition consideration remains to be paid, and our cash balance will likely decrease further depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated. If such were to occur, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital or generate cash. In addition, we may elect to raise additional capital, including without limitation by issuing equity or debt securities, or otherwise attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.
During the fiscal year ended March 31, 2015, our cash used in operating activities was $27.0 million and during the fiscal years ended March 31, 2014 and 2013, our cash used in operating activities was $46.8 million and $34.5 million, respectively. Excluding the acquisition consideration for Veloce, our cash used for operating activities was $17.9 million for the fiscal year ended March 31, 2015. Excluding the acquisition consideration for Veloce, our cash provided by operating activities was $16.8 million for the fiscal year ended March 31, 2014 and our cash used in operating activities was $17.9 million for the fiscal year ended March 31, 2013.
If we are unable to timely develop, market or sell new products or new versions of products to replace our current products, our operating results and competitive position will be materially harmed.
Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors will over time render our existing products less competitive or obsolete. Some of our existing products have experienced weakening overall demand, and revenues from these products can be expected to continue to decline further in subsequent quarters. Accordingly, our future operating results and ability to compete will depend in large part on our ability to develop new products and new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition will be negatively affected. In particular, our inability to productize and generate demand for our X-Gene® Server on a Chip® solutions, our X-Weave® connectivity products and our HeliX® embedded products, and related products, in a timely manner would have a material adverse effect on our operating results and financial condition.
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
We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve widespread market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene, X-Weave and HeliX product families, we are a licensee of the ARM 64-bit architecture and will depend upon our continuing license rights to that instruction set architecture, or ISA, including without limitation the timely delivery by ARM of various updates and other support under the license agreement. The success of our ARM-based products will depend, among other things, on customers’ willingness to incorporate products based on the ARM architecture into their products and systems. For many customers, this would represent a change from their existing technology, and therefore the time frame and magnitude of adoption of ARM-based products such as ours is inherently uncertain. Furthermore, the development and commercialization of new products incorporating ARM architecture could be delayed if the ecosystem partners that rely on this architecture are unable to successfully establish their own operations on a timely basis or if they are unable to work successfully with ARM in developing their products.
Our success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel, our ability to identify, hire and retain additional qualified personnel, and successful succession planning.
Our success depends to a significant extent upon the continued service of our senior management and engineering personnel and successful succession planning. Among other things, our ability to continue our commercialization and next-generation product development efforts for X-Gene and other new products will depend upon the retention of key Veloce personnel. We acquired Veloce in June 2012 pursuant to a merger agreement that provided for payments based on post-closing product development milestones. Our ability to retain key Veloce personnel may be adversely impacted by factors such as the substantial completion of our payment obligations to them under the Veloce merger agreement, the effects of past or future restructuring activities in increasing or changing their workloads, and the impact of recent declines in our stock price on the value of their equity compensation packages. In addition, as our core business and technologies continue to evolve, including without limitation with respect to our growth and expansion into next-generation cloud infrastructure and data center markets, our success will depend on effectively transitioning to certain new management and engineering personnel who are most capable of supporting that evolution. There is intense competition for qualified personnel in the semiconductor industry, in particular design, product and test engineers. We may not be able to continue to identify, attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who may leave our employment.
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
Periods of contraction in our business may also inhibit our ability to attract and retain our personnel. As we respond to declining revenues and/or implement additional cost improvement measures such as reductions in force, our remaining key employees may lose confidence in our future performance and decide to leave. Loss of the services of, or failure to recruit, key design engineers or other technical and management personnel could be significantly detrimental to our product development or other aspects of our business. To manage our operations effectively, we will be required to continue to improve our operational, financial and management systems and to successfully hire, train, motivate, manage and retain our employees.
If we issue additional shares of stock in the future, it may have a dilutive effect on our stockholders.
We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include raising equity capital from strategic, institutional or other investors, making acquisitions (including, without limitation, discharging our remaining purchase price obligations in the Veloce acquisition) through the use of stock, and adopting additional equity incentive plans. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. Currently, we have the ability to issue up to 2.2 million additional shares of our common stock as Veloce acquisition consideration without obtaining stockholder approval. In the event stockholder approval is required but not obtained, we likely will be forced to use a greater portion of our cash than currently anticipated in order to satisfy our Veloce payment obligations. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, and our available cash balances and liquidity requirements as of such dates, some of which are not determinable at this time. In addition, it is likely during fiscal year 2016 that we will need to increase the size of the common stock share reserve available under the 2011 Equity Incentive Plan in order to enable sufficient future equity grants to attract and retain key employees and service providers, and we currently intend to request stockholder approval of such an increase at the 2015 Annual Meeting of Stockholders,.
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
We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel. Intel also offers lower-performance products for lower-intensity data center applications. As a result, Intel is a significant competitor in the cloud and enterprise server infrastructure market. In addition to Intel, in the cloud and enterprise server market, we will compete with a number of ARM-based server silicon vendors, including AMD, Broadcom, Cavium and Qualcomm. In the embedded computing silicon solutions market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. In addition, some of our customers and potential customers have internal integrated circuit design or manufacturing capabilities with which we compete. In the connectivity silicon solutions market segment, we compete primarily against companies such as Broadcom, Inphi and PMC-Sierra. Many of these companies have substantially greater financial, marketing and distribution resources than we have. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment.

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

•
potential foundry shortages when we commence volume manufacturing of new products, especially those with 28nm or anticipated smaller geometry technologies or using more complicated manufacturing process technologies, which could delay the supply of products to our customers.

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
Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs and similar activities may continue in the future. For example, our Board of Directors approved reductions in force of between 5% and 10% of our workforce on four occasions from December 2012 to January 2015, the most recent of which was substantially implemented during the fourth quarter of fiscal 2015. Additional reductions in force and senior level employee replacements may be required as we continue to realign our business organization, operations and product lines. Employees whose positions were or will be eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any restructuring effort could also cause disruptions with customers and other business partners, divert the attention of our management away from our operations, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase our expenses, increase the workload placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, if we continue to reduce our workforce, it may adversely impact our ability to respond rapidly to new growth opportunities or to remain competitive.

We may experience difficulties in transitioning to smaller geometry processes or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.
We may not be able to achieve higher levels of design integration or deliver new integrated circuit products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. As smaller line-width geometry processes, such as 14 or 16 nanometer FinFET, are introduced to and become more prevalent in the industry, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to smaller geometries.
Shifting to smaller geometry process technologies and new manufacturing processes often results in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to smaller geometries is inherently more expensive, and as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face these difficulties, delays and expenses with respect to the 28 nanometer and smaller versions of X-Gene and X-Weave and as we continue to transition our other products to smaller geometry processes. Transitions to more sophisticated designs and processes, such as FinFET, could result in similar difficulties. We are dependent on our relationships with our foundries to transition to smaller geometry processes and new designs successfully and at competitive pricing. We cannot assure you that our foundries will be able to effectively manage these transitions or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays or difficulties in these transitions or fail to implement them at competitive pricing, our business, financial condition and results of operations could be materially and adversely affected.
The gross margins for our products could decrease rapidly or not increase as forecasted, which would negatively impact our business, financial conditions and results of operations.
The gross margins for our solutions have declined in the past and may do so again in the future. Factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in higher-volume markets, new product introductions by us or our competitors, the overall mix of our products sold during a particular quarter, and other factors. From time to time, for strategic reasons, we may accept orders at less than optimal gross margins in order to facilitate the introduction of new products or the market penetration of existing products. We may also accept orders at less than optimal gross margins to encourage customers to order sooner or in larger quantities than previously anticipated. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. If the gross margins for our products decline or not increase as anticipated and we are unable to offset those reductions, our business, financial condition and results of operations will be materially and adversely affected.
Adverse economic and financial market conditions could harm our revenues, operating results and financial condition.
Our business has been negatively affected by occasional downturns in the economies of the United States and other countries, including one in recent years that continues to cause unstable economic conditions in certain countries, including several countries in Europe. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global economic and market conditions persist, or if the recent rebound in the U.S. economy deteriorates, our business, operating results and financial condition could suffer materially, which in turn could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies. Because we expect to depend on new products for a substantial portion of our future revenues, this could have a material and adverse effect on us.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are generally classified as available-for-sale and, consequently, are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income. Our portfolio primarily includes fixed income securities, closed end bond funds and mutual funds, the values of which are subject to market price volatility. If our portfolio’s market value declines, we may need to record impairment charges to our earnings. During the fiscal years ended March 31, 2015 and March 31, 2014, we did not record any other-than-temporary impairment charges of our short-term investments and marketable securities. During the fiscal year ended March 31, 2013, we recorded $1.1 million in other-than-temporary impairment charges of our short-term investments and marketable securities. If market prices continue to decline or securities continue to be in a loss position over time, we may recognize impairments in the fair value of our investments.

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
Generally to enhance our intellectual property, or IP, portfolio and to augment our R&D resources, we have invested, and may continue to invest, in privately-held companies, most of which can still be considered to be in startup or developmental stages. These investments are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. In some cases, we have determined to write off all or substantially all of the value of our investment, and similar risks exist with respect to the other companies in which we have invested.
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

Each of our Connectivity and Computing product families faces industry-specific challenges, in addition to the risks applicable to our business as a whole. For our Connectivity products, order patterns historically have been uneven from period to period. The unpredictable nature of demand in this sector makes it more difficult to forecast our revenues, and may cause us to incur additional expenses for inventory that may need to be written off. Our Connectivity product lines are also subject to technology transitions within the communications industry. For example, now that the communications industry has completed its shift away from the SONET/SDH standard to the higher speed, lower power optical transport network (OTN) standard, substantially all of our new Connectivity product designs utilize the OTN standard. However, as a result of this transition, many of our older, SONET-based Connectivity products are experiencing declining sales, while our newer Connectivity products, such as the X-Weave product family, have not yet generated significant revenue. Moreover, the transition to OTN, resulting in higher sales volumes and increased competition from integrated solutions providers, is in turn leading to price and margin erosion challenges. The introduction of other technological standards may also affect demand for our products. For our Computing business, as well, the migration of the networking industry away from products utilizing the PowerPC architecture and towards products utilizing other architectures such as ARM, has presented challenges. In line with such migration, we are no longer introducing new PowerPC product designs and are reducing our resources equipped to support our older PowerPC product lines. Moreover, as many of our older, PowerPC-based Computing products are experiencing declining sales, we will increasingly depend on revenues from our new ARM-based products, such as the X-Gene product family and our HeliX embedded products. If we are unable to develop and deliver new Connectivity and Computing products that meet changing customer needs and generate sufficient revenue to offset the decline in sales of our older product lines, our business, results of operations and financial condition would be materially and adversely affected. Our sales of Connectivity and Computing products are also concentrated among a few large customers. Changes in a large customer’s financial condition, budgeting or technology strategy may materially affect our sales and could result in our holding higher than expected unsold inventory, which could result in higher expenses.
Our business may suffer due to downturns in the technology industry, which is cyclical.
The technology equipment industry is cyclical and has in the past experienced significant and extended downturns. The most recent downturn caused a reduction in capital spending on information technology generally, which affected demand for our products. Future downturns may materially and adversely affect our business, operating results and financial condition. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet and other communications services. We are also developing and introducing new Cloud Servers for the internet and data center markets. If those end markets fail to grow as expected, or experience downturns, demand for our products would be reduced.
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
Sales to distributors accounted for 54%, 54% and 66% of our revenues for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Our largest distributor accounted for 26%, 27% and 27% of our revenues for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.
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
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that accounted for at least 10% of total net revenues were as follows:

	Fiscal Years Ended March 31,
	2015	2014	2013
Wintec (global logistics provider)*	20%	22%	19%
Avnet (distributor)	26%	27%	27%
* Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
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
From time to time, we may discuss our “book-to-bill” ratio with analysts and investors, or include it in other public disclosures. The book-to-bill ratio, which is commonly used by investors to compare and evaluate technology and semiconductor companies, is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether we have more orders than we delivered (if greater than 1), have the same amount of orders than we delivered (equals 1), or have less orders than we delivered (under 1). Though the ratio provides a general indicator of whether orders (bookings) are rising or falling at a particular point in time, it does not consider the timing of, or if the order will result in, future revenues or the effect of changing lead times and product phase-out decisions on bookings. As lead times increase, customers will place orders sooner, and when we declare a product to be “end-of-life,” customers may place final, non-recurring orders for such product, thereby increasing our bookings and book-to-bill ratio in the near term. Due to the limitations of this ratio, we recommend that investors do not place undue emphasis on it when evaluating a potential investment in our common stock.
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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets, and we recorded significant impairment charges against these assets in our previous financial statements. At March 31, 2015, we had $11.4 million of goodwill. Although we had no purchased intangible assets at March 31, 2015, we may be required to take significant charges as a result of impairment to the carrying value of any goodwill or purchased intangible assets that we may record in the future.
We have expended significant effort and expense on divestitures, and may do so in the future. For example, in April 2013, we completed the sale of 100% of the issued and outstanding shares of TPack A/S, a wholly-owned subsidiary of us, and certain intellectual property assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, payable in cash. In January 2013, we sold certain assets relating to our active optical technology platform to Volex Plc for a purchase price of $2.0 million. We may be unable to accomplish future strategic divestitures on favorable terms or at all.
Our industry and markets are subject to consolidation, which may result in stronger competitors, fewer customers and reduced demand.
There has been and continues to be industry consolidation among communications IC companies, network equipment companies and telecommunications companies, such as the acquisition of Acme Packet by Oracle in April 2013, Passif Semiconductor by Apple in July 2013, Volterra Semiconductor by Maxim Integrated in October 2013, Tellabs by Marlin Equity Partners in November 2013, LSI Corporation by Avago Technologies in May 2014, Cortina’s networking and optical transport product lines by Inphi in October 2014 and Emulex Corporation by Avago Technologies in May 2015. In addition, Calxeda, a privately-held developer of ARM-based processors, shut down in late 2013. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. In addition, we may become a target for a company looking to improve its competitive position through acquisition. Consolidation may result in stronger competitors, fewer customers and reduced demand for our products, which in turn could have a material adverse effect on our business, operating results, and financial condition.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are recorded on our consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive (loss) income, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. As of March 31, 2015 the unrealized losses on these securities that were not previously written down as an other-than-temporary impairment charge were $0.1 million, of which a majority amount has been at an unrealized loss for more than 12 months. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
A significant majority of our sales are made outside of the U.S. through the exporting and re-exporting of products. In addition to local jurisdictions' export regulations, our U.S.-manufactured products and products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports. These laws and regulations include, but are not limited to, the Export Administration Regulations, and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. Licenses or proper license exceptions are required for the shipment of our products to certain countries as well as for the transfer of certain information and technology to certain foreign countries, foreign nationals or other prohibited persons within the United States or abroad. A determination by the U.S. or local government that we have failed to comply with these or other import or export regulations can result in penalties which may include denial of import or export privileges, fines, civil and criminal penalties and seizure of products. Such penalties could have a material adverse effect on our business, including our ability to meet our sales and earnings forecasts. Further, a change in these laws and regulations could restrict our ability to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products will be implemented by the United States or other countries.
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
Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2015. We cannot be certain in future periods that any control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified by us or our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, and we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to report our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a restatement as we have in the past of our financial statements. Any restatement or actual or perceived weakness or adverse conditions in our internal control over financial reporting, or in management's assessment thereof, could result in a loss of public confidence in our reported financial information, and have a material adverse effect on our business, the market price of our common stock, and our ability to access capital markets, and may result in litigation claims, regulatory actions and diversion of management attention and resources.
Our ability to supply a sufficient number of products to meet customer demand, and customer demand itself, could be severely hampered by natural disasters or other catastrophes, the effects of war, acts of terrorism, global threats or shortages of water, electricity or other supplies.
A significant portion of our R&D and supply chain operations are located in Asia. These areas are subject to natural disasters such as earthquakes, floods and tsunamis, like those that struck Japan and Thailand. In addition, our headquarters in California are located in areas containing known earthquake fault lines. We do not have earthquake insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster, shortage of water or other catastrophic event affecting us, our suppliers or our customers could have a material adverse impact on our business, financial condition and operating results.
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
We and the third-party contract manufacturers we utilize are subject to a variety of U.S. federal, state and local and foreign governmental regulations related to the use, storage, discharge and disposal of toxic, volatile or otherwise hazardous chemicals used in our manufacturing process. Any failure to comply with present or future regulations could result in the imposition of fines, the suspension of production or a cessation of operations. These regulations could require us or our contract manufacturers to acquire costly equipment or incur other significant expenses to comply with environmental regulations or clean up prior discharges.
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
Our stock price is volatile.
The market price of our common stock has fluctuated significantly. For example, our stock’s closing price declined from $9.90 per share on March 31, 2014 to $5.10 per share on March 31, 2015. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to:

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
Our corporate headquarters are located in Sunnyvale, California, where we currently lease approximately 97,000 square feet. The facility contains administration, sales and marketing, research and development and operations functions. The lease expires in August 2015. Upon such expiration date, we currently anticipate moving our corporate headquarters to Santa Clara, California, where we have leased approximately 55,000 square feet.
We lease additional domestic facilities in Andover, Massachusetts. Our foreign leased locations consist of the following: Ottawa, Canada; Tokyo, Japan; Beijing, Shenzhen and Shanghai, the People’s Republic of China; Taipei, Taiwan; Ho Chi Minh City, Vietnam; and Pune and Bangalore, India.
Our domestic and international leased facilities currently comprise an aggregate of approximately 226,000 square feet. These facilities have lease terms expiring between 2015 and 2018. We believe that the facilities under lease by us will be adequate for at least the next 12 months.
For additional information regarding our obligations under property leases, see Note 8, Commitments and Contingencies, to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits, Financial Statement Schedules, of this Annual Report.

Item 3.	Legal Proceedings.
The information set forth under Note 8, Commitments and Contingencies, to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report, is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Select Market under the symbol AMCC. The following table sets forth the high and low closing sales prices of our common stock as reported by Nasdaq for the periods indicated.

Fiscal Year Ended March 31, 2015	High	Low
First Quarter	$11.70	$8.55
Second Quarter	$11.05	$6.78
Third Quarter	$7.22	$5.66
Fourth Quarter	$6.52	$4.70

Fiscal Year Ended March 31, 2014	High	Low
First Quarter	$9.73	$6.72
Second Quarter	$12.93	$8.60
Third Quarter	$14.29	$10.53
Fourth Quarter	$12.93	$9.49
At May 14, 2015, there were approximately 180 holders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by the record holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
During the fiscal year ended March 31, 2015, we issued 1,054,482 shares of common stock to former holders of Veloce common stock, common stock options and stock equivalents pursuant to the Veloce merger agreement, as described above. These shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(10) of the Securities Act.
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
The graph below matches Applied Micro Circuits Corporation’s cumulative five-year total stockholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, the NASDAQ Telecommunications index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2010 to March 31, 2015.

The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ending March 31,
	2010	2011	2012	2013	2014	2015
Applied Micro Circuits Corporation	100.00	120.28	80.42	85.98	114.72	59.10
S&P 500	100.00	115.65	125.52	143.05	174.31	196.51
NASDAQ Composite	100.00	116.88	132.91	143.55	188.17	219.78
NASDAQ Telecommunications	100.00	100.68	97.60	103.52	130.88	137.97
NASDAQ Electronic Components	100.00	115.32	118.45	110.39	147.99	182.03

Item 6.	Selected Financial Data.
The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2015. You should read the selected financial data set forth in the table below, together with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report (in thousands, except per share amounts).

	Fiscal Years Ended March 31,
	2015	2014	2013	2012	2011
Consolidated Statement of Operations Data:
Net revenues	$165,011	$216,150	$195,642	$230,887	$247,710
Cost of revenues	69,297	85,189	83,048	98,804	95,282
Gross profit	95,714	130,961	112,594	132,083	152,428
Operating expenses:
Research and development	107,220	146,579	187,419	175,656	108,732
Selling, general and administrative	33,643	38,927	51,684	45,794	49,173
Gain on sale of TPack	—	(19,699)	—	—	—
Gain on sale of building	—	(25,815)	—	—	—
Amortization of purchased intangible assets	104	316	1,926	3,202	5,285
Restructuring	5,421	1,134	6,435	875	532
Total operating expenses	146,388	141,442	247,464	225,527	163,722
Operating loss	(50,674)	(10,481)	(134,870)	(93,444)	(11,294)
Net realized gain on short-term investments and interest income, net	2,764	5,052	2,595	4,247	9,890
Other (expense) income, net	(3,056)	354	(2,394)	7,437	797
Loss before income taxes	(50,966)	(5,075)	(134,669)	(81,760)	(607)
Income tax expense (benefit)	1,092	619	(554)	928	399
Net loss	$(52,058)	$(5,694)	$(134,115)	$(82,688)	$(1,006)
Basic and diluted net loss per share	$(0.66)	$(0.08)	$(2.06)	$(1.33)	$(0.02)
Shares used in calculating basic and diluted net loss per share	78,814	72,897	65,258	62,245	65,160
	Fiscal Years Ended March 31,
	2015	2014	2013	2012	2011
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$75,358	$106,583	$85,476	$113,846	$168,051
Working capital	$96,652	$112,351	$26,860	$118,575	$186,117
Total assets	$158,863	$207,536	$211,380	$269,052	$308,657
Total current liabilities	$31,467	$55,155	$114,089	$72,286	$46,847
Total stockholders’ equity	$123,105	$149,236	$81,504	$169,236	$261,810

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2015. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.
This MD&A should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements that are subject to risks and uncertainties. Refer to the Cautionary Statement about Forward-Looking Statements on page 1 for further details.
OVERVIEW
The Company
Applied Micro Circuits Corporation (the “Company”, “we” or “our”) is a global leader in solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long haul communications equipment.

Our corporate headquarters are located in Sunnyvale, California. Sales and engineering offices are located throughout the world. We serve two target markets, Computing and Connectivity. Our products include the X-Gene® ARM® 64-bit Server on a Chip® solution, or X-Gene. The X-Gene family of products targets existing and emerging hyperscale cloud data center, scientific and high performance computing and enterprise applications. X-Gene is the world's first ARM 64-bit Server on a Chip platform in production. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud data center silicon market by addressing the need for high performance, lower power, and lower total cost of ownership (“TCO”).

As part of our current business, we offer a line of embedded computing products based on Power Architecture, sometimes referred to as PowerPC products. Our HeliX® family of embedded products is based on the ARM Instruction Set Architecture (“ISA”) and represents the future of our new embedded processor offerings, as sales of our legacy PowerPC products continue to be in secular decline. Our embedded processor products are currently deployed in applications such as control- and data-plane functionality, wireless access points, residential gateways, wireless base stations, storage controllers, network attached storage, network switches and routing products, and multi-function printers.

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

Since the start of fiscal 2013, we have invested a total of $441.2 million in the Research and Development ("R&D") of new products, including high-speed, high-bandwidth, and low-power products that often combine the functions of multiple existing products into single highly-integrated solutions. A considerable portion of this investment is directed to our ARM 64-bit based server product development. Our products and our customers’ products are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, some major products in development during the last few years have not yet started to generate significant revenues. In addition, demand for our products can be impacted by economic downturns, cyclicality in the telecommunications market, competitive and technological developments, and other factors described elsewhere in this Annual Report.
Acquisition of Veloce
On June 20, 2012, we completed the acquisition of Veloce. Veloce has been developing specific ARM-based technology for us. The total purchase consideration for Veloce was $178.5 million based on the benchmarks achieved during product simulations. For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense in the Consolidated Statement of Operations. Veloce completed all three performance milestones relating to the project as of March 31, 2014 and the total consideration relating to the three performance milestones in the amount of $178.5 million has been recognized as R&D expense as of March 31, 2015.
As of March 31, 2015, $168.9 million has been paid and we expect that an additional $1.0 million will be paid in cash and stock by June 30, 2015. The $168.9 million paid to date includes $89.3 million in cash and the issuance of 10.7 million shares of common stock valued at $79.6 million. The consideration not yet paid of $9.6 million can be settled in cash or our common stock (or a combination of cash and stock), at our election. Refer to Note 4, Veloce, to the Consolidated Financial Statements for further details.

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with GAAP in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. See Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for details. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our Consolidated Financial Statements.
Investments

We hold a variety of securities in our investment portfolio. We review our investment portfolio periodically to assess for other-than-temporary impairment. We assess the impairment of our investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment primarily including the duration and extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization) and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If we do not intend to sell the security, we shall consider available evidence to assess whether it is more likely than not, we will be required to sell the security before the recovery of the amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that we are required to sell the security before recovery of the amortized cost basis, an other-than-temporary impairment is considered to have occurred. We use present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. We will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Refer to Note 2, Investments, to the Consolidated Financial Statements for additional information.
Inventories

Our policy is to value inventories at the lower of cost or market on a part-by-part basis, with cost being determined based on the first-in, first-out method. This policy requires us to make estimates regarding the market value of our inventories, including an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. If our future demand is lower than our inventory balance, we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. The written down value of the inventory becomes its new cost basis, and the cost basis for such inventory is not marked-up if market conditions improve. This accounting is consistent with the guidance provided by Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 330.
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the fair value of purchase consideration over the fair values of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is reviewed annually or more frequently if impairment indicators arise. We elected to use the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. As part of our qualitative assessment, we evaluated and determined that our market capitalization was well in excess of our book value and based on this and other qualitative factors determined that there was no goodwill impairment as of and for the fiscal year ended March 31, 2015.

Our long-lived assets consist of property, plant and equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets ranging from 1 to 5 years using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the term of the related lease or its estimated useful life. We review our long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. In addition, we assess our long-lived assets for impairment if they are abandoned. There was no impairment of long-lived assets other than the write-off of a mask set of $2.6 million relating to a restructuring plan during the fiscal year ended March 31, 2015. There was no impairment during the fiscal year ended March 31, 2014. Refer to the paragraph below, Mask Costs, and Note 7, Restructuring, to the Consolidated Financial Statements for additional information.

Revenue Recognition

We recognize revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred and title and risk of loss have transferred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. We consider the price to be determinable when the price is not subject to refund or adjustments or when any such adjustments can be estimated. We evaluate the creditworthiness of our customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances and is recognized upon shipment. These estimates are based on our experience with the contractual terms of the competitive pricing and rebate programs and stock rotations.
From time to time, we generate revenue from the sale of internally developed intellectual property ("IP") and royalty revenues from the sale of our customers' products that contain our technology. We generally recognize revenue from the sale of IP and from royalties when all four basic criteria outlined above are met.

Mask Costs

We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, such costs are capitalized as property and equipment under machinery and equipment. When our related product is released to production, the mask costs are amortized as cost of sales over three years, representing the estimated production period of the product. We periodically reassess the estimated production period for specific mask sets capitalized. During the fiscal years ended March 31, 2015 and 2014, total mask costs capitalized were $5.9 million and $6.4 million, respectively. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We also periodically assess capitalized mask costs for impairment. As a result of recent restructuring, we recorded an impairment charge of a capitalized mask set of $2.6 million during the fiscal year ended March 31, 2015. There were no impairments during the fiscal year ended March 31, 2014. Refer to Note 7, Restructuring, to the Consolidated Financial Statements for additional information.

Stock-Based Compensation Expense

Stock-based compensation cost is measured at the grant date based on the fair value of the award. The fair value of restricted stock units ("RSUs") is estimated using our stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including our stock price on the date of grant, volatility over the term of the awards, actual and projected employee stock option exercise behaviors and risk free interest rate. Our market stock units ("MSUs") were valued using the Monte Carlo pricing model, which uses our stock price, the applicable stock index price, expected volatilities of our stock price and the Index, correlation coefficients and risk free interest rates to determine the fair value.

RESULTS OF OPERATIONS
Summary Financials
The following table presents a summary of our results of operations for the fiscal years ended March 31, 2015 and 2014 (dollars in thousands):

	Fiscal Year Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$165,011	100.0%	$216,150	100.0%	$(51,139)	(23.7)%
Cost of revenues	69,297	42.0	85,189	39.4	(15,892)	(18.7)%
Gross profit	95,714	58.0	130,961	60.6	(35,247)	(26.9)%
Total operating expenses *	146,388	88.7	141,442	65.4	4,946	3.5%
Operating loss	(50,674)	(30.7)	(10,481)	(4.8)	40,193	383.5%
Net realized gain on short-term investments and interest and other (expense) income, net	(292)	(0.2)	5,406	2.5	(5,698)	(105.4)%
Loss before income taxes	(50,966)	(30.9)	(5,075)	(2.3)	45,891	904.3%
Income tax expense	1,092	0.7	619	0.3	473	76.4%
Net loss	$(52,058)	(31.6)%	$(5,694)	(2.6)%	$46,364	814.3%
* Total operating expense for the fiscal year ended March 31, 2014 included a gain on sale of TPack of $19.7 million and a gain on sale of building of $ 25.8 million.
The following table presents a summary of our results of operations for the fiscal years ended March 31, 2014 and 2013 (dollars in thousands):

	Fiscal Year Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$216,150	100.0%	$195,642	100.0%	$20,508	10.5%
Cost of revenues	85,189	39.4	83,048	42.4	2,141	2.6%
Gross profit	130,961	60.6	112,594	57.6	18,367	16.3%
Total operating expenses	141,442	65.4	247,464	126.5	(106,022)	(42.8)%
Operating loss	(10,481)	(4.8)	(134,870)	(68.9)	(124,389)	(92.2)%
Net realized gain on short-term investments and interest and other income, net	5,406	2.5	201	0.1	5,205	2,589.6%
Loss before income taxes	(5,075)	(2.3)	(134,669)	(68.8)	(129,594)	(96.2)%
Income tax expense (benefit)	619	0.3	(554)	(0.3)	1,173	(211.7)%
Net loss	$(5,694)	(2.5)%	$(134,115)	(68.6)%	$(128,421)	(95.8)%

Net Revenues. We generate revenues primarily through sales of our integrated circuit, or IC, products and printed circuit board assemblies to original equipment manufacturers, or OEMs, who in turn supply their equipment principally to data centers and communications service providers.

We classify our revenues into two categories, Connectivity and Computing, based on the markets that the underlying products serve. We use information from each category to analyze our performance and success in the related markets, including our strategy to focus on the transition to the high-growth data center market. As an ongoing part of our business, from time to time we seek to monetize our IP investments through IP licensing or sales arrangements with customers, suppliers and other business partners that have operations beyond IP licensing.

For the fiscal years ended March 31, 2015, 2014 and 2013, our OTN and 10Gbps or faster Ethernet products represented 92%, 86% and 74%, respectively, of our Connectivity revenues, and our SONET/SDH and legacy switch products represented 8%, 14% and 26%, respectively, of our Connectivity revenues. We expect our SONET/SDH and legacy switch products to continue to decline, as Connectivity customers continue to transition to higher speed, lower power products.

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Fiscal Years Ended March 31,
	2015	2014	2013
Wintec (global logistics provider)*	20%	22%	19%
Avnet (distributor)	26%	27%	27%

* Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
We expect that our largest customers collectively will continue to account for a substantial portion of our net revenues for the foreseeable future.
Based on ship to location, net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2015		2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$70,977	43.1%	$101,275	46.9%	$79,930	40.9%
Taiwan	13,099	7.9	13,405	6.2	22,684	11.6
Hong Kong	21,808	13.2	21,477	9.9	22,044	11.3
China	982	0.6	6,085	2.8	2,053	1.0
Europe	24,728	15.0	33,625	15.6	35,216	18.0
Japan	22,974	13.9	23,125	10.7	13,237	6.8
Malaysia	4,666	2.8	5,788	2.7	4,733	2.4
Singapore	5,594	3.4	9,745	4.5	10,399	5.3
Other Asia	173	0.1	1,217	0.6	4,621	2.4
Other	10	—	408	0.1	725	0.3
	$165,011	100.0%	$216,150	100.0%	$195,642	100.0%

Cost of Revenues. Cost of revenues consists primarily of the cost of semiconductor wafers and other materials, and the cost of assembly and test. Cost of revenues also includes personnel related costs (including stock-based compensation) and overhead related to our operations.
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

Comparison of the Fiscal Year Ended March 31, 2015 to the Fiscal Year Ended March 31, 2014
Net Revenues. Net revenues for the fiscal year ended March 31, 2015 were $165.0 million, representing an decrease of 23.7% from net revenues of $216.2 million for the fiscal year ended March 31, 2014. The following table presents revenues for the Computing and Connectivity end markets (dollars in thousands):

	Fiscal Years Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Computing	$65,707	39.8%	$107,665	49.8%	$(41,958)	(39.0)%
Connectivity	99,304	60.2	108,485	50.2	(9,181)	(8.5)%
	$165,011	100.0%	$216,150	100.0%	$(51,139)	(23.7)%

During the fiscal year ended March 31, 2015, our Computing and Connectivity revenues decreased by 39.0% and 8.5%, respectively, compared to the fiscal year ended March 31, 2014. Our Computing revenues reflected the continuing decline in sales of PowerPC-based products, as the networking industry migrates away from the PowerPC architecture and we continue to focus our resources on products based on the ARM architecture, which has not yet generated significant revenue. In addition, the decrease in Computing revenues during the fiscal year ended March 31, 2015, compared to the fiscal year ended March 31, 2014, was due in part to a significant end-of-life order placed during the fiscal year ended March 31, 2014. The decrease in Connectivity revenues during the fiscal year ended March 31, 2015, compared to the fiscal year ended March 31, 2014, was due to softness in telecommunications service provider demand for systems incorporating our products, resulting in a decline in business for our products targeting that market, partially offset by an increase in revenue from the sale and licensing of IP.

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2015 and 2014 (dollars in thousands):

	Fiscal Years Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$165,011	100.0%	$216,150	100.0%	$(51,139)	(23.7)%
Cost of revenues	69,297	42.0	85,189	39.4	(15,892)	(18.7)%
Gross profit	$95,714	58.0%	$130,961	60.6%	$(35,247)	(26.9)%

The gross profit percentage for the fiscal year ended March 31, 2015 decreased to 58.0%, compared to 60.6% for the fiscal year ended March 31, 2014. The decrease in our gross profit percentage was primarily due to unfavorable product mix, partially offset by the favorable impact of the increase in higher margin revenue from the sale and licensing of IP.

The gross margins for our solutions have declined from time to time in the past. Factors that have caused downward pressure on gross margins for our products include competitive pricing pressures, unfavorable product mix, the cost sensitivity of our customers particularly in the higher-volume markets, new product introductions by us or our competitors and capacity constraints in our supply chain. For strategic reasons, from time to time, we may accept initial orders at less than optimal gross margins in order to facilitate the introduction and/or market penetration of our new or existing products. We may also accept orders for older products at less than optimal gross margins to encourage customers to order sooner or in larger quantities than previously anticipated. To maintain acceptable operating results, we seek to offset any reduction in gross margins of our products by reducing operating costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. In addition, our margins may fluctuate from period to period based on the timing and amount of any IP licensing or sales arrangements that we may undertake. Although historically these arrangements have provided us with higher-margin revenues, we cannot predict the frequency or extent to which we will engage in them in the future.

Research and Development, Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the fiscal years ended March 31, 2015 and 2014 (dollars in thousands):

	Fiscal Years Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$107,220	65.0%	$146,579	67.8%	$(39,359)	(26.9)%
Selling, general and administrative	$33,643	20.4%	$38,927	18.0%	$(5,284)	(13.6)%
Research and Development. The decrease in R&D expense of 26.9% or $39.4 million for the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014 was mainly due to a $33.5 million decrease in Veloce consideration related expenses and a $8.9 million decrease in personnel costs, partially offset by a $5.4 million increase in stock-based compensation expense.
R&D expense recognized in connection with the Veloce consideration was $9.2 million and $42.7 million during the fiscal years ended March 31, 2015 and 2014, respectively. Refer to Note 4, Veloce, to Consolidated Financial Statements for further details.
Selling, General and Administrative. The decrease in SG&A expense of 13.6% or $5.3 million during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014 was mainly due to a $3.8 million decrease in stock-based compensation expense and a $2.2 million decrease in personnel costs.
Stock-Based Compensation. The following table presents stock-based compensation expense for the fiscal years ended March 31, 2015 and 2014, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Cost of revenues	$290	0.2%	$444	0.2%	$(154)	(34.7)%
Research and development	11,657	7.1	6,371	2.9	5,286	83.0%
Selling, general and administrative	6,358	3.9	10,206	4.7	(3,848)	(37.7)%
	$18,305	11.2%	$17,021	7.8%	$1,284	7.5%
The increase in stock-based compensation of 7.5% during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014 was primarily due to the higher expense associated with RSU grants with two-year vesting, as opposed to our typical four-year vesting periods, during the fiscal year ended March 31, 2015, partially offset by the expense relating to Dr. Gopi's 200,000 RSUs that were vested on the grant date and the expense relating to the annual incentive compensation plan during the fiscal year ended March 31, 2014.
Net Realized Gain on Short-Term Investments and Interest and Other (Expense) Income, Net. The following table presents net realized gain on short-term investments and interest and other (expense) income, net for the fiscal years ended March 31, 2015 and 2014 (dollars in thousands):

	Fiscal Years Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net realized gain on short-term investments and interest income, net	$2,764	1.7%	$5,052	2.3%	$(2,288)	(45.3)%
Other (expense) income, net	$(3,056)	(1.9)%	$354	0.2%	$(3,410)	963.3%
Net Realized Gain on Short-Term Investments and Interest Income, Net. The decrease in net realized gain on short-term investments and interest income, net during the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014 was primarily due to a decrease in realized gains from the sale of short-term investments and marketable securities of $2.0 million during the fiscal year ended March 31, 2015.
Other (Expense) Income, Net. The decrease in other (expense) income, net for the fiscal year ended March 31, 2015 compared to the fiscal year ended March 31, 2014 was primarily due to an impairment charge of $3.0 million with respect to certain strategic investments during the fiscal year ended March 31, 2015. Refer to Note 3, Certain Financial Statement Information, to the Consolidated Financial Statements for details.
Income Taxes. The federal statutory income tax rate was 35% each for the fiscal years ended March 31, 2015 and 2014. The effective tax rate differs from the federal statutory income tax rate of 35% primarily due to foreign income tax and the valuation allowance against our domestic deferred tax assets. Income tax expense recorded for the fiscal year ended March 31, 2015 was $1.1 million compared to $0.6 million for the fiscal year ended March 31, 2014. The increase in tax expense in fiscal 2015 versus fiscal 2014 was primarily due to an increase in foreign income taxes related to foreign licensing fees.

Comparison of the Fiscal Year Ended March 31, 2014 to the Fiscal Year Ended March 31, 2013
Net Revenues. Net revenues for the fiscal year ended March 31, 2014 were $216.2 million, representing an increase of 10.5% from the net revenues of $195.6 million for the fiscal years ended March 31, 2013. The following table presents revenues for the Computing and Connectivity end markets (dollars in thousands):

	Fiscal Years Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Computing	$107,665	49.8%	$104,952	53.6%	$2,713	2.6%
Connectivity	108,485	50.2	90,690	46.4	17,795	19.6%
	$216,150	100.0%	$195,642	100.0%	$20,508	10.5%

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

Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the fiscal years ended March 31, 2014 and 2013 (dollars in thousands):

	Fiscal Years Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Net revenues	$216,150	100.0%	$195,642	100.0%	$20,508	10.5%
Cost of revenues	85,189	39.4	83,048	42.4	2,141	2.6%
Gross profit	$130,961	60.6%	$112,594	57.6%	$18,367	16.3%

The gross profit percentage for the fiscal year ended March 31, 2014 increased to 60.6%, compared to 57.6% for the fiscal year ended March 31, 2013. The increase in our gross profit percentage was primarily due to favorable product mix and the absorption of fixed costs across higher overall revenues.
Research and Development, Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the fiscal years ended March 31, 2014 and 2013 (dollars in thousands):

	Fiscal Years Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$146,579	67.8%	$187,419	95.8%	$(40,840)	(21.8)%
Selling, general and administrative	$38,927	18.0%	$51,684	26.4%	$(12,757)	(24.7)%

Research and Development. The decrease of 21.8% or $40.8 million of R&D expenses for the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 was mainly due to a $23.5 million decrease in Veloce consideration related expenses, a $9.3 million decrease in personnel costs and a $5.4 million decrease in stock-based compensation expense. Research and development expense recognized in connection with the Veloce consideration was $42.7 million and $66.2 million during the fiscal years ended March 31, 2014 and 2013, respectively. Refer to Note 4, Veloce, to Consolidated Financial Statements for further details.

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
Stock-Based Compensation. The following table presents stock-based compensation expense for the fiscal years ended March 31, 2014 and 2013, which was included in the tables above (dollars in thousands):

	Fiscal Years Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Cost of revenues	$444	0.2%	$692	0.4%	$(248)	(35.8)%
Research and development	6,371	2.9	11,760	6.0	(5,389)	(45.8)%
Selling, general and administrative	10,206	4.7	11,784	6.0	(1,578)	(13.4)%
	$17,021	7.8%	$24,236	12.4%	$(7,215)	(29.8)%

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

Net Realized Gain on Short-Term Investments and Interest and Other Income (Expense), Net. The following table presents net realized gain on short-term investments and interest and other income (expense), net for the fiscal years ended March 31, 2014 and 2013 (dollars in thousands):

	Fiscal Years Ended March 31,
	2014		2013
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Net realized gain on short-term investments and interest income, net	$5,052	2.3%	$2,595	1.3%	$2,457	94.7%
Other income (expense), net	$354	0.2%	$(2,394)	(1.2)%	$2,748	114.8%

Net Realized Gain on Short-Term Investments and Interest Income, Net. The increase in net realized gain on short-term investments and interest income, net for the fiscal year ended March 31, 2014 compared to the fiscal year ended March 31, 2013 was primarily due to an increase in realized gains from the sale of short-term investments and marketable securities of $2.0 million during the fiscal year ended March 31, 2014 and an other-than-temporary impairment of short-term investments and marketable securities of $1.1 million during the fiscal year ended March 31, 2013.

Other Income (Expense), net. The increase in other income for the fiscal year ended March 31, 2014, compared to the fiscal year ended March 31, 2013 was primarily due an impairment of $2.3 million relating to a strategic equity investment during the fiscal year ended March 31, 2013.

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

LIQUIDITY AND CAPITAL RESOURCES
As of March 31, 2015, our principal source of liquidity consisted of $75.4 million in cash, cash equivalents and short-term investments. Working capital, defined as net current assets minus net current liabilities, was $96.7 million as of March 31, 2015. Total cash, cash equivalents, and short-term investments decreased by $31.2 million during the fiscal year ended March 31, 2015 primarily due to cash used for operations of $27.0 million, purchase of property and equipment of $9.8 million, funding of taxes withheld upon vesting of restricted stock units of $1.9 million, partially offset by proceeds from issuance of common stock of $3.9 million and remaining proceeds from the sale of TPack of $3.4 million. At March 31, 2015, we had contractual obligations not included on our balance sheet totaling $27.5 million, primarily related to facility leases, IP licenses, engineering design software tool licenses and inventory purchase commitments.

Acquisition of Veloce
On June 20, 2012, we completed our acquisition of Veloce. Veloce has been developing specific ARM-based technology for us. The total purchase consideration for Veloce was $178.5 million based on the benchmarks achieved during product simulations. Veloce completed all three performance milestones relating to the project as of March 31, 2014. During the twelve months ended March 31, 2015 and 2014, we paid $9.2 million and $63.7 million, respectively, in cash and issued 1.1 million shares and 6.7 million shares of common stock, respectively, valued at $5.6 million and $57.3 million, respectively, as part of Veloce acquisition consideration. As of March 31, 2015, $168.9 million has been paid and we expect that an additional $1.0 million will be paid in cash and stock June 30, 2015. The $168.9 million paid to date includes $89.3 million in cash and the issuance of 10.7 million shares of common stock valued at $79.6 million. Payment of the Veloce consideration occurs based upon when a performance milestone is completed and upon satisfaction of vesting requirements, if applicable, and can be settled in cash or our common stock, at the election of management, up to a maximum of 2.2 million shares as of March 31, 2015.

Operating Activities
For the fiscal year ended March 31, 2015, we used $27.0 million of cash in our operations. Our net loss of $52.1 million for the fiscal year ended March 31, 2015 included $40.6 million of non-cash charges and other adjustment consisting of $8.6 million of depreciation, $0.1 million of amortization of purchased intangibles, $18.3 million of stock-based compensation, $9.2 million of additional Veloce compensation cost, $3.0 million of impairment of certain strategic investments and $2.6 million of non-cash restructuring costs, partially offset by $1.3 million gain on short-term investments and other, net. The remaining change in operating cash flows for the fiscal year ended March 31, 2015 primarily reflected decreases in accounts receivable, net of $12.8 million, accounts payable of $9.9 million, accrued payroll and other liabilities of $3.1 million and Veloce accrued liability of $9.2 million, and increases in inventories, net of $4.6 million and other assets of $1.4 million.
For the fiscal year ended March 31, 2014, we used $46.8 million of cash in our operations. Our net loss of $5.7 million for the fiscal year ended March 31, 2014 included $21.8 million of non-cash charges and other adjustments consisting of $10.3 million of depreciation, $0.5 million of amortization of purchased intangibles, $17.0 million of stock-based compensation, $42.7 million of additional Veloce compensation cost, $0.3 million of non-cash restructuring costs, partially offset by $19.7 million of net gain on sale of TPack, $25.8 million gain on sale of our headquarters building and $3.4 million gain on short-term investments and other, net. The remaining change in operating cash flows for the fiscal year ended March 31, 2014 primarily reflected decreases in other assets, accrued payroll and related liabilities, Veloce accrued liability and deferred revenue and increases in accounts receivable, inventory and accounts payable.
For the fiscal year ended March 31, 2015, we used $34.5 million of cash in our operations. Our net loss of $134.1 million for the fiscal year ended March 31, 2013 included $112.0 million of non-cash charges consisting of $9.5 million of depreciation, $4.6 million of amortization of purchased intangibles, $25.5 million of stock-based compensation, $66.2 million of additional Veloce compensation cost, $4.7 million of restructuring costs, $2.2 million impairment of a strategic investment, $1.8 million impairment of notes receivable and other assets and $1.1 million in impairment of short-term investments and marketable securities, partially offset by $2.7 million gain on short-term investments and other, net, $1.0 million relating to the tax effect on other comprehensive income and $0.1 million in acquisition related adjustment (relating to our TPack acquisition in fiscal 2011). The remaining change in operating cash flows relating to changes in working capital for the fiscal year ended March 31, 2013 primarily reflected decreases in inventories, accounts payable, accrued payroll and related liabilities, Veloce accrued liability and deferred revenue and increases in accounts receivable and other assets.
Our overall quarterly days sales outstanding was 30 days and 44 days for the fourth fiscal quarter ended March 31, 2015 and 2014, respectively. The primary reason for the decrease in our days sales outstanding was the increase in the revenues generated during the first two months of the quarter ended March 31, 2015 as compared to the same period for the quarter ended March 31, 2014.

Investing Activities
Our investing activities used $10.0 million in cash during the fiscal year ended March 31, 2015. During the fiscal year ended March 31, 2015, we used $9.8 million for the purchase of property and equipment and $3.5 million for the net purchase from short-term investment activities and received the remaining $3.4 million proceeds from the sale of TPack.

Our investing activities provided $94.8 million during the fiscal year ended March 31, 2014. During the fiscal year ended March 31, 2014, we used $6.0 million for the purchase of property and equipment and received net proceeds of $40.2 million from the sale of our headquarters building and property, equipment and other assets, net proceeds of $29.5 million from the sale of TPack, net proceeds of $29.7 million from short-term investment activities and proceeds of $1.3 million from the sale of an equity investment.
Our investing activities provided $21.3 million during the fiscal year ended March 31, 2013. During the fiscal year ended March 31, 2013, we used $9.0 million for the purchase of property and equipment and $0.5 million for purchase of strategic investment offset by net proceeds of $21.9 million from short-term investment activities, $7.1 million from sales of strategic equity investment and $1.8 million from the sale of equipment and other assets.

Financing Activities
Our financing activities provided $1.9 million in cash during the fiscal year ended March 31, 2015. Cash provided by financing activities during the fiscal year ended March 31, 2015 primarily consisted of proceeds from the issuance of common stock of $3.9 million, partially offset by $1.9 million in tax withholding payments due to the vesting of restricted stock units.

Our financing activities provided $4.5 million in cash during the fiscal year ended March 31, 2014. Cash provided by financing activities during the fiscal year ended March 31, 2014 primarily consisted of proceeds from the issuance of common stock of $11.6 million, partially offset by the withholding of restricted stock units for taxes of $6.6 million.
Our financing activities provided $4.1 million in cash during the fiscal year ended March 31. 2013. Cash provided by financing activities during the fiscal year ended March 31, 2013 consisted of proceeds from the issuance of common stock of $8.9 million, partially offset by the repurchase of common stock of $0.7 million, the payment of a contingent consideration of $0.5 million, restricted stock units withheld for taxes of $3.1 million and other uses of cash of $0.5 million.

Liquidity

We currently believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. Notwithstanding the foregoing, from time to time we have explored one or more potential options to further enhance our balance sheet and liquidity, including without limitation the possibility of issuing equity to strategic investors or pursuing other financing transactions, and we have implemented certain business restructuring activities intended to reduce our ongoing net operating expenses.

We expect to satisfy our remaining Veloce-related payment obligations of $9.6 million using a combination of cash and the issuance of shares of common stock. Our available liquidity could be adversely affected, however, if we decide to satisfy the remaining Veloce obligations using a greater proportion of cash rather than our common stock or if our normal operations or unforeseen events require us to expend more cash than currently anticipated. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. Such options could include, without limitation, issuing equity to one or more strategic or other investors, obtaining debt financing, selling assets or business units or acquiring cash-generating assets or business units from third parties, as well as additional restructuring activities. If our stock price declines or additional equity is issued as a result of any of the foregoing, it could result in greater dilution to our stockholders. Our liquidity could also be adversely affected if we are forced to liquidate our investments on short notice and on unfavorable terms. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.

Contractual Commitments
See Note 8, Commitments and Contingencies, to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2015.

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
We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2015, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $38.9 million and a cost basis of $36.9 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.

The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2015 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of March 31, 2015	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$39,695	$39,452	$39,167	$38,863	$38,560	$38,257	$37,955

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the fiscal year ended March 31, 2015. Gains and losses are recognized in income or expenses in the Consolidated Statements of Operations in the current period.

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
As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2015.
The effectiveness of our internal control over financial reporting as of March 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
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
(a) Executive Officers — See the section entitled “Executive Officers of the Registrant” in Part I, Item 1, Business, of this Annual Report.
(b) Directors — The information required by this Part III, Item 10 is contained in the section entitled “Election of Directors” in our Definitive Proxy Statement to be filed with the SEC in connection with the Annual Meeting of Stockholders to be held on August 11, 2015, which will be filed with the SEC within 120 days of March 31, 2015 (the “Proxy Statement”) and is incorporated herein by reference.
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
We have a separately-designated standing Audit Committee, comprised of Fred Shlapak, Dr. Robert F. Sproull and Duston Williams. The Board of Directors has determined that each such member qualifies as an “independent director” under the current rules of the NASDAQ Stock Market and the rules and regulations of the Securities and Exchange Commission. In addition, the Board of Directors has determined that each of Messrs. Shlapak and Williams qualifies as an “audit committee financial expert” under the definition outlined by the Securities and Exchange Commission.

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
The information required by this Part III, Item 14 is contained in the section entitled “Audit and Other Fees” in the Proxy Statement and is incorporated herein by reference.

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
Date: May 22, 2015
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

Signature	Title	Date
/S/ DR. PARAMESH GOPI	Chief Executive Officer, President and Director (Principal Executive Officer)	May 22, 2015
Dr. Paramesh Gopi

/S/ DOUGLAS T. AHRENS	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 22, 2015
Douglas T. Ahrens

/S/ CESAR CESARATTO	Chairman of the Board	May 22, 2015
Cesar Cesaratto

/s/ DR. PAUL GRAY	Director	May 22, 2015
Dr. Paul Gray

/s/ FRED SHLAPAK	Director	May 22, 2015
Fred Shlapak

/s/ DR. ROBERT F. SPROULL	Director	May 22, 2015
Dr. Robert F. Sproull

/s/ DUSTON WILLIAMS	Director	May 22, 2015
Duston Williams

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Applied Micro Circuits Corporation:

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation and its subsidiaries ("the Company") as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three‑year period ended March 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. We also have audited the Company's internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Micro Circuits Corporation as of March 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ KPMG LLP
Santa Clara, California
May 22, 2015

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2015	2014
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$36,495	$71,539
Short-term investments	38,863	35,044
Accounts receivable, net	12,407	25,178
Inventories, net	23,514	18,946
Other current assets	16,840	16,799
Total current assets	128,119	167,506
Property and equipment, net	16,749	20,746
Goodwill	11,425	11,425
Purchased intangibles, net	—	105
Other assets	2,570	7,754
Total assets	$158,863	$207,536
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,896	$26,194
Accrued payroll and other accrued liabilities	3,770	5,532
Veloce accrued liability	5,742	11,985
Other accrued liabilities	7,644	10,877
Deferred revenue	415	567
Total current liabilities	31,467	55,155
Non-current liabilities	4,291	3,145
Commitments and contingencies (Notes 8)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 375,000 at March 31, 2015 and 2014
Issued and outstanding shares - 80,816 at March 31, 2015 and 77,677 at March 31, 2014	808	777
Additional paid-in capital	6,032,604	6,005,365
Accumulated other comprehensive loss	(7,486)	(6,143)
Accumulated deficit	(5,902,821)	(5,850,763)
Total stockholders’ equity	123,105	149,236
Total liabilities and stockholders’ equity	$158,863	$207,536

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2015	2014	2013
	(In thousands, except per share data)
Net revenues	$165,011	$216,150	$195,642
Cost of revenues	69,297	85,189	83,048
Gross profit	95,714	130,961	112,594
Operating expenses:
Research and development	107,220	146,579	187,419
Selling, general and administrative	33,643	38,927	51,684
Gain on sale of TPack	—	(19,699)	—
Gain on sale of building	—	(25,815)	—
Amortization of purchased intangible assets	104	316	1,926
Restructuring	5,421	1,134	6,435
Total operating expenses	146,388	141,442	247,464
Operating loss	(50,674)	(10,481)	(134,870)
Net realized gain on short-term investments and interest income, net	2,764	5,052	2,595
Other (expense) income, net	(3,056)	354	(2,394)
Loss before income taxes	(50,966)	(5,075)	(134,669)
Income tax expense (benefit)	1,092	619	(554)
Net loss	$(52,058)	$(5,694)	$(134,115)
Basic and diluted net loss per share	$(0.66)	$(0.08)	$(2.06)
Shares used in calculating basic and diluted net loss per share	78,814	72,897	65,258

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended March 31,
	2015	2014	2013
	(In thousands)
Net loss	$(52,058)	$(5,694)	$(134,115)
Change in other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on investments*	(954)	(5,039)	1,314
Loss on foreign currency translation	(389)	(367)	(286)
Other comprehensive (loss) gain, net of tax	(1,343)	(5,406)	1,028
Total comprehensive loss	$(53,401)	$(11,100)	$(133,087)

* The amounts reclassified from accumulated other comprehensive loss and recorded in net realized gain on short-term investments and interest income, net in the Consolidated Statements of Operations relating to short-term investments were $1.4 million, $3.4 million and $1.4 million for the fiscal years ended March 31, 2015, 2014 and 2013, respectively. Refer to Note 3, Certain Financial Statement Information, to the Consolidated Financial Statements for additional details.

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Years Ended March 31,
	2015	2014 (1)	2013 (1)
	(In thousands)
Operating activities:
Net loss	$(52,058)	$(5,694)	$(134,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,555	10,273	9,542
Amortization of purchased intangible assets	104	482	4,643
Stock-based compensation expense	18,305	17,021	25,525
Veloce acquisition consideration	9,230	42,684	66,188
Acquisition related adjustment	—	—	(133)
Gain on sale of TPack	—	(19,699)	—
Gain on sale of building	—	(25,815)	—
Gain on short-term Investments and other, net	(1,317)	(3,383)	(2,684)
Impairment of strategic investments	3,000	—	2,250
Tax effect on other comprehensive loss	126	(40)	(989)
Non-cash restructuring charges	2,615	298	4,719
Impairment of short-term investments and marketable securities	—	—	1,143
Impairment of notes receivable and other assets	—	—	1,800
Changes in operating assets and liabilities:
Accounts receivable, net	12,771	(837)	(1,909)
Inventories, net	(4,573)	(6,049)	10,344
Other assets	(1,440)	3,232	(2,871)
Accounts payable	(9,911)	5,778	(622)
Accrued payroll and other liabilities	(3,127)	(671)	(82)
Veloce accrued liability	(9,150)	(63,657)	(16,537)
Deferred revenue	(152)	(770)	(668)
Net cash used for operating activities	(27,022)	(46,847)	(34,456)
Investing activities:
Proceeds from sales and maturities of short-term investments	16,340	47,810	43,555
Purchases of short-term investments	(19,887)	(18,081)	(21,633)
Proceeds from sale of property and equipment	1	70	1,800
Purchase of property and equipment	(9,772)	(5,952)	(9,045)
Proceeds from sale of strategic investment	—	1,286	7,146
Proceeds from the sale of TPack, net	3,353	29,498	—
Proceeds from sale of building	—	40,176	—
Purchases of strategic investment	—	—	(500)
Net cash (used for) provided by investing activities	(9,965)	94,807	21,323
Financing activities:
Proceeds from issuance of common stock	3,854	11,619	8,873
Funding of restricted stock units withheld for taxes	(1,911)	(6,550)	(3,121)
Repurchase of common stock	—	—	(653)
Payment of contingent consideration	—	—	(485)
Other	—	(555)	(481)
Net cash provided by financing activities	1,943	4,514	4,133
Net (decrease) increase in cash and cash equivalents	(35,044)	52,474	(9,000)
Cash and cash equivalents at beginning of year	71,539	19,065	28,065
Cash and cash equivalents at end of year	$36,495	$71,539	$19,065
Supplementary cash flow disclosures:
Cash paid for income taxes	$732	$870	$987

(1) The statements of cash flows for the fiscal years ended March 31, 2014 and 2013 reflect immaterial revisions to correct $3.4 million and $1.4 million of net realized gains on short-term investments previously classified as net cash used for operating activities to net cash provided by investing activities, respectively. As a result, net cash used for operating activities and net cash provided by investing activities for these periods increased by the corresponding amounts.

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at March 31, 2012	61,879	$619	$5,881,336	$(1,765)	$(5,710,954)	$169,236
Issuance of common stock	6,199	62	22,379	—	—	22,441
Repurchase of common stock	(126)	(1)	(652)	—	—	(653)
Stock-based compensation expense	—	—	23,567	—	—	23,567
Change in other comprehensive gain, net of tax	—	—	—	1,028	—	1,028
Net loss	—	—	—	—	(134,115)	(134,115)
Balance at March 31, 2013	67,952	$680	$5,926,630	$(737)	$(5,845,069)	$81,504
Issuance of common stock	9,725	97	62,823	—	—	62,920
Stock-based compensation expense	—	—	15,912	—	—	15,912
Change in other comprehensive loss, net of tax	—	—	—	(5,406)	—	(5,406)
Net loss	—	—	—	—	(5,694)	(5,694)
Balance at March 31, 2014	77,677	$777	$6,005,365	$(6,143)	$(5,850,763)	$149,236
Issuance of common stock	3,139	31	7,557	—	—	7,588
Stock-based compensation expense	—	—	19,682	—	—	19,682
Change in other comprehensive loss, net of tax	—	—	—	(1,343)	—	(1,343)
Net loss	—	—	—		(52,058)	(52,058)
Balance at March 31, 2015	80,816	$808	$6,032,604	$(7,486)	$(5,902,821)	$123,105

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies
Basis of Presentation
The Consolidated Financial Statements include all the accounts of Applied Micro Circuits Corporation (the "Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepared the accompanying Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

•	capitalized mask sets including their useful lives, which affects cost of goods sold and property and equipment or Research and Development ("R&D") expenses, if not capitalized;

•	inventory valuation, warranty liabilities and revenue reserves, which affects cost of sales, gross margin and revenues;

•	allowance for doubtful accounts, which affects operating expenses;

•	unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affects net interest income (expense), net

•	valuation of other long-lived assets and goodwill, which affects depreciation and impairments of long-lived asset, impairments of goodwill and apportionment of goodwill related to divestitures;

•	valuation of cost method investments, which affects impairment of strategic investments;

•	potential costs of litigation, which affects operating expenses;

•	valuation of deferred income taxes, which affects income tax expense (benefit); and

•	stock-based compensation, which affects gross margin and operating expenses.
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
Investments
The Company holds a variety of securities in its investments portfolio. The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. The Company assesses the impairment of its investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment primarily including the duration and extent to which the market value has been less than amortized cost, the nature of underlying assets (including the degree of collateralization) and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a security is less than its amortized cost basis at the balance sheet date, an assessment would have to be made as to whether the impairment is other-than-temporary. If the Company does not intend to sell the security, the Company shall consider available evidence to assess whether it is more likely than not, it will be required to sell the security before the recovery of the amortized cost basis due to cash, working capital requirements, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that the Company is

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

required to sell the security before recovery of the amortized cost basis, an other-than-temporary impairment is considered to have occurred. The Company uses present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. The Company will compare the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security. Refer to Note 2, Investments, to the Consolidated Financial Statements for additional information.

Fair Value of Financial Instruments
Short-term investments are recorded at fair value in the Company’s Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Accounting Standards Codification ("ASC") 820-10 defines a three-level valuation hierarchy for disclosure of fair value measurements. The Company currently classifies inputs to derive fair values for short-term investments as Level 1 and 2. Instruments classified as Level 1 include highly liquid government and agency securities, money market funds and publicly traded closed end bond funds in active markets. Instruments classified as Level 2 include corporate notes, mortgage-backed securities, asset-backed securities and preferred stock. The Company did not have any Level 3 short-term investments as of any of the periods presented.
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
The Company invests its excess cash primarily in debt instruments of the U.S. Treasury, corporate bonds and mutual funds mainly with investment grade credit ratings. The Company has established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity of the portfolio. These guidelines are periodically reviewed.
Inventories
The Company’s policy is to value inventories at the lower of cost or market on a part-by-part basis, with cost being determined based on the first-in, first-out method. This policy requires the Company to make estimates regarding the market value of its inventories, including an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. If the Company’s future demand is lower than its inventory balance, the Company may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. The written down value of the inventory becomes its new cost basis, and the cost basis for such inventory is not marked-up if market conditions improve. This accounting is consistent with the guidance provided by Financial Accounting Standards Board ("FASB") ASC 330.

Strategic Investments
The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and in which the Company does not have the ability to exercise significant influence are carried at cost reduced by other-than-temporary impairments, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. The fair value was estimated on a non-recurring basis based on Level 3 inputs. The Level 3 inputs used to estimate the fair value of these investments included consideration of the current cash position, recent operational performance, and forecasts of the investees. The Company recorded other-than-temporary impairment charges of $3.0 million, zero, and $2.3 million during the fiscal years ended March 31, 2015, 2014, and 2013, respectively. The strategic investments are included in other assets on the Company’s Consolidated Balance Sheets, and the balance was zero as of March 31, 2015.
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the fair value of purchase consideration over the fair values of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is reviewed annually or more frequently if impairment indicator arise. The Company elected to use the qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. As part of its

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

qualitative assessment, the Company evaluated and determined that its market capitalization was well in excess of its book value and based on this and other qualitative factors determined that there was no goodwill impairment as of and for the fiscal year ended March 31, 2015.
The Company’s long-lived assets consist of property, plant and equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets ranging from 1 to 5 years using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the term of the related lease or its estimated useful life. The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. In addition, the Company assesses its long-lived assets for impairment if they are abandoned. There was no impairment of long-lived assets other than the write-off of a mask set of $2.6 million relating to a restructuring plan during the fiscal year ended March 31, 2015. There was no impairment during the fiscal year ended March 31, 2014. Refer to the paragraph below, Mask Costs, and Note 7, Restructuring, to the Consolidated Financial Statements for additional information.

Revenue Recognition
The Company recognizes revenue based on four basic criteria: 1) there is evidence that an arrangement exists; 2) delivery has occurred and title and risk of loss have transferred; 3) the fee is fixed or determinable; and 4) collectability is reasonably assured. The Company considers the price to be determinable when the price is not subject to refund or adjustments or when any such adjustments can be estimated. The Company evaluates the creditworthiness of its customers to determine that appropriate credit limits are established prior to the acceptance of an order. Revenue, including sales to resellers and distributors, is reduced for estimated returns and distributor allowances and is recognized upon shipment. These estimates are based on the Company's experience with the contractual terms of the competitive pricing and rebate programs and stock rotations.
From time to time, the Company generates revenue from the sale of internally developed intellectual property ("IP") and royalty revenues from the sale of the Company's customers' products that contain its technology. The Company generally recognizes revenue from the sale of IP and from royalties when all four basic criteria outlined above are met.
Research and Development
R&D costs are expensed as incurred. Substantially all R&D expenses are related to new product development and designing significant improvements to existing products. Also refer to Note 4, Veloce, to the Consolidated Financial Statements.
Mask Costs
The Company incurs significant costs for the fabrication of masks used by its contract manufacturers to manufacture its products. If the Company determines, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, such costs are capitalized as property and equipment under machinery and equipment. When its related product is released to production, the mask costs are amortized as cost of sales over three years, representing the estimated production period of the product. The Company periodically reassesses the estimated production period for specific mask sets capitalized. During the fiscal years ended March 31, 2015 and 2014, total mask costs capitalized were $5.9 million and $6.4 million, respectively. If the Company determines, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. The Company also periodically assesses capitalized mask costs for impairment. As a result of recent restructuring, the Company recorded an impairment charge of a capitalized mask set of $2.6 million during the fiscal year ended March 31, 2015. There were no impairments during the fiscal year ended March 31, 2014. Refer to Note 7, Restructuring, to the Consolidated Financial Statements for additional information.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The fair value of restricted stock units ("RSUs") is estimated using the Company's stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including the Company's stock price on the date

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of grant, volatility over the term of the awards, actual and projected employee stock option exercise behaviors and risk free interest rate. The market stock units ("MSUs") were valued using the Monte Carlo pricing model, which uses the Company's stock price, the Index price, expected volatilities of the Company's stock price and the Index, correlation coefficients and risk free interest rates to determine the fair value.
The following tables summarize the allocation of the stock-based compensation expense (in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Stock-based compensation expense by type of grant:
Option grants and employee stock purchase rights	$1,408	$2,520	$3,469
Restricted stock units	16,892	14,517	20,620
	18,300	17,037	24,089
Stock-based compensation expensed from (capitalized to) inventory	5	(16)	147
Total stock-based compensation expense	$18,305	$17,021	$24,236

	Fiscal Years Ended March 31,
	2015	2014	2013
Stock-based compensation expense by cost centers:
Cost of revenues	$285	$460	$545
Research and development	11,657	6,371	11,760
Selling, general and administrative	6,358	10,206	11,784
	18,300	17,037	24,089
Stock-based compensation expensed from (capitalized to) inventory	5	(16)	147
Total stock-based compensation expense	$18,305	$17,021	$24,236

The fair values of the options and employee stock purchase rights granted are estimated as of the grant date using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Options			Employee Stock Purchase Rights
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2015	2014	2013	2015	2014	2013
Expected life (years)	*	4.4	4.4	0.5	0.5	0.5
Risk-free interest rate	*	0.6%	0.7%	0.1%	—%	—%
Volatility	*	0.49	0.54	0.57	0.56	0.50
Dividend yield	*	—%	—%	—%	—%	—%
Expected forfeiture rate	*	5.8%	6.6%	—%	—%	—%
Weighted average fair value	*	$2.95	$2.47	$2.17	$3.40	$1.77

* The Company did not grant options during the twelve months ended March 31, 2015.
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
Expected Forfeitures. As stock-based compensation expense recognized in the Consolidated Statements of Operations for the fiscal years ended March 31, 2015, 2014 and 2013 is based on awards that are ultimately expected to vest, it should be reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates were based upon the expected forfeiture data using the Company’s current demographics and standard probabilities of employee turnover.
During the fourth quarter of fiscal 2015, the Company revised the estimated forfeiture rate used in determining the amount of stock-based compensation from 5.8% to 6.1%, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The weighted average grant-date fair value per share of the RSUs awarded was $7.81, $9.46 and $6.11 during the fiscal years ended March 31, 2015, 2014 and 2013, respectively. The weighted average grant-date fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
As of March 31, 2015, the amount of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options and unvested RSUs was $24.6 million which will be recognized over a weighted average period of 1.2 years.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes as set forth in ASC 740-10. Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized.
Segments
As of March 31, 2014 and 2013, the Company had two operating segments, Connectivity and Computing, and under the aggregation criteria set forth in ASC 280-10 had one reportable segment, as the two operating segments shared similar economic characteristics and other operating similarities (the nature of the products, the nature of the production processes, the type of customers and the methods of distribution). During fiscal year 2015, the Company continued to conclude that the Company’s Chief Executive Officer is its Chief Operating Decision Maker ("CODM"). As of March 31, 2015, the Company has one operating segment and therefore one reportable segment due to changes in its organizational structure as a result of recent restructuring activities and changes in how the CODM allocates resources and assesses performance of the Company. The Company’s CODM evaluates the performance of the Company and makes decisions regarding allocation of resources based on overall Company results.
New Accounting Pronouncements

In August 2014, the FASB issued Accounting Standard Update ("ASU") No. 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, which requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or within one year after the date that the financial statements are available to be issued, when applicable. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that reporting period. The Company is currently evaluating this new standard, and after adoption, it will incorporate this guidance in its assessment of going concern.
In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is not permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

2.	Investments

The Company classifies its short-term investments as “available-for-sale” and records such assets at the estimated fair value with unrealized gains and losses excluded from net loss and reported, net of tax, in comprehensive loss. When the investments are sold, such gain or loss will be transferred from accumulated other comprehensive loss to net realized gain on short-term investments and interest income, net on the Consolidated Statements of Operations. The portion of unrealized losses that are deemed to be other-than-temporary in nature are charged to the Consolidated Statements of Operations. The basis for computing realized and unrealized gains or losses is by specific identification. In addition, the Company had $1.1 million each in restricted cash related to its voluntary disability insurance as of March 31, 2015 and 2014, and these amounts are included in cash and cash equivalents on the Consolidated Balance Sheets.
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	March 31, 2015				March 31, 2014
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$33,936	$—	$—	$33,936	$65,867	$—	$—	$65,867
Cash equivalents	2,559	—	—	2,559	5,672	—	—	5,672
U.S. Treasury securities and agency bonds	1,230	—	—	1,230	2,838	—	—	2,838
Corporate bonds	10,772	28	(6)	10,794	10,599	30	(2)	10,627
Mortgage-backed and asset-backed securities*	—	15	—	15	1,793	297	(16)	2,074
Mutual Funds	24,895	1,955	(59)	26,791	14,373	2,392	(402)	16,363
Preferred stock	11	22	—	33	2,406	736	—	3,142
	$73,403	$2,020	$(65)	$75,358	$103,548	$3,455	$(420)	$106,583
Reported as:
Cash and cash equivalents				$36,495				$71,539
Short-term investments available-for-sale				38,863				35,044
				$75,358				$106,583

*	At March 31, 2015 and 2014, zero and $1.1 million of the estimated fair value presented were mortgage-backed securities, respectively.

The established guidelines for measuring fair value and expanded disclosures regarding fair value measurements are defined as a three-level valuation hierarchy for disclosure of fair value measurements as follows:

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2015				March 31, 2014
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$33,936	$—	$—	$33,936	$65,867	$—	$—	$65,867
Cash equivalents	2,559	—	—	2,559	5,672	—	—	5,672
U.S. Treasury securities and agency bonds	1,230	—	—	1,230	2,838	—	—	2,838
Corporate bonds	—	10,794	—	10,794	—	10,627	—	10,627
Mortgage-backed and asset-backed securities	—	15	—	15	—	2,074	—	2,074
Mutual funds	26,791	—	—	26,791	16,363	—	—	16,363
Preferred stock	—	33	—	33	—	3,142	—	3,142
	$64,516	$10,842	$—	$75,358	$90,740	$15,843	$—	$106,583
There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal year ended March 31, 2015 and 2014.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed and asset-backed securities, by contractual maturity (in thousands):

	March 31, 2015
	Cost	Estimated Fair Value
Less than 1 year	$3,335	$3,340
Mature in 1 – 2 years	7,965	7,979
Mature in 3 – 5 years	702	706
Mature after 5 years	—	14
	$12,002	$12,039

The following is a summary of gross unrealized losses (in thousands):

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	878	(6)	—	—	878	(6)
Mutual funds	14,592	(17)	475	(42)	15,067	(59)
	$15,470	$(23)	$475	$(42)	$15,945	$(65)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2014	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$—	$—	$—	$—	$—	$—
Corporate bonds	992	(2)	—	—	992	(2)
Mortgage-backed and asset-backed securities	431	(16)	—	—	431	(16)
Mutual funds	4,819	(333)	405	(69)	5,224	(402)
	$6,242	$(351)	$405	$(69)	$6,647	$(420)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a continuous loss position, the Company recognized other-than-temporary impairment charges for its short-term investments and marketable securities. During the fiscal years ended March 31, 2015 and 2014, the Company did not record any other-than-temporary impairment charges. During the fiscal year ended March 31, 2013, the Company recorded other-than-temporary impairment charges of $1.1 million. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

3.	Certain Financial Statement Information

Accounts receivable, net:

	March 31,
	2015	2014
	(In thousands)
Accounts receivable	$12,709	$25,629
Less: allowance for bad debts	(302)	(451)
	$12,407	$25,178
Inventories, net:

	March 31,
	2015	2014
	(In thousands)
Finished goods	$15,310	$9,375
Work in process	5,377	6,510
Raw materials	2,827	3,061
	$23,514	$18,946

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other current assets:

	March 31,
	2015	2014
	(In thousands)
Prepaid expenses	$14,847	$10,978
Executive deferred compensation assets	1,004	1,035
Proceeds receivable from sale of strategic investment	—	3,353
Other	989	1,433
	$16,840	$16,799
Property and equipment:

	Useful Life	March 31,
		2015	2014
	(In years)	(In thousands)
Machinery and equipment*	3-5	$37,286	$44,503
Leasehold improvements	1-5	9,909	11,574
Computers, office furniture and equipment*	3-5	32,902	43,365
		80,097	99,442
Less: accumulated depreciation and amortization*		(63,348)	(78,696)
		$16,749	$20,746

*
During the fiscal year ended March 31, 2015, the Company wrote-off fully depreciated assets with an acquired cost of $24.0 million. Also the Company wrote-off of a capitalized mask of $2.6 million as a result of recent restructuring. Refer to Note 7, Restructuring, to the Consolidated Financial Statements for additional information.

Goodwill and purchased intangibles:
Goodwill is as follows:

	March 31,
	2015	2014
	(In thousands)
Goodwill	$11,425	$11,425

Purchase-related intangibles are as follows:

	March 31, 2015				March 31, 2014
	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life	Gross	Accumulated Amortization and Impairments	Net	Weighted average remaining useful life
	(In thousands)			(In years)	(In thousands)			(In years)
Developed technology/in-process research and development	$425,000	$(425,000)	$—	0.0	$425,000	$(425,000)	$—	0.0
Customer relationships	6,330	(6,330)	—	0.0	6,330	(6,225)	105	0.4
Patents/core technology rights/trade name	62,306	(62,306)	—	0.0	62,306	(62,306)	—	0.0
	$493,636	$(493,636)	$—		$493,636	$(493,531)	$105

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Other Assets:

	March 31,
	2015	2014
	(In thousands)
Non-current portion of prepaid expenses	$1,974	$4,235
Strategic investments*	—	3,000
Other	$596	$519
	$2,570	$7,754

*During the fiscal year ended March 31, 2015, the Company recorded other-than-temporary impairment charges of $3.0 million with respect to two of its strategic investments. Refer to Note 1, Summary of Significant Accounting Policies, to the Consolidated Financial Statements for details.

Other accrued liabilities:

	March 31,
	2015	2014
	(In thousands)
Employee related liabilities	$1,454	$1,733
Executive deferred compensation	1,025	1,314
Income taxes	1,311	962
Professional fees	515	1,259
Other	3,339	5,609
	$7,644	$10,877
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
The following table summarizes warranty reserve activity:

	March 31,
	2015	2014
	(In thousands)
Beginning balance	$199	$220
Additions during the period	85	58
Settlements and expirations	(121)	(79)
Change in estimates	31	—
Ending balance	$194	$199

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net realized gain on short-term investments and interest income, net:

	Fiscal Years Ended March 31,
	2015	2014	2013
	(In thousands)
Net realized gain on short-term investments	1,353	3,360	1,391
Interest income, net	1,411	1,692	2,347
Impairments of short-term investments and marketable securities	—	—	(1,143)
	$2,764	$5,052	$2,595

Other (expense) income, net:

	Fiscal Years Ended March 31,
	2015	2014	2013
	(In thousands)
Impairment of strategic investments	$(3,000)	$—	$(2,250)
Impairment of notes receivable and other assets	—	—	(1,800)
Net (loss) gain on disposals of property	(27)	67	(21)
Other, net	(29)	287	1,677
	$(3,056)	$354	$(2,394)

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

	Fiscal Years Ended March 31,
	2015	2014	2013
Net loss	$(52,058)	$(5,694)	$(134,115)
Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	78,814	72,897	65,258
Net effect of dilutive common share equivalents	—	—	—
Weighted average common shares outstanding, diluted	78,814	72,897	65,258
Basic and diluted net loss per share	$(0.66)	$(0.08)	$(2.06)
The effect of dilutive securities (comprised of options and RSUs) totaling 1.4 million, 1.5 million and 0.8 million shares for the fiscal years ended March 31, 2015, 2014 and 2013, respectively, has been excluded from the diluted net loss per share computation since the Company incurred losses in the periods presented and their effect would be antidilutive.

4.	Veloce

On June 20, 2012, the Company completed its acquisition of Veloce. Veloce has been developing specific ARM-based technology for the Company. The total purchase consideration for Veloce was $178.5 million based on the benchmarks achieved during product simulations. For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense in the Consolidated Statement of Operations. Veloce completed all three performance milestones relating to the project as of March 31, 2014 and the total consideration relating to the three performance milestones, in the amount of $178.5 million, has been recognized as R&D expense as of March 31, 2015. During the fiscal years ended March 31, 2015 and 2014, as part of the above arrangement, the

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company paid $9.2 million and $63.7 million, respectively, in cash and issued 1.1 million shares and 6.7 million shares, respectively, valued at $5.6 million and $57.3 million, respectively. Former Veloce equity holders subject to vesting requirements will receive their distribution upon satisfaction of such vesting requirements.
Total R&D expenses recognized related to Veloce were $9.2 million and $42.7 million during the fiscal years ended March 31, 2015 and 2014, respectively. R&D expenses related to Veloce of $9.2 million recognized during the fiscal year ended March 31, 2015 is as a result of the distribution of the remaining 0.6 million Unallocated Veloce Units (Veloce stock equivalents that had not yet been allocated to individuals). Veloce consideration that has been accrued as of March 31, 2015, is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.

5.	Stockholders' Equity

Stock Repurchase Program
In August 2004, the Board of Directors authorized a stock repurchase program for the repurchase of up to $200.0 million of the Company's common stock. Under the program, the Company is authorized to make purchases in the open market or enter into structured agreements. In October 2008, the Board of Directors increased the stock repurchase program by $100.0 million. There were no stock repurchases during the fiscal years ended March 31, 2015 and 2014. During the fiscal year ended March 31, 2013, 0.1 million shares were repurchased on the open market at a weighted average price of $5.18 per share. Since the program was first implemented in August 2004, from time to time the Company has repurchased on the open market a total of 17.3 million shares at weighted average price of $10.04 per share. All repurchased shares were retired upon delivery to the Company. As of March 31, 2015, the Company had $15.9 million available in its stock repurchase program.

Stock Options
The Company has granted stock options to employees and non-employee directors under several plans. These option plans include two stockholder-approved plans (the 1992 Stock Option Plan and 2011 Equity Incentive Plan) and one plan not approved by stockholders (the 2000 Equity Incentive Plan). Certain other outstanding options were assumed through the Company’s various acquisitions.
A summary of the Company's stock option activity and related information is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding as of March 31, 2012	4,164	$10.67
Granted	40	$5.58
Exercised	(161)	$5.31		$0.3	(1)
Cancelled	(551)	$14.49
Outstanding as of March 31, 2013	3,492	$10.26
Granted	40	$7.35
Exercised	(662)	$9.36		$1.8	(1)
Cancelled	(461)	$12.35
Outstanding as of March 31, 2014	2,409	$10.06
Granted	—	—
Exercised	(53)	$6.32		$0.2	(1)
Cancelled	(562)	$13.31
Outstanding as of March 31, 2015	1,794	$9.15	1.9	$—	(2)
Vested and expected to vest as of March 31, 2015	1,794	$9.15	1.8	$—	(2)
Vested and exercisable at the end of the year	1,794	$9.15	1.9	$—	(2)
(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of the end of the fiscal period and the exercise price of the shares. The closing price of the Company’s common stock was $5.10 on March 31, 2015.

Restricted Stock Units
The Company has granted RSUs to employees and non-employee directors pursuant to its 1992 Plan and 2011 Equity Incentive Plan. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, RSUs vest ratably on a quarterly basis over four years from the date of grant. For new employees hired, RSUs will vest on a quarterly basis over four years provided that no shares will vest during the first year of employment, at the end of which the shares that would have vested during that year will vest and the remaining shares will vest over the remaining 12 quarters.
In November 2013, Dr. Gopi was awarded 500,000 RSUs of which 200,000 RSUs were vested on the grant date and the remaining 300,000 RSUs will vest upon the attainment of certain specified X-Gene® and X-Weave® product commercialization goals. The grant-date fair value of these 300,000 performance-based RSUs was $3.3 million. As of March 31, 2015, both product commercialization goals have been attained and the associated stock-based compensation expense of $2.8 million has been recognized in the Company's Consolidated Financial Statements.
In May and November 2013 and May and October 2014, the Compensation Committee (the "Committee") authorized market-performance-based RSUs ("MSUs"). The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the SPDR S&P Semiconductor Index ("Index”) over a two-year performance period for half of the MSU award and a three-year performance period for the remaining half of the MSU award. The MSUs will vest between ranges of 0% and 150% based on the Company's relative TSR compared to the Index. Total grant-date fair value of these MSUs was $4.5 million.

In May 2014, the Committee authorized an annual incentive compensation plan with respect to fiscal year 2015 (the "FY2015 Short-Term Incentive Plan"). The FY2015 Short-Term Incentive Plan will pay out based on our actual performance as measured against two equally weighted financial measures: revenue and non-GAAP earnings per share. Non-GAAP earnings per share is derived by dividing non-GAAP net income (loss) by the weighted average number of common shares outstanding during the applicable periods. Non-GAAP net income (loss) is derived by excluding from net income (loss) the following items required by GAAP: stock-based compensation charges, amortization of purchased intangible assets, Veloce acquisition consideration, restructuring charges, impairment of marketable securities and cost method investments, income taxes effect due to reconciling items, and other one-time and/or non-cash items. The award payouts for each corporate financial measure range from 50% to 150% of the pre-established target level based on the Company's actual performance for fiscal 2015. The performance goal was not attained and no stock-based compensation expense was recognized in the Company's Consolidated Financial Statements for fiscal 2015.

A summary of the Company's RSU activity is as follows (in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Outstanding at the beginning of the year	6,105	6,444	9,244
Awarded	3,783	3,594	1,040
Vested	(1,639)	(2,397)	(2,345)
Cancelled	(3,921)	(1,536)	(1,495)
Outstanding at the end of the year	4,328	6,105	6,444

The weighted average remaining contractual term for the RSUs outstanding as of March 31, 2015 was 1.2 years.
As of March 31, 2015, the aggregate pre-tax intrinsic value of RSUs outstanding including performance-based awards which are subject to certain milestone attainments was $22.1 million. The aggregate pretax intrinsic value was calculated based on the closing price of the Company’s common stock of $5.10 on March 31, 2015.
The aggregate pre-tax intrinsic value of RSUs released during the fiscal year ended March 31, 2015 was $11.6 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Employee Stock Purchase Plan
Under the Company's 2012 Employee Stock Purchase Plan, or ESPP, the Company originally reserved 1.8 million shares for issuance. In August 2014, the Company’s stockholders approved a proposal to reserve an additional 2.0 million shares under the ESPP. Under the terms of the ESPP, eligible employees are entitled to purchase common stock, on a semi-annual basis, at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the fiscal years ended March 31, 2015 and 2014, 0.7 million shares each were issued under the ESPP. At March 31, 2015, 1.8 million shares were available for future issuance under the ESPP.
Common Shares Reserved for Future Issuance
At March 31, 2015, the Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Options granted and outstanding	1,794
Restricted Stock Units granted and outstanding	4,328
Options and RSUs authorized for future grants	2,330
Employee Stock Purchase Plan	1,839
10,291

6.	Income Taxes
Loss from operations before income tax consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Loss from operations before income tax:
Domestic loss	$(53,706)	$(8,976)	$(130,552)
Foreign income (loss)	2,740	3,901	(4,117)
	$(50,966)	$(5,075)	$(134,669)
Income tax expense (benefit) from operations consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
Current:
Federal	$(17)	$(20)	$(1,106)
Foreign	1,206	819	847
State	(1)	6	(129)
Total Current	1,188	805	(388)
Deferred:
Foreign	(96)	(186)	(166)
State	—	—	—
Total Deferred	(96)	(186)	(166)
	$1,092	$619	$(554)
The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate of 35% to the loss before income taxes as follows for operations (in thousands):

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years Ended March 31,
	2015		2014		2013
	$	%	$	%	$	%
Tax at federal statutory rate	$(17,838)	35%	$(1,776)	35%	$(47,134)	35%
Tax benefit from loss from continuing operations	—	—	—	—	(925)	1
Other permanent differences	979	(2)	(6,561)	129	1,195	(1)
State taxes, net of federal benefit	(2,345)	5	(214)	4	(7,263)	5
Federal tax credits	(1,553)	3	(1,778)	35	(1,909)	1
State tax credits	(460)	1	(444)	9	(537)	—
Veloce accrued liability	3,655	(7)	16,740	(330)	26,749	(20)
Refundable credits	(16)	—	—	—	—	—
Sale of TPack	—	—	2,688	(53)	—	—
Valuation allowance	18,445	(36)	(7,809)	154	28,715	(21)
Change in contingency reserve	(67)	—	(64)	1	74	—
Other	292	(1)	(163)	4	481	—
	$1,092	(2)%	$619	(12)%	$(554)	—%

Significant components of the Company’s deferred tax assets and liabilities for federal and state income taxes are as shown below (in thousands):

	Fiscal Years Ended March 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$315,773	$294,910
Research and development credit carryforwards	81,546	79,839
Inventory write-downs and other reserves	7,642	8,068
Capitalization of research and development costs	6,245	5,915
Goodwill	3,147	4,007
Intangible assets	26,031	32,290
Investment impairment	3,982	3,494
Stock-based compensation	28,921	26,664
Depreciation and amortization	1,903	3,253
Other	970	1,182
Total deferred tax assets	476,160	459,622
Valuation allowance	(475,545)	(459,081)
	$615	$541
At March 31, 2015, the Company has federal and state R&D tax credit carryforwards of $62.1 million and $29.9 million, respectively, which begin to expire in the fiscal year ending March 31, 2019 unless previously utilized. The Company also has federal and state net operating loss carryforwards of $1,192.9 million and $500.0 million, respectively, which will begin to expire in fiscal year 2018 and fiscal year 2016, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The future utilization of our research and development credit carryforwards and net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the "Act") limits a company’s ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50% as defined in the Act.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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
The Company has established a valuation allowance against most of its net deferred tax assets due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers cumulative losses, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a valuation allowance should be recorded in 2015, 2014 and 2013 against most of its deferred tax assets.
As of March 31, 2015, income taxes have not been provided for approximately $16.0 million of cumulative undistributed earnings of the Company's foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the United States, the Company may be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred income tax liability on the excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries is not practicable because of the complexities of the hypothetical calculation.
The following is a tabular reconciliation of the Unrecognized Tax Benefits activity during the fiscal year ended March 31, 2015 (in thousands):

Opening Balance	$44,231
Gross decreases - tax positions in prior period	122
Gross increases - current-period tax positions	726
Ending Balance	$45,079

If recognized, $0.6 million of the $45.1 million of unrecognized tax benefits would affect the Company’s effective tax rate.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. As of March 31, 2015, the Company has recognized $0.1 million of accrued interest and penalties related to uncertain tax positions.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.
The Company’s U.S. federal tax returns for tax years subsequent to 2011 are subject to examination by the Internal Revenue Service and its state income tax returns subsequent to 2010 are subject to examination by state tax authorities. Net operating losses from years for which the statute of limitations has expired (2010 and prior for federal and 2009 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years. With few exceptions, the Company is no longer subject to foreign examinations by the tax authorities for years before 2011.
The Company does not foresee significant changes to its unrecognized tax benefits within the next twelve months.

7.	Restructuring

From time to time, the Company implements plans to reorganize its operations, consolidate sites, reduce its workforce and related operating expenses in order to increase the its operating efficiencies. The plans might include eliminating job redundancies, reducing Company’s workforce and writing off of certain fixed assets.

Fiscal 2015 Restructuring Plans
January 2015 Plan: This plan eliminated approximately 40 positions, or approximately 7% of headcount. During the fiscal quarter ended March 31, 2015, the Company incurred restructuring charges of $4.1 million including the write-off of a fixed asset of $2.6 million and expects to incur the remaining charges of $0.1 million in the first quarter of fiscal 2016. The Company

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

anticipates that the restructuring plan will reduce its ongoing net operating expenses by approximately $14.0 million to $18.0 million annually.
April 2014 Plan: The Company completed this plan at the end of the quarter ended December 31, 2014 and incurred cumulative restructuring charges of $1.3 million. As of March 31, 2015, the actual annual savings were approximately $4.6 million for headcount expenses and approximately $0.6 million for other expenses.
Fiscal 2014 and 2013 Restructuring Plans

August 2013 Plan: This plan eliminated approximately 20 positions and certain fixed assets were impaired. The Company incurred cumulative restructuring charges of $1.0 million in connection with this plan.

December 2012 Plan: the Company reduced its workforce by approximately 70 employees and impaired certain fixed assets that were no longer intended to use as a result of the plan and incurred cumulative restructuring charges of $1.8 million for headcount expenses and $4.7 million for asset impairment.
The following table sets forth a summary of restructuring activities related to all of the Company's restructuring plans described above (in thousands):

	Workforce Reduction	Operating Lease Commitments	Asset Impairment and Other	Total
Liability, March 31, 2013	$548	$—	$—	$548
Restructuring charges	862	—	272	1,134
Cash payments	(1,410)	—	—	(1,410)
Non-cash items	—	—	(272)	(272)
Liability, March 31, 2014	$—	$—	$—	$—
Restructuring charges	$2,613	$126	$2,682	$5,421
Cash payments	(2,160)	(33)	(21)	(2,214)
Non-cash items	(4)	20	(2,646)	(2,630)
Liability, March 31, 2015	$449	$113	$15	$577

8.	Commitments and Contingencies

Commitments

The following table summarizes the Company’s contractual operating leases and other purchase commitments as of March 31, 2015 (in thousands):

	Operating Leases (1)	Purchase Commitments (2)	Total
Fiscal Years Ending March 31,
2016	$1,589	$17,663	$19,252
2017	1,117	3,268	4,385
2018	705	2,860	3,565
2019	345	—	345
Total minimum payments	$3,756	$23,791	$27,547

(1) Includes the Company's headquarters building lease which expires in August 2015.
(2) Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations. Also includes the licensing fees relating to the Company's R&D efforts, including licensed intellectual property, or IP, technology, product design, test and verification tools, of $15.1 million.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company did not have any off balance sheet arrangements at March 31, 2015.
Rent expense for the fiscal years ended March 31, 2015, 2014, and 2013 was $2.4 million, $1.8 million, and $2.6 million, respectively.

Legal Proceedings

The Company is currently a party to certain legal proceedings, including those noted in this section. The Company believes the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company's financial position, results of operations or cash flows. Notwithstanding the foregoing, legal proceedings are subject to inherent uncertainties, unfavorable rulings or other events that could occur. In addition, legal proceedings are expensive to prosecute and defend against and can divert management attention and Company resources away from the Company's business objectives. Unfavorable resolutions could include monetary damages against the Company or injunctions or other restrictions on the conduct of the Company’s business, or preclude the Company from recovering the damages it seeks in legal proceedings it has commenced. It is also possible that the Company could conclude it is in the best interests of its stockholders, employees, and customers to settle one or more such matters, and any such settlement could include substantial payments or the surrender of rights to collect payments from third parties. However, the Company has not reached this conclusion with respect to any material matter at this time.
In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), that has agreed to fund certain on-going remediation efforts at the Omega Site. In February 2001, the U.S. District Court for the Central District of California (the “Court”) approved a consent decree between EPA and OPOG to study the contamination and evaluate cleanup options at the Omega Site (the Operable Unit 1 or “OU1”). In January 2009, the Court approved two amendments to the consent decree, the first expanding the scope of work to mitigate volatile organic compounds affecting indoor air quality near the Omega Site (the Operable Unit 3 or “OU3”) and the second adding settling parties to the consent decree. Removal of waste materials from the Omega Site has been completed. As part of OU1 and OU3, efforts to remediate the soil and groundwater at the Omega Site, as well as to extract chemical vapors from the soil and improve indoor air quality in and around the site, are underway and are expected to be ongoing for several years. In addition, OPOG and EPA are investigating a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from the contamination plume described above. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate OU2. In September 2011, EPA issued an interim Record of Decision specifying the interim clean-up actions EPA has chosen for OU2, and in September 2012, it issued a special notice letter that triggered the commencement of good faith settlement negotiations with OPOG. In November 2014, EPA submitted a term sheet, accepted by OPOG in December 2014, describing the settlement terms and remediation actions for OU2 that will be set forth in a final consent decree to be filed with the Court. It is anticipated that EPA and OPOG will finalize the remediation consent decree for OU2 in fiscal year 2016. In January 2012, as a result of challenges made by certain PRPs to the criteria previously used to allocate liability among OPOG members, and of the departure of certain PRPs from OPOG, OPOG approved changes to the cost allocation structure that resulted in an increase to the Company’s proportional allocation of liability. In addition, the subsequent departure or bankruptcy of one or more other PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. In December 2013, OPOG retained legal counsel to pursue claims against other PRPs for the regional groundwater contamination and, in December 2014, OPOG retained legal counsel to protect its interests in connection with the bankruptcy proceedings filed by an OPOG member. Although the Company considers a loss relating to the Omega Site probable, its share of any financial obligations for the remediation of the Omega Site, including taking into account the allocation increases described above, is not currently believed to be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its operations.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.	Employee Retirement Plan
Effective January 1, 1986, the Company established a 401(k) defined contribution retirement plan (“Retirement Plan”) covering all full-time employees. The Retirement Plan provides for voluntary employee contributions from 1% to 50% of annual compensation, subject to a maximum limit allowed by Internal Revenue Service guidelines. The Company may contribute such amounts as determined by the Board. Employer contributions vest to participants at a rate of 33% per year of service for the first three years of service and 100% thereafter for each year of service. The Company made a plan contribution of $0.2 million for the fiscal year ended March 31, 2013. The Company did not make any plan contribution for the fiscal years ended March 31, 2015 and 2014.

10.	Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Fiscal Years Ended March 31,
	2015	2014	2013
Wintec (global logistics provider)*	20%	22%	19%
Avnet (distributor)	26%	27%	27%

* Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
Based on ship to location, net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2015	2014	2013
United States of America	$70,977	$101,275	$79,930
Taiwan	13,099	13,405	22,684
Hong Kong	21,808	21,477	22,044
China	982	6,085	2,053
Europe	24,728	33,625	35,216
Japan	22,974	23,125	13,237
Malaysia	4,666	5,788	4,733
Singapore	5,594	9,745	10,399
Other Asia	173	1,217	4,621
Other	10	408	725
	$165,011	$216,150	$195,642

As of March 31, 2015, 2014 and 2013, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were not material.

11.	Sale of TPack A/S

On April 22, 2013, the Company completed the sale of its former subsidiary, TPack, and certain specified intellectual property assets owned by the Company related to TPack's business for an aggregate consideration of $33.5 million, net of working capital adjustments, payable in cash. In connection with the closing, there was a working capital adjustment of $0.5 million and the Company received a cash payment of $30.2 million. The remaining $3.4 million of the aggregate consideration was received in April 2014.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In connection with the divestiture, the Company recorded a gain of $19.7 million. The following table summarizes the components of the gain (in thousands):

Total proceeds, net of working capital adjustment	$30,175
Net assets and liabilities	(184)
Goodwill write off	(1,758)
Intangibles write off	(11,404)
Holdback amount	3,353
Legal fees and other costs	(483)
Gain on sale of TPack	$19,699

The total assets of TPack included $0.7 million of cash, cash equivalents and short-term investments.

12.	Quarterly Financial Information (unaudited)

	Fiscal Year Ended March 31, 2015				Fiscal Year Ended March 31, 2014
	Q1 (1)	Q2 (2)	Q3	Q4 (3)	Q1 (4)	Q2 (5)	Q3 (6)	Q4(7)
	(In thousands, except per share data)
Net revenues	$50,272	$40,945	$36,747	$37,047	$54,148	$55,387	$54,844	$51,771
Cost of revenues	20,257	17,716	14,842	16,482	22,342	21,397	21,644	19,806
Gross profit	30,015	23,229	21,905	20,565	31,806	33,990	33,200	31,965
Total operating expenses	43,536	32,562	33,649	36,641	24,556	66,757	40,900	9,229
Operating (loss) income	(13,521)	(9,333)	(11,744)	(16,076)	7,250	(32,767)	(7,700)	22,736
Net realized gain on short-term investments and interest and other income (expense), net	315	(2,112)	475	1,030	3,795	576	617	418
(Loss) income before income taxes	(13,206)	(11,445)	(11,269)	(15,046)	11,045	(32,191)	(7,083)	23,154
Income tax (benefit) expense	(141)	272	862	99	188	192	201	38
Net (loss) income	$(13,065)	$(11,717)	$(12,131)	$(15,145)	$10,857	$(32,383)	$(7,284)	$23,116
Basic net (loss) income per share	$(0.17)	$(0.15)	$(0.15)	$(0.19)	$0.16	$(0.45)	$(0.10)	$0.31
Shares used in calculating basic net (loss) income per share	77,916	78,487	78,920	80,667	69,360	72,610	73,989	75,629
Diluted net (loss) income per share	$(0.17)	$(0.15)	$(0.15)	$(0.19)	$0.15	$(0.45)	$(0.10)	$0.30
Shares used in calculating diluted (loss) income per share	77,916	78,487	78,920	80,667	70,234	72,610	73,989	77,193

(1) The consolidated operating results for the first quarter of fiscal 2015 included a charge of $7.1 million related to the Veloce consideration and a charge of $1.2 million related to restructuring.
(2) The consolidated operating results for the second quarter of fiscal 2015 included an impairment charge of $2.5 million related to a strategic investment.
(3) The consolidated operating results for the fourth quarter of fiscal 2015 included a charge of $2.1 million related to the Veloce consideration, a charge of $4.1 million related to restructuring and an impairment charge of $0.5 million related to a strategic investment.

(4)	The consolidated operating results for the first quarter of fiscal 2014 included a charge of $9.3 million related to the Veloce consideration and a gain on sale of TPack of $19.7 million.
(5) The consolidated operating results for the second quarter of fiscal 2014 included a charge of $30.4 million related to the Veloce consideration and a charge of $1.0 million related to restructuring.
(6) The consolidated operating results for the third quarter of fiscal 2014 included a charge of $2.9 million related to the Veloce consideration.
(7) The consolidated operating results for the fourth quarter of fiscal 2014 included a gain on sale of building of $25.8 million.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Write-Offs	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts
Year Ended March 31, 2015	$451	$(149)	$—	$302
Year Ended March 31, 2014	$703	$(286)	$34	$451
Year Ended March 31, 2013	$1,099	$1	$(397)	$703

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1+<	Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.	10-Q/A	9/4/2009	2.1

2.2	Letter Agreement dated December 20, 2012, relating to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.	8-K	12/21/2012	2.1

2.3+<	Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., and the Stockholders’ Representative named therein, dated November 8, 2010.	10-Q	1/31/2011	2.4

2.4+<	Amendment No. 2 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., Veloce Technologies LLC and the Stockholders’ Representative named therein, dated April 5, 2012.	10-K	5/17/2012	2.5

3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1	10/10/1997	3.2

3.2	Certificate of Amendment of Certificate of Incorporation of the Company.	S-4	9/12/2000	3.3

3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	12/11/2007	3.1

3.4	Amended and Restated Bylaws of the Company.	10-Q	11/3/2010	3.2

4.1	Specimen Stock Certificate.	S-1/A	11/12/1997	4.1

10.1*	Form of Indemnification Agreement between the Company and each of its officers and directors.	8-K	10/2/2013	10.2

10.2*	Form of Restricted Stock Unit Agreement under the 1992 Equity Incentive Plan.	10-K	5/30/2007	10.2

10.3*	2011 Equity Incentive Plan.	8-K	8/10/2011	10.66

10.4*	2011 Equity Incentive Plan, as amended and restated on October 23, 2013.	8-K	10/29/2013	10.76

10.5*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2011 Equity Incentive Plan.	8-K	11/21/2013	10.1

10.6*	Form of Option Agreement under the 1992 Equity Incentive Plan.	10-K	5/30/2007	10.3

10.7*	1992 Equity Incentive Plan.	10-K	5/30/2007	10.4

10.8*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.	S-1/A	11/12/1997	10.6

10.9*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.	10-Q	8/13/2002	10.33

10.10*	Form of Restricted Stock Unit Agreement under the 2000 Equity Incentive Plan.	10-K	5/30/2007	10.34

10.11*	AMCC Deferred Compensation Plan.	10-Q	8/13/2002	10.38

10.12+	Patent License Agreement between the Company and IBM dated September 28, 2003.	10-Q	11/14/2003	10.42

10.13+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.	10-Q	11/14/2003	10.43

10.14*	Executive Severance Benefit Plan, as amended and restated on September 19, 2013.	8-K	9/25/2013	10.67

10.15+	Qualcomm Patent Purchase Agreement dated July 11, 2008.	10-Q	10/31/2008	10.60

10.16+	Qualcomm Patent Purchase Amendment dated July 11, 2008.	10-Q	10/31/2008	10.61

10.17	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.	10-K	5/12/2009	10.62

10.18*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.	10-Q	8/9/2010	10.65

10.19+	Development Agreement dated May 17, 2009, by and between the Company and Veloce Technologies, Inc.	10-K/A	11/5/2012	10.66

10.20+	First Amendment to Development Agreement dated as of November 8, 2010, by and between the Company and Veloce Technologies, Inc.	10-K	5/17/2012	10.67

10.21+	Second Amendment to Development Agreement dated as of July 18, 2011, by and between the Company and Veloce Technologies, Inc.	10-K	5/17/2012	10.68

10.22+	Technology License Agreement, dated as of March 31, 2009 between ARM Limited and the Company, including without limitation Annex 1 thereto (“TLA Annex 1”).	10-K/A	11/5/2012	10.69

10.23+	Amendment One to Technology License Agreement, dated March 31, 2010 between ARM Limited and the Company.	10-K/A	11/5/2012	10.70

10.24+	Amendment Two to Technology License Agreement, dated July 14, 2010 between ARM Limited and the Company.	10-K	5/17/2012	10.71

10.25+	Amendment One to TLA Annex 1, dated August 17, 2010, between ARM Limited and the Company.	10-K	5/17/2012	10.72

10.26+	Amendment Two to TLA Annex 1, dated October 5, 2010, between ARM Limited and the Company.	10-K	5/17/2012	10.73

10.27+	Amendment Three to TLA Annex 1, dated December 1, 2011, between ARM Limited and the Company.	10-K	5/17/2012	10.74

10.28*	Applied Micro Circuits Corporation 2012 Employee Stock Purchase Plan, as amended.	8-K	8/15/2014	10.31

10.29*	Offer Letter Agreement with Douglas T. Ahrens.	8-K	10/2/2013	10.1

10.3	Agreement of Purchase and Sale, dated January 22, 2014, between the Company and RW9REIT Acquisition, LLC. relating to the Company's headquarters building in Sunnyvale, California.	8-K	1/22/2014	10.1

10.31	Form of Lease between the Company and Moffett Park Drive Owner, LLC.	8-K	1/22/2014	10.1

21.1	Subsidiaries of the Registrant.				x

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.				x

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report.				x

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema Document				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

*	Management contract or compensatory plan.

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