Form 10-Q
period 2015-06-30
APPLIED MICRO CIRCUITS CORP
filed 2015-08-04
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from          to          .
Commission File Number: 000-23193
 ________________________________________________________
APPLIED MICRO CIRCUITS CORPORATION
(Exact name of registrant as specified in its charter)
  ________________________________________________________

Delaware	94-2586591
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4555 Great America Parkway, 6th Floor, Santa Clara, CA	95054
(Address of principal executive offices)	(Zip code)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 27, 2015, 81,530,580 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2015	March 31, 2015
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$44,290	$36,495
Short-term investments	32,326	38,863
Accounts receivable, net	11,526	12,407
Inventories	19,803	23,514
Other current assets	15,665	16,840
Total current assets	123,610	128,119
Property and equipment, net	15,227	16,749
Goodwill	11,425	11,425
Other assets	1,173	2,570
Total assets	$151,435	$158,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,473	$13,896
Accrued payroll and other accrued liabilities	4,486	3,770
Veloce accrued liability	8,051	5,742
Other accrued liabilities	8,203	7,644
Deferred revenue	422	415
Total current liabilities	31,635	31,467
Non-current liabilities	1,004	4,291
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 375,000 at June 30, 2015 and March 31, 2015
Issued and outstanding shares - 81,519 at June 30, 2015 and 80,816 at March 31, 2015	814	808
Additional paid-in capital	6,037,482	6,032,604
Accumulated other comprehensive loss	(9,275)	(7,486)
Accumulated deficit	(5,910,225)	(5,902,821)
Total stockholders’ equity	118,796	123,105
Total liabilities and stockholders’ equity	$151,435	$158,863

* The Condensed Consolidated Balance Sheet as of March 31, 2015 has been derived from the audited Consolidated Financial Statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three months ended June 30,
	2015	2014
Net revenues	$37,813	$50,272
Cost of revenues	16,806	20,257
Gross profit	21,007	30,015
Operating expenses:
Research and development	21,617	33,205
Selling, general and administrative	8,764	9,058
Amortization of purchased intangible assets	—	62
Restructuring	96	1,211
Total operating expenses	30,477	43,536
Operating loss	(9,470)	(13,521)
Realized gain on short-term investments and interest income, net	1,619	336
Other income (expense), net	25	(21)
Loss before income taxes	(7,826)	(13,206)
Income tax benefit	(422)	(141)
Net loss	$(7,404)	$(13,065)
Basic and diluted net loss per share	$(0.09)	$(0.17)
Shares used in calculating basic and diluted net loss per share	81,179	77,916

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three months ended June 30,
	2015	2014
Net loss	$(7,404)	$(13,065)
Other comprehensive loss, net of tax:
Unrealized (loss) gain on investments*	(1,653)	467
Loss on foreign currency translation	(137)	(88)
Other comprehensive (loss) gain, net of tax	(1,790)	379
Total comprehensive loss	$(9,194)	$(12,686)

* The amounts reclassified from accumulated other comprehensive loss and recorded in net realized gain on short-term investments and interest income, net in the Condensed Consolidated Statement of Operations relating to sale of short-term investments were $1.4 million and zero for the three months ended June 30, 2015 and 2014, respectively. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for additional details.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three months ended June 30,
	2015	2014*
Operating activities:
Net loss	$(7,404)	$(13,065)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	1,838	2,174
Amortization of purchased intangible assets	—	62
Stock-based compensation expense	6,092	5,216
Veloce acquisition consideration	—	7,140
(Gain) loss on short-term Investments and other, net	(1,455)	16
Tax effect on other comprehensive loss	—	(194)
Changes in operating assets and liabilities:
Accounts receivable	882	2,246
Inventories	3,723	(1,745)
Other assets	2,464	1,942
Accounts payable	(3,453)	(6,479)
Accrued payroll and other accrued liabilities	220	1,663
Veloce accrued liability	(65)	(6,383)
Deferred revenue	7	502
Net cash provided by (used for) operating activities	2,849	(6,905)
Investing activities:
Proceeds from sales and maturities of short-term investments	7,444	682
Purchases of short-term investments	(1,129)	(1,320)
Proceeds from sale of property and equipment	25	—
Purchases of property and equipment	(315)	(4,264)
Proceeds from sale of TPack	—	3,353
Net cash provided by (used for) investing activities	6,025	(1,549)
Financing activities:
Proceeds from issuance of common stock	133	106
Funding of restricted stock units withheld for taxes	(1,212)	(924)
Net cash used for financing activities	(1,079)	(818)
Net increase (decrease) in cash and cash equivalents	7,795	(9,272)
Cash and cash equivalents at beginning of year	36,495	71,539
Cash and cash equivalents at end of period	$44,290	$62,267
Supplementary cash flow disclosures:
Cash paid for income taxes	$145	$226

* The Statement of Cash Flows for the three months ended June 30, 2014 reflects an immaterial revision to correct outstanding payables related to purchases of property and equipment previously included in net cash used for investing activities to net cash used for operating activities. As a result, net cash used for operating activities increased by $0.3 million and net cash used for investing activities decreased by the corresponding amount.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The Condensed Consolidated Financial Statements include all the accounts of Applied Micro Circuits Corporation (the "Company") and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
In management’s opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. The Condensed Consolidated Balance Sheet as of March 31, 2015 has been derived from the audited Consolidated Financial Statements as of that date but does not include all disclosures required by U.S. generally accepted accounting principles, or GAAP. These financial statements and accompanying notes should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2015.
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

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-15, "Presentation of Financial Statements-Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or within one year after the date that the financial statements are available to be issued, when applicable. The standard is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating this new standard, and after adoption, it will incorporate this guidance in its assessment of going concern.

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard's effective date was for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. In July 2015, the FASB approved a one-year deferral of the effective date. Early adoption is not permitted but adoption on the original effective date is permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable, net:

	June 30, 2015	March 31, 2015
	(In thousands)
Accounts receivable	$11,803	$12,709
Less: allowance for bad debts	(277)	(302)
	$11,526	$12,407

Inventories:

	June 30, 2015	March 31, 2015
	(In thousands)
Finished goods	$10,305	$15,310
Work in process	5,250	5,377
Raw materials	4,248	2,827
	$19,803	$23,514

Other current assets:

	June 30, 2015	March 31, 2015
	(In thousands)
Prepaid expenses	$13,790	$14,847
Executive deferred compensation assets	1,003	1,004
Other	872	989
	$15,665	$16,840

Property and equipment:

	Useful Life	June 30, 2015	March 31, 2015
	(In years)	(In thousands)
Machinery and equipment	3-5	$38,895	$37,286
Leasehold improvements	1-5	7,526	9,909
Computers, office furniture and equipment	3-5	32,996	32,902
		79,417	80,097
Less: accumulated depreciation and amortization		(64,190)	(63,348)
		$15,227	$16,749

Goodwill:

	June 30, 2015	March 31, 2015
	(In thousands)
Goodwill	$11,425	$11,425

Other assets:

	June 30, 2015	March 31, 2015
	(In thousands)
Non-current portion of prepaid expenses	$578	$1,974
Other	595	596
	$1,173	$2,570

Other accrued liabilities:

	June 30, 2015	March 31, 2015
	(In thousands)
Employee related liabilities	$1,383	$1,454
Executive deferred compensation	1,028	1,025
Income taxes	852	1,311
Professional fees	761	515
Other	4,179	3,339
	$8,203	$7,644

Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	June 30, 2015				March 31, 2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$35,209	$—	$—	$35,209	$33,936	$—	$—	$33,936
Cash equivalents	9,081	—	—	9,081	2,559	—	—	2,559
U.S. Treasury securities and agency bonds	985	—	—	985	1,230	—	—	1,230
Corporate bonds	10,918	17	(13)	10,922	10,772	28	(6)	10,794
Mortgage-backed securities	—	6	—	6	—	15	—	15
Municipal bonds	267	—	—	267	—	—	—	—
Mutual funds	19,849	391	(110)	20,130	24,895	1,955	(59)	26,791
Preferred stock	5	11	—	16	11	22	—	33
	$76,314	$425	$(123)	$76,616	$73,403	$2,020	$(65)	$75,358
Reported as:
Cash and cash equivalents				$44,290				$36,495
Short-term investments available-for-sale				32,326				38,863
				$76,616				$75,358

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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	June 30, 2015				March 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$35,209	$—	$—	$35,209	$33,936	$—	$—	$33,936
Cash equivalents	9,081	—	—	9,081	2,559	—	—	2,559
U.S. Treasury securities and agency bonds	985	—	—	985	1,230	—	—	1,230
Corporate bonds	—	10,922	—	10,922	—	10,794	—	10,794
Mortgage-backed securities	—	6	—	6	—	15	—	15
Municipal bonds	267	—	—	267	—	—	—	—
Mutual funds	20,130	—	—	20,130	26,791	—	—	26,791
Preferred stock	—	16	—	16	—	33	—	33
	$65,672	$10,944	$—	$76,616	$64,516	$10,842	$—	$75,358
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three months ended June 30, 2015 and 2014.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds and mortgage-backed securities, by contractual maturity (in thousands):

	June 30, 2015
	Cost	Estimated Fair Value
Less than 1 year	$3,546	$3,552
Mature in 1 – 2 years	7,518	7,519
Mature in 3 – 5 years	839	836
Mature after 5 years	—	6
	$11,903	$11,913
The following is a summary of gross unrealized losses (in thousands):

As of June 30, 2015	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$3,502	$(13)	$—	$—	$3,502	$(13)
Mutual funds	2,186	(58)	421	(52)	2,607	(110)
	$5,688	$(71)	$421	$(52)	$6,109	$(123)

As of March 31, 2015	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$878	$(6)	$—	$—	$878	$(6)
Mutual funds	14,592	(17)	475	(42)	15,067	(59)
	$15,470	$(23)	$475	$(42)	$15,945	$(65)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a continuous loss position, the Company did not recognize any other-than-temporary impairment charges for the three months ended June 30, 2015 and 2014. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.
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
The following table summarizes warranty reserve activity (in thousands):

	Three months ended June 30,
	2015	2014
Beginning balance	$194	$199
Additions during the period	57	—
Settlements and expirations	(28)	(15)
Change in estimates	(1)	(7)
Ending balance	$222	$177

Net realized gain (loss) on short-term investments and interest income, net (in thousands):

	Three months ended June 30,
	2015	2014
Net realized gain (loss) on short-term investments	$1,430	$(5)
Interest income, net	189	341
	$1,619	$336
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

	Three months ended June 30,
	2015	2014
Net loss	$(7,404)	$(13,065)
Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	81,179	77,916
Net effect of dilutive common share equivalents	—	—
Weighted average common shares outstanding, diluted	81,179	77,916
Basic and diluted net loss per share	$(0.09)	$(0.17)
The effect of dilutive securities (comprised of options and RSUs) totaling 0.7 million and 1.2 million shares for the three months ended June 30, 2015 and 2014, respectively, has been excluded from the diluted net loss per share computation since the Company incurred net losses in the periods presented and their effect would be antidilutive.

3. RESTRUCTURING CHARGES
In January 2015, the Company implemented a restructuring plan to reorganize its operations and reduce its workforce and related operating expenses in order to increase its operating efficiencies. This plan eliminated approximately 40 positions, or approximately 7%, of headcount. The Company incurred cumulative restructuring charges of $4.2 million, of which $0.1 million was incurred during the three months ended June 30, 2015. The Company expects to incur the remaining $0.1 million during fiscal 2016. The Company anticipates that the restructuring plan will reduce its ongoing net operating expenses by approximately $14.0 million to $18.0 million annually.

The following table sets forth a summary of restructuring activities related to the Company's restructuring plan described above (in thousands):

	Workforce Reduction	Operating Lease Commitments	Other	Total
Liability, March 31, 2015	$449	$113	$15	$577
Restructuring charges	94	—	2	96
Cash payments	(228)	(18)	(9)	(255)
Non-cash items	$6	$12	$—	$18
Liability, June 30, 2015	$321	$107	$8	$436

4. VELOCE
In June 2012, the Company completed its acquisition of Veloce Technologies, Inc. ("Veloce") which had been developing specific ARM-based technology for the Company. The total purchase consideration for Veloce was $178.5 million, the payment of which has been subject to the completion of certain development milestones and vesting requirements. For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense in the Condensed Consolidated Statements of Operations. Veloce completed the milestones as of March 31, 2014 and the total consideration of $178.5 million has been recognized as R&D expense as of March 31, 2015. R&D expenses recognized related to Veloce were zero and $7.1 million during the three months ended June 30, 2015 and 2014, respectively.
During the three months ended June 30, 2015 and 2014, as part of the above arrangement, the Company paid $0.1 million and $6.4 million, respectively, in cash and issued 163,000 shares and 38,000 shares, respectively, valued at $0.9 million and $0.3 million, respectively. As of June 30, 2015, $169.9 million of the total Veloce consideration has been paid and the Company expects that an additional $2.0 million will be paid in cash and stock by September 30, 2015. The $169.9 million paid to date includes $89.4 million in cash and the issuance of 10.9 million shares of common stock valued at $80.5 million. The consideration not yet paid of $8.6 million as of June 30, 2015 can be settled in cash or common stock (or a combination of cash and stock) at the Company's election and is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.

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
A summary of the Company's stock option activity and related information during the three months ended June 30, 2015 is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at the beginning of the year	1,794	$9.15
Granted	—	—
Exercised	(25)	$5.23		—	(1)
Cancelled	(56)	$10.99
Outstanding at the end of the period	1,713	$9.15	1.6	$0.1	(2)
Vested and expected to vest at the end of the period	1,713	$9.15	1.6	$0.1	(2)
Vested and exercisable at the end of the period	1,713	$9.15	1.6	$0.1	(2)

(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of the end of the first quarter 2015 and the exercise price of the shares. The closing price of the Company’s common stock was $6.75 per share on June 30, 2015.
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
In May and November 2013 and May and October 2014, the Compensation Committee (the "Committee") authorized market-performance based RSUs ("MSUs"). The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the SPDR S&P Semiconductor Index ("Index”) over a two-year performance period for half of the MSU award and a three-year performance period for the remaining half of the MSU award. The MSUs will vest between ranges of 0% and 150% based on the Company's relative TSR compared to the Index. Total grant-date fair value of these MSUs was $4.5 million, of which $1.3 million expired unvested as of June 30, 2015.

In March 2015, the Committee authorized an incentive compensation program with respect to fiscal 2016 (the “Incentive Compensation Program”). Total cash value of the Incentive Compensation Program was $6.6 million as of June 30, 2015, of which $1.7 million was recognized during the three months ended June 30, 2015. Awards under the Incentive Compensation Program pay out in fully vested shares of common stock on a quarterly basis over a one-year period.

In May 2015, the Committee authorized an annual incentive compensation plan with respect to fiscal 2016 (the “FY2016 Short-Term Incentive Plan”). The FY2016 Short-Term Incentive Plan will pay out based on our actual performance as measured against revenue. The award payouts range from 50% to 150% of the pre-established target level based on the Company's actual performance for fiscal 2016. Awards under the FY2016 Short-Term Incentive Plan will be payable, if at all, in fully vested shares of common stock or cash on May 16, 2016.

RSU activity during the three months ended June 30, 2015 is set forth below (in thousands):

Number of Shares
Outstanding at the beginning of the year	4,328
Awarded	708
Vested	(712)
Cancelled	(327)
Outstanding at the end of the period	3,997
The weighted average remaining contractual term for the RSUs outstanding as of June 30, 2015 was 1.3 years.
As of June 30, 2015, the aggregate pre-tax intrinsic value of RSUs outstanding including performance-based awards which are subject to milestone attainment was $27.0 million. The aggregate pretax intrinsic value was calculated based on the closing price of the Company’s common stock of $6.75 on June 30, 2015.
The aggregate pre-tax intrinsic value of RSUs vested during the three months ended June 30, 2015 was $4.4 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
Employee Stock Purchase Plan
Under the Company's 2012 Employee Stock Purchase Plan, or ESPP, the Company reserved 1.8 million shares for issuance. In August 2014, the Company’s stockholders approved a proposal to reserve an additional 2.0 million shares under the ESPP. Under the terms of the ESPP, eligible employees are entitled to purchase common stock, on a semi-annual basis, at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. During the three months ended June 30, 2015 and 2014, no shares were issued under the ESPP. At June 30, 2015, 1.8 million shares were available for future issuance under the ESPP.

6. STOCK-BASED COMPENSATION
Stock-based compensation cost is measured at the grant date based on the fair value of the award. The fair value of RSUs is estimated using the Company's stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including the Company's stock price on the date of grant, volatility over the term of the awards, actual and projected employee stock option exercise behaviors and risk free interest rate. The MSUs were valued using the Monte Carlo pricing model, which uses the Company's stock price, the Index value, expected volatilities of the Company's stock price and the Index, correlation coefficients and risk free interest rates to determine the fair value.
The Company did not grant options or employee stock purchase rights during the three months ended June 30, 2015 and 2014.
The weighted average grant-date fair value per share of the RSUs awarded was $6.09 and $8.85 during the three months ended June 30, 2015 and 2014, respectively. The weighted average grant-date fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
During the first quarter of fiscal 2016, the Company revised the estimated forfeiture rate used in determining the amount of stock-based compensation from 6.1% to 7.4%, which the Company believes is indicative of the rate it will experience during the remaining vesting period of currently outstanding unvested grants.
The following tables summarize the allocation of the stock-based compensation expense (in thousands):

Stock-based compensation expense by type of grant:	Three months ended June 30,
	2015	2014
Stock options and stock purchase rights	$207	$414
RSUs	5,897	4,784
	6,104	5,198
Stock-based compensation (capitalized to) expensed from inventory	(12)	18
Total stock-based compensation expense	$6,092	$5,216

Stock-based compensation expense by cost centers:	Three months ended June 30,
	2015	2014
Cost of revenues	$105	$29
Research and development	4,060	3,271
Selling, general and administrative	1,939	1,898
	$6,104	$5,198
Stock-based compensation (capitalized to) expensed from inventory	(12)	18
Total stock-based compensation expense	$6,092	$5,216
As of June 30, 2015, the amount of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock options and unvested RSUs was $25.1 million which will be recognized over a weighted average period of 1.3 years.

7. COMMITMENTS AND CONTINGENCIES
Commitments
The following table summarizes the Company's contractual operating leases and other purchase commitments as of June 30, 2015 (in thousands):

Fiscal Years Ending March 31,	Operating Leases	Purchase Commitments	*	Total
2016 (remainder of year)	$1,890	$18,635		$20,525
2017	2,240	3,440		5,680
2018	825	3,032		3,857
2019	467	—		467
Total minimum payments	$5,422	$25,107		$30,529

* Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations. Also includes the licensing fees relating to the Company's R&D efforts, including licensed intellectual property, or IP, technology, product design, test and verification tools, of $13.0 million.

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
This management’s discussion and analysis of financial condition and results of operations (“MD&A”) is provided as a supplement to the accompanying Condensed Consolidated Financial Statements and notes to help provide an understanding of our financial condition, changes in our financial condition and results of our operations. The MD&A is organized as follows:

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

•
Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2015 and 2014. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report. All statements included or incorporated by reference in this quarterly report, for the three months ended June 30, 2015, other than statements or characterizations of historical fact, are forward-looking statements. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.
These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership; anticipated market penetration by ARM®-based data center servers and other market and technological trends; our plans and predictions regarding the development, production, performance, sales volumes and general market acceptance of our X-Gene® Server on a Chip® product family and development platform, our X-Weave® connectivity product family, our HeliX® family of embedded processor products, and other new products; the timing and scope of customer testing and adoption of such products and their total addressable market and total cost of ownership; product development cycles and schedules; design-win pipeline; our strategy, including our focus on the development roadmap of our X-Gene, X-Weave and HeliX product families and our current connectivity investments in high-growth 10, 40, 100 and 240 Gbps (gigabit per second) solutions; the timing and extent of customers’ transition away from older connectivity solutions and toward higher performance solutions; our assumptions and forecasts regarding competitors’ product offerings, pricing and strategies, and our products’ ability to compete; the anticipated timing and form of the remaining consideration to be paid in connection with our acquisition of Veloce Technologies, Inc. ("Veloce"); our sales and marketing strategy; our expectations regarding adequacy of leased facilities; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property; our expectations as to expenses, expense reductions, liquidity and capital resources, including without limitation our expected sources and uses of cash and adequacy of cash reserves; our gross margin and efforts to offset reductions in gross margin; our estimates regarding eventual actual costs compared to amounts accrued in our financial statements; factors affecting demand for our products; our ability to attract and retain qualified personnel; our restructuring activities and related expense and anticipated expense savings; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.
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

Our corporate headquarters are located in Santa Clara, California. Sales and engineering offices are located throughout the world. We serve two target markets, Computing and Connectivity. Our products include the X-Gene® ARM® 64-bit Server on a Chip® solution, or X-Gene. The X-Gene family of products targets existing and emerging hyperscale cloud data center, scientific and high performance computing, and enterprise applications. X-Gene is the world's first ARM 64-bit Server on a Chip platform in production. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud data center silicon market by addressing the need for high performance, lower power, and lower total cost of ownership (“TCO”).

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. See Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements for details. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances, Our actual results may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and actual results, our future results of operations will be affected.

There have been no significant changes in our critical accounting policies during the three months ended June 30, 2015, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2015.

RESULTS OF OPERATIONS
Summary Financials
The following tables present a summary of our results of operations for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$37,813	100.0%	$50,272	100.0%	$(12,459)	(24.8)%
Cost of revenues	16,806	44.4	20,257	40.3	(3,451)	(17.0)%
Gross profit	21,007	55.6	30,015	59.7	(9,008)	(30.0)%
Total operating expenses	30,477	80.6	43,536	86.7	(13,059)	(30.0)%
Operating loss	(9,470)	(25.0)	(13,521)	(27.0)	(4,051)	(30.0)%
Realized gain on short-term investments and interest and other income, net	1,644	4.3	315	0.6	1,329	421.9%
Loss before income taxes	(7,826)	(20.7)	(13,206)	(26.4)	(5,380)	(40.7)%
Income tax benefit	(422)	(1.1)	(141)	(0.3)	(281)	199.3%
Net loss	$(7,404)	(19.6)%	$(13,065)	(26.1)%	$(5,661)	(43.3)%

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
For the three months ended June 30, 2015 and 2014, our OTN and 10Gbps or faster Ethernet products represented 93% and 90%, respectively, of our Connectivity revenues, and our SONET/SDH and legacy switch products represented 7% and 10%, respectively, of our Connectivity revenues. We expect our SONET/SDH and legacy switch products to continue to decline, as Connectivity customers continue to transition to higher speed, lower power products.
Based on direct shipments, net revenues to customers that individually accounted for at least 10% of total net revenues were as follows:

	Three months ended June 30,
	2015	2014
Wintec (global logistics provider)**	29%	23%
Avnet (distributor)	25%	32%
Arrow (distributor)	11%	*
Flextronics (contract manufacturer)	11%	*
Paltek (distributor)	*	16%

*     Less than 10% of total net revenues for period indicated.

**     Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.

We expect that our largest customers collectively will continue to account for a substantial portion of our net revenue for the foreseeable future.

Based on ship to location, net revenues by geographic region were as follows (in thousands):

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$18,044	47.7%	$19,006	37.9%
Taiwan	1,314	3.5	1,694	3.3
Hong Kong	5,971	15.8	10,553	21.0
China	449	1.2	139	0.3
Europe	7,392	19.5	5,157	10.3
Japan	3,813	10.1	10,666	21.2
Malaysia	370	1.0	1,276	2.5
Singapore	460	1.2	1,712	3.4
Other Asia	—	—	69	0.1
	$37,813	100.0%	$50,272	100.0%

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

Comparison of the Three Months Ended June 30, 2015 to the Three Months Ended June 30, 2014
Net Revenues. Net revenues for the three months ended June 30, 2015 were $37.8 million, representing a decrease of 24.8% from our net revenues of $50.3 million for the three months ended June 30, 2014. The following table presents revenues for the Computing and Connectivity end markets (dollars in thousands):

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Computing	$14,517	38.4%	$18,836	37.5%	$(4,319)	(22.9)%
Connectivity	23,296	61.6	31,436	62.5	(8,140)	(25.9)%
Total	$37,813	100.0%	$50,272	100.0%	$(12,459)	(24.8)%

During the three months ended June 30, 2015, our Computing revenues decreased by 22.9% and our Connectivity revenues decreased by 25.9%, compared to the same period last year. Our Computing revenues reflected the continuing decline in sales of PowerPC-based products, as the networking industry migrates away from the PowerPC architecture and we continue to focus our resources on products based on the ARM architecture, which has not yet generated significant revenue. The decrease in Connectivity revenues during the three months ended June 30, 2015, compared to the same period in the prior year, was due to the cyclicality in telecommunications industry resulting in a decline in business for our products targeting that market.
Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three months ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$37,813	100.0%	$50,272	100.0%	$(12,459)	(24.8)%
Cost of revenues	16,806	44.4	20,257	40.3	(3,451)	(17.0)%
Gross profit	$21,007	55.6%	$30,015	59.7%	$(9,008)	(30.0)%

The gross profit percentage for the three months ended June 30, 2015 decreased to 55.6%, compared to 59.7% for the three months ended June 30, 2014. The decrease in our gross profit percentage was primarily due to unfavorable product mix.
The gross margins for our solutions have declined from time to time in the past. Factors that have caused downward pressure on gross margins for our products include competitive pricing pressures, unfavorable product mix, the cost sensitivity of our customers particularly in the higher-volume markets, new product introductions by us or our competitors and capacity constraints in our supply chain. For strategic reasons, from time to time, we may accept initial orders at less than optimal gross margins in order to facilitate the introduction and/or market penetration of our new or existing products. We have accepted and may in the future accept orders at less than optimal gross margins in order to facilitate the introduction of new products or the market penetration of existing products. To maintain acceptable operating results, we seek to offset any reduction in gross margins of our products by reducing operating costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. In addition, our margins may fluctuate from period to period based on the timing and amount of any IP licensing or sales arrangements that we may undertake. Although historically these arrangements have provided us with higher-margin revenues, we cannot predict the frequency or extent to which we will engage in them in the future.
Research and Development and Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$21,617	57.2%	$33,205	66.1%	$(11,588)	(34.9)%
Selling, general and administrative	$8,764	23.2%	$9,058	18.0%	$(294)	(3.2)%

Research and Development. The decrease in R&D expenses of 34.9% or $11.6 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was mainly due to a $7.1 million decrease in Veloce consideration related expenses, a $3.2 million decrease in direct project costs and a $1.8 million decrease in personnel costs.
R&D expense recognized in connection with the Veloce consideration was zero and $7.1 million during the three months ended June 30, 2015 and 2014, respectively. Refer to Note 4, Veloce, to the Condensed Consolidated Financial Statements for further details.
Selling, General and Administrative. The decrease in SG&A expenses of 3.2% or $0.3 million during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was mainly due to a $0.6 million decrease in personnel costs, partially offset by a $0.2 million increase in outside services relating to the relocation of headquarters.

Stock-Based Compensation. The following table presents stock-based compensation expense for the three months ended June 30, 2015 and 2014, which is included in the tables above (dollars in thousands):

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$93	0.2%	$47	0.1%	$46	97.9%
Research and development	4,060	10.7	3,271	6.5	789	24.1%
Selling, general and administrative	1,939	5.1	1,898	3.8	41	2.2%
	$6,092	16.1%	$5,216	10.4%	$876	16.8%

The increase in stock-based compensation of 16.8% during the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to the expense relating to the incentive compensation program during the three months ended June 30, 2015, partially offset by the higher expense associated with the shares vested on the grant date relating to RSU grants with two-year vesting during the three months ended June 30, 2014.
Realized Gain on Short-Term Investments and Interest and Other Income (expense), net. The following table presents net realized gain on short-term investments and interest and other income (expense), net for the three months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended June 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Realized gain on short-term investments and interest income, net	$1,619	4.3%	$336	0.7%	$1,283	381.8%
Other income (expense), net	$25	0.1%	$(21)	—%	$46	(219.0)%

Realized Gain on Short-Term Investments and Interest Income, net. The increase in net realized gain on short-term investments and interest income, net for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to an increase in realized gains from the sale of short-term investments and marketable securities during the three months ended June 30, 2015.

Other Income (Expense), net. The increase in other income (expense), net for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 was primarily due to the gain on disposal of property and equipment during the three months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES
As of June 30, 2015, our principal source of liquidity consisted of $76.6 million in cash, cash equivalents and short-term investments. Working capital, defined as net current assets minus net current liabilities, was $92.0 million as of June 30, 2015. Total cash, cash equivalents and short-term investments increased by $1.3 million during the three months ended June 30, 2015 primarily due to cash provided by operations of $2.8 million and proceeds from the issuance of common stock of $0.1 million, partially offset by funding of taxes withheld upon vesting of restricted stock units of $1.2 million, purchase of property and equipment of $0.3 million and decrease in net unrealized gains of available-for-sale investments of $0.2 million. At June 30, 2015, we had contractual obligations not included on our balance sheet totaling $30.5 million, primarily related to facility leases, IP licenses, engineering design software tool licenses and inventory purchase commitments.
Balance of Veloce Consideration

In June 2012, we completed our acquisition of Veloce which had been developing specific ARM-based technology for us. The total purchase consideration for Veloce was $178.5 million. During the three months ended June 30, 2015 and 2014, we paid $0.1 million and $6.4 million, respectively, in cash and issued 163,000 shares and 38,000 shares of common stock, respectively, valued at approximately $0.9 million and $0.3 million, respectively, as part of Veloce acquisition consideration. As of June 30, 2015, $169.9 million of the total Veloce consideration had been paid, including $89.4 million in cash and the issuance of 10.9 million shares of common stock valued at $80.5 million, leaving an aggregate balance of $8.6 million. Payment of the remaining Veloce consideration occurs based upon satisfaction of applicable vesting requirements and can be settled in cash or shares of common stock, at the election of management, up to a maximum of approximately 2.1 million shares as of June 30, 2015. We expect that an additional $2.0 million will be paid in cash and stock by September 30, 2015. Refer to Note 4, Veloce, to the Condensed Consolidated Financial Statements for further details.

Operating Activities
Net cash provided by operating activities was $2.8 million for the three months ended June 30, 2015. Our net loss of $7.4 million for the three months ended June 30, 2015 included $6.5 million of non-cash items consisting of $1.8 million of depreciation and $6.1 million of stock-based compensation, partially offset by $1.5 million of gain on short-term investments and other, net. The remaining change in operating cash flows for the three months ended June 30, 2015 primarily reflected decreases in accounts receivable $0.9 million, inventories of $3.7 million, other assets of $2.5 million, Veloce accrued liability of $0.1 million and accounts payable of $3.5 million, and increase in accrued payroll and other liabilities of $0.2 million.

Investing Activities
Net cash provided by investing activities of $6.0 million for the three months ended June 30, 2015 was due to net proceeds of $6.3 million from short-term investment activities, partially offset by the purchase of property and equipment of $0.3 million.

Financing Activities
Net cash used for financing activities of $1.1 million for the three months ended June 30, 2015 was due to tax withholding payments related to the vesting of restricted stock units of $1.2 million, partially offset by proceeds from the issuance of common stock of $0.1 million.
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

We expect to satisfy our remaining Veloce-related payment obligations of $8.6 million using a combination of cash and the issuance of shares of common stock. Our available liquidity could be adversely affected, however, if we decide to satisfy the remaining Veloce obligations using a greater proportion of cash rather than our common stock or if our normal operations or unforeseen events require us to expend more cash than currently anticipated. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. Such options could include, without limitation, issuing equity to one or more strategic or other investors, obtaining debt financing, selling assets or business units or acquiring cash-generating assets or business units from third parties, as well as additional restructuring activities. If our stock price declines or additional equity is issued as a result of any of the foregoing, it could result in greater dilution to our stockholders. Our liquidity could also be adversely affected if we are forced to liquidate our investments on short notice and on unfavorable terms. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.
Contractual Commitments
See Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of June 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We make investments in debt instruments issued by the US government, it agencies, municipalities and corporations; either investing in those securities directly or indirectly through investing in shares of bond mutual funds. In all cases, at purchase, the investments conform to our credit quality, duration and diversification requirements as set forth in our investment policy. We generally do not invest directly in derivatives to manage its exposure to changes in interest rates.
We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2015, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $32.3 million and a cost basis of $32.0 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2015 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)	June 30, 2015	50 BPS	100 BPS	150 BPS
Available-for-sale investments	$32,681	$32,584	$32,459	$32,326	$32,193	$32,062	$31,931
The modeling technique used measures the change in fair market value arising from selected potential changes in interest rates. Market changes reflect immediate hypothetical parallel shifts in the yield curve of plus or minus 50 basis points, 100 basis points and 150 basis points. While this modeling technique provides a measure of our exposure to market risk, economic turbulence could cause interest rates to shift by more than 150 basis points.
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the three months ended June 30, 2015. Gains and losses are recognized in income or expenses in the Condensed Consolidated Statements of Operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.
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
Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2015 filed with the SEC on May 22, 2015.
*Our liquidity may deteriorate based on our future uses of cash.

Our cash, cash equivalents and short-term investments balance as of June 30, 2015 was $76.6 million compared to $75.4 million as of March 31, 2015. During the quarter ended June 30, 2015, $0.1 million of cash was used for Veloce acquisition consideration payments. $8.6 million of the $178.5 million in total Veloce acquisition consideration remains to be paid, and our cash balance may decrease further depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated. If this were to occur, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital or generate cash. In addition, we may elect to raise additional capital, including without limitation by issuing equity or debt securities, or otherwise attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.
During the three months ended June 30, 2015, our cash provided by operating activities was $2.8 million and during the fiscal years ended March 31, 2015 and 2014, our cash used in operating activities was $27.0 million and $46.8 million, respectively. Excluding the acquisition consideration for Veloce, our cash used for operating activities was $17.9 million for the fiscal year ended March 31, 2015 and our cash provided by operating activities was $16.8 million for the fiscal year ended March 31, 2014.
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
*Our success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel, our ability to identify, hire and retain additional qualified personnel, and successful succession planning.
Our success depends to a significant extent upon the continued service of our senior management and engineering personnel and successful succession planning. Among other things, our ability to continue our commercialization and next-generation product development efforts for X-Gene and other new products will depend upon the retention of key former Veloce and other engineering personnel. We acquired Veloce in June 2012 pursuant to a merger agreement that provided for payments based on post-closing product development milestones. Our ability to retain key Veloce personnel may be adversely impacted by factors such as the substantial completion of our payment obligations to them under the Veloce merger agreement, the effects of past or future restructuring activities in increasing or changing their workloads, and the impact of declines in our stock price on the value of their equity compensation packages. In addition, as our core business and technologies continue to evolve, including without limitation with respect to our growth and expansion into next-generation cloud infrastructure and data center markets, our success will depend on effectively transitioning to certain new management and engineering personnel who are most capable of supporting that evolution. There is intense competition for qualified personnel in the semiconductor industry, and in particular design, product and test engineers. We may not be able to continue to identify, attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who have left or may leave our employment.
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
We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include raising equity capital from strategic, institutional or other investors, making acquisitions (including, without limitation, discharging our remaining purchase price obligations in the Veloce acquisition) through the use of stock, and adopting additional equity incentive plans. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. Currently, we have the ability to issue up to 2.1 million additional shares of our common stock as Veloce acquisition consideration without obtaining stockholder approval. In the event stockholder approval is required but not obtained, we likely will be forced to use a greater portion of our cash than currently anticipated in order to satisfy our Veloce payment obligations. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, and our available cash balances and liquidity requirements as of such dates, some of which are not determinable at this time. In addition, to enable us to make future equity grants to attract and retain key employees and service providers, we have requested stockholder approval of a 3.3 million share increase in the shares reserved for issuance under our 2011 Equity Incentive Plan at the 2015 Annual Meeting of Stockholders.
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
Many of our competitors have longer operating histories and presences in key markets, greater name recognition, and larger customer bases, workforces and intellectual property portfolios, and in some cases operate their own fabrication facilities. Our competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements more quickly than comparable products from us or that could replace or provide lower cost alternatives to our products. Competitors’ introduction of enhancements, new products or new pricing structures could render our existing and future products obsolete or unmarketable. In addition, large competitors could use their existing market share and influence, including without limitation financial incentives, to discourage potential ecosystem partners and customers from supporting or purchasing our products. We and our customers also face intense price pressure and competition from companies in lower cost countries such as China. In response to these price pressures, our customers could require us to reduce prices which could adversely affect our financial results. Furthermore, our discrete legacy products are being and could continue to be integrated into ASICs or combined into single chip solutions that could cause our revenues from such products to decline at a faster rate.
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
We depend upon third parties to manufacture, assemble, package or test certain of our products. As a result, we are subject to risks associated with our dependence on third-party manufacturing and supply relationships, including:

•
pricing of foundry services and of other supply chain services such as packaging and testing, from vendors such as Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), GlobalFoundries, Inc. (which recently took over foundry services previously provided to us by International Business Machines Corporation), Advanced Semiconductor Engineering, Inc. ("ASE") and Siliconware Precision Industries Co. Ltd. ("SPIL");

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

•
potential foundry shortages when we commence volume manufacturing of new products, especially those with 28nm or anticipated smaller geometry technologies or using more complicated manufacturing process technologies such as FinFET, which could delay the supply of products to our customers.

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
Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. This risk is substantially higher with respect to the manufacture of our new X-Gene, X-Weave and HeliX products at 40 and 28 nanometers, and will be even higher when using anticipated smaller geometries such as 16 nanometers and more complicated processes such as FinFET. FinFET generally refers to a multi-gate architecture that includes a silicon “fin” that wraps around the conducting portion of the device. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.
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
Shifting to smaller geometry process technologies and new manufacturing processes often results in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to smaller geometries is inherently more expensive, and, as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face these difficulties, delays and expenses with respect to the 28 nanometer and smaller versions of X-Gene and X-Weave and as we continue to transition our other products to smaller geometry processes. Transitions to more sophisticated designs and processes, such as FinFET, could result in similar difficulties. We are dependent on our relationships with our foundries to transition to smaller geometry processes and new designs successfully and at competitive pricing. We cannot assure you that our foundries will be able to effectively manage these transitions or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays or difficulties in these transitions or fail to implement them at competitive pricing, our business, financial condition and results of operations could be materially and adversely affected.
*The gross margins for our products could decrease rapidly or not increase as forecasted, which would negatively impact our business, financial conditions and results of operations.
The gross margins for our solutions have declined in the past and may do so again in the future. Factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in higher-volume markets, new product introductions by us or our competitors, the overall mix of our products sold during a particular quarter, and other factors. From time to time, for strategic reasons, we have accepted and may in the future accept orders at less than optimal gross margins in order to facilitate the introduction of new products or the market penetration of existing products. We may also accept orders at less than optimal gross margins to encourage customers to order sooner or in larger quantities than previously anticipated. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. If the gross margins for our products decline or do not increase as anticipated and we are unable to offset those reductions, our business, financial condition and results of operations will be materially and adversely affected.
*Adverse economic and financial market conditions could harm our revenues, operating results and financial condition.
Our business has been negatively affected by occasional downturns in the economies of the United States and other countries, including one in recent years that continues to cause unstable economic conditions in certain countries, including several countries in Europe. Economic downturns in other geographic regions, such as Asia, could also negatively affect our business. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global economic and market conditions persist or worsen, or if the recent rebound in the U.S. economy deteriorates, our business, operating results and financial condition could suffer materially, which in turn could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies. Because we expect to depend on new products for a substantial portion of our future revenues, this could have a material and adverse effect on us.
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

•	our customers experiencing shortages from their suppliers, which may cause them to delay orders or deliveries of our products;

•	delays in the availability of our products or our customers' products;

•
delays in the availability of the software elements from third party vendors and ecosystem partners that may cause delays in customers' use of our hardware products, resulting in further delays in bringing our product to market;

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
Each of our Connectivity and Computing product families faces industry-specific challenges, in addition to the risks applicable to our business as a whole. For our Connectivity products, order patterns historically have been uneven from period to period. The unpredictable nature of demand in this sector makes it more difficult to forecast our revenues, and may cause us to incur additional expenses for inventory that may need to be written off. Our Connectivity product lines are also subject to technology transitions within the communications industry. For example, as the communications industry has continued to shift away from the SONET/SDH standard to the higher speed, lower power optical transport network (OTN) standard, substantially all of our new Connectivity product designs utilize the OTN standard. However, as a result of this transition, many of our older, SONET-based Connectivity products are experiencing declining sales, while our newer Connectivity products, such as the X-Weave product family, have not yet generated significant revenue. Moreover, the transition to OTN, resulting in higher sales volumes and increased competition from integrated solutions providers, is in turn leading to price and margin erosion challenges. The introduction of other technological standards may also affect demand for our products. For our Computing business, as well, the migration of the networking industry away from products utilizing the PowerPC architecture and towards products utilizing other architectures such as ARM, has presented challenges. In line with this migration, we are no longer introducing new PowerPC product designs and are reducing our resources equipped to support our older PowerPC product lines. Moreover, as many of our older, PowerPC-based Computing products are experiencing declining sales, we will increasingly depend on revenues from our new ARM-based products, such as the X-Gene product family and our HeliX embedded products. If we are unable to develop and deliver new Connectivity and Computing products that meet changing customer needs and generate sufficient revenue to offset the decline in sales of our older product lines, our business, results of operations and financial condition would be materially and adversely affected. Our sales of Connectivity and Computing products are also concentrated among a few large customers. Changes in a large customer’s financial condition, budgeting or technology strategy may materially affect our sales and could result in our holding higher than expected unsold inventory, which could result in higher expenses.
*Our business may suffer due to downturns in the technology industry, which is cyclical.
The technology equipment industry is cyclical and has in the past experienced significant and extended downturns. The most recent downturn caused a reduction in capital spending on information technology generally, which affected demand for our products. Future downturns may materially and adversely affect our business, operating results and financial condition. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet and other communications services. We are also developing and introducing new Cloud Server® products for the internet and data center markets. If those end markets fail to grow as expected, or experience downturns, demand for our products would be reduced.
*Interruptions, delays, cyber attacks, security breaches or other unauthorized activities at third-party data centers or other cloud computing infrastructure providers, or similar failures within our internal information technology systems, could materially harm our business.
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
Sales to distributors accounted for 50% of our revenues for the quarter ended June 30, 2015, and 54% of our revenues for each of the fiscal years ended March 31, 2015 and 2014. Our largest distributor accounted for 29% of our revenues for the quarter ended June 30, 2015, and 27% of our revenues for each of the fiscal years ended March 31, 2015 and 2014. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.
Any future adverse conditions in the U.S. and global economies or in the U.S. and global credit markets could materially impact the operations of our distributors. Any deterioration in the financial condition of our distributors or any disruption in their operations could adversely impact the flow of our products to our end customers and adversely impact our results of operations. In addition, during an industry or economic downturn, it is possible there will be an oversupply of products and a decrease in sell-through of our products by our distributors, which could result in excess inventories held by distributors which could lower our net sales.
*The loss of one or more key customers, diminished demand for our products from a key customer, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenues and profits.
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that individually accounted for at least 10% of total net revenues were as follows:

	Three months ended June 30,
	2015	2014
Wintec (global logistics provider)**	29%	23%
Avnet (distributor)	25%	32%
Arrow (distributor)	11%	*
Flextronics (contract manufacturer)	11%	*
Paltek (distributor)	*	16%
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
Our target markets, including the data center market, undergo transitions from time to time in which products incorporate new features, interoperability and performance standards on an industry-wide basis. If our products are unable to support the new features or standards required by OEMs or end customers in these markets, or if our products fail to be certified or adopted by OEMs, we will lose business from an existing or potential customer and may not have the opportunity to compete for new design wins or certification until the next product transition occurs. If we fail to develop products with required features or standards, or if we experience a delay in certifying or bringing a new product to market, or if our customers fail to achieve market acceptance of their products, our revenues could be significantly reduced for a substantial period.
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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets, and we recorded significant impairment charges against these assets in our previous financial statements. At June 30, 2015, we had $11.4 million of goodwill. Although we had no purchased intangible assets at June 30, 2015, we may be required to take significant charges as a result of impairment to the carrying value of any goodwill or purchased intangible assets that we may record in the future.
We have expended significant effort and expense on divestitures, and may do so in the future. For example, in April 2013, we completed the sale of 100% of the issued and outstanding shares of TPack A/S, our wholly-owned subsidiary, and certain intellectual property assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, payable in cash. In January 2013, we sold certain assets relating to our active optical technology platform to Volex Plc for a purchase price of $2.0 million. We may be unable to accomplish future strategic divestitures on favorable terms or at all.
*Our industry and markets are subject to consolidation, which may result in stronger competitors, fewer customers and reduced demand.
There has been and continues to be industry consolidation among communications IC companies, network equipment companies and telecommunications companies, such as the acquisition of LSI Corporation by Avago Technologies in May 2014, Cortina’s networking and optical transport product lines by Inphi in October 2014 and Emulex Corporation by Avago Technologies in May 2015. Also in 2014, Qualcomm announced its proposed acquisition of Cambridge Silicon Radio (CSR) and, in 2015, there have been announcements of the proposed acquisition of Freescale Semiconductor by NXP Communications, of Broadcom Corporation by Avago Technologies, and of Altera Corporation by Intel. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product or technology portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. In addition, our company or one or more of our product families or technologies may become a target for a company looking to improve its competitive position through acquisition. Consolidation may result in stronger competitors, fewer customers and reduced demand for our products, which in turn could have a material adverse effect on our business, operating results, and financial condition.
Our operating results are subject to fluctuations because we rely heavily on international sales.
International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. The revenues we derive from international sales are subject to certain risks, including:

•	foreign currency exchange fluctuations to the extent that this impacts our customers' purchasing power;

•	changes in regulatory requirements;

•	tariffs, rising protectionism and other trade barriers;

•	timing and availability of export licenses;

•	political and economic instability;

•	natural disasters;

•	increased exposure to liability under U.S and foreign anti-corruption laws and regulations;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	reduced or uncertain protection for intellectual property rights in some countries;

•	longer payment cycles and difficulties in collecting accounts receivable in some countries;

•	burdens of complying with a wide variety of complex foreign laws and treaties;

•	potentially adverse tax consequences; and

•	uncertain economic conditions that may worsen or sustain improvements which trail those in the United States.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. Our portfolio primarily includes fixed income securities and mutual funds, the values of which are subject to market price volatility. These securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one or more of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the quarter ended June 30, 2015, and the fiscal years ended March 31, 2015 and 2014, we did not record any other-than-temporary impairment charges on our short-term investments and marketable securities. However, as of June 30, 2015, there were unrealized losses of $0.1 million on our balance sheet on these securities that were not previously recorded as an other-than-temporary impairment charge. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals”) in their products, including products that are manufactured by third parties. These new regulations require companies to investigate, disclose and report whether or not such minerals or metals originated from the Democratic Republic of Congo or adjoining countries, and mandate independent audits under certain circumstances, to confirm that trade in such minerals or metals does not fund armed conflict in those countries. We filed our first two reports under these regulations in May 2014 and 2015, and will be required to file similar reports on an annual basis thereafter.
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
Any current or future litigation relating to the IP rights of third parties would at a minimum be costly and could divert the efforts and attention of our management and technical personnel. In the event of any adverse ruling in any such litigation, we could be required to pay substantial damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes, expend substantial resources attempting to develop non-infringing products or technologies, or obtain a license under the IP rights of the third party claiming infringement. A license might not be available on reasonable economic and other terms or at all. From time to time, we may be involved in litigation relating to other claims arising out of our operations in the normal course of business. The ultimate outcome of any such litigation matters could have a material, adverse effect on our business, financial condition and operating results.
*Our stock price is volatile.
The market price of our common stock has fluctuated significantly. For example, our stock’s closing price declined from $9.90 per share on March 31, 2014 to $5.10 per share on March 31, 2015. On June 30, 2015, our stock's closing price was $6.75 per share. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to:

•	fluctuations in our anticipated or actual operating results;

•	our announcement of actual results or financial outlook that are higher or lower than market or analyst expectations;

•	changes in the economic performance or market valuations of other semiconductor companies or companies perceived by investors to be comparable to us;

•	announcements or introductions of new products by us or our competitors;

•	fluctuations in the anticipated or actual operating results or growth rates of our customers, peers or competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor, communications or information technology markets;

•	the commencement or outcome of litigation or governmental investigations;

•	changes in ratings and estimates of our performance, or loss of coverage, by securities analysts;

•	positive or negative commentary about our business or prospects by industry bloggers and journalists;

•	volume fluctuations due to inconsistent trading volume levels of our shares;

•	announcements of merger, acquisition or financing transactions;

•	management or Board of Director changes;

•	our inclusion in certain stock indices; and

•	general economic and market conditions.

In recent years, the stock market has experienced extreme price and volume fluctuations that have affected the market prices of many high technology companies, particularly semiconductor companies. In some instances, these fluctuations appear to have been unrelated or disproportionate to the operating performance of the affected companies. Whether or not our stock is part of one or more Index funds could also have a significant impact on our stock. We cannot assure you that our stock will be part of any Index fund. In addition, broader conditions in the financial markets, such as the credit and mortgage crisis in 2008 and beyond, may cause our stock price to decline rapidly and unexpectedly.

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
During the three months ended June 30, 2015, we issued 163,339 shares of common stock to former holders of Veloce common stock, common stock options and stock equivalents pursuant to the Veloce merger agreement, as described above. These shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(10) of the Securities Act.

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
Date: August 4, 2015

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ Douglas T. Ahrens
Douglas T. Ahrens
Vice President and Chief Financial Officer
(Duly Authorized Signatory and Principal Financial and Accounting Officer)

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1	10/10/1997	3.2

3.2	Certificate of Amendment of Certificate of Incorporation of the Company.	S-4	9/12/2000	3.3

3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	12/11/2007	3.1

3.4	Amended and Restated Bylaws of the Company.	10-Q	11/3/2010	3.2

4.1	Specimen Stock Certificate.	S-1/A	11/12/1997	4.1

10.1	Letter Agreement among the Company, Christopher Zepf, and Kingdom Ridge Capital, LLC, dated May 11, 2015.	8-K	5/14/2015	99.1

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema Document				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x