Form 10-Q
period 2015-09-30
APPLIED MICRO CIRCUITS CORP
filed 2015-11-03
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 26, 2015, 82,835,764 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2015	March 31, 2015
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$21,075	$36,495
Short-term investments	54,425	38,863
Accounts receivable, net	12,624	12,407
Inventories	20,382	23,514
Other current assets	15,545	16,840
Total current assets	124,051	128,119
Property and equipment, net	14,415	16,749
Goodwill	11,425	11,425
Other assets	1,449	2,570
Total assets	$151,340	$158,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,128	$13,896
Accrued payroll and other accrued liabilities	3,968	3,770
Veloce accrued liability	3,231	5,742
Other accrued liabilities	8,317	7,644
Deferred revenue	392	415
Total current liabilities	28,036	31,467
Non-current liabilities	4,356	4,291
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 375,000 at September 30, 2015 and March 31, 2015
Issued and outstanding shares - 82,836 at September, 2015 and 80,816 at March 31, 2015	828	808
Additional paid-in capital	6,046,111	6,032,604
Accumulated other comprehensive loss	(9,705)	(7,486)
Accumulated deficit	(5,918,286)	(5,902,821)
Total stockholders’ equity	118,948	123,105
Total liabilities and stockholders’ equity	$151,340	$158,863

* The Condensed Consolidated Balance Sheet as of March 31, 2015 has been derived from the audited Consolidated Financial Statements at that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net revenues	$39,743	$40,945	$77,556	$91,217
Cost of revenues	17,758	17,716	34,564	37,973
Gross profit	21,985	23,229	42,992	53,244
Operating expenses:
Research and development	22,411	24,711	44,028	57,916
Selling, general and administrative	8,373	7,919	17,137	16,977
Amortization of purchased intangible assets	—	42	—	104
Restructuring	15	(110)	111	1,101
Total operating expenses	30,799	32,562	61,276	76,098
Operating loss	(8,814)	(9,333)	(18,284)	(22,854)
Realized gain on short-term investments and interest income, net	257	393	1,876	729
Other income (expense), net	8	(2,505)	33	(2,526)
Loss before income taxes	(8,549)	(11,445)	(16,375)	(24,651)
Income tax (benefit) provision	(488)	272	(910)	131
Net loss	$(8,061)	$(11,717)	$(15,465)	$(24,782)
Basic and diluted net loss per share	$(0.10)	$(0.15)	$(0.19)	$(0.32)
Shares used in calculating basic and diluted net loss per share	82,176	78,487	81,680	78,202

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(8,061)	$(11,717)	$(15,465)	$(24,782)
Other comprehensive (loss) gain, net of tax:
Unrealized (loss) gain on investments*	(196)	(171)	(1,849)	296
Loss on foreign currency translation	(233)	(127)	(370)	(215)
Other comprehensive (loss) gain, net of tax	(429)	(298)	(2,219)	81
Total comprehensive loss	$(8,490)	$(12,015)	$(17,684)	$(24,701)

* The amounts reclassified from accumulated other comprehensive loss and recorded in net realized gain on short-term investments and interest income, net in the Condensed Consolidated Statement of Operations relating to sale of short-term investments were $0.1 million and $1.5 million for the three and six months ended September 30, 2015, respectively and zero for the three and six months ended September 30, 2014. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for additional details.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2015	2014*
Operating activities:
Net loss	$(15,465)	$(24,782)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	3,671	4,376
Amortization of purchased intangible assets	—	104
Stock-based compensation expense	12,026	9,446
Veloce acquisition consideration	—	7,140
(Gain) loss on short-term Investments and other, net	(1,587)	22
Impairment of a strategic investment	—	2,500
Tax effect on other comprehensive loss	—	(84)
Changes in operating assets and liabilities:
Accounts receivable	(217)	7,297
Inventories	3,149	1,334
Other assets	2,109	600
Accounts payable	(2,358)	(12,094)
Accrued payroll and other accrued liabilities	170	(2,589)
Veloce accrued liability	(90)	(7,499)
Deferred revenue	(23)	(166)
Net cash provided by (used for) operating activities	1,385	(14,395)
Investing activities:
Proceeds from sales and maturities of short-term investments	47,847	1,920
Purchases of short-term investments	(63,702)	(2,069)
Proceeds from sale of property and equipment	31	1
Purchases of property and equipment	(807)	(7,020)
Proceeds from sale of TPack	—	3,353
Net cash used for investing activities	(16,631)	(3,815)
Financing activities:
Proceeds from issuance of common stock	1,245	1,863
Funding of restricted stock units withheld for taxes	(1,419)	(1,246)
Net cash (used for) provided by financing activities	(174)	617
Net decrease in cash and cash equivalents	(15,420)	(17,593)
Cash and cash equivalents at beginning of year	36,495	71,539
Cash and cash equivalents at end of period	$21,075	$53,946
Supplementary cash flow disclosures:
Cash paid for income taxes	$328	$425

* The Statement of Cash Flows for the six months ended September 30, 2014 reflects an immaterial revision to correct outstanding payables related to purchases of property and equipment previously included in net cash used for investing activities to net cash used for operating activities. As a result, net cash used for operating activities increased by $0.3 million and net cash used for investing activities decreased by the corresponding amount.

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
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

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

In May 2014, the FASB issued ASU No. 2014-09, "Revenue from Contracts with Customers", which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is not permitted but adoption on the original effective date is permitted. The ASU allows for either full retrospective or modified retrospective adoption. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable, net:

	September 30, 2015	March 31, 2015
	(In thousands)
Accounts receivable	$12,909	$12,709
Less: allowance for bad debts	(285)	(302)
	$12,624	$12,407

Inventories:

	September 30, 2015	March 31, 2015
	(In thousands)
Finished goods	$10,807	$15,310
Work in process	6,090	5,377
Raw materials	3,485	2,827
	$20,382	$23,514

Other current assets:

	September 30, 2015	March 31, 2015
	(In thousands)
Prepaid expenses	$13,335	$14,847
Executive deferred compensation assets	942	1,004
Other	1,268	989
	$15,545	$16,840

Property and equipment:

	Useful Life	September 30, 2015	March 31, 2015
	(In years)	(In thousands)
Machinery and equipment	3-5	$37,795	$37,286
Leasehold improvements	1-5	7,533	9,909
Computers, office furniture and equipment	3-5	33,904	32,902
		79,232	80,097
Less: accumulated depreciation		(64,817)	(63,348)
		$14,415	$16,749

Goodwill:

	September 30, 2015	March 31, 2015
	(In thousands)
Goodwill	$11,425	$11,425

Other assets:

	September 30, 2015	March 31, 2015
	(In thousands)
Non-current portion of prepaid expenses	$854	$1,974
Other	595	596
	$1,449	$2,570

Other accrued liabilities:

	September 30, 2015	March 31, 2015
	(In thousands)
Employee related liabilities	$1,415	$1,454
Executive deferred compensation	984	1,025
Income taxes	304	1,311
Other	5,614	3,854
	$8,317	$7,644

Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	September 30, 2015				March 31, 2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$16,224	$—	$—	$16,224	$33,936	$—	$—	$33,936
Cash equivalents	4,851	—	—	4,851	2,559	—	—	2,559
U.S. Treasury securities and agency bonds	23,813	40	—	23,853	1,230	—	—	1,230
Corporate bonds	24,515	69	(17)	24,567	10,772	28	(6)	10,794
Asset-backed securities	4,633	2	(1)	4,634	—	15	—	15
Municipal bonds	1,353	2	—	1,355	—	—	—	—
Mutual funds	—	—	—	—	24,895	1,955	(59)	26,791
Preferred stock	5	11	—	16	11	22	—	33
	$75,394	$124	$(18)	$75,500	$73,403	$2,020	$(65)	$75,358
Reported as:
Cash and cash equivalents				$21,075				$36,495
Short-term investments available-for-sale				54,425				38,863
				$75,500				$75,358

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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	September 30, 2015				March 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$16,224	$—	$—	$16,224	$33,936	$—	$—	$33,936
Cash equivalents	4,851	—	—	4,851	2,559	—	—	2,559
U.S. Treasury securities and agency bonds	23,853	—	—	23,853	1,230	—	—	1,230
Corporate bonds	—	24,567	—	24,567	—	10,794	—	10,794
Asset-backed securities	—	4,634	—	4,634	—	15	—	15
Municipal bonds	1,355	—	—	1,355	—	—	—	—
Mutual funds	—	—	—	—	26,791	—	—	26,791
Preferred stock	—	16	—	16	—	33	—	33
	$46,283	$29,217	$—	$75,500	$64,516	$10,842	$—	$75,358
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three and six months ended September 30, 2015 and 2014.
The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds, asset-backed securities and municipal bonds, by contractual maturity (in thousands):

	September 30, 2015
	Cost	Estimated Fair Value
Less than 1 year	$11,574	$11,583
Mature in 1 – 2 years	31,700	31,730
Mature in 3 – 5 years	11,040	11,096
Mature after 5 years	—	—
	$54,314	$54,409
The following is a summary of gross unrealized losses (in thousands):

As of September 30, 2015	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$1,579	$—	$—	$—	$1,579	$—
Corporate bonds	6,617	(17)	—	—	6,617	(17)
Asset-backed securities	1,404	(1)	—	—	1,404	(1)
	$9,600	$(18)	$—	$—	$9,600	$(18)

As of March 31, 2015	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$878	$(6)	$—	$—	$878	$(6)
Mutual funds	14,592	(17)	475	(42)	15,067	(59)
	$15,470	$(23)	$475	$(42)	$15,945	$(65)
Other-Than-Temporary Impairment
Based on an evaluation of securities that have been in a continuous loss position, the Company did not recognize any other-than-temporary impairment charges for the three and six months ended September 30, 2015 and 2014. The Company considered various factors which included a credit and liquidity assessment of the underlying securities and the Company’s intent and ability to hold the underlying securities until the estimated date of recovery of its amortized cost.

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
The following table summarizes warranty reserve activities (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Beginning balance	$222	$177	$194	$199
Additions during the period	72	6	129	—
Settlements and expirations	(25)	(8)	(53)	(23)
Change in estimates	(9)	—	(10)	(1)
Ending balance	$260	$175	$260	$175

Realized gain on short-term investments and interest income, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net realized gain on short-term investments	$127	$5	$1,557	$—
Interest income, net	130	388	319	729
	$257	$393	$1,876	$729

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

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Net loss	$(8,061)	$(11,717)	$(15,465)	$(24,782)
Shares used in net loss per share computation:
Weighted average common shares outstanding, basic	82,176	78,487	81,680	78,202
Net effect of dilutive common share equivalents	—	—	—	—
Weighted average common shares outstanding, diluted	82,176	78,487	81,680	78,202
Basic and diluted net loss per share	$(0.10)	$(0.15)	$(0.19)	$(0.32)
The effect of dilutive securities (comprised of options and RSUs) totaling 3.5 million and 3.6 million shares for the three and six months ended September 30, 2015, respectively, and 1.0 million and 1.2 million shares for the three and six months ended September 30, 2014, respectively, has been excluded from the diluted net loss per share computation since the Company incurred net losses in the periods presented and their effect would be antidilutive.

3. RESTRUCTURING CHARGES
In January 2015, the Company implemented a restructuring plan to reorganize its operations and reduce its workforce and related operating expenses in order to increase its operating efficiencies. This plan eliminated approximately 40 positions, or approximately 7%, of headcount. The Company completed this plan at the end of the quarter ended September 30, 2015 and incurred total restructuring charges of $4.2 million.

The following table sets forth a summary of restructuring activities related to the Company's restructuring plan described above (in thousands):

	Workforce Reduction	Operating Lease Commitments	Other	Total
Liability, March 31, 2015	$449	$113	$15	$577
Restructuring charges	109	—	2	111
Cash payments	(270)	(41)	(9)	(320)
Non-cash items	(14)	12	—	(2)
Liability, September 30, 2015	$274	$84	$8	$366

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
The following table summarizes the cash payment and stock issuance activities during the three and six months ended September 30, 2015 and 2014 as part of the above arrangement (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cash payments	$25	$1,116	$90	$7,499
Value of common stock issued	1,947	281	2,868	615
Total payments	$1,972	$1,397	$2,958	$8,114
Shares of common stock issued	354	38	517	77
As of September 30, 2015, $171.9 million of the total Veloce consideration has been paid and the Company expects that an additional $1.1 million will be paid in cash and stock by December 31, 2015. The $171.9 million paid to date includes $89.4 million in cash and the issuance of 11.2 million shares of common stock valued at $82.5 million. The consideration not yet paid of $6.6 million as of September 30, 2015 can be settled in cash or common stock (or a combination of cash and stock) at the Company's election and is classified as long-term if payments of the consideration are expected to occur beyond a 12 month period.

5. STOCKHOLDERS’ EQUITY

 Stock Options
The Company has granted stock options to employees and non-employee directors under several plans. These option plans include two stockholder-approved plans (1992 Equity Incentive Plan and 2011 Equity Incentive Plan) and one plan not approved by stockholders (2000 Equity Incentive Plan). Certain other outstanding options were assumed through the Company’s various acquisitions.
A summary of the Company's stock option activities and related information during the six months ended September 30, 2015 is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at the beginning of the year	1,794	$9.15
Granted	—	—
Exercised	(25)	$5.23		—	(1)
Cancelled	(99)	$10.65
Outstanding at the end of the period	1,670	$9.12	1.4	$—	(2)
Vested and expected to vest at the end of the period	1,670	$9.12	1.4	$—	(2)
Vested and exercisable at the end of the period	1,670	$9.12	1.4	$—	(2)

(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of September 30, 2015 and the exercise price of the shares. The closing price of the Company’s common stock was $5.31 per share on September 30, 2015.
Restricted Stock Units
The Company has granted RSUs to employees and non-employee directors pursuant to its 1992 Equity Incentive Plan and 2011 Equity Incentive Plan. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. Generally, RSUs vest ratably on a quarterly basis over four years from the date of grant. For new employee grants, 25% of RSUs will vest on the first year anniversary of the grant date and the remaining shares will vest ratably on a quarterly basis.

In May and November 2013 and May and October 2014, the Compensation Committee (the "Committee") authorized market-performance based RSUs ("MSUs"). The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the Standard & Poor's Depositary Receipts (the "SPDR") S&P Semiconductor Index ("Index”) over a two-year performance period for half of the MSU award and a three-year performance period for the remaining half of the MSU award. The MSUs will vest between ranges of 0% and 150% based on the Company's relative TSR compared to the Index. Total grant-date fair value of these MSUs was $4.5 million, of which $1.3 million expired unvested as of September 30, 2015.

In March 2015, the Committee authorized an incentive compensation program with respect to fiscal 2016 (the “Incentive Compensation Program”). Total value of the Incentive Compensation Program was $6.7 million as of September 30, 2015, of which $3.3 million was recognized during the six months ended September 30, 2015. Awards under the Incentive Compensation Program pay out in fully vested shares of common stock on a quarterly basis over a one-year period.

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

RSU activities during the six months ended September 30, 2015 is set forth below (in thousands):

Number of Shares
Outstanding at the beginning of the year	4,328
Awarded	1,474
Vested	(1,462)
Cancelled	(342)
Outstanding at the end of the period	3,998
The weighted average remaining contractual term for the RSUs outstanding as of September 30, 2015 was 1.2 years.
As of September 30, 2015, the aggregate pre-tax intrinsic value of RSUs outstanding was $21.2 million. The aggregate pretax intrinsic value was calculated based on the closing price of the Company’s common stock of $5.31 on September 30, 2015.
The aggregate pre-tax intrinsic value of RSUs vested during the six months ended September 30, 2015 was $8.8 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
Employee Stock Purchase Plan
Under the Company's 2012 Employee Stock Purchase Plan, or ESPP, the Company reserved 1.8 million shares for issuance. In August 2014, the Company’s stockholders approved to reserve an additional 2.0 million shares under the ESPP. Under the terms of the ESPP, eligible employees are entitled to purchase common stock, on a semi-annual basis, at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At September 30, 2015, 1.6 million shares were available for future issuance under the ESPP.
Employees purchased 0.2 million shares at an average price of $4.46 and 0.2 million shares at an average price of $7.09 for the six months ended September 30, 2015 and 2014, respectively. The intrinsic value of shares purchased during the six months ended September 30, 2015 and 2014 was $0.4 million and $0.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

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
The Company did not grant options during the six months ended September 30, 2015.
The fair values of the employee stock purchase rights granted are estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Expected life (years)	0.5	0.5	0.5	0.5
Risk-free interest rate	0.1%	0.1%	0.1%	0.1%
Volatility	57%	57%	57%	57%
Weighted average fair value	$1.80	$2.57	$1.80	$2.57
The weighted average grant-date fair value per share of the RSUs awarded was $6.05 and $6.07 during the three and six months ended September 30, 2015, respectively, as compared to $8.51 and $8.75 during the three and six months ended September 30, 2014, respectively. The weighted average grant-date fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
The following tables summarize the allocation of the stock-based compensation expense (in thousands):

Stock-based compensation expense by type of grant:	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Stock options and stock purchase rights	$289	$292	$496	$706
RSUs	5,650	3,936	11,547	8,720
	5,939	4,228	12,043	9,426
Stock-based compensation (capitalized to) expensed from inventory	(5)	2	(17)	20
Total	$5,934	$4,230	$12,026	$9,446

Stock-based compensation expense by cost centers:	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Cost of revenues	$121	$100	$226	$129
Research and development	3,955	2,776	8,015	6,047
Selling, general and administrative	1,863	1,352	3,802	3,250
	$5,939	$4,228	$12,043	$9,426
Stock-based compensation (capitalized to) expensed from inventory	(5)	2	(17)	20
Total	$5,934	$4,230	$12,026	$9,446
As of September 30, 2015, the amount of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock-based awards was $25.0 million which will be recognized over a weighted average period of 1.2 years.

7. COMMITMENTS AND CONTINGENCIES
Commitments
The following table summarizes the Company's contractual operating leases and other purchase commitments as of September 30, 2015 (in thousands):

Fiscal Years Ending March 31,	Operating Leases	Purchase Commitments *	Total
2016 (remainder of year)	$1,206	$17,898	$19,104
2017	2,267	4,757	7,024
2018	824	4,236	5,060
2019	472	—	472
Total minimum payments	$4,769	$26,891	$31,660

* Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations. Also includes the licensing fees relating to the Company's R&D efforts, including licensed intellectual property, or IP, technology, product design, test and verification tools, of $14.4 million.

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
In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), that has agreed to fund certain on-going remediation efforts relating to the Omega Site. Pursuant to a consent decree entered into between EPA and OPOG and approved by the U.S. District Court for the Central District of California (the “Court”), removal of waste materials from the Omega Site has been completed. Efforts to remediate the soil and groundwater at the Omega Site, as well as the extraction of chemical vapors from the soil and improving indoor air quality in and around the site, are still underway and are expected to be ongoing for several more years. In addition, OPOG and EPA are negotiating the remediation plan for a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). In December 2014, EPA and OPOG agreed upon the basic settlement terms and remediation actions for OU2 that will be set forth in a consent decree that once finalized will be filed with the Court. It is anticipated that Court approval of the consent decree will occur in fiscal year 2017, following which remediation of OU2 will commence. In December 2013, OPOG retained legal counsel to pursue claims against other PRPs for the regional groundwater contamination and, in December 2014, OPOG retained legal counsel to protect its interests in connection with the bankruptcy proceedings filed by an OPOG member. In November 2007, Angeles Chemical Company, located downstream from the Omega Site, filed a lawsuit (the “Angeles Litigation”) in the Court against OPOG and the PRPs for cost recovery and indemnification for future response costs allegedly resulting from OU2. In March 2008, the Court granted OPOG’s motion to stay the Angeles Litigation pending EPA’s determination of how to investigate and remediate the regional groundwater. In January 2012, as a result of challenges made by certain PRPs to the criteria previously used to allocate liability among OPOG members, and of the departure of certain PRPs from OPOG, OPOG approved changes to the cost allocation structure that resulted in an increase to the Company’s proportional allocation of liability. In addition, the subsequent departure or bankruptcy of one or more other PRPs from OPOG could have the effect of increasing the proportional liability of the remaining PRPs, including the Company. To date, the Company has remitted payments to OPOG covering its proportional allocation of liability for legal expenses and remediation costs, and the Company anticipates that its payment obligations relating to the Omega Site will increase once the OU2 consent decree is finalized. Notwithstanding such anticipated increases, the Company does not currently believe its total share of remediation-related expenses will be material to the Company’s financial statements, based on the Company’s approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential aggregate remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of its costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its business or operations.

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

•
Results of operations. This section provides an analysis of our results of operations for the three and six months ended September 30, 2015 and 2014. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report. All statements included or incorporated by reference in this quarterly report, for the three and six months ended September 30, 2015, other than statements or characterizations of historical fact, are forward-looking statements. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.
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
The forward-looking statements are based on our current expectations, estimates and projections about our industry and our business, management's beliefs, and other assumptions made by us. In addition, some of the forward-looking statements included below are based upon statements made by industry experts, analysts, and other third party sources. All forward-looking statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part II, Item 1A, “Risk Factors”, and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-

looking statement. All forward-looking statements in this report speak only as of the filing date of this report, and except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after such date.

OVERVIEW
The Company
Applied Micro Circuits Corporation (“we” or “our”) is a global leader in silicon solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long-haul communications equipment.

Our corporate headquarters are located in Santa Clara, California. Sales and engineering offices are located throughout the world. We serve two target markets, Computing and Connectivity. Our Computing products include the X-Gene family of ARM 64-bit server processors. Our X-Gene product family targets hyperscale data center, enterprise, financial services, scientific and high performance computing, and other applications. X-Gene is the world's first ARM 64-bit Server on a Chip platform in production. In addition to having a time-to-market advantage, we believe X-Gene will lead the next generation cloud and data center silicon market by addressing the need for high performance, lower power and cost-effectiveness resulting in lower total cost of ownership (“TCO”) for data centers and other users.

As part of our current Computing business, we offer a line of embedded processor products based on Power Architecture, sometimes referred to as PowerPC products. The market for PowerPC products generally continues to be in secular decline with customers migrating toward ARM-based processor technology. Our HeliX family of ARM 64-bit processors represents the future of our embedded processor solutions and directly leverages the research and development ("R&D") investments made in our X-Gene server processor architecture. Our embedded processor products are currently being designed and deployed in applications such as wireless access points, residential gateways, wireless base stations, external storage arrays, network attached storage, network switches and routers, telecommunications equipment, and multi-function printers.

The Connectivity portion of our business includes a broad array of physical layer (“PHY”), framer and mapper solutions that target high-speed, high-reliability networking and communications solutions for the service provider and data center markets. Our highly-integrated system-on-chip silicon solutions are used in high-speed optical and network infrastructure equipment as well as data center switches and routers. Our X-Weave family of Connectivity products is being deployed by leading system original equipment manufacturers, or OEMs, to meet the needs of public cloud, private cloud, and enterprise data centers.

Our products and our customers’ products are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, some major products in development during the last few years have not yet started to generate significant revenues. In addition, demand for our products can be impacted by economic downturns, competitive pressures, cyclicality in the telecommunications market, technological developments, and other factors described elsewhere in this report.

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

There have been no significant changes in our critical accounting policies during the six months ended September 30, 2015, as compared to the critical accounting policies disclosed in Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended March 31, 2015.

RESULTS OF OPERATIONS
Summary Financials
The following tables present a summary of our results of operations for the three and six months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$39,743	100.0%	$40,945	100.0%	$(1,202)	(2.9)%
Cost of revenues	17,758	44.7	17,716	43.3	42	0.2%
Gross profit	21,985	55.3	23,229	56.7	(1,244)	(5.4)%
Total operating expenses	30,799	77.5	32,562	79.6	(1,763)	(5.4)%
Operating loss	(8,814)	(22.2)	(9,333)	(22.9)	(519)	(5.6)%
Realized gain on short-term investments and interest and other income, net	265	0.7	(2,112)	(5.2)	2,377	(112.5)%
Loss before income taxes	(8,549)	(21.5)	(11,445)	(28.1)	(2,896)	(25.3)%
Income tax (benefit) provision	(488)	(1.2)	272	0.7	(760)	(279.4)%
Net loss	$(8,061)	(20.3)%	$(11,717)	(28.8)%	$(3,656)	(31.2)%

	Six Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$77,556	100.0%	$91,217	100.0%	$(13,661)	(15.0)%
Cost of revenues	34,564	44.6	37,973	41.6	(3,409)	(9.0)%
Gross profit	42,992	55.4%	53,244	58.4%	(10,252)	(19.3)%
Total operating expenses	61,276	79.0	76,098	83.4	(14,822)	(19.5)%
Operating loss	(18,284)	(23.6)	(22,854)	(25.0)	(4,570)	(20.0)%
Realized gain on short-term investments and interest and other income, net	1,909	2.5	(1,797)	(2.0)	3,706	(206.2)%
Loss before income taxes	(16,375)	(21.1)	(24,651)	(27.0)	(8,276)	(33.6)%
Income tax (benefit) provision	(910)	(1.2)	131	0.1	(1,041)	(794.7)%
Net loss	$(15,465)	(19.9)%	$(24,782)	(27.1)%	$(9,317)	(37.6)%

Net Revenues. We generate revenues primarily through sales of our integrated circuit, or IC, products and printed circuit board assemblies to OEMs who in turn supply their equipment principally to communications service providers and data centers.
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

Based on direct shipments, net revenues to customers that individually accounted for at least 10% of total net revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Wintec (global logistics provider)**	32%	14%	30%	19%
Avnet (distributor)	31%	18%	28%	26%
Arrow (distributor)	*	13%	*	*
Paltek (distributor)	*	*	*	12%

*     Less than 10% of total net revenues for period indicated.
**     Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.

We expect that our largest customers collectively will continue to account for a substantial portion of our net revenue for the foreseeable future.

Based on ship to location, net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$20,519	51.7%	$19,493	47.6%	$38,563	49.6%	$38,499	42.1%
Taiwan	1,370	3.4	2,269	5.4	2,684	3.5	3,963	4.3
Hong Kong	6,115	15.4	2,932	7.2	12,086	15.6	13,485	14.8
China	878	2.2	106	0.3	1,327	1.7	245	0.3
Europe	5,014	12.6	8,797	21.5	12,406	16.0	13,954	15.3
Japan	4,373	11.0	4,358	10.6	8,186	10.6	15,024	16.5
Malaysia	312	0.8	1,814	4.5	682	0.9	3,090	3.4
Singapore	1,153	2.9	1,087	2.7	1,613	2.1	2,799	3.1
Other Asia	—	—	89	0.2	—	—	158	0.2
Other	9	—	—	—	9	—	—	—
	$39,743	100.0%	$40,945	100.0%	$77,556	100.0%	$91,217	100.0%

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

Comparison of the Three and Six Months Ended September 30, 2015 to the Three and Six Months Ended September 30, 2014
Net Revenues. Net revenues for the three and six months ended September 30, 2015 were $39.7 million and $77.6 million, respectively, representing a decrease of 2.9% and 15.0% from our net revenues of $40.9 million and $91.2 million for the three and six months ended September 30, 2014, respectively. The following table presents revenues for the Computing and Connectivity end markets (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Computing	$16,407	41.3%	$16,013	39.1%	$394	2.5%
Connectivity	23,336	58.7	24,932	60.9	(1,596)	(6.4)%
Total	$39,743	100.0%	$40,945	100.0%	$(1,202)	(2.9)%

	Six Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Computing	$30,924	39.9%	$34,849	38.2%	$(3,925)	(11.3)%
Connectivity	46,632	60.1	56,368	61.8	(9,736)	(17.3)%
Total	$77,556	100.0%	$91,217	100.0%	$(13,661)	(15.0)%

Our Computing revenues were flat for the three months ended September 30, 2015 as compared to the same period in the prior year and decreased 11.3% during the six months ended September 30, 2015 as compared to the same period in the prior year. Sequentially, our Computing revenues have remained stable over the prior three quarters within the range of approximately $14.0 million to $16.0 million. Sales of PowerPC-based products will continue to decline as the networking industry migrates away from the PowerPC architecture. We continue to focus our resources on ARM-based products which are in the adoption phase and have not yet generated significant revenue.
Our Connectivity revenues decreased by 6.4% and 17.3% during the three and six months ended September 30, 2015 as compared to the six months ended September 30, 2014, respectively. The decrease in Connectivity revenues during the three and six months ended September 30, 2015 as compared to the same period in the prior year was due to the cyclicality in telecommunications industry resulting in a decline in business for our products targeting that market. Sequentially, our Connectivity revenues have remained stable over the prior three quarters within the range of approximately $20.0 million to $23.0 million.
Gross Profit. The following table presents net revenues, cost of revenues and gross profit for the three and six months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$39,743	100.0%	$40,945	100.0%	$(1,202)	(2.9)%
Cost of revenues	17,758	44.7	17,716	43.3	42	0.2
Gross profit	$21,985	55.3%	$23,229	56.7%	$(1,244)	(5.4)%

	Six Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$77,556	100.0%	$91,217	100.0%	$(13,661)	(15.0)%
Cost of revenues	34,564	44.6	37,973	41.6	(3,409)	(9.0)
Gross profit	$42,992	55.4%	$53,244	58.4%	$(10,252)	(19.3)%

The gross profit percentage for the three and six months ended September 30, 2015 decreased to 55.3% and 55.4%, as compared to 56.7% and 58.4% for the three and six months ended September 30, 2014, respectively. The decrease in our gross profit percentage during the three months ended September 30, 2015 as compared to the same period in the prior year was primarily due to the favorable impact of the higher margin revenue from the sale of an IP during the three months ended September 30, 2014. The decrease in our gross profit percentage during the six months ended September 30, 2015 as compared to the same period in the prior year was primarily due to the unfavorable product mix during the six months ended September 30, 2015 and the favorable impact of the higher margin revenue from the sale of an IP during the six months ended September 30, 2014. Sequentially, our gross profit percentage has remained stable over the prior three quarters but it may fluctuate from period to period. See Part II, Item 1A, “Risk Factors”, section of this Quarterly Report on Form 10-Q for further details.
Research and Development and Selling, General and Administrative Expenses. The following table presents R&D and SG&A expenses for the three and six months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Research and development	$22,411	56.4%	$24,711	60.4%	$(2,300)	(9.3)%
Selling, general and administrative	$8,373	21.1%	$7,919	19.3%	$454	5.7%

	Six Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Research and development	$44,028	56.8%	$57,916	63.5%	$(13,888)	(24.0)%
Selling, general and administrative	$17,137	22.1%	$16,977	18.6%	$160	0.9%

Research and Development. The decrease in R&D expenses of 9.3% or $2.3 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was mainly due to a $2.1 million decrease in direct project costs and a $1.0 million decrease in personnel costs, partially offset by a $1.2 million increase in stock-based compensation expense. The decrease in R&D expenses of 24.0% or $13.9 million during the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 was mainly due to a $7.1 million decrease in Veloce consideration related expenses, a $5.3 million decrease in direct project costs and a $2.8 million decrease in personnel costs, partially offset by a $2.0 million increase in stock-based compensation expense.
R&D expenses recognized in connection with the Veloce consideration were zero and $7.1 million during the three and six months ended September 30, 2014, respectively. Refer to Note 4, Veloce, to the Condensed Consolidated Financial Statements for further details.
Selling, General and Administrative. The increase in SG&A expenses of 5.7% or $0.5 million during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was mainly due to the increase in stock-based compensation expense. The SG&A expenses remained stable during the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 as the increase in stock-based compensation expense was offset by the decrease in personnel costs during the six months ended September 30, 2015.
Stock-Based Compensation. The following table presents stock-based compensation expense for the three and six months ended September 30, 2015 and 2014, which is included in the tables above (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$116	0.3%	$102	0.2%	$14	13.7%
Research and development	3,955	10.0	2,776	6.8	1,179	42.5%
Selling, general and administrative	1,863	4.7	1,352	3.3	511	37.8%
	$5,934	14.9%	$4,230	10.3%	$1,704	40.3%

	Six Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$209	0.3%	$149	0.2%	$60	40.3%
Research and development	8,015	10.3	6,047	6.6	1,968	32.5%
Selling, general and administrative	3,802	4.9	3,250	3.6	552	17.0%
	$12,026	15.5%	$9,446	10.4%	$2,580	27.3%

The increase in stock-based compensation of 40.3% and 27.3% during the three and six months ended September 30, 2015 as compared to the three and six months ended September 30, 2014 was primarily due to the expense relating to the incentive compensation program during the three and six months ended September 30, 2015.
Realized Gain on Short-Term Investments and Interest and Other Income (expense), net. The following table presents realized gain on short-term investments and interest and other income (expense), net for the three and six months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Realized gain on short-term investments and interest income, net	$257	0.6%	$393	1.0%	$(136)	(34.6)%
Other income (expense), net	$8	—%	$(2,505)	(6.1)%	$2,513	100.3%

	Six Months Ended September 30,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Realized gain on short-term investments and interest income, net	$1,876	2.4%	$729	0.8%	$1,147	157.3%
Other income (expense), net	$33	—%	$(2,526)	(2.8)%	$2,559	101.3%

Realized Gain on Short-Term Investments and Interest Income, net. The decrease in realized gain on short-term investments and interest income, net for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 was primarily due to a decrease in realized gains from the sale of short-term investments and marketable securities during the three months ended September 30, 2015. The increase in realized gain on short-term investments and interest income, net for the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 was primarily due to an increase in realized gains from the sale of short-term investments and marketable securities during the six months ended September 30, 2015.

Other Income (Expense), net. The increase in other income (expense), net for the three and six months ended September 30, 2015 compared to the three and six months ended September 30, 2014 was primarily due to the impairment charge with respect to a strategic investment during the three and six months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES
As of September 30, 2015, our principal source of liquidity consisted of $75.5 million in cash, cash equivalents and short-term investments. Working capital, defined as net current assets minus net current liabilities, was $96.0 million as of September 30, 2015. Total cash, cash equivalents and short-term investments increased by $0.1 million during the six months ended September 30, 2015 primarily due to cash provided by operations of $1.4 million and proceeds from the issuance of common stock of $1.2 million, partially offset by funding of taxes withheld upon vesting of restricted stock units of $1.4 million, purchase of property and equipment of $0.8 million and increase in net unrealized loss of available-for-sale investments of $0.3 million. At September 30, 2015, we had contractual obligations not included on our balance sheet totaling

$31.7 million, primarily related to facility leases, IP licenses, engineering design software tool licenses and inventory purchase commitments. We currently have no debt.

Operating Activities
Net cash provided by operating activities was $1.4 million for the six months ended September 30, 2015. Our net loss of $15.5 million for the six months ended September 30, 2015 included $14.1 million of non-cash items consisting of $3.7 million of depreciation and $12.0 million of stock-based compensation, partially offset by $1.6 million of gain on short-term investments and other, net. The remaining change in operating cash flows for the six months ended September 30, 2015 primarily reflected decreases in inventories of $3.1 million, other assets of $2.1 million, accounts payable of $2.4 million and Veloce accrued liability of $0.1 million, and increase in accounts receivable $0.2 million and accrued payroll and other liabilities of $0.2 million.

Investing Activities
Net cash used for investing activities of $16.6 million for the six months ended September 30, 2015 was due to net purchases of $15.9 million from short-term investment activities and purchases of property and equipment of $0.8 million.

Financing Activities
Net cash used for financing activities of $0.2 million for the six months ended September 30, 2015 was due to tax withholding payments related to the vesting of restricted stock units of $1.4 million, partially offset by proceeds from the issuance of common stock of $1.2 million.
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

Our available liquidity could be adversely affected, however, if our normal operations or unforeseen events require us to expend more cash than currently anticipated. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. Such options could include, without limitation, issuing equity to one or more strategic or other investors, obtaining debt financing, selling assets or business units or acquiring cash-generating assets or business units from third parties, as well as additional restructuring activities. If our stock price declines or additional equity is issued as a result of any of the foregoing, it could result in greater dilution to our stockholders. Our liquidity could also be adversely affected if we are forced to liquidate our investments on short notice and on unfavorable terms. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.
Contractual Commitments
See Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of September 30, 2015.

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
We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2015, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $54.4 million and a cost basis of $54.3 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2015 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)	September 30, 2015	50 BPS	100 BPS	150 BPS
Available-for-sale investments	$55,673	$55,355	$54,947	$54,425	$53,906	$53,393	$52,888
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
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the six months ended September 30, 2015. Gains and losses are recognized in income or expenses in the Condensed Consolidated Statements of Operations in the current period.

ITEM 4.	CONTROLS AND PROCEDURES
We maintain “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Interim Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and Interim CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and Interim CFO concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.

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

Our cash, cash equivalents and short-term investments balance as of September 30, 2015 was $75.5 million compared to $76.6 million as of June 30, 2015. During the quarter ended September 30, 2015, $25,000 of cash was used for Veloce acquisition consideration payments. $6.6 million of the $178.5 million in total Veloce acquisition consideration remains to be paid, and our cash balance may decrease further depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated. If this were to occur, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital or generate cash. In addition, we may elect to raise additional capital, including without limitation by issuing equity or debt securities, or otherwise attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we might pursue to raise additional capital or generate cash will be available on commercially reasonable terms or at all.
During the six months ended September 30, 2015, our cash provided by operating activities was $1.4 million and during the fiscal years ended March 31, 2015 and 2014, our cash used in operating activities was $27.0 million and $46.8 million, respectively. Excluding the acquisition consideration for Veloce, our cash used for operating activities was $17.9 million for the fiscal year ended March 31, 2015 and our cash provided by operating activities was $16.8 million for the fiscal year ended March 31, 2014.
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

The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our customers’ willingness to incorporate products based on the ARM® architecture, on which most of our new products are based, into their own products and systems;

•	our successful collaboration with our ecosystem and technology partners;

•	availability, quality, price, performance, power consumption, size and total cost of ownership of our products relative to competing products and technologies;

•	our accurate prediction of changing customer requirements;

•	timely development of new designs;

•	retention of key technical and design expertise, both internally and within third-party technology development partners;

•	timely qualification and certification of our products for use in electronic systems;

•	continued availability on commercially reasonable terms of the manufacturing services purchased from and the technology components and tools licensed from third party suppliers;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	maintaining compliance and compatibility with new and changing industry standards and requirements;

•	maintaining close working relationships with key customers so that they will design our products into their future products; and

•	our ability to develop, gain access to and use leading technologies in a cost-effective and timely manner.
We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve widespread market acceptance. If these products and technologies fail to achieve market acceptance, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene, X-Weave and HeliX product families, we are a licensee of the ARM 64-bit instruction set architecture, or ISA, and will depend upon our continuing license rights to that ISA, including without limitation the timely delivery by ARM of various updates and other support under the license agreement. The success of our ARM-based products will depend, among other things, on customers’ willingness to incorporate products based on the ARM architecture into their products and systems. For many customers, this would represent a change from their existing technology and their existing key suppliers, and therefore the time frame and magnitude of adoption of ARM-based products such as ours is inherently uncertain. Furthermore, the development and commercialization of new products incorporating ARM architecture could be delayed if the ecosystem partners that rely on this architecture are unable to successfully establish their own operations on a timely basis or if they are unable to work successfully with ARM in developing their products.
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
We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include raising equity capital from strategic, institutional or other investors, discharging our remaining purchase price obligations in the Veloce acquisition, making new acquisitions through the use of stock, and adopting additional equity incentive plans or increasing the share reserve under our existing plan. For example, to enable us to make future equity grants to attract and retain key employees and service providers, in August 2015 we requested and received stockholder approval of a 3.3 million share increase in the shares reserved for issuance under our 2011 Equity Incentive Plan. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. Currently, we have the ability to issue up to 1.7 million additional shares of our common stock as Veloce acquisition consideration without obtaining stockholder approval. In the event stockholder approval is required but not obtained, we likely will be forced to use a greater portion of our cash than currently anticipated in order to satisfy our Veloce payment obligations. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, and our available cash balances and liquidity requirements as of such dates, some of which are not determinable at this time.
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
Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share. Our ability to compete successfully in our markets depends on a number of factors, including:

•	our ability to partner with original equipment manufacturer, or OEM, ecosystem and channel partners who are successful in the market;

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, interoperability, reliability, performance and certification;

•	our ability to attract and retain key engineering, operations, sales and marketing employees and management;

•	pricing decisions or other actions taken by competitors;

•	customer support;

•	time-to-market;

•	price;

•	production efficiency;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers' products;

•	market acceptance of competitors' products; and

•	general economic conditions.
We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel. Intel also offers lower-performance products for lower-intensity data center applications. As a result, Intel is a significant competitor in the cloud and enterprise server infrastructure market. In addition to Intel, in the cloud and enterprise server market, we will compete with a number of ARM-based server silicon vendors, including AMD, Broadcom, Cavium and Qualcomm. In the embedded computing silicon solutions market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. In addition, some of our customers and potential customers have internal integrated circuit design or manufacturing capabilities with which we compete. In the connectivity silicon solutions market segment, we compete primarily with companies such as Broadcom, Inphi and PMC-Sierra. Many of these companies have substantially greater financial, marketing and distribution resources than we have. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment.
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
We depend upon third parties to manufacture, assemble, package and test certain of our products. As a result, we are subject to risks associated with our dependence on third-party manufacturing and supply relationships, including:

•
pricing of foundry services and of other supply chain services such as assembly, packaging and testing, from vendors such as Taiwan Semiconductor Manufacturing Company Ltd. ("TSMC"), GlobalFoundries, Inc. (which recently took over foundry services previously provided to us by International Business Machines Corporation), Advanced Semiconductor Engineering, Inc. ("ASE") and Siliconware Precision Industries Co. Ltd. ("SPIL");

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

•
potential foundry shortages when we commence volume manufacturing of new products, especially those with 28nm and anticipated smaller geometry technologies or using more complicated manufacturing process technologies such as FinFET, which could delay the supply of products to our customers.

Our outside foundries and manufacturing, assembly, packaging and test service providers generally operate on a purchase order basis, and we have few long-term supply arrangements with these suppliers. We have less control over delivery schedules, manufacturing yields and costs than our competitors that use their own fabrication facilities or provide larger volumes of business to their outside foundries. A manufacturing disruption or capacity constraint experienced by one or more of our outside foundries or service providers or a disruption of our relationship with an outside foundry or service provider, including discontinuance of our products by that foundry or service provider, would negatively impact the production and cost structure of certain of our products for a substantial period of time.
As our third-party manufacturing suppliers extend their lead time requirements, we will likely need to also extend our lead time requirements to our customers. This could cause our customers to lower their competitive assessment of us as a supplier and, as a result, we may not be considered for future design awards.
Each of our integrated circuit, or IC, products is generally only qualified for production at a single foundry. These suppliers can allocate, and in the past have allocated, capacity to the production of other companies' products while reducing deliveries to us on short notice. There is also the potential that they may discontinue manufacturing our products, be acquired by competitors, or go out of business. Because establishing relationships, designing or redesigning silicon solutions, and ramping production with new outside foundries may take over a year, there is no readily available alternative source of supply for these products.
Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. This risk is substantially higher with respect to the manufacture of our X-Gene, X-Weave and HeliX products at 40 and 28 nanometers, and will be even higher when using anticipated smaller geometries such as 16 nanometers and more complicated processes such as FinFET. FinFET generally refers to a multi-gate architecture that includes a silicon “fin” that wraps around the conducting portion of the device. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.
If the foundries or subcontractors we use to manufacture our products discontinue the manufacturing processes needed to meet our demands, fail to upgrade their technologies needed to manufacture our products, or otherwise fail to perform the necessary manufacturing or operations services on a timely basis, we may be unable to deliver products to our customers, which would materially adversely affect our operating results and harm our reputation. The transition to the next generation of manufacturing technologies at one or more of our outside foundries and suppliers could be unsuccessful or delayed.
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
Over the past several years, we have initiated several restructuring activities in an effort to reduce operating costs and similar activities may continue in the future. For example, our Board of Directors approved reductions in force of between 5% and 10% of our workforce on four occasions from December 2012 to January 2015, the most recent of which was substantially implemented during the fourth quarter of fiscal 2015. In August 2015, we replaced our chief financial officer (who had resigned his employment with the company in order to pursue a CFO role with a privately-held company in the software industry) with an interim CFO, and we currently are in the process of identifying a permanent successor. Additional reductions in force and senior level employee replacements may be required as we continue to realign our business organization, operations and product lines. Employees whose positions were or will be eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any restructuring effort could also cause disruptions with customers and other business partners, divert the attention of our management away from our operations, weaken our administrative, financial reporting and compliance capabilities, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase our expenses, increase the workload placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, our reduced workforce may adversely impact our ability to respond rapidly to new growth opportunities or to remain competitive.
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
Our business has been negatively affected by occasional downturns in the economies of the United States and other countries, including one in recent years that continues to cause unstable economic conditions in certain countries, including several countries in Europe. Economic downturns in other geographic regions, such as Asia, could also negatively affect our business. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global economic and market conditions persist or worsen, or if the recent rebound in the U.S. economy deteriorates, our business, operating results and financial condition could suffer materially, which in turn could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies. Because we expect to depend on new products for a substantial portion of our future revenues, this could have a material adverse effect on us.

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

•
delays in the availability of the software elements from third party vendors and ecosystem partners that may cause delays in customers' use of our hardware products, resulting in further delays in bringing our products to market;

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
Our internal IT systems have also in the past experienced and will likely continue to experience cyber attacks of varying degrees. Such attacks, if successful, could result in the misappropriation of our IP, proprietary business information or financial resources or the interruption of our business. The reliability and security of our internal IT infrastructure, and our ability to continually update our technical and procedural safeguards in response to increased risks, is critical to our business.
There can be no assurance that we will be successful in preventing cyber attacks, security breaches or other unauthorized activities involving our IT systems, or detecting and stopping them once they have begun. Any failure of our outsourced service providers or our internal IT systems to properly protect our data or the confidential information of our employees and business partners may adversely affect our business, reputation, financial condition and results of operations, as well as result in significant expenses including governmental penalties.
In addition to the risk of cyber attacks or other unauthorized activities, our internally maintained IT infrastructure may experience interruptions of service or errors in connection with operational oversights, malfeasance, systemic failures (which may be caused by third-party actions including viruses or other externally introduced problems, hardware or software failures, telecommunications or Internet connectivity issues, natural disasters or other causes), systems integration or migration work. In such an event, we may be unable to implement new systems or transition data and processes promptly, which could be expensive, time consuming and disruptive. These disruptions could impair our ability to fulfill orders and interrupt other business functions, resulting in delayed or lost sales, lower margins or lost customers, which could adversely affect our reputation and financial results.
*Our business is dependent on selling to distributors and any disruption in their operations could materially harm our business.
Sales to distributors accounted for 49% of our revenues for the quarter ended September 30, 2015, and 54%, 54% and 66% of our revenues for each of the fiscal years ended March 31, 2015, 2014 and 2013. Our largest distributor accounted for 32% of our revenues for the quarter ended September 30, 2015, and 27% of our revenues for each of the fiscal years ended March 31, 2015, 2014 and 2013. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.
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
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that individually accounted for at least 10% of total net revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Wintec (global logistics provider)**	32%	14%	30%	19%
Avnet (distributor)	31%	18%	28%	26%
Arrow (distributor)	*	13%	*	*
Paltek (distributor)	*	*	*	12%
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

•
difficulties and risks associated with the methods, estimates and judgments we use in applying critical accounting policies, such as the methods and judgments we used in valuing the Veloce merger consideration, which affected our R&D expense in certain periods in fiscal 2014 and 2015;

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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets, and we recorded significant impairment charges against these assets in our previous financial statements. At September 30, 2015, we had $11.4 million of goodwill. Although we had no purchased intangible assets at September 30, 2015, we may be required to take significant charges as a result of impairment to the carrying value of any goodwill or purchased intangible assets that we may record in the future.
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
There has been and continues to be significant industry consolidation among communications IC companies, network equipment companies and telecommunications companies, such as the acquisition of International Rectifier by Infineon in January 2015, of Spansion by Cypress Semiconductor in March 2015, of IBM’s Microelectronics business (including its 300nm and 200nm wafer foundries) by GlobalFounderies in July 2015, and of Cambridge Silicon Radio (CSR) by Qualcomm in August 2015. Also in 2015, there have been announcements of numerous additional proposed consolidations, such as the proposed acquisition of Freescale Semiconductor by NXP Communications, of Broadcom Corporation by Avago Technologies, of Altera Corporation by Intel, of Omnivision Technologies by Hua Capital Management (and other China-based investors), of Micron Technology by Tsinghua Unigroup, of Atmel by Dialog Semiconductor, and of EMC Corporation by Dell. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product or technology portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. Chinese companies and investment groups have recently launched a number of acquisitions and significant equity investment stakes in IC companies, in furtherance of China’s stated goal of becoming self-sufficient in semiconductors and reducing imports from foreign suppliers. In addition, our Company or one or more of our product families or technologies may become a target for a company looking to improve its competitive position through acquisition. Industry and market consolidation may result in stronger competitors, fewer customers and reduced demand for our products, which in turn could have a material adverse effect on our business, operating results, and financial condition.
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
We maintain an investment portfolio of various holdings, types of instruments and maturities. Our portfolio primarily includes fixed income securities and mutual funds, the values of which are subject to market price volatility. These securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one or more of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the quarter ended September 30, 2015, and the fiscal years ended March 31, 2015 and 2014, we did not record any other-than-temporary impairment charges on our short-term investments and marketable securities and, as of September 30, 2015, there were unrealized losses of $18,000 on our balance sheet on these securities that were not previously recorded as an other-than-temporary impairment charge. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
In 2007, the PRPs were sued by a chemical company located downstream from the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff's potential liability to clean up groundwater contamination beneath the plaintiff's site; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater contamination. In late 2014, OPOG and EPA agreed upon a term sheet describing the basic settlement terms and remediation actions for the regional groundwater contamination that will be set forth in a final consent decree to be filed with the Court. It is anticipated that the consent decree will be finalized and filed during fiscal year 2017. In December 2013, OPOG retained legal counsel to pursue legal claims against numerous other PRPs for the regional groundwater contamination and, in December 2014, OPOG retained legal counsel to protect its interests in connection with bankruptcy proceedings filed by an OPOG member. We have elected to participate in the costs and recoveries associated with these litigation matters and to date have paid our proportional share of remediation costs and legal expenses relating to the Omega Site.
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
Although we believe that we have been and currently are in material compliance with applicable environmental laws and regulations, we cannot guarantee that we are or will be in material compliance with these laws or regulations or that our future obligations to fund any remediation efforts, including those relating to the Omega Site, or expenses and potential liabilities relating to the pending litigation matter, will not have a material adverse effect on our business and financial condition.
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
*Environmental laws and regulations could cause a disruption in our business and operations.
We are subject to various state, federal and international laws and regulations governing the environment, including those restricting the presence of certain substances in electronic products and making manufacturers of those products financially responsible for the collection, treatment, recycling and disposal of certain products. Such laws and regulations have been passed in several jurisdictions in which we operate, including various European Union (“EU”) member countries and countries in Asia. For example, the EU has enacted the Restriction of the Use of Certain Hazardous Substances in Electrical and Electronic Equipment (“RoHS”) and the Waste Electrical and Electronic Equipment (“WEEE”) directives. RoHS prohibits the use of lead and other substances in semiconductors and other products put on the market after July 1, 2006. The WEEE directive obligates parties that place electrical and electronic equipment on the market in the EU to put a clearly identifiable mark on the equipment, register with and report to EU member countries regarding distribution of the equipment, and provide a mechanism to take back and properly dispose of the equipment. There can be no assurance that similar programs will not be implemented in other jurisdictions resulting in additional costs, possible delays in delivering products, and even the discontinuance of existing and planned future product replacements if the cost were to become prohibitive.
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
*Our stock price is volatile.
The market price of our common stock has fluctuated significantly. For example, our stock’s closing price declined from $9.90 per share on March 31, 2014 to $5.10 per share on March 31, 2015. On September 30, 2015, our stock's closing price was $5.31 per share. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to:

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
During the three months ended September 30, 2015, we issued 353,941 shares of common stock to former holders of Veloce common stock, common stock options and stock equivalents pursuant to the Veloce merger agreement, as described above. These shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(10) of the Securities Act.

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
Date: November 3, 2015

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ Karen M. Rogge
Karen M. Rogge
Interim Chief Financial Officer and Vice President
(Duly Authorized Signatory and Interim Principal Financial and Accounting Officer)

Exhibit Index

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Filing Date	Exhibit Number	Filed Herewith

3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1	10/10/1997	3.2

3.2	Certificate of Amendment of Certificate of Incorporation of the Company.	S-4	9/12/2000	3.3

3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	12/11/2007	3.1

3.4	Amended and Restated Bylaws of the Company.	10-Q	11/3/2010	3.2

4.1	Specimen Stock Certificate.	S-1/A	11/12/1997	4.1

10.1	Karen M. Rogge Interim Chief Financial Officer Agreement				x

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema Document				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document				x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document				x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document				x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document				x