Form 10-Q
period 2015-12-31
APPLIED MICRO CIRCUITS CORP
filed 2016-02-04
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 29, 2016, 83,537,389 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	December 31, 2015	March 31, 2015
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$18,770	$36,495
Short-term investments	57,673	38,863
Accounts receivable, net	12,452	12,407
Inventories	19,692	23,514
Other current assets	14,578	16,840
Total current assets	123,165	128,119
Property and equipment, net	13,348	16,749
Goodwill	11,425	11,425
Other assets	1,626	2,570
Total assets	$149,564	$158,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,876	$13,896
Accrued payroll and other accrued liabilities	4,161	3,770
Veloce accrued liability	6,617	5,742
Other accrued liabilities	8,983	7,644
Deferred revenue	353	415
Total current liabilities	32,990	31,467
Non-current liabilities	781	4,291
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 375,000 at December 31, 2015 and March 31, 2015
Issued and outstanding shares - 83,537 at December 31, 2015 and 80,816 at March 31, 2015	835	808
Additional paid-in capital	6,051,474	6,032,604
Accumulated other comprehensive loss	(10,031)	(7,486)
Accumulated deficit	(5,926,485)	(5,902,821)
Total stockholders’ equity	115,793	123,105
Total liabilities and stockholders’ equity	$149,564	$158,863

* The Condensed Consolidated Balance Sheet as of March 31, 2015 has been derived from the audited Consolidated Financial Statements at that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net revenues	$40,623	$36,747	$118,179	$127,964
Cost of revenues	18,241	14,842	52,805	52,815
Gross profit	22,382	21,905	65,374	75,149
Operating expenses:
Research and development	22,377	24,721	66,405	82,636
Selling, general and administrative	8,232	8,707	25,369	25,684
Amortization of purchased intangible assets	—	—	—	105
Restructuring	(29)	221	82	1,322
Total operating expenses	30,580	33,649	91,856	109,747
Operating loss	(8,198)	(11,744)	(26,482)	(34,598)
Realized gain on short-term investments and interest income, net	148	485	2,024	1,214
Other income (expense), net	21	(10)	54	(2,536)
Loss before income taxes	(8,029)	(11,269)	(24,404)	(35,920)
Income tax provision (benefit)	170	862	(740)	993
Net loss	$(8,199)	$(12,131)	$(23,664)	$(36,913)
Basic and diluted net loss per share	$(0.10)	$(0.15)	$(0.29)	$(0.47)
Shares used in calculating basic and diluted net loss per share	83,191	78,920	82,186	78,442

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net loss	$(8,199)	$(12,131)	$(23,664)	$(36,913)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments*	(263)	(78)	(2,112)	218
Loss on foreign currency translation	(63)	(159)	(433)	(374)
Other comprehensive loss, net of tax	(326)	(237)	(2,545)	(156)
Total comprehensive loss	$(8,525)	$(12,368)	$(26,209)	$(37,069)

*
The amounts reclassified from accumulated other comprehensive loss and recorded in net realized gain on short-term investments and interest income, net in the Condensed Consolidated Statement of Operations relating to sale of short-term investments were zero and $1.5 million for the three and nine months ended December 31, 2015, respectively, and $0.1 million each for the three and nine months ended December 31, 2014. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for additional details.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended December 31,
	2015	2014*
Operating activities:
Net loss	$(23,664)	$(36,913)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	5,699	6,598
Amortization of purchased intangible assets	—	105
Amortization of bond premium	429	—
Stock-based compensation expense	18,167	14,303
Veloce acquisition consideration	—	7,140
Gain on short-term Investments and other, net	(1,588)	(101)
Non cash restructuring charges	—	14
Impairment of a strategic investment	—	2,500
Tax effect on other comprehensive loss	—	(34)
Changes in operating assets and liabilities:
Accounts receivable	(45)	5,931
Inventories	3,849	(5,271)
Other assets	2,863	(736)
Accounts payable	(1,366)	(3,719)
Accrued payroll and other accrued liabilities	338	(927)
Veloce accrued liability	(99)	(8,981)
Deferred revenue	(62)	(188)
Net cash provided by (used for) operating activities	4,521	(20,279)
Investing activities:
Proceeds from sales and maturities of short-term investments	58,227	5,198
Purchases of short-term investments	(78,021)	(2,722)
Proceeds from sale of property and equipment	31	1
Purchases of property and equipment	(2,039)	(7,291)
Proceeds from sale of TPack	—	3,353
Net cash used for investing activities	(21,802)	(1,461)
Financing activities:
Proceeds from issuance of common stock	1,243	1,890
Funding of restricted stock units withheld for taxes	(1,687)	(1,609)
Net cash provided by (used for) financing activities	(444)	281
Net decrease in cash and cash equivalents	(17,725)	(21,459)
Cash and cash equivalents at beginning of year	36,495	71,539
Cash and cash equivalents at end of period	$18,770	$50,080
Supplementary cash flow disclosures:
Cash paid for income taxes	$519	$643
Common stock issued for Veloce merger consideration	2,869	872

* The Statement of Cash Flows for the nine months ended December 31, 2014 reflects immaterial revisions to correct $0.3 million of outstanding payables related to purchases of property and equipment previously included in net cash used for investing activities to net cash used for operating activities and $0.1 million of net realized gains on short-term investments previously classified as net cash used for operating activities to net cash provided by investing activities. As a result, net cash used for operating activities increased by $0.4 million and net cash used for investing activities decreased by the corresponding amount.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1. THE COMPANY AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Overview
Applied Micro Circuits Corporation (the "Company") is a global leader in silicon solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long-haul communications equipment.
Basis of Presentation
The Condensed Consolidated Financial Statements include all the accounts of the Company's and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepared the accompanying unaudited Condensed Consolidated Financial Statements pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).
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

Commencing the quarter ended December 31, 2015, the Company recognizes revenue from development agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services. As the Company retains the intellectual property, or IP, generated from these development agreements, costs related to these arrangements are included in Research and Development ("R&D"), expense.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles, or GAAP, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

•	capitalized mask sets including their useful lives, which affect cost of goods sold and property and equipment or R&D expenses, if not capitalized;

•	inventory valuation, warranty liabilities and revenue reserves, which affect cost of sales, gross margin, and revenues;

•	allowance for doubtful accounts, which affects operating expenses;

•	unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affect interest income (expense), net;

•	valuation of other long-lived assets and goodwill, which affects depreciation and impairment of long-lived assets, impairment of goodwill and apportionment of goodwill related to divestitures;

•	potential costs of litigation, which affect operating expenses;

•	valuation of deferred income taxes, which affects income tax expense (benefit); and

•	stock-based compensation, which affects gross margin and operating expenses.
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
Concentrations of Credit Risk and Significant Customers

The Company's cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. The Company's accounts receivables are derived from revenue earned from customers located around the world. The Company mitigates collection risks from its customers by performing regular credit evaluations of customers' financial condition and payment history and requiring collateral, such as letters of credit, corporate guarantee or prepayment, in certain circumstances.

The Company sells its products primarily through direct sales force and distributors. Based on direct shipments, 3 customers individually each accounted for at least 10% of total net revenues during the three months ended December 31, 2015 and 2014 and 2 customers individually each accounted for at least 10% of total net revenues during the nine months ended December 31, 2015 and 2014. The Company expects that its largest customers collectively will continue to account for a substantial portion of its net revenue for the foreseeable future.

New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-15, "Presentation of Financial Statements - Going Concern, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or within one year after the date that the financial statements are available to be issued, when applicable. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating this new standard, and after adoption, it will incorporate this guidance in its assessment of going concern.
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

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes" to simplify the presentation of deferred taxes in the statement of financial position. The new guidance requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This ASU is effective for fiscal years beginning after December 15, 2016, and for interim periods within those fiscal years. Earlier adoption is permitted as of the beginning of an interim or annual reporting period, and may be applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company is currently evaluating the potential effect of this ASU on its financial position.

2. CERTAIN FINANCIAL STATEMENT INFORMATION
Accounts receivable, net:

	December 31, 2015	March 31, 2015
	(In thousands)
Accounts receivable	$12,732	$12,709
Less: allowance for bad debts	(280)	(302)
	$12,452	$12,407

Inventories:

	December 31, 2015	March 31, 2015
	(In thousands)
Finished goods	$10,405	$15,310
Work in process	6,508	5,377
Raw materials	2,779	2,827
	$19,692	$23,514

Other current assets:

	December 31, 2015	March 31, 2015
	(In thousands)
Prepaid expenses	$12,284	$14,847
Executive deferred compensation assets	985	1,004
Other	1,309	989
	$14,578	$16,840

Property and equipment:

	Useful Life	December 31, 2015	March 31, 2015
	(In years)	(In thousands)
Machinery and equipment	3-5	$38,244	$37,286
Leasehold improvements	1-5	7,528	9,909
Computers, office furniture and equipment	3-5	34,444	32,902
		80,216	80,097
Less: accumulated depreciation		(66,868)	(63,348)
		$13,348	$16,749

Other accrued liabilities:

	December 31, 2015	March 31, 2015
	(In thousands)
Employee related liabilities	$1,377	$1,454
Executive deferred compensation	1,017	1,025
Accrued bonus	1,768	39
Income taxes	330	1,311
Other	4,491	3,815
	$8,983	$7,644

Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	December 31, 2015				March 31, 2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$16,299	$—	$—	$16,299	$33,936	$—	$—	$33,936
Cash equivalents	2,471	—	—	2,471	2,559	—	—	2,559
U.S. Treasury securities and agency bonds	17,855	—	(54)	17,801	1,230	—	—	1,230
Corporate bonds	25,957	18	(63)	25,912	10,772	28	(6)	10,794
Asset-backed and mortgage-backed securities	11,948	1	(50)	11,899	—	15	—	15
Municipal bonds	2,071	—	(10)	2,061	—	—	—	—
Mutual funds	—	—	—	—	24,895	1,955	(59)	26,791
Preferred stock	—	—	—	—	11	22	—	33
	$76,601	$19	$(177)	$76,443	$73,403	$2,020	$(65)	$75,358
Reported as:
Cash and cash equivalents				$18,770				$36,495
Short-term investments available-for-sale				57,673				38,863
				$76,443				$75,358

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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	December 31, 2015				March 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$16,299	$—	$—	$16,299	$33,936	$—	$—	$33,936
Cash equivalents	2,071	400	—	2,471	2,559	—	—	2,559
U.S. Treasury securities and agency bonds	17,801	—	—	17,801	1,230	—	—	1,230
Corporate bonds	—	25,912	—	25,912	—	10,794	—	10,794
Asset-backed and mortgage-backed securities	—	11,899	—	11,899	—	15	—	15
Municipal bonds	—	2,061	—	2,061	—	—	—	—
Mutual funds	—	—	—	—	26,791	—	—	26,791
Preferred stock	—	—	—	—	—	33	—	33
	$36,171	$40,272	$—	$76,443	$64,516	$10,842	$—	$75,358
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three and nine months ended December 31, 2015 and 2014.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury securities and agency bonds, corporate bonds, asset-backed and mortgage-backed securities and municipal bonds, by contractual maturity (in thousands):

	December 31, 2015
	Cost	Estimated Fair Value
Less than 1 year	$15,500	$15,485
Mature in 1 – 2 years	31,021	30,908
Mature in 3 – 5 years	11,310	11,280
Mature after 5 years	—	—
	$57,831	$57,673
The following is a summary of gross unrealized losses (in thousands):

As of December 31, 2015	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury securities and agency bonds	$17,260	$(54)	$—	$—	$17,260	$(54)
Corporate bonds	18,243	(63)	—	—	18,243	(63)
Asset-backed and mortgage-backed securities	10,793	(50)	—	—	10,793	(50)
Municipal bonds	1,898	(10)	—	—	1,898	(10)
	$48,194	$(177)	$—	$—	$48,194	$(177)

As of March 31, 2015	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$878	$(6)	$—	$—	$878	$(6)
Mutual funds	14,592	(17)	475	(42)	15,067	(59)
	$15,470	$(23)	$475	$(42)	$15,945	$(65)

Realized gain on short-term investments and interest income, net (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Net realized gain (loss) on short-term investments	$(2)	$123	$1,557	$123
Interest income, net	150	362	467	1,091
	$148	$485	$2,024	$1,214

Net loss per share:
Shares used in basic net loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net loss per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options and vesting of restricted stock units ("RSUs"). For the three and nine months ended December 31, 2015 and 2014, the Company recorded a net loss. As such, all outstanding potential common shares were excluded from the diluted earnings per share computation.

The following potentially dilutive common shares are excluded from the computation of net loss per share (in thousands):

	December 31, 2015	December 31, 2014
Outstanding stock options	1,650	1,882
Outstanding RSUs	4,752	4,642
ESPP shares	365	350
	6,767	6,874

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
The following table sets forth a summary of restructuring activities related to the Company's restructuring plan described above (in thousands):

	Workforce Reduction	Operating Lease Commitments	Other	Total
Liability, March 31, 2015	$449	$113	$15	$577
Restructuring charges	80	—	2	82
Cash payments	(286)	(61)	(9)	(356)
Non-cash items	(22)	12	(8)	(18)
Liability, December 31, 2015	$221	$64	$—	$285

4. VELOCE
In June 2012, the Company completed its acquisition of Veloce Technologies, Inc. ("Veloce") which had been developing specific ARM-based technology for the Company. The total purchase consideration for Veloce was $178.5 million, the payment of which has been subject to the completion of certain development milestones and vesting requirements. For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce were considered compensatory and recognized as R&D expense in the Condensed Consolidated Statements of Operations. Veloce completed the milestones as of March 31, 2014 and the total consideration of $178.5 million has been recognized as R&D expense as of March 31, 2015.
The following table summarizes the cash payment and stock issuance activities during the three and nine months ended December 31, 2015 and 2014 as part of the above arrangement (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Cash payments	$9	$1,482	$99	$8,981
Value of common stock issued	1	257	2,869	872
Total payments	$10	$1,739	$2,968	$9,853
Shares of common stock issued	—	39	517	116
As of December 31, 2015, $171.9 million of the total Veloce consideration has been paid and the Company expects that an additional $2.2 million will be paid in cash and stock by March 31, 2016. The $171.9 million paid to date includes $89.4 million in cash and the issuance of 11.2 million shares of common stock valued at $82.5 million. The consideration not yet paid of $6.6 million can be settled in cash or common stock (or a combination of cash and stock) at the Company's election and is classified as short-term in the Condensed Consolidated Balance Sheet as of December 31, 2015.

5. STOCKHOLDERS’ EQUITY

 Stock Options
The Company has granted stock options to employees and non-employee directors under several plans. These option plans include two stockholder-approved plans (1992 Equity Incentive Plan and 2011 Equity Incentive Plan) and one plan not approved by stockholders (2000 Equity Incentive Plan).
A summary of the Company's stock option activities and related information during the nine months ended December 31, 2015 is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding at the beginning of the year	1,794	$9.15
Granted	—	—
Exercised	(25)	$5.23		—	(1)
Cancelled	(119)	$10.91
Outstanding, vested and exercisable at the end of the period	1,650	$9.09	1.2	$0.1	(2)

(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of December 31, 2015 and the exercise price of the shares. The closing price of the Company’s common stock was $6.37 per share on December 31, 2015.
Restricted Stock Units
The Company has granted RSUs to employees and non-employee directors pursuant to its 1992 Equity Incentive Plan and 2011 Equity Incentive Plan. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. RSUs vest over varying terms, to a maximum of four years from the date of the grant.
In May and November 2013, May and October 2014 and November 2015, the Compensation Committee (the "Committee") authorized market-performance based RSUs ("MSUs"). The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the Standard & Poor's Depositary Receipts (the "SPDR") S&P Semiconductor Index ("Index”) over a two-year performance period for half of the MSU award and a three-year performance period for the remaining half of the MSU award. The MSUs will vest between ranges of 0% and 150% or 0% and 175% based on the Company's relative TSR compared to the Index. Total grant-date fair value of these MSUs was $5.5 million, of which $2.6 million expired unvested as of December 31, 2015.
The Company has compensation programs with respect to fiscal 2016 and 2017. The programs include time-based RSUs and financial or operational performance-based awards with payouts that ranges from 0% to 150% of pre-established target levels. Awards under these programs vest in fiscal 2016 through 2018 and can be paid out in common stock or cash.

RSU activities during the nine months ended December 31, 2015 is set forth below (in thousands):

Number of Shares
Outstanding at the beginning of the year	4,328
Awarded	3,406
Vested	(2,202)
Cancelled	(780)
Outstanding at the end of the period	4,752
The weighted average remaining contractual term for the RSUs outstanding as of December 31, 2015 was 1.2 years.

As of December 31, 2015, the aggregate pre-tax intrinsic value of RSUs outstanding was $30.3 million. The aggregate pretax intrinsic value was calculated based on the closing price of the Company’s common stock of $6.37 on December 31, 2015.
The aggregate pre-tax intrinsic value of RSUs vested during the nine months ended December 31, 2015 was $13.9 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
Employee Stock Purchase Plan
Under the Company's 2012 Employee Stock Purchase Plan, or ESPP, the Company reserved 3.8 million shares for issuance. Under the terms of the ESPP, eligible employees are entitled to purchase common stock, on a semi-annual basis, at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At December 31, 2015, 1.6 million shares were available for future issuance under the ESPP.
Employees purchased 0.2 million shares at an average price of $4.46 and 0.2 million shares at an average price of $7.09 for the nine months ended December 31, 2015 and 2014, respectively. The intrinsic value of shares purchased during the nine months ended December 31, 2015 and 2014 was $0.4 million and $0.3 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.

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
The Company did not grant options during the nine months ended December 31, 2015 and 2014.
The Company did not grant employee stock purchase rights during the three months ended December 31, 2015. The fair values of the employee stock purchase rights granted during the nine months ended December 31, 2015 and 2014 are estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Nine Months Ended December 31,
	2015	2014
Expected life (years)	0.5	0.5
Risk-free interest rate	0.1%	0.1%
Volatility	57%	57%
Weighted average fair value	$1.80	$2.57

The weighted average grant-date fair value per share of the RSUs awarded was $6.87 and $5.01 during the three and nine months ended December 31, 2015, respectively, as compared to $5.82 and $8.20 during the three and nine months ended December 31, 2014, respectively. The weighted average grant-date fair value per share was calculated based on the fair market value of the Company’s common stock on the respective grant dates.
The following tables summarize the allocation of the stock-based compensation expense (in thousands):

Stock-based compensation expense by type of grant:	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Stock options and stock purchase rights	$352	$454	$848	$1,160
RSUs	5,800	4,428	17,347	13,148
	6,152	4,882	18,195	14,308
Stock-based compensation capitalized to inventory	(11)	(25)	(28)	(5)
Total	$6,141	$4,857	$18,167	$14,303

Stock-based compensation expense by cost centers:	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Cost of revenues	$151	$97	$377	$226
Research and development	4,500	2,992	12,515	9,039
Selling, general and administrative	1,501	1,793	5,303	5,043
	6,152	4,882	18,195	14,308
Stock-based compensation capitalized to inventory	(11)	(25)	(28)	(5)
Total	$6,141	$4,857	$18,167	$14,303
As of December 31, 2015, the amount of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock-based awards was $33.4 million which will be recognized over a weighted average period of 1.2 years.

7. COMMITMENTS AND CONTINGENCIES
Commitments
The following table summarizes the Company's contractual operating leases and other purchase commitments as of December 31, 2015 (in thousands):

Fiscal Years Ending March 31,	Operating Leases	Purchase Commitments *	Total
2016 (remainder of year)	$718	$22,277	$22,995
2017	2,350	10,814	13,164
2018	824	5,225	6,049
2019	472	378	850
Total minimum payments	$4,364	$38,694	$43,058

* Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations. Also includes the licensing fees relating to the Company's R&D efforts, including IP, technology, product design, test and verification tools, of $15.4 million.

Warranty
The Company's products typically carry a one-year warranty. The Company establishes reserves for estimated product warranty costs at the time revenue is recognized. Although the Company engages in extensive product quality programs and processes, its warranty obligation is affected by product failure rates, use of materials, and service delivery costs incurred in correcting any product failure. Historically, the Company’s warranty returns have not been material.

Intellectual Property Indemnities
The Company indemnifies certain customers and contract manufacturers against liability arising from third-party claims of IP rights infringement related to its products. These indemnities appear in development and supply agreements with customers as well as manufacturing service agreements with contract manufacturers and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the maximum amount of losses that could be incurred related to such indemnifications.

Guarantees and Indemnities
In the normal course of business, the Company is occasionally required to provide other guarantees and indemnities for which it may be required to make future payments under specific circumstances. The amount of any potential liabilities related to such obligations cannot be accurately determined until a formal claim is filed. The Company maintains general and product liability insurance which may provide a source of recovery in the event of an indemnification claim.

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

•
Results of operations. This section provides an analysis of our results of operations for the three and nine months ended December 31, 2015 and 2014. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and notes thereto included in this quarterly report. All statements included or incorporated by reference in this quarterly report, for the three and nine months ended December 31, 2015, other than statements or characterizations of historical fact, are forward-looking statements. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.
These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership; anticipated market penetration by ARM®-based data center servers and other market and technological trends; our plans and predictions regarding the development, production, performance, sales volumes and general market acceptance of our X-Gene® Server on a Chip® product family and development platform, our X-Weave® Connectivity product family, our HeliX® family of embedded processor products, and other new products; the timing and scope of customer testing and adoption of such products and their total addressable market and total cost of ownership; product development cycles and schedules; design-win pipeline; our strategy, including our focus on the development roadmap of our X-Gene, X-Weave and HeliX product families and our current Connectivity investments in high-growth 10, 40, 100 and 240 Gbps (gigabit per second) solutions; the timing and extent of customers’ transition away from older connectivity solutions and toward higher performance solutions; our assumptions and forecasts regarding competitors’ product offerings, pricing and strategies, and our products’ ability to compete; our expectations regarding adequacy of leased facilities; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property, or IP; our expectations as to expenses, expense reductions, liquidity and capital resources, including without limitation our expected sources and uses of cash and adequacy of cash reserves; our gross margin and efforts to offset reductions in gross margin; our estimates regarding eventual actual costs compared to amounts accrued in our financial statements; our ability to attract and retain qualified personnel; our restructuring activities and related expense and anticipated expense savings; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.
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

Our products and our customers’ products are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, some major products in development or introduced to the market during the last few years have not yet started to generate significant revenues. In addition, demand for our products can be impacted by economic downturns, industry consolidation, competitive pressures, cyclicality in the telecommunications market, technological developments, and other factors described elsewhere in this report.

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

There have been no significant changes in our critical accounting policies as compared to the critical accounting policies disclosed in MD&A included in our Annual Report on Form 10-K for the year ended March 31, 2015. Commencing the quarter ended December 31, 2015, the Company recognizes revenue from development agreements. See Note 1, Summary of

Significant Accounting Policies, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for details.

RESULTS OF OPERATIONS
Summary Financials (dollars in thousands):

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$40,623	100.0%	$36,747	100.0%	$3,876	10.5%
Cost of revenues	18,241	44.9	14,842	40.4	3,399	22.9%
Gross profit	22,382	55.1	21,905	59.6	477	2.2%
Total operating expenses	30,580	75.3	33,649	91.6	(3,069)	(9.1)%
Operating loss	(8,198)	(20.2)	(11,744)	(32.0)	(3,546)	(30.2)%
Realized gain on short-term investments and interest and other income, net	169	0.4	475	1.3	(306)	(64.4)%
Loss before income taxes	(8,029)	(19.8)	(11,269)	(30.7)	(3,240)	(28.8)%
Income tax provision	170	0.4	862	2.3	(692)	(80.3)%
Net loss	$(8,199)	(20.2)%	$(12,131)	(33.0)%	$(3,932)	(32.4)%

	Nine Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$118,179	100.0%	$127,964	100.0%	$(9,785)	(7.6)%
Cost of revenues	52,805	44.7	52,815	41.3	(10)	—%
Gross profit	65,374	55.3	75,149	58.7	(9,775)	(13.0)%
Total operating expenses	91,856	77.7	109,747	85.8	(17,891)	(16.3)%
Operating loss	(26,482)	(22.4)	(34,598)	(27.1)	(8,116)	(23.5)%
Realized gain on short-term investments and interest and other income (expense), net	2,078	1.8	(1,322)	(1.0)	3,400	(257.2)%
Loss before income taxes	(24,404)	(20.6)	(35,920)	(28.1)	(11,516)	(32.1)%
Income tax provision (benefit)	(740)	(0.6)	993	0.8	(1,733)	(174.5)%
Net loss	$(23,664)	(20.0)%	$(36,913)	(28.9)%	$(13,249)	(35.9)%

Net Revenues. We generate revenues primarily through sales of our integrated circuit, or IC, products and printed circuit board assemblies to OEMs who in turn supply their equipment principally to communications service providers and data centers. In the normal course of business, we regularly assess our product portfolio. At such time, we may determine to phase-out products and put them through end of life ("EOL"). The EOL announcement can result in near-term increases in our revenues as customers typically respond to these announcements by making last-time-buys to ensure that they have adequate stock on hand to support their production forecast. The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, EOL product decisions, and general economic conditions.
We classify our revenues into two categories, Connectivity and Computing, based on the markets that the underlying products serve. We use information from each category to analyze our performance and success in the related markets, including our strategy to focus on the transition to the high-growth data center market. As an ongoing part of our business, from time to time we seek to monetize our IP investments through IP licensing, sales or development arrangements with customers, suppliers and other business partners that have operations beyond IP licensing.

Based on direct shipments, net revenues to customers that individually accounted for at least 10% of total net revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Wintec (global logistics provider)**	23%	16%	28%	18%
Avnet (distributor)	27%	26%	27%	26%
IP Licensee	—%	11%	*	*
Paltek (distributor)	11%	*	*	*

*     Less than 10% of total net revenues for period indicated.
**     Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.

We expect that our largest customers collectively will continue to account for a substantial portion of our net revenue for the foreseeable future.

Based on ship to location, net revenues by geographic region were as follows (in thousands):

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015		2014		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$19,743	48.6%	$15,056	41.0%	$58,306	49.3%	$53,583	42.0%
Taiwan	1,665	4.1	6,424	17.5	4,349	3.7	10,387	8.1
Hong Kong	5,393	13.3	5,165	14.1	17,479	14.8	18,651	14.6
China	533	1.3	155	0.4	1,860	1.6	399	0.3
Europe	6,276	15.4	4,181	11.4	18,682	15.8	18,108	14.2
Japan	6,003	14.8	3,973	10.8	14,189	12.0	18,996	14.8
Malaysia	414	1.0	553	1.5	1,096	0.9	3,643	2.8
Singapore	594	1.5	1,222	3.3	2,207	1.9	4,021	3.1
Other Asia	2	—	15	—	2	—	173	0.1
Other	—	—	3	—	9	—	3	—
	$40,623	100.0%	$36,747	100.0%	$118,179	100.0%	$127,964	100.0%

Cost of Revenues. Cost of revenues consists primarily of the cost of semiconductor wafers and other materials, and the cost of assembly and test. Cost of revenue also includes personnel related costs (including stock-based compensation) and overhead associated with product procurement, planning and quality assurance. Our cost of product revenues is affected by various factors, including product mix, volume, provisions for excess and obsolete inventories, material costs, manufacturing efficiencies, and the position of our products within their life-cycles. Our cost of product revenues as a percentage of net product revenues is affected by these factors as well as pricing and competitive pricing programs.
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

Comparison of the Three and Nine Months Ended December 31, 2015 to the Three and Nine Months Ended December 31, 2014
Net Revenues by market (dollars in thousands):

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Computing	$19,787	48.7%	$14,184	38.6%	$5,603	39.5%
Connectivity	20,836	51.3	22,563	61.4	(1,727)	(7.7)%
Total	$40,623	100.0%	$36,747	100.0%	$3,876	10.5%

	Nine Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Computing	$50,711	42.9%	$49,033	38.3%	$1,678	3.4%
Connectivity	67,468	57.1	78,931	61.7	(11,463)	(14.5)%
Total	$118,179	100.0%	$127,964	100.0%	$(9,785)	(7.6)%

Our Computing revenues increased primarily due to the increase demand for our PowerPC products. However, we expect the sales of PowerPC products will decline as the networking industry migrates away from the PowerPC architecture. We continue to focus our resources on ARM-based products which are in the adoption phase and have not yet generated significant revenue.
Our Connectivity revenues decreased primarily due to the softness in telecommunications industry while data center demand remained robust.
Gross Profit (dollars in thousands):

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Net revenues	$40,623	100.0%	$36,747	100.0%	$3,876	10.5%
Cost of revenues	18,241	44.9	14,842	40.4	3,399	22.9%
Gross profit	$22,382	55.1%	$21,905	59.6%	$477	2.2%

	Nine Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$118,179	100.0%	$127,964	100.0%	$(9,785)	(7.6)%
Cost of revenues	52,805	44.7	52,815	41.3	(10)	—
Gross profit	$65,374	55.3%	$75,149	58.7%	$(9,775)	(13.0)%

The decrease in our gross profit percentage was primarily due to lower licensing and sales of IP revenues and the shift in product mix between computing and connectivity.
Research and Development and Selling, General and Administrative Expenses (dollars in thousands):

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$22,377	55.1%	$24,721	67.3%	$(2,344)	(9.5)%
Selling, general and administrative	$8,232	20.3%	$8,707	23.7%	$(475)	(5.5)%

	Nine Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$66,405	56.2%	$82,636	64.6%	$(16,231)	(19.6)%
Selling, general and administrative	$25,369	21.5%	$25,684	20.1%	$(315)	(1.2)%

Research and Development. The decrease in R&D expenses during the three months ended December 31, 2015 was mainly due to a $2.5 million decrease in direct project costs and a $1.3 million decrease in personnel costs, partially offset by a $1.5 million increase in stock-based compensation expense. The decrease in R&D expenses during the nine months ended December 31, 2015 was mainly due to a $7.8 million decrease in direct project costs, a $7.1 million decrease in Veloce consideration related expenses and a $4.4 million decrease in personnel costs, partially offset by a $3.5 million increase in stock-based compensation expense.
Selling, General and Administrative. The decrease in SG&A expenses during the three months ended December 31, 2015 was mainly due to a $0.3 million decrease in personnel costs and a $0.3 million decrease in stock-based compensation expense. The SG&A expenses remained stable during the nine months ended December 31, 2015 as the decrease in personnel costs was partially offset by the increase in professional services expense.
Stock-Based Compensation (dollars in thousands):

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Costs of revenues	$140	0.3%	$72	0.2%	$68	94.4%
Research and development	4,500	11.1	2,992	8.1	1,508	50.4%
Selling, general and administrative	1,501	3.7	1,793	4.9	(292)	(16.3)%
	$6,141	15.1%	$4,857	13.2%	$1,284	26.4%

	Nine Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Costs of revenues	$349	0.3%	$221	0.2%	$128	57.9%
Research and development	12,515	10.6	9,039	7.1	3,476	38.5%
Selling, general and administrative	5,303	4.5	5,043	3.9	260	5.2%
	$18,167	15.4%	$14,303	11.2%	$3,864	27.0%

The increase in stock-based compensation was primarily due to the expense relating to the new incentive compensation programs recently adopted.
Realized Gain on Short-Term Investments and Interest and Other Income (expense), net (dollars in thousands):

	Three Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Realized gain on short-term investments and interest income, net	$148	0.4%	$485	1.3%	$(337)	(69.5)%
Other income (expense), net	$21	0.1%	$(10)	—%	$31	310.0%

	Nine Months Ended December 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Realized gain on short-term investments and interest income, net	$2,024	1.7%	$1,214	0.9%	$810	66.7%
Other income (expense), net	$54	—%	$(2,536)	(2.0)%	$2,590	102.1%

Realized Gain on Short-Term Investments and Interest Income, net. The decrease in realized gain on short-term investments and interest income, net during the three months ended December 31, 2015 was primarily due to a $0.2 million decrease in interest income due to lower yields on the portfolio and a $0.1 million decrease in realized gains from the sale of short-term investments and marketable securities. The increase in realized gain on short-term investments and interest income, net during the nine months ended December 31, 2015 was primarily due to a $1.4 million increase in realized gains from the sale of short-term investments and marketable securities, partially offset by a $0.6 million decrease in interest income as a result of reinvesting proceeds from maturities and sales of securities into lower yielding securities.

Other Income (Expense), net. The increase in other income (expense), net was primarily due to the impairment charge with respect to a strategic investment during the nine months ended December 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows (in thousands):

	Nine Months Ended December 31,
	2015	2014
Net cash provided by (used for) operating activities	$4,521	$(20,279)
Net cash used for investing activities	(21,802)	(1,461)
Net cash provided by (used for) financing activities	(444)	281
Net decrease in cash and cash equivalents	$(17,725)	$(21,459)

Operating Activities
Net cash provided by operating activities was $4.5 million for the nine months ended December 31, 2015. Our net loss of $23.7 million for the nine months ended December 31, 2015 included $22.7 million of non-cash items consisting of $5.7 million of depreciation, $18.2 million of stock-based compensation and $0.4 million of premium amortization of our investments in bonds, partially offset by $1.6 million of gain on short-term investments and other, net. The remaining change in operating cash flows for the nine months ended December 31, 2015 primarily reflected decreases in inventories of $3.8 million, other assets of $2.9 million, accounts payable of $1.4 million and Veloce accrued liability of $0.1 million, and increase in accrued payroll and other liabilities of $0.3 million.

Investing Activities
Net cash used for investing activities of $21.8 million for the nine months ended December 31, 2015 was due to net purchases of $19.8 million from short-term investment activities and purchases of property and equipment of $2.0 million.

Financing Activities
Net cash used for financing activities of $0.4 million for the nine months ended December 31, 2015 was due to tax withholding payments related to the vesting of restricted stock units of $1.7 million, partially offset by proceeds from the issuance of common stock of $1.2 million.
Liquidity
We currently believe that our available cash, cash equivalents and short-term investments will be sufficient to meet our capital requirements and fund our operations for at least the next 12 months. Notwithstanding the foregoing, from time to time we have explored one or more potential options to further enhance our balance sheet and liquidity, including without limitation the possibility of issuing equity to strategic investors or pursuing other financing transactions, and we have implemented certain business restructuring activities intended to reduce our ongoing operating expenses.

Our available liquidity could be adversely affected, however, if our normal operations or unforeseen events require us to expend more cash than currently anticipated or if the revenue ramps relating to our recent and new product introductions fail to occur within the currently anticipated timeframes. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. Such options could include, without limitation, issuing equity to one or more strategic or other investors, obtaining debt financing, selling assets or business units or acquiring cash-generating assets or business units from third parties. Liquidity concerns could also cause us to pursue various options to reduce our operating expenses, such as delaying or canceling new product introductions, reducing or deferring R&D investments, or engaging in additional restructuring activities. If additional equity is issued or our stock price declines as a result of any of the foregoing, it could result in greater dilution to our stockholders. Our liquidity could also be adversely affected if we are forced to liquidate our investments or other assets on short notice and on unfavorable terms. There can be no assurance that any of the options that we might pursue to raise additional capital or to generate or preserve cash will be available on commercially reasonable terms or at all.
Contractual Commitments
See Note 7, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established guidelines relative to diversification and maturities that attempt to maintain safety and liquidity. These guidelines are periodically reviewed and modified to take advantage of interest rate trends. We generally make investments in debt instruments issued by the US government, its agencies, municipalities and corporations; either investing in those securities directly or indirectly through investing in shares of bond mutual funds. In all cases, at purchase, the investments conform to our credit quality, duration and diversification requirements as set forth in our investment policy. We generally do not invest directly in derivatives to manage its exposure to changes in interest rates.
We are exposed to market risk as it relates to changes in the market value of our investments. At December 31, 2015, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $57.7 million and a cost basis of $57.8 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at December 31, 2015 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)	December 31, 2015	50 BPS	100 BPS	150 BPS
Available-for-sale investments	$59,065	$58,655	$58,172	$57,673	$57,180	$56,694	$56,214

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
We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the nine months ended December 31, 2015. Gains and losses are recognized in income or expenses in the Condensed Consolidated Statements of Operations in the current period.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our cash, cash equivalents and short-term investments balance as of December 31, 2015 was $76.4 million compared to $75.5 million as of September 30, 2015. During the quarter ended December 31, 2015, $9,000 of cash was used for Veloce acquisition consideration payments. $6.6 million of the $178.5 million in total Veloce acquisition consideration remains to be paid, and our cash balance may decrease further depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. Our Cash balances could further decrease depending upon the extend and timing of expenses associated with our new product development and roll-out activities. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated or if the revenue ramps relating to our recent and new product introductions fail to occur within the currently anticipated timeframes. If this were to occur, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital, generate cash, delay or cancel new-product introductions, reduce or defer R&D investments, engage in additional restructuring activities, or divest or liquidate business assets. In addition, we may elect to raise additional capital, including without limitation by issuing equity or debt securities, or otherwise attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we might pursue to raise additional capital or to generate or preserve cash will be available on commercially reasonable terms or at all.
During the nine months ended December 31, 2015, our cash provided by operating activities was $4.5 million and during the fiscal years ended March 31, 2015 and 2014, our cash used in operating activities was $27.0 million and $46.8 million, respectively. Excluding the acquisition consideration for Veloce, our cash used for operating activities was $17.9 million for the fiscal year ended March 31, 2015 and our cash provided by operating activities was $16.8 million for the fiscal year ended March 31, 2014.
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
The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our customers’ willingness to incorporate products based on the ARM® architecture, on which most of our new products are based, into their own products and systems;

•	our successful collaboration with our ecosystem and technology partners;

•	availability, quality, price, performance, power consumption, size and total cost of ownership of our products relative to competing products and technologies;

•	our accurate prediction of changing customer requirements;

•	the sufficiency and scale of our R&D budget and our timely development of new designs;

•	retention of key technical and design expertise, both internally and within third-party technology development partners;

•	timely qualification and certification of our products for use in electronic systems;

•	continued availability on commercially reasonable terms of the manufacturing services, technology components and tools that we purchase or license from third party suppliers;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	maintaining compliance and compatibility with new and changing industry standards and requirements;

•	maintaining close working relationships with key customers so that they will design our products into their future products; and

•	our ability to develop, gain access to and use leading technologies in a cost-effective and timely manner.
We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve widespread market acceptance. If these products and technologies fail to achieve market acceptance, in a timely manner or at all, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene, X-Weave and HeliX product families, we are a licensee of the ARM 64-bit instruction set architecture, or ISA, and will depend upon our continuing license rights to that ISA, as well as the timely delivery by ARM of various updates and other support under the license agreement. There can be no guaranty that our existing ARM license rights, some of which expire in the fourth quarter of fiscal 2016, will be sufficient to enable us to fully develop and implement our ARM-based product roadmap, or that we will be able to expand or renew those license rights on commercially reasonable terms or at all. The success of our ARM-based products will also depend, among other things, on customers’ willingness to incorporate products based on the ARM architecture into their products and systems, and the anticipated time frame within which such incorporation occurs. For many customers, this would represent a change from their existing technology and their existing key suppliers, and therefore the time frame and magnitude of adoption of ARM-based products such as ours is inherently uncertain. Furthermore, the development and commercialization of new products incorporating ARM architecture could be delayed if the ecosystem partners that rely on this architecture are unable to successfully establish their own operations on a timely basis or if they are unable to work successfully with ARM in developing their products.
*Our success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel, our ability to identify, hire and retain additional qualified personnel, and successful succession planning.
Our success depends to a significant extent upon the continued service of our senior management and engineering personnel and successful succession planning. Among other things, our ability to continue our commercialization and next-generation product development efforts for X-Gene and other new products will depend upon the retention of key engineering personnel, including former Veloce personnel and others, some of whom have left the company in recent months. We acquired Veloce in June 2012 pursuant to a merger agreement that provided for payments based on post-closing product development milestones. Our ability to retain key former Veloce personnel has been, and may continue to be, adversely impacted by factors such as the substantial completion of our payment obligations to them under the Veloce merger agreement, the effects of past or future restructuring activities in increasing or changing their workloads, and the impact of declines in our stock price on the value of their equity compensation packages.
As our core business and technologies continue to evolve, including without limitation with respect to our growth and expansion into next-generation cloud infrastructure and data center markets, our success will depend on effectively transitioning to certain new management and engineering personnel who are most capable of supporting that evolution. In recent weeks we announced the hiring of a new Chief Financial Officer. There is intense competition for qualified personnel in the semiconductor industry, and in particular for design, product and test engineers. We may not be able to continue to identify, attract and retain engineers or other qualified personnel necessary for the development of our business, or to replace engineers or other qualified personnel who have left or may leave our employment.
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
The markets in which we compete are highly competitive, and we expect that domestic and international competition will increase in these markets, due in part to rapid technological advances, industry consolidation, price erosion, changing customer preferences, deregulation, and evolving industry standards.
Increased competition could result in significant price competition, reduced revenues, lower profit margins or loss of market share. Our ability to compete successfully in our markets depends on a number of factors, including:

•	the scale and depth of our R&D, sales and marketing budgets and related resources, as compared to our competitors;

•	our ability to partner with original equipment manufacturer, or OEM, ecosystem and channel partners who are successful in the market;

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, interoperability, reliability, performance and certification;

•	procurement expenses, supply chain economies of scale, and production efficiency, as compared to our larger competitors:

•	our ability to attract and retain key engineering, operations, sales and marketing employees and management;

•	pricing decisions or other actions taken by competitors;

•	customer support;

•	time-to-market;

•	price;

•	production efficiency;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers' products;

•	market acceptance of competitors' products; and

•	general economic conditions.
We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel, which has significantly greater R&D, manufacturing, sales and market development resources than we do. Intel also offers lower-performance products for lower-intensity data center applications. As a result, Intel is a significant competitor in the cloud and enterprise server infrastructure market. In addition to Intel, in the cloud and enterprise server market, we will compete with a number of ARM-based server silicon vendors, including AMD, Broadcom, Cavium and Qualcomm. In the embedded computing silicon solutions market, we compete with technology companies such as Freescale Semiconductor, Cavium and Intel. In addition, some of our customers and potential customers have internal integrated circuit design or manufacturing capabilities with which we compete. In the connectivity silicon solutions market, we compete primarily with companies such as Broadcom, Inphi and PMC-Sierra. Many of these companies have substantially greater financial, marketing and distribution resources than we have. We may also face competition from new entrants to our target markets, including larger technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment.
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
Over the past several years, we have implemented several restructuring activities in an effort to reduce operating costs and similar activities may continue in the future. For example, our Board of Directors approved reductions in force of between 5% and 10% of our workforce on four occasions from December 2012 to January 2015, the most recent of which was substantially completed by March 31, 2015. Additional reductions in force and senior level employee replacements may be required as we continue to realign our business organization, operations and product lines. Employees whose positions were or will be eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any restructuring effort could also cause disruptions with customers and other business partners, divert the attention of our management away from our operations, weaken our administrative, financial reporting and compliance capabilities, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase our expenses, increase the workload placed upon remaining employees and cause our remaining employees to lose confidence in the future performance of the Company and decide to leave. We cannot guarantee that any restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, our reduced workforce may adversely impact our ability to respond rapidly to new growth opportunities or to remain competitive.
We may experience difficulties in transitioning to smaller geometry processes or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.
We may not be able to achieve higher levels of design integration or deliver new integrated circuit products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. As smaller line-width geometry processes, such as 16, 14 or 7 nanometer FinFET, are introduced to and become more prevalent in the industry, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to smaller geometries.
Shifting to smaller geometry process technologies and new manufacturing processes often results in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to smaller geometries is inherently more expensive, and, as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face these difficulties, delays and expenses with respect to the 28 nanometer and smaller versions of X-Gene and X-Weave and as we continue to transition our other products to smaller geometry processes. Transitions to more sophisticated designs and processes, such as FinFET, could result in similar difficulties. We are dependent on our relationships with our foundries to transition to smaller geometry and new design processes successfully and at competitive pricing. We cannot assure you that our foundries will be able to effectively manage these transitions or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays or difficulties in these transitions or fail to implement them at competitive pricing, our business, financial condition and results of operations could be materially and adversely affected.
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

•
increases in the costs of technology and architecture licenses, mask sets and products, including without limitation with respect to smaller or more sophisticated process technologies such as FinFET, or the discontinuance of products, licenses, services or components by our suppliers;

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

•	declines in the average selling prices of our products;

•	delays in the introduction of new products, or lower than expected demand for new products;

•	delays when our customers are transitioning from old architectures, technologies and products to new architectures, technologies and products;

•	a decrease in demand for our products or our customers' products due to technological changes, industry consolidation, competitive developments, trends in our customers’ businesses or other factors;

•	a decline in the financial condition or liquidity of our customers or their customers;

•	the failure of our products to be qualified in our customers' systems or certified by our customers;

•	excess inventory of our products held by our customers, resulting in a reduction in their order patterns as they work through such excess inventory;

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
Sales to distributors accounted for 53% of our revenues for the quarter ended December 31, 2015, and 54%, 54% and 66% of our revenues for each of the fiscal years ended March 31, 2015, 2014 and 2013. Our largest distributor accounted for 27% of our revenues for the quarter ended December 31, 2015, and 27% of our revenues for each of the fiscal years ended March 31, 2015, 2014 and 2013. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.
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
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that individually accounted for at least 10% of total net revenues were as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Wintec (global logistics provider)**	23%	16%	28%	18%
Avnet (distributor)	27%	26%	27%	26%
IP Licensee	—%	11%	*	*
Paltek (distributor)	11%	*	*	*
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
*An important part of our strategy is to focus on data center markets. If we are unable to further penetrate into and expand our share of these markets or accurately anticipate or react timely or properly to emerging trends, our revenues may not grow and could decline.
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

Acquiring products, technologies or businesses from third parties, making and increasing equity investments in companies developing such products, technologies or businesses, and divesting business units or subsidiaries and selling product lines and technologies that are no longer material to our core business or no longer provide, or hold the prospect of providing, sufficient investment return, all have been and may continue to be part of our long-term business strategy. The risks involved with merger and acquisition, equity investment and divestiture activities include:

•	diversion of management's attention from our core businesses;

•	both expected and unanticipated adverse effects from the loss of technologies, patents and other intellectual property and personnel relating to divested subsidiaries, product lines and businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	costs associated with acquisitions, investments and divestitures;

•	difficulties associated with combining, integrating or separating acquired or divested operations, products or technologies;

•	failure to integrate or potential loss of key employees, particularly those of the acquired companies;

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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets, and we recorded significant impairment charges against these assets in our previous financial statements. At December 31, 2015, we had $11.4 million of goodwill. Although we had no purchased intangible assets at December 31, 2015, we may be required to take significant charges as a result of impairment to the carrying value of any goodwill or purchased intangible assets that we may record in the future.
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
There has been and will likely continue to be significant industry consolidation among communications IC companies, network equipment companies and telecommunications companies, such as the acquisition of Broadcom Corporation by Avago Technologies in February 2016, of Altera Corporation by Intel Corporation and of Freescale Semiconductor by NXP Semiconductors in December 2015, of Cambridge Silicon Radio (CSR) by Qualcomm in August 2015, of IBM’s Microelectronics business (including its 300nm and 200nm wafer foundries) by GlobalFounderies in July 2015, and of Spansion by Cypress Semiconductor in March 2015. Also in 2015, there were announcements of numerous additional proposed consolidations in the semiconductor market, such as the proposed acquisition of Atmel Corp by Microchip Technology, of SanDisk by Western Digital, of Omnivision Technologies by Hua Capital Management (and other China-based investors), of Inotera by Micron Technology, and of EMC Corporation by Dell. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product or technology portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. Chinese companies and investment groups have also launched a number of acquisitions and significant equity investment stakes in IC companies, in furtherance of China’s stated goal of becoming self-sufficient in semiconductors and reducing imports from foreign suppliers. Such industry and market consolidation may result in stronger competitors, fewer customers and reduced demand for our products, which in turn could have a material adverse effect on our business, operating results, and financial condition. In addition, our Company or one or more of our product families or technologies may become a target for a company looking to improve its competitive position through acquisition. The Board of Directors on an ongoing basis evaluates the potential risks and benefits to our Company and its stockholders with respect to various potential consolidation scenarios involving our business, product lines and technologies and those of third party business enterprises.
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

Our international operations are subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery regulations in foreign jurisdictions where we do business, such as China,

India, Vietnam, and Europe. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with obtaining or retaining business overseas or to secure an improper commercial advantage. The FCPA also requires us to keep accurate books and records of business transactions and maintain an adequate system of internal accounting controls. Violations of the FCPA, anti-bribery statutes or other similar laws by us, any of our foreign subsidiaries or distributors, or any of our or their employees, executive officers, or other agents or intermediaries, could subject us and the individuals involved to significant criminal and civil liability. In recent years, the Department of Justice and SEC have significantly stepped up their investigation and prosecution of alleged FCPA violations. Any such allegations of non-compliance with the FCPA, anti-bribery statutes or other similar laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, financial condition or results of operations.
*Our portfolio of short-term investments is exposed to certain market risks.
We maintain an investment portfolio of various holdings, types of instruments and maturities. Our portfolio primarily includes fixed income securities and mutual funds, the values of which are subject to market price volatility. These securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one or more of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the quarter ended December 31, 2015, and the fiscal years ended March 31, 2015 and 2014, we did not record any other-than-temporary impairment charges on our short-term investments and marketable securities and, as of December 31, 2015, there were unrealized losses of $0.2 million on our balance sheet on these securities that were not previously recorded as an other-than-temporary impairment charge. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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
A significant portion of our R&D and supply chain operations are located in Asia. These locations are subject to natural disasters such as earthquakes, floods and tsunamis, like those that struck Japan and Thailand. In addition, our headquarters in California are located in areas containing known earthquake fault lines and potential susceptibility to tsunamis in the event of significant offshore earthquakes. We do not have earthquake or flood insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster, shortage of water, electricity or other supplies, or other catastrophic event affecting us, our suppliers or our customers could have a material adverse impact on our business, financial condition and operating results.
The effects of war, armed conflict, acts of terrorism or global threats, including, but not limited to, the outbreak of epidemic disease, could have a material adverse effect on our business, operating results and financial condition. The continued threat of terrorism and heightened security and military action in response to this threat, or any future acts of terrorism, may cause further disruptions to local and global economies and create further uncertainties. To the extent that such disruptions or uncertainties result in delays or cancellations of customer orders, or the manufacture or shipment of our products, our business, operating results and financial condition could be materially and adversely affected.
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
In 2007, the PRPs were sued by a chemical company located downstream from the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff's potential liability to clean up groundwater contamination beneath the plaintiff's site; that action has been stayed since March 2008 to allow for further delineation of the regional groundwater contamination. In late 2014, OPOG and EPA agreed upon a term sheet describing the basic settlement terms and remediation actions for the regional groundwater contamination that will be set forth in a final consent decree to be filed with the Court. It is anticipated that the consent decree will be finalized and filed during fiscal year 2017, following which remediation activities, and the expenses associated therewith, will likely increase significantly. In December 2013, OPOG retained legal counsel to pursue legal claims against numerous other PRPs for the regional groundwater contamination and, in December 2014, OPOG retained legal counsel to protect its interests in connection with bankruptcy proceedings filed by an OPOG member. We have elected to participate in the costs and recoveries associated with these litigation matters and to date have paid our proportional share of remediation costs and legal expenses relating to the Omega Site.
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
*Our stock price is volatile.
The market price of our common stock has fluctuated significantly. For example, our stock’s closing price declined from $9.90 per share on March 31, 2014 to $5.10 per share on March 31, 2015. On December 31, 2015, our stock's closing price was $6.37 per share. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to:

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
During the three months ended December 31, 2015, we issued 146 shares of common stock to former holders of Veloce common stock, common stock options and stock equivalents pursuant to the Veloce merger agreement, as described above. These shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(10) of the Securities Act.

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
Date: February 4, 2016

APPLIED MICRO CIRCUITS CORPORATION

By:	/S/ Martin S. McDermut
Martin S. McDermut
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