Form 10-K
period 2016-03-31
APPLIED MICRO CIRCUITS CORP
filed 2016-05-20
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☑
The aggregate market value of the voting common stock held by non-affiliates of the registrant, based upon the closing sale price of the registrant’s common stock on September 30, 2015 (the last day of the registrant’s second quarter of fiscal 2016) as reported on the Nasdaq Global Select Market, was approximately $330,710,000. Shares of common stock held by each officer and director and by each person who then owned 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes. The registrant has no non-voting common stock.
There were 84,579,838 shares of the registrant’s common stock issued and outstanding as of May 12, 2016.
Documents Incorporated by Reference
The following document is incorporated by reference in Part III (Items 10, 11, 12, 13 and 14) of this Annual Report on Form 10-K: portions of registrant’s definitive proxy statement for its annual meeting of stockholders to be held on August 2, 2016 which will be filed with the Securities and Exchange Commission within 120 days of March 31, 2016.

APPLIED MICRO CIRCUITS CORPORATION
ANNUAL REPORT ON FORM 10-K
FOR THE FISCAL YEAR ENDED
March 31, 2016

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

All statements included or incorporated by reference in this report, other than statements or characterizations of historical fact, are forward-looking statements. These forward-looking statements are made as of the date of this Annual Report on Form 10-K for the fiscal year ended March 31, 2016 (this “Annual Report”). Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.

These forward-looking statements include, but are not limited to, statements regarding: anticipated trends and challenges in our business and the markets in which we operate; expectations regarding the growth of next-generation cloud infrastructure and global data center traffic, energy consumption and total cost of ownership; anticipated market penetration by ARM®-based data center servers and other market and technological trends; our plans and predictions regarding the development, production, performance, sales volumes and general market acceptance of our X-Gene® Server on a Chip® product family and development platform, our X-Weave® Connectivity product family, our HeliX® family of embedded processor products, and other new products; the timing and scope of customer testing and adoption of such products and their total addressable market and total cost of ownership; product development cycles and schedules; design-win pipeline; our strategy, including our focus on the development roadmap of our X-Gene, X-Weave and HeliX product families and our current Connectivity investments in high-growth 100 and 400Gbps (gigabit per second) data center solutions; the timing and extent of customers’ transition away from older connectivity solutions and toward higher performance solutions; our assumptions and forecasts regarding competitors’ product offerings, pricing and strategies, and our products’ ability to compete; our expectations regarding the adequacy of leased facilities and in-licensed technologies; the impact of seasonal fluctuations and economic conditions on our business; our intellectual property ("IP"); our expectations as to expenses, expense reductions, liquidity and capital resources, including without limitation our expected sources and uses of cash and adequacy of cash reserves; our gross margin and efforts to offset reductions in gross margin; our estimates regarding eventual actual costs compared to amounts accrued in our financial statements; our ability to attract and retain qualified personnel; our restructuring activities and related expense and anticipated expense savings; and the impact of accounting pronouncements and our critical accounting policies, judgments, estimates and assumptions on our financial results.

The forward-looking statements are based on our current expectations, estimates and projections about our industry and our business, management's beliefs, and other assumptions made by us. In addition, some of the forward-looking statements included below are based upon statements made by industry experts, analysts, and other third party sources. All forward-looking statements and the expectations, estimates, projections, beliefs and other assumptions on which they are based are subject to many risks and uncertainties and are inherently subject to change. We describe many of the risks and uncertainties that we face in Part I, Item 1A, “Risk Factors”, and elsewhere in this report. Our actual results and actual events could differ materially from those anticipated in any forward-looking statement. Readers should not place undue reliance on any forward-looking statement. All forward-looking statements in this report speak only as of the filing date of this report, and except as required by law, we undertake no obligation to update or revise any forward-looking statements to reflect events or circumstances after such date.
In this Annual Report, “Applied Micro Circuits Corporation”, the “Company”, “we”, “us” or “our” refer to Applied Micro Circuits Corporation and all of our consolidated subsidiaries.

PART I

Item 1.	Business.
Applied Micro Circuits Corporation was incorporated and commenced operations in California in 1979 and was reincorporated in Delaware in 1987. Our principal executive offices are located at 4555 Great America Parkway, 6th Floor, Santa Clara, California 95054 and our phone number is 408-542-8600. Our sales and engineering offices are located throughout the world. Our common stock trades on the Nasdaq Global Select Market under the symbol “AMCC”.

Overview

Applied Micro Circuits Corporation is a global leader in silicon solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long-haul communications equipment.

Our products serve two target markets, Computing and Connectivity.

Our Computing products include the X-Gene family of server processors, each based on the ARMv8 64-bit Instruction Set Architecture (“ISA”), which target mainstream cloud and data center infrastructure including hyperscale, telco, enterprise and high performance computing.

As part of our current Computing business, we also offer embedded computing products which include our HeliX family of processors, based on the ARM 64-bit ISA, and our PowerPC products, based on Power Architecture. Our embedded Computing products are deployed in a variety of applications including networking and telecom, enterprise storage, data center and industrial applications.

The Connectivity portion of our business provides high-speed, high-bandwidth, high-reliability communications products to network equipment manufacturers. They include our X-Weave family of products, designed to meet the needs of service providers and public cloud, private cloud, and enterprise data centers.

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

Copies of this Annual Report are also available free of charge, upon request to our Investor Relations Department, 4555 Great America Parkway, 6th floor, Santa Clara, California 95054. In addition, our Board Guidelines, Code of Business Conduct and Ethics, other corporate policies and written charters for the various committees of our Board of Directors are accessible through the Corporate Governance tab in the Investor Relations section of our web site and are available in print free of charge to any shareholder who requests a copy.

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

Industry Background

Global data center traffic is expected to almost triple, from 3.4 zettabytes per year in 2014 to 10.4 zettabytes per year in 2019. Data centers today are estimated to consume about 3% of the world's electricity production. In more mature markets, like the United States. and Canada, data center owners and operators have faced increasing energy costs and in certain states the threat of energy consumption-related taxation. In 2013, data centers in the U.S. alone consumed about 91 billion kilowatt-hours of electricity, equivalent to the annual output of 34 large (500-megawatt) coal-fired power plants. Data center electricity consumption is projected to increase to roughly 140 billion kilowatt-hours annually by 2020, the equivalent annual output of 50 power plants, costing American businesses $13 billion annually in electricity bills.

Motivated by high operating costs, land use restrictions and environmental concerns, data center operators are keenly aware of the need to reduce power consumption while increasing hardware density and, at the same time, maintain or improve the user experience. We believe these trends create significant opportunities for high-performance, high-density, lower total cost of ownership (“TCO”) cloud infrastructure and data center solutions.

The data center processor market continues to grow at significant compound annual growth rate, with scale-out applications in hyperscale, telco and high performance computing markets driving the growth. The market continues to be dominated by a single supplier, Intel, which currently services this market with its Xeon E3 and Xeon E5 processors based on the X86 architecture. Experts believe there is a strong desire to create alternate solutions in the market place.

Cloud industry experts believe that server solutions that can successfully combine ARM 64-bit processor hardware, high-speed input/output and software-defined networking capabilities onto a single chip will provide significant benefits over existing solutions. By combining the ARM ISA with on-chip networking capabilities, these next generation server solutions are expected to deliver significantly lower TCO for typical cloud workloads.

Cloud infrastructure growth also creates opportunities for new connectivity approaches within the data center. Emerging technologies include PCI-Express and other high-speed switch fabrics, 100Gbps Ethernet and remote direct Memory Access over Converged Ethernet. These new technologies will allow for faster data transfer between processor nodes, semiconductor components, blades, racks and appliances, substantially lowering TCO and allowing more efficient use of physical space.

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

In wireline communications, the edge, metro and core networks have shifted towards packet-based services that are fundamentally less expensive than the transitional synchronous optical network (“SONET”) and the synchronous data hierarchy (“SDH”) networks, but provide the same level of quality and guarantee of content delivery. Optical transport network ("OTN") technology has emerged as a compelling layer-one protocol and has substantially replaced SONET/SDH in the metro and core. Combined with wavelength-division multiplexing and dense wavelength-division multiplexing, OTN allows service providers to support the vast increases in bandwidth requirements at a lower cost per bit and with easier configurability.

Additionally, the transition from 10G/40G to 100G and 400G Ethernet infrastructure creates a massive revenue opportunity as the equipment replacement cycle takes place within the data center and across transport networks that serve to connect data centers.

Within the data center, the constant need for cost reduction while increasing throughput density is driving a transition to higher order modulation technologies, such as Four-Level Pulse Amplitude Modulation ("PAM4"). PAM4 represents a major technology shift in Ethernet transceivers in that it requires digital signal processing. To date, however, very few companies possess the requisite combination of technical expertise and IP to successfully implement PAM4 technology.

Wireless networks are also moving to long term evolution infrastructure in order to support a wide range of high-speed wireless devices from smart phones to tablets. Further, carrying all the data traffic from the base station requires higher bandwidth and packet-based wireline connectivity for supporting Ethernet and Internet Protocol.

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

Our Products and Markets

ARM-based Server Processors

The X-Gene family of server processors provides a compelling alternative to the incumbent X86 architecture. X-Gene is the world’s first ARM 64-bit processor family. Our X-Gene 1 and X-Gene 2 system-on-a-chip ("SoC") products offer eight high-performance custom cores running at up to 2.8GHz, coupled with a large memory subsystem, and networking and storage interfaces. These processors are used in a variety of data center, storage and high-performance computing ("HPC") applications, and have been industry-hardened by various server OEMs and end customers. They have also served as the primary platform for all ARM 64-bit software ecosystem enablement.
X-Gene 3 builds upon this foundation of two generations of server products by combining 32 high-performance ARMv8-compatible CPU cores in a single socket to deliver performance competitive with mainstream high-end Xeon E5/ E7 processors in a similar thermal design power envelope. With eight DDR4 memory channels, we expect X‑Gene 3 to outclass Xeon E5 in memory bandwidth, making it well suited to hyperscale workloads, such as in-memory databases, big data, machine learning, web search and HPC. We believe X-Gene 3 will deliver an unprecedented level of overall performance and best in-class performance-per-watt for ARM processors.

There is a robust hardware and software ecosystem now available and in development for X-Gene. The ecosystem includes a multitude of software, hardware, systems and services companies that are engaged in the development, adoption or promotion of technology that supports ARM 64-bit server technology.

Embedded Computing Products

Our HeliX embedded processor products are based on our custom ARM 64-bit cores, leveraging IP and experience derived from our development of X-Gene. HeliX 1 and HeliX 2 offer four to eight custom cores running at up to 2.4GHz, with integrated networking and storage interfaces, and are being designed and deployed in a variety of applications including networking and telecom, enterprise storage, data center, and industrial applications. The combination of our high performance custom cores, the right mix of peripherals and accelerators and the proven leadership and maturity of our 64-bit ARM implementation enables us to drive the convergence of embedded markets from multiple architectures (MIPS, PowerPC and ARM 32-bit ISA) to a 64-bit ARM platform.

We continue to sell our PowerPC products into a variety of applications including wireless access points, residential gateways, network attached storage, network switches and routers, and multi-function printers.

Connectivity Products

The Connectivity portion of our business includes a broad array of networking physical layer devices (“PHY”), including mixed-signal and OTN framer and mapper solutions that are high-speed, high-bandwidth, high-reliability communications products. Our highly integrated framer-PHY silicon solutions are used in high-speed optical network equipment including routers, switches and transponders. For OTN applications, our framer products incorporate our industry-leading forward error correction ("FEC") technology to significantly improve reach. The X-Weave family of connectivity products, which is comprised of framer/mapper, secure Ethernet and PAM4 SoCs, is designed to meet the needs of public cloud, private cloud and enterprise data centers. X-Weave leverages our industry-proven IP portfolio and leading analog/mixed signal capabilities to address the high-growth data center Connectivity market.

In the service provider market segment, emerging metro Ethernet and OTN deployments are driving substantial investments in optical infrastructure. These deployments are increasingly based on OTN with highly integrated framing, mapping, and multiplexing functions. High-speed physical layer capabilities in combination with our FEC technology are critical to providing cost and power-optimized solutions for leading-edge platforms in carrier and service provider networks.

With the data center market growth, there is a need for higher throughput density within the same space. This need is driving a transition to higher order modulation technologies such as PAM4. PAM4 represents a major technology shift in Ethernet transceivers in that it requires digital signal processing. We are one of only a few companies with the combination of proven IP and technical expertise needed to implement PAM4 technology. We continue to invest in leading-edge semiconductor process technology, which continues to be a key enabler to delivering highly differentiated, lower power, lower cost products.

Competition

The X-Gene product family targets existing and emerging hyperscale cloud, scientific and high performance computing, and enterprise server applications. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel. As a result, in the cloud and enterprise server markets, we will compete primarily with Intel Xeon, in addition to low-power server silicon products from Intel and a number of ARM-based server silicon vendors with programs in various stages of development, including AMD, Broadcom, Cavium and Qualcomm. We believe our multiple generations of X-Gene are well-positioned to address the performance capabilities and enterprise features demanded by today's cloud infrastructure providers and to provide a viable ARM-based alternative to the incumbent Xeon solution.

In the embedded computing silicon solutions market, we compete primarily with technology companies such as Intel, NXP and Cavium.

In the connectivity silicon solutions market segment, we compete primarily with companies such as Broadcom, Microsemi and Inphi.

Many of our competitors have larger workforces, IP portfolios, sales and marketing capabilities and other resources than we do, and in some cases operate their own fabrication facilities. In addition, some of our customers and potential customers have internal integrated circuit designs or manufacturing capabilities with which we compete.

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

Sales and Marketing

We sell our products both directly and through a network of independent manufacturers' representatives and distributors. Expert technical support is critical to our customers' success and we provide such support through our field applications engineers, factory software and hardware application engineers, technical marketing team and engineering staff, as well as through our technical support web site. Our sales and marketing strategy is to develop strong, engineering-intensive relationships with our customers’ design teams for the creation of market leading platforms. We maintain close working relationships with these customers and their management teams to identify and define new products that will meet their requirements in the future. This allows us to often be involved in the early stages of our customers' plans to design new equipment.

We augment this strategic account sales approach with U.S. and non-U.S. distributors that service some of our accounts for purchase of standard silicon solutions. Typically, these distributors sell a broad product line portfolio, including those that compete with our products and fulfill orders for many customers. Most of our sales to distributors are made under agreements allowing for price protection and stock rotation of unsold merchandise. We use market development programs to accelerate the adoption of certain products. Our sales headquarters are located in Santa Clara, California. We maintain sales offices throughout the world, including offices in China, Germany, India, Japan, Korea and Taiwan. Information regarding net revenues generated from each category of our products and from our most significant customers and a geographic breakdown of our net revenues is summarized in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

Customer Concentration

Historically, a relatively small number of customers have accounted for a significant portion of our net revenue. Sales to distributors accounted for 49% of our net revenue for fiscal year 2016. In fiscal year 2016, direct sales to Wintec, a global logistics provider who provides vendor managed inventory support for Cisco Systems, Inc., accounted for 27% of our net revenue. Our top ten customers collectively accounted for 88% of our net revenue for fiscal year 2016. We expect to continue to experience significant customer concentration in future periods. The loss of, or significant decrease in demand from, any of our top ten customers could have a material adverse effect on our business, results of operations and financial condition.

Manufacturing

Manufacturing of Integrated Circuits

The manufacturing of integrated circuits requires a combination of competencies in advanced silicon technologies, package design, high-speed test, and characterization. We have obtained access to advanced complementary metal–oxide–semiconductor ("CMOS") manufacturing technology through our foundry relationships.
Wafer Fabrication
We are a fabless semiconductor company and do not own or operate foundries for the production of silicon wafers. We use external foundries, primarily Taiwan Semiconductor Manufacturing Corporation (“TSMC”) and to a lesser extent, GlobalFoundries for our silicon wafer needs. Each of our integrated circuit products is generally only qualified for production at a single foundry.

Assembly and Testing

Our wafer probe and other product testing activities are conducted at independent test subcontractors. After wafer testing is complete, the majority of our products are sent to one or more subcontractors for assembly and packaging, predominantly in Asia including Advanced Semiconductor Engineering, Siliconware Precision Industries Co Ltd., GlobalFoundries, Unimicron and Nanya Technology Corporation. Following assembly, the devices are tested at subcontractors and returned to us ready for shipment to our customers. Certain of these services are available from a limited number of sources and lead times are occasionally extended.

Quality Assurance & Reliability

We are an International Organization for Standardization ("ISO") 9001 certified company with its quality system designed to enhance customer satisfaction and product reliability. This includes continual improvement by working closely with the end customers and the assurance of conformity to customer and regulatory requirements. We qualify and use top tier silicon foundry and manufacturing subcontractors as part of our approved supplier list maintenance, which is regularly monitored for quality and performance through regular business reviews and factory audits.

Research and Development ("R&D")

Continually evolving industry standards, rapid advancements in process technologies, and increasing levels of functional integration characterize the market for our products, we believe that our future success will depend largely on our ability to continue improving our products and our process technologies, to develop new technologies, and to adopt emerging industry standards. We have a dedicated engineering team who integrates industry standards development, technology changes, and the product directions of our customers, in an effort to provide forward-looking guidance to the development teams in the form of a product roadmap. We work closely with our customers to co-specify and/or co-develop products.

As a high-technology company, the majority of our investment is devoted to R&D. Our R&D expertise and efforts are focused on the development and commercialization of the X-Gene ARM 64-bit Server on a Chip products, HeliX embedded computing products, and X-Weave Connectivity products. We also develop libraries and design methodologies that are optimized for applications within the Connectivity and Computing markets. Our primary R&D facilities are located in Santa Clara, California, and Andover, Massachusetts in the United States; Ottawa in Canada; Ho Chi Minh City in Vietnam; and Pune and Bangalore in India. During the fiscal years ended March 31, 2016, 2015 and, 2014, we expensed $91.5 million, $107.2 million and $146.6 million, respectively, on R&D activities.
Backlog
Our sales are made primarily pursuant to standard purchase orders for the delivery of products. Quantities of our products to be delivered and delivery schedules are frequently revised to reflect changes in customers’ needs. For these reasons, our backlog as of any particular date is not representative of actual sales for any succeeding period.

Geographic and Other Financial Information

For geographic financial information and net revenue by markets, see Note 10, Significant Customer and Geographic Information, to the Consolidated Financial Statements. For information regarding our net revenue from external customers, net loss attributable to the Company and total assets, see our Consolidated Financial Statements.

Net Revenue By Reportable Segment

Our consolidated net revenue for fiscal 2016, ,2015 and 2014 totaled $159.3 million, $165.0 million and $216 million, respectively. We operate as one reportable segment.

Intellectual Property

We rely in part on patents to protect our IP. We currently hold approximately 348 issued patents, which principally cover aspects of the design and architecture of our Computing and Connectivity products. Of these current patents, approximately 58% were issued within the past five years and approximately 9% will expire within five years. In addition, we have over 170 inventions in various stages of the patenting process in the United States and abroad. There can be no assurance that any of our pending patent applications or any future applications will be approved, or that any issued patents will provide us with competitive advantages or will not be challenged by third parties, or that if challenged, such patents will be found to be valid and enforceable. There also can be no assurance that others will not independently develop similar products or processes, duplicate our products or processes or design around any patents that may be issued to us, or that patents issued to others will not have an adverse effect on our ability to do business.
To protect our IP, we also rely on a combination of mask work protection under the Federal Semiconductor Chip Protection Act of 1984, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements. In the United States, our trademarks and registered trademarks include AppliedMicro, AMCC, APM, X-Gene, X-Weave, HeliX, Server on a Chip, Cloud Server, Cloud Processor, Arming the Cloud, HardSilicon, X-C1, X-C2, X-C3, Genome, X-Tend and FLEXsec, among others. In addition to our IP, we also rely upon licensing certain third-party technologies for the development of our products.
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
Since 1993, we have been named as a potentially responsible party (“PRP”) along with a large number of other companies that used Omega Chemical Corporation in Whittier, California to handle and dispose of certain hazardous waste material. We are a member of a large group of PRPs that has agreed to fund certain remediation efforts at and nearby the Omega Chemical Corporation site and in the surrounding groundwater aquifers, which efforts are ongoing. For more information, see our disclosures under the heading, “We could incur substantial fines, litigation costs and remediation expenses associated with our storage, use and disposal of hazardous materials” in Part I, Item 1A, Risk Factors, below, and in footnote 11, “Legal Proceedings,” to the financial statements contained in this report.

Employees

As of March 31, 2016, we had 557 full-time employees: 59 in administration, 435 in R&D, 11 in operations and 52 in marketing and sales. Our ability to attract and retain qualified personnel is essential to our continued success. None of our employees is covered by a collective bargaining agreement, nor have we ever experienced any work stoppage.

Item 1A.	Risk Factors.

Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Annual Report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the Securities and Exchange Commission ("SEC"). The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.
Our liquidity may deteriorate based on our future uses of cash.

Our cash, cash equivalents and short-term investments balance as of March 31, 2016 was $83.8 million compared to $76.4 million as of December 31, 2015 and $75.4 million as of March 31, 2015. Of the $178.5 million we previously committed to pay in Veloce acquisition consideration, $6.6 million currently remains to be paid, and our cash balance will be affected depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. Our cash balances could further decrease depending upon the extend and timing of research and development ("R&D") expenses associated with our new product development and roll-out activities. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated or if the revenue ramps relating to our recent and new product introductions fail to occur within the currently anticipated timeframes. If this were to occur, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital, generate cash, delay or cancel new-product introductions, reduce or defer R&D investments, engage in additional restructuring activities, or divest or liquidate business assets. In addition, we may elect to raise additional capital, including without limitation by issuing equity or debt securities, or otherwise attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we might pursue to raise additional capital or to generate or preserve cash will be available on commercially reasonable terms or at all.

The markets in which we compete are highly competitive, and we expect competition to increase in these markets in the future.
The markets in which we compete are highly competitive, and we expect that domestic and international competition will increase in these markets, due in part to industry consolidation, rapid technological advances, price erosion, changing customer preferences, deregulation, and evolving industry standards.
Increased competition, coupled with the significantly larger size and economic and business resources of several of our competitors, could result in significant price competition, delayed or reduced customer adoption of our new products, reduced revenues, lower profit margins or loss of market share. Our ability to compete successfully in our markets depends on a number of factors, including:

•
the scale and depth of our R&D, sales and marketing budgets and related resources, as compared to our competitors, and our ability to increase our scale sufficient to more effectively compete with them;

•	our ability to partner with original equipment manufacturer ("OEM"), ecosystem and channel partners who are successful in the market;

•	success in designing and subcontracting the manufacture of new products that implement new technologies;

•	product quality, interoperability, reliability, performance and certification;

•	procurement expenses, supply chain economies of scale, and production efficiency, as compared to our larger competitors:

•	our ability to attract and retain key engineering, operations, sales and marketing employees and management;

•	pricing decisions or other actions taken by competitors;

•	customer support;

•	time-to-market;

•	price;

•	production efficiency;

•	design wins;

•	expansion of production of our products for particular systems manufacturers;

•	end-user acceptance of the systems manufacturers' products;

•	market acceptance of competitors' products; and

•	general economic conditions.
We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel, which has significantly greater R&D, manufacturing, sales and market development resources than we do. Intel also offers lower-performance products for lower-intensity data center applications. As a result, Intel is a significant competitor in the cloud and enterprise server infrastructure market. In addition to Intel, in the cloud and enterprise server market, we currently or will in the future compete with a number of ARM-based server silicon vendors, including AMD, Broadcom, Cavium and Qualcomm. In the embedded computing silicon solutions market, we compete with technology companies such as NXP, Cavium and Intel. In addition, some of our customers and potential customers have internal integrated circuit design or manufacturing capabilities with which we compete. In the connectivity silicon solutions market, we compete primarily with companies such as Broadcom, Inphi and Microsemi. Many of these companies have substantially greater financial, R&D, marketing and distribution resources than we have. We may also face competition from new entrants to our target markets, including both private and public technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment.
Many of our competitors have longer operating histories and presences in key markets, greater name recognition, and larger customer bases, workforces and intellectual property ("IP") portfolios, and in some cases operate their own fabrication facilities. Our competitors may offer enhancements to existing products, or offer new products based on new technologies, industry standards or customer requirements more quickly than comparable products from us or that could replace or provide lower cost alternatives to our products. Competitors’ introduction of enhancements, new products or new pricing structures could render our existing and future products obsolete or unmarketable. In addition, large competitors could use their existing market share and influence, including without limitation financial incentives, to discourage potential ecosystem partners and customers from supporting or purchasing our products. We and our customers also face intense price pressure and competition from companies in lower cost countries such as China. In response to these price pressures, our customers could require us to reduce prices which could adversely affect our financial results. Furthermore, our discrete legacy products are being and could continue to be integrated into ASICs or combined into single chip solutions that could cause our revenues from such products to decline at a faster rate.
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
There has been and will likely continue to be significant industry consolidation among communications IC companies, network equipment companies and telecommunications companies, such as the acquisition of Broadcom Corporation by Avago Technologies in February 2016, of Altera Corporation by Intel Corporation and of Freescale Semiconductor by NXP Semiconductors in December 2015, of Cambridge Silicon Radio by Qualcomm in August 2015, of IBM’s Microelectronics business (including its 300nm and 200nm wafer foundries) by GlobalFoundries in July 2015, and of Spansion by Cypress Semiconductor in March 2015. Also in 2016 and 2015, there were announcements of numerous additional proposed consolidations in the semiconductor market, involving both larger and smaller target companies. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product or technology portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. Chinese companies and investment groups have also launched a number of acquisitions, joint venture partnerships, and significant equity investment stakes in IC companies, in furtherance of China’s stated goal of becoming self-sufficient in semiconductors and reducing imports from foreign suppliers. Such industry and market consolidation may result in stronger competitors, fewer customers and reduced demand for our products, which in turn could have a material adverse effect on our business, operating results, and financial condition. In addition, our Company or one or more of our product families or technologies may become a target for a company looking to improve its competitive position through acquisition, and one or more of our product families or technologies that no longer hold the prospect of providing sufficient investment return may become the target of divestiture activities. There can be no guarantee that any such divestiture activities would be successful. The Board of Directors on an ongoing basis evaluates the potential risks and benefits to our Company and its stockholders with respect to various potential consolidation scenarios involving our business, product lines and technologies and those of third party business enterprises.
If we are unable to timely develop, market or sell new products or new versions of products to replace our current products, our operating results and competitive position will be materially harmed.

Our industry is characterized by intense competition, rapidly evolving technology and continually changing customer requirements. These factors will over time render our existing products less competitive or obsolete. Some of our existing products have experienced weakening overall demand, and revenues from these products can be expected to continue to decline further in subsequent quarters. Accordingly, our future operating results and ability to compete will depend in large part on our ability to develop new products and new generations and versions of our existing products that achieve market acceptance on a timely and cost-effective basis, and to respond to changing requirements. If we are unable to do so, our business, operating results and financial condition will be negatively affected. In particular, our inability to productize and generate demand for our X-Gene Server on a Chip solutions, our X-Weave connectivity products and our HeliX embedded products, and related products, in a timely manner would have a material adverse effect on our operating results and financial condition.
The successful development and market acceptance of our products depend on a number of factors, including, but not limited to:

•	our customers’ willingness to incorporate products based on the ARM architecture, on which most of our new products are based, into their own products and systems;

•	our successful collaboration with our ecosystem and technology partners;

•	availability, quality, price, performance, power consumption, size and total cost of ownership of our products relative to competing products and technologies;

•	our accurate prediction of changing customer requirements;

•	the sufficiency and scale of our R&D budget and our timely development of new designs;

•	retention of key technical and design expertise, both internally and within third-party technology development partners;

•	timely qualification and certification of our products for use in electronic systems;

•	continued availability on commercially reasonable terms of the manufacturing services, technology components and tools that we purchase or license from third party suppliers;

•	commercial acceptance and production of the electronic systems into which our products are incorporated;

•	our customer service and support capabilities and responsiveness;

•	successful development of relationships with existing and potential new customers;

•	maintaining compliance and compatibility with new and changing industry standards and requirements;

•	maintaining close working relationships with key customers so that they will design our products into their future products; and

•	our ability to develop, gain access to and use leading technologies in a cost-effective and timely manner.

We have in recent years devoted substantial engineering and financial resources to designing, developing and rolling out new products and technologies and introducing several new products. However, there can be no assurance that our product development efforts will be successful or that the products and technologies we have recently developed and which we are currently developing will achieve widespread market acceptance. If these products and technologies fail to achieve market acceptance, in a timely manner or at all, or if we are unable to continue developing new products and technologies that achieve market acceptance, our business, financial condition and operating results will be materially and adversely affected. In addition, for our X-Gene, X-Weave and HeliX product families, we are a licensee of the ARM 64-bit instruction set architecture ("ISA"), and will depend upon our ability to successfully renew or otherwise maintain our license rights to that ISA, as well as the timely delivery by ARM of various updates and other support under the license agreement. There can be no guaranty that our existing ARM license rights, some of which expired in the fourth quarter of fiscal 2016, will be sufficient to enable us to fully develop and implement our ARM-based product roadmap, or that we will be able to expand or renew those license rights on commercially reasonable terms or at all. The success of our ARM-based products will also depend, among other things, on customers’ willingness to incorporate products based on the ARM architecture into their products and systems, and the anticipated time frame within which such incorporation occurs. For many customers, this would represent a change from their existing technology and their existing key suppliers, and therefore the time frame and magnitude of adoption of ARM-based products such as ours is inherently uncertain. Furthermore, the development and commercialization of new products incorporating ARM architecture could be delayed if the ecosystem partners that rely on this architecture are unable to successfully establish their own operations on a timely basis or if they are unable to work successfully with ARM in developing their products.
Our success depends in part on the continued service of our key senior management, design engineering, sales, marketing, and manufacturing personnel, our ability to identify, hire and retain additional qualified personnel, and successful succession planning.
Our success depends to a significant extent upon the continued service of our senior management and engineering personnel and successful succession planning. Among other things, our ability to continue our commercialization and next-generation product development efforts for X-Gene and other new products will depend upon the retention of key engineering personnel, including former Veloce personnel and others. There have occurred some departures of these personnel in recent quarters. We acquired Veloce in June 2012 pursuant to a merger agreement that provided for payments based on post-closing product development milestones. Our ability to retain key former Veloce personnel has been, and may continue to be, adversely impacted by factors such as the substantial completion of our payment obligations to them under the Veloce merger agreement, the effects of past or future restructuring activities in increasing or changing their workloads, and the impact of declines in our stock price on the value of their equity compensation packages.
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
We depend upon third parties to manufacture, assemble, package and test certain of our products. As a result, we are subject to risks associated with our dependence on third-party manufacturing and supply relationships, including:

•
pricing of foundry services and of other supply chain services such as assembly, packaging and testing, from vendors such as Taiwan Semiconductor Manufacturing Company Ltd., GlobalFoundries, Inc. (which recently took over foundry services previously provided to us by International Business Machines Corporation), Advanced Semiconductor Engineering, Inc. and Siliconware Precision Industries Co. Ltd.;

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

•	increased risk of excess and obsolete inventory charges due to the higher level of inventories in response to the increased lead times;

•	limited warranties on products supplied to us, which may not match the warranties that our customers require from us;

•	potential instability and business disruption in countries where third-party manufacturers or distributors are located;

•	potential misappropriation of our IP; and

•
potential foundry shortages when we commence volume manufacturing of new products, especially those with 28nm, 16nm and anticipated smaller geometry technologies or using more complicated manufacturing process technologies such as FinFET, which could delay the supply of products to our customers.

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
Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. This risk is substantially higher with respect to the manufacture of our X-Gene, X-Weave and HeliX products at 28 nanometers, and will be even higher when using anticipated smaller geometries such as 16 nanometers and more complicated processes such as FinFET. FinFET generally refers to a multi-gate architecture that includes a silicon “fin” that wraps around the conducting portion of the device. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.
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
We may not be able to achieve higher levels of design integration or deliver new integrated circuit products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. As smaller line-width geometries, such as 16, 14 or 7 nanometer, and more complicated processes such as FinFET, are introduced to and become more prevalent in the industry, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to smaller geometries.
Shifting to smaller geometry process technologies and new manufacturing processes often results in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to smaller geometries is inherently more expensive, and, as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face these difficulties, delays and expenses with respect to the 28 nanometer and smaller versions of X-Gene, X-Weave and Helix and as we continue to transition our other products to smaller geometry processes. Transitions to more sophisticated designs and processes, such as FinFET, could result in similar difficulties. We are dependent on our relationships with our foundries to transition to smaller geometry and new design processes successfully and at competitive pricing. We cannot assure you that our foundries will be able to effectively manage these transitions or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays or difficulties in these transitions or fail to implement them at competitive pricing, our business, financial condition and results of operations could be materially and adversely affected.
The gross margins for our products could decrease rapidly or not increase as forecasted, which would negatively impact our business, financial conditions and results of operations.
The gross margins for our solutions have declined in the past and may do so again in the future. Factors that we expect to cause downward pressure on the gross margins for our products include competitive pricing pressures, the cost sensitivity of our customers, particularly in higher-volume markets, new product introductions by us or our competitors, the overall mix of our products sold during a particular quarter, and other factors. From time to time, for strategic reasons, we have accepted and may in the future accept orders at less than optimal gross margins in order to facilitate the introduction of new products or the market penetration of existing products. We may also accept orders at less than optimal gross margins to encourage customers to order sooner or in larger quantities than previously anticipated. To maintain acceptable operating results, we will need to offset any reduction in gross margins of our products by reducing costs, increasing sales volume, developing and introducing new products and developing new generations and versions of existing products on a timely basis. If the gross margins for our products decline or do not increase as anticipated and we are unable to offset those reductions, our business, financial condition and results of operations will be materially and adversely affected. In addition, our margins may fluctuate from period to period based on the timing and amount of any IP licensing or sales arrangements or development agreements that we may undertake. Although historically these arrangements and agreements have provided us with higher-margin revenues, we cannot predict the frequency or extent to which we will engage in them in the future.
Adverse economic and financial market conditions could harm our revenues, operating results and financial condition.
Our business has been negatively affected by occasional downturns in the economies of the United States ("U.S.") and other countries, including one in recent years that continues to cause unstable economic and political conditions in certain countries, including several countries in Europe. Economic downturns or political instability in other geographic regions, such as Asia, could also negatively affect our business. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global economic and market conditions persist or worsen, or if the recent rebound in the U.S. economy deteriorates, our business, operating results and financial condition could suffer materially, which in turn could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies. Because we expect to depend on new products for a substantial portion of our future revenues, this could have a material adverse effect on us.
Adverse economic conditions affecting our larger customers could have a particularly significant effect on our business and operating results, given our customer concentration. See "Sales of our Connectivity and Computing products are concentrated among a few large customers" below. Among other things, these conditions could impair the ability of our customers to pay for our products, causing our allowances for doubtful accounts and write-offs of accounts receivable to increase. In addition, adverse economic conditions could cause our contract manufacturers and other suppliers to experience financial difficulties that negatively affect their operations and their ability to supply us with necessary products and services.
Generally to enhance our IP portfolio and to augment our R&D resources, we have invested, and may continue to invest, in privately-held companies, most of which can still be considered to be in startup or developmental stages. These investments are inherently risky as the markets for the technologies or products they have under development are typically in the early stages and may never materialize. In fiscal 2015, we determined to write off all of the value of our private company investments.
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

•
changes to U.S. or other applicable export laws or the imposition of trade embargoes or other restrictions, which may delay, limit or prohibit our sale or resale of products and technologies to certain countries or customers;

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

•	the amounts and timing of meeting the specifications and expense recovery on non-recurring engineering projects;

•	the amounts and timing of costs associated with warranties, product returns and customer indemnification claims;

•	the impact of potential claims asserting infringement of third party patent or misappropriation of third party IP rights;

•	the amounts and timing of investments in R&D;

•	the product lifecycle and recoverability of architectural licenses, technology access fees and mask set costs;

•	revenue and margin fluctuations depending on the timing and amount of any IP licensing or sale transactions that we may undertake;

•	the amounts and timing of the costs associated with payroll taxes related to stock option exercises or settlement of restricted stock units;

•	the impact of potential one-time charges related to goodwill;

•	the impact on interest income of a significant use of our cash for an acquisition, stock repurchase or other purpose;

•	the effects of changes in interest rates or credit worthiness on the value and yield of our short-term investment portfolio;

•	the effects of changes in accounting standards; and

•	the availability of ecosystem partners.
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

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one or more of our subcontract manufacturers to perform its obligations to us;

•	our failure to successfully integrate or maintain acquired companies, products and technologies; and

•	global economic and industry conditions.
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
Each of our Connectivity and Computing product families faces industry-specific challenges, in addition to the risks applicable to our business as a whole. For our Connectivity products, order patterns historically have been uneven from period to period. The unpredictable nature of demand in this sector makes it more difficult to forecast our revenues, and may cause us to incur additional expenses for inventory that may need to be written off. Our Connectivity product lines are also subject to technology transitions within the communications industry. For example, as the communications industry has continued to shift away from the synchronous optical network (“SONET”)/synchronous data hierarchy standard to the higher speed, lower power optical transport network ("OTN") standard, substantially all of our new Connectivity product designs utilize the OTN standard. However, as a result of this transition, many of our older, SONET-based Connectivity products are experiencing declining sales, while our newer Connectivity products, such as the X-Weave product family, have not yet generated significant revenue. Moreover, the transition to OTN, resulting in higher sales volumes and increased competition from integrated solutions providers, is in turn leading to price and margin erosion challenges. The introduction of other technological standards may also affect demand for our products. For our Computing business, as well, the migration of the networking industry away from products utilizing the PowerPC architecture and towards products utilizing other architectures such as ARM, has presented challenges. In line with this migration, we are no longer introducing new PowerPC product designs and are reducing our resources equipped to support our older PowerPC product lines. Moreover, as many of our older, PowerPC-based Computing products are experiencing declining sales, we will increasingly depend on revenues from our new ARM-based products, such as the X-Gene product family and our HeliX embedded products. If we are unable to develop and deliver new Connectivity and Computing products that meet changing customer needs and generate sufficient revenue to offset the decline in sales of our older product lines, our business, results of operations and financial condition would be materially and adversely affected. See also "Sales of our Connectivity and Computing products are concentrated among a few large customers" below.
Our business may suffer due to downturns in the technology industry, which is cyclical.
The technology equipment industry is cyclical and has in the past experienced significant and extended downturns. The most recent downturn caused a reduction in capital spending on information technology ("IT") generally, which affected demand for our products. Future downturns may materially and adversely affect our business, operating results and financial condition. We sell our communications IC products primarily to communications equipment manufacturers that in turn sell their equipment to customers that depend on the growth of the Internet and other communications services. We are also developing and introducing new Cloud Server® products for the internet and data center markets. If those end markets fail to grow as expected, or experience downturns, demand for our products would be reduced.
Interruptions, delays, cyber attacks, security breaches or other unauthorized activities at third-party data centers or other cloud computing infrastructure providers, or similar failures within our internal IT systems, could materially harm our business.
Our business depends upon the reliable operation of internal and third-party IT systems, but we have limited control over the integrity and reliability of those systems. We conduct significant business functions and computer operations, including without limitation data storage and email, using the infrastructure systems of third-party vendors, such as remote data centers, virtual servers and other “cloud computing” resources. “Cloud computing” is an IT hosting and delivery system in which data is stored outside of the user's physical infrastructure and is delivered to and used by the user as an internet-based application service. These third-party systems may experience cyber-attacks and other security breaches, along with the possible risk of loss, theft or unauthorized publication of our confidential information or that of our employees, customers, suppliers and other business partners. Any interruptions or problems at such data centers or other cloud computing facilities could result in significant disruptions to our business operations and potential liabilities to our employees and business partners. We do not control the operation of these third-party providers, and each is vulnerable to damage or interruption from earthquakes, floods, fires, vandalism, power loss, telecommunications failures and similar events. These third-party vendor relationships present further risk and management challenges for us, including, among others: confirming and monitoring the third party's security measures; the potential for improper handling of or access to our data; and data location uncertainty, including the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate, or the unauthorized movement of technical data between locations in violation of applicable export laws. In addition, third-party data center and other providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may experience costs or down-time in connection with the transfer to new third-party providers.
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
Sales to distributors accounted for 49%, 54% and 54% of our revenues for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Our largest distributor accounted for 27%, 26% and 27% of our revenues for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.
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
Sales of our Connectivity and Computing products are concentrated among a few large customers.
A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that accounted for at least 10% of total net revenues were as follows:

	Fiscal Years Ended March 31,
	2016	2015	2014
Wintec (global logistics provider)*	27%	20%	22%
Avnet (distributor)	26%	26%	27%

* Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
We have no long-term volume purchase commitments from our key customers. One or more of our key customers may discontinue operations as a result of consolidation, bankruptcy or otherwise. Reductions, delays and cancellation of orders from our key customers, the loss of one or more key customers, or the failure to obtain certifications from a key customer or its distribution channel could significantly reduce our revenues and profits. Our agreements with customers typically are non-exclusive and do not require them to purchase a minimum quantity of our products. We cannot assure you that our current customers will continue to place orders with us, that orders by existing customers will continue at current or historical levels or that we will be able to obtain orders from new customers. Changes in a large customer’s financial condition, budgeting or technology strategy may materially affect our sales and could result in our holding higher than expected unsold inventory, which could result in higher expenses.
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

•
some of our customers may reduce or eliminate future purchase orders or design wins placed with us as an adverse reaction to our having sold patents to third parties who thereafter asserted the acquired patents in infringement actions brought against such customers, or due to other adverse IP developments;

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
From time to time, we may discuss our “book-to-bill” ratio with analysts and investors, or include it in other public disclosures. The book-to-bill ratio, which is commonly used by investors to compare and evaluate technology and semiconductor companies, is a demand-to-supply ratio that compares the total amount of orders received to the total amount of orders filled. This ratio tells whether we have more orders than we delivered (if greater than 1), have the same amount of orders than we delivered (equals 1), or have fewer orders than we delivered (under 1). Though the ratio provides a general indicator of whether orders (bookings) are rising or falling at a particular point in time, it does not consider the timing of, or if the order will result in, future revenues or the effect of changing lead times and product phase-out decisions on bookings. As lead times increase, customers will place orders sooner, and when we declare a product to be “end-of-life,” customers may place final, non-recurring orders for such product, thereby increasing our bookings and book-to-bill ratio in the near term. Due to the limitations of this ratio, we recommend that investors do not place undue emphasis on it when evaluating a potential investment in our common stock.
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
Our business strategy contemplates the potential acquisition of other companies, products and technologies, as well as the divestitures of subsidiaries, operations and product families that no longer are material to our core business, are unable to achieve or maintain requisite scale in today’s rapidly consolidating marketplace, or otherwise no longer hold the potential for meaningful contributions to company earnings. Merger and acquisition activities involve numerous risks and we may not be able to conduct these activities successfully without substantial expense, delay or other operational or financial problems that could disrupt our business and harm our results of operations and financial condition.

Acquiring products, technologies or businesses from third parties, making and increasing equity investments in companies developing such products, technologies or businesses, and divesting business units or subsidiaries and selling product lines and technologies that are no longer material to our core business or no longer provide, or hold the prospect of providing, sufficient investment return, all have been and may continue to be part of our long-term business strategy. The risks involved with merger and acquisition, equity investment and divestiture activities include:

•	diversion of management's attention from our core businesses;

•	both expected and unanticipated adverse effects from the loss of technologies, patents and other IP and personnel relating to divested subsidiaries, product lines and businesses;

•	adverse effects on existing business relationships with suppliers and customers;

•	costs associated with acquisitions, investments and divestitures;

•	difficulties associated with combining, integrating or separating acquired or divested operations, products or technologies;

•	failure to integrate or potential loss of key employees, particularly those of the acquired companies;

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
Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets, and we recorded significant impairment charges against these assets in our previous financial statements. At March 31, 2016, we had $11.4 million of goodwill. Although we had no purchased intangible assets at March 31, 2016, we may be required to take significant charges as a result of impairment to the carrying value of any goodwill or purchased intangible assets that we may record in the future.

We have expended significant effort and expense on divestitures, and may do so in the future. For example, in April 2013, we completed the sale of 100% of the issued and outstanding shares of TPack A/S, a wholly-owned subsidiary, and certain IP assets owned by us related to TPack's business for an aggregate consideration of $33.5 million, payable in cash. In January 2013, we sold certain assets relating to our active optical technology platform to Volex Plc for a purchase price of $2.0 million. We may be unable to accomplish future strategic divestitures on favorable terms or at all.
Our operating results are subject to fluctuations because we rely heavily on international sales.
International sales account for a significant part of our revenues and may account for an increasing portion of our future revenues. The revenues we derive from international sales are subject to certain risks, including:

•	foreign currency exchange fluctuations to the extent that this impacts our customers' purchasing power;

•	changes in regulatory requirements;

•	tariffs, rising protectionism and other trade barriers;

•	timing and availability of export licenses, as well as barriers to direct sales or resales to specified customers or jurisdictions outside the U.S.;

•	political and economic instability;

•	natural disasters;

•	increased exposure to liability under U.S and foreign anti-corruption laws and regulations;

•	difficulties in staffing and managing foreign operations;

•	difficulties in managing distributors;

•	reduced or uncertain protection for IP rights in some countries;

•	longer payment cycles and difficulties in collecting accounts receivable in some countries;

•	burdens of complying with a wide variety of complex foreign laws and treaties;

•	potentially adverse tax consequences; and

•	uncertain economic conditions that may worsen or sustain improvements which trail those in the U.S.
Because sales of our products have been denominated to date primarily in U.S. dollars, increases in the value of the U.S. dollar could increase the price of our products so that they become relatively more expensive to customers in the local currency of a particular country, leading to a reduction in sales in that country. Future international activity may result in increased foreign currency denominated sales. Gains and losses on the conversion to U.S. dollars of accounts payable and other monetary assets and liabilities arising from international operations may contribute to fluctuations in our results of operations.
Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from laws in the U.S., or may require that dispute resolution occur in a foreign country. As a result, our ability to enforce our rights under such agreements may be limited compared with our ability to enforce our rights under agreements governed by laws in the U.S. and adjudicated in the U.S..
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

We maintain an investment portfolio of various holdings, types of instruments and maturities. Our portfolio primarily includes fixed income securities and mutual funds, the values of which are subject to market price volatility. These securities are generally classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one or more of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the fiscal years ended March 31, 2016, 2015 and 2014, we did not record any other-than-temporary impairment charges on our available-for-sale investments and, as of March 31, 2016 the unrealized losses on our balance sheet on these securities that were not previously written down as an other-than-temporary impairment charge were $35,000. While not currently a material amount, there can be no guarantee that such losses will not increase in future periods due to the factors described above. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.
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

A significant majority of our sales are made outside of the U.S. through the exporting and re-exporting of products, and may also include revenue arising from exporting our technology as part of our design and development of products for our customers outside of the U.S. In addition to local jurisdictions' export regulations, our U.S.-manufactured products and products based on U.S. technology are subject to U.S. laws and regulations governing international trade and exports. These laws and regulations include, but are not limited to, the Export Administration Regulations, and trade sanctions against embargoed countries and destinations administered by the U.S. Department of the Treasury, Office of Foreign Assets Control. Licenses or proper license exceptions are required for the shipment of our products to certain countries as well as for the transfer of certain information and technology to certain foreign countries, foreign nationals or other prohibited persons within the U.S. or abroad. A determination by the U.S. or local government that we have failed to comply with these or other import or export regulations can result in penalties which may include denial of import or export privileges, fines, civil and criminal penalties and seizure of products. Such penalties could have a material adverse effect on our business, including our ability to meet our sales and earnings forecasts. Further, a change in these laws and regulations including without limitation the imposition by U.S. export authorities of export embargoes and other trade restrictions on one or more of our customers, could restrict our ability (or the ability of our customers) to export to previously permitted countries, customers, distributors or other third parties. Any one or more of these sanctions or a change in laws or regulations could have a material adverse effect on our business, financial condition and results of operations. We cannot predict whether quotas, duties, taxes or other charges or restrictions upon the importation or exportation of our products (by us or our customers) will be implemented by the U.S. or other countries.
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
Our management, including our chief executive officer and chief financial officer, does not expect that our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of control must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of internal control can provide absolute assurance that all control issues and instances of fraud involving a company have been, or will be, detected. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions. Over time, our internal control over financial reporting may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures. In addition, as a result of the reduction in the number of employees assigned to financial reporting and regulatory compliance functions in connection with recently completed and anticipated future restructuring activities, we may be at increased risk of failures in our internal control systems. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Our management has concluded, and our independent registered public accounting firm has attested, that our internal control over financial reporting was effective as of March 31, 2016. We cannot be certain in future periods that any control deficiencies that may constitute one or more “significant deficiencies” (as defined by the relevant auditing standards) or material weaknesses in our internal control over financial reporting will not be identified by us or our independent registered public accounting firm. If we fail to maintain the adequacy of our internal controls, including any failure to implement or difficulty in implementing required new or improved controls, our business and results of operations could be harmed, the results of operations we report could be subject to adjustments, and we could fail to be able to provide reasonable assurance as to our financial results or the effectiveness of our internal controls or meet our reporting obligations. A material weakness in our internal control over financial reporting would require management and our independent registered public accounting firm to report our internal control over financial reporting as ineffective. If our internal control over financial reporting is not considered effective, we may experience a restatement as we have in the past of our financial statements. Any restatement or actual or perceived weakness or adverse conditions in our internal control over financial reporting, or in management's assessment thereof, could result in a loss of public confidence in our reported financial information, and have a material adverse effect on our business, the market price of our common stock, and our ability to access capital markets, and may result in litigation claims, regulatory actions and diversion of management attention and resources.
Our ability to supply a sufficient number of products to meet customer demand, and customer demand itself, could be severely hampered by natural disasters or other catastrophes, the effects of war, acts of terrorism, global threats or shortages of water, electricity or other supplies.
A significant portion of our R&D and supply chain operations are located in Asia. These locations are subject to natural disasters such as earthquakes, floods and tsunamis, like those that struck Taiwan, Japan and Thailand. In addition, our headquarters in California are located in areas containing known earthquake fault lines and potential susceptibility to tsunamis in the event of significant offshore earthquakes. We do not have earthquake or flood insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster, shortage of water, electricity or other supplies, or other catastrophic event affecting us, our suppliers or our customers could have a material adverse impact on our business, financial condition and operating results.
The effects of war, armed conflict, acts of terrorism or other regional or global threats, including, but not limited to, the outbreak of epidemic disease, could have a material adverse effect on our business, operating results and financial condition.

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

Since 1993, we have been named as a potentially responsible party (“PRP”) along with more than 100 other companies that used Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs, known as the Omega Chemical Site PRP
Organized Group (“OPOG”), that has agreed to fund certain ongoing remediation efforts at and nearby the Omega Site and with respect to the regional groundwater allegedly contaminated thereby. In April 2016, OPOG and EPA filed with the court a consent decree outlining the proposed groundwater remediation plan; it is anticipated the court will approve it in fiscal year 2017, following which the groundwater remediation will commence. It is also anticipated the court will thereafter lift the stay previously placed on litigation originally filed in 2007 against OPOG and the PRPs by a different chemical company located nearby the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff's potential liability to clean up groundwater contamination beneath the plaintiff's site. For more information, see our disclosures set forth in footnote 11, “Legal Proceedings,” to the financial statements contained in this report.

Based on currently available information, we have a loss accrual for the Omega Site that is not material and we believe that the actual amount of our costs and liabilities will not be materially different from the amount accrued. However, the proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, we do not believe that any eventual outcome will have a material adverse effect on our operations but we cannot guarantee this result. In addition, in 2012, as a result of the PRP group's modification of its liability allocation formulae and the withdrawal of PRP group members from OPOG, our proportional allocation of responsibility among the PRPs increased. Subsequently, certain other PRPs withdrew from OPOG or initiated bankruptcy proceedings, and legal proceedings and settlement negotiations with these parties are continuing. Any future increases to our allocation of responsibility among the PRPs or the future reduction of parties participating in the PRP group could materially increase our potential liability relating to the Omega Site.

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
We may not be able to protect our IP adequately.
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
We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with other third parties including consultants, suppliers, customers, licensees and strategic partners. We also try to control access to and distribution of our technologies, pre-release products, documentation and other proprietary information, through the use of license agreements and other contracts and the implementation and enforcement of physical security measures. Despite these efforts, employees, contractors and third parties may attempt to copy, disclose, obtain or use our confidential information, products, services or technology without our authorization. In such event, any contracts we have in place with such parties might not provide us with adequate remedies to protect our IP rights or to recover adequate damages for this loss. Also, former employees may seek employment with our business partners, customers or competitors and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, former employees or third parties could attempt to penetrate our network to misappropriate our proprietary information or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the U.S..
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
Our stock price is volatile.
The market price of our common stock has fluctuated significantly. For example, during the fiscal quarter ended March 31, 2016 our stock's closing price ranged from $5.08 and $6.55 per share and during the fiscal year ended March 31, 2016 our stock's closing price ranged from $4.94 and $8.03 per share. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to:

•	fluctuations in our anticipated or actual operating results;

•	our announcement of actual results or financial outlook that are higher or lower than market or analyst expectations;

•	changes in the economic performance or market valuations of other semiconductor companies or companies perceived by investors to be comparable to us;

•	announcements or introductions of new products by us or our competitors;

•	fluctuations in the anticipated or actual operating results or growth rates of our customers, peers or competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor, communications or IT markets;

•	the commencement or outcome of litigation or governmental investigations;

•	changes in ratings and estimates of our performance, or loss of coverage, by securities analysts;

•	positive or negative commentary about our business or prospects by industry bloggers and journalists;

•	volume fluctuations due to inconsistent trading volume levels of our shares;

•	announcements of merger, acquisition or financing transactions;

•	management changes;

•	our inclusion in certain stock indices; and

•	general economic and market conditions.

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
Our corporate headquarters are located in Santa Clara, California, where we currently lease approximately 55,000 square feet. The facility contains administration, sales and marketing, research and development and operations functions. The lease expires in March 2017.

We lease additional domestic facility in Andover, Massachusetts. Our foreign leased locations consist of the following: Ottawa, Canada; Tokyo, Japan; Beijing, Shenzhen and Shanghai, the People’s Republic of China; Taipei, Taiwan; Ho Chi Minh City, Vietnam; Pune and Bangalore, India; and Munich, Germany.
Our domestic and international leased facilities currently comprise an aggregate of approximately 180,000 square feet. These facilities have lease terms expiring between 2016 and 2019. We believe that our facilities lease arrangements will be adequate for at least the next 12 months.
For additional information regarding our obligations under property leases, see Note 9, Commitments and Contingencies, to Consolidated Financial Statements.

Item 3.	Legal Proceedings.
The information set forth under Note 8, Commitments and Contingencies, to the Consolidated Financial Statements, included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report, is incorporated herein by reference.

Item 4.	Mine Safety Disclosures
Not applicable

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is traded on the Nasdaq Global Select Market under the symbol AMCC. The following table sets forth the high and low closing sales prices of our common stock as reported by Nasdaq for the periods indicated.

Fiscal Year Ended March 31, 2016	High	Low
First Quarter	$8.03	$4.94
Second Quarter	$6.66	$5.09
Third Quarter	$7.54	$5.24
Fourth Quarter	$6.55	$5.08

Fiscal Year Ended March 31, 2015	High	Low
First Quarter	$11.70	$8.55
Second Quarter	$11.05	$6.78
Third Quarter	$7.22	$5.66
Fourth Quarter	$6.52	$4.70
At May 12, 2016, there were approximately 171 holders of record of our common stock. Because most of our shares are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial stockholders represented by the record holders.
Dividend Policy
We have never declared or paid cash dividends on shares of our common stock. We currently intend to retain all of our earnings, if any, for use in our business, for the purchases of our common stock or for the acquisitions of other businesses, assets, products or technologies. We do not anticipate paying any cash dividends in the foreseeable future.
Recent Sales of Unregistered Securities
During the fiscal year ended March 31, 2016, we issued 517,096 shares of common stock to former holders of Veloce common stock, common stock options and stock equivalents pursuant to the Veloce merger agreement, as described above. These shares were issued without registration under the Securities Act of 1933, as amended, pursuant to the exemption afforded by Section 3(a)(10) of the Securities Act.
Securities Authorized for Issuance under Equity Compensation Plans
The information included in Part III, Item 12, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, of this Annual Report on Form 10-K is hereby incorporated herein by reference. For additional information on our stock incentive plans and activity, see Note 5, Stockholder's Equity, to Consolidated Financial Statements.
Stock Price Performance Graph
The following information is not deemed to be “soliciting material” or to be “filed” with the Securities and Exchange Commission ("SEC") or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act except to the extent we specifically incorporate it by reference into such a filing.
The graph below matches Applied Micro Circuits Corporation’s cumulative five-year total stockholder return on common stock with the cumulative total returns of the S&P 500 index, the NASDAQ Composite index, the NASDAQ Telecommunications index and the NASDAQ Electronic Components index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends) from March 31, 2011 to March 31, 2016.

The comparisons in the graph below are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

	Fiscal Years Ended March 31,
	2011	2012	2013	2014	2015	2016
Applied Micro Circuits Corporation	100.00	66.86	71.48	95.38	49.13	62.24
S&P 500	100.00	108.54	123.69	150.73	169.92	172.95
NASDAQ Composite	100.00	113.53	122.09	160.38	186.62	186.52
NASDAQ Telecommunications	100.00	97.22	101.11	128.33	133.87	133.05
NASDAQ Electronic Components	100.00	104.17	97.18	132.90	160.28	157.39

Item 6.	Selected Financial Data.
The following table sets forth selected financial data for each of our last five fiscal years ended March 31, 2016. You should read the selected financial data set forth in the table below, together with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements, included in Part IV, Item 15, Exhibits and Financial Statement Schedules, of this Annual Report, as well as Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, of this Annual Report (in thousands, except per share amounts).

	Fiscal Years Ended March 31,
	2016	2015	2014	2013	2012
Consolidated Statement of Operations Data:
Net revenues	$159,287	$165,011	$216,150	$195,642	$230,887
Cost of revenues	69,739	69,297	85,189	83,048	98,804
Gross profit	89,548	95,714	130,961	112,594	132,083
Operating expenses:
Research and development	91,518	107,220	146,579	187,419	175,656
Selling, general and administrative	33,507	33,643	38,927	51,684	45,794
Gain on sale of TPack	—	—	(19,699)	—	—
Gain on sale of building	—	—	(25,815)	—	—
Amortization of purchased intangible assets	—	104	316	1,926	3,202
Restructuring	25	5,421	1,134	6,435	875
Total operating expenses	125,050	146,388	141,442	247,464	225,527
Operating loss	(35,502)	(50,674)	(10,481)	(134,870)	(93,444)
Realized gain on short-term investments and interest income, net	2,238	2,764	5,052	2,595	4,247
Other income (expense), net	69	(3,056)	354	(2,394)	7,437
Loss before income taxes	(33,195)	(50,966)	(5,075)	(134,669)	(81,760)
Income tax expense (benefit)	(624)	1,092	619	(554)	928
Net loss	$(32,571)	$(52,058)	$(5,694)	$(134,115)	$(82,688)
Basic and diluted net loss per share	$(0.39)	$(0.66)	$(0.08)	$(2.06)	$(1.33)
Shares used in calculating basic and diluted net loss per share	82,668	78,814	72,897	65,258	62,245
	Fiscal Years Ended March 31,
	2016	2015	2014	2013	2012
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$83,845	$75,358	$106,583	$85,476	$113,846
Working capital	$90,572	$96,652	$112,351	$26,860	$118,575
Total assets	$146,292	$158,863	$207,536	$211,380	$269,052
Total current liabilities	$29,461	$31,467	$55,155	$114,089	$72,286
Total stockholders’ equity	$115,038	$123,105	$149,236	$81,504	$169,236

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

•
Results of operations. This section provides an analysis of our results of operations for the three fiscal years ended March 31, 2016. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.
This MD&A should be read in conjunction with the Consolidated Financial Statements and notes thereto included in this report.
CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
This MD&A contains forward-looking statements that are subject to risks and uncertainties. Refer to the Caution Concerning Forward-Looking Statements on page 1 for further details.
OVERVIEW
The Company
Applied Micro Circuits Corporation (the “Company”, “we” or “our”) is a global leader in solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long haul communications equipment.

Our corporate headquarters are located in Santa Clara, California. Sales and engineering offices are located throughout the world. We serve two target markets, Computing and Connectivity. Our Computing products include the X-Gene family of ARM 64-bit server processors which target mainstream cloud and data center infrastructure including hyperscale, telco, enterprise and high performance computing. X-Gene is the world's first ARM 64-bit Server on a Chip platform in production.

As part of our current Computing business, we offer a line of embedded computing products based on Power Architecture, sometimes referred to as PowerPC products. The market for PowerPC products generally continues to be in secular decline with customers migrating toward ARM-based processor technology. Our HeliX family of ARM 64-bit processors represents the future of our embedded processor solutions and directly leverages the research and development ("R&D") investments made in our X-Gene server processor architecture. Our embedded processor products are currently being designed and deployed in a variety of applications including networking and telecom, enterprise storage, data center embedded and industrial applications.

The connectivity portion of our business includes a broad array of physical layer (“PHY”), framer and mapper solutions that target high-speed, high-reliability networking and communications solutions for the service provider and data center markets. Our highly-integrated system-on-chip solutions are used in high-speed optical and network infrastructure equipment as well as data center switches and routers. Our X-weave family of Connectivity products is being deployed by leading system original equipment manufacturers ("OEMs"), to meet the needs of public cloud, private cloud, and enterprise data centers.

Our products and our customers' products are highly complex. Due to this complexity, it often takes several years to complete the development and qualification of a product before it enters into volume production. Accordingly, some major products in development during the last few years have not yet started to generate significant revenues. In addition, demand for our products can be impacted by economic downturns, competitive pressures, cyclicality in the telecommunications market, technological developments, and other factors described elsewhere in this report.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES
The preparation of financial statements in accordance with GAAP in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. See Note 1, the Company and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for details. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and the actual results, our future results of operations will be affected.
We believe the following critical accounting policies require us to make significant judgments and estimates in the preparation of our Consolidated Financial Statements.
Short-Term Investments

Our investments in available-for-sale securities are reported at fair value. Unrealized gains and losses related to changes in the fair value of securities are recognized in accumulated other comprehensive loss, net of tax, in the our Consolidated Balance Sheets. Changes in the fair value of available-for-sale securities impact our net income only when such securities are sold or an other-than-temporary impairment is recognized. Realized gains and losses on the sale of securities are determined by specific identification of each security’s cost basis. We regularly review our investment portfolio to determine if any security is other-than-temporarily impaired, which would require us to record an impairment charge in the period any such determination is made. In making this judgment, we evaluate, among other things, the duration and extent to which the fair value of a security is less than its cost; the financial condition of the issuer and any changes thereto; and our intent to sell, or whether it will more likely than not be required to sell, the security before recovery of its amortized cost basis. Our assessment on whether a security is other-than-temporarily impaired could change in the future due to new developments or changes in assumptions related to any particular security, which would have an adverse impact on our operating results.
Inventories
We regularly review the cost of inventories against estimated market value and record a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. The lower of cost or market reserve is based on an analysis of composition of the inventory and management's judgment regarding future demand and market conditions. This policy also requires us to make an assessment of excess or obsolete inventories. We determine excess and obsolete inventories based on an estimate of the future demand for our products within a specified time horizon, generally 12 months. If our future demand is lower than our inventory balance, we may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. The written down value of the inventory becomes its new cost basis, and the cost basis for such inventory is not marked-up if market conditions improve.
Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the fair value of purchase consideration over the fair values of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is reviewed during the fourth quarter of our fiscal year or more frequently if impairment indicators arise. We have one reporting unit and elected to use the qualitative assessment of whether it is more likely than not that our fair value is less than its carrying amount before applying the two-step goodwill impairment test. As part of our qualitative assessment, we evaluated and determined that our market capitalization was in excess of our book value and based on this and other qualitative factors determined that there was no goodwill impairment as of March 31, 2016.

We review our property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount of the asset group exceeds its fair value. In addition, we assess our long-lived assets for impairment if they are abandoned.

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

Mask Costs

We incur significant costs for the fabrication of masks used by our contract manufacturers to manufacture our products. If we determine, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, such costs are capitalized as property and equipment under machinery and equipment. When our related product is released to production, the mask costs are amortized as cost of revenues over the estimated production period of the product not to exceed three years. We periodically reassess the estimated production period for specific mask sets capitalized. If we determine, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. We also periodically assess capitalized mask costs for impairment. The respin cost of previously capitalized mask set is expensed to R&D in the period in which the costs are incurred.

Stock-Based Compensation Expense

Stock-based compensation cost is measured at the grant date based on the fair value of the award, net of estimated forfeitures. The fair value of restricted stock units RSU is estimated using our stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including our stock price on the date of grant, expected volatility over the term of the awards, actual and projected employee stock option exercise behaviors and risk-free interest rate. The market stock units were valued using the Monte Carlo pricing model, which uses our stock prices, the Standard & Poor's Depositary Receipts S&P Semiconductor Index (the "Index"), expected volatilities of our stock price and the Index, correlation coefficients, and risk-free interest rate to determine the fair value.

Impact of Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements and its impact to our financials, see Note 1, The Company and Summary of Significant Accounting Policies, to the Consolidated Financial Statements for details.

RESULTS OF OPERATIONS
Summary Financials (dollars in thousands):

	Fiscal Year Ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$159,287	100.0%	$165,011	100.0%	$(5,724)	(3.5)%
Cost of revenues	69,739	43.8	69,297	42.0	442	0.6%
Gross profit	89,548	56.2	95,714	58.0	(6,166)	(6.4)%
Total operating expenses	125,050	78.5	146,388	88.7	(21,338)	(14.6)%
Operating loss	(35,502)	(22.3)	(50,674)	(30.7)	(15,172)	(29.9)%
Realized gain on short-term investments and interest and other income (expense), net	2,307	1.4	(292)	(0.2)	2,599	(890.1)%
Loss before income taxes	(33,195)	(20.9)	(50,966)	(30.9)	(17,771)	(34.9)%
Income tax expense (benefit)	(624)	(0.4)	1,092	0.7	(1,716)	(157.1)%
Net loss	$(32,571)	(20.5)%	$(52,058)	(31.6)%	$(19,487)	(37.4)%

	Fiscal Year Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$165,011	100.0%	$216,150	100.0%	$(51,139)	(23.7)%
Cost of revenues	69,297	42.0	85,189	39.4	(15,892)	(18.7)%
Gross profit	95,714	58.0	130,961	60.6	(35,247)	(26.9)%
Total operating expenses	146,388	88.7	141,442	65.4	4,946	3.5%
Operating loss	(50,674)	(30.7)	(10,481)	(4.8)	40,193	383.5%
Net realized gain on short-term investments and interest and other income (expense), net	(292)	(0.2)	5,406	2.5	(5,698)	(105.4)%
Loss before income taxes	(50,966)	(30.9)	(5,075)	(2.3)	45,891	904.3%
Income tax expense	1,092	0.7	619	0.3	473	76.4%
Net loss	$(52,058)	(31.6)%	$(5,694)	(2.6)%	$46,364	814.3%

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

Based on direct shipments, net revenues to customers that individually accounted for at least 10% of total net revenues were as follows:

	Fiscal Years Ended March 31,
	2016	2015	2014
Wintec (global logistics provider)*	27%	20%	22%
Avnet (distributor)	26%	26%	27%

* Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
We expect that our largest customers collectively will continue to account for a substantial portion of our net revenues for the foreseeable future.
Based on ship to location, net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2016		2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$77,488	48.7%	$70,977	43.1%	$101,275	46.9%
Taiwan	5,848	3.7	13,099	7.9	13,405	6.2
Hong Kong	22,344	14.0	21,808	13.2	21,477	9.9
Europe	25,711	16.1	24,728	15.0	33,625	15.6
Japan	18,715	11.7	22,974	13.9	23,125	10.7
Other	9,181	5.8	11,425	6.9	23,243	10.7
	$159,287	100.0%	$165,011	100.0%	$216,150	100.0%

Cost of Revenues. Cost of revenues consists primarily of the cost of semiconductor wafers and other materials, depreciation, royalties and the cost of assembly and test. Cost of revenue also includes personnel related costs (including stock-based compensation) and overhead associated with product procurement, planning and quality assurance. Our cost of product revenues is affected by various factors, including product mix, volume, provisions for excess and obsolete inventories and lower of cost or market inventory reserve, material costs, manufacturing efficiencies, and the position of our products within their life-cycles. Our cost of product revenues as a percentage of net product revenues is affected by these factors as well as pricing and competitive pricing programs.
Research and Development. R&D expenses consist primarily of personnel related costs (including stock-based compensation) of employees engaged in research, design and development activities including amounts relating to Veloce, costs related to engineering licenses and design tools, mask costs, subcontracting costs and facilities expenses. We believe that a continued commitment to R&D is vital to our goal of maintaining a leadership position with innovative products. In addition to our internal R&D programs, our business strategy includes acquiring products, technologies or businesses from third parties.
Selling, General and Administrative. Selling, general and administrative (“SG&A”) expenses consist primarily of personnel related costs (including stock-based compensation), professional and legal fees, corporate branding and facilities expenses.

Comparison of the Fiscal Year Ended March 31, 2016 to the Fiscal Year Ended March 31, 2015
Net Revenues by Market (dollars in thousands):

	Fiscal Years Ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Computing	$68,635	43.1%	$65,707	39.8%	$2,928	4.5%
Connectivity	90,652	56.9	99,304	60.2	(8,652)	(8.7)%
	$159,287	100.0%	$165,011	100.0%	$(5,724)	(3.5)%

We expect the sales of our PowerPC products will decline as the networking industry migrates away from the PowerPC architecture. However, our Computing revenues for the fiscal year ended March 31, 2016 increased, primarily due to the higher demand for our PowerPC products following changes made to our supply chain and our active management of the life cycle of these products. We continue to focus our resources on ARM-based products which are in the adoption phase and have not yet generated significant revenue.

Our Connectivity revenues decreased primarily due to the softness in the service provider market and the transition of low port density products to higher port density products. Additionally, the decline in IP licensing revenue contributed to the decrease in Connectivity revenues.

Gross Profit (dollars in thousands):

	Fiscal Years Ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$159,287	100.0%	$165,011	100.0%	$(5,724)	(3.5)%
Cost of revenues	69,739	43.8	69,297	42.0	442	0.6%
Gross profit	$89,548	56.2%	$95,714	58.0%	$(6,166)	(6.4)%

The decrease in our gross profit percentage was primarily due to the shift in product mix between computing and connectivity and lower IP licensing revenues, partially offset by revenues from development agreements with certain customers.
Research and Development, Selling, General and Administrative Expenses (dollars in thousands):

	Fiscal Years Ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$91,518	57.5%	$107,220	65.0%	$(15,702)	(14.6)%
Selling, general and administrative	$33,507	21.0%	$33,643	20.4%	$(136)	(0.4)%
Research and Development. The decrease in R&D expense was mainly due to $9.2 million decrease in Veloce consideration related expenses, $8.1 million decrease in direct project costs and $3.7 million decrease in personnel costs due to lower headcount as a result of restructuring plans implemented in fiscal 2015, partially offset by $6.4 million increase in stock-based compensation expense.
Selling, General and Administrative. The SG&A expenses remained stable as the decrease in personnel costs was partially offset by the increase in stock-based compensation expense.
Realized Gain on Short-Term Investments and Interest and Other Income (Expense), Net (dollars in thousands):

	Fiscal Years Ended March 31,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Realized gain on short-term investments and interest income, net	$2,238	1.4%	$2,764	1.7%	$(526)	(19.0)%
Other income (expense), net	$69	—%	$(3,056)	(1.9)%	$3,125	102.3%
Income tax expense (benefit)	$(624)	(0.4)%	$1,092	0.7%	$(1,716)	157.1%
Realized Gain on Short-Term Investments and Interest Income, Net. The decrease in realized gain on short-term investments and interest income, net was primarily as a result of a repositioning of our portfolios; $0.4 million increase in amortization of bond premium and $0.3 million decrease in interest income due to lower yields on the investment portfolio, partially offset by $0.2 million increase in realized gain from the sale of short-term investments and marketable securities.

Other Income (Expense), Net. The increase in other income (expense), net was primarily due to the impairment charge with respect to strategic investments during the prior fiscal year.
Income Taxes. Our income tax expense (benefit) is primarily impacted by foreign taxes. The decrease in tax expense was related to the reversal of a foreign tax liability that was recorded in prior years. The reversal was based on the favorable ruling from the local tax authority. The decrease in tax expense was also due to the release of an uncertain tax liability reserve as the uncertainty was resolved in the current year.
As of March 31, 2016, income taxes have not been provided for approximately $14.9 million of cumulative undistributed earnings of our foreign subsidiaries. We intend to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the U.S., we may be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred income tax liability on the excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries is not practicable because of the complexities of the hypothetical calculation.

Comparison of the Fiscal Year Ended March 31, 2015 to the Fiscal Year Ended March 31, 2014
Net Revenues (dollars in thousands):

	Fiscal Years Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Computing	$65,707	39.8%	$107,665	49.8%	$(41,958)	(39.0)%
Connectivity	99,304	60.2	108,485	50.2	(9,181)	(8.5)%
	$165,011	100.0%	$216,150	100.0%	$(51,139)	(23.7)%

The decrease in our Computing revenues was due to the decline in sales of PowerPC products, as the networking industry migrates away from the PowerPC architecture and a significant end-of-life order placed during the prior fiscal year. The decrease in Connectivity revenues was due to the softness in telecommunications industry, partially offset by an increase in revenue from IP licensing.

Gross Profit (dollars in thousands):

	Fiscal Years Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Net revenues	$165,011	100.0%	$216,150	100.0%	$(51,139)	(23.7)%
Cost of revenues	69,297	42.0	85,189	39.4	(15,892)	(18.7)%
Gross profit	$95,714	58.0%	$130,961	60.6%	$(35,247)	(26.9)%

The decrease in our gross profit percentage was primarily due to the shift in product mix between computing and connectivity, partially offset by higher licensing and sales of IP revenues.
Research and Development, Selling, General and Administrative Expenses (dollars in thousands):

	Fiscal Years Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Decrease	% Change
Research and development	$107,220	65.0%	$146,579	67.8%	$(39,359)	(26.9)%
Selling, general and administrative	$33,643	20.4%	$38,927	18.0%	$(5,284)	(13.6)%

Research and Development. The decrease in R&D expense was mainly due to $33.5 million decrease in Veloce consideration related expenses and $8.9 million decrease in personnel costs, partially offset by $5.4 million increase in stock-based compensation expense.

Selling, General and Administrative. The decrease in SG&A expenses was mainly due to $3.8 million decrease in stock-based compensation expense and $2.2 million decrease in personnel costs.
Realized Gain on Short-Term Investments and Interest and Other Income (Expense), Net (dollars in thousands):

	Fiscal Years Ended March 31,
	2015		2014
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Realized gain on short-term investments and interest income, net	$2,764	1.7%	$5,052	2.3%	$(2,288)	(45.3)%
Other income (expense), net	$(3,056)	(1.9)%	$354	0.2%	$(3,410)	963.3%
Income tax expense	$1,092	0.7%	$619	0.3%	$473	(76.4)%

Realized Gain on Short-Term Investments and Interest Income, Net. The decrease in net realized gain on short-term investments and interest income, net was primarily due to $2.0 million decrease in realized gain from the sale of short-term investments and marketable securities.
Other Income (Expense), Net. The decrease in other income (expense), net was primarily due to the impairment charge with respect to strategic investments.
Income Taxes. Our income tax expense is primarily impacted by foreign taxes. The increase in tax expense was primarily due to foreign income tax expense recorded for foreign licensing fees revenue.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows (in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Net cash provided by (used for) operating activities	$10,785	$(27,022)	$(46,847)
Net cash provided by (used for) investing activities	(23,320)	(9,965)	94,807
Net cash provided by financing activities	1,105	1,943	4,514
Net increase (decrease) in cash and cash equivalents	$(11,430)	$(35,044)	$52,474

Operating Activities
Net cash provided by operating activities was $10.8 million for the fiscal year ended March 31, 2016. Our net loss of $32.6 million included $32.5 million of non-cash items consisting of $25.8 million of stock-based compensation, $7.6 million of depreciation and $0.7 million of premium amortization of our investment in bonds, partially offset by $1.6 million gain on short-term investments and other, net. The remaining change in operating cash flows primarily reflected an inflow from the change in accounts receivable of $3.1 million, inventories of $7.4 million and other assets of $6.8 million, and an outflow from the change in accounts payable of $5.6 million, accrued payroll and other liabilities of $0.7 million and Veloce accrued liability of $0.1 million.

Net cash used for operating activities was $27.0 million for the fiscal year ended March 31, 2015. Our net loss of $52.1 million included $40.6 million of non-cash items consisting of $18.3 million of stock-based compensation, $9.2 million of Veloce acquisition consideration, $8.6 million of depreciation, $3.0 million of impairment of strategic investments, $2.6 million of non-cash restructuring charges and $0.1 million of amortization of purchased intangibles, partially offset by $1.3 million gain on short-term investments and other, net. The remaining change in operating cash flows primarily reflected an inflow from the change in accounts receivable of $12.8 million, and an outflow from the change in accounts payable of $9.9 million, Veloce accrued liability of $9.2 million, inventories of $4.6 million, accrued payroll and other liabilities of $3.1 million and other assets of $1.4 million.

Net cash used for operating activities was $46.8 million for the fiscal year ended March 31, 2014. Our net loss of $5.7 million included $21.8 million of non-cash items consisting of $42.7 million of Veloce acquisition consideration, $17.0 million of stock-based compensation, $10.3 million of depreciation, $0.5 million of amortization of purchased intangibles and $0.3 million of non-cash restructuring charges, partially offset by $25.8 million gain on sale of our headquarters building, $19.7 million gain on sale of TPack and $3.4 million gain on short-term investments and other, net. The remaining change in operating cash flows primarily reflected an inflow from the change in accounts payable of $5.8 million and other assets of $3.2 million, and an outflow from the change in Veloce accrued liability of $63.7 million, inventory of $6.0 million, accounts receivable of $0.8 million, deferred revenue of $0.8 million and accrued payroll and other liabilities of $0.7 million.

Investing Activities
Net cash used for investing activities of $23.3 million for the fiscal year ended March 31, 2016 was due to net purchases of short-term investments of $20.8 million and purchases of property and equipment of $2.6 million.

Net cash used for investing activities of $10.0 million for the fiscal year ended March 31, 2015 was due to purchases of property and equipment of $9.8 million and net purchases of short-term investments of $3.5 million, partially offset by proceeds from the sale of TPack of $3.4 million.

Net cash provided by investing activities of $94.8 million for the fiscal year ended March 31, 2014 was due to proceeds from the sale of our headquarters building of $40.2 million, net proceeds from short-term investments of $29.7 million, proceeds from the sale of TPack of $29.5 million and proceeds from the sale of an equity investment of $1.3 million, partially offset by purchases of property and equipment of $6.0 million.

Financing Activities
Net cash provided by financing activities of $1.1 million for the fiscal year ended March 31, 2016 was due to proceeds from the issuance of common stock of $3.0 million, partially offset by tax withholding payments related to the vesting of restricted stock units of $1.9 million.

Net cash provided by financing activities of $1.9 million for the fiscal year ended March 31, 2015 was due to proceeds from the issuance of common stock of $3.9 million, partially offset by tax withholding payments related to the vesting of restricted stock units of $1.9 million.

Net cash provided by financing activities of $4.5 million for the fiscal year ended March 31, 2014 was due to proceeds from the issuance of common stock of $11.6 million, partially offset by tax withholding payments related to the vesting of restricted stock units of $6.6 million.

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

Our available liquidity could be adversely affected, however, if our normal operations or unforeseen events require us to expend more cash than currently anticipated or if the revenue ramps relating to our recent and new product introductions fail to occur within the currently anticipated timeframes. As a result of any of the above, we could elect or be required to pursue various options to raise additional capital or generate cash. Such options could include, without limitation, issuing equity to one or more strategic or other investors, obtaining debt financing, selling assets or business units or acquiring cash-generating assets or business units from third parties. Liquidity concerns could also cause us to pursue various options to reduce our operating expenses, such as delaying or canceling new product introductions, reducing or deferring R&D investments, or engaging in additional restructuring activities. If additional equity is issued or our stock price declines as a result of any of the foregoing, it could result in greater dilution to our stockholders. Our liquidity could also be adversely affected if we were to be forced to liquidate our investments or other assets on short notice and on unfavorable terms. There can be no assurance that any of the options that we might pursue to raise additional capital or to generate or preserve cash will be available on commercially reasonable terms or at all.
Contractual Commitments
See Note 9, Commitments and Contingencies, to the Consolidated Financial Statements.
Off-Balance Sheet Arrangements
We did not have any off-balance sheet arrangements as of March 31, 2016.

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established policies to insure diversification of credit and counterparty risks as well as limiting maturities and exposure to interest rate risks, all in order to maintain the principal value and liquidity of its short-term investment portfolio. The company reviews these policies on a periodic basis. We invest our excess cash in the U.S. Treasury and agency securities, corporate bonds, asset backed and mortgage-backed securities, and municipal bonds with credit ratings as specified in our investment policy. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values.
We are exposed to market risk as it relates to changes in the market value of our investments. At March 31, 2016, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $58.8 million and a cost basis of $58.5 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.

The following table presents the hypothetical changes in fair value of our short-term investments held at March 31, 2016 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of March 31, 2016	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)		50 BPS	100 BPS	150 BPS
Available-for-sale investments	$60,151	$59,776	$59,301	$58,780	$58,266	$57,759	$57,259

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contract during the fiscal year ended March 31, 2016.

Item 8.	Financial Statements and Supplementary Data.
Refer to Consolidated Financial Statements and notes to the Consolidated Financial Statements.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
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
As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on their evaluation as of the end of the period covered by this Annual Report on Form 10-K, our CEO and CFO concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria in Internal Control - Integrated Framework (2013), our management concluded that our internal control over financial reporting was effective as of March 31, 2016.
The effectiveness of our internal control over financial reporting as of March 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in its report, which is included herein.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.
Compensatory Arrangements of Certain Officers
On May 16, 2016, Applied Micro Circuits Corporation (the "Company") granted to Dr. Paramesh Gopi, our chief executive officer, a Stock Award under the Company’s 2011 Equity Incentive Plan (as amended to date, the “Plan”) covering the right to receive up to 224,196 shares of Common Stock granted under the Plan, broken down as follows:

•
81,526 time based Restricted Stock Units (“RSUs”), of which 5,095 RSUs will vest on August 15, 2016, and on each subsequent quarterly vesting date (November 15, February 15, May 15, and August 15) over a four year period through May 15, 2020; and

•
81,526 market-performance based RSUs (“MSUs”) which will be earned, if at all, based on the Company’s Total Shareholder Return (“TSR”) compared to that of the SPDR S&P Semiconductor Index (“Index”) during the performance period from the grant date through November 16, 2017 for one-half (40,763 MSUs) of the MSU award and during the performance period from the grant date through November 16, 2018 for the remaining half (40,763 shares) of the MSU award. These MSUs will vest between ranges of 0% (0 MSUs) and 175% (142,670 MSUs) based on the Company’s relative TSR compared to the Index.

In addition, effective May 16, 2016, the Company increased Dr. Gopi’s annual bonus target for fiscal year 2017 from 50% to 70% of his base salary amount. Dr. Gopi’s base salary amount did not change.
The Stock Award described above augmented an award granted under the Plan to Dr. Gopi on November 16, 2015 covering the right to receive up to 350,518 shares of Common Stock granted under the Plan, broken down as follows:

•
127,461 time based RSUs, of which 7,966 RSUs will vest on February 15, 2016, and on each subsequent quarterly vesting date (May 15, August 15, November 15, and February 15) over a four year period through November 15, 2019; and

•
127,461 MSUs which will be earned, if at all, based on the Company’s TSR compared to that of the SPDR S&P Semiconductor Index (“Index”) during the two-year performance period from the grant date through November 16, 2017 for one-half (63,731 MSUs) of the MSU award and during the three-year performance period from the grant date through November 16, 2018 for the remaining half (63,730 shares) of the MSU award. These MSUs will vest between ranges of 0% (0 MSUs) and 175% (223,057 MSUs) based on the Company’s relative TSR compared to the Index.

The May 2016 Stock Award described above was intended to realign the annual grant cycle for CEO equity compensation from mid-November to mid-May, which is the time when the annual equity compensation grants for most of our other executive officers are made.

The May 2016 Stock Award was smaller than the November 2015 Stock Award in order to account for the partial time-based coverage overlap relating to the issuance of the newer grant less than one year from the preceding one.

Each of the Stock Awards described above is subject to additional terms and conditions contained in the Plan, a copy of which is attached as Exhibit 10.76 to the Current Report on Form 8-K filed on October 29, 2013 and is incorporated herein by reference. The time based RSUs are also subject to additional terms and conditions contained in the form of Restricted Stock Unit Award Grant Notice and Agreement, a copy of which is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on November 21, 2013 and is incorporated herein by reference, and the MSUs are also subject to additional terms and conditions contained in the form of Performace/Retention Restricted Stock Unit Award Grant Notice and Agreement, a copy of which is attached as Exhibit 10.35 to this Report. In addition, the Stock Awards described above are subject to certain vesting acceleration provisions contained in the Company’s Executive Severance Benefit Plan, a copy of which is attached as Exhibit 10.67 to the Current Report on Form 8-K filed on September 25, 2013 and incorporated herein by reference.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
The information required by this Part III, Item 10 is incorporated herein by reference from the sections entitled “Election of Directors”, "Executive Officers", "Board Meetings and Attendance", "Board Committees", “Section 16(a) Beneficial Ownership Reporting Compliance” and "Corporate Governance" in the Proxy Statement.

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
Dr. Paramesh Gopi
President and Chief Executive Officer
Date: May 20, 2016
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dr. Paramesh Gopi and Martin S. McDermut, jointly and severally, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DR. PARAMESH GOPI	Chief Executive Officer, President and Director (Principal Executive Officer)	May 20, 2016
Dr. Paramesh Gopi

/S/ MARTIN S. McDERMUT	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	May 20, 2016
Martin S. McDermut

/S/ CESAR CESARATTO	Chairman of the Board	May 20, 2016
Cesar Cesaratto

/s/ DR. PAUL R. GRAY	Director	May 20, 2016
Dr. Paul R. Gray

/s/ THEODORE A. ("FRED") SHLAPAK	Director	May 20, 2016
Theodore A. ("Fred") Shlapak

/s/ DR. ROBERT F. SPROULL	Director	May 20, 2016
Dr. Robert F. Sproull

/s/ DUSTON M. WILLIAMS	Director	May 20, 2016
Duston M. Williams

/s/ CHRISTOPHER F. ZEPF	Director	May 20, 2016
Christopher F. Zepf

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Applied Micro Circuits Corporation:

We have audited the accompanying consolidated balance sheets of Applied Micro Circuits Corporation and its subsidiaries ("the Company") as of March 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the years in the three‑year period ended March 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule of valuation and qualifying accounts. We also have audited the Company's internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express an opinion on these consolidated financial statements and the consolidated financial statement schedule and an opinion on the Company's internal control over financial reporting based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Applied Micro Circuits Corporation as of March 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three‑year period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").

/s/ KPMG LLP
Santa Clara, California
May 20, 2016

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED BALANCE SHEETS

	March 31,
	2016	2015
	(In thousands, except par value)
ASSETS
Current assets:
Cash and cash equivalents	$25,065	$36,495
Short-term investments	58,780	38,863
Accounts receivable, net	9,265	12,407
Inventories	16,148	23,514
Other current assets	10,775	16,840
Total current assets	120,033	128,119
Property and equipment, net	13,293	16,749
Goodwill	11,425	11,425
Other assets	1,541	2,570
Total assets	$146,292	$158,863
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,599	$13,896
Accrued payroll and other accrued liabilities	4,115	3,770
Veloce accrued liability	6,608	5,742
Other accrued liabilities	9,793	7,644
Deferred revenue	346	415
Total current liabilities	29,461	31,467
Non-current liabilities	1,793	4,291
Total liabilities	31,254	35,758
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 375,000 at March 31, 2016 and 2015
Issued and outstanding shares - 84,590 at March 31, 2016 and 80,816 at March 31, 2015	846	808
Additional paid-in capital	6,059,137	6,032,604
Accumulated other comprehensive loss	(9,553)	(7,486)
Accumulated deficit	(5,935,392)	(5,902,821)
Total stockholders’ equity	115,038	123,105
Total liabilities and stockholders’ equity	$146,292	$158,863

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended March 31,
	2016	2015	2014
	(In thousands, except per share data)
Net revenues	$159,287	$165,011	$216,150
Cost of revenues	69,739	69,297	85,189
Gross profit	89,548	95,714	130,961
Operating expenses:
Research and development	91,518	107,220	146,579
Selling, general and administrative	33,507	33,643	38,927
Gain on sale of TPack	—	—	(19,699)
Gain on sale of building	—	—	(25,815)
Amortization of purchased intangible assets	—	104	316
Restructuring	25	5,421	1,134
Total operating expenses	125,050	146,388	141,442
Operating loss	(35,502)	(50,674)	(10,481)
Realized gain on short-term investments and interest income, net	2,238	2,764	5,052
Other income (expense), net	69	(3,056)	354
Loss before income taxes	(33,195)	(50,966)	(5,075)
Income tax expense (benefit)	(624)	1,092	619
Net loss	$(32,571)	$(52,058)	$(5,694)
Basic and diluted net loss per share	$(0.39)	$(0.66)	$(0.08)
Shares used in calculating basic and diluted net loss per share	82,668	78,814	72,897

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Fiscal Years Ended March 31,
	2016	2015	2014
	(In thousands)
Net loss	$(32,571)	$(52,058)	$(5,694)
Change in other comprehensive loss, net of tax:
Unrealized loss on investments*	(1,648)	(954)	(5,039)
Loss on foreign currency translation	(419)	(389)	(367)
Other comprehensive loss, net of tax	(2,067)	(1,343)	(5,406)
Total comprehensive loss	$(34,638)	$(53,401)	$(11,100)

* The amounts reclassified from accumulated other comprehensive loss and recorded in realized gain on short-term investments and interest income, net in the Consolidated Statements of Operations relating to short-term investments were $1.5 million, $1.4 million and $3.4 million for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. Refer to Note 3, Certain Financial Statement Information, to the Consolidated Financial Statements for additional details.

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW

	Fiscal Years Ended March 31,
	2016	2015	2014
	(In thousands)
Operating activities:
Net loss	$(32,571)	$(52,058)	$(5,694)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation	7,590	8,555	10,273
Amortization of purchased intangible assets	—	104	482
Amortization of bond premium	687	—	—
Stock-based compensation expense	25,804	18,305	17,021
Veloce acquisition consideration	—	9,230	42,684
Gain on sale of TPack	—	—	(19,699)
Gain on sale of building	—	—	(25,815)
Gain on short-term Investments and other, net	(1,581)	(1,317)	(3,383)
Impairment of strategic investments	—	3,000	—
Tax effect on other comprehensive loss	49	126	(40)
Non-cash restructuring charges	—	2,615	298
Changes in operating assets and liabilities:
Accounts receivable	3,142	12,771	(837)
Inventories	7,382	(4,573)	(6,049)
Other assets	6,754	(1,440)	3,232
Accounts payable	(5,614)	(9,911)	5,778
Accrued payroll and other liabilities	(680)	(3,127)	(671)
Veloce accrued liability	(108)	(9,150)	(63,657)
Deferred revenue	(69)	(152)	(770)
Net cash provided by (used for) operating activities	10,785	(27,022)	(46,847)
Investing activities:
Proceeds from sales and maturities of short-term investments	63,714	16,340	47,810
Purchases of short-term investments	(84,464)	(19,887)	(18,081)
Proceeds from sale of property and equipment	31	1	70
Purchase of property and equipment and other assets	(2,601)	(9,772)	(5,952)
Proceeds from sale of a strategic investment	—	—	1,286
Proceeds from the sale of TPack	—	3,353	29,498
Proceeds from sale of building	—	—	40,176
Net cash provided by (used for) investing activities	(23,320)	(9,965)	94,807
Financing activities:
Proceeds from issuance of common stock	2,979	3,854	11,619
Funding of restricted stock units withheld for taxes	(1,874)	(1,911)	(6,550)
Other	—	—	(555)
Net cash provided by financing activities	1,105	1,943	4,514
Net increase (decrease) in cash and cash equivalents	(11,430)	(35,044)	52,474
Cash and cash equivalents at beginning of year	36,495	71,539	19,065
Cash and cash equivalents at end of year	$25,065	$36,495	$71,539
Supplementary cash flow disclosures:
Cash paid for income taxes	$607	$732	$870
Common stock issued for Veloce merger consideration	$2,869	$5,625	$57,348

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at March 31, 2013	67,952	$680	$5,926,630	$(737)	$(5,845,069)	$81,504
Issuance of common stock	9,725	97	62,823	—	—	62,920
Stock-based compensation expense	—	—	15,912	—	—	15,912
Change in other comprehensive gain, net of tax	—	—	—	(5,406)	—	(5,406)
Net loss	—	—	—	—	(5,694)	(5,694)
Balance at March 31, 2014	77,677	777	6,005,365	(6,143)	(5,850,763)	149,236
Issuance of common stock	3,139	31	7,557	—	—	7,588
Stock-based compensation expense	—	—	19,682	—	—	19,682
Change in other comprehensive loss, net of tax	—	—	—	(1,343)	—	(1,343)
Net loss	—	—	—	—	(52,058)	(52,058)
Balance at March 31, 2015	80,816	808	6,032,604	(7,486)	(5,902,821)	123,105
Issuance of common stock	3,774	38	3,941	—	—	3,979
Stock-based compensation expense	—	—	22,592	—	—	22,592
Change in other comprehensive loss, net of tax	—	—	—	(2,067)	—	(2,067)
Net loss	—	—	—		(32,571)	(32,571)
Balance at March 31, 2016	84,590	$846	$6,059,137	$(9,553)	$(5,935,392)	$115,038

See Accompanying Notes to Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	The Company and Summary of Significant Accounting Policies
Operations
Applied Micro Circuits Corporation (the "Company) was incorporated and commenced operations in California in 1979 and was reincorporated in Delaware in 1987. The Company is a global leader in silicon solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long haul communications equipment. The Company's principal executive offices are located at 4555 Great America Parkway, 6th Floor, Santa Clara, California 95054 and sales and engineering offices are located throughout the world.
Basis of Presentation
The Consolidated Financial Statements include all the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company prepared the accompanying Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles, or GAAP, and pursuant to the rules and regulations of the United States Securities and Exchange Commission.

In management’s opinion, the Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows.
Use of Estimates
The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

•	capitalized mask sets including their useful lives, which affects cost of goods sold and property and equipment or Research and Development ("R&D") expenses, if not capitalized;

•	inventory valuation, warranty liabilities and revenue reserves, which affects cost of sales, gross margin and revenues;

•	allowance for doubtful accounts, which affects operating expenses;

•	unrealized losses or other-than-temporary impairments of short-term investments available for sale, which affect interest income (expense), net

•	valuation of other long-lived assets and goodwill, which affects depreciation and impairments of long-lived assets, impairments of goodwill and apportionment of goodwill related to divestitures;

•	valuation of cost method investments, which affects impairment of strategic investments;

•	potential costs of litigation, which affect operating expenses;

•	valuation of deferred income taxes, which affects income tax expense (benefit); and

•	stock-based compensation, which affects gross margin and operating expenses.
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
Risks and Uncertainties

The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's business or future results and cause actual results to vary materially from historical results include, but are not limited to, the highly cyclical nature of the semiconductor industry; high fixed costs; declines in average selling prices; ability to fund liquidity needs; failure to maintain an effective system of internal controls; product return and liability risks; absence of significant backlog; dependence on international operations and sales; proposed changes to United States tax laws which results

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in adverse tax consequences; inadequate management information systems; ability to attract and retain qualified employees; difficulties consolidating and evolving the operational capabilities; dependence on materials and equipment suppliers; loss of customers; development of new proprietary technology and the enforcement of intellectual property ("IP") rights by or against the Company; the complexity of packaging and test processes; competition; existing and future environmental regulations; and fire, flood or other calamity affecting the Company or others with whom it does business.

The Company's cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. The Company's accounts receivables are derived from revenue earned from customers located around the world. Two customers accounted for 68.9% and 63.3% of accounts receivable at March 31, 2016 and 2015, respectively. This concentration and the concentration of credit risk resulting from trade receivables is substantially mitigated by the credit evaluation process and collateral.

The Company currently purchases wafers from a limited number of vendors. Additionally, since the Company does not maintain manufacturing facilities, it depends upon close relationships with contract manufacturers to assemble its products. The Company anticipates the continued use of a limited number of vendors and contract manufacturers in the near future. Under the Company's fabless business model, long-term revenue growth is dependent on its ability to obtain sufficient external manufacturing capacity, including wafer production. The Company believes there are other vendors that can provide the same quality wafers at competitive prices and other contract manufacturers that can provide comparable services at competitive prices.

Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity from the date of purchase of 90 days or less to be cash equivalents.

Short-Term Investments
The Company holds a variety of securities in its investments portfolio and classifies them as “available-for-sale” investments. These investments are recorded at their estimated fair values with unrealized gains and losses excluded from net loss and reported, net of tax, in other comprehensive loss. When the investments are sold, such gains or losses are transferred from accumulated other comprehensive loss to net realized gain on short-term investments and interest income, net on the Consolidated Statements of Operations. The portion of unrealized losses that are deemed to be other-than-temporary in nature are charged to the Consolidated Statements of Operations. The basis for computing realized and unrealized gains or losses is by specific identification.

The Company reviews its investment portfolio periodically to assess for other-than-temporary impairment. The Company assesses the impairment of its investments in order to determine the classification of the impairment as “temporary” or “other-than-temporary”. The factors used to determine whether an impairment is temporary or other-than-temporary involve considerable judgment primarily including the duration and extent to which the market value has been less than the amortized cost, the nature of underlying assets (including the degree of collateralization) and the financial condition, credit rating, market liquidity conditions and near-term prospects of the issuer. If the fair value of a security is less than its amortized cost basis at the balance sheet date, an assessment has to be made as to whether the impairment is other-than-temporary. If the Company does not intend to sell the security, the Company has to consider available evidence to assess whether it is more likely than not, that it will be required to sell the security before the recovery of the amortized cost basis due to cash, contractual or regulatory obligations indicate that the security will be required to be sold before a forecasted recovery occurs. If it is more likely than not that the Company will be required to sell the security before recovery of the amortized cost basis, an other-than-temporary impairment is considered to have occurred. The Company uses present value cash flow models to determine whether the entire amortized cost basis of the security will be recovered. The Company compares the present value of cash flows expected to be collected from the security with the amortized cost basis of the security. An other-than-temporary impairment is said to have occurred if the present value of cash flows expected to be collected is less than the amortized cost basis of the security.

Fair Value of Financial Instruments

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Short-term investments are recorded at fair value in the Company’s Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their fair values. Accounting Standards Codification ("ASC") 820-10 defines a three-level valuation hierarchy for disclosure of fair value measurements. The Company classifies inputs to derive fair values for short-term investments as Level 1 and 2. Instruments classified as Level 1 include highly liquid U.S. Treasury and agency securities, money market funds and mutual funds in active markets. Instruments classified as Level 2 include corporate bonds, mortgage-backed and asset-backed securities, municipal bonds and preferred stock. The Company did not have any Level 3 short-term investments as of any of the periods presented.

Accounts Receivable, Net
Accounts receivable are recorded at the invoice amount and presented net of the allowance for doubtful accounts; they do not bear interest. Accounts receivable are also reported net of sales returns and distributor allowances. These amounts are recognized when it is both probable and estimable that discounts will be granted or products will be returned.
Inventories
Inventories are stated at the lower of cost or market on a part-by-part basis and consist of materials, labor, depreciation, and overhead. Inventory costs are determined using standard costs which approximate actual costs under the first-in, first-out method. Costs include the costs of purchased finished products, sorted wafers, outsourced assembly and testing, and operations overhead. The Company regularly reviews the cost of inventories against estimated market value and records a lower of cost or market reserve for inventories that have a cost in excess of estimated market value. The lower of cost or market reserve is based on an analysis of composition of the inventory and management's judgment regarding future demand and market conditions. This policy also requires the Company to make an assessment of excess or obsolete inventories. The Company determines excess and obsolete inventories based on an estimate of the future demand for its products within a specified time horizon, generally 12 months. If the Company’s future demand is lower than its inventory balance, the Company may be required to take additional excess inventory charges, which would decrease gross margin and net operating results. The written down value of the inventory becomes its new cost basis, and the cost basis for such inventory is not marked-up if market conditions improve.

Strategic Investments

The Company has entered into certain equity investments in privately held businesses to achieve certain strategic business objectives. The Company’s investments in equity securities of privately held businesses are accounted for under the cost method. Under the cost method, strategic investments in which the Company holds less than a 20% voting interest and in which the Company does not have the ability to exercise significant influence are carried at cost reduced by other-than-temporary impairments, as appropriate. The Company periodically reviews these investments for other-than-temporary declines in fair value based on the specific identification method and writes down investments when an other-than-temporary decline has occurred. The fair value was estimated on a non-recurring basis based on Level 3 inputs. The Level 3 inputs used to estimate the fair value of these investments included consideration of the current cash position, recent operational performance, and forecasts of the investees. The strategic investments were fully impaired as of as of March 31, 2015.

Goodwill and Other Long-Lived Assets
Goodwill represents the excess of the fair value of purchase consideration over the fair values of assets acquired and liabilities assumed in a business combination. Goodwill is not amortized but is reviewed during the fourth quarter of our fiscal year or more frequently if impairment indicators arise. The Company has one reporting unit and elected to use the qualitative assessment of whether it is more likely than not that its fair value is less than its carrying amount before applying the two-step goodwill impairment test. As part of its qualitative assessment, the Company evaluated and determined that its market capitalization was in excess of its book value and based on this and other qualitative factors determined that there was no goodwill impairment as of March 31, 2016.
The Company’s long-lived assets consist of property, plant and equipment. Property and equipment are stated at cost and depreciated over the estimated useful lives of the assets ranging from 1 to 5 years using the straight line method. Leasehold improvements are stated at cost and amortized over the shorter of the term of the related lease or its estimated useful life. The Company reviews its property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. Recoverability of an asset group is measured by comparison of its carrying amount to the expected future undiscounted cash flows that the asset group is expected to generate. If it is determined that an asset group is not recoverable, an impairment loss is recorded in the amount by which the carrying amount

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of the asset group exceeds its fair value. In addition, the Company assesses its long-lived assets for impairment if they are abandoned.

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
From time to time, the Company generates revenue from the sale of internally developed IP and royalty revenues from the sale of the Company's customers' products that contain its technology. The Company generally recognizes revenue from the sale of IP and from royalties when all four basic criteria outlined above are met.
The Company recognizes revenue from development agreements upon completion and acceptance by the customer of contract deliverables or as services are provided, depending on the terms of the arrangement and when all four basic criteria outlined above are met. Revenue is deferred for any amounts billed or received prior to completion of milestones or delivery of services. As the Company retains the IP generated from these development agreements, costs related to these arrangements are included in R&D expense.
Research and Development
R&D costs are expensed as incurred. Substantially all R&D expenses are related to new product development and designing significant improvements to existing products.
Mask Costs
The Company incurs significant costs for the fabrication of masks used by its contract manufacturers to manufacture its products. If the Company determines, at the time the costs for the fabrication of masks are incurred, that technological feasibility of the product has been achieved, such costs are capitalized as property and equipment under machinery and equipment. When its related product is released to production, the mask costs are depreciated as cost of revenues over the estimated production period of the product not to exceed three years. The Company periodically reassesses the estimated production period for specific mask sets capitalized. If the Company determines, at the time fabrication mask costs are incurred, that either technological feasibility of the product has not occurred or that the mask is not reasonably expected to be used in production or that the commercial feasibility of the product is uncertain, the related mask costs are expensed to R&D in the period in which the costs are incurred. The Company also periodically assesses capitalized mask costs for impairment. The respin cost of previously capitalized mask set is expensed to R&D in the period in which the costs are incurred.
Stock-Based Compensation
Stock-based compensation cost is measured at the grant date based on the fair value of the award, net of estimated forfeitures. The fair value of restricted stock units ("RSUs") is estimated using the Company's stock price on the grant date. The fair value of options and employee stock purchase rights is estimated using the Black-Scholes model on the grant date. The Black-Scholes model determines the fair value of share-based payment awards based on assumptions including the Company's stock price on the date of grant, expected volatility over the term of the awards, actual and projected employee stock option exercise behaviors and risk-free interest rate. The market stock units ("MSUs") were valued using the Monte Carlo pricing model, which uses the Company's stock prices, the Standard & Poor's Depositary Receipts S&P Semiconductor Index (the "Index"), expected volatilities of the Company's stock price and the Index, correlation coefficients, and risk-free interest rate to determine the fair value.
Income Taxes
The Company utilizes the asset and liability method of accounting for income taxes as set forth in ASC 740-10. Under the asset and liability method, deferred taxes are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. A valuation allowance is recorded when it is more likely than not that some or all of the deferred tax assets will not be realized. The calculation of the tax liabilities involves dealing with

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

uncertainties in the application of complex tax regulations. If it is more likely than not that the tax position will not be sustained on audit, an uncertain tax position is reserved. The Company re-evaluates these uncertain tax positions on a quarterly basis.
Segments
The Company has one operating segment and therefore one reportable segment based on how the Chief Operating Decision Maker ("CODM") allocates resources and assesses performance of the Company. The Company’s CODM evaluates the performance of the Company and makes decisions regarding allocation of resources based on overall Company results.
New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)", which will supersede most of the existing revenue recognition guidance under U.S. GAAP. This ASU requires an entity to recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption of one year prior to the required effective date is permitted. The ASU allows for either full retrospective or modified retrospective adoption. In April 2016, the FASB issued an amendment to clarify the implementation guidance for principal versus agent considerations, identifying performance obligations and the accounting for licenses of IP. In May 2016, the FASB finalized amendments on collectibility, non-cash consideration, presentation of sales tax, and transition. The Company is currently evaluating the method of adoption as well as the potential effect of this ASU on its financial statements and related disclosures.

In August 2014, the FASB issued ASU No. 2014-15,  "Presentation of Financial Statements - Going Concern (Subtopic 205-40); Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern", which requires an entity's management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued or within one year after the date that the financial statements are available to be issued, when applicable. The standard is effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. The Company is currently evaluating this new standard, and after adoption, it will incorporate this guidance in its assessment of going concern.
In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes" to simplify the presentation of deferred taxes in the statement of financial position. The new guidance requires that deferred tax assets and liabilities be classified as non-current in a classified balance sheet. This ASU is effective for fiscal years beginning after December 15,2016, and for interim periods within those fiscal years. Earlier adoption is permitted as of the beginning of an interim or annual reporting period, and maybe applied either prospectively, for all deferred tax assets and liabilities, or retrospectively. The Company has adopted this ASU prospectively as of March 31, 2016. Therefore, prior periods have not been adjusted to reflect this adoption. This change in accounting principle does not change our results of operations, cash flows or stockholders’ equity.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", requiring the recognition of lease assets and lease liabilities by lessees for all leases greater than one year in duration and classified as operating leases. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2018 and interim periods within those fiscal years. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition and requires application of the new guidance at the beginning of the earliest comparative period presented. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting". The new guidance simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, policy election to account for forfeitures as they occur rather than on an estimated basis, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company is currently evaluating the potential effect of this ASU on its financial statements and related disclosures.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.	Cash and Short-Term Investments

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	March 31, 2016				March 31, 2015
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash *	$23,510	$—	$—	$23,510	$33,936	$—	$—	$33,936
Cash equivalents	1,555	—	—	1,555	2,559	—	—	2,559
U.S. Treasury and agency securities	14,863	38	(3)	14,898	1,230	—	—	1,230
Corporate bonds	28,047	221	(5)	28,263	10,772	28	(6)	10,794
Asset-backed and mortgage-backed securities	13,565	13	(27)	13,551	—	15	—	15
Municipal bonds	2,052	16	—	2,068	—	—	—	—
Mutual funds	—	—	—	—	24,895	1,955	(59)	26,791
Preferred stock	—	—	—	—	11	22	—	33
	$83,592	$288	$(35)	$83,845	$73,403	$2,020	$(65)	$75,358
Reported as:
Cash and cash equivalents				$25,065				$36,495
Short-term investments available-for-sale				58,780				38,863
				$83,845				$75,358
*Includes $1.2 million and $1.1 million restricted cash related to its voluntary disability insurance as of March 31, 2016 and 2015, respectively.

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

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following is a summary of cash, cash equivalents and available-for-sale investments by type of instruments measured at fair value on a recurring basis (in thousands):

	March 31, 2016				March 31, 2015
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$23,510	$—	$—	$23,510	$33,936	$—	$—	$33,936
Cash equivalents	1,555	—	—	1,555	2,559	—	—	2,559
U.S. Treasury and agency securities	14,898	—	—	14,898	1,230	—	—	1,230
Corporate bonds	—	28,263	—	28,263	—	10,794	—	10,794
Asset-backed and mortgage-backed securities	—	13,551	—	13,551	—	15	—	15
Municipal bonds	—	2,068	—	2,068	—	—	—	—
Mutual funds	—	—	—	—	26,791	—	—	26,791
Preferred stock	—	—	—	—	—	33	—	33
	$39,963	$43,882	$—	$83,845	$64,516	$10,842	$—	$75,358
There were no significant transfers in and out of Level 1 and Level 2 fair value measurements during the fiscal years ended March 31, 2016 and 2015.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury and agency securities, corporate bonds, mortgage-backed and asset-backed securities and municipal bonds, by contractual maturity (in thousands):

	March 31, 2016
	Cost	Estimated Fair Value
Less than 1 year	$13,993	$13,983
Mature in 1 – 2 years	33,227	33,328
Mature after 3 years	10,544	10,701
Mature after 5 years	763	768
	$58,527	$58,780

The following is a summary of gross unrealized losses (in thousands):

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2016	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and agency securities	$9,396	$(3)	$—	$—	$9,396	$(3)
Corporate bonds	4,601	(5)	—	—	4,601	(5)
Asset-backed and mortgage-backed securities	8,394	(27)	—	—	8,394	$(27)
	$22,391	$(35)	$—	$—	$22,391	$(35)

	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
As of March 31, 2015	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Corporate bonds	$878	$(6)	$—	$—	$878	$(6)
Mutual funds	14,592	(17)	475	(42)	15,067	(59)
	$15,470	$(23)	$475	$(42)	$15,945	$(65)

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based on an evaluation of securities that have been in a continuous loss position, the Company did not recognize any other-than-temporary impairment charges for the fiscal years ended March 31, 2016, 2015 and 2014.

3. Certain Financial Statement Information

Accounts receivable, net:

	March 31,
	2016	2015
	(In thousands)
Accounts receivable	$9,527	$12,709
Less: allowance for bad debts	(262)	(302)
	$9,265	$12,407
Inventories

	March 31,
	2016	2015
	(In thousands)
Finished goods	$8,206	$15,310
Work in process	5,854	5,377
Raw materials	2,088	2,827
	$16,148	$23,514
Other current assets:

	March 31,
	2016	2015
	(In thousands)
Prepaid expenses	$8,887	$14,847
Executive deferred compensation assets	817	1,004
Other	1,071	989
	$10,775	$16,840

Property and equipment:

	Useful Life	March 31,
		2016	2015
	(In years)	(In thousands)
Machinery and equipment	3-5	$36,723	$37,286
Leasehold improvements	1-5	7,529	9,909
Computers, office furniture and equipment	3-5	34,016	32,902
		78,268	80,097
Less: accumulated depreciation and amortization		(64,975)	(63,348)
		$13,293	$16,749

There was no impairment of long-lived assets during the fiscal years ended March 31, 2016 and 2015. The Company wrote-off fully depreciated assets with acquired costs of $3.8 million and $24.0 million during the fiscal years ended March 31,

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2016 and 2015, respectively. In addition, the Company wrote-off capitalized masks of $2.6 million as a result of restructuring during the fiscal year ended March 31, 2015. Refer to Note 8, Restructuring, to the Consolidated Financial Statements for additional information. Mask costs capitalized, which are included in machinery and equipment, during the fiscal years ended March 31, 2016 and 2015 are zero and $5.9 million, respectively.

Other accrued liabilities:

	March 31,
	2016	2015
	(In thousands)
Employee related liabilities	$1,362	$1,454
Executive deferred compensation	848	1,025
Income taxes	64	1,311
Accrued bonus	3,269	39
Other	4,250	3,815
	$9,793	$7,644

Accumulated other comprehensive loss:

	Foreign currency translation adjustments	Unrealized loss on short-term investments	Total
	(In thousands)
Balance as of March 31, 2014	$(1,678)	$(4,465)	$(6,143)
Other than comprehensive loss, net of tax	(389)	(954)	(1,343)
Balance as of March 31, 2015	(2,067)	(5,419)	(7,486)
Other than comprehensive loss, net of tax	(419)	(1,648)	(2,067)
Balance as of March 31, 2016	$(2,486)	$(7,067)	$(9,553)

Realized gain on short-term investments and interest income, net:

	Fiscal Years Ended March 31,
	2016	2015	2014
	(In thousands)
Gross realized gain on short-term investments	$1,763	$1,418	$3,474
Gross realized loss on short-term investments	(204)	(65)	(114)
Net realized gain on short-term investments	1,559	1,353	3,360
Interest income, net	679	1,411	1,692
	$2,238	$2,764	$5,052

Other income (expense), net:

Other income, net, for the fiscal year ended March 31, 2016 was immaterial. Other expense, net, for the fiscal year ended March 31, 2015 was $3.1 million of which $3.0 million was related to impairment of strategic investments.
Net loss per share:
Shares used in basic net loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net loss per share include the dilutive effect of common shares potentially issuable

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

upon the exercise of stock options and vesting of RSUs. For the fiscal years ended March 31, 2016, 2015 and 2014, the Company recorded a net loss. As such, all outstanding potential common shares were excluded from the diluted earnings per share computation.
The following potentially dilutive common shares are excluded from the computation of net loss per share (in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
	(In thousands)
Outstanding stock options	1,571	1,794	2,409
Outstanding RSUs	4,704	4,328	6,105
ESPP shares	383	249	219
	6,658	6,371	8,733

4.	Veloce

On June 20, 2012, the Company completed the acquisition of Veloce Technologies, Inc. ("Veloce") which developed specific ARM-based technology for the Company. The total purchase consideration for Veloce was $178.5 million, the payment of which has been subject to the completion of certain development milestones and vesting requirements. For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce are considered compensatory and are recognized as R&D expense in the Consolidated Statement of Operations. Veloce completed all three performance milestones as of March 31, 2014 and the total consideration of $178.5 million has been recognized as R&D expense as of March 31, 2015.
The following table summarizes the cash payment and stock issuance activities as part of the above arrangement:

	Fiscal Years Ended March 31,
	2016	2015
	(In thousands)
Cash Payments	$107	$9,150
Value of common stock issued	2,869	5,625
Total Payments	$2,976	$14,775
Shares of common stock issued	517	1,054
As of March 31, 2016, $171.9 million of the total Veloce consideration has been paid in cash and stock and the Company expects the remaining $6.6 million will be paid in cash and stock by September 30, 2016. The $171.9 million paid to date includes $89.4 million in cash and the issuance of 11.2 millionshares of common stock valued at $82.5 million.

5.	Stockholders' Equity

Stock Options
The Company has granted stock options to employees and non-employee directors under several plans. These option plans include two stockholder-approved plans (1992 Equity Incentive Plan and 2011 Equity Incentive Plan) and one plan not approved by stockholders (2000 Equity Incentive Plan). Options are fully vested generally in four years and expire eight to ten years from the effective date of grant.
A summary of the Company's stock option activities and related information is as follows:

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted-Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding as of March 31, 2013	3,492	$10.26
Granted	40	$7.35
Exercised	(662)	$9.36		$1.8	(1)
Cancelled	(461)	$12.35
Outstanding as of March 31, 2014	2,409	$10.06
Granted	—	$—
Exercised	(53)	$6.32		$0.2	(1)
Cancelled	(562)	$13.31
Outstanding as of March 31, 2015	1,794	$9.15
Granted	—	—
Exercised	(25)	$5.23		$—	(1)
Cancelled	(198)	$11.48
Outstanding, vested and exercisable as of March 31, 2016	1,571	$8.92	0.99	$0.1	(2)

(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of March 31, 2016 and the exercise price of the shares. The closing price of the Company’s common stock was $6.46 on March 31, 2016.

Restricted Stock Units
The Company has granted RSUs to employees and non-employee directors pursuant to its 2011 Equity Incentive Plan. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. RSUs vest over varying terms, to a maximum of four years from the date of the grant.
In May and November 2013, May and October 2014, November 2015 and January 2016, the Compensation Committee (the "Committee") authorized market-performance-based RSUs. The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the Index over a two-year performance period for half of the MSU award and a three-year performance period for the remaining half of the MSU award. The MSUs will vest between ranges of 0% and 150% or 0% and 175% based on the Company's relative TSR compared to the Index. Total grant-date fair value of these MSUs was $5.8 million of which $2.6 million expired unvested as of March 31, 2016.
The Company has compensation programs with respect to fiscal 2016 and 2017. The programs include time-based RSUs and financial or operational performance-based awards with payouts that ranges from 0% to 150% of pre-established target levels. Awards under these programs vest in fiscal 2016 through 2018 and can be paid out in common stock or cash.

A summary of the Company's RSU activities and related information is as follows :

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value
Unvested as of March 31, 2013	6,444	$8.91
Awarded	3,594	$8.88
Vested	(2,397)	$7.96
Cancelled	(1,536)	$8.97
Unvested as of March 31, 2014	6,105	$9.25
Awarded	3,783	$7.82
Vested	(1,639)	$8.91
Cancelled	(3,921)	$9.41
Unvested as of March 31, 2015	4,328	$7.98
Awarded	4,391	$6.00
Vested	(2,921)	$7.50
Cancelled	(1,094)	$7.30
Unvested as of March 31, 2016	4,704	$6.59

The weighted average remaining contractual term for the RSUs outstanding as of March 31, 2016 was 1.1 years.
As of March 31, 2016, the aggregate pre-tax intrinsic value of RSUs outstanding including performance-based awards which are subject to certain milestone attainments was $30.4 million. The aggregate pretax intrinsic value was calculated based on the closing price of the Company’s common stock of $6.46 on March 31, 2016.
The aggregate pre-tax intrinsic value of RSUs released during the fiscal year ended March 31, 2016 was $17.7 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

Employee Stock Purchase Plan
Under the Company's 2012 Employee Stock Purchase Plan ("ESPP"), the Company reserved 3.8 million shares for issuance. The ESPP provides that eligible employees may contribute up to 20% of their base salary, subject to certain limits, towards the purchase of the Company’s common stock. Under the terms of the ESPP, eligible employees are entitled to purchase common stock, on a semi-annual basis, at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At March 31, 2016, 1.2 million shares were available for future issuance under the ESPP.
Employees purchased 0.6 million shares at an average price of $4.62, 0.7 million shares at an average price of $5.34 and 0.7 million shares at an average price of $7.93 for the fiscal years ended March 31, 2016, 2015 and 2014, respectively. The intrinsic value of shares purchased during the fiscal years ended March 31, 2016 and 2015 was $0.7 million and $0.6 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
Common Shares Reserved for Future Issuance
At March 31, 2016, the Company had the following shares of common stock reserved for issuance upon the exercise of equity instruments (in thousands):

Options granted and outstanding	1,571
RSUs granted and outstanding	4,704
Options and RSUs authorized for future grants	2,836
Employee Stock Purchase Plan	1,214
Total common stock reserved for issuance	10,325

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. Stock-Based Compensation
The following tables summarize the allocation of the stock-based compensation expense (in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Stock-based compensation expense by type of grant:
Stock options and employee stock purchase rights	$1,155	$1,408	$2,520
RSUs	24,667	16,892	14,517
	25,822	18,300	17,037
Stock-based compensation expensed from (capitalized to) inventory	(18)	5	(16)
Total stock-based compensation expense	$25,804	$18,305	$17,021

	Fiscal Years Ended March 31,
	2016	2015	2014
Stock-based compensation expense by cost centers:
Cost of revenues	$540	$285	$460
Research and development	18,018	11,657	6,371
Selling, general and administrative	7,264	6,358	10,206
	25,822	18,300	17,037
Stock-based compensation expensed from (capitalized to) inventory	(18)	5	(16)
Total stock-based compensation expense	$25,804	$18,305	$17,021
As of March 31, 2016, the amount of unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock-based awards was $27.4 million which will be recognized over a weighted average period of 1.1 years.

There was no income tax benefit related to stock-based compensation because all of the Company's U.S. deferred tax assets, net of U.S. deferred tax liabilities, continue to be subject to a full valuation allowance.
The fair values of the options and employee stock purchase rights granted are estimated as of the grant date using the Black-Scholes option-pricing model with the following assumptions:

	Options			Employee Stock Purchase Rights
	Fiscal Years Ended March 31,			Fiscal Years Ended March 31,
	2016	2015	2014	2016	2015	2014
Expected life (years)	*	*	4.4	0.5	0.5	0.5
Risk-free interest rate	*	*	0.6%	0.1%	0.1%	—%
Volatility	*	*	49%	57%	57%	56%
Expected forfeiture rate	*	*	5.8%	—%	—%	—%
Weighted average fair value	*	*	$2.95	$1.80	$2.17	$3.40

* The Company did not grant options during the twelve months ended March 31, 2016 and 2015.
Compensation Amortization Period. All stock-based compensation is amortized over the requisite service period of the awards, which is generally the same as the vesting period of the awards. The Company amortizes the fair value cost on a straight-line basis over the expected service periods.

Expected Life. The expected life of stock options granted represents the expected weighted average period of time from the date of grant to the estimated date that the stock option would be fully exercised. To calculate the expected term, the Company assumes that all outstanding stock options would be exercised at the midpoint of the vesting date and the full contractual term of the options.
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
Expected Forfeitures. Stock-based compensation expense is based on awards that are ultimately expected to vest, therefore, it is reduced for estimated forfeitures. Forfeitures are required to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Forfeiture rates were based upon the expected forfeiture data using the Company’s current demographics and standard probabilities of employee turnover.

7. Income Taxes
Loss from operations before income tax consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Income (loss) from operations before income tax:
Domestic loss	$(35,864)	$(53,706)	$(8,976)
Foreign income	2,669	2,740	3,901
	$(33,195)	$(50,966)	$(5,075)
Income tax expense (benefit) from operations consists of the following (in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
Current:
Federal	$(16)	$(17)	$(20)
Foreign	(633)	1,206	819
State	8	(1)	6
Total Current	(641)	1,188	805
Deferred:
Foreign	17	(96)	(186)
Total Deferred	17	(96)	(186)
	$(624)	$1,092	$619
The provision (benefit) for income taxes reconciles to the amount computed by applying the federal statutory rate of 35% to the loss before income taxes as follows for operations (in thousands):

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Fiscal Years Ended March 31,
	2016		2015		2014
	$	%	$	%	$	%
Tax at federal statutory rate	$(11,618)	35%	$(17,838)	35%	$(1,776)	35%
Other permanent differences	1,293	(4)	979	(2)	(6,561)	129
State taxes, net of federal benefit	(1,291)	4	(2,345)	5	(214)	4
Federal tax credits	(1,790)	5	(1,553)	3	(1,778)	35
State tax credits	(403)	1	(460)	1	(444)	9
Veloce accrued liability	—	—	3,655	(7)	16,740	(330)
Refundable credits	(17)	—	(16)	—	—	—
Sale of TPack	—	—	—	—	2,688	(53)
Valuation allowance	13,102	(43)	18,445	(36)	(7,809)	154
Change in contingency reserve	(612)	2	(67)	—	(64)	1
Other	712	2	292	(1)	(163)	4
	$(624)	2%	$1,092	(2)%	$619	(12)%

The Company's income tax expense (benefit) is primarily impacted by foreign taxes. The decrease in tax expense was primarily related to the reversal of a foreign tax liability that was recorded in prior year. The reversal was based on the favorable ruling from the local tax authority. The decrease in tax expense was also due to the release of an uncertain tax liability reserve as the uncertainty was resolved in the current year.
As of March 31, 2016, income taxes have not been provided for approximately $14.9 million of cumulative undistributed earnings of our foreign subsidiaries. The Company intends to reinvest these earnings indefinitely in operations outside of the U.S. If these earnings were distributed to the U.S., the Company may be subject to U.S. income taxes and foreign withholding taxes. Determination of the amount of any unrecognized deferred income tax liability on the excess of the financial reporting basis over the tax basis of investments in foreign subsidiaries is not practicable because of the complexities of the hypothetical calculation.

Significant components of the Company’s deferred tax assets for federal and state income taxes are as shown below (in thousands):

	Fiscal Years Ended March 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$356,106	$315,773
Research and development credit carryforwards	84,259	81,546
Inventory write-downs and other reserves	7,656	7,642
Capitalization of research and development costs	7,348	6,245
Goodwill	2,207	3,147
Intangible assets	19,142	26,031
Investment impairment	3,583	3,982
Stock-based compensation	5,188	28,921
Depreciation and amortization	2,548	1,903
Other	1,174	970
Total deferred tax assets	489,211	476,160
Valuation allowance	(488,646)	(475,545)
Net deferred tax asset	$565	$615
At March 31, 2016, the Company has federal and state R&D tax credit carryforwards of approximately $64.6 million and $30.3 million, respectively, which begin to expire in the fiscal year ending March 31, 2019 unless previously utilized. The

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Company also has federal and state net operating loss carryforwards of $1,233.0 million and $447.0 million, respectively, which will begin to expire in fiscal year 2018 and fiscal year 2017, respectively. Federal and state laws impose restrictions on the utilization of net operating loss and tax credit carryforwards in the event of an “ownership change” for tax purposes as defined by Section 382 of the Internal Revenue Code. The future utilization of our research and development credit carryforwards and net operating loss carryforwards to offset future taxable income may be subject to an annual limitation as a result of ownership changes that may have occurred previously or may occur in the future. The Tax Reform Act of 1986 (the "Act") limits a company’s ability to utilize certain tax credit carryforwards and net operating loss carryforwards in the event of a cumulative change in ownership in excess of 50% as defined in the Act.
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
The Company has established a valuation allowance against most of its net deferred tax assets due to uncertainty regarding their future realization. In assessing the realizability of its deferred tax assets, management considers cumulative losses, the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies. Based on the projections for future taxable income over the periods in which the deferred tax assets are realizable and the full utilization of the Company’s loss carryback potential, management concluded that a valuation allowance should be recorded in 2016, 2015 and 2014 against most of its deferred tax assets. The Company has recorded a valuation allowance of $488.6 million as of March 31, 2016 to reflect the estimated amount of deferred tax assets that may not be realized. The Company increased its valuation allowance by $13.2 million for the year ended March 31, 2016.
The following is a tabular reconciliation of the unrecognized tax benefits activity (in thousands):

	March 31,
	2016	2015	2014
Opening Balance	$45,079	$44,231	$43,382
Gross increases - tax positions in prior periods	—	122	60
Gross decreases - tax positions in prior period	(916)	—	—
Gross increases - current-period tax positions	772	726	789
Ending Balance	$44,935	$45,079	$44,231

If recognized, none of the $44.9 million of unrecognized tax benefits would affect the Company’s effective tax rate due to the Company's full valuation allowance.
The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in income tax expense. As of March 31, 2016, the Company has no accrued interest and penalties related to uncertain tax positions.
The Company is subject to taxation in the U.S. and various states and foreign jurisdictions.
The Company’s U.S. federal tax returns for tax years subsequent to 2012 are subject to examination by the Internal Revenue Service and its state income tax returns subsequent to 2011 are subject to examination by state tax authorities. Net operating losses from years for which the statute of limitations has expired (2011 and prior for federal and 2010 and prior for state) could be adjusted in the event that the taxing jurisdictions challenge the amounts of net operating loss carryforwards from such years. With few exceptions, the Company is no longer subject to foreign examinations by the tax authorities for years before 2011.
The Company does not foresee significant changes to its unrecognized tax benefits within the next twelve months.

8. Restructuring

From time to time, the Company implements plans to reorganize its operations, consolidate sites, reduce its workforce and related operating expenses in order to increase the its operating efficiencies. The plans might include eliminating job redundancies, reducing Company’s workforce and writing off of certain fixed assets.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Fiscal 2015 Restructuring Plans
January 2015 Plan:  The Company completed this plan at the end of the quarter ended September 30, 2015 and incurred total restructuring charges of $4.2 million including the write-off of a fixed asset of $2.6 million.
April 2014 Plan: The Company completed this plan at the end of the quarter ended December 31, 2014 and incurred total restructuring charges of $1.3 million.
The following table sets forth a summary of restructuring activities related to all of the Company's restructuring plans described above (in thousands):

	Workforce Reduction	Operating Lease Commitments	Asset Impairment and Other	Total
Liability, March 31, 2014	$—	$—	$—	$—
Restructuring charges	2,613	126	2,682	5,421
Cash payments	(2,160)	(33)	(21)	(2,214)
Non-cash items	(4)	20	(2,646)	(2,630)
Liability, March 31, 2015	449	113	15	577
Restructuring charges	23	—	2	25
Cash payments	(318)	(82)	(9)	(409)
Non-cash items	(14)	12	(8)	(10)
Liability, March 31, 2016	$140	$43	$—	$183

9. Commitments and Contingencies

Commitments

The following table summarizes the Company’s contractual operating leases and other purchase commitments as of March 31, 2016 (in thousands):

	Operating Leases	Purchase Commitments *	Total
Fiscal Years Ending March 31,
2017	$2,350	$16,960	$19,310
2018	824	5,764	6,588
2019	472	378	850
Total minimum payments	$3,646	$23,102	$26,748

* Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations. Also includes the licensing fees relating to the Company's R&D efforts, including IP, technology, product design, test and verification tools, of $9.5 million.

The Company did not have any off balance sheet arrangements at March 31, 2016.

Rent expense for the fiscal years ended March 31, 2016, 2015, and 2014 was $2.4 million, $2.4 million, and $1.8 million, respectively.

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

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intellectual Property Indemnities

The Company's The Company indemnifies certain customers and contract manufacturers against liability arising from third-party claims of IP rights infringement related to its products. These indemnities appear in development and supply agreements with customers as well as manufacturing service agreements with contract manufacturers and generally survive the expiration of the contract. Given that the amount of any potential liabilities related to such indemnities cannot be determined until an infringement claim has been made, the Company is unable to determine the maximum amount of losses that could be incurred related to such indemnifications.

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

In 1993, the Company was named as a Potentially Responsible Party (“PRP”) along with more than 100 other companies that used an Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that Omega failed to properly treat and dispose of certain hazardous waste materials at the Omega Site. The Company is a member of a large group of PRPs, known as the Omega Chemical Site PRP Organized Group (“OPOG”), which has agreed to fund certain on-going remediation efforts relating to the Omega Site. Pursuant to a consent decree entered into between EPA and OPOG and approved by the U.S. District Court for the Central District of California (the “Court”) in 2001, as amended in 2010, removal of waste materials stored at the Omega Site has been completed. Efforts to remediate the soil, groundwater and air quality at and around the Omega Site are expected to be ongoing for several more years. In addition, in April 2016 OPOG and EPA filed with the Court a consent decree (the “Consent Decree”) outlining the proposed remediation plan and related litigation settlement terms for a regional groundwater contamination plume allegedly originating at the Omega Site (the Operable Unit 2 or “OU2”). It is anticipated the Court will approve the Consent Decree in fiscal year 2017, following which remediation of OU2 will commence. It is also anticipated that the Court’s approval of the Consent Decree will cause it to lift the stay it had previously placed on litigation originally filed in 2007 by Angeles Chemical Company, located downstream from the Omega Site, against OPOG and the PRPs for cost recovery and indemnification for future costs allegedly resulting from OU2.

In 2012, as a result of challenges made by certain PRPs to the criteria previously used to allocate liability among OPOG members, and of the departure of certain PRPs from OPOG, OPOG approved changes to the cost allocation structure that resulted in an increase to the Company's proportional allocation of liability. In 2013 and 2014, OPOG retained legal counsel to pursue groundwater remediation-related claims against other PRPs and to protect its interests in connection with bankruptcy proceedings filed by an OPOG member. In connection with those cost recovery efforts, in May 2014, OPOG entered into a cost sharing and settlement agreement (as amended in April 2016 in connection with the Consent Decree) with one PRP for future remediation costs and settlement of EPA’s past costs for OU2. To fund the shared costs, OPOG and the other PRP will create a Joint Environmental Remediation Trust, for which OPOG’s contribution amount will be funded from member assessments made in 2016. Any additional changes made to OPOG’s cost allocation structure, as well as the subsequent departure or bankruptcy of one or more other PRPs from OPOG, could have the effect of increasing the proportional liability of the remaining PRPs, including the Company.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

To date, the Company has remitted payments to OPOG covering its proportional allocation of liability for OPOG’s legal expenses and remediation costs; the Company's assessments received during fiscal year 2016 totaled approximately $62,000. The Company anticipates that its payment obligations relating to the Omega Site will increase once the Consent Decree receives final Court approval, although the timing of any such increases currently is uncertain. Notwithstanding such anticipated increases or their timing, the Company does not currently believe its total share of remediation-related expenses will be material to its financial statements, based on its approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential aggregate remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believe that the actual amount of our costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believes that any eventual outcome will have a material adverse effect on its business or operations.

10. Significant Customer and Geographic Information

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Fiscal Years Ended March 31,
	2016	2015	2014
Wintec (global logistics provider)*	27%	20%	22%
Avnet (distributor)	26%	26%	27%

* Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.
Based on ship to location, net revenues by geographic region were as follows (in thousands):

	Fiscal Years Ended March 31,
	2016	2015	2014
United States of America	$77,488	$70,977	$101,275
Taiwan	5,848	13,099	13,405
Hong Kong	22,344	21,808	21,477
Europe	25,711	24,728	33,625
Japan	18,715	22,974	23,125
Other	9,181	11,425	23,243
	$159,287	$165,011	$216,150

As of March 31, 2016, 2015 and 2014, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were not material.

11. Sale of TPack A/S

On April 22, 2013, the Company completed the sale of its former subsidiary, TPack, and certain specified IP for an aggregate consideration of $33.5 million which has been fully received as of April 2014. In connection with the divestiture, the Company recorded a gain of $19.7 million in the fiscal year ended March 31, 2014.

APPLIED MICRO CIRCUITS CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12.	Quarterly Financial Information (unaudited)

	Fiscal Year Ended March 31, 2016				Fiscal Year Ended March 31, 2015
	Q1	Q2	Q3	Q4	Q1 (1)	Q2 (2)	Q3	Q4(3)
	(In thousands, except per share data)
Net revenues	$37,813	$39,743	$40,623	$41,108	$50,272	$40,945	$36,747	$37,047
Cost of revenues	16,806	17,758	18,241	16,934	20,257	17,716	14,842	16,482
Gross profit	21,007	21,985	22,382	24,174	30,015	23,229	21,905	20,565
Total operating expenses	30,477	30,799	30,580	33,194	43,536	32,562	33,649	36,641
Operating loss	(9,470)	(8,814)	(8,198)	(9,020)	(13,521)	(9,333)	(11,744)	(16,076)
Realized gain on short-term investments and interest and other income (expense), net	1,644	265	169	229	315	(2,112)	475	1,030
Loss before income taxes	(7,826)	(8,549)	(8,029)	(8,791)	(13,206)	(11,445)	(11,269)	(15,046)
Income tax expense (benefit)	(422)	(488)	170	116	(141)	272	862	99
Net loss	$(7,404)	$(8,061)	$(8,199)	$(8,907)	$(13,065)	$(11,717)	$(12,131)	$(15,145)
Basic and diluted net loss per share	$(0.09)	$(0.10)	$(0.10)	$(0.11)	$(0.17)	$(0.15)	$(0.15)	$(0.19)
Shares used in calculating basic and diluted net loss per share	81,179	82,176	83,191	84,127	77,916	78,487	78,920	80,667

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

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Write-Offs/Deductions	Balance at End of Period
	(In thousands)
Fiscal Year Ended March 31, 2016
Allowance for doubtful accounts	$302	$(40)	$—	$262
Deferred tax asset - Valuation allowance	$475,545	$—	$13,101	$488,646
Fiscal Year Ended March 31, 2015
Allowance for doubtful accounts	$451	$(149)	$—	$302
Deferred tax asset - Valuation allowance	$459,081	$—	$16,464	$475,545
Fiscal Year Ended March 31, 2014
Allowance for doubtful accounts	$703	$(286)	$34	$451
Deferred tax asset - Valuation allowance	$490,629	$—	$(31,548)	$459,081

Exhibit Index

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Date	Number	Filed Herewith

2.1+<	Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.	10-Q/A	9/4/2009	2.1

2.2	Letter Agreement dated December 20, 2012, relating to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc. and the Stockholders' Representative named therein, dated May 17, 2009.	8-K	12/21/2012	2.1

2.3+<	Amendment No. 1 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., and the Stockholders’ Representative named therein, dated November 8, 2010.	10-Q	1/31/2011	2.4

2.4+<	Amendment No. 2 to Agreement and Plan of Merger by and among the Company, Espresso Acquisition Corporation, Veloce Technologies, Inc., Veloce Technologies LLC and the Stockholders’ Representative named therein, dated April 5, 2012.	10-K	5/17/2012	2.5

3.1	Amended and Restated Certificate of Incorporation of the Company.	S-1	10/10/1997	3.2

3.2	Certificate of Amendment of Certificate of Incorporation of the Company.	S-4	9/12/2000	3.3

3.3	Certificate of Amendment of Certificate of Incorporation of the Company.	8-K	12/11/2007	3.1

3.4	Amended and Restated Bylaws of the Company.	10-Q	11/3/2010	3.2

4.1	Specimen Stock Certificate.	S-1/A	11/12/1997	4.1

10.1*	Form of Indemnification Agreement between the Company and each of its officers and directors.	8-K	10/2/2013	10.2

10.2*	2011 Equity Incentive Plan.	8-K	8/10/2011	10.66

10.3*	2011 Equity Incentive Plan, as amended and restated on October 23, 2013.	8-K	10/29/2013	10.76

10.4*	2011 Equity Incentive Plan, as amended and restated on August 4, 2015.	8-K	8/10/2015	10.77

10.5*	Form of Restricted Stock Unit Award Grant Notice and Agreement under the 2011 Equity Incentive Plan.	8-K	11/21/2013	10.1

10.6*	Form of Option Agreement under the 1992 Equity Incentive Plan.	10-K	5/30/2007	10.3

10.7*	1992 Equity Incentive Plan.	10-K	5/30/2007	10.4

10.8*	401(k) Plan effective April 1, 1985 and form of Enrollment Agreement.	S-1/A	11/12/1997	10.6

10.9*	2000 Equity Incentive Plan, as amended, and form of Option Agreement.	10-Q	8/13/2002	10.33

10.11*	AMCC Deferred Compensation Plan.	10-Q	8/13/2002	10.38

10.12+	Patent License Agreement between the Company and IBM dated September 28, 2003.	10-Q	11/14/2003	10.42

10.13+	Intellectual Property Agreement between the Company and IBM dated September 28, 2003.	10-Q	11/14/2003	10.43

10.14*	Executive Severance Benefit Plan, as amended and restated on September 19, 2013.	8-K	9/25/2013	10.67

10.15+	Qualcomm Patent Purchase Agreement dated July 11, 2008.	10-Q	10/31/2008	10.60

10.16+	Qualcomm Patent Purchase Amendment dated July 11, 2008.	10-Q	10/31/2008	10.61

10.17	LSI Asset Purchase Agreement dated April 5, 2009 and Amendment No. 1 dated April 20, 2009.	10-K	5/12/2009	10.62

10.18*	Employment agreement dated December 29, 2009 by and between the Company and William Caraccio.	10-Q	8/9/2010	10.65

10.19+	Development Agreement dated May 17, 2009, by and between the Company and Veloce Technologies, Inc.	10-K/A	11/5/2012	10.66

10.20+	First Amendment to Development Agreement dated as of November 8, 2010, by and between the Company and Veloce Technologies, Inc.	10-K	5/17/2012	10.67

10.21+	Second Amendment to Development Agreement dated as of July 18, 2011, by and between the Company and Veloce Technologies, Inc.	10-K	5/17/2012	10.68

10.22+	Technology License Agreement, dated as of March 31, 2009 between ARM Limited and the Company, including without limitation Annex 1 thereto (“TLA Annex 1”).	10-K/A	11/5/2012	10.69

10.23+	Amendment One to Technology License Agreement, dated March 31, 2010 between ARM Limited and the Company.	10-K/A	11/5/2012	10.70

10.24+	Amendment Two to Technology License Agreement, dated July 14, 2010 between ARM Limited and the Company.	10-K	5/17/2012	10.71

10.25+	Amendment One to TLA Annex 1, dated August 17, 2010, between ARM Limited and the Company.	10-K	5/17/2012	10.72

10.26+	Amendment Two to TLA Annex 1, dated October 5, 2010, between ARM Limited and the Company.	10-K	5/17/2012	10.73

10.27+	Amendment Three to TLA Annex 1, dated December 1, 2011, between ARM Limited and the Company.	10-K	5/17/2012	10.74

10.28*	Applied Micro Circuits Corporation 2012 Employee Stock Purchase Plan, as amended.	8-K	8/15/2014	10.31

10.29*	Offer Letter Agreement with Douglas T. Ahrens.	8-K	10/2/2013	10.1

10.30	Agreement of Purchase and Sale, dated January 22, 2014, between the Company and RW9REIT Acquisition, LLC. relating to the Company's headquarters building in Sunnyvale, California.	8-K	1/22/2014	10.1

10.31	Form of Lease between the Company and Moffett Park Drive Owner, LLC.	8-K	1/22/2014	10.1

10.32	Letter Agreement among the Company, Christopher Zepf, and Kingdom Ridge Capital, LLC, dated May 11, 2015.	8-K	5/14/2015	99.1

10.33*	Karen M. Rogge Interim Chief Financial Officer Agreement.	10-Q	11/3/2015	10.1

10.34*	Offer Letter Agreement with Martin S. McDermut.	8-K	1/11/2016	10.1

10.35*	Form of Performance/Retention Restricted Stock Unit Award Grant Notice and Agreement under the 2011 Equity Incentive Plan.				x

21.1	Subsidiaries of the Registrant.				x

23.1	Consent of Independent Registered Public Accounting Firm – KPMG LLP.				x

24.1	Power of Attorney. Reference is made to the signature page of this Annual Report.				x

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended.				x

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				x

101.INS	XBRL Instance Document				x

101.SCH	XBRL Taxonomy Extension Schema Document				x

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	x

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	x

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	x

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	x

*	Management contract or compensatory plan.

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