Form 10-Q
period 2016-06-30
APPLIED MICRO CIRCUITS CORP
filed 2016-08-03
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2016, 85,366,236 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	June 30, 2016	March 31, 2016
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$24,225	$25,065
Short-term investments	58,086	58,780
Accounts receivable, net	9,163	9,265
Inventories	12,604	16,148
Other current assets	10,906	10,775
Total current assets	114,984	120,033
Property and equipment, net	13,905	13,293
Goodwill	11,425	11,425
Other assets	1,323	1,541
Total assets	$141,637	$146,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,184	$8,599
Accrued payroll and other accrued liabilities	4,711	4,115
Veloce accrued liability	6,600	6,608
Other accrued liabilities	11,316	9,793
Deferred revenue	347	346
Total current liabilities	29,158	29,461
Non-current liabilities	1,548	1,793
Total liabilities	30,706	31,254
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 375,000 at June 30, 2016 and March 31, 2016
Issued and outstanding shares - 85,359 at June 30, 2016 and 84,590 at March 31, 2016	854	846
Additional paid-in capital	6,065,559	6,059,137
Accumulated other comprehensive loss	(9,551)	(9,553)
Accumulated deficit	(5,945,931)	(5,935,392)
Total stockholders’ equity	110,931	115,038
Total liabilities and stockholders’ equity	$141,637	$146,292

* The Condensed Consolidated Balance Sheet as of March 31, 2016 has been derived from the audited Consolidated Financial Statements at that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,
	2016	2015
Net revenues	$41,498	$37,813
Cost of revenues	16,029	16,806
Gross profit	25,469	21,007
Operating expenses:
Research and development	27,485	21,617
Selling, general and administrative	8,699	8,764
Restructuring	—	96
Total operating expenses	36,184	30,477
Operating loss	(10,715)	(9,470)
Realized gain on short-term investments and interest income, net	230	1,619
Other income, net	17	25
Loss before income taxes	(10,468)	(7,826)
Income tax provision (benefit)	71	(422)
Net loss	$(10,539)	$(7,404)
Basic and diluted net loss per share	$(0.12)	$(0.09)
Shares used in calculating basic and diluted net loss per share	84,980	81,179

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2016	2015
Net loss	$(10,539)	$(7,404)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments*	147	(1,653)
Loss on foreign currency translation	(145)	(137)
Other comprehensive loss, net of tax	2	(1,790)
Total comprehensive loss	$(10,537)	$(9,194)

*
The amounts reclassified from accumulated other comprehensive loss and recorded in realized gain on short-term investments and interest income, net in the Condensed Consolidated Statement of Operations related to the sale of short-term investments were $27,000 and $1.4 million for the three months ended June 30, 2016 and 2015, respectively. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for additional details.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended June 30,
	2016	2015
Operating activities:
Net loss	$(10,539)	$(7,404)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	1,570	1,838
Amortization of bond premium	226	—
Stock-based compensation expense	8,165	6,092
Gain on short-term investments and other, net	(26)	(1,455)
Tax effect on other comprehensive loss	(94)	—
Changes in operating assets and liabilities:
Accounts receivable	102	882
Inventories	3,552	3,723
Other assets	(70)	2,464
Accounts payable	(2,382)	(3,453)
Accrued payroll and other accrued liabilities	1,077	220
Veloce accrued liability	(8)	(65)
Deferred revenue	1	7
Net cash provided by operating activities	1,574	2,849
Investing activities:
Proceeds from sales and maturities of short-term investments	18,461	7,444
Purchases of short-term investments	(17,739)	(1,129)
Proceeds from sale of property and equipment	2	25
Purchases of property and equipment	(2,547)	(315)
Net cash provided by (used for) investing activities	(1,823)	6,025
Financing activities:
Proceeds from issuance of common stock	32	133
Funding of restricted stock units withheld for taxes and other	(623)	(1,212)
Net cash used for financing activities	(591)	(1,079)
Net increase (decrease) in cash and cash equivalents	(840)	7,795
Cash and cash equivalents at beginning of period	25,065	36,495
Cash and cash equivalents at end of period	$24,225	$44,290
Supplementary cash flow disclosures:
Cash paid for income taxes	$167	$145
Common stock issued for Veloce merger consideration	$—	$921

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
In management’s opinion, the unaudited Condensed Consolidated Financial Statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to fairly present the Company's financial position, results of operations and cash flows. Interim period operating results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year. These financial statements and accompanying notes should be read in conjunction with the Consolidated Financial Statements and notes thereto in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2016.
Use of Estimates
The preparation of financial statements in accordance with U.S. generally accepted accounting principles ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to its:

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
Risks and Uncertainties
The Company's future results of operations involve a number of risks and uncertainties. Factors that could affect the Company's business or future results and cause actual results to vary materially from historical results include, but are not limited to, the highly cyclical nature of the semiconductor industry; high fixed costs; declines in average selling prices; ability to fund liquidity needs; failure to maintain an effective system of internal controls; product return and liability risks; absence of significant backlog; dependence on international operations and sales; proposed changes to United States tax laws which result in adverse tax consequences; inadequate management information systems; ability to attract and retain qualified employees; difficulties consolidating and evolving the operational capabilities; dependence on materials and equipment suppliers; loss of customers; development of new proprietary technology and the enforcement of intellectual property ("IP") rights by or against the Company; the complexity of packaging and test processes; competition; existing and future environmental regulations; and fire, flood or other calamities affecting the Company or others with whom it does business.

The Company's cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. The Company's accounts receivables are derived from revenue earned from customers located around the world. Two customers accounted for 80% and 69% of accounts receivable at June 30, 2016 and March 31, 2016, respectively. This concentration and the concentration of credit risk resulting from trade receivables is substantially mitigated by the credit evaluation process and collateral.

The Company sells its products primarily through direct sales force and distributors. Based on direct shipments, 2 and 4 customers individually accounted for at least 10% of total net revenues during the three months ended June 30, 2016 and 2015, respectively. The Company expects that its largest customers collectively will continue to account for a substantial portion of its net revenue for the foreseeable future. See Note 7, Significant Customer and Geographic Information, to the Condensed Consolidated Financial Statements for details.

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

New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, "Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting". The new guidance simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, policy election to account for forfeitures as they occur rather than on an estimated basis, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company has adopted this ASU as of June 30, 2016. The adoption of this accounting standard was not material to the Company’s Condensed Consolidated Financial Statements and related disclosures.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable, net:

	June 30, 2016	March 31, 2016
	(In thousands)
Accounts receivable	$9,426	$9,527
Less: allowance for bad debts	(263)	(262)
	$9,163	$9,265

Inventories:

	June 30, 2016	March 31, 2016
	(In thousands)
Finished goods	$4,782	$8,206
Work in process	4,836	5,854
Raw materials	2,986	2,088
	$12,604	$16,148
Other current assets:

	June 30, 2016	March 31, 2016
	(In thousands)
Prepaid expenses	$8,988	$8,887
Executive deferred compensation assets	837	817
Other	1,081	1,071
	$10,906	$10,775
Property and equipment:

	Useful Life	June 30, 2016	March 31, 2016
	(In years)	(In thousands)
Machinery and equipment	3-5	$39,632	$36,723
Leasehold improvements	1-5	7,528	7,529
Computers, office furniture and equipment	3-5	33,294	34,016
		80,454	78,268
Less: accumulated depreciation		(66,549)	(64,975)
		$13,905	$13,293

Other accrued liabilities:

	June 30, 2016	March 31, 2016
	(In thousands)
Employee related liabilities	$1,563	$1,362
Executive deferred compensation	871	848
Accrued bonus	3,921	3,269
Other	4,961	4,314
	$11,316	$9,793
Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	June 30, 2016				March 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$21,219	$—	$—	$21,219	$23,510	$—	$—	$23,510
Cash equivalents	3,006	—	—	3,006	1,555	—	—	1,555
U.S. Treasury and agency securities	14,173	74	—	14,247	14,863	38	(3)	14,898
Corporate bonds	24,861	338	—	25,199	28,047	221	(5)	28,263
Asset-backed and mortgage-backed securities	16,701	65	(18)	16,748	13,565	13	(27)	13,551
Municipal bonds	1,877	15	—	1,892	2,052	16	—	2,068
	$81,837	$492	$(18)	$82,311	$83,592	$288	$(35)	$83,845
Reported as:
Cash and cash equivalents				$24,225				$25,065
Short-term investments available-for-sale				58,086				58,780
				$82,311				$83,845

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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	June 30, 2016				March 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$21,219	$—	$—	$21,219	$23,510	$—	$—	$23,510
Cash equivalents	3,006	—	—	3,006	1,555	—	—	1,555
U.S. Treasury and agency securities	14,247	—	—	14,247	14,898	—	—	14,898
Corporate bonds	—	25,199	—	25,199	—	28,263	—	28,263
Asset-backed and mortgage-backed securities	—	16,748	—	16,748	—	13,551	—	13,551
Municipal bonds	—	1,892	—	1,892	—	2,068	—	2,068
	$38,472	$43,839	$—	$82,311	$39,963	$43,882	$—	$83,845
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the three months ended June 30, 2016 and 2015.
The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury and agency securities, corporate bonds, asset-backed and mortgage-backed securities and municipal bonds, by contractual maturity:

	June 30, 2016
	Cost	Estimated Fair Value
	(In thousands)
Less than 1 year	$13,471	$13,471
Mature in 1 – 2 years	34,118	34,386
Mature in 3 – 5 years	8,823	9,023
Mature after 5 years	1,200	1,206
	$57,612	$58,086
The following is a summary of gross unrealized losses (in thousands):

As of June 30, 2016	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Asset-backed and mortgage-backed securities	$4,681	$(18)	$—	$—	$4,681	$(18)

As of March 31, 2016	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and agency securities	$9,396	$(3)	$—	$—	$9,396	$(3)
Corporate bonds	4,601	(5)	—	—	4,601	(5)
Asset-backed and mortgage-backed securities	8,394	(27)	—	—	8,394	(27)
	$22,391	$(35)	$—	$—	$22,391	$(35)

Accumulated other comprehensive loss:

	Foreign currency translation adjustments	Unrealized gain (loss) on short-term investments	Total
	(In thousands)
Balance as of March 31, 2016	$(2,486)	$(7,067)	$(9,553)
Other comprehensive gain (loss), net of tax	(145)	147	2
Balance as of June 30, 2016	$(2,631)	$(6,920)	$(9,551)

Realized gain on short-term investments and interest income, net:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Net realized gain on short-term investments	$32	$1,430
Interest income, net	198	189
	$230	$1,619

Net loss per share:
Shares used in basic net loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net loss per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, purchase of Employee Stock Purchase Plan ("ESPP") rights and vesting of restricted stock units ("RSUs"). For the three months ended June 30, 2016 and 2015, the Company recorded a net loss. As such, all outstanding potential common shares were excluded from the diluted earnings per share computation.

The following potentially dilutive common shares are excluded from the computation of net loss per share:

	June 30, 2016	June 30, 2015
	(In thousands)
Outstanding stock options	1,384	1,713
Outstanding RSUs	5,420	3,997
ESPP shares	383	249
	7,187	5,959

3. VELOCE

In June 2012, the Company completed the acquisition of Veloce Technologies, Inc. ("Veloce") which developed specific ARM-based technology for the Company. The total purchase consideration for Veloce was $178.5 million, the payment of which has been subject to the completion of certain development milestones and vesting requirements. For accounting purposes, the costs incurred in connection with the development milestones relating to Veloce were considered compensatory and recognized as R&D expense in the Condensed Consolidated Statement of Operations. Veloce completed the milestones as of March 31, 2014 and the total consideration of $178.5 million has been recognized as R&D expense as of March 31, 2015.

The following table summarizes the cash payment and stock issuance activities as part of the above arrangement:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Cash payments	$8	$65
Value of common stock issued	—	921
Total payments	$8	$986
Shares of common stock issued	—	163

As of June 30, 2016, $171.9 million of the total Veloce consideration has been paid in cash and stock and the Company expects the remaining $6.6 million will be paid in cash and stock by September 30, 2016. The $171.9 million paid to date includes $89.4 million in cash and the issuance of 11.2 million shares of common stock valued at $82.5 million.

4. STOCKHOLDERS’ EQUITY

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
A summary of the Company's stock option activities and related information is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding as of March 31, 2016	1,571	$8.92
Granted	—	—
Exercised	(6)	$5.23		—	(1)
Cancelled	(181)	$11.56
Outstanding, vested and exercisable as of June 30, 2016	1,384	$8.59	0.9	$—	(2)

(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of June 30, 2016 and the exercise price of the shares. The closing price of the Company’s common stock was $6.42 per share on June 30, 2016.
Restricted Stock Units
The Company has granted RSUs to employees and non-employee directors pursuant to its 2011 Equity Incentive Plan. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. RSUs vest over varying terms, to a maximum of four years from the date of the grant.
In November 2013, May and October 2014, November 2015, and January and May 2016, the Compensation Committee (the "Committee") authorized market-performance based RSUs ("MSUs"). The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the Standard & Poor's Depositary Receipts S&P Semiconductor Index ("Index”) over a two-year performance period for half of the MSU award and a three-year performance period for the remaining half of the MSU award. The MSUs will vest between ranges of 0% and 150% or 0% and 175% based on the Company's relative TSR compared to the Index. Total grant-date fair value of these MSUs was $4.7 million, of which $2.9 million expired unvested as of June 30, 2016.

The Company has compensation programs with respect to fiscal 2016 and 2017. The programs include time-based RSUs and financial or operational performance-based awards with payouts that ranges from 0% to 150% of pre-established target levels. Awards under these programs vest in fiscal 2016 through 2018 and can be paid out in common stock or cash.

A summary of the Company's RSU activities and related information is as follows:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value
Unvested as of March 31, 2016	4,704	$6.59
Awarded	1,758	$6.06
Vested	(863)	$7.05
Cancelled	(179)	$5.41
Unvested as of June 30, 2016	5,420	$6.38
The weighted average remaining contractual term for the RSUs outstanding as of June 30, 2016 was 1.3 years.
As of June 30, 2016, the aggregate pre-tax intrinsic value of RSUs outstanding including performance-based awards which are subject to certain milestone attainments was $34.8 million. The aggregate pretax intrinsic value was calculated based on the closing price of the Company’s common stock of $6.42 on June 30, 2016.
The aggregate pre-tax intrinsic value of RSUs released during the three months ended June 30, 2016 was $5.4 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.
Employee Stock Purchase Plan
Under the Company's 2012 ESPP, the Company reserved 3.8 million shares for issuance. The ESPP provides that eligible employees may contribute up to 20% of their base salary, subject to certain limits, towards the purchase of the Company’s common stock. Under the terms of the ESPP, eligible employees are entitled to purchase common stock, on a semi-annual basis, at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. At June 30, 2016, 1.2 million shares were available for future issuance under the ESPP. There were no stock purchases under the ESPP during the three months ended June 30, 2016 and 2015.

5. STOCK-BASED COMPENSATION
The following tables summarize the allocation of the stock-based compensation expense:

Stock-based compensation expense by type of grant:	Three Months Ended June 30,
	2016	2015
	(In thousands)
Employee stock purchase rights	$327	$207
RSUs	7,847	5,897
	8,174	6,104
Stock-based compensation capitalized to inventory	(9)	(12)
Total	$8,165	$6,092

Stock-based compensation expense by cost centers:	Three Months Ended June 30,
	2016	2015
	(In thousands)
Cost of revenues	$167	$105
Research and development	5,993	4,060
Selling, general and administrative	2,014	1,939
	8,174	6,104
Stock-based compensation capitalized to inventory	(9)	(12)
Total	$8,165	$6,092
As of June 30, 2016, the amount of unrecognized stock-based compensation cost related to unvested stock-based awards was $32.4 million which will be recognized over a weighted average period of 1.3 years.

6. COMMITMENTS AND CONTINGENCIES
Commitments
The following table summarizes the Company's contractual operating leases and other purchase commitments as of June 30, 2016 (in thousands):

Fiscal Years Ending March 31,	Operating Leases	Purchase Commitments *	Total
2017 (remainder of year)	$1,849	$21,465	$23,314
2018	871	11,194	12,065
2019	503	378	881
Total	$3,223	$33,037	$36,260

* Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations. Also includes the licensing fees relating to the Company's R&D efforts, including IP, technology, product design, test and verification tools of $18.3 million.

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

7. SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended June 30,
	2016	2015
Wintec (global logistics provider)**	26%	29%
Avnet (distributor)	32%	25%
Arrow (distributor)	*	11%
Flextronics (contract manufacturer)	*	11%

*	Less than 10% of total net revenues for period indicated.
**	Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.

Based on ship to location, net revenues by geographic region were as follows:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
United States of America	$18,239	$18,044
Taiwan	2,649	1,314
Hong Kong	9,343	5,971
Europe	5,891	7,392
Japan	3,846	3,813
Other	1,530	1,279
	$41,498	$37,813
As of June 30, 2016 and 2015, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were not material.

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

•
Results of operations. This section provides an analysis of our results of operations for the three months ended June 30, 2016 and 2015. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

•	Liquidity and capital resources. This section provides an analysis of our cash position and cash flows, as well as a discussion of our financing arrangements and financial commitments.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS
The MD&A should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended March 31, 2016 filed with the U.S. Securities and Exchange Commission and the Condensed Consolidated Financial Statements and notes thereto included in this Quarterly Report. All statements included or incorporated by reference in this Quarterly Report, other than statements or characterizations of historical fact, are forward-looking statements. Any statement that refers to an expectation, projection or other characterization of future events or circumstances, including the underlying assumptions, is a forward-looking statement. We use certain words and their derivatives such as “anticipate”, “believe”, “plan”, “expect”, “estimate”, “predict”, “intend”, “may”, “will”, “should”, “could”, “future”, “potential” and similar expressions in many of the forward-looking statements.
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

OVERVIEW
The Company
Applied Micro Circuits Corporation (“we” or “our”) is a global leader in solutions for next-generation cloud infrastructure and data centers, as well as connectivity products for edge, metro and long haul communications equipment.

Our corporate headquarters are located in Santa Clara, California. Sales and engineering offices are located throughout the world. We serve two target markets: Computing and Connectivity. Our Computing products include the X-Gene family of ARM 64-bit server processors which target mainstream cloud and data center infrastructure including hyperscale, telco, enterprise and high performance computing. X-Gene is the world's first ARM 64-bit Server on a Chip platform in production.

As part of our current Computing business, we offer a line of embedded computing products based on Power Architecture, sometimes referred to as PowerPC products. The market for PowerPC products generally continues to be in secular decline with customers migrating toward ARM-based processor technology. Our HeliX family of ARM 64-bit processors represents the future of our embedded processor solutions and directly leverages the research and development ("R&D") investments made in our X-Gene server processor architecture. Our embedded processor products are currently being designed and deployed in a variety of applications including networking and telecom, enterprise storage, data center, embedded and industrial applications.

The Connectivity portion of our business includes a broad array of physical layer (“PHY”), framer and mapper solutions that target high-speed, high-reliability networking and communications solutions for the service provider and data center markets. Our highly-integrated system-on-chip solutions are used in high-speed optical and network infrastructure equipment as well as data center switches and routers. Our X-Weave family of Connectivity products is being deployed by leading system original equipment manufacturers ("OEMs") to meet the needs of public cloud, private cloud, and enterprise data centers.

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

CRITICAL ACCOUNTING POLICIES
The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses in the reporting period. See Note 1, Summary of Significant Accounting Policies, to the Condensed Consolidated Financial Statements for details. The methods, estimates and judgments we use in applying these critical accounting policies have a significant impact on the results we report in our financial statements. We base our estimates and assumptions on historical experience and on various other factors that we believe to be reasonable under the circumstances. Our actual results may differ materially and adversely from management’s estimates. To the extent there are material differences between our estimates and actual results, our future results of operations will be affected.

There have been no significant changes in our critical accounting policies as compared to the critical accounting policies disclosed in MD&A included in our Annual Report on Form 10-K for the year ended March 31, 2016.

RESULTS OF OPERATIONS
Summary Financials (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$41,498	100.0%	$37,813	100.0%	$3,685	9.7%
Cost of revenues	16,029	38.6	16,806	44.4	(777)	(4.6)%
Gross profit	25,469	61.4	21,007	55.6	4,462	21.2%
Total operating expenses	36,184	87.2	30,477	80.6	5,707	18.7%
Operating loss	(10,715)	(25.8)	(9,470)	(25.0)	1,245	13.1%
Realized gain on short-term investments and interest and other income, net	247	0.6	1,644	4.3	(1,397)	(85.0)%
Loss before income taxes	(10,468)	(25.2)	(7,826)	(20.7)	2,642	33.8%
Income tax provision	71	0.2	(422)	(1.1)	493	(116.8)%
Net loss	$(10,539)	(25.4)%	$(7,404)	(19.6)%	$3,135	42.3%

Net Revenues. We generate revenues primarily through sales of our integrated circuit products and printed circuit board assemblies to OEMs who in turn supply their equipment principally to communications service providers and data centers. In the normal course of business, we regularly assess our product portfolio. At such time, we may determine to phase-out products and put them through end of life ("EOL"). The EOL announcement can result in near-term increases in our revenues as customers typically respond to these announcements by making last-time-buys to ensure that they have adequate stock on hand to support their production forecast. The demand for our products is affected by various factors, including our development and introduction of new products, availability and pricing of competing products, capacity constraints at our suppliers, EOL product decisions, and general economic conditions.

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

Based on direct shipments, net revenues to customers that individually accounted for at least 10% of total net revenues are as follows:

	Three Months Ended June 30,
	2016	2015
Wintec (global logistics provider)**	26%	29%
Avnet (distributor)	32%	25%
Arrow (distributor)	*	11%
Flextronics (contract manufacturer)	*	11%

*	Less than 10% of total net revenues for period indicated.
**	Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.

We expect that our largest customers collectively will continue to account for a substantial portion of our net revenues for the foreseeable future.

Based on ship to location, net revenues by geographic region are as follows (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$18,239	44.0%	$18,044	47.7%
Taiwan	2,649	6.4	1,314	3.5
Hong Kong	9,343	22.5	5,971	15.8
Europe	5,891	14.2	7,392	19.5
Japan	3,846	9.3	3,813	10.1
Other	1,530	3.6	1,279	3.4
	$41,498	100.0%	$37,813	100.0%

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

Comparison of the Three Months Ended June 30, 2016 to the Three Months Ended June 30, 2015
Net Revenues by market (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Computing	$16,453	39.6%	$14,517	38.4%	$1,936	13.3%
Connectivity	25,045	60.4	23,296	61.6	1,749	7.5%
Total	$41,498	100.0%	$37,813	100.0%	$3,685	9.7%

Our Computing revenues increased primarily due to the higher demand for our legacy Computing products and active management of the life cycle of PowerPC products. We expect the sales of our PowerPC products will decline as the networking industry migrates away from the PowerPC architecture. We continue to focus our resources on ARM-based products which are in the adoption phase and have not yet generated significant revenue.

Our Connectivity revenues increased primarily due to higher demand for our OTN products and higher revenue from development agreements, partially offset by lower demand for our PHY products.

Gross Profit (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$41,498	100.0%	$37,813	100.0%	$3,685	9.7%
Cost of revenues	16,029	38.6	16,806	44.4	(777)	(4.6)%
Gross profit	$25,469	61.4%	$21,007	55.6%	$4,462	21.2%

The increase in our gross profit percentage is primarily due to improved yield and lower material costs as well as higher revenues from development agreements.

Research and Development and Selling, General and Administrative Expenses (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Research and development	$27,485	66.2%	$21,617	57.2%	$5,868	27.1%
Selling, general and administrative	$8,699	21.0%	$8,764	23.2%	$(65)	(0.7)%

Research and Development. The increase in R&D expenses is mainly due to $1.9 million higher stock-based compensation expense, $1.8 million higher mask set tape-out and new product introduction expense and $1.3 million higher personnel expense.

Selling, General and Administrative. The SG&A expenses are comparable to the prior period.

Realized Gain on Short-Term Investments and Interest and Other Income, net (dollars in thousands):

	Three Months Ended June 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Realized gain on short-term investments and interest income, net	$230	0.6%	$1,619	4.3%	$(1,389)	(85.8)%

Realized Gain on Short-Term Investments and Interest Income, net. The decrease in realized gain on short-term investments and interest income, net, is primarily due to a decrease in realized gains from the sale of short-term investments and marketable securities.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$1,574	$2,849
Net cash provided by (used for) investing activities	(1,823)	6,025
Net cash used for financing activities	(591)	(1,079)
Net increase (decrease) in cash and cash equivalents	$(840)	$7,795

Operating Activities

Net cash provided by operating activities totaled $1.6 million for the three months ended June 30, 2016. Our net loss of $10.5 million includes $9.8 million of non-cash items primarily consisting of $8.2 million of stock-based compensation, $1.6 million of depreciation and $0.2 million of premium amortization of our investments in bonds. The remaining change in operating cash flows primarily reflects an inflow from the change in inventories of $3.6 million, accrued payroll and other liabilities of $1.1 million and accounts receivable of $0.1 million, and an outflow from change in accounts payable of $2.4 million.

Investing Activities
Net cash used for investing activities of $1.8 million for the three months ended June 30, 2016 is due to purchases of property and equipment of $2.5 million, partially offset by net proceeds from short-term investment activities of $0.7 million.

Financing Activities
Net cash used for financing activities of $0.6 million for the three months ended June 30, 2016 was due to tax withholding payments related to the vesting of restricted stock units.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We lease facilities under noncancelable operating lease arrangements. See Note 6, Commitments and Contingencies, to the Condensed Consolidated Financial Statements for more detailed information regarding our contractual commitments.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Market risk is the potential loss arising from adverse changes in market rates and prices, such as foreign currency exchange rates, interest rates and a decline in the stock market. We are exposed to market risks related to changes in interest rates and foreign currency exchange rates.
We maintain an investment portfolio of various holdings, types of instruments and maturities. These securities are classified as available-for-sale and, consequently, are recorded on our Condensed Consolidated Balance Sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive income or loss. We have established policies to ensure diversification of credit and counterparty risks as well as limiting maturities and exposure to interest rate risks, all in order to maintain the principal value and liquidity of its short-term investment portfolio. The company reviews these policies on a periodic basis. We invest our excess cash in the U.S. Treasury and agency securities, corporate bonds, asset backed and mortgage-backed securities, and municipal bonds with credit ratings as specified in our investment policy. We generally do not utilize derivatives to hedge against increases in interest rates which decrease market values.
We are exposed to market risk as it relates to changes in the market value of our investments. At June 30, 2016, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $58.1 million and a cost basis of $57.6 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at June 30, 2016 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)	June 30, 2016	50 BPS	100 BPS	150 BPS
Available-for-sale investments	$59,532	$59,158	$58,657	$58,086	$57,523	$56,969	$56,422

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contracts during the three months ended June 30, 2016.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information set forth under Note 6, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this report is incorporated herein by reference.

ITEM 1A.	RISK FACTORS
Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in this Quarterly Report and in our other filings with the SEC. We update our descriptions of the risks and uncertainties facing us in our periodic reports filed with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment. The risks and uncertainties set forth below with an asterisk (“*”) next to the title contain changes to the description of the risks and uncertainties associated with our business as previously disclosed in Item 1A to our Annual Report on Form 10-K for the fiscal year ended March 31, 2016 filed with the SEC on May 20, 2016.

*Our liquidity may deteriorate based on our future uses of cash.

Our cash, cash equivalents and short-term investments balance as of June 30, 2016 was $82.3 million compared to $83.8 million as of March 31, 2016. Of the $178.5 million we previously committed to pay in Veloce acquisition consideration, $6.6 million currently remains to be paid, and our cash balance will be affected depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. Our cash balances could further decrease depending upon the extent and timing of research and development ("R&D") and manufacturing expenses associated with our new product development and roll-out activities. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated or if the revenue ramps relating to our recent and new product introductions fail to occur within the currently anticipated timeframes. If this were to occur, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital, generate cash, delay or cancel new-product introductions, reduce or defer R&D investments, engage in additional restructuring activities, or divest or liquidate business assets. In addition, we may elect to raise additional capital, including without limitation by issuing equity or debt securities, or otherwise attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we might pursue to raise additional capital or to generate or preserve cash will be available on commercially reasonable terms or at all.

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

We designed X-Gene for existing and emerging cloud and enterprise data centers. Existing data centers currently rely primarily on Xeon server processors and related chipsets developed and marketed by Intel, which has dominant market share and significantly greater R&D, manufacturing, sales and market development resources than we do. Intel also offers lower-performance products for lower-intensity data center applications. As a result, Intel is a significant competitor in the cloud and enterprise server infrastructure market. In addition to Intel, in the cloud and enterprise server market, we currently or will in the future compete with a number of ARM-based server silicon vendors, including AMD, Broadcom, Cavium and Qualcomm. In the embedded computing silicon solutions market, we compete with technology companies such as NXP, Cavium and Intel. In addition, some of our customers and potential customers have internal integrated circuit design or manufacturing capabilities with which we compete. In the connectivity silicon solutions market, we compete primarily with companies such as Broadcom, Inphi and Microsemi. Many of these companies have substantially greater financial, R&D, marketing and distribution resources than we have. We may also face competition from new entrants to our target markets, including both private and public technology companies that may develop or acquire differentiating technology and then apply their resources to our detriment.

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

As a result of each of these factors, we cannot assure you that we will be able to continue to compete successfully against current or new competitors. If we do not compete successfully, we may lose or fail to obtain market share in our existing and target markets and our revenues may fail to increase or may decline, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our success depends to a significant extent upon the continued service of our senior management and engineering personnel and successful succession planning. Some management and engineering personnel have departed in recent quarters. Among other things, our ability to continue our commercialization and next-generation product development efforts for X-Gene and other new products will depend upon the retention of key engineering personnel, including former Veloce personnel and others. We acquired Veloce in June 2012 pursuant to a merger agreement that provided for payments based on post-closing product development milestones. Our ability to retain key former Veloce personnel has been, and may continue to be, adversely impacted by factors such as the substantial completion of our payment obligations to them under the Veloce merger agreement, the effects of past or future restructuring activities in increasing or changing their workloads, and the impact of declines in our stock price on the value of their equity compensation packages.

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

We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include raising equity capital from strategic, institutional or other investors, discharging our remaining purchase price obligations in the Veloce acquisition, making new acquisitions through the use of stock, and adopting additional equity incentive plans or increasing the share reserve under our existing plan. For example, to enable us to make future equity grants to attract and retain key employees and service providers, in August 2015, we requested and received stockholder approval of a 3.3 million share increase in the shares reserved for issuance under our 2011 Equity Incentive Plan and, in August 2016, we will request stockholder approval of a 3.0 million share increase in the shares reserved for purchase under our 2012 Employee Stock Purchase Plan. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, the tax impact of the issuances and the recipients’ ability to sell shares in order to cover related tax liabilities, and our available cash balances and liquidity requirements as of such dates, some of which are not determinable at this time.

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

We depend upon third parties to manufacture, assemble, package and test certain of our products. As a result, we are subject to risks associated with our dependence on third-party manufacturing and supply relationships, including:

•
pricing of foundry services and of other supply chain services such as assembly, packaging and testing, from vendors such as Taiwan Semiconductor Manufacturing Company Ltd., GlobalFoundries, Inc. (which recently took over foundry services previously provided to us by International Business Machines Corporation), Advanced Semiconductor Engineering, Inc. and Siliconware Precision Industries Co., Ltd.;

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

•	increased risk of excess and obsolete inventory charges due to the higher level of inventories in response to the increased lead times;

•	limited warranties on products supplied to us, which may not match the warranties that our customers require from us;

•	potential instability and business disruption in countries where third-party manufacturers or distributors are located;

•	potential misappropriation of our IP;

•	the speed, efficiency and success with which our outside foundries and suppliers are able to transition to the next generation of manufacturing technologies and to smaller geometries; and

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

Difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of outside foundries can lead to reduced yields of our IC products. This risk is substantially higher with respect to the manufacture of our X-Gene, X-Weave and HeliX products at 28 nanometers, and will be even higher when using anticipated smaller geometries such as 16 nanometers and more complicated processes such as FinFET. FinFET generally refers to a multi-

gate architecture that includes a silicon “fin” that wraps around the conducting portion of the device. The process technology of an outside foundry is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems may require cooperation between us and our manufacturer. This risk could be compounded by the offshore location of certain of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. Manufacturing defects that we do not discover during the manufacturing or testing process may lead to costly product recalls. These risks may lead to increased costs or delayed product delivery, which would harm our profitability and customer relationships.

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

Over the past several years, we have implemented several restructuring activities in an effort to reduce operating costs and similar activities may continue in the future. For example, our Board of Directors approved reductions in force of between 5% and 10% of our workforce on four occasions from December 2012 to January 2015, the most recent of which was substantially completed by March 31, 2015. Additional reductions in force and senior level employee replacements may be required as we continue to realign our business organization, operations and product lines. Employees whose positions were or will be eliminated in connection with these restructuring activities may seek employment with our competitors, customers or suppliers. Although each of our employees is required to sign a confidentiality agreement with us at the time of employment, which agreement contains covenants prohibiting among other things the disclosure or use of our confidential information and the solicitation of our employees, we cannot guarantee that the confidential nature of our proprietary information will be maintained in the course of such future employment, or that our key continuing employees will not be solicited to terminate their employment with us. Any restructuring effort could also cause disruptions with customers and other business partners, divert the attention of our management away from our operations, weaken our administrative, financial reporting and compliance capabilities, harm our reputation, expose us to increased risk of legal claims by terminated employees, increase our expenses, increase the workload placed upon remaining employees and cause our remaining employees to lose confidence in our future performance and decide to leave. We cannot guarantee that any restructuring activities undertaken in the future will be successful, or that we will be able to realize the cost savings and other anticipated benefits from our previous, current or future restructuring plans. In addition, our reduced workforce may adversely impact our ability to respond rapidly to new growth opportunities or to remain competitive.

*We may experience difficulties in transitioning to smaller geometry processes or in achieving higher levels of design integration and, as a result, may experience reduced manufacturing yields, delays in product deliveries and increased expenses.

We may not be able to achieve higher levels of design integration or deliver new integrated circuit products on a timely basis. We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometry process technologies to reduce our costs and increase performance. As smaller line-width geometries, such as 16, 14 or 7 nanometer, and more complicated processes, such as FinFET, are introduced to and become more prevalent in the industry, we expect to integrate greater levels of functionality into our IC products and to transition our IC products to smaller geometries.

Shifting to smaller geometry process technologies and new manufacturing processes often results in reduced manufacturing yields, delays in product deliveries and increased expenses. The transition to smaller geometries is inherently more expensive and, as we manufacture more products using smaller geometries, the incremental costs could have an adverse impact on our earnings. We may face these difficulties, delays and expenses with respect to the 28 nanometer and smaller versions of X-Gene, X-Weave and Helix and as we continue to transition our other products to smaller geometry processes. Transitions to more sophisticated designs and processes, such as FinFET, could result in similar difficulties. We are dependent on our relationships with our foundries to transition to smaller geometry and new design processes successfully and at competitive pricing. We cannot assure you that our foundries will be able to effectively manage these transitions or that we will be able to maintain our relationships with our foundries. If we or our foundries experience significant delays or difficulties in these transitions or fail to implement them at competitive pricing, our business, financial condition and results of operations could be materially and adversely affected.

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

Our business has been negatively affected by occasional downturns in the economies of the United States ("U.S.") and other countries, including one in recent years that continues to cause unstable economic and political conditions in certain countries in Europe and Asia. Economic downturns or political instability in various geographic regions, such as Europe, Asia and the Middle East, could also negatively affect our business. Our current operating plans are based on assumptions concerning levels of consumer and corporate spending. If weak global economic and market conditions persist or worsen, the recent rebound in the U.S. economy deteriorates, or there is a downturn in global credit markets, our business, operating results and financial condition could suffer materially, which in turn could result in a decline in the price of our common stock. If economic conditions worsen, we may have to implement additional cost reduction measures or delay certain R&D spending, which may adversely impact our ability to introduce new products and technologies. Because we expect to depend on new products for a substantial portion of our future revenues, this could have a material adverse effect on us.

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

•	changes in the mix of product orders;

•	the gain or loss of one or more key customers or their key customers, or significant changes in the financial condition of one or more of our key customers or their key customers;

•	our ability to introduce, certify and deliver new products and technologies, including without limitation the next generation of our X-Gene, X-Weave and HeliX products, on a timely basis;

•	the announcement or introduction of new products and technologies by our competitors;

•	competitive pressures on selling prices;

•	the ability of our customers to obtain components from their other suppliers;

•	risks associated with our or our customers' dependence on third-party manufacturing and supply relationships;

•	increases in the costs of facilities leases, in particular for our headquarters facilities lease which expires in 2017, and other material contracts with our service providers:

•	increases in the costs of our ARM instruction set architecture or other technology licenses or our failure to renew such licenses;

•
increases in the costs of mask sets and other manufacturing materials and services, including without limitation with respect to smaller or more sophisticated process technologies such as FinFET, or the discontinuance of products, services or components by our suppliers;

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

•
our ability to use net operating losses (“NOLs”) to offset taxable income and the potential restrictions placed on our use of such NOLs that could result from changes to existing tax laws or to our shareholder ownership profile:

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

•	fabrication, test, product yield, or assembly constraints for our products that adversely affect our ability to meet our production obligations;

•	the failure of one or more of our subcontract manufacturers to perform its obligations to us;

•	our failure to successfully integrate or maintain acquired companies, products and technologies; and

•	global political, economic and industry conditions.

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

Our expense levels are relatively fixed in the short-term and are based on our expectations of future revenues. We have limited ability to reduce expenses quickly in response to any revenue shortfalls. Changes to production volumes and the impact of overhead absorption may result in a decline in our financial condition or liquidity.

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

Each of our Connectivity and Computing product families faces industry-specific challenges, in addition to the risks applicable to our business as a whole. For our Connectivity products, order patterns historically have been uneven from period to period. The unpredictable nature of demand in this sector makes it more difficult to forecast our revenues, and may cause us to incur additional expenses for inventory that may need to be written off. Our Connectivity product lines are also subject to technology transitions within the communications industry. For example, as the communications industry has continued to shift away from the synchronous optical network (“SONET”)/synchronous data hierarchy standard to the higher speed, lower power optical transport network ("OTN") standard, substantially all of our new Connectivity product designs utilize the OTN standard. However, as a result of this transition, many of our older, SONET-based Connectivity products are experiencing declining sales, while our newer Connectivity products, such as the X-Weave product family, have not yet generated significant revenue. Moreover, the transition to OTN, resulting in higher sales volumes and increased competition from integrated solutions providers, is in turn leading to price and margin erosion challenges. The introduction of other technological standards may also affect demand for our products. For our Computing business, as well, the migration of the networking industry away from products utilizing the PowerPC architecture and towards products utilizing other architectures such as ARM, has presented challenges. In line with this migration, we are no longer introducing new PowerPC product designs and are reducing our resources equipped to support our older PowerPC product lines. Moreover, as many of our older, PowerPC-based Computing products are experiencing declining sales, we will increasingly depend on revenues from our new ARM-based products, such as the X-Gene product family and our HeliX embedded products. If we are unable to develop and deliver new Connectivity and Computing products that meet changing customer and industry needs and generate sufficient revenue to offset the decline in sales of our older product lines, our business, results of operations and financial condition would be materially and adversely affected. See also "Sales of our Connectivity and Computing products are concentrated among a few large customers" below.

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

Our business depends upon the reliable operation of internal and third-party IT systems, but we have limited control over the integrity and reliability of those systems. We conduct significant business functions and computer operations, including without limitation data storage and email, using the infrastructure systems of third-party vendors, such as remote data centers, virtual servers and other “cloud computing” resources. “Cloud computing” is an IT hosting and delivery system in which data is stored outside of the user's physical infrastructure and is delivered to and used by the user as an internet-based application service. These third-party systems may experience cyber-attacks and other security breaches, along with the possible risk of loss, theft or unauthorized publication of our confidential information or that of our employees, customers, suppliers and other business partners. Any interruptions or problems at such data centers or other cloud computing facilities could result in significant disruptions to our business operations and potential liabilities to our employees and business partners. We do not control the operation of these third-party providers, and each is vulnerable to damage or interruption from earthquakes, floods, fires, terrorist attack, vandalism, power loss, telecommunications failures and similar events. These third-party vendor relationships present further risk and management challenges for us, including, among others: confirming and monitoring the third party's security measures; the potential for improper handling of or access to our data; and data location uncertainty, including the possibility of data storage in inappropriate jurisdictions, where laws or security measures may be inadequate, or the unauthorized movement of technical data between locations in violation of applicable export laws. In addition, third-party data center and other providers have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may experience costs or down-time in connection with the transfer to new third-party providers.

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

Sales to distributors accounted for 47% of our revenues for the quarter ended June 30, 2016, and 49% and 54% of our revenues for the fiscal years ended March 31, 2016 and 2015, respectively. Our largest distributor accounted for 32% of our revenues for the quarter ended June 30, 2016, and 26% of our revenues each for the fiscal years ended March 31, 2016 and 2015. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.

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

*Sales of our Connectivity and Computing products are concentrated among a few large customers.

A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that accounted for at least 10% of total net revenues were as follows:

	Three Months Ended June 30,
	2016	2015
Wintec (global logistics provider)**	26%	29%
Avnet (distributor)	32%	25%
Arrow (distributor)	*	11%
Flextronics (contract manufacturer)	*	11%
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

•
many of our customers have pre-existing relationships or may establish relationships with our current or potential competitors that may delay or deter such customers from adopting our products or may cause them to switch from using our products to using competing products;

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

*Our customers' products typically have lengthy design cycles. A customer may decide to cancel or change its product plans, which could cause us to lose anticipated sales.

After we have developed and delivered a product to a customer, the customer will usually test and evaluate our product prior to designing its own equipment to incorporate our product. Our customers may need more than six months to test, evaluate and adopt our product and an additional nine months or more to begin volume production of the equipment or devices that incorporate our product. Due to this generally lengthy design cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from a product or product line after incurring such expenditures. Even if a customer selects our product to incorporate into its equipment, we cannot guarantee that the customer will ultimately market and sell its equipment or devices, or that such efforts by our customer will be successful. The delays inherent in this lengthy design cycle increase the risk that a customer will decide to cancel or change its product plans. Such a cancellation or change in plans by a customer could cause us to lose sales that we had anticipated. While our customers' design cycles are typically long, some of our product life cycles tend to be short as a result of the rapidly changing technology environment in which we operate. As a result, the resources devoted to R&D, product sales and marketing may not generate material revenue for us with respect to a particular product or business, and from time to time, we may need to write off excess and obsolete inventory, cease making new R&D investments, and divest or otherwise discontinue the affected products or business. If we incur significant R&D and marketing expenses and investments in inventory in the future that we are not able to recover, and we are not able to mitigate those expenses, our operating results could be adversely affected. In addition, if we sell our products at reduced prices in anticipation of cost reductions but still hold higher cost products in inventory, our operating results would be harmed.

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

*Our business strategy contemplates the potential acquisition of other companies, products and technologies, as well as the divestitures of subsidiaries, operations and product families that no longer are material to our core business, are unable to achieve or maintain requisite scale in today’s rapidly consolidating marketplace, or otherwise no longer hold the potential for meaningful contributions to our earnings. Merger and acquisition activities involve numerous risks and we may not be able to conduct these activities successfully without substantial expense, delay or other operational or financial problems that could disrupt our business and harm our results of operations and financial condition.

Acquiring products, technologies or businesses from third parties, making and increasing equity investments in companies developing such products, technologies or businesses, and divesting business units or subsidiaries and selling product lines and technologies that are no longer material to our core business or no longer provide, or hold the prospect of providing, sufficient investment return, all have been and may continue to be part of our long-term business strategy. The risks involved with merger and acquisition, equity investment and divestiture activities include:

•	diversion of management's attention from our core businesses;

•	both expected and unanticipated adverse effects from the loss of technologies, patents and other IP and personnel relating to divested subsidiaries, product lines and businesses;

•	adverse effects on existing business relationships with suppliers and customers and on employee morale;

•	costs associated with acquisitions, investments and divestitures;

•	difficulties associated with combining, integrating or separating acquired or divested operations, products or technologies;

•	failure to integrate or potential loss of key employees, particularly those of the acquired companies;

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

•	difficulty in completing an acquired company's in-process research or development projects;

•	difficulties and risks associated with entering and competing in markets that are unfamiliar to us;

•	the ability of the acquired companies to meet their financial projections; and

•	the effect of divesting subsidiaries, product families or businesses on our revenues and margins.

In addition, as a result of our acquisition and investment activities, we could:

•	issue stock that would dilute, in some cases significantly, our current stockholders' percentage ownership;

•	use a significant portion of our cash reserves or incur debt;

•	assume liabilities, including unanticipated third-party litigation and other unknown liabilities and unanticipated costs, events or circumstances;

•	incur adverse tax consequences;

•	incur amortization or impairment expenses related to goodwill and other intangible assets, depreciation and deferred compensation; and

•	incur large one-time charges and immediate write-offs.

Any of these risks could materially harm our business, financial condition and results of operations.

Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets, and we recorded significant impairment charges against these assets in our previous financial statements. At June 30, 2016, we had $11.4 million of goodwill. Although we had no purchased intangible assets at June 30, 2016, we may be required to take significant charges as a result of impairment to the carrying value of any goodwill or purchased intangible assets that we may record in the future.

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

Our international operations are subject to laws regarding the conduct of business overseas, such as the U.S. Foreign Corrupt Practices Act, or FCPA, and other anti-bribery regulations in foreign jurisdictions where we do business, such as China, India, Vietnam, and Europe. The FCPA prohibits the provision of illegal or improper inducements to foreign government officials in connection with obtaining or retaining business overseas or to secure an improper commercial advantage. The FCPA also requires us to keep accurate books and records of business transactions and maintain an adequate system of internal accounting controls. Violations of the FCPA, anti-bribery statutes or other similar laws by us, any of our foreign subsidiaries or distributors, or any of our or their employees, executive officers, or other agents or intermediaries, could subject us and the individuals involved to significant criminal and civil liability. In recent years, the Department of Justice and SEC have significantly stepped up their investigation and prosecution of alleged FCPA violations, bringing increased prosecutorial actions against companies and their individual officers and employees. Any such allegations of non-compliance with the FCPA, anti-bribery statutes or other similar laws could harm our reputation, divert management attention and result in significant expenses, and could therefore materially harm our business, financial condition or results of operations.

*Our portfolio of short-term investments is exposed to certain market risks.

We maintain an investment portfolio of various holdings, types of instruments and maturities. Our portfolio primarily includes fixed income securities, the values of which are subject to market price volatility. These securities are classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one or more of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the quarter ended June 30, 2016, and the fiscal years ended March 31, 2016 and 2015, we did not record any other-than-temporary impairment charges on our available-for-sale investments and, as of June 30, 2016, the unrealized losses on our balance sheet on these securities that were not previously written down as an other-than-temporary impairment charge were $18,000. While not currently a material amount, there can be no guarantee that such losses will not increase in future periods due to the factors described above. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

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

Products as complex as ours may contain errors, defects and bugs when first introduced or as new versions are released. Our products have in the past experienced such errors, defects and bugs. Delivery of products with production defects or reliability, quality or compatibility problems could significantly delay or hinder market acceptance of the products or result in a costly recall and could damage our reputation and adversely affect our ability to retain existing customers and attract new customers. Errors, defects or bugs could cause problems with device functionality, resulting in interruptions, delays or cessation of sales to our customers. We may also be required to make significant expenditures of capital and resources to resolve such problems. We cannot assure you that problems will not be found in new products, both before and after commencement of commercial production, despite testing by us, our suppliers or our customers. Any such problems could result in:

•	delays in development, manufacture and roll-out of new products;

•	additional development costs;

•	loss of, or delays in, market acceptance;

•	diversion of technical and other resources from our other development efforts;

•	claims by our customers or others against us; and

•	loss of credibility with our current and prospective customers.

•	Any such event could have a material adverse effect on our business, financial condition and results of operations.

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

*Our ability to supply a sufficient number of products to meet customer demand, and customer demand itself, could be severely hampered by natural disasters or other catastrophes, the effects of war, acts of terrorism, global threats or shortages of water, electricity or other supplies.

A significant portion of our R&D and supply chain operations are located in Asia. These locations are subject to natural disasters such as earthquakes, floods and tsunamis, like those that in recent years have struck Taiwan, Japan and Thailand. In addition, our headquarters facilities in California are located in an area containing known earthquake fault lines and potential susceptibility to tsunamis in the event of significant offshore earthquakes. We do not have earthquake or flood insurance for these facilities, because adequate coverage is not offered at economically justifiable rates. A significant natural disaster, shortage of water, electricity or other supplies, or other catastrophic event affecting us, our suppliers or our customers could have a material adverse impact on our business, financial condition and operating results.

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

Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and derivative metals (referred to as “conflict minerals”) in their products, including products that are manufactured by third parties. These new regulations require companies to investigate, disclose and report whether or not such minerals or metals originated from the Democratic Republic of Congo or adjoining countries, and mandate independent audits under certain circumstances, to confirm that trade in such minerals or metals does not fund armed conflict in those countries. We have timely filed reports under these regulations in May 2014, 2015 and 2016, and we will be required to file similar reports on an annual basis thereafter.

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

In addition, litigation may be necessary to enforce our IP rights, to determine the validity and scope of the proprietary rights of others or to defend against claims that our products are infringing or misappropriating the IP rights of third parties. The semiconductor industry is characterized by substantial litigation regarding patent and other IP rights. Currently we are not a named defendant in any IP infringement lawsuits. Nevertheless, as our products and IP become instantiated in more and more customer products and applications, and as patent infringement litigation brought by our competitors, NPEs and patent-

licensing companies is on the rise, we are at an increased risk of being named as a defendant in such litigation. Due in part to the factors described above, we have been or currently are subject to the following:

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

•
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

*Our stock price is volatile.

The market price of our common stock has fluctuated significantly. For example, during the fiscal quarter ended June 30, 2016 our stock's closing price ranged from $5.88 and $6.86 per share and during the fiscal year ended March 31, 2016 our stock's closing price ranged from $4.94 and $8.03 per share. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to:

•	fluctuations in our anticipated or actual operating results;

•	our announcement of actual results or financial outlook that are higher or lower than market or analyst expectations;

•	changes in the economic performance or market valuations of other semiconductor companies or companies perceived by investors to be comparable to us;

•	announcements or introductions of new products by us or our competitors;

•	fluctuations in the anticipated or actual operating results or growth rates of our customers, peers or competitors;

•	technological innovations or setbacks by us or our competitors;

•	conditions in the semiconductor, communications or IT markets;

•	the commencement or outcome of litigation or governmental investigations;

•	changes in ratings and estimates of our performance, or loss of coverage, by securities analysts;

•	positive or negative commentary about our business or prospects by industry bloggers and journalists;

•	volume fluctuations due to inconsistent trading volume levels of our shares;

•	announcements, by us or third parties, of merger, acquisition or financing transactions;

•	management changes;

•	our inclusion in certain stock indices; and

•	general economic and market conditions.

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

In April 2016, the Company repurchased its common stock from a non-officer employee in a privately negotiated transaction that was not part of a repurchase plan or program. The repurchased shares were retired upon delivery to the Company.

Below is a summary of stock repurchases for the three months ended June 30, 2016.

Period	Total Number of Shares Repurchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1, 2016 - April 30, 2016	10,084	$6.42	N/A	N/A
May 1, 2016 - May 31, 2016	—	—	N/A	N/A
June 1, 2016 - June 30, 2016	—	—	N/A	N/A
Total	10,084	$6.42	N/A	N/A

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
None.

ITEM 6.	EXHIBITS
The exhibits listed in the accompanying “Exhibit Index” are filed or incorporated by reference as part of this Form 10-Q.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 3, 2016

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