Form 10-Q
period 2016-09-30
APPLIED MICRO CIRCUITS CORP
filed 2016-11-02
CIK 711065

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 ________________________________________________________
FORM 10-Q
 ________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2016, 86,453,313 shares of the registrant’s common stock, $0.01 par value per share, were issued and outstanding.

APPLIED MICRO CIRCUITS CORPORATION

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except par value)

	September 30, 2016	March 31, 2016
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$22,489	$25,065
Short-term investments	59,239	58,780
Accounts receivable, net	13,552	9,265
Inventories	13,181	16,148
Other current assets	9,929	10,775
Total current assets	118,390	120,033
Property and equipment, net	12,729	13,293
Goodwill	11,425	11,425
Other assets	1,201	1,541
Total assets	$143,745	$146,292
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,843	$8,599
Accrued payroll and other accrued liabilities	4,483	4,115
Veloce accrued liability	3,034	6,608
Other accrued liabilities	13,025	9,793
Deferred revenue	335	346
Total current liabilities	29,720	29,461
Non-current liabilities	1,067	1,793
Total liabilities	30,787	31,254
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 2,000, none issued and outstanding	—	—
Common stock, $0.01 par value:
Authorized shares - 375,000 at September 30, 2016 and March 31, 2016
Issued and outstanding shares - 86,453 at September 30, 2016 and 84,590 at March 31, 2016	865	846
Additional paid-in capital	6,072,219	6,059,137
Accumulated other comprehensive loss	(9,555)	(9,553)
Accumulated deficit	(5,950,571)	(5,935,392)
Total stockholders’ equity	112,958	115,038
Total liabilities and stockholders’ equity	$143,745	$146,292
* The Condensed Consolidated Balance Sheet as of March 31, 2016 has been derived from the audited Consolidated Financial Statements at that date but does not include all disclosures required by generally accepted accounting principles for complete financial statements.
See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net revenues	$41,779	$39,743	$83,277	$77,556
Cost of revenues	14,119	17,758	30,148	34,564
Gross profit	27,660	21,985	53,129	42,992
Operating expenses:
Research and development	24,037	22,411	51,522	44,028
Selling, general and administrative	8,342	8,373	17,041	17,137
Restructuring	—	15	—	111
Total operating expenses	32,379	30,799	68,563	61,276
Operating loss	(4,719)	(8,814)	(15,434)	(18,284)
Realized gain on short-term investments and interest income, net	242	257	472	1,876
Other income, net	15	8	32	33
Loss before taxes	(4,462)	(8,549)	(14,930)	(16,375)
Income tax expense (benefit)	178	(488)	249	(910)
Net loss	$(4,640)	$(8,061)	$(15,179)	$(15,465)
Basic and diluted net loss per share	$(0.05)	$(0.10)	$(0.18)	$(0.19)
Shares used in calculating basic and diluted net loss per share	85,984	82,176	85,486	81,680

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)
(unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(4,640)	$(8,061)	$(15,179)	$(15,465)
Other comprehensive loss, net of tax:
Unrealized gain (loss) on investments*	(30)	(196)	117	(1,849)
Gain (loss) on foreign currency translation	26	(233)	(119)	(370)
Other comprehensive loss, net of tax	(4)	(429)	(2)	(2,219)
Total comprehensive loss	$(4,644)	$(8,490)	$(15,181)	$(17,684)

*
The amounts reclassified from accumulated other comprehensive loss and recorded in realized gain on short-term investments and interest income, net in the Condensed Consolidated Statement of Operations related to the sale of short-term investments were $22,000 and $137,000 for the three months ended September 30, 2016 and 2015, respectively, and $50,000 and $1,498,000 for the six months ended September 30, 2016 and 2015, respectively. Refer to Note 2, Certain Financial Statement Information, to the Condensed Consolidated Financial Statements for additional details.

See Accompanying Notes to Condensed Consolidated Financial Statements

APPLIED MICRO CIRCUITS CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(15,179)	$(15,465)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	3,140	3,671
Amortization of bond premium	400	—
Stock-based compensation expense	14,861	12,026
Gain on short-term investments and other, net	111	(1,587)
Tax effect on other comprehensive loss	(75)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,287)	(217)
Inventories	2,968	3,149
Other assets	1,042	2,109
Accounts payable	384	(2,358)
Accrued payroll and other accrued liabilities	977	170
Veloce accrued liability	(3,668)	(90)
Deferred revenue	(10)	(23)
Net cash provided by operating activities	664	1,385
Investing activities:
Proceeds from sales and maturities of short-term investments	28,145	47,847
Purchases of short-term investments	(28,801)	(63,702)
Proceeds from sale of property and equipment	2	31
Purchases of property and equipment	(3,308)	(807)
Net cash used for investing activities	(3,962)	(16,631)
Financing activities:
Proceeds from issuance of common stock	1,776	1,245
Funding of restricted stock units withheld for taxes and other	(1,054)	(1,419)
Net cash provided by (used for) financing activities	722	(174)
Net decrease in cash and cash equivalents	(2,576)	(15,420)
Cash and cash equivalents at beginning of period	25,065	36,495
Cash and cash equivalents at end of period	$22,489	$21,075
Supplementary cash flow disclosures:
Cash paid for income taxes	$369	$328
Common stock issued for Veloce merger consideration	$—	$2,868

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

The Company's cash, cash equivalents, short-term investments and accounts receivable are potentially subject to concentration of credit risk. Cash and cash equivalents may be redeemable upon demand and are maintained with several financial institutions that management believes are of high credit quality and therefore bear minimal credit risk. The Company's accounts receivables are derived from revenue earned from customers located around the world. Two customers accounted for 75% and 69% of accounts receivable at September 30, 2016 and March 31, 2016, respectively. This concentration and the concentration of credit risk resulting from trade receivables is substantially mitigated by the credit evaluation process and collateral.

The Company sells its products primarily through direct sales force and distributors. Based on direct shipments, 3 customers individually accounted for at least 10% of total net revenues during both the three months and the six months ended September 30, 2016, and 2 customers individually for the corresponding periods ended September 30, 2015, respectively. The Company expects that its largest customers collectively will continue to account for a substantial portion of its net revenue for the foreseeable future. See Note 7, Significant Customer and Geographic Information, to the Condensed Consolidated Financial Statements for details.

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

New Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2016-09, Stock Compensation (Topic 718); Improvements to Employee Share-Based Payment Accounting. The new guidance simplifies several aspects of the accounting for share-based payment transactions including the income tax consequences, classification of awards as either equity or liabilities, policy election to account for forfeitures as they occur rather than on an estimated basis, and classification on the statement of cash flows. The ASU is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early adoption is permitted. The Company has adopted this ASU as of June 30, 2016, with the policy election to account for forfeitures as they occur. The adoption of this accounting standard was not material to the Company’s Condensed Consolidated Financial Statements and related disclosures.

In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments, that requires measurement and recognition of expected credit losses for financial assets held based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectibility of the reported amount. This ASU is effective for fiscal years beginning after December 15, 2019 and interim periods within those years, and early adoption is permitted. The Company does not believe the adoption of this standard will have a material impact on its Condensed Consolidated Financial Statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses presentation and classification of certain cash receipts and cash payments on the statement of cash flows. This ASU is effective for fiscal years beginning after December 15, 2017 and interim periods within those years, and early adoption is permitted. The Company is currently evaluating the impact of this accounting standard update on its Condensed Consolidated Statements of Cash Flows and related disclosures.

2. CERTAIN FINANCIAL STATEMENT INFORMATION

Accounts receivable, net:

	September 30, 2016	March 31, 2016
	(In thousands)
Accounts receivable	$13,843	$9,527
Less: allowance for bad debts	(291)	(262)
	$13,552	$9,265

Inventories:

	September 30, 2016	March 31, 2016
	(In thousands)
Finished goods	$4,605	$8,206
Work in process	7,455	5,854
Raw materials	1,121	2,088
	$13,181	$16,148
Other current assets:

	September 30, 2016	March 31, 2016
	(In thousands)
Prepaid expenses	$7,787	$8,887
Executive deferred compensation assets	873	817
Other	1,269	1,071
	$9,929	$10,775
Property and equipment:

	Useful Life	September 30, 2016	March 31, 2016
	(In years)	(In thousands)
Machinery and equipment	3-5	$39,946	$36,723
Leasehold improvements	1-5	7,528	7,529
Computers, office furniture and equipment	3-5	33,391	34,016
		80,865	78,268
Less: accumulated depreciation		(68,136)	(64,975)
		$12,729	$13,293
Other accrued liabilities:

	September 30, 2016	March 31, 2016
	(In thousands)
Employee related liabilities	$1,629	$1,362
Executive deferred compensation	912	848
Accrued bonus	5,752	3,269
Other	4,732	4,314
	$13,025	$9,793

Short-term investments:
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument (in thousands):

	September 30, 2016				March 31, 2016
	Amortized Cost	Gross Unrealized		Estimated Fair Value	Amortized Cost	Gross Unrealized		Estimated Fair Value
		Gains	Losses			Gains	Losses
Cash	$21,449	$—	$—	$21,449	$23,510	$—	$—	$23,510
Cash equivalents (Money market funds)	1,040	—	—	1,040	1,555	—	—	1,555
U.S. Treasury and agency securities	16,218	39	(2)	16,255	14,863	38	(3)	14,898
Corporate bonds	25,254	287	(2)	25,539	28,047	221	(5)	28,263
Asset-backed and mortgage-backed securities	16,573	74	(13)	16,634	13,565	13	(27)	13,551
Municipal bonds	806	5	—	811	2,052	16	—	2,068
	$81,340	$405	$(17)	$81,728	$83,592	$288	$(35)	$83,845
Reported as:
Cash and cash equivalents				$22,489				$25,065
Short-term investments available-for-sale				59,239				58,780
				$81,728				$83,845

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
The following is a summary of cash, cash equivalents and available-for-sale investments by type of instrument measured at fair value on a recurring basis (in thousands):

	September 30, 2016				March 31, 2016
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Cash	$21,449	$—	$—	$21,449	$23,510	$—	$—	$23,510
Cash equivalents (Money market funds)	1,040	—	—	1,040	1,555	—	—	1,555
U.S. Treasury and agency securities	16,255	—	—	16,255	14,898	—	—	14,898
Corporate bonds	—	25,539	—	25,539	—	28,263	—	28,263
Asset-backed and mortgage-backed securities	—	16,634	—	16,634	—	13,551	—	13,551
Municipal bonds	—	811	—	811	—	2,068	—	2,068
	$38,744	$42,984	$—	$81,728	$39,963	$43,882	$—	$83,845
There were no significant transfers in and out of Level 1 and Level 2 fair value measurement categories during the six months ended September 30, 2016 and 2015. The fair value of the Company’s receivables and payables approximates their carrying value at amortized cost, due to their short duration.

The following is a summary of the cost and estimated fair values of available-for-sale securities with stated maturities, which include U.S. Treasury and agency securities, corporate bonds, asset-backed and mortgage-backed securities and municipal bonds, by contractual maturity (in thousands):

	September 30, 2016
	Cost	Estimated Fair Value
Less than 1 year	$13,174	$13,182
Mature in 1 – 2 years	40,007	40,241
Mature in 3 – 5 years	5,670	5,816
	$58,851	$59,239
The following is a summary of gross unrealized losses (in thousands):

As of September 30, 2016	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and agency securities	$2,149	$(2)	$—	$—	$2,149	$(2)
Corporate bonds	1,906	(2)	—	—	1,906	(2)
Asset-backed and mortgage-backed securities	3,673	(13)	—	—	3,673	(13)
	$7,728	$(17)	$—	$—	$7,728	$(17)

As of March 31, 2016	Less Than 12 Months of Unrealized Losses		12 Months or More of Unrealized Losses		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and agency securities	$9,396	$(3)	$—	$—	$9,396	$(3)
Corporate bonds	4,601	(5)	—	—	4,601	(5)
Asset-backed and mortgage-backed securities	8,394	(27)	—	—	8,394	(27)
	$22,391	$(35)	$—	$—	$22,391	$(35)

Accumulated other comprehensive loss (in thousands):

	Foreign currency translation adjustments	Unrealized gain (loss) on short-term investments	Total
Balance as of March 31, 2016	$(2,486)	$(7,067)	$(9,553)
Other comprehensive income (loss) before reclassifications	(119)	167	48
Amounts reclassified from accumulated other comprehensive income	—	(50)	(50)
Net current-period other comprehensive income (loss), net of tax	(119)	117	(2)
Balance as of September 30, 2016	$(2,605)	$(6,950)	$(9,555)

Realized gain on short-term investments and interest income, net (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Net realized gain on short-term investments	$34	$127	$66	$1,557
Interest income, net	208	130	406	319
	$242	$257	$472	$1,876

Net loss per share:
Shares used in basic net loss per share are computed using the weighted average number of common shares outstanding during each period. Shares used in diluted net loss per share include the dilutive effect of common shares potentially issuable upon the exercise of stock options, purchase of Employee Stock Purchase Plan ("ESPP") rights and vesting of restricted stock units ("RSUs"). For the three months and the six months ended September 30, 2016 and 2015, the Company recorded a net loss. As such, all outstanding potential common shares were anti-dilutive and were excluded from the diluted earnings per share computation. For each of the periods presented, the dilutive shares equals the weighted average basic shares.

The following potentially dilutive common shares were excluded from the computation of diluted net loss per share:

	September 30, 2016	September 30, 2015
	(In thousands)
Outstanding stock options	693	1,670
Outstanding RSUs	4,711	3,998
ESPP shares	385	376
	5,789	6,044
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
The following table summarizes the cash payment and stock issuance activities as part of the above arrangement (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cash payments	$3,660	$25	$3,668	$90
Value of common stock issued	—	1,947	—	2,868
Total payments	$3,660	$1,972	$3,668	$2,958
Shares of common stock issued	—	354	—	517

As of September 30, 2016, $175.5 million of the total Veloce consideration has been paid in cash and stock and the Company expects the remaining $3.0 million will be paid in cash by December 30, 2016. The $175.5 million paid to date includes $93.1 million in cash and the issuance of 11.2 million shares of common stock valued at $82.4 million.
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

A summary of the Company's stock option activities and related information is as follows:

	Number of Shares (thousands)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (millions)
Outstanding as of March 31, 2016	1,571	$8.92
Granted	—	—
Exercised	(23)	$5.23		—	(1)
Cancelled	(855)	$8.49
Outstanding, vested and exercisable as of September 30, 2016	693	$9.58	1.4	$—	(2)

(1) The aggregate pre-tax intrinsic value is calculated as the difference between the market value on the date of exercise and the exercise price of the shares.
(2) The aggregate pre-tax intrinsic value is calculated as the difference between the market value as of September 30, 2016 and the exercise price of the shares. The closing price of the Company’s common stock was $6.95 per share on September 30, 2016.
Restricted Stock Units
The Company has granted RSUs to employees and non-employee directors pursuant to its 2011 Equity Incentive Plan. RSUs are share awards that, upon vesting, will deliver to the holder shares of the Company’s common stock. RSUs vest over varying terms, to a maximum of four years from the date of the grant.
In November 2013, May and October 2014, November 2015, and January and May 2016, the Compensation Committee (the "Committee") authorized market-performance based RSUs ("MSUs"). The MSUs will be earned, if at all, based on the Company's Total Shareholder Return (“TSR”) compared to that of the Standard & Poor's Depositary Receipts S&P Semiconductor Index ("Index”) over a two-year performance period for half of the MSU award and a three-year performance period for the remaining half of the MSU award. The MSUs will vest between ranges of 0% and 150% or 0% and 175% based on the Company's relative TSR compared to the Index. Total grant-date fair value of these MSUs was $4.7 million, of which $2.9 million expired unvested as of September 30, 2016.
The Company has compensation programs with respect to fiscal 2016 and 2017. The programs include time-based RSUs and financial or operational performance-based awards with payouts that ranges from 0% to 150% of pre-established target levels. Awards under these programs vest in fiscal 2016 through 2018 and can be paid out in common stock or cash.

A summary of the Company's RSU activities and related information is as follows:

	Number of Shares (thousands)	Weighted Average Grant Date Fair Value
Unvested as of March 31, 2016	4,704	$6.59
Awarded	1,940	$6.14
Vested	(1,651)	$6.94
Cancelled	(282)	$5.84
Unvested as of September 30, 2016	4,711	$6.32
The weighted average remaining contractual term for the RSUs outstanding as of September 30, 2016 was 1.2 years.
As of September 30, 2016, the aggregate pre-tax intrinsic value of RSUs outstanding including performance-based awards which are subject to certain milestone attainments was $32.7 million. The aggregate pretax intrinsic value was calculated based on the closing price of the Company’s common stock of $6.95 on September 30, 2016.
The aggregate pre-tax intrinsic value of RSUs released during the six months ended September 30, 2016 was $11.0 million. This intrinsic value represents the fair market value of the Company’s common stock on the date of release.

Employee Stock Purchase Plan
Under the Company's 2012 ESPP, the Company reserved 6.8 million shares for issuance. The ESPP provides that eligible employees may contribute up to 20% of their base salary, subject to certain limits, towards the purchase of the Company’s common stock. Under the terms of the ESPP, eligible employees are entitled to purchase common stock, on a semi-annual basis, at a purchase price equal to 85% of the fair market value of the common stock on the first or last day of the offering period, whichever is lower. The fair values of the employee stock purchase rights granted are estimated as of the grant date using the Black-Scholes option-pricing model.
At September 30, 2016, 3.9 million shares were available for future issuance under the ESPP. Employees purchased 0.3 million at an average price of $4.73 and 0.2 million shares at an average price of $4.46 for the six months ended September 30, 2016 and 2015. The intrinsic value of the shares purchased during the six months ended September 30, 2016 and 2015 was $0.6 million and $0.4 million, respectively. The intrinsic value is calculated as the difference between the market value on the date of purchase and the purchase price of the shares.
5. STOCK-BASED COMPENSATION
The following tables summarize the allocation of the stock-based compensation expense (in thousands):

Stock-based compensation expense by type of grant:	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Employee stock purchase rights	$315	$289	$642	$496
RSUs	6,374	5,650	14,221	11,547
	6,689	5,939	14,863	12,043
Stock-based compensation capitalized to inventory	7	(5)	(2)	(17)
Total	$6,696	$5,934	$14,861	$12,026

Stock-based compensation expense by cost centers:	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Cost of revenues	$165	$121	$332	$226
Research and development	4,530	3,955	10,523	8,015
Selling, general and administrative	1,994	1,863	4,008	3,802
	6,689	5,939	14,863	12,043
Stock-based compensation capitalized to inventory	7	(5)	(2)	(17)
Total	$6,696	$5,934	$14,861	$12,026
As of September 30, 2016, the amount of unrecognized stock-based compensation cost related to unvested stock-based awards was $27.3 million which will be recognized over a weighted average period of 1.2 years.
6. COMMITMENTS AND CONTINGENCIES
Commitments
The following table summarizes the Company's contractual operating leases and other purchase commitments as of September 30, 2016 (in thousands):

Fiscal Years Ending March 31,	Operating Leases	Purchase Commitments *	Total
2017 (remainder of year)	$1,282	$24,166	$25,448
2018	962	10,590	11,552
2019	503	693	1,196
Total	$2,747	$35,449	$38,196

* Includes open purchase orders with terms that generally allow us the option to cancel or reschedule the order, subject to various restrictions and limitations. Also includes the licensing fees relating to the Company's R&D efforts, including IP, technology, product design, test and verification tools of $15.2 million.
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

To date, the Company has remitted payments to OPOG covering its proportional allocation of liability for OPOG’s legal expenses and remediation costs; the Company's assessments received during fiscal year 2016 and the first and second quarters of fiscal year 2017 totaled approximately $80,000. There were no new or outstanding Company assessments as of the end of September 2016. The Company anticipates that its payment obligations relating to the Omega Site will increase once the Consent Decree receives final Court approval, although the timing of any such increases currently is uncertain.

In September 2016, a calendar 2017 budget was submitted to OPOG members contemplating issuing assessments to OPOG members on December 1, 2016 (due February 1, 2017), and in approximately May 2017 (due 60 days after issuance).  As of the end of September 2016, the Company was not provided any breakdown of the Company’s share of such assessments.  Based on the Company’s prior percentage contributions to such assessments and currently available information, Company assessments falling due in calendar year 2017 under such budget would aggregate up to roughly $75,000. Notwithstanding such anticipated increases or their timing, the Company does not currently believe its total share of remediation-related expenses will be material to its financial statements, based on its approximately 0.5% contribution to the total waste tonnage sent to the site and current estimates of the potential aggregate remediation costs. Based on currently available information, the Company has a loss accrual that is not material and believes that the actual amount of our costs will not be materially different from the amount accrued. However, proceedings are ongoing and the eventual outcome of the clean-up efforts and the pending litigation matters is uncertain at this time. Based on currently available information, the Company does not believe that any eventual outcome will have a material adverse effect on its business or operations.

7. SIGNIFICANT CUSTOMER AND GEOGRAPHIC INFORMATION

Based on direct shipments, net revenues to customers that were equal to or greater than 10% of total net revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Wintec (global logistics provider)**	37%	32%	31%	30%
Avnet (distributor)	24%	31%	28%	28%
Flextronics (contract manufacturer)	10%	*	10%	*

*	Less than 10% of total net revenues for period indicated.
**	Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.

Based on the sold-to location, net revenues by geographic region were as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
United States of America	$25,025	$20,519	$43,264	$38,563
Europe	6,700	5,014	12,451	12,406
Hong Kong	6,663	6,115	16,005	12,086
Japan	1,392	4,373	5,238	8,186
Taiwan	335	1,370	2,985	2,684
Other	1,664	2,352	3,334	3,631
	$41,779	$39,743	$83,277	$77,556

As of September 30, 2016 and March 31, 2016, long-lived assets, which represent property, plant and equipment, goodwill and intangible assets, net of accumulated depreciation and amortization, located outside the Americas were not material.

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

•
Results of operations. This section provides an analysis of our results of operations for the three months and six months ended September 30, 2016 and 2015. A brief description is provided of transactions and events that impact the comparability of the results being analyzed.

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

RESULTS OF OPERATIONS
Summary Financials (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$41,779	100.0%	$39,743	100.0%	$2,036	5.1%
Cost of revenues	14,119	33.8	17,758	44.7	(3,639)	(20.5)%
Gross profit	27,660	66.2	21,985	55.3	5,675	25.8%
Total operating expenses	32,379	77.5	30,799	77.5	1,580	5.1%
Operating loss	(4,719)	(11.3)	(8,814)	(22.2)	(4,095)	(46.5)%
Realized gain on short-term investments and interest and other income, net	257	0.6	265	0.7	(8)	(3.0)%
Loss before income taxes	(4,462)	(10.7)	(8,549)	(21.5)	(4,087)	(47.8)%
Income tax expense (benefit)	178	0.4	(488)	(1.2)	666	(136.5)%
Net loss	$(4,640)	(11.1)%	$(8,061)	(20.3)%	$(3,421)	(42.4)%

	Six Months Ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$83,277	100.0%	$77,556	100.0%	$5,721	7.4%
Cost of revenues	30,148	36.2	34,564	44.6	(4,416)	(12.8)%
Gross profit	53,129	63.8	42,992	55.4	10,137	23.6%
Total operating expenses	68,563	82.3	61,276	79.0	7,287	11.9%
Operating loss	(15,434)	(18.5)	(18,284)	(23.6)	(2,850)	(15.6)%
Realized gain on short-term investments and interest and other income, net	504	0.6	1,909	2.5	(1,405)	(73.6)%
Loss before income taxes	(14,930)	(17.9)	(16,375)	(21.1)	(1,445)	(8.8)%
Income tax expense (benefit)	249	0.3	(910)	(1.2)	1,159	(127.4)%
Net loss	$(15,179)	(18.2)%	$(15,465)	(19.9)%	$(286)	(1.8)%

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

Based on direct shipments, net revenues to customers that individually accounted for at least 10% of total net revenues are as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Wintec (global logistics provider)**	37%	32%	31%	30%
Avnet (distributor)	24%	31%	28%	28%
Flextronics (contract manufacturer)	10%	*	10%	*

*	Less than 10% of total net revenues for period indicated.
**	Wintec provides vendor managed inventory support primarily for Cisco Systems, Inc.

We expect that our largest customers collectively will continue to account for a substantial portion of our net revenues for the foreseeable future.

Based on the sold-to location, net revenues by geographic region are as follows (dollars in thousands):

	Three Months Ended September 30,				Six Months Ended September 30,
	2016		2015		2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue	Amount	% of Net Revenue
United States of America	$25,025	59.9%	$20,519	51.6%	$43,264	52.0%	$38,563	49.7%
Europe	6,700	16.0	5,014	12.6	12,451	15.0	12,406	16.0
Hong Kong	6,663	15.9	6,115	15.4	16,005	19.2	12,086	15.6
Japan	1,392	3.3	4,373	11.0	5,238	6.3	8,186	10.6
Taiwan	335	0.8	1,370	3.4	2,985	3.6	2,684	3.5
Other	1,664	4.1	2,352	6.0	3,334	4.0	3,631	4.6
	$41,779	100.0%	$39,743	100.0%	$83,277	100.0%	$77,556	100.0%

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

Comparison of the three Months and Six Months Ended September 30, 2016 to the Three Months and Six Months Ended September 30, 2015 , respectively.
Net Revenues by market (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Computing	$11,618	27.8%	$16,407	41.3%	$(4,789)	(29.2)%
Connectivity	30,161	72.2	23,336	58.7	6,825	29.2%
Total	$41,779	100.0%	$39,743	100.0%	$2,036	5.1%

	Six Months Ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase	% Change
Computing	$28,071	33.7%	$30,924	39.9%	$(2,853)	(9.2)%
Connectivity	55,206	66.3	46,632	60.1	8,574	18.4%
Total	$83,277	100.0%	$77,556	100.0%	$5,721	7.4%

Year over year, our Computing revenues decreased due to the decline in demand for our PowerPC products as the networking industry migrates away from the PowerPC architecture. On a quarterly basis our Computing revenues fluctuate due to the order pattern on our legacy products.

Our Connectivity revenues increased, primarily due to higher demand across all product families.

Gross Profit (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$41,779	100.0%	$39,743	100.0%	$2,036	5.1%
Cost of revenues	14,119	33.8	17,758	44.7	(3,639)	(20.5)%
Gross profit	$27,660	66.2%	$21,985	55.3%	$5,675	25.8%

	Six Months Ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Net revenues	$83,277	100.0%	$77,556	100.0%	$5,721	7.4%
Cost of revenues	30,148	36.2	34,564	44.6	(4,416)	(12.8)%
Gross profit	$53,129	63.8%	$42,992	55.4%	$10,137	23.6%

The increase in our gross profit and percentage is due to a higher mix of Connectivity revenues which have higher margins, improved production yields and lower material and other costs.

Research and Development and Selling, General and Administrative Expenses (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Research and development	$24,037	57.5%	$22,411	56.4%	$1,626	7.3%
Selling, general and administrative	$8,342	20.0%	$8,373	21.1%	$(31)	(0.4)%

	Six Months Ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Research and development	$51,522	61.9%	$44,028	56.8%	$7,494	17.0%
Selling, general and administrative	$17,041	20.5%	$17,137	22.1%	$(96)	(0.6)%

Research and Development. The increase in R&D expenses during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015 was mainly due to increases of $1.4 million in personnel costs and $0.6 million in stock-based compensation expense, partially offset by a $0.6 million decrease in direct project costs. The increase in R&D expenses during the six months ended September 30, 2016 as compared to the six months ended September 30, 2015 was mainly due to increases of $2.7 million in personnel costs, $2.6 million in stock-based compensation expense and $1.2 million in direct project costs.

Selling, General and Administrative. The SG&A expenses were comparable in total to the prior year for both the three month and six month periods ending September 30, 2016 and 2015.

Realized Gain on Short-Term Investments and Interest and Other Income, net (dollars in thousands):

	Three Months Ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Realized gain on short-term investments and interest income, net	$242	0.6%	$257	0.6%	$(15)	(5.8)%

	Six Months Ended September 30,
	2016		2015
	Amount	% of Net Revenue	Amount	% of Net Revenue	Increase (Decrease)	% Change
Realized gain on short-term investments and interest income, net	$472	0.6%	$1,876	2.4%	$(1,404)	(74.8)%

Realized Gain on Short-Term Investments and Interest Income, net. The decrease in realized gain on short-term investments and interest income, net, for the six months ended September 30, 2016 compared to the prior year period was primarily due to a decrease in realized gains from the sale of short-term investments and marketable securities. The three months periods were comparable in total.

LIQUIDITY AND CAPITAL RESOURCES

A summary of our cash flows is as follows:

	Six Months Ended September 30,
	2016	2015
	(In thousands)
Net cash provided by operating activities	$664	$1,385
Net cash used for investing activities	(3,962)	(16,631)
Net cash provided by (used for) financing activities	722	(174)
Net decrease in cash and cash equivalents	$(2,576)	$(15,420)

Operating Activities

Net cash provided by operating activities totaled $0.7 million for the six months ended September 30, 2016. Our net loss of $15.2 million includes $18.4 million of non-cash items primarily consisting of $14.9 million of stock-based compensation, $3.1 million of depreciation and $0.4 million of premium amortization of our investments in bonds. The remaining change in operating cash flows primarily reflected an inflow from the change in inventories of $3.0 million, accrued payroll and other liabilities of $1.0 million, other assets of $1.0 million, and accounts payable of $0.4 million, and an outflow from the change in accounts receivable of $4.3 million and in the Veloce accrued liability of $3.7 million.
Net cash provided by operating activities was $1.4 million for the six months ended September 30, 2015. Our net loss of $15.5 million for the six months ended September 30, 2015 included $14.1 million of non-cash items consisting of $3.7 million of depreciation and $12.0 million of stock-based compensation, partially offset by $1.6 million of gain on short-term investments and other, net. The remaining change in operating cash flows for the six months ended September 30, 2015 primarily reflected an inflow from the change in inventories of $3.1 million, other assets of $2.1 million and accrued payroll and other liabilities of $0.2 million, and an outflow from the change in accounts payable of $2.4 million, accounts receivable of $0.2 million and Veloce accrued liability of $0.1 million.

Investing Activities
Net cash used for investing activities of $4.0 million for the six months ended September 30, 2016 was due to purchases of property and equipment of $3.3 million and net purchases from short-term investment activities of $0.7 million.
Net cash used for investing activities of $16.6 million for the six months ended September 30, 2015 was due to net purchases of $15.9 million from short-term investment activities and purchases of property and equipment of $0.8 million.

Financing Activities
Net cash provided by financing activities of $0.7 million for the six months ended September 30, 2016 was due to proceeds from the issuance of common stock of $1.8 million, partially offset by $1.1 million of tax-withholding payments related to the vesting of restricted stock units.
Net cash used for financing activities of $0.2 million for the six months ended September 30, 2015 was due to tax-withholding payments related to the vesting of restricted stock units of $1.4 million, partially offset by $1.2 million of proceeds from the issuance of common stock.
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
We are exposed to market risk as it relates to changes in the market value of our investments. At September 30, 2016, our investment portfolio included short-term securities classified as available-for-sale investments with an aggregate fair market value of $59.2 million and a cost basis of $58.9 million. Substantially all of these securities are subject to interest rate risk, as well as credit risk and liquidity risk, and will decline in value if interest rates increase or an issuer’s credit rating or financial condition is weakened.
The following table presents the hypothetical changes in fair value of our short-term investments held at September 30, 2016 (in thousands):

	Valuation of Securities Given an Interest Rate Decrease of X Basis Points (“BPS”)			Fair Value as of	Valuation of Securities Given an Interest Rate Increase of X Basis Points (“BPS”)
	(150 BPS)	(100 BPS)	(50 BPS)	September 30, 2016	50 BPS	100 BPS	150 BPS
Available-for-sale investments	$60,628	$60,270	$59,775	$59,239	$58,709	$58,186	$57,670

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

We generally conduct business, including sales to foreign customers, in U.S. dollars, and as a result, we have limited foreign currency exchange rate risk. We did not enter into any forward currency exchange contracts during the six months ended September 30, 2016.

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

As required by Exchange Act Rule 13a-15(b), we conducted an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our CEO and CFO concluded that as of such date our disclosure controls and procedures were effective at the reasonable assurance level.
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

Our cash, cash equivalents and short-term investments balance as of September 30, 2016 was $81.7 million compared to $83.8 million as of March 31, 2016. Of the $178.5 million we previously committed to pay in Veloce acquisition consideration, $3.0 million currently remains to be paid, and our cash balance will be affected depending upon how much of this remaining balance we decide to pay in cash instead of our common stock. Our cash balances could further decrease depending upon the extent and timing of research and development ("R&D") and manufacturing expenses associated with our new product development and roll-out activities. Although we currently believe we have adequate liquidity to meet our capital requirements and fund our operations for at least the next twelve months, our cash balances could decrease significantly if our normal operations or unforeseen events require us to expend more cash than anticipated or if the revenue ramps relating to our recent and new product introductions fail to occur within the currently anticipated timeframes. If this were to occur, we may be faced with liquidity issues requiring us to pursue various options to raise additional capital, generate cash, delay or cancel new-product introductions, reduce or defer R&D investments, engage in additional restructuring activities, or divest or liquidate business assets. In addition, we may elect to raise additional capital, including without limitation by issuing equity or debt securities, or otherwise attempt to generate additional cash in order to augment our cash reserves for purposes of enabling future business expansion and providing additional liquidity assurances to our current and prospective customers, suppliers and partners. There can be no assurance that any of the options that we might pursue to raise additional capital or to generate or preserve cash will be available on commercially reasonable terms or at all.

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

There has been and will likely continue to be significant industry consolidation among communications IC companies, network equipment companies and telecommunications companies, such as the acquisition of Broadcom’s wireless IoT business announced by Cypress Semiconductor in July 2016, of Broadcom Corporation by Avago Technologies in February 2016, of Altera Corporation by Intel Corporation and of Freescale Semiconductor by NXP Semiconductors in December 2015, of Cambridge Silicon Radio by Qualcomm in August 2015, of IBM’s Microelectronics business (including its 300nm and 200nm wafer foundries) by GlobalFoundries in July 2015, and of Spansion by Cypress Semiconductor in March 2015. Also in 2016 and 2015, there were announcements of numerous additional proposed consolidations in the semiconductor market, involving both larger and smaller target companies. We expect this consolidation to continue as companies attempt to benefit from economies of scale, gain improved or more comprehensive product or technology portfolios, increase the size of their serviceable markets, and otherwise strengthen or hold their positions in an evolving technology landscape. Chinese companies and investment groups have also launched a number of acquisitions, joint venture partnerships, and significant equity investment stakes in IC companies, in furtherance of China’s stated goal of becoming self-sufficient in semiconductors and reducing imports from foreign suppliers. Such industry and market consolidation may result in stronger competitors, fewer customers and reduced demand for our products, which in turn could have a material adverse effect on our business, operating results, and financial condition. In addition, our Company or one or more of our product families or technologies may become a target for a company looking to improve its competitive position through acquisition, and one or more of our product families or technologies that no longer hold the prospect of providing sufficient investment return may become the target of divestiture activities. There can be no guarantee that any such divestiture activities would be successful. The Board of Directors on an ongoing basis evaluates the potential risks and benefits to our Company and its stockholders with respect to various potential consolidation scenarios involving our business, product lines and technologies and those of third party business enterprises.

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

We have a significant number of authorized and unissued shares of our common stock available. These shares will provide us with the flexibility to issue our common stock for proper corporate purposes, which may include raising equity capital from strategic, institutional or other investors, discharging our remaining purchase price obligations in the Veloce acquisition, making new acquisitions through the use of stock, and adopting additional equity incentive plans or increasing the share reserve under our existing plan. For example, to enable us to make future equity grants to attract and retain key employees and service providers, in August 2015, we requested and received stockholder approval of a 3.3 million share increase in the shares reserved for issuance under our 2011 Equity Incentive Plan and, in August 2016, we requested and received stockholder approval of a 3.0 million share increase in the shares reserved for purchase under our 2012 Employee Stock Purchase Plan. Any issuance of our common stock will result in immediate dilution of our stockholders. In addition, the issuance of a significant amount of our common stock may result in additional regulatory requirements, such as stockholder approval. The actual amount and timing of additional share issuances to be made in connection with Veloce acquisition payments will be based upon numerous factors including, without limitation, the total amount of acquisition consideration to be paid, the market price of our common stock as of each payment date, the tax impact of the issuances and the recipients’ ability to sell shares in order to cover related tax liabilities, and our available cash balances and liquidity requirements as of such dates, some of which are not determinable at this time.

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

Sales to distributors accounted for 41% of our revenues for the quarter ended September 30, 2016, and 49% and 54% of our revenues for the fiscal years ended March 31, 2016 and 2015, respectively. Our largest distributor accounted for 24% of our revenues for the quarter ended September 30, 2016, and 26% of our revenues each for the fiscal years ended March 31, 2016 and 2015. We do not have long-term agreements with our distributors, and either party can terminate the relationship with little advance notice.

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

A relatively small number of customers have accounted for a significant portion of our net revenues in any particular period. Based on direct shipments, net revenues to customers that accounted for at least 10% of total net revenues were as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Wintec (global logistics provider)**	37%	32%	31%	30%
Avnet (distributor)	24%	31%	28%	28%
Flextronics (contract manufacturer)	10%	*	10%	*
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

Our past acquisitions required us to capitalize significant amounts of goodwill and purchased intangible assets, and we recorded significant impairment charges against these assets in our previous financial statements. At September 30, 2016, we had $11.4 million of goodwill. Although we had no purchased intangible assets at September 30, 2016, we may be required to take significant charges as a result of impairment to the carrying value of any goodwill or purchased intangible assets that we may record in the future.

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

Some of our customer purchase orders and agreements are governed by foreign laws, which may differ significantly from laws in the U.S., or may require that dispute resolution occur in a foreign country. As a result, our ability to enforce our rights under such agreements may be limited compared with our ability to enforce our rights under agreements governed by laws in the U.S. and adjudicated in the U.S.

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

We maintain an investment portfolio of various holdings, types of instruments and maturities. Our portfolio primarily includes fixed income securities, the values of which are subject to market price volatility. These securities are classified as available-for-sale and, consequently, are recorded on our condensed consolidated balance sheets at fair value with unrealized gains or losses reported as a separate component of accumulated other comprehensive loss, net of tax. Our investment portfolio is exposed to market risks related to changes in interest rates and credit ratings of the issuers, as well as to the risks of default by the issuers and lack of overall market liquidity. Substantially all of these securities are subject to interest rate and credit rating risk and will decline in value if interest rates increase or one or more of the issuers' credit ratings is reduced. Increases in interest rates or decreases in the credit worthiness of one or more of the issuers in our investment portfolio could have a material adverse impact on our financial condition or results of operations. During the six months ended September 30, 2016, and the fiscal years ended March 31, 2016 and 2015, we did not record any other-than-temporary impairment charges on our available-for-sale investments and, as of September 30, 2016, the unrealized losses on our balance sheet on these securities that were not previously written down as an other-than-temporary impairment charge were $17,000. While not currently a material amount, there can be no guarantee that such losses will not increase in future periods due to the factors described above. If the fair value of any of these securities does not recover to at least the amortized cost of such security or we are unable to hold these securities until they recover, we may be required to record a decline in the carrying value of these securities.

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

Since 1993, we have been named as a potentially responsible party (“PRP”) along with more than 100 other companies that used Omega Chemical Corporation waste treatment facility in Whittier, California (the “Omega Site”). The U.S. Environmental Protection Agency (“EPA”) has alleged that the Omega Site failed to properly treat and dispose of certain hazardous waste material. We are a member of a large group of PRPs, known as the Omega Chemical Site PRP

Organized Group (“OPOG”), that has agreed to fund certain ongoing remediation efforts at and nearby the Omega Site and with respect to the regional groundwater allegedly contaminated thereby. In April 2016, OPOG and EPA filed with the court a consent decree outlining the proposed groundwater remediation plan; it is anticipated the court will approve it in fiscal year 2017, following which the groundwater remediation will commence. It is also anticipated the court will thereafter lift the stay previously placed on litigation originally filed in 2007 against OPOG and the PRPs by a different chemical company located nearby the Omega Site, seeking a judicial determination that the Omega PRPs are responsible for some or all of the plaintiff's potential liability to clean up groundwater contamination beneath the plaintiff's site. For more information, see our disclosures set forth in footnote 6, “Legal Proceedings,” to the financial statements contained in this report.

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

We generally enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with other third parties including consultants, suppliers, customers, licensees and strategic partners. We also try to control access to and distribution of our technologies, pre-release products, documentation and other proprietary information, through the use of license agreements and other contracts and the implementation and enforcement of physical security measures. Despite these efforts, employees, contractors and third parties may attempt to copy, disclose, obtain or use our confidential information, products, services or technology without our authorization. In such event, any contracts we have in place with such parties might not provide us with adequate remedies to protect our IP rights or to recover adequate damages for this loss. Also, former employees may seek employment with our business partners, customers or competitors and we cannot assure you that the confidential nature of our proprietary information will be maintained in the course of such future employment. Additionally, former employees or third parties could attempt to penetrate our network to misappropriate our proprietary information or interrupt our business. Because the techniques used by computer hackers to access or sabotage networks change frequently and generally are not recognized until launched against a target, we may be unable to anticipate these techniques. As a result, our technologies and processes may be misappropriated, particularly in foreign countries where laws may not protect our proprietary rights as fully as in the U.S.

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

*Our stock price is volatile.

The market price of our common stock has fluctuated significantly. For example, during the fiscal quarter ended September 30, 2016 our stock's closing price ranged from $6.24 and $7.21 per share and during the fiscal year ended March 31, 2016 our stock's closing price ranged from $4.94 and $8.03 per share. In the future, the market price of our common stock could be subject to significant fluctuations due to general economic and market conditions and in response to:

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
Date: November 2, 2016

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